Form 10-Q
period 2003-06-29
NETGEAR INC
filed 2003-09-12
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 29, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number

NETGEAR, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0419172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4500 Great America Parkway, Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)

(408) 907-8000

(Registrant’s telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 28,298,660 as of September 9, 2003.

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	15
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30
Item 4.	Controls and Procedures	30
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 2.	Changes in Securities and Use of Proceeds	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 6.	Exhibits and Reports on Form 8-K	32
Signatures		33
Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.1

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Pro Forma
	Stockholders’
	Equity at
	June 29,	June 29,	December 31,
	2003	2003	2002(1)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$21,376	$19,880
Accounts receivable, net of allowance for doubtful accounts of $869 at June 29, 2003 and $873 at December 31, 2002		52,328	42,492
Inventories		40,236	24,774
Deferred income taxes		9,772	—
Prepaid expenses and other current assets		4,128	3,003

Total current assets		127,840	90,149
Property and equipment, net		3,617	3,144
Goodwill, net		558	558

Total assets		$132,015	$93,851

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable		$30,228	$10,628
Payable to related parties		16,667	13,687
Accrued employee compensation		2,473	3,375
Other accrued liabilities		26,949	29,419
Deferred revenue		1,168	5,059
Income taxes payable		1,171	934
Borrowings under line of credit		8,000	—
Note payable to Nortel Networks		14,023	13,294

Total current liabilities		100,679	76,396

Redeemable convertible preferred stock	$—	$48,039	$48,052

Stockholders’ equity (deficit)
Common stock	20
Additional paid-in capital	61,184	13,165	12,810
Deferred stock-based compensation	(4,573)	(4,573)	(4,997)
Accumulated deficit	(25,295)	(25,295)	(38,410)

Total stockholders’ equity (deficit)	$31,336	(16,703)	(30,597)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)		$132,015	$93,851

(1)	Amounts as of December 31, 2002 are derived from audited financial statements as of this date

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETGEAR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

	(Unaudited)
Net revenue	$69,003	$55,538	$136,709	$101,066

Cost of revenue:
Cost of revenue	49,889	41,326	99,135	76,011
Amortization of deferred stock-based compensation	42	20	31	86

Total cost of revenue	49,931	41,346	99,166	76,097

Gross profit	19,072	14,192	37,543	24,969

Operating expenses:
Research and development	1,882	1,606	3,898	2,500
Sales and marketing	11,706	7,809	22,667	14,989
General and administrative	1,779	2,024	3,681	3,552
Amortization of deferred stock-based compensation:
Research and development	103	37	199	180
Sales and marketing	179	45	288	188
General and administrative	98	167	249	367

Total operating expenses	15,747	11,688	30,982	21,776

Income from operations	3,325	2,504	6,561	3,193
Interest income	25	45	53	66
Interest expense	(370)	(526)	(731)	(544)
Other income, net	128	108	50	40

Income before income taxes	3,108	2,131	5,933	2,755
Provision (benefit) for income taxes	(8,395)	299	(7,182)	386

Net income	11,503	1,832	13,115	2,369
Deemed dividend on Preferred Stock	—	—	—	(17,881)

Net income (loss) attributable to common stockholders	$11,503	$1,832	$13,115	$(15,512)

Net income (loss) per share attributable to common stockholders
Basic	$0.57	$0.09	$0.65	$(0.70)

Diluted	$0.48	$0.09	$0.55	$(0.70)

Pro forma net income per share
Basic	$0.57	$0.09	$0.65	$0.11

Diluted	$0.48	$0.09	$0.55	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETGEAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended

	June 29,	June 30,
	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net Income	$13,115	$2,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	900	687
Amortization of deferred stock-based compensation	767	821
Deferred income taxes	(9,772)	—
Accretion of note payable to Nortel Networks	729	526
Changes in assets and liabilities:
Accounts receivable	(9,836)	(19,368)
Inventories	(15,462)	5,299
Prepaid expenses and other current assets	(1,125)	(954)
Accounts payable	19,763	(788)
Payable to related parties	2,818	7,668
Accrued employee compensation	(902)	962
Other accrued liabilities	(2,471)	6,280
Deferred revenue	(3,891)	8,041
Income tax payable	237	500

Net cash provided by (used in) operating activities	(5,130)	12,043

Cash flows from investing activities:
Purchase of property and equipment	(1,373)	(1,557)

Net cash used in investing activities	(1,373)	(1,557)

Cash flows from financing activities:
Borrowings under line of credit	8,000	47,473
Repayments under line of credit	—	(47,473)
Proceeds from issuance of Series C preferred stock	—	4,700
Series C preferred stock issuance costs	—	(1,211)
Proceeds from exercise of options	12	—
Repurchase of Preferred Stock	(13)	(4,700)

Net cash provided by (used in) financing activities	7,999	(1,211)

Net increase in cash and cash equivalents	1,496	9,275
Cash and cash equivalents at beginning of period	19,880	9,152

Cash and cash equivalents at end of period	$21,376	$18,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

      NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company designs, develops and markets networking products that address the specific needs of small businesses and homes, enabling customers to share Internet access, peripherals, files and digital content and applications among multiple personal computers. The Company’s products include Ethernet networking products, broadband products, and wireless networking products that are sold through traditional retailers, on-line retailers, direct marketing resellers, or DMRs, value added resellers, or VARs, and, recently, broadband service providers.

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of the Company, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are normal recurring adjustments other than the recording of a deferred tax asset. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Amendment No. 6 of the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on July 30, 2003.

      Operating results for the six months ended June 29, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

      Immediately prior to the effective date of the Company’s initial public offering on July 30, 2003, the Company’s outstanding Preferred Stock was automatically converted into 20,228,480 shares of common stock. The pro forma effects of this transaction are unaudited and have been reflected in the accompanying Pro Forma Stockholders’ Equity as of June 29, 2003.

2.     Subsequent Events

      In July 2003, the Company completed an initial public offering whereby the Company sold 8,050,000 shares of common stock (which included underwriters’ overallotment) and received net proceeds of $101.9 million (after underwriters’ discount of $7.9 million and related offering expenses of $2.9 million). On August 6, 2003 the Company used $20.0 million of the proceeds to repay debt owed to Nortel Networks, that had a carrying value of $14.0 million as of June 29, 2003. The repayment of debt resulted in recognition of a pre-tax charge of approximately $6.0 million in the third quarter of 2003 due to the acceleration of interest expense equal to the unamortized discount balance at the date of repayment.

      On August 5, 2003 the Company used $17.0 million of the proceeds to repay debt on amounts drawn on the Company’s line of credit.

      Immediately prior to the offering the Company effected a split of our outstanding common stock of 1.75 shares for each share outstanding. All shares and per share calculations included in the accompanying unaudited condensed consolidated financial statements of NETGEAR have been adjusted to reflect this split.

      Upon the closing of the initial public offering all outstanding shares of redeemable convertible preferred stock were converted on a 1-for-1 basis into 20,228,480 shares of common stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Significant Accounting Policies:

      The Company’s significant accounting policies are disclosed in the Company’s final prospectus dated July 30, 2003 for the year ended December 31, 2002. The Company’s significant accounting policies have not materially changed during the three and six months ended June 29, 2003.

Stock-based Compensation

      Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company’s common stock and the exercise price of options to purchase that stock. For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net income (loss) attributable to common shareholders would have been changed to the pro forma amounts indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net income (loss) attributable to common shareholders, as reported	$11,503	$1,832	$13,115	$(15,512)
Add:
Employee stock-based compensation included in reported net income (loss)	422	269	767	821
Less:
Total employee stock-based compensation determined under fair value method	(1,361)	(1,057)	(2,739)	(2,943)

Adjusted net income (loss) attributable to common shareholders	$10,564	$1,044	$11,143	$(17,634)

Basic net income (loss) per share attributable to common stockholders:
As reported	$0.57	$0.09	$0.65	$(0.70)

Adjusted	$0.52	$0.05	$0.55	$(0.80)

Diluted net income (loss) per share attributable to common stockholders:
As reported	$0.48	$0.09	$0.55	$(0.70)

Adjusted	$0.44	$0.05	$0.46	$(0.80)

Income Taxes

      During three months ended June 29, 2003 the Company reassessed its ability to realize its deferred tax assets and determined that it is more likely than not that future tax benefits will be realized. This determination was made principally based on the cumulative profitability of the Company over the past several quarters, plus the projected current and future taxable income expected to be generated by the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, the Company fully reversed the valuation allowance of $9,772,000 in current quarter to reflect the anticipated net deferred tax asset utilization.

      Deferred tax assets and liabilities consist of the following (in thousands):

	June 29,	December 31,
	2003	2002

Deferred tax assets:
Net operating loss carry forwards	$182	$182
Accruals and reserves	9,874	9,275
Deferred revenue	—	—
Tax credits	33	33

	10,089	9,490

Deferred tax liabilities:
Depreciation and goodwill amortization	(317)	(317)

	(317)	(317)

Gross deferred tax assets	9,772	9,173

Valuation allowance	—	(9,173)

Net deferred tax assets	$9,772	$—

      The provision (benefit) for income taxes consists of the following (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Current
US Federal	$1,143	$85	$2,151	$109
State and local	155	148	291	192
Foreign	79	66	148	85

	1,377	299	2,590	386

Deferred
US Federal	(8,460)	—	(8,460)	—
State and local	(1,312)	—	(1,312)	—

	(9,772)		(9,772)
	$(8,395)	$299	$(7,182)	$386

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Warranties

      The Company provides for future warranty obligations upon product delivery based on the number of installed units, historical experience and the Company’s judgment regarding anticipated rates of warranty claims. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheet, during the periods are as follows (in thousands):

	Six Months
	Ended	Year Ended
	June 29,	December 31,
	2003	2002

Balance as of beginning of the period	$8,941	$4,720
Provision for warranty liability for sales made during the period	5,917	12,587
Settlements made during the period	(6,088)	(8,366)

Balance as of end of the period	$8,770	$8,941

Shipping and Handling Fees and Costs

      The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $989,000 and $1.7 million for the three and six months ended June 29, 2003, respectively, and $560,000 and $1.2 million for the three and six months ended June 30, 2003, respectively.

Recent Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on its financial position, results of operations or cash flows.

      In May 2003, FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its financial position or on its results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

	June 29,	December 31,
	2003	2002

	(In thousands)
Finished goods	$40,236	$24,774

5.	Net Income (Loss) Per Common Share

      The holders of Series A, B and C preferred stock are entitled to participate in all dividends paid on common stock, as and when declared by the Board of Directors, on an as-if converted basis. In accordance with EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” the Company has included the impact of Preferred Stock in the computation of basic earnings per share using the “two class” method. Under this method, an earnings allocation formula is used to determine the amount of net income (loss) attributable to common stockholders to be allocated to each class of stock (the two classes being common stock and preferred stock). Basic net income (loss) per share attributable to common stockholders is calculated by dividing the amount of net income (loss) attributable to common shareholders that is apportioned to common stock by the weighted average number of shares of common stock outstanding during the period. In fiscal periods when there were no shares of common stock outstanding, basic net income (loss) per share attributable to common stockholders is presented as there were potential common shares outstanding during the period. This per share data is based on the net income (loss) which would be attributable to one share of common stock during each period, after apportioning the net income (loss) to reflect the participation rights of the preferred stockholders. Diluted net income (loss) per share is computed using the if-converted method for the preferred stock, if dilutive.

      Net income (loss) per share applicable to each class of stock (common stock and preferred stock) is as follows (in thousands, except per share data):

	Three Months Ended
	June 29, 2003

	Common Stock	Preferred Stock

	(Unaudited)
Basic net income per share:
Apportioned net income	$1	$11,502

Total numerator for basic net income per share	$1	$11,502

Weighted average basic shares outstanding	1	20,229

Basic net income per share	$0.57	$0.57

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended
June 29, 2003

Common Stock

(Unaudited)
Diluted net income per share:
Net income	$11,503

Total numerator for diluted net income per share	$11,503

Weighted average shares outstanding:
Basic	1
Conversion of preferred stock	20,229
Options and warrants	3,715

Total diluted	23,945

Diluted net income per share	$0.48

	Three Months Ended
	June 30, 2002

	Common Stock		Preferred Stock

	(Unaudited)
Basic net income per share:
Apportioned net income			$1,832

Total numerator for basic net income per share			$1,832

Weighted average basic shares outstanding			20,234

Basic net income per share	$0.09	(A)	$0.09

Three Months Ended
June 30, 2002

Common Stock

(Unaudited)
Diluted net income per share:
Net income	$1,832

Total numerator for diluted net income per share	$1,832

Weighted average shares outstanding:
Basic	—
Conversion of preferred stock	20,234
Options and warrants	1,268

Total diluted	21,502

Diluted net income per share	$0.09

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 29, 2003

	Common Stock	Preferred Stock

	(Unaudited)
Basic net income per share:
Apportioned net income	$0	$13,115

Total numerator for basic net income per share	$0	$13,115

Weighted average basic shares outstanding	1	20,230

Basic net income per share	$0.65	$0.65

Note: The Company had outstanding common stock during the six months ended June 29, 2003, but because of rounding the apportioned net income and total numerator for basic net income per share are recorded at zero.

Six Months
Ended
June 29, 2003

Common Stock

(Unaudited)
Diluted net income per share:
Net income	$13,115

Total numerator for diluted net income per share	$13,115

Weighted average shares outstanding:
Basic	1
Conversion of preferred stock	20,229
Options and warrants	3,767

Total diluted	23,997

Diluted net income per share	$0.55

	Six Months Ended
	June 30, 2002

	Common Stock		Preferred Stock

	(Unaudited)
Basic and diluted net income (loss) per share:
Apportioned net loss after deemed dividend to Preferred Stock			$(15,512)
Deemed dividend to Preferred Stock			17,881

Total numerator for basic net income (loss) per share			$2,369

Weighted average basic shares outstanding			22,143

Basic and diluted net income (loss) per share	$(0.70	)(A)	$0.11

(A):	As described above, these amounts represent the amount of net income (loss) which would be apportioned to one share of common stock.

      Diluted net income (loss) per share attributable to common stockholders for six months ended June 30, 2002 is same as basic net income (loss) per share attributable to common stockholders because the impact of including potential common shares would not be dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Anti-dilutive common stock options and warrants amounting to none, 770,000, none and 5,677,000 were excluded from the weighted average shares outstanding from the dilutive per share calculation for three months ended June 29, 2003, three months ended June 30, 2002, six months ended June 29, 2003 and six months ended June 30, 2002, respectively. In addition, the conversion of preferred stock into 22,143,000 shares of common stock would be anti-dilutive for the six months ended June 30, 2002.

      Pro forma basic and diluted net loss per share is presented to reflect per share data assuming the automatic conversion of all outstanding shares of Preferred Stock into common stock, which will occur upon the closing of a qualified initial public offering, as if the conversion had taken place at the beginning of the year, or at the date of issuance, if later.

6.	Segment Information, Operations by Geographic Area and Significant Customers

      Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. By this definition, the Company primarily operates in one business segment, which is the development, marketing and sale of networking products for the small business and home markets. NETGEAR’s headquarters and most of its operations are located in the United States. The Company also conducts sales, marketing and customer service activities through sales offices in Europe and Asia. Geographic revenue information is based on the location of the reseller or distributor. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

      Net revenue consist of (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

North America	$42,818	$38,498	$79,479	$63,777
Europe	18,994	12,878	43,449	28,827
Asia Pacific and Rest of the world	7,191	4,162	13,781	8,462

	$69,003	$55,538	$136,709	$101,066

      Long-lived assets consist of (in thousands):

	June 29,	December 31,
	2003	2002

North America	$3,489	$3,074
Europe	46	12
Asia Pacific	82	58

	$3,617	$3,144

      Significant customers (as a percentage of revenue):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
Customer	2003	2002	2003	2002

A	29%	31%	30%	30%
B	14%	21%	17%	24%
C	12%		10%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Borrowings

      On March 22, 2001, the Company entered into a revolving line of credit agreement that provided for a maximum line of credit of $20.0 million, which included both direct loans and letters of credit. Availability under the line of credit was based on a formula of eligible accounts receivable balances. Interest on direct borrowings was at the bank’s prime rate plus applicable margin. Borrowings were collateralized by all of the Company’s assets. In 2002, the Company signed an amendment to the credit line agreement to terminate the credit agreement effective July 28, 2002. The Company had gross borrowings of $47.5 million during the six months ended June 30, 2002, all of which had been repaid within the same period.

      On July 25, 2002, the Company entered into a revolving line of credit agreement with another bank that provides for a maximum line of credit of up to $20.0 million including amounts drawn under letters of credit. Availability under the line of credit is equal to 75% of eligible accounts receivable balances as determined in the agreement. The annualized interest rate of prime rate plus 0.75% is charged on the outstanding credit balance, calculated on a daily basis. Substantially all the Company’s assets are collateralized under the line of credit. Per the line of credit agreement, the bank can issue letters of credit up to aggregate face amount of $2.0 million. During the term of the line of credit agreement the Company has to comply with various financial and non-financial covenants. During the six months ended June 29, 2003, the Company was in compliance with all the covenants. The Company withdrew $8.0 million on the line of credit (See Note 2) during the six months ended June 29, 2003, which was outstanding at the end of the period. The Company also utilized $396,000 of the available credit line in the form of letters of credit. The revolving line of credit expires in July 2004.

      On August 5, 2003 the Company used $17.0 million of the proceeds from its initial public offering to repay all amounts drawn on the line. This amount included repayments for draw downs against the line subsequent to June 29, 2003.

8.	Note Payable to Nortel Networks

      In 2002, the Company entered into a Subordinated Unsecured Convertible Promissory Note Payable to Nortel Networks (the “Note”). The Note has a principal amount of $20.0 million. Principal and accrued but unpaid interest are due on February 7, 2009. The Note bears interest at 7% per year, starting to accrue on February 7, 2005. Upon a change in control of the Company, the holder of the Note has the right to demand immediate repayment of principal and accrued interest under the Note. Upon closing of a public equity financing (other than corporate re-organization and transaction on Form S-4), the Company shall pay Nortel the lesser of (i) the principal then outstanding and accrued but unpaid interests or (ii) 66.66% of the net proceeds from such equity financing in excess of $10.0 million. The $20.0 million Note is carried at its net present value of $13.3 million, at December 31, 2002, calculated using borrowing rates currently available to the Company for loans with similar terms. The accretion recorded in 2003 is as follows (in thousands):

Carrying value as of December 31, 2002	$13,294
Accretion	729

Carrying value as of June 29, 2003	$14,023

      The note became due on July 30, 2003, the effective date of the initial public offering completed by the Company. The face value of the note ($20.0 million) was paid on August 6, 2003. See note 2 for more information.

9.	Commitments

Guarantees and Purchase Commitments

      The Company enters into various inventory related purchase agreements with suppliers. Under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are noncancelable within 30 days prior to the expected shipment date. At June 29, 2003, the Company had $27.4 million in noncancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers.

Indemnification

      During 2001, the Company entered into an agreement with a law firm with respect to legal consultative and other services in international jurisdictions. Under the agreement, the Company agreed to indemnify the law firm to the fullest extent permitted by law against claims, suits and legal and other expenses incurred by the service provider in the course of providing such services. The terms of the indemnity agreement remain in effect until modified by the parties to the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not received any claims against this agreement and believes the fair value of the indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 29, 2003.

      The Company also, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 29, 2003.

      In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has neither received any claims nor paid any amounts to settle claims or defend lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 29, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Other Factors Affecting Operating Results” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

Overview

      Our extensive product line currently includes approximately 100 different products. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold. Our products are grouped into three major segments within the small business and home markets: Ethernet networking products, broadband products and wireless networking products. Ethernet networking products include switches, network interface cards, or NICs, and print servers. Broadband products include routers and gateways. Wireless networking products include wireless access points and wireless NICs. Broadband products include wireless routers and it is expected that wireless features will permeate into the other two categories. Since we originally launched our business in 1996 with the shipment of Ethernet networking products and a single broadband product, we have continually introduced new products in response to market demand. For example, in 2002, we introduced approximately 40 new products and have introduced 24 new products in the six months ended June 29, 2003.

      Our products are sold through multiple sales channels worldwide, including traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and, recently, broadband service providers. Our retail channel includes traditional retail locations domestically and internationally and online retailers, such as Amazon.com and Buy.com. In the United States we sell directly to Best Buy, Circuit City, Costco, Fry’s Electronics, Staples and have recently added Office Depot and Micro Center. The remaining traditional retailers, as well as our online retailers, DMRs and VARs are fulfilled through approximately 65 wholesale distributors. These wholesale distributors are located in the United States, the United Kingdom, France, Germany, Japan and Canada and approximately 30 other countries. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro and Tech Data. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.

      International sales as a percentage of net revenue grew from 31% in the quarter ended June 30, 2002 to 38% in the quarter ended June 29, 2003 and from 37% in the six months ended June 30, 2002 to 42% in the six months ended June 29, 2003. Sales in Europe grew from $28.8 million in the six months ended June 30, 2002 to $43.5 million in the six months ended June 29, 2003, representing an increase of approximately 51% during that period.

      Our financial condition and results of operations have been and are likely to continue to be affected by seasonal patterns. In the past, we have experienced higher net revenue during the second half of our fiscal year, with our highest net revenue during the year-end holiday season. Absent other factors, we would therefore expect higher net revenue in the third and fourth quarter of each calendar year. To the extent our retail sales increase as a percentage of our net revenue, we expect to experience seasonally higher sales as a percentage of net revenue in the third and fourth quarters.

      The small business and home networking markets are characterized by intense competition and technological advances. As a result, we continue to expect to experience rapid erosion of average selling prices over the course of the lifecycle of our products due to competitive pricing pressures. We also run various marketing promotions, the timeliness and effectiveness of these promotions can have an impact to our net revenue. Marketing programs include rebate promotions which are accounted for using management estimates of redemption rates, which could also impact our net revenue. In order to maintain our gross margins, it is necessary to offset average sales price erosion by proactively negotiating with component suppliers and contract manufacturers to reduce unit costs of incoming inventory. We also expect to continue to introduce new products and broaden our geographic and channel reach. These efforts require significant up front investment in advance of expected incremental revenue, which could impact our gross margins. In addition, our international expansion will expose us to additional risks related to foreign currency fluctuations.

Results of Operations

      The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Cost of revenue	72.3	74.4	72.5	75.2
Amortization of deferred stock-based compensation	0.1	0.0	0.0	0.1

Total Cost of revenue	72.4	74.4	72.5	75.3

Gross margin	27.6	25.6	27.5	24.7

Operating expenses:
Research and development	2.7	2.9	2.9	2.5
Sales and marketing	17.0	14.1	16.6	14.8
General and administrative	2.6	3.6	2.7	3.5
Amortization of deferred stock-based compensation
Research and development	0.1	0.1	0.1	0.2
Sales and marketing	0.3	0.1	0.2	0.2
General and administrative	0.1	0.3	0.2	0.4

Total operating expenses	22.8	21.0	22.7	21.5

Income from operations	4.8	4.5	4.8	3.2
Interest income	0.0	0.1	0.0	0.1
Interest expense	(0.5)	(0.9)	(0.5)	(0.5)
Other income, net	0.2	0.2	0.0	0.0

Income before taxes	4.5	3.8	4.3	2.7
Provision (benefit) for income taxes	(12.2)	0.5	(5.3)	0.4

Net income	16.7%	3.3%	9.6%	2.3%

Quarter Ended June 29, 2003 Compared to Quarter Ended June 30, 2002

Net Revenue

      Net revenue increased $13.5 million, or 24%, to $69.0 million for the quarter ended June 29, 2003, from $55.5 million for the quarter ended June 30, 2002. The increase in net revenue was attributable to increased shipments of our broadband and wireless products, partially offset by provisions made for potential sales returns for certain inventory in our distributor and retail channels. In addition, the increase in net revenue was further offset by provision for rebates and cooperative marketing costs associated with increased retail product sales, and provision for price protection. In the quarter ended June 30, 2002 revenue generated within the United States was 69.3% of net revenue, as compared to 62.1% in the quarter ended June 29, 2003. Revenue from the United States grew 11.2% in the quarter ended June 29, 2003, from the quarter ended June 30, 2002, while revenue generated in EMEA grew 47.5% and revenue generated in Asia Pacific grew 79.4% during this period.

Cost of Revenue and Gross Margin

      Cost of revenue increased $8.6 million, or 21%, to $49.9 million for the quarter ended June 29, 2003, from $41.3 million for the quarter ended June 30, 2002. In addition, our gross margin improved to 27.6% for the quarter ended June 29, 2003, from 25.6% for the quarter ended June 30, 2002. This improvement in gross margin of 2.0% was due primarily to a reduction in the amount of in-bound air freight expense as compared with the same period in 2002. The decrease in freight expense resulted in a gross margin improvement of 3.6%. In addition, reduction in inventory charges for excess and obsolete inventory improved gross margin by 2.7%. These improvements in gross margin were partially offset by an increase in cooperative marketing costs, recorded as contra revenue, and revaluation of inventory costs, which impacted gross margin by 3.2% and 0.6%, respectively.

Operating Expenses

Research and Development

      Research and development expenses increased $276,000, or 17%, to $1.9 million for the quarter ended June 29, 2003, from $1.6 million for the quarter ended June 30, 2002. This increase was primarily due to employee related costs for new and existing employees of $493,000 which was partially offset by a decrease of $263,000 in product development costs.

Sales and Marketing

      Sales and marketing expenses increased $3.9 million, or 50%, to $11.7 million for the quarter ended June 29, 2003, from $7.8 million for the quarter ended June 30, 2002. This increase was primarily due to increased product promotion, advertising and outside technical support expenses of $2.2 million, increased salary and related expenses for additional sales and marketing personnel of $910,000, and an increase in freight out charges of $430,000.

General and Administrative

      General and administrative expenses decreased $245,000, or 12%, to $1.8 million for the quarter ended June 29, 2003, from $2.0 million for the quarter ended June 30, 2002. This decrease was primarily due to decreased accounting and legal fees of $211,000. We expect to see an increase in our insurance costs as a result of our purchase of director and officer insurance.

Amortization of Deferred Stock-based Compensation

      During the quarter ended June 29, 2003, we recorded charges of $42,000 in cost of revenue, $103,000 in research and development expenses, $179,000 in sales and marketing expenses, and $98,000 in general and administrative expenses related to amortization of deferred stock-based compensation. During the quarter ended June 30, 2002, we recorded amortization of deferred stock-based compensation in cost of revenue of

$20,000, $37,000 in research and development expenses, $45,000 in sales and marketing expenses, and $167,000 in general and administrative expenses.

Other Income (Expense), Net

      Other expense, net decreased $156,000, to $217,000 for the quarter ended June 29, 2003, from $373,000 for the quarter ended June 30, 2002. This decrease was primarily due to a decrease of $156,000 in imputed interest associated with the Nortel Networks note.

Provision (Benefit) for Income Taxes

      We recorded a benefit for income taxes of $8.4 million in the second quarter of 2003, compared to the provision for income taxes of $299,000 in the second quarter of 2002. The principal reason for the income tax benefit recorded was the reversal of the valuation allowance against our deferred tax assets of $9.8 million during the second quarter of 2003. The valuation allowance was reversed because we determined that it is more likely than not that certain future tax benefits will be realized as a result of current and future income. This determination was principally based on cumulative profitability of the Company over the past several quarters, plus the projected current and future taxable income expected to be generated by the Company.

Net Income

      Net Income increased $9.7 million, to $11.5 million for the quarter ended June 29, 2003 from $1.8 million for the quarter ended June 30, 2002. This increase was due to an increase in gross profit of $4.9 million, a decrease in provision for income taxes of $8.7 million and a decrease in interest expense of $156,000, offset by an increase in operating expenses of $4.1 million.

Six Months Ended June 29, 2003 Compared to Six Months Ended June 30, 2002

Net Revenue

      Net revenue increased $35.6 million, or 35%, to $136.7 million for the six months ended June 29, 2003, from $101.1 million for the six months ended June 30, 2002. The increase in net revenue was attributable to increased shipments of our broadband and wireless products, partially offset by provisions made for potential sales returns for certain inventory in our distributor and retail channels. In addition, the increase in net revenue was further offset by provision for rebates and cooperative marketing costs associated with increased retail product sales, and provision for price protection. In the six months ended June 30, 2002 revenue generated within the United States was 63.1% of net revenue, as compared to 58.1% in the six months ended June 29, 2003. Revenue from the United States grew 24.6% in the six months ended June 29, 2003, from the six months ended June 30, 2002, while revenue generated in EMEA grew 50.7% and revenue generated in Asia Pacific grew 68.7% during this period.

Cost of Revenue and Gross Margin

      Cost of revenue increased $23.1 million, or 30%, to $99.2 million for the six months ended June 29, 2003, from $76.1 million for the six months ended June 30, 2002. In addition, our gross margin improved to 27.5% for the six months ended June 29, 2003, from 24.7% for the six months ended June 30, 2002. This improvement in gross margin of 2.8% was due primarily to a reduction in the amount of in-bound air freight expense as compared with the same period in 2002. The decrease in freight expense resulted in a gross margin improvement 1.2%. Operational efficiency programs led to a volume increase of 2.3% that leveraged our fixed cost base and a reduction in inventory reserve requirements of 1.1% due to better management of inventory. This improvement in gross margin was partially offset by an increase in cooperative marketing costs, recorded as contra revenue, of 3.0%.

Operating Expenses

Research and Development

      Research and development expenses increased $1.4 million, or 56%, to $3.9 million for the six months ended June 29, 2003, from $2.5 million for the six months ended June 30, 2002. This increase was primarily due to increase of $1.2 million in headcount and salaries for existing employees.

Sales and Marketing

      Sales and marketing expenses increased $7.7 million, or 51%, to $22.7 million for the six months ended June 29, 2003, from $15.0 million for the six months ended June 30, 2002. This increase was primarily due to increased product promotion, advertising and outside technical support expenses of $4.4 million, increased salary and related expenses for additional sales and marketing personnel and increased compensation for existing personnel of $2.1 million and an increase in freight out charges of $519,000.

General and Administrative

      General and administrative expenses increased $129,000, or 4%, to $3.7 million for the six months ended June 29, 2003, from $3.6 million for the six months ended June 30, 2002. This increase was primarily due to increased salary and related expenses of $239,000 for additional employees, offset by a reduction in travel expenses of $55,000.

Amortization of Deferred Stock-based Compensation

      During the six months ended June 29, 2003, we recorded charges of $31,000 in cost of revenue, $199,000 in research and development expenses, $288,000 in sales and marketing expenses, and $249,000 in general and administrative expenses related to amortization of deferred stock-based compensation. During the six months ended June 30, 2002, we recorded amortization of deferred stock-based compensation in cost of revenue of $86,000, $180,000 in research and development expenses, $188,000 in sales and marketing expenses, and $367,000 in general and administrative expenses.

Other Income (Expense), Net

      Other expense, net increased $190,000, to $628,000 for the six months ended June 29, 2003, from $438,000 for the six months ended June 30, 2002. This increase was primarily due to an increase of $187,000 in imputed interest associated with the note payable to Nortel Networks.

Provision (Benefit) for Income Taxes

      We recorded a benefit for income taxes of $7.2 million for the six months ended June 29, 2003, compared to a provision for income taxes of $386,000 for the six months ended June 30, 2002. The principal reason for the income tax benefit recorded was the reversal of the valuation allowance against our deferred tax assets of $9.8 million during the second quarter of 2003. The valuation allowance was reversed because we determined that it is more likely than not that certain future tax benefits will be realized as a result of current and future income. This determination was principally based on cumulative profitability of the Company over the past several quarters, plus the projected current and future taxable income expected to be generated by the Company.

Net Income

      Net Income increased $10.7 million, to $13.1 million for the six months ended June 29, 2003 from $2.4 million for the six months ended June 30, 2002. This increase was due to an increase in gross profit of $12.6 million, a decrease in provision for income taxes of $7.6 million, offset by an increase in operating expenses of $9.2 million and an increase in interest expense of $187,000.

Liquidity and Capital Resources

      In July 2003, we completed an initial public offering which raised $101.9 million net proceeds and used $20.0 million of the proceeds to repay an outstanding note payable to Nortel Networks. As part of our repurchase of Series A preferred stock from Nortel Networks completed on February 7, 2002, we entered into a subordinated unsecured convertible promissory note payable to Nortel Networks Limited. The Nortel Note had a principal amount of $20.0 million. Principal and accrued but unpaid interest were due on February 7, 2009. The promissory note was to bear interest at 7% per year, and would have begun to accrue on February 7, 2005. The promissory note was carried at its net present value of $14.0 million as of June 29, 2003. The note became due on upon the completion of our initial public offering and was paid in full on August 6, 2003. As a result of this $20.0 million cash payment, we will incur an extinguishment of debt charge of approximately $6.0 million in the third quarter of 2003. Additionally, we repaid amounts totaling $17.0 million drawn on the Company’s line of credit on August 5, 2003, of which $8.0 million was outstanding as of June 29, 2003.

      Our cash balance increased from $19.9 million as of December 31, 2002, to $21.4 million as of June 29, 2003. Operating activities during the six months ended June 29, 2003 used cash of $5.1 million primarily for working capital needs. Inventory increased during the six months ended June 29, 2003 by $15.5 million due to longer transit periods as more product was shipped from our manufacturers to our distribution centers by sea rather than by air. In addition, inventory increased to support the projected back-to-school seasonal demand for the third quarter of 2003. Accounts receivable increased by $9.8 million during the six months ended June 29, 2003. Our days sales outstanding increased from 62 days as of June 30, 2002 to 69 days as of June 29, 2003. This increase was attributable primarily to an increase in the amount of our net revenues occurring during the last month of the quarter ended June 29, 2003 compared to the last month of the quarter ended June 30, 2002. The increase of accounts payable of $19.8 million offset the cash needs, subsequently the payables balance has decreased. Investing activities for this period used $1.4 million due to purchases of property and equipment. Financing activities for this period provided cash of $8.0 million primarily due to one borrowing under our line of credit. We borrowed under our line of credit $8.0 million during the six months ended June 29, 2003 principally to fund our daily working capital requirements as compared to June 30, 2002 when we had no amount outstanding.

      In March 2001, we entered into a $20.0 million revolving line of credit, which was terminated on June 30, 2002. As of June 29, 2003, letters of credit in the aggregate amount of $360,000 were outstanding with this bank. On July 25, 2002, we entered into a revolving line of credit agreement with another bank that provides for a maximum line of credit of $20.0 million, which includes direct loans, letters of credit, foreign exchange contracts, and corporate credit cards. Availability under this line of credit is based on a formula of eligible accounts receivable balances. Direct borrowings bear interest at the bank’s prime rate plus 75 basis points. Borrowings are collateralized by all of our assets. The credit line contains covenants, including but not limited to certain financial covenants based on earnings before interest, taxes, depreciation and amortization, or EBITDA, and tangible net worth, and does not allow for declaration of dividends. We are not required to maintain compensation balances, however, we are required to keep 50% of total deposits in accounts with this bank and we are required to pay a fee of 0.25% per annum on the unused portion of the total facility and 1.50% per annum for letters of credit. During the six months ended June 29, 2003, we borrowed amounts under this line of credit for working capital purposes in the amount of $8.0 million, of which remained outstanding at the end of the period, however the amount has been subsequently paid. Letters of credit in the aggregate amount of $396,000 were outstanding, leaving approximately $11.6 million available for borrowing under this line of credit.

      We lease office space and equipment under noncancelable operating leases with various expiration dates through March 2006. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

      We enter into various inventory-related purchase agreements with suppliers. Under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date, 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are noncancelable within 30 days prior to the expected shipment date. At June 29, 2003, we had $27.4 million in noncancelable purchase commitments with suppliers. We expect to sell all products which it has committed to purchase from suppliers.

      The following table describes our commitments to settle contractual obligations in cash as of June 29, 2003 (in thousands):

	Less than	1-3
	1 Year	Years	Total

Note payable to Nortel Networks	$20,000	—	$20,000
Operating leases	1,137	$516	1,653
Purchase obligations	27,402		27,402

	$48,539	$516	$49,055

      Based on our current plans and market conditions, we believe that our existing cash and our credit facility will be sufficient to satisfy our anticipated cash requirements for the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In addition, as we continue to expand our product offerings, channels and geographic presence, we may require additional working capital. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially reasonable terms, which could have a negative effect on our business and results of operations. While we do not have any specific proposals for the allocation of the net proceeds from the closing of our initial public offering on July 31, 2003 other than to the repayment of our note payable to Nortel Networks, which was paid on August 6, 2003, in the future we may fund possible joint ventures, investments or acquisitions complementary to our business.

Critical Accounting Policies and Estimates

Income Taxes

      As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

      In assessing the realizability of deferred tax assets during the quarter ended June 29, 2003, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The cumulative profitability of the Company over the past several quarters, plus the projected current and future taxable income was considered in making this assessment. Based on this assessment, the Company determined that it is more likely than not that $9.8 million of such assets will be realized, therefore resulting in a reversal of the full valuation allowance of $9.8 million during the current quarter. If changes occur in the assumptions underlying the Company’s decision to reverse the valuation allowance, the valuation allowance may need to be adjusted in the future.

      For further description of what we believe to be the critical accounting policies that affect our more significant judgements and estimates used in the preparation of our consolidated financial statements, refer to our Form S-1 (Registration No. 333-104419) declared effective by the Securities Exchange Commission on July 30, 2003. There have been no changes in our critical accounting policies since December 31, 2002.

Board Committees

      In connection with our initial public offering, we have reconstituted the Company’s audit and compensation committees. Our audit committee currently consists of A. Timothy Godwin, Linwood A. Lacy, Jr. and

Stephen D. Royer. Our compensation committee currently consists of Ralph E. Faison, Gerald A. Poch and Gregory J. Rossmann.

Factors That May Affect Future Operating Results

      You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, results of operations or cash flows could be adversely affected. In those cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

     We expect our operating results to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate and decline.

      Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include:

•	changes in the pricing policies of or the introduction of new products or product enhancements by us or our competitors;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channel and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	our inability to accurately forecast our contract manufacturing needs;

•	delays in the introduction of new or enhanced products by us or market acceptance of these products;

•	increases in price protection claims, product returns and reserves for doubtful accounts;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter; and

•	seasonal patterns, including a higher concentration of sales during the second half of our fiscal year.

      As a result, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. In addition, our future operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly, which could cause you to lose part or all of your investment.

     Our future success is dependent on the acceptance of networking products in the small business and home markets into which we sell substantially all of our products. If the acceptance of networking products in these markets does not continue to grow, we will be unable to increase or sustain our net revenue, and our business will be severely harmed.

      We believe that growth in the small business market will depend, in significant part, on the growth of the number of personal computers purchased by these end users and the demand for sharing data intensive applications, such as large graphic files. We believe that acceptance of networking products in the home will depend upon the availability of affordable broadband Internet access and increased demand for wireless products. Unless these markets continue to grow, our business will be unable to expand, which could cause the value of our stock decline. Moreover, if networking functions are integrated more directly into personal computers and other Internet-enabled devices, such as electronic games or personal video recorders, and these devices do not rely upon external network-enabling devices, sales of our products could suffer. In addition, if the small business or home markets experience a recession or other cyclical effects that diminish or delay networking expenditures, our business growth and profits would be severely limited, and our business could be more severely harmed than those companies that primarily sell to large business customers.

     Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices, increase our advertising expenditures or other expenses, which could result in reduced margins and loss of market share.

      We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. Our principal competitors in the small business market include 3Com Corporation, Allied Telesyn International, Dell Computer Corporation, D-Link Systems, Inc., Hewlett-Packard Company, the Linksys division of Cisco Systems and Nortel Networks. Our principal competitors in the home market include D-Link, Linksys and Microsoft Corporation. Other current and potential competitors include numerous local vendors such as Corega International SA and Melco, Inc./ Buffalo Technology in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products.

      Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources, including Cisco Systems and Microsoft. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than we can. In June 2003, Cisco Systems acquired The Linksys Group, a major competitor of ours. In particular, Cisco Systems has substantial resources that it may direct to developing or purchasing advanced technology, which might be superior to ours. In addition, it may direct substantial resources to expand its Linksys division’s distribution channel and to increase its advertising expenditures or otherwise use its resources to successfully compete. Any of these actions could cause us to materially increase our expenses, and could result in our being unable to successfully compete, which would harm our results of operations. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. These companies could devote more capital resources to develop, manufacture and market competing products than we could. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted, and we could lose market share, any of which could seriously harm our business and results of operations.

     The average selling prices of our products typically decrease rapidly over the sales cycle of the product, which may negatively affect our gross margins.

      Our products typically experience price erosion, a fairly rapid reduction in the average selling prices over their respective sales cycles. In order to sell products that have a falling average selling price and maintain margins at the same time, we need to continually reduce product and manufacturing costs. To manage manufacturing costs, we must collaborate with our third-party manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully manage the price paid for components used in our products. We must also successfully manage our freight and inventory costs to reduce overall product costs. We also need to continually introduce new products with higher sales prices and gross margins in order to maintain our overall gross margins. If we are unable to manage the cost of older products or successfully introduce new products with higher gross margins, our net revenue and average gross margin would likely decline.

     If we fail to continue to introduce new products and product enhancements that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net revenue and gross margins.

      We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance in the small business and home markets. Our future success will depend in large part upon our ability to identify demand trends in the small business and home markets and quickly develop, manufacture and sell products that satisfy these demands in a cost effective manner. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

      We have experienced delays in releasing new products and product enhancements in the past, which resulted in lower quarterly net revenue than expected. For example, in 2000, we introduced a proprietary wireless networking solution. Later, we decided to re-design our products to be compliant with the 802.11 standard promulgated by the Institute of Electrical and Electronic Engineers. As a result, we introduced our wireless local area networking, or LAN, 802.11b products in the first quarter of 2001, six months behind some of our competitors. In addition, we have experienced unanticipated delays in product introductions beyond announced release dates. Also, we announced in the second quarter of 2001 that our Gigabit manageable switches would be available in 2001. These products were actually made available in the fourth quarter of 2002 due to delays in porting software to a new central processing unit. Delays in product development and introduction could result in:

•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to our reputation and brand;

•	decline in the average selling price of our products; and

•	adverse reactions in our sales channel, such as reduced shelf space or reduced online product visibility.

     We depend substantially on our sales channel, and our failure to maintain and expand our sales channel would result in lower sales and reduced net revenue.

      To maintain and grow our market share, net revenue and brand, we must maintain and expand our sales channel. We sell our products through our sales channel, which consists of traditional retailers, on-line retailers, direct market resellers, or DMRs, value added resellers, or VARs, and, recently, broadband service providers. These entities typically purchase our products through our wholesale distributors. We sell to small businesses primarily through DMRs, VARs and retail locations, and we sell to our home users primarily through retail locations, online retailers and broadband service providers. We have no minimum purchase commitments or long-term contracts with any of these third parties.

      Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. A competitor with more extensive product lines and stronger brand identity, such as Microsoft or Cisco Systems, may have greater bargaining power with these retailers. The competition for retail shelf space may increase, which would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer’s home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. If we were unable to maintain and expand our sales channel, our growth would be limited and our business would be harmed.

      We must also continuously monitor and evaluate emerging sales channels. If we fail to establish a presence in an important developing sales channel, such as selling networking products through broadband service providers such as cable operators and telecommunications carriers, our business could be harmed.

     We rely on a limited number of wholesale distributors for most of our sales, and if they refuse to pay our requested prices or reduce their level of purchases, our net revenue could decline.

      We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During 2002, sales to Ingram Micro and its affiliates accounted for 30% of our net revenue, and sales to Tech Data and its affiliates accounted for 17% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of wholesale distributors, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We have no minimum purchase commitments or long-term contracts with any of these distributors. The wholesale distributors could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that wholesale distributors pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

     If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory, or lose sales from having too few products.

      If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our wholesale distributors and within our sales channel, we may incur increased and unexpected costs associated with this inventory. We currently have particularly limited visibility as to the inventory levels of our international wholesale distributors and sales channel. We generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products. If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory or lose sales and therefore suffer declining gross margins.

     We depend on a limited number of third-party contract manufacturers for substantially all of our manufacturing needs. If these contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may suffer.

      All of our products are manufactured, assembled, tested and packaged by a limited number of original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs. In recent years, most of our products have been manufactured by Delta Networks, Inc., Cameo Communications Corporation, Lite-On Technology Corporation, SerComm Corporation and Z-Com, Inc. We rely on our contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer. We do not have any long-term contracts with any of our third-party contract manufacturers. Some of these third-party contract manufacturers produce products for our competitors. The loss of the services of any of our primary third-party contract manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.

      Our reliance on third-party contract manufacturers also exposes us to the following risks over which we have limited control:

•	unexpected increases in manufacturing and repair costs;

•	inability to control the quality of finished products;

•	inability to control delivery schedules; and

•	potential lack of adequate capacity to manufacture all or a part of the products we require.

      All of our products must satisfy safety and regulatory standards and some of our products must also receive government certifications. Our ODM and OEM contract manufacturers are primarily responsible for obtaining most regulatory approvals for our products. If our ODMs and OEMs fail to obtain timely domestic or foreign regulatory approvals or certificates, we would be unable to sell our products and our sales and profitability could be reduced, our relationships with our sales channel could be harmed, and our reputation and brand would suffer.

     If we are unable to provide our third-party contract manufacturers an accurate forecast of our component and material requirements, we may experience delays in the manufacturing of our products and the costs of our products may increase.

      We provide our third-party contract manufacturers with a rolling forecast of demand which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as local access network repeaters, switching fabric chips, physical layer transceivers, connector jacks and metal and plastic enclosures. If our forecasts are less than our actual requirements, our contract manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our contract manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our contract manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an over supply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur.

     If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell our products and our operating expenses could increase.

      We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensifies the need for our transportation systems to function effectively and without delay. The transportation network is subject to disruption from a variety of causes, including labor disputes or port strikes, acts of war or terrorism and natural disasters. For example, in September 2002, a major strike disrupted ports on the West Coast, which halted the transportation of our product shipments, resulting in our inability to meet some customer orders in a timely manner. Labor disputes among freight carriers are common, especially in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. Since September 11, 2001, the rate of inspection of international freight by governmental entities has substantially increased, and has become increasingly unpredictable. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue. In addition, if the recent increases in fuel prices were to continue, our transportation costs would likely further increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using air freight to meet unexpected spikes in demand or to bring new product introductions to market quickly. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

     We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements, we may lose sales and experience increased component costs.

      Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, from a limited number of suppliers. Our contract manufacturers purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner.

      In addition, if our suppliers experience financial or other difficulties or if worldwide demand for the components they provide increases significantly, the availability of these components could be limited. It could be difficult, costly and time-consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products. If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed. This would affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose market share.

     We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to sell technologically advanced products would be limited.

      We rely on third parties to obtain non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of our products. Because the intellectual property we license is available from third parties, barriers to entry may be lower than if we owned exclusive rights to the technology we license and use. On the other hand, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third-party technology providers, our ability to develop and sell products containing that technology would be severely limited. Our licenses often require royalty payments or other consideration to third parties. Our success will depend in part on our continued ability to have access to these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially reasonable terms or at all. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This would limit and delay our ability to offer competitive products and increase our costs of production. As a result, our margins, market share, and operating results could be significantly harmed.

     If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.

      We rely upon third parties for a substantial portion of the intellectual property we use in our products. For the intellectual property we own, we rely on a combination of copyright, trademark, patent and trade secret laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our product design or to obtain and use technology and other intellectual property that we regard as proprietary. For example, one of our primary intellectual property assets is the NETGEAR name, trademark and logo. We may be unable to stop third parties from adopting similar names, trademarks and logos, especially in international markets where intellectual property rights may be less protected. Furthermore, our competitors may independently develop similar technology or duplicate our intellectual property. In addition, the technology and other intellectual property incorporated into or related to our products may infringe upon intellectual property rights owned by third parties. Our inability to secure and protect our proprietary rights could significantly harm our brand and our business, operating results and financial condition.

     We could become subject to litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

      The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent, trade secret and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us and demand license or royalty payments or payment for damages, seek injunctive relief and pursue other remedies. While there is currently no intellectual property litigation pending against us, we could become subject to lawsuits in the future in connection with claims by third parties who allege that we have infringed their intellectual property rights. We are currently engaged in discussions with third parties such as CSIRO, Fujitsu, ipValue and Vertical Networks, who are seeking royalties or compensation from us in exchange for a license to use their technology, which they believe we are using in our products. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued. Although we are engaged in good faith discussions with these third parties, any of them, or any third party, could initiate litigation against us at any time, which could divert management attention, be costly to defend, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline.

      In addition, third parties, some of which are potential competitors, may initiate litigation against our manufacturers, suppliers or members of our sales channel, alleging infringement of their proprietary rights with respect to existing or future products. In the event of a successful claim of infringement and our failure or inability to license or independently develop alternative technology on a timely basis, we may be unable to offer competitive products, our product portfolio would be limited, and we would experience increased expenses. As a result, our business, operating results and financial condition could be significantly harmed.

     If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, suffer damage to our brand and reputation, and be subject to product liability or other claims.

      Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. Some errors and defects may be discovered only after a product has been installed and used by the end user. If our products contain defects or errors, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. A successful product liability or other claim could result in negative publicity and further harm our reputation, result in unexpected expenses and adversely impact our operating results. In addition, our reputation and brand could be damaged if our products do not perform as we anticipate because of a product defect, or even absent any defect. For example, we have recently been in discussions with a public university regarding several of our products that use a public NTP server that they host. The university has requested that we reimburse them for certain expenses that they believe are related to our products. In circumstances such as these, regardless of any legal liability, we may elect to make reasonable payments or take other actions that we deem appropriate to protect our reputation and brand. Such unexpected expenses could reduce our margins and harm our operating results.

     We intend to expand our operations and infrastructure, which may strain our operations and increase our operating expenses.

      We intend to expand our operations and pursue market opportunities domestically and internationally to grow our sales. For example, we are intensifying our efforts to sell our products in China. We expect that this expansion will strain our existing management information systems, and operational and financial controls. In addition, as we continue to grow, our expenditures will likely be significantly higher than our historical costs. We may not be able to install adequate controls in an efficient and timely manner as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing these new systems, procedures and controls may place a significant burden on our management, operational and financial resources. In addition, as we grow internationally, we will have to expand and enhance our communications infrastructure. If we fail to continue to improve our management information systems, procedures and financial controls or encounter unexpected difficulties during expansion, our business could be harmed.

     Our sales and operations in international markets expose us to operational, financial and regulatory risks.

      International sales comprise a significant amount of our overall net revenue. International sales were 33% of our net revenue in 2000, 37% in each of 2001 and 2002, and 42% in the six months ended June 29, 2003. We anticipate that international sales may grow as a percentage of net revenue. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International sales are subject to a number of risks. For example, we recognize revenue from our international sales when our products reach the country of destination. As a result, if these products are delayed in transit, we are unable to recognize revenue.

      International operations are subject to a number of risks, including:

      • political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

      • preference for locally branded products, and laws and business practices favoring local competition;

      • exchange rate fluctuations;

      • increased difficulty in managing inventory;

      • delayed revenue recognition;

      • less effective protection of intellectual property; and

      • difficulties and costs of staffing and managing foreign operations.

      We currently do not engage in any currency hedging transactions. Except for sales to Japan and Singapore, our foreign sales are currently invoiced in United States dollars. Nonetheless, as we expand our international operations, we may allow payment in additional foreign currencies and our exposure to losses in foreign currency transactions may increase. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declined in value relative to a local currency, we could be required to pay more for our expenditures in that market, including salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, we may lose customers if exchange rate fluctuations, currency devaluations or economic crises increase the local currency price of our products or reduce our customers’ ability to purchase products.

     If we lose the services of our chairman and chief executive officer, Patrick C.S. Lo, or our other key personnel, we may not be able to execute our business strategy effectively.

      Our future success depends in large part upon the continued services of our key technical, sales, marketing and senior management personnel. In particular, the services of Patrick C.S. Lo, our chairman and chief executive officer, who has lead our company since its inception, are very important to our business. All of our executive officers or key employees are at will employees, and we do not maintain any key person life insurance policies. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of the small business and home markets.

     Natural disasters could delay our ability to receive or ship our products, or otherwise disrupt our business.

      Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California, regions known for seismic activity. In addition, substantially all of our manufacturing occurs in a geographically concentrated area in mainland China, where disruptions from natural disasters and political, social and economic instability may affect the region. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. We have not established a formal disaster recovery plan. Our back-up operations may be inadequate and our business interruption insurance may not be enough to compensate us for any losses that may occur. A significant business interruption could result in losses or damages and harm our business. For example, much of our order fulfillment process is automated and the order information is stored on our servers. If our computer systems and servers go down even for a short period at the end of a fiscal quarter, our ability to recognize revenue would be delayed until we were again able to process and ship our orders, which could cause our stock price to decline significantly.

The large number of shares eligible for future public sale could cause our stock price to decline.

      A small number of our stockholders own a substantial number of our shares. Many of our largest holders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Sales or the registration for sale of our stock by these stockholders could significantly reduce the market price of our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government debt securities. The average duration of all of our investments in 2002 was less than one year. Due to the short-term nature of these investments, we believe we currently have no material exposure to interest rate risk arising from our investments.

      Inflation has not had a significant impact on our operations during the periods presented.

      We transact business in various foreign countries. All foreign currency cash flow requirements are met using spot foreign exchange transactions. We currently do not hedge any of our local currency cash flows, however we may in the future review the potential for hedging local currency cash flows.

Item 4.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

      We are not currently a party to any material legal proceedings. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 2.	Changes in Securities and Use of Proceeds

      (a) Not applicable.

      (b) Not applicable.

      (c) During the quarterly period ended June 29, 2003, we issued and sold the following securities that were not registered under the Securities Act of 1933:

On May 19, 2003, we issued and sold 2,466 shares of our common stock to an optionholder upon exercise of options at a weighted exercise price of $8.64. The issuance and sale of these securities was deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

      (d) The Securities and Exchange Commission declared our first registration statement, which we filed on Form S-1 (Registration No. 333-104419) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on July 30, 2003. Under this registration statement, we registered 7,000,000 shares of our common stock, and another 1,050,000 shares subject to the underwriters’ over-allotment option. All 8,050,000 shares of common stock registered under the registration, including the 1,050,000 shares of common stock covered by the over-allotment option, were sold at a price to the public of $14.00 per share. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. The offering closed on August 5, 2003. The managing underwriters were Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC.

      The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds from the shares of common stock sold by us were $112.7 million. The aggregate net proceeds to us from the offering were approximately $101.9 million after deducting an aggregate of $7.9 million in underwriting discounts and commissions paid to the underwriters and an estimated $2.9 million in other expenses incurred in connection with the offering. We used $20.0 million of the net proceeds of the offering to repay in full the subordinated unsecured convertible promissory note payable to Nortel Networks. We have also used $17.0 million of the net proceeds to repay debt on amounts drawn on our line of credit. We invested the remaining net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures.

Item 4.	Submissions of Matters to a Vote of Security Holders

      In June 2002, we sent a written consent to our stockholders requesting approval to the taking of the following actions in connection with the initial public offering of our common stock: (1) the approval and adoption of our Amended and Restated Certificate of Incorporation to effect a stock split prior to our initial public offering and to increase the authorized shares of our common stock, (2) the approval and adoption of our Amended and Restated Certificate of Incorporation to become effective upon the closing of our initial public offering, (3) the approval and adoption of our Amended and Restated Bylaws to become effective upon the closing of our initial public offering, (4) the approval of the form of indemnification agreement to be entered into by certain of our officers and directors, (5) the approval and adoption of our 2003 Stock Plan to become effective upon the closing of our initial public offering, and (6) the approval and adoption of our 2003 Employee Stock Purchase Plan to become effective upon the closing of our initial public offering. All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. We received the requisite consents on July 7, 2003.

      A total of 13,959,054 shares of our stock out of 20,230,949 shares issued and outstanding voted in favor of these matters.

Item 6.	Exhibits and Reports on Form 8-K.

      (a)     Exhibits.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

           None.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, Inc.
Registrant

Date: September 11, 2003

/s/ JONATHAN R. MATHER

Jonathan R. Mather
Vice President and
Chief Financial Officer

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002