Form 10-Q
period 2003-09-28
NETGEAR INC
filed 2003-11-12
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 28, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number

NETGEAR, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0419172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4500 Great America Parkway, Santa Clara, California	95054 (Zip Code)
(Address of principal executive offices)

(408) 907-8000

(Registrant’s telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 28,541,316 as of November 7, 2003.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K.
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

	PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Unaudited Condensed Consolidated Balance Sheets	2
	Unaudited Condensed Consolidated Statements of Operations	3
	Unaudited Condensed Consolidated Statements of Cash Flows	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 2.	Changes in Securities and Use of Proceeds	31
Item 6.	Exhibits and Reports on Form 8-K	31
Signatures		32
Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I:     FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 28,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$75,673	$19,880
Accounts receivable, net	58,790	42,492
Inventories	33,430	24,774
Deferred income taxes	9,772	—
Prepaid expenses and other current assets	5,598	3,003

Total current assets	183,263	90,149
Property and equipment, net	3,302	3,144
Goodwill, net	558	558

Total assets	$187,123	$93,851

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$20,673	$10,628
Payable to related parties	4,658	13,687
Accrued employee compensation	2,955	3,375
Other accrued liabilities	26,014	29,419
Deferred revenue	2,216	5,059
Income taxes payable	837	934
Note payable to Nortel Networks	—	13,294

Total current liabilities	57,353	76,396

Commitments
Redeemable convertible preferred stock	—	48,052

Stockholders’ equity (deficit):
Common stock	28	—
Additional paid-in capital	163,839	12,810
Deferred stock-based compensation	(4,852)	(4,997)
Accumulated deficit	(29,245)	$(38,410)

Total stockholders’ equity (deficit)	129,770	(30,597)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$187,123	$93,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net revenue	$75,785	$64,362	$212,494	$165,428

Cost of revenue:
Cost of revenue	54,691	48,188	153,826	124,199
Amortization of deferred stock-based compensation	46	22	77	108

Total cost of revenue	54,737	48,210	153,903	124,307

Gross profit	21,048	16,152	58,591	41,121

Operating expenses:
Research and development	2,079	2,378	5,977	4,878
Sales and marketing	12,419	8,456	35,086	23,445
General and administrative	2,356	2,113	6,037	5,665
Amortization of deferred stock-based compensation:
Research and development	135	51	334	231
Sales and marketing	227	59	515	247
General and administrative	108	130	357	497

Total operating expenses	17,324	13,187	48,306	34,963

Income from operations	3,724	2,965	10,285	6,158
Interest income	123	32	176	98
Interest expense	(170)	(339)	(901)	(883)
Extinguishment of debt	(5,868)	—	(5,868)	—
Other income (expense), net	(95)	73	(44)	113

Income (loss) before income taxes	(2,286)	2,731	3,648	5,486
Provision (benefit) for income taxes	1,664	385	(5,517)	771

Net income (loss)	(3,950)	2,346	9,165	4,715
Deemed dividend on Preferred Stock	—	—	—	(17,881)

Net income (loss) attributable to common stockholders	$(3,950)	$2,346	$9,165	$(13,166)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.15)	$0.12	$0.42	$(0.61)

Diluted	$(0.15)	$0.10	$0.35	$(0.61)

Weighted average shares outstanding for net income (loss) per share:
Basic	25,684	20,234	21,957	21,504

Diluted	25,684	22,519	25,851	21,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended

	September 28,	September 29,
	2003	2002

Cash flows from operating activities:
Net income	$9,165	$4,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,447	998
Amortization of deferred stock-based compensation	1,283	1,084
Deferred income taxes	(9,772)	—
Accretion of note payable to Nortel Networks	838	864
Extinguishment of debt	5,868	—
Changes in assets and liabilities:
Accounts receivable	(16,298)	(22,080)
Inventories	(8,656)	(11,445)
Prepaid expenses and other current assets	(2,595)	(1,869)
Accounts payable	10,045	5,976
Payable to related parties	(9,029)	10,067
Accrued employee compensation	(420)	1,620
Other accrued liabilities	(3,405)	8,349
Deferred revenue	(2,843)	10,353
Income tax payable	(97)	752

Net cash provided by (used in) operating activities	(24,469)	9,384

Cash flows from investing activities:
Purchase of property and equipment	(1,605)	(2,596)

Net cash used in investing activities	(1,605)	(2,596)

Cash flows from financing activities:
Borrowings under line of credit	17,000	47,473
Repayments under line of credit	(17,000)	(47,473)
Repayment of note payable to Nortel Networks	(20,000)	—
Proceeds from issuance of common stock, net of issuance costs	101,809	—
Proceeds from issuance of Series C Preferred Stock	—	4,700
Series C Preferred Stock issuance costs	—	(1,211)
Proceeds from exercise of options	71	—
Repurchase of Preferred Stock	(13)	(4,700)

Net cash provided by (used in) financing activities	81,867	(1,211)

Net increase in cash and cash equivalents	55,793	5,577
Cash and cash equivalents, at beginning of period	19,880	9,152

Cash and cash equivalents, at end of period	$75,673	$14,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

      NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company designs, develops and markets networking products that address the specific needs of small businesses and homes, enabling customers to share Internet access, peripherals, files and digital content and applications among multiple personal computers. The Company’s products include Ethernet networking products, broadband products, and wireless networking products that are sold through traditional retailers, on-line retailers, direct marketing resellers, or DMRs, value added resellers, or VARs, and broadband service providers.

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are normal recurring adjustments. These financial statements have been prepared in accordance with generally accepted accounting principles related to interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the three years ended December 31, 2002 contained in the Company’s Amendment No. 6 of the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on July 30, 2003.

      Operating results for the three and nine months ended September 28, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003 or for any future period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

      The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters is 13 weeks long, ending on Sundays closest to the calendar quarter end, with the fourth fiscal quarter covering the remaining part of the fiscal year.

2.	Initial Public Offering

      In July 2003, we completed an initial public offering whereby we sold 8,050,000 shares of common stock (which included underwriters’ overallotment) and received net proceeds of $101.8 million (after underwriters’ discount of $7.9 million and related offering expenses of $3.0 million). As described in Note 8, during the third quarter of fiscal 2003 we used $20.0 million of the proceeds to repay debt to Nortel Networks that had a carrying value of $14.1 million. The repayment of debt resulted in recognition of a extinguishment of debt charge of $5.9 million in the third quarter of 2003 due to the acceleration of interest expense equal to the unamortized discount balance at the date of repayment. The Company also used an additional $17.0 million of the proceeds to repay debt on amounts drawn on the Company’s line of credit. Immediately prior to the offering, the Company effected a split of its outstanding common stock of 1.75 shares for each share outstanding. All shares and per share calculations included in the accompanying unaudited condensed consolidated financial statements of NETGEAR have been adjusted to reflect this split.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Significant Accounting Policies:

      The Company’s significant accounting policies are disclosed in the Company’s final prospectus dated July 30, 2003 for the year ended December 31, 2002. The Company’s significant accounting policies have not materially changed during the three and nine months ended September 28, 2003.

Stock-based Compensation

      Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company’s common stock and the exercise price of options to purchase that stock. For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, using the assumptions outlined in the financial statements for the year ended December 31, 2002, the Company’s net income (loss) attributable to common shareholders would have been changed to the pro forma amounts indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net income (loss) attributable to common shareholders, as reported	$(3,950)	$2,346	$9,165	$(13,166)
Add:
Employee stock-based compensation included in reported net income (loss)	516	262	1,283	1,083
Less:
Total employee stock-based compensation determined under fair value method	(1,668)	(1,614)	(4,407)	(4,557)

Adjusted net income (loss) attributable to common shareholders	$(5,102)	$994	$6,041	$(16,640)

Basic net income (loss) per share attributable to common stockholders:
As reported	$(0.15)	$0.12	$0.42	$(0.61)

Adjusted	$(0.20)	$0.05	$0.28	$(0.77)

Diluted net income (loss) per share attributable to common stockholders:
As reported	$(0.15)	$0.10	$0.35	$(0.61)

Adjusted	$(0.20)	$0.04	$0.23	$(0.77)

Income Taxes

      During the nine months ended September 28, 2003, the Company reassessed its ability to realize its deferred tax assets and determined that it is more likely than not that future tax benefits will be realized. This determination was made principally based on the cumulative profitability of the Company over the past several quarters, plus the projected current and future taxable income expected to be generated by the Company.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accordingly, the Company fully reversed the valuation allowance of $9,772,000 in the nine months ended September 28, 2003 to reflect the anticipated net deferred tax asset utilization.

      The provision (benefit) for income taxes consists of the following (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Current
US federal	$1,407	$109	$3,558	$219
State and local	183	191	474	383
Foreign	74	85	223	169

	1,664	385	4,255	771

Deferred
US federal	—	—	(8,460)	—
State and local	—	—	(1,312)	—

	—	—	(9,772)	—

	$1,664	$385	$(5,517)	$771

Product Warranties

      The Company provides for future warranty obligations upon product delivery based on the number of installed units, historical experience and the Company’s judgment regarding anticipated rates of warranty claims. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the condensed consolidated balance sheet, during the periods are as follows (in thousands):

	Nine Months
	Ended	Year Ended
	September 28,	December 31,
	2003	2002

Balance as of beginning of the period	$8,941	$4,720
Provision for warranty liability for sales made during the period	9,530	12,587
Settlements made during the period	(9,089)	(8,366)

Balance as of end of the period	$9,382	$8,941

Shipping and Handling Fees and Costs

      The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $1.0 million and $2.8 million for the three and nine months ended September 28, 2003, respectively, and $635,000 and $1.8 million for the three and nine months ended September 29, 2002, respectively.

Recent Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position, results of operations or cash flows.

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

4.	Balance Sheet Components

      Accounts receivable, net:

	September 28,	December 31,
	2003	2002

	(In thousands)
Gross accounts receivable	$65,883	$49,780
Less: Allowance for doubtful accounts	(964)	(873)
Reserve for sales returns	(4,804)	(3,363)
Reserve for price protection	(1,325)	(3,052)

	(7,093)	(7,288)

	$58,790	$42,492

      Inventories:

	September 28,	December 31,
	2003	2002

	(In thousands)
Finished goods	$33,430	$24,774

      Other accrued liabilities:

	September 28,	December 31,
	2003	2002

	(In thousands)
Sales and marketing (rebates, co-operative marketing and other)	$11,724	$13,855
Warranty obligation	9,382	8,941
Other	4,908	6,623

	$26,014	$29,419

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Net Income (Loss) Per Common Share

      Immediately prior to the effective date of the Company’s initial public offering on July 30, 2003, the Company’s outstanding Preferred Stock was automatically converted into 20,228,480 shares of common stock. Prior to July 30, 2003, the holders of Series A, B and C Preferred Stock were entitled to participate in all dividends paid on common stock, as and when declared by the Board of Directors, on an as-if converted basis. In accordance with EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” the Company has included the impact of Preferred Stock in the computation of basic earnings per share using the “two class” method. Under this method, an earnings allocation formula is used to determine the amount of net income (loss) attributable to common stockholders to be allocated to each class of stock (the two classes being common stock and Preferred Stock). Basic net income (loss) per share attributable to common stockholders is calculated by dividing the amount of net income (loss) attributable to common shareholders that is apportioned to common stock by the weighted average number of shares of common stock outstanding during the period. In fiscal periods when there were no shares of common stock outstanding, basic net income (loss) per share attributable to common stockholders is presented as there were potential common shares outstanding during the period. This per share data is based on the net income (loss) which would be attributable to one share of common stock during each period, after apportioning the net income (loss) to reflect the participation rights of the preferred stockholders. Diluted net income (loss) per share is computed using the if-converted method for the preferred stock, if dilutive.

      Net income (loss) per share applicable to each class of stock (common stock and preferred stock) is as follows (in thousands, except per share data):

	Three Months Ended
	September 28, 2003

	Common Stock	Preferred Stock

Basic and diluted net loss per share:
Apportioned net loss	$(2,890)	$(1,060)

Total numerator for basic and diluted net loss per share	$(2,890)	$(1,060)

Weighted average basic and diluted shares outstanding	18,793	6,891

Basic and diluted net loss per share	$(0.15)	$(0.15)

	Three Months Ended
	September 29, 2002

	Common Stock		Preferred Stock

Basic net income per share:
Apportioned net income			$2,346

Total numerator for basic net income per share			$2,346

Weighted average basic shares outstanding			20,234

Basic net income per share	$0.12	(A)	$0.12

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended
September 29, 2002

Common Stock

Diluted net income per share:
Net income	$2,346

Total numerator for diluted net income per share	$2,346

Weighted average shares outstanding:
Basic	—
Conversion of preferred stock	20,234
Options and warrants	2,285

Total diluted	22,519

Diluted net income per share	$0.10

	Nine Months Ended
	September 28, 2003

	Common Stock	Preferred Stock

Basic net income per share:
Apportioned net income	$2,590	$6,575

Total numerator for basic net income per share	$2,590	$6,575

Weighted average basic shares outstanding	6,206	15,751

Basic net income per share	$0.42	$0.42

Nine Months Ended
September 28, 2003

Common Stock

Diluted net income per share:
Net income	$9,165

Total numerator for diluted net income per share	$9,165

Weighted average shares outstanding:
Basic	6,206
Conversion of preferred stock	15,751
Options and warrants	3,894

Total diluted	25,851

Diluted net income per share	$0.35

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 29, 2002

	Common Stock		Preferred Stock

Basic and diluted net income (loss) per share:
Apportioned net loss after deemed dividend to Preferred Stock			$(13,166)
Deemed dividend to Preferred Stock			17,881

Total numerator for basic net income (loss) per share			$4,715

Weighted average basic shares outstanding			21,504

Basic and diluted net income (loss) per share	$(0.61	)(A)	$0.22

(A)	As described above, these amounts represent the amount of net income (loss) which would be apportioned to one share of common stock.

      Diluted net income (loss) per share attributable to common stockholders for the three months ended September 28, 2003 and nine months ended September 29, 2002 is same as basic net income (loss) per share attributable to common stockholders because the impact of including potential common shares would not be dilutive.

      Anti-dilutive common stock options and warrants amounting to 6,640,000, 430,000, none and 6,102,000 were excluded from the weighted average shares outstanding from the dilutive per share calculation for three months ended September 28, 2003, three months ended September 29, 2002, nine months ended September 28, 2003 and nine months ended September 29, 2002, respectively. In addition, the conversion of preferred stock into 22,504,000 shares of common stock would be anti-dilutive for the nine months ended September 29, 2002.

6.	Segment Information, Operations by Geographic Area and Significant Customers

      Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. By this definition, the Company primarily operates in one business segment, which is the development, marketing and sale of networking products for the small business and home markets. NETGEAR’s headquarters and most of its operations are located in the United States. The Company also conducts sales, marketing and customer service activities through sales offices in Europe and Asia. Geographic revenue information is arrived at based on shipments to the reseller or distribution to each location less an estimation for the contra revenue items. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

      Net revenue consists of (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

North America	$46,172	$43,485	$125,651	$107,262
Europe	24,210	15,389	67,659	44,216
Asia Pacific and Rest of the world	5,403	5,488	19,184	13,950

	$75,785	$64,362	$212,494	$165,428

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-lived assets consist of (in thousands):

	September 28,	December 31,
	2003	2002

North America	$3,140	$3,074
Europe	42	12
Asia Pacific	120	58

	$3,302	$3,144

      Significant customers (as a percentage of revenue):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
Customer	2003	2002	2003	2002

A	31%	33%	30%	31%
B	13%	16%	15%	21%
All others individually less than 10% of revenue	56%	51%	55%	48%

	100%	100%	100%	100%

7.     Borrowings

      On March 22, 2001, the Company entered into a revolving line of credit agreement that provided for a maximum line of credit of $20.0 million, which included both direct loans and letters of credit. Availability under the line of credit was based on a formula of eligible accounts receivable balances. Interest on direct borrowings was at the bank’s prime rate plus applicable margin. Borrowings were collateralized by all of the Company’s assets. In 2002, the Company signed an amendment to the credit line agreement to terminate the credit agreement effective July 28, 2002. The Company had cumulative gross borrowings of $47.5 million during the nine months ended September 29, 2002, all of which had been repaid within the same period. On average, such borrowings individually amounted to $2.3 million, and were generally repaid within a relatively short time frame as we collected accounts receivable.

      On July 25, 2002, the Company entered into a revolving line of credit agreement with another bank that provides for a maximum line of credit of up to $20.0 million including amounts drawn under letters of credit. Availability under the line of credit is equal to 75% of eligible accounts receivable balances as determined in the agreement. The annualized interest rate of prime rate plus 0.75% is charged on the outstanding credit balance, calculated on a daily basis. Substantially all the Company’s assets are collateralized under the line of credit. Per the line of credit agreement, the bank can issue letters of credit up to aggregate face amount of $2.0 million. Prior to the closing of the Company’s initial public offering, the line of credit contained covenants, including but not limited to certain financial covenants based on earnings before interest, taxes, depreciation and amortization, or EBITDA, and tangible net worth, and did not allow for declaration of dividends. Subsequent to the Company’s initial public offering, the line of credit no longer contains the aforementioned covenants, but rather requires the Company to maintain a ratio of quick assets to current liabilities of at least 1.25 to 1.0, as of the last day of each calendar month. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 0.25% per annum on the unused portion of the total facility and 1.50% per annum for letters of credit. During the nine months ended September 28, 2003, the Company was in compliance with all the covenants. The Company borrowed $17.0 million under the line of credit (See Note 2) during the nine months ended September 28, 2003 all of which had been repaid within the same period. The Company also utilized $746,000 of the available credit line in the form of letters of credit. The revolving line of credit expires in July 2004.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Note Payable to Nortel Networks

      In 2002, the Company entered into a Subordinated Unsecured Convertible Promissory Note Payable to Nortel Networks (the “Note”). The Note had a face amount of $20.0 million. Principal and accrued but unpaid interest were due on February 7, 2009. The promissory note was to bear interest at 7% per year, and would have begun to accrue on February 7, 2005. The promissory note was carried at its net present value of $14.1 million as of July 30, 2003. The note became due upon the completion of the Company’s initial public offering and was paid in full on August 6, 2003. As a result of this $20.0 million cash payment, the Company incurred an extinguishment of debt charge of approximately $5.9 million in the third quarter of 2003.

9.	Commitments

     Guarantees and Purchase Commitments

      The Company has various inventory related purchase agreements with its suppliers. Under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date, 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are noncancelable within 30 days prior to the expected shipment date. At September 28, 2003, the Company had $25.0 million in noncancelable purchase commitments with suppliers. The Company expects to sell all products which it has committed to purchase from suppliers. The Company may also be held liable for components that are purchased for the exclusive use in the Company’s products in the event that the supplier is unable to use them, refer to risk factors.

     Indemnification

      During 2001, the Company entered into an agreement with a law firm with respect to legal consultative and other services in international jurisdictions. Under the agreement, the Company agreed to indemnify the law firm to the fullest extent permitted by law against claims, suits and legal and other expenses incurred by the service provider in the course of providing such services. The terms of the indemnity agreement remain in effect until modified by the parties to the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not received any claims against this agreement and believes the fair value of the indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 28, 2003.

      The Company also, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has Director and Officer insurance that limits its exposure and enables it to recover a portion of any future amounts paid. To date the Company has not received any claims. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 28, 2003.

      In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has neither received any claims nor paid any amounts to settle claims or defend lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 28, 2003.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Related Party Transactions

     Manufacturing Agreement

      A substantial portion of the Company’s products are manufactured by Delta Electronics, which is associated with Delta International Holding Ltd., a shareholder of NETGEAR. Product purchases from Delta Electronics amounted to $56.8 million for the nine month period ended September 28, 2003 as compared to $87.6 million for the nine months ended September 29, 2002. Payables related to these purchases amounted to $4.7 million and $13.0 million at September 28, 2003 and December 31, 2002, respectively, and are included in payables to related parties in the accompanying balance sheets.

     Other Related Party Transactions

      As consideration for services received in relation to the issuance of Series C Preferred Stock, the Company in March of 2002, issued a warrant to one of its shareholders to purchase 218,750 shares of common stock. The warrant was fully exercisable on the day of grant. At the time the Company determined the fair value of the warrant using Black-Scholes option pricing model using the following assumptions: exercise price — $1.29 per share, estimated fair value of the common stock — $6.24, volatility — 71%, dividend rate — 0%, risk free interest rate — 4.30%. The fair value of the warrant of $622,000 was recorded against the proceeds of Series C Preferred Stock. Prior to the effective date of the initial public offering, the warrant was exercised in a cashless exercise involving the simultaneous exercise of the warrant and the surrender of some of the shares of common stock issued as payment for the exercise price. As such, a net of 198,593 shares of common stock were issued pursuant to the terms of the warrant.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Other Factors Affecting Operating Results” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

Overview

      Our extensive product line currently includes approximately 100 different products. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold. Our products are grouped into three major segments within the small business and home markets: Ethernet networking products, broadband products and wireless networking products. Ethernet networking products include switches, network interface cards, or NICs, and print servers. Broadband products include routers and gateways. Wireless networking products include wireless access points and wireless NICs. Wireless routers are included in our broadband product category. We expect that wireless features will permeate the other two categories. Since we originally launched our business in 1996 with the shipment of Ethernet networking products and a single broadband product, we have continually introduced new products in response to market demand. For example, in 2002, we introduced approximately 40 new products and have introduced 36 new products in the nine months ended September 28, 2003.

      Our products are sold through multiple sales channels worldwide, including traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and, recently, broadband service providers. Our retail channel includes traditional retail locations domestically and internationally and online retailers, such as Amazon.com and Buy.com. In the United States we sell directly to Best Buy, Circuit City, Costco, Fry’s Electronics, Staples, Office Depot and Micro Center. In the broadband service provider space we have sold products to Time Warner Cable in the United States, Telewest in the United Kingdom and recently Comcast in the United States. The remaining traditional retailers, as well as our online retailers, DMRs and VARs are fulfilled through approximately 65 wholesale distributors. These wholesale distributors are located in the United States, the United Kingdom, France, Germany, Japan and Canada and approximately 30 other countries. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro, Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.

      International sales as a percentage of net revenue grew from 32% in the quarter ended September 29, 2002 to 39% in the quarter ended September 28, 2003 and from 35% in the nine months ended September 29, 2002 to 41% in the nine months ended September 28, 2003. Sales in Europe grew from $44.2 million in the nine months ended September 29, 2002 to $67.7 million in the nine months ended September 28, 2003, representing an increase of approximately 53%.

      Our financial condition and results of operations have been and are likely to continue to be affected by seasonal patterns. In the past, we have experienced higher net revenue during the second half of the year, with our highest net revenue during the year-end holiday season. Absent other factors, we would therefore expect higher net revenue in the third and fourth quarter of each calendar year. To the extent our retail sales increase as a percentage of our net revenue, we expect to experience seasonally higher sales as a percentage of net revenue in the fourth quarter.

      The small business and home networking markets are characterized by intense competition and technological advances. As a result, we continue to expect to experience rapid erosion of average selling prices over the course of the lifecycle of our products due to competitive pricing pressures. We also participate in various marketing promotions with our resellers. The timeliness and effectiveness of these promotions can have an impact to our net revenue. Marketing programs include rebate promotions which are accounted for as contra revenue and the contra revenue adjustment is based upon management’s estimates of units sold through and redemption rates. Variances to these estimates could impact our net revenue. In order to maintain our gross margins, it is necessary to offset average sales price erosion by proactively negotiating with component suppliers and contract manufacturers to reduce unit costs of incoming inventory. We also expect to continue to introduce new products and broaden our geographic and channel reach. These efforts require significant investment in advance of expected incremental revenue, which could impact our profitability. In addition, our international expansion exposes us to additional risks related to foreign currency fluctuations.

Results of Operations

      The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	72.2	74.9	72.4	75.1

Gross margin	27.8	25.1	27.6	24.9

Operating expenses:
Research and development	2.7	3.7	2.8	2.9
Sales and marketing	16.4	13.1	16.5	14.2
General and administrative	3.1	3.3	2.8	3.4
Amortization of deferred stock-based compensation
Research and development	0.2	0.1	0.2	0.2
Sales and marketing	0.3	0.1	0.3	0.2
General and administrative	0.2	0.2	0.2	0.3

Total operating expenses	22.9	20.5	22.8	21.2

Income from operations	4.9	4.6	4.8	3.7
Interest income	0.2	0.0	0.1	0.0
Interest expense	(0.2)	(0.5)	(0.4)	(0.5)
Extinguishment of debt	(7.8)	0.0	(2.8)	0.0
Other income (expense), net	(0.1)	0.1	0.0	0.1

Income (loss) before taxes	(3.0)	4.2	1.7	3.3
Provision (benefit) for income taxes	2.2	0.6	(2.6)	0.4

Net income (loss)	(5.2)%	3.6%	4.3%	2.9%

Quarter Ended September 28, 2003 Compared to Quarter Ended September 29, 2002

     Net Revenue

      Net revenue increased $11.4 million, or 18%, to $75.8 million for the quarter ended September 28, 2003, from $64.4 million for the quarter ended September 29, 2002. The increase in revenue was attributable to increased gross shipments of our Ethernet switching, broadband and wireless products, which were reduced by provisions made for potential sales returns for certain inventory in our distributor and retail channels. In addition, the increase in revenue was further reduced by provision for rebates and cooperative marketing programs associated with increased retail product sales. In the quarter ended September 29, 2002 revenue generated within the United States was 67.6% of net revenue, as compared to 60.9% in the quarter ended September 28, 2003. Revenue generated within the United States grew 6.2% in the quarter ended September 28, 2003, from the quarter ended September 29, 2002, while revenue generated in EMEA grew 57.3% and revenue generated in Asia Pacific decreased 1.5% during this period, primarily due to a loss of market share in Japan.

     Cost of Revenue and Gross Margin

      Cost of revenue increased $6.5 million, or 14%, to $54.7 million for the quarter ended September 28, 2003, from $48.2 million for the quarter ended September 29, 2002. In addition, our gross margin improved to 27.8% for the quarter ended September 28, 2003, from 25.1% for the quarter ended September 29, 2002. This improvement in gross margin of 2.7% was due primarily to lower product costs as a result of lower pricing from our vendors, a reduction in the amount of in-bound air freight expense and a reduction in provision for excess and obsolete inventory as compared with the same period in 2002. These improvements in gross margin were partially offset by an increase in cooperative marketing costs, recorded as contra revenue, which negatively impacted gross margin by 2.8%.

     Operating Expenses

          Research and Development

      Research and development expenses decreased $299,000, or 13%, to $2.1 million for the quarter ended September 28, 2003, from $2.4 million for the quarter ended September 29, 2002. The decrease was primarily due to a reduction of $593,000 in product development costs, partially offset by an increase in employee related costs for new and existing employees of $181,000. The quarter ended September 29, 2002 included initial product certification costs relating to the broadband service provider segment.

          Sales and Marketing

      Sales and marketing expenses increased $4.0 million, or 47%, to $12.4 million for the quarter ended September 28, 2003, from $8.5 million for the quarter ended September 29, 2002. This increase was primarily due to increased sales volume, product promotion, advertising and outside technical support expenses aggregating to $2.5 million, increased salary and related expenses for additional sales and marketing personnel of $759,000, and an increase in freight out charges of $410,000.

          General and Administrative

      General and administrative expenses increased $243,000, or 12%, to $2.4 million for the quarter ended September 28, 2003, from $2.1 million for the quarter ended September 29, 2002. This increase was primarily due to increased director and officer insurance of $208,000 and professional services, composed of systems consulting and accounting and legal fees, aggregating $376,000 which were slightly offset by a decrease in employee related costs of $131,000 and a reduction in other expenses of $180,000, which primarily consists of a decrease in bad debt expenses.

          Amortization of Deferred Stock-based Compensation

      During the quarter ended September 28, 2003, we recorded charges of $46,000 in cost of revenue, $135,000 in research and development expenses, $227,000 in sales and marketing expenses, and $108,000 in general and administrative expenses related to amortization of deferred stock-based compensation. During the quarter ended September 29, 2002, we recorded amortization of deferred stock-based compensation in cost of revenue of $22,000, $51,000 in research and development expenses, $59,000 in sales and marketing expenses, and $130,000 in general and administrative expenses.

     Interest Income, Interest Expense and Other Income (Expense), Net

      The aggregate of interest income, interest expense, and other income (expense), net decreased $92,000, to a net expense of $142,000 for the quarter ended September 28, 2003, from a net expense of $234,000 for the quarter ended September 29, 2002. This decrease was primarily due to a decrease of $169,000 in imputed interest associated with the Nortel Networks note and having earned $123,000 in interest income from the investment of IPO proceeds for the third quarter of 2003, as compared to $32,000 for the third quarter of 2002. This was partially offset by an increase in foreign exchange losses.

     Extinguishment of Debt

      During the third quarter of 2003, we used $20.0 million of the proceeds, from the initial public offering, to repay debt that had a carrying value of $14.1 million. The repayment of debt resulted in recognition of an extinguishment of debt charge of $5.9 million in the third quarter of 2003 due to the acceleration of interest expense equal to the unamortized discount balance at the date of repayment.

     Provision for Income Taxes

      Provision for income taxes increased $1.3 million, to $1.7 million for the quarter ended September 28, 2003, from $385,000 for the quarter ended September 29, 2002. The effective tax rate for the quarter ended September 28, 2003 was approximately 73% which was higher than our statutory tax rate of approximately (40%) primarily due to the $5.9 million charge for extinguishment of debt, which is treated as a permanent non-deductible difference for tax purposes. The effective tax rate for the quarter ended September 29, 2002 was approximately 14% because of the change in the valuation allowance on deferred tax assets of $1.1 million, arising from, among other factors, the utilization of net operating loss tax carryforwards (NOL’s).

Net Income (Loss)

      Net income (loss) decreased $6.3 million, to a loss of ($4.0) million for the quarter ended September 28, 2003 from income of $2.3 million for the quarter ended September 29, 2002. This decrease was due to a charge for the extinguishment of debt, related to a note payable to Nortel Networks, of $5.9 million, an increase in operating expenses of $4.1 million and an increase in provision for income taxes of $1.3 million. This was offset by an increase in gross profit of $4.9 million.

Nine Months Ended September 28, 2003 Compared to Nine Months Ended September 29, 2002

Net Revenue

      Net revenue increased $47.1 million, or 29%, to $212.5 million for the nine months ended September 28, 2003, from $165.4 million for the nine months ended September 29, 2002. The increase in revenue was attributable to increased gross shipments of our Ethernet switching, broadband and wireless products, which were reduced by provisions made for potential sales returns for certain inventory in our distributor and retail channels. In addition, the increase in revenue was further offset by provision for rebates, and cooperative marketing programs associated with increased retail product sales and provision for price protection. In the nine months ended September 29, 2002 revenue generated within the United States was 64.8% of net revenue, as compared to 59.1% in the nine months ended September 28, 2003. Revenue generated within the United

States grew 17.1% in the nine months ended September 28, 2003, from the nine months ended September 29, 2002, while revenue generated in EMEA grew 53.0% and revenue generated in Asia Pacific grew 37.5% during this period.

Cost of Revenue and Gross Margin

      Cost of revenue increased $29.6 million, or 24%, to $153.9 million for the nine months ended September 28, 2003, from $124.3 million for the nine months ended September 29, 2002. In addition, our gross margin improved to 27.6% for the nine months ended September 28, 2003, from 24.9% for the nine months ended September 29, 2002. This improvement in gross margin of 2.7% was due primarily to lower product costs as a result of lower pricing from our vendors, a reduction in the amount of in-bound air freight expense and a reduction in provision for excess and obsolete inventory as compared with the same period in 2002. These improvements in gross margin were partially offset by an increase in cooperative marketing costs, recorded as contra revenue.

Operating Expenses

Research and Development

      Research and development expenses increased $1.1 million, or 23%, to $6.0 million for the nine months ended September 28, 2003, from $4.9 million for the nine months ended September 29, 2002. This increase was primarily due to increase of $1.4 million in headcount and salaries for existing employees.

Sales and Marketing

      Sales and marketing expenses increased $11.6 million, or 50%, to $35.1 million for the nine months ended September 28, 2003, from $23.4 million for the nine months ended September 29, 2002. This increase was primarily due to increased sales volume, product promotion, advertising and outside technical support expenses aggregating $6.9 million, increased salary and related expenses for additional sales and marketing personnel and increased compensation for existing personnel aggregating $2.9 million and an increase in freight out charges of $929,000.

General and Administrative

      General and administrative expenses increased $372,000, or 7%, to $6.0 million for the nine months ended September 28, 2003, from $5.7 million for the nine months ended September 29, 2002. This increase was primarily due to increased director and officer insurance of $208,000 and professional services, composed of systems consulting and accounting and legal fees, aggregating $449,000, increased salary and related expenses of $108,000 for additional employees, offset by a reduction in bad debt expenses of $376,000.

Amortization of Deferred Stock-based Compensation

      During the nine months ended September 28, 2003, we recorded charges of $77,000 in cost of revenue, $334,000 in research and development expenses, $515,000 in sales and marketing expenses, and $357,000 in general and administrative expenses related to amortization of deferred stock-based compensation. During the nine months ended September 29, 2002, we recorded amortization of deferred stock-based compensation in cost of revenue of $108,000, $231,000 in research and development expenses, $247,000 in sales and marketing expenses, and $497,000 in general and administrative expenses.

Interest Income, Interest Expense and Other Income (Expense), Net

      The aggregate of interest income, interest expense, and other income (expense), net increased $97,000, to a net expense of $769,000 for the nine months ended September 28, 2003, from a net expense of $672,000 for the nine months ended September 29, 2002. This increase was primarily due to an increase of $157,000 in foreign exchange loss.

Extinguishment of Debt

      During the third quarter of 2003 we used $20.0 million of the proceeds, from the initial public offering, to repay debt that had a carrying value of $14.1 million. The repayment of debt resulted in recognition of an extinguishment of debt charge of $5.9 million in the third quarter of 2003 due to the acceleration of interest expense equal to the unamortized discount balance at the date of repayment.

Provision (Benefit) for Income Taxes

      We recorded a benefit for income taxes of $5.5 million for the nine months ended September 28, 2003, compared to a provision for income taxes of $771,000 for the nine months ended September 29, 2002. The principal reason for the income tax benefit recorded was the reversal of the valuation allowance against our deferred tax assets of $9.8 million during the second quarter of 2003. The valuation allowance was reversed because we determined that it is more likely than not that certain future tax benefits will be realized as a result of current and future income. This determination was principally based on our cumulative profitability over the past several quarters, plus the projected current and future taxable income expected to be generated by us. This benefit was partially offset by an increase in taxable income due to the $5.9 million charge for extinguishment of debt, which is treated as a permanent non-deductible difference for tax purposes. The nine month period ended September 29, 2002 included a benefit associated with the change in valuation allowance on deferred tax assets of $2.2 million, arising from, among other factors, the utilization of net operating loss tax carryforwards (NOL’s).

Net Income

      Net Income increased $4.5 million, to $9.2 million for the nine months ended September 28, 2003 from $4.7 million for the nine months ended September 29, 2002. This increase was due to an increase in gross profit of $17.5 million, a decrease in provision for income taxes of $6.3 million, offset by a charge for the extinguishment of debt, related to a note payable to Nortel Networks, of $5.9 million and an increase in operating expenses of $13.3 million.

Liquidity and Capital Resources

      In July 2003, we completed an initial public offering which raised $101.8 million in net proceeds, and we used $20.0 million of the proceeds to repay an outstanding note payable to Nortel Networks. The note payable to Nortel Networks arose as part of our repurchase of Series A preferred stock from Nortel Networks completed on February 7, 2002, when we entered into a subordinated unsecured convertible promissory note payable to Nortel Networks Limited. The promissory note was carried at its net present value of $14.1 million as of July 30, 2003. The note became due on upon the completion of our initial public offering and was paid in full on August 6, 2003. As a result of this $20.0 million cash payment, we incurred an extinguishment of debt charge of approximately $5.9 million in the third quarter of 2003. Additionally, we repaid borrowings totaling $17.0 million under our line of credit on August 5, 2003. No amount was outstanding under the line of credit as of September 28, 2003.

      Our cash balance increased from $19.9 million as of December 31, 2002, to $75.7 million as of September 28, 2003. Operating activities during the nine months ended September 28, 2003 used cash of $24.5 million primarily for working capital needs. Inventory increased during the nine months ended September 28, 2003 by $8.7 million due to longer transit periods as more product was shipped from our manufacturers to our distribution centers by sea rather than by air. Accounts receivable increased by $16.3 million during the nine months ended September 28, 2003. Our days sales outstanding increased from 58 days as of September 29, 2002 to 71 days as of September 28, 2003. This increase was attributable primarily to an increase in the amount of our net revenues occurring during the last month of the quarter ended September 28, 2003 compared to the last month of the quarter ended September 29, 2002. The combined increase in accounts payable and payables to related parties of $1.0 million offset the cash needs. Investing activities for this period used $1.6 million due to purchases of property and equipment. Financing activities for this period provided cash of $81.9 million primarily due to proceeds from our initial public offering offset by repayments of a note payable to Nortel Networks and borrowings under our line of credit.

      In March 2001, we entered into a $20.0 million revolving line of credit, which was terminated on September 29, 2002. As of September 28, 2003, letters of credit in the aggregate amount of $10,000 were outstanding with this bank. On July 25, 2002, we entered into a revolving line of credit agreement with another bank that provides for a maximum line of credit of $20.0 million, which includes direct loans, letters of credit, foreign exchange contracts, and corporate credit cards. Availability under this line of credit is based on a formula of eligible accounts receivable balances. Direct borrowings bear interest at the bank’s prime rate plus 75 basis points. Borrowings are collateralized by all of our assets. Prior to our initial public offering, the credit line contained covenants, including but not limited to certain financial covenants based on earnings before interest, taxes, depreciation and amortization, or EBITDA, and tangible net worth, and did not allow for declaration of dividends. Subsequent to our initial public offering, the line of credit no longer contains the aforementioned covenants, but rather requires us to maintain a ratio of quick assets to current liabilities of at least 1.25 to 1.0, as of the last day of each calendar month. We are not required to maintain compensating balances, however, we are required to pay a fee of 0.25% per annum on the unused portion of the total facility and 1.50% per annum for letters of credit. During the nine months ended September 28, 2003, we borrowed amounts under this line of credit for working capital purposes in the amount of $17.0 million, none of which remained outstanding at the end of the period. Letters of credit in the aggregate amount of $746,000 were outstanding, leaving approximately $19.3 million available for borrowing under this line of credit.

      We lease office space and equipment under noncancelable operating leases with various expiration dates through March 2006. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

      We enter into various inventory-related purchase agreements with suppliers. Under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date, 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are noncancelable within 30 days prior to the expected shipment date. At September 28, 2003, we had $25.0 million in noncancelable purchase commitments with suppliers. We expect to sell all products which it has committed to purchase from suppliers.

      The following table describes our commitments to settle contractual obligations in cash as of September 28, 2003 (in thousands):

	Less than	1-3
Contractual Obligations	1 Year	Years	Total

Operating leases	$1,116	$486	$1,602
Purchase obligations	25,002		25,002

	$26,118	$486	$26,604

      Based on our current plans and market conditions, we believe that our existing cash and our credit facility will be sufficient to satisfy our anticipated cash requirements for the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In addition, as we continue to expand our product offerings, channels and geographic presence, we may require additional working capital. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially reasonable terms, which could have a negative effect on our business and results of operations. While we do not have any specific proposals for the allocation of the net proceeds from the closing of our initial public offering on July 31, 2003 other than the repayment of our note payable to Nortel Networks, which was paid on August 6, 2003, in the future we may fund possible joint ventures, investments or acquisitions complementary to our business. Currently we are maintaining a large portion of the remaining proceeds in short-term investment accounts.

Critical Accounting Policies and Estimates

      For a description of what we believe to be the critical accounting policies that affect our more significant judgements and estimates used in the preparation of our consolidated financial statements, refer to our Form S-1 (Registration No. 333-104419) declared effective by the Securities Exchange Commission on July 30, 2003. There have been no changes in our critical accounting policies since December 31, 2002.

Board Committees

      In connection with our initial public offering, we have reconstituted our audit and compensation committees. Our audit committee currently consists of A. Timothy Godwin, Linwood A. Lacy, Jr. and Stephen D. Royer. Our compensation committee currently consists of Ralph E. Faison, Gerald A. Poch and Gregory J. Rossmann.

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

      Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include:

•	changes in the pricing policies of or the introduction of new products or product enhancements by us or our competitors;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channel and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	our inability to accurately forecast our contract manufacturing needs;

•	delays in the introduction of new or enhanced products by us or market acceptance of these products;

•	increases in price protection claims, product returns and reserves for doubtful accounts;

•	our inability to estimate rebate volumes and redemption rates;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter; and

•	seasonal patterns, including a higher concentration of sales during the second half of our fiscal year.

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

      We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance in the small business and home markets. Our future success will depend in large part upon our ability to identify demand trends in the small business and home markets and quickly develop, manufacture and sell products that satisfy these demands in a cost-effective manner. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

      We have experienced delays in releasing new products and product enhancements in the past, which resulted in lower quarterly net revenue than expected. For example, in 2000, we introduced a proprietary wireless networking solution. Later, we decided to re-design our products to be compliant with the 802.11 standard promulgated by the Institute of Electrical and Electronic Engineers. As a result, we introduced our wireless local area networking, or LAN, 802.11b products in the first quarter of 2001, nine months behind some of our competitors. In addition, we have experienced unanticipated delays in product introductions beyond announced release dates. Also, we announced in the second quarter of 2001 that our Gigabit manageable switches would be available in 2001. These products were actually made available in the fourth quarter of 2002 due to delays in porting software to a new central processing unit. Delays in product development and introduction could result in:

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

      We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the nine months ended September 28, 2003, sales to Ingram Micro and its affiliates accounted for 30% of our net revenue, and sales to Tech Data and its affiliates accounted for 15% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of wholesale distributors, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We have no minimum purchase commitments or long-term contracts with any of these distributors. The wholesale distributors could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that wholesale distributors pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

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

      The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent, trade secret and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights against us and demand license or royalty payments or payment for damages, seek injunctive relief and pursue other remedies. While there is currently no intellectual property litigation pending against us, we could become subject to lawsuits in the future in connection with claims by third parties who allege that we have infringed their intellectual property rights. We are currently engaged in discussions with third parties such as CSIRO, Fujitsu, ipValue and Vertical Networks, who are seeking royalties or compensation from us in exchange for a license to use their technology, which they believe we are using in our products. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued. Although we are engaged in good faith discussions with these third parties, any of them, or any third-party, could initiate litigation against us at any time, which could divert management attention, be costly to defend, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline.

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

      Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. Some errors and defects may be discovered only after a product has been installed and used by the end user. If our products contain defects or errors, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. A successful product liability or other claim could result in negative publicity and further harm our reputation, result in unexpected expenses and adversely impact our operating results. In addition, our reputation and brand could be damaged if our products do not perform as we anticipate because of a product defect, or even absent any defect. For example, we have recently been in discussions with a public university regarding several of our products that use a public NTP server that it hosts. The university has requested that we reimburse it for certain expenses that it believes are related to our products. Regardless of any legal liability, we may elect to make reasonable payments or take other actions that we deem appropriate to protect our reputation and brand. Such unexpected expenses could reduce our margins and harm our operating results.

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

      International sales comprise a significant amount of our overall net revenue. International sales were 33% of our net revenue in 2000, 37% in each of 2001 and 2002, and 41% in the nine months ended September 28, 2003. We anticipate that international sales may grow as a percentage of net revenue. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International sales are subject to a number of risks. For example, we recognize revenue from our international sales when our products reach the country of destination. As a result, if these products are delayed in transit, we are unable to recognize revenue.

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

      The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds from the shares of common stock sold by us were $112.7 million. The aggregate net proceeds to us from the offering were approximately $101.8 million after deducting an aggregate of $7.9 million in underwriting discounts and commissions paid to the underwriters and an estimated $3.0 million in other expenses incurred in connection with the offering. We used $20.0 million of the net proceeds of the offering to repay in full the subordinated unsecured convertible promissory note payable to Nortel Networks. We have also used $17.0 million of the net proceeds to repay debt on amounts drawn on our line of credit. We invested the remaining net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures.

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

      (b) Reports on Form 8-K

      Report on Form 8-K furnished on September 9, 2003 under Item 12 (Results of Operations and Financial Condition), regarding our financial results for the fiscal quarter ended June 29, 2003.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant

/s/ JONATHAN R. MATHER

Jonathan R. Mather
Vice President and Chief Financial Officer

Date: November 12, 2003

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