Form 10-K
period 2003-12-31
NETGEAR INC
filed 2004-03-05
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission file number 0-50350

NETGEAR, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0419172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4500 Great America Parkway, Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)

(Registrant’s telephone number including area code)

(408) 907-8000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant 12(g) of the Act:

Common Stock, par value $0.001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

     As of June 29, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 2,466 shares of the Registrant’s Common Stock outstanding. As of that date, the Registrant was not a publicly-traded company on the Nasdaq National Market.

     The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 29,654,777 shares as of February 20, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

      This Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors Affecting Future Results” in Part II, Item 7 below, and elsewhere in this Form 10-K, including, among other things: the future growth of the small business and home markets; our business strategies and development plans; new products and technologies; future operating expenses and financing requirements; and competition and competitive factors in the small business and home markets. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Form 10-K are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Form 10-K.

Item 1.     Business

General

      We were incorporated in Delaware on January 8, 1996. We design, develop and market technologically advanced, branded networking products that address the specific needs of small business, which we define as a business with fewer than 250 employees, and home users. We supply innovative networking products that meet the ease-of-use, quality, reliability, performance and affordability requirements of these users. Our broad suite of approximately 100 products enables users to share Internet access, peripherals, files, digital multimedia content and applications among multiple personal computers, or PCs, and other Internet-enabled devices. Our products are grouped into three major segments within the small business and home markets: Ethernet networking products, broadband products and wireless networking products, with each product group including a combination of switches, adapters, and wired and wireless routers and gateways. We sell our products primarily through a global sales channel network, which includes traditional retailers with over 7,100 locations worldwide, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers.

      A summary of our net revenue and assets for our business is found in Note 12 to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors Affecting Future Results,” under Part II, Item 7 of this Form 10-K, which is incorporated herein by reference.

Industry Background

      A number of factors are driving today’s increasing demand for networking products within small businesses and homes. As the number of computing devices, such as PCs, has increased in recent years, networks are being deployed in order to share information and resources among users and devices. This information and resource sharing occurs internally, through a local area network, or LAN, or externally, via the Internet. To take advantage of complex applications, advanced communication capabilities and rich multimedia content, users are upgrading their Internet connections by deploying high-speed broadband access technologies. Users also seek the convenience and flexibility of operating their PCs, laptops and related computing devices in a more mobile, or wireless, manner. Finally, as the usage of networks, including the Internet, has increased, users have become much more focused on the security of their connections and the protection of the data within their networks.

      The number of PCs within small businesses and homes is increasing, due to the increased affordability and capabilities of these devices, small businesses and homes are developing multiple PCs within these environments. According to International Data Corporation, or IDC, at the end of 2002, 69% of U.S. businesses with less than 100 employees have multiple PCs, while only 32% have deployed networks. As the number of PCs has grown and users have become more familiar with and dependent upon their capabilities, users seek networks that enable them to share devices (printers and storage), access data and rich content (pictures, music and video files), leverage collaborative applications (email and instant messaging) and share Internet access. Furthermore, home users desire the ability to play digital audio and video content stored on a PC or the Internet, on consumer electronic devices like stereos, home theatres and TVs. In addition, demand is growing for the ability to make low cost, feature-rich telephone calls using Internet protocol, a technology known as voice-over-IP.

      As small business and home users increasingly need to access and interact with bandwidth intensive files and applications, they are demanding an upgrade from dial-up connections to broadband connections, using cable or digital subscriber line, or DSL, modems, which enable Internet access at speeds up to 20 times faster than dial-up modems. Broadband Internet access services have become increasingly affordable and available, thereby fueling penetration of these services. According to IDC, the number of DSL and cable modem broadband Internet connections worldwide is expected to increase from 58.6 million in 2002 to 183.9 million in 2006, reflecting a compound annual growth rate of 33%. Increasingly, networking products are being deployed within small businesses and homes in order to share these high-speed Internet connections among multiple users and devices.

      As wireless technologies have become more prevalent, cost-efficient and easy-to-use and install, small business and home users increasingly value the flexibility to wirelessly access and interact with their networks, including the Internet. For small businesses or homes, wireless LANs provide mobility for users and can be an affordable alternative to a wired network. Users are also able to utilize their notebook computers to access networks from a variety of locations, including their homes, offices and various other ‘hot spot’ locations, such as airports, cafes and university campuses. The adoption of industry standards for wireless LAN communications has helped spur the proliferation of a variety of wireless products for both the small business and home markets. Cahners’ In-Stat/ MDR estimates that the total number of worldwide shipments of wireless LAN equipment, including both network interface cards, or NICs, access points and digital media adapters, will grow from 49.0 million in 2003 to 123.8 million in 2006, reflecting a compound annual growth rate of 36%.

      With the proliferation of networks, maintaining the security of information and protecting the privacy of communication becomes essential to both small business and home users alike. Unlike the private dedicated communication networks of past decades, which were relatively secure from intruders, the Internet and networks connected to it are increasingly susceptible to security threats. In recent years, there has been a heightened awareness of the need to protect against breaches of network security. Accordingly, there has been an increase in the demand for security related products, or the integration of security features into networking products such as Internet routers and wireless networking equipment, to protect information on networks and to limit the usage of networks only to authorized individuals. Networking products for the small business and home markets are primarily classified into three broad categories:

      Ethernet networking products, including switches (multiple port devices used to network PCs and peripherals), NICs or network adapters, and bridges (devices that connect PCs and other equipment to a network), and peripheral servers such as print servers (devices that manage printing on a network).

      Broadband products, including routers (intelligent devices used to connect two networks together, such as a local area network and the Internet), gateways (a router with an integrated modem for Internet access), and products that include an integrated wireless access point such as a wireless gateway.

      Wireless networking products, including access points (devices that provide a wireless link between the wired network and wireless devices) and wireless NICs or network adapters, and media adapters and bridges (devices that wirelessly connect PCs, stereos, TVs and other equipment to a network).

      A small business network can consist of:

•	multiple PCs;

•	peripherals such as printers and storage devices;

•	a network connection device such as a router, which often includes security functionality;

•	a wired or wireless network adapter for each personal computer; and

•	a central network controller such as a switch.

      A home network can consist of:

•	one or more PCs and possibly consumer electronic devices to be networked;

•	peripherals such as printers and scanners;

•	Internet access devices such as a router or a gateway;

•	a wired or wireless network adapter for each personal computer; and

•	a “bridge” or a media adapter that connects consumer electronic device such as game consoles, TVs, stereos, and telephones.

      Within both the small business and home markets, devices are typically linked together through Ethernet cables or, increasingly, wireless connections. In-home power lines can also be used to transmit data among components to form a home network.

      Small business and home users demand a complete set of wired and wireless networking and broadband solutions that are tailored to their specific needs and budgets and also incorporate the latest networking technologies. These users require the continual introduction of new and refined products. Small business and home users often lack extensive IT resources and technical knowledge and therefore demand ‘plug-and-play’ or easy-to-install and use solutions. These users demand reliable products that require little or no maintenance, and are supported by effective technical support and customer service. We believe that these users also prefer the convenience of obtaining a networking solution from a single company with whom they are familiar; as users expand their networks, they tend to be loyal purchasers of that brand. In addition, purchasing decisions of users in the small business and home markets are also driven by the affordability of networking products. To provide reliable, easy-to-use products at an attractive price, we believe a successful supplier must have a company-wide focus on the unique requirements of this market and the operational discipline and cost-efficient company infrastructure and processes that allow for efficient product development, manufacturing and distribution.

Our Strategy

      Our objective is to be the leading provider of innovative networking products that address the needs of the small business and home markets. The following are key elements of our strategy:

      Be first to market with innovative products. We believe that our experience in the small business and home markets, along with our access to technology road maps through our relationships with leading semiconductor and software companies, enable us to quickly introduce innovative products to the market. We intend to strengthen current relationships and forge new relationships with emerging suppliers of software and semiconductor technology. We intend to continue to invest in internal research and development activities designed to enhance our products to satisfy the wide range of evolving networking requirements in small businesses and homes. We plan to further broaden our product portfolio into new areas that will complement our current product offerings while leveraging our brand, channel presence and operational efficiency. For example, we believe our recent introduction of 108 Mbps 802.11g wireless products address an important market opportunity.

      Expand and enhance our sales channels. We believe that the most effective way to sell networking products to the small business and home markets is through a diverse worldwide set of traditional retailers, online retailers, DMRs, VARs and broadband service providers. We plan to expand relationships with our retail network, and continue to add new resellers. For example, in 2003 we began selling our products in North America at such retailers as Microcenter and Office Depot and at international retailers such as Legend Group (China) and PC Specialist (Germany). In addition, we have recently entered into an agreement with Softbank B.B. Corp. for the exclusive distribution of our products in Japan. Similarly we intend to continue to work closely with the VAR channel, by expanding the number of our relationships as well as developing products specifically addressing their customers’ needs. We are increasingly developing and enhancing relationships with broadband service providers in North America and internationally and have, as an example, begun reselling our products through Time-Warner Cable and Comcast in the United States, Telstra in Australia and Tele Denmark. We intend to continue these initiatives and expect to pursue similar relationships with broadband service providers in the future.

      Extend our geographic presence. We believe that one of our most significant competitive advantages is our global presence. We derive substantial revenue from each of the North American, Europe, Middle-East and Africa (EMEA) and Asia Pacific markets. In 2003, 42% of our net revenue was generated from international sales. We view several international markets as opportunities for continued significant growth for our business. We have recently entered the Chinese market by establishing sales offices which serve the local retailers and VAR’s. We intend to continue to expand our geographic presence by targeting emerging and growing markets, such as China and India, either through direct investment or teaming with existing local companies. In addition, we plan to leverage our success in European countries, such as Italy, that are experiencing growing demand for networking products. From time to time, we may also consider acquisitions, strategic alliances or joint ventures to increase our penetration in identified markets.

      Expand our marketing initiatives. NETGEAR is one of the most widely recognized brands in the small business and home networking markets, known for affordable, reliable and easy-to-use products. We believe that the purchasing decisions of small business and home users are influenced by brand recognition. Consequently, we have made significant investments to establish the NETGEAR brand, our GearGuy logo and the consistent and recognizable design of our products. We intend to continue building our brand identity through product design, packaging, public relations, advertising campaigns and other marketing efforts.

      Enhance operational efficiencies. We believe one of the keys to our success in operating a profitable business within the small business and home networking markets has been our ability to control operational costs while continuing to provide first-to-market, innovative products. We have implemented processes to manage product development efficiency, inventory and channel costs, and overall operating expenses. We plan to continue to invest in personnel, technology and processes to enhance our operational discipline and efficiencies with respect to product development, manufacturing, demand assessment and supply chain and channel inventory management. By focusing on operational efficiencies, we intend to continue to meet the demands of our target markets for affordable, high quality products while maintaining a profitable business model.

Products

      Our extensive product line currently includes approximately 100 different products. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold. Our Ethernet networking products have historically generated a majority of our net revenue. However, in recent periods, the percentage of our net revenue attributable to broadband and wireless networking products has increased. Our products target the following three major segments within the small business and home markets:

•	Ethernet networking products, including switches, NICs or adapters, bridges and print servers;

•	broadband products, including wired and wireless routers and gateways; and

•	wireless networking products, including access points, wireless NICs or adapters, and media adapters and bridges.

      The following table identifies our principal products as of December 31, 2003:

SMALL BUSINESS	HOME

ETHERNET NETWORKING PRODUCTS	Switches
• 10/100 megabits per second (Mbps) using copper cables
• 10/100/1000 Mbps using copper or fiber cables
• 10/100/1000 Mbps Stackable using copper or fiber cables
• 10/100/1000 Mbps Managed using copper or fiber cables
• 10/100 Mbps Managed Layer 3 Power over Ethernet using copper or fiber cables
• 10/100/1000 Mbps Managed Layer 3 using copper or fiber cables	Switches • 10/100 Mbps Platinum Series using copper cables Bridges • 14 Mbps Wall-Plugged Ethernet Bridge

NICs • 10/100 Mbps Peripheral Component Interconnect (PCI) NIC • 10/100 Mbps PC Card NIC • 10/100 Mbps Ethernet Universal Serial Bus (USB) NIC • 1000 Mbps PCI	NICs • 10/100 Mbps PCI NIC • 10/100 Mbps PC Card NIC • 10/100 Mbps Ethernet USB NIC • 10/100/1000 Mbps PCI NIC
Servers	Servers
• Print Servers	• Print Servers

BROADBAND PRODUCTS	Routers
• Ethernet Cable/DSL Router with Printer Server
• Ethernet Cable/DSL ProSafe Virtual Private Network (VPN) Firewall Router
• ProSafe 802.11g Wireless Firewall with USB Print Server
• ProSafe Dual Band Wireless 802.11a/b/g Wireless VPN Firewall
• ProSafe VPN client software	Routers/Gateways
• Ethernet DSL Modem with USB Port
• Ethernet Cable Modem Gateway
• Ethernet DSL Modem Gateway
• Ethernet Cable/DSL Web Safe Router
• Wireless 802.11g DSL Modem Gateway
• Wireless 802.11b Cable/DSL Router
• Wireless 802.11b Cable Modem Gateway
• Wireless 802.11g Cable Modem Gateway
• Wireless 802.11g Cable/DSL Router
• Wireless 108 Mbps 802.11g Cable/DSL Router
• Wireless 108 Mbps 802.11g Cable/DSL Router with disc sharing controller

Access Points	Bridges
WIRELESS NETWORKING PRODUCTS	• ProSafe 802.11g Wireless Access Point • 18 dBi Patch Panel Directional Antenna • 5 dBi Omni-directional Antenna NICs • 802.11a/g Dual Band Wireless PCI NIC • 802.11a/g Dual Band Wireless PC Card NIC	• 802.11b Wireless Bridge
• 802.11g Wireless Bridge
• 802.11b Wireless Bridge for home audio devices, or Digital Music Player

NICs
• 802.11b Wireless USB NIC
• 802.11b Wireless PCI NIC
• 802.11b Wireless PC Card NIC
• 802.11b Compact Flash NIC
• 802.11b Wireless Digital Music Player
• 802.11g Wireless USB NIC
• 802.11g Wireless PC Card NIC
• 108 Mbps 802.11g Wireless PC Card NIC
• 108 Mbps 802.11g Wireless PCI NIC

     We customize our products to meet the specific needs of both the small business and home markets, tailoring various elements of the product design, including component specification, physical characteristics such as casing, design and coloration, and specific hardware and software features to meet the needs of these markets. However, we leverage many of our technological developments, high volume manufacturing, technical support and engineering infrastructure across both markets to maximize business efficiencies.

      Our small business products are designed with an industrial appearance, including metal cases, and for some product categories, the ability to mount the product within standard data networking racks. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a small business user. For example, we offer data transfer rates up to one Gigabit per second for our business products to meet the higher capacity requirements of business users. These products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. Security requirements within our broadband products include firewall and virtual private network capabilities that allow for secure interactions between remote offices and business headquarter locations. Our wireless product offerings for the small business market include higher transfer rates as well as enhanced security capabilities often required in a business setting.

      Our current development efforts for Ethernet networking products for the small business market include expanding our network management capabilities such as Layer 3 managed switching functionality, as well as offering higher port counts and densities for Fast Ethernet and Gigabit products to support the needs of growing small business customers. For our broadband products in the small business market, we plan to continue enhancing the capabilities of our routers with advanced firewall and virtual private network capabilities and to permit voice calls over the Internet. We expect that these capabilities will be offered in both traditional copper cabling as well as wireless connectivity modes including 802.11b, dual-mode 802.11b/g and tri-mode 802.11a/b/g. Developments in the wireless networking product area include additional 802.11b/g and tri-mode 802.11a/b/g capabilities for access points and NICs, offering advanced speeds, security and backward compatibility.

      Our home products are designed with pleasing visual and physical aesthetics that are more desirable in a home environment. For example, products featuring our Platinum series physical designs have a silver/gray coloring and lighter plastic casings to appeal to home users. Our Ethernet products for the home market use a lower cost electrical component design and contain lower port counts to meet the increased price sensitivity and specific data networking requirements of home consumers. Our wireless offerings in the home support sufficient data transfer rates for most home user applications, but at a lower price than higher capacity wireless offerings for the small business market. Our broadband products are available with features such as parental control capabilities and firewall security, to allow for safer, more controlled Internet usage in families with children. Our broadband products designed for the home market also contain advanced installation software that guides a less sophisticated data networking user through the installation process with their broadband service provider, using a graphical user interface and simple point and click operations. Our home product offerings include wall-plug data transmission modes which allow home users to take advantage of their existing electrical wiring infrastructure for transmitting data among network components.

      We are developing a substantial number of new product offerings for the home market. Our current development efforts for Ethernet networking products include expanding our product lines using in-home power lines to form a network, low cost Gigabit Ethernet NICs, and engineering redesigns to allow for price and cost reductions in our switch line. For our broadband products, we plan to expand our portfolio of wired and wireless gateways with integrated asynchronous DSL and cable modem capabilities, with enhanced ease-of-setup installation and ease-of-use capabilities. We expect these capabilities will be offered in both traditional copper cabling as well as 802.11b, and 802.11g wireless connectivity modes. Our development efforts in the wireless networking product area include expanding our line of 802.11g access points, routers and gateways, NICs and bridges with faster speeds, expanded range and enhanced security. Other developments include a USB disk attachable 108 Mbps 802.11g wireless router to wirelessly share files or remote access while away from home and our recently announced wireless digital music player for streaming digital music from PCs or from the Internet to play on traditional analog stereos in the home.

Competitive Strengths

      Since our inception in 1996, we have been solely focused on the networking needs of the small business and home markets. We provide a broad family of innovative networking products and have shipped over 22 million units worldwide. Over the course of the past seven years, we have built a significant market share in several of the geographic and product markets we serve. We believe that the NETGEAR brand name is widely recognized for quality products that meet the networking needs of small business and home users worldwide.

      Reliable, Easy-to-Use, Affordable Products. We design quality products, perform rigorous technology evaluation and conduct significant product testing, which we believe allow us to achieve a high degree of customer satisfaction and a low rate of product returns and defects. Our networking products are easy to install, use and maintain and minimize the need for users to perform hardware or software configuration. For example, our proprietary, Internet browser-based ‘Smart Wizard’ application provides users with simple graphical step-by-step installation instructions, including the automatic detection of their Internet connection type in order to automatically configure their routers or gateways. We also provide comprehensive technical support and customer service. Our products satisfy the budgetary requirements of small businesses and home users.

      Broad Product Offering. We offer an extensive range of networking products to users within the small business and home markets, including routers, gateways, access points, switches and NICs. Our product line includes approximately 100 products that are available in multiple configurations to serve the geographic region in which they are sold. Our products are designed for a variety of networking environments, including traditional Ethernet cabling and wireless as well as emerging in-home electrical wiring communication. We offer broadband products for a wide range of connection types, such as DSL and cable modems. Our wireless products include wireless LAN and security functionality to address the increasing mobility and security requirements of users. We believe users in the small business and home markets prefer to purchase all of their networking products from one vendor. We therefore believe the breadth of our product line represents a competitive strength due to our ability to meet a wide range of their networking needs.

      Extensive Global Channel Presence. We sell our products in North America, EMEA and Asia Pacific through an extensive network of sales channels. Our net revenue is well balanced worldwide, with 58% of our net revenue in 2003 being derived from sales in North America and 42% derived from international sales. Our worldwide channel presence enables our end-user customers to purchase our products with the same ease with which they purchase personal computers and software. We currently sell products through traditional retailers with more than 3,700 retail locations in North America, including Best Buy, Circuit City, CompUSA, Costco, Fry’s Electronics, Micro Center, Office Depot and Staples domestically, and over 3,300 international retail locations, such as MediaMarkt (Germany, Austria) and PC World (UK) in Europe, and Harris (Australia) in Asia Pacific. Our broad product offering and sales volume enables us to command substantial shelf space at our traditional retailers worldwide, which we believe is a significant competitive advantage in our target markets. We also sell through online stores such as Amazon.com and Buy.com. We have a significant DMR presence, in both catalog sales and direct marketing channels, including relationships with CDW and PC Connection domestically and Misco Global and Insight Direct both domestically and internationally. We have relationships with thousands of VARs worldwide, including over 8,000 domestically and more than 3,000 internationally, which participate in our Powershift Partner program. This program provides incentives and training to select members who meet quarterly sales goals. In addition, we recently began selling our products through broadband service providers such as Time-Warner Cable and Comcast domestically, and Telstra in Australia and Tele Denmark.

      History of Product Innovation. The product requirements of small business and home networking users are continually changing with the rapid adoption of new technologies. We believe that our experience, market presence, and global reach enable us to identify trends in product demand and rapidly introduce products to meet that demand. Our corporate headquarters are located in Santa Clara in the heart of Silicon Valley. From this location we team with a number of leading semiconductor and software companies in order to offer products that incorporate emerging technologies. In addition, our internal research and development efforts focus on designing products that meet the requirements of both the small business and home markets. We believe that the combination of our demand assessment capabilities and our technology collaborations often provides us with a time-to-market advantage. We were the first to introduce a number of new technologies to the small business and home markets including unmanaged Gigabit Ethernet switches, Cable/ DSL routers, wireless routers and gateways with high security capabilities and 802.11a/b/g Wireless NICs and 108 Mbps 802.11g Wireless NICs, Routers and Routers with USB attachable storage. In 2003, we introduced 48 new products.

      Operational Discipline. We utilize our management team’s significant experience in the networking, computer and retail industries to maintain tight operational discipline over product development and supply chain and channel inventory management. This has resulted in reduced manufacturing lead times, warranty costs, price protection expenses and channel inventory. Once we have identified a promising new networking technology, we work closely with our component vendors and original design manufacturing partners, or ODMs, in China and Taiwan to bring our products to market quickly, minimize product costs and ensure product quality. We have implemented several operational efficiency initiatives, including refining our supply chain management by introducing computerized monitoring of inventory levels and end-user purchases for many of our domestic resellers. We have also introduced an enhanced demand assessment process, which allows us to work with our resellers to closely monitor demand for specific product offerings.

Sales Channels

      Our products are sold through multiple sales channels worldwide, including traditional retailers, online retailers, DMRs, VARs and, recently, broadband service providers. We sell our products through more than 7,100 traditional retail locations, including domestic and international stores and online retailers, such as Amazon.com Systemax and Buy.com. Our retail channel primarily supplies products that are sold into the home market. We sell directly to Best Buy, Circuit City, Costco, Fry’s Electronics, Micro Center, Office Depot and Staples. The remaining traditional retailers, as well as our online retailers, are fulfilled through approximately 67 wholesale distributors, the largest of which are Ingram Micro and Tech Data. These wholesale distributors are located in the United States, the United Kingdom, France, Germany, Japan and Canada and approximately 30 other countries. We work directly with our retail channels on market development activities, such as co-advertising, in-store promotions and demonstrations, event sponsorship and sales associate training as well as establishing “store within a store” websites and banner advertising.

      We primarily sell our small business products through an extensive network of DMRs and VARs. Our DMRs include companies such as CDW and Insight. VARs include over 8,000 registered Powershift Partners in the United States and more than 3,000 Powershift Partners internationally. Our Powershift Partners are resellers who achieve prescribed quarterly sales goals and as a result may receive sales incentives, which can be used to offset marketing costs or marketing development funding. In addition, our Powershift Partners receive other sales tools, including select products available as demonstration units at an additional discount from our standard list price, exclusive promotions and rebates, monthly e-mails and newsletters with technical, marketing and sales updates, training and seminars, and co-marketing funds. Our products are also resold by a large number of smaller VARs whose sales are not large enough to qualify them for our Powershift Partner program. Our DMRs and VARs purchase our products through our wholesale distributors, primarily Ingram Micro and Tech Data. We earn revenue upon the sale of products to distributors and earn no additional revenue upon the resale of our products. The top five resellers of our products by dollar value as of December 31, 2003, in each category, are set forth in alphabetical order in the table below:

Retail

Domestic Stores	International Stores	Online Retailers	DMRs

• Best Buy*	• FNAC (France)	• 4sure.com	• CDW
• Circuit City*	• Future Shops (Canada)	• Amazon.com	• Dustin
• CompUSA	• MediaMarkt (Germany, Austria)	• Buy.com	• Insight
• Fry’s Electronics*	• PC World (UK)	• Systemax	• Misco
• Staples*	• Saturn (Germany, Austria)	• Dabs.com	• PC Connection

*	These customers purchase our products directly from us. The remaining customers on this list buy their products through our wholesale distributors.

      We are currently developing and enhancing relationships with broadband service providers in North America and internationally and have recently signed agreements with Time-Warner Cable and Comcast to distribute our products to their subscribers.

Research and Development

      As of December 31, 2003, we had 30 employees engaged in research and development. We believe that our success depends on our ability to develop products that meet the changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective basis. Accordingly, we have made investments in our research and development department in order to effectively evaluate new technologies and develop new products. Our research and development employees work closely with our manufacturing partners to bring our products to market in a timely, high quality and cost-efficient manner.

      We identify and qualify new technologies, and we work closely with our various technology suppliers and manufacturing partners to develop products using one of two manufacturing methodologies as described below.

      ODM. Under the ODM methodology, which we use for most of our product development activities, we define the product concept and specification and perform the technology selection. We then coordinate with our technology suppliers while they develop the chipsets, software drivers and detailed circuit designs. If additional software is required, we either develop the software in-house, subcontract the development of the software, or purchase it from a third-party vendor. Once prototypes are completed, we work with our ODMs to complete the debugging and systems integration and testing. Our ODMs conduct all of the agency approval processes for electrical safety and electromagnetic interference. After completion of the final tests, agency approvals and product documentation, the product is released for production.

      OEM. Under the OEM methodology, which we use for a limited number of products, we define the product specification and then purchase the product from OEM suppliers that have existing products fitting our design requirements. Once a technology supplier’s product is selected, we work with the OEM supplier to complete the cosmetic changes to fit into our mechanical and packaging design, as well as our documentation standard. If software is involved, the look and feel of the software is modified by the OEM supplier to meet our standards. The OEM supplier completes regulatory approvals on our behalf. When all design verification and regulatory testing is completed, the product is released for production.

      Our internal research and development efforts focus on improving the industrial design of our products and enhancing their ease-of-use through the development of software such as our proprietary ‘Smart Wizard’ application. Our total research and development expenses were $4.4 million in 2001, and $7.7 million in 2002 and $8.7 million in 2003.

Manufacturing

      Our primary manufacturing contractors are Ambit Microsystems (recently acquired by Foxconn), Cameo Communications Inc., Delta Electronics, SerComm Corporation and Z-Com, Inc., all of which are headquartered in Taiwan. The actual manufacturing of our products occurs both in Taiwan and mainland China. We distribute our manufacturing among these key suppliers to avoid excessive concentration with a single supplier. Delta Electronics is associated with Delta International Holding Ltd., one of our stockholders. In addition to their responsibility for the manufacturing of our products, our manufacturers purchase all necessary parts and materials to produce complete, finished goods. To maintain quality standards for our suppliers, we have established our own product testing and quality organization based in Hong Kong, which is responsible for auditing and inspecting product quality on the premises of our subcontractors.

      We obtain other key components, such as connector jacks, plastic casings, physical layer transceivers and, switching fabric semiconductors, from limited sources.

      We currently outsource warehousing and distribution logistics to three third party logistics providers who are responsible for warehousing, customer order fulfillment and distribution of products. In addition, these parties are also responsible for some final packaging of our products including bundling components to form kits, and inserting appropriate documentation and power adapters. APL Logistics Americas Ltd in Walnut, California serves the Americas region, Kerry Logistics Ltd in Hong Kong serves the Asia Pacific region, and Furness Logistics BV in the Netherlands serves the EMEA region.

Sales and Marketing

      As of December 31, 2003, we had 85 employees in our sales department and 14 employees in our marketing department. We work directly with our resellers on market development activities, such as co-advertising, in-store promotions and demonstrations, event sponsorship and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our product marketing and corporate marketing groups.

      Our product marketing group focuses on product strategy, product development roadmaps, the new product introduction process, product lifecycle management, demand assessment and competitive analysis. The group works closely with our sales and research and development groups to align our product development roadmap to meet key channel technology requirements from a strategic perspective. The group also ensures that product development activities, product launches, channel marketing program activities, and ongoing demand and supply planning occur in a well-managed, timely basis in coordination with our development, manufacturing, and sales groups, as well as our ODM, OEM and sales channel partners.

      Our corporate marketing group is responsible for defining and building our corporate brand. The group focuses on defining our mission, brand promise and marketing messages on a worldwide basis. This group also defines the marketing approaches in the areas of advertising, public relations, events, channel programs and our web delivery mechanisms. These marketing messages and approaches are customized for both the small business and home markets through a variety of delivery mechanisms designed to effectively reach end users in a cost-efficient manner.

      The needs of our small business and home customers differ, and therefore our marketing initiatives for each of these segments are distinct. In the small business market, we have focused on emphasizing our product line expansion, such as our introduction of a 24 port smart switch with gigabit ports, performance and reliability, and on channel development, while in the home market we have emphasized our wireless offerings, ease-of-use and aesthetics. In both markets, we have focused on developing the NETGEAR brand name, expanding our advertising programs and increasing public awareness through high visibility in the technical and popular press.

      We conduct much of our international sales and marketing operations through NETGEAR International, Inc., our domestic subsidiary, as well as through NETGEAR Deutschland GmbH, a German company and wholly-owned subsidiary of NETGEAR International, Inc.

Technical Support

      We provide technical support to our customers through a combination of limited permanent employees and an extensive use of subcontracted, “out-sourcing” resources. Although we design our products to require minimal technical support, if a customer requires assistance, we provide free, high-quality technical advice worldwide over the phone and Internet. We currently subcontract first and second level technical support for our products and as of December 31, 2003 we were utilizing 279 part-time and full-time individuals to answer customers’ technical questions. First level technical support represents the first team member a customer will reach with questions; and, typically, these individuals are able to answer routine technical questions. If they are unable to resolve the issue, the first level support member will forward the customer to our more highly trained second level support group. The most difficult or unique questions are forwarded to NETGEAR employees. This eight person in-house staff provides the most sophisticated support when customer issues require escalation.

      In addition to providing third level technical support, these internal NETGEAR employees design our technical support database and are responsible for training and managing our outsourced sub-contractors. We utilize the information gained from customers by our technical support organization to enhance our current and future products.

      In North America, the United Kingdom and Australia, the first and second level technical support is provided 24 hours a day, 7 days a week, 365 days a year on toll-free lines. Local language support is also available during local business hours in China, France, Germany, Italy, Japan, Korea, Spain and Sweden.

Competition

      The small business and home networking markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•	within the small business networking market, companies such as 3Com, Allied Telesyn, The Linksys division of Cisco Systems’, Dell Computer, D-Link, Hewlett-Packard and Nortel Networks; and

•	within the home networking market, companies such as Belkin Corporation, D-Link, The Linksys division of Cisco Systems’ and Microsoft.

      Other current competitors include numerous local vendors such as Correga and Melco/ Buffalo Technology in Japan and TP-Link in China. Our potential competitors include consumer electronics vendors who could integrate networking capabilities into their line of products.

      Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. For example, Dell Computer has significant brand name recognition and has an advertising presence substantially greater than ours. Similarly, Cisco Systems is well recognized as a leader in providing networking solutions to businesses and has substantially greater financial resources than we do. Several of our competitors, such as Linksys division Cisco Systems’ and D-Link, offer a range of products that directly compete with most of our product offerings. Several of our other competitors primarily compete in a more limited manner. For example, Hewlett-Packard sells networking products primarily targeted at larger businesses or enterprises. However, the competitive environment in which we operate changes rapidly. Other large companies with significant resources could become direct competitors, either through acquiring a competitor or through internal efforts.

      We believe that the principal competitive factors in the small business and home markets for networking products are:

•	product breadth;

•	size and scope of the sales channel;

•	brand name;

•	timeliness of new product introductions;

•	product performance, features, functionality and reliability;

•	price;

•	ease-of-installation, maintenance and use; and

•	customer service and support.

      We believe that we compete favorably in each of these categories. To remain competitive, we believe we must invest significant resources in developing new products, enhancing our current products, expanding our sales channels and maintaining customer satisfaction worldwide.

Intellectual Property

      We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark and trade secret and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold patents relating to our home product design, and currently have at least five pending United States patent applications related to technology and products offered by us. In addition, we rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. We typically retain limited exclusivity over intellectual property we jointly develop with our OEM and ODM manufacturers. Our success will depend in part on our continued ability to have access to these technologies.

      We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own and use distinctive trademarks on or in connection with our products, including NETGEAR, the GearGuy logo, FirstGear, ProSafe and Web Safe. NETGEAR is a trademark registered in Argentina, Australia, Brazil, Canada, the European Union, Japan, New Zealand and the United States. We have obtained or applied for registration for the “Everybody’s Connecting” trademark in Australia, the European Union, Japan, Korea and the United States. We have registered several Internet domain names that we use for electronic interaction with our customers including dissemination of product information, marketing programs, product registration, sales activities, and other commercial uses.

Employees

      As of December 31, 2003, we had 207 employees, with 107 in sales, marketing and technical support, 30 in research and development, 39 in operations, and 31 in finance, information systems and administration. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

      TriNet Employer Group, Inc. provides human resource services to NETGEAR and our employees including payroll, employee relations and certain employee benefit plans. TriNet is an employer services company contracted by us to perform certain employer responsibilities on our behalf, and TriNet is the employer of record for payroll, benefits and other functions involving our employment related administration. Our agreement with TriNet is terminable by either party with 30 days notice.

Executive Officers of the Registrant

      The following table sets forth the names, ages and positions of our executive officers as of March 1, 2004.

Name	Age	Position

Patrick C.S. Lo	47	Chairman and Chief Executive Officer
Raymond P. Robidoux	54	President
Jonathan R. Mather	53	Executive Vice President and Chief Financial Officer
Mark G. Merrill	49	Chief Technology Officer
Michael F. Falcon	48	Vice President of Operations
Christopher C. Marshall	47	Vice President of Finance
Charles T. Olson	48	Vice President of Engineering
David Soares	37	Vice President of Europe, Middle East and Africa Sales
Michael A. Werdann	35	Vice President of North American Sales

      Patrick C.S. Lo has served as our Chairman and Chief Executive Officer since March 2002. From September 1999 to March 2002, he served as our President, and since our inception in 1996 to September 1999, he served as Vice President and General Manager. Mr. Lo joined Bay Networks, a networking company, in August 1995 to launch a division targeting the small business and home markets and established the

NETGEAR division in January 1996. From 1983 until 1995, Mr. Lo worked at Hewlett-Packard Company, a computer and test equipment company, where he served in various management positions in software sales, technical support, network product management, sales support and marketing in the United States and Asia, most recently as the Asia/Pacific marketing director for Unix servers. Mr. Lo received a B.S. degree in Electrical Engineering from Brown University.

      Raymond P. Robidoux has served as our President since July 2002. From July 2001 to May 2002, Mr. Robidoux worked at Quantum Corporation, a data technology company, where he served as senior vice president and general manager of the networked attached storage division. From March 1997 to March 2001, Mr. Robidoux was at Compaq Computer, where he served as vice president of its North America consumer business group, focused on sales, marketing and service, from March 1999 to March 2001, and as vice president of business planning and operations from March 1997 to February 1999. Prior to that, he held various management positions in the computer hardware industry, including sales, marketing and product development. Mr. Robidoux received a B.S. degree in Aerospace Engineering from California State Polytechnic University and an M.B.A. from Pepperdine University.

      Jonathan R. Mather has served as our Executive Vice President and Chief Financial Officer since October 2003 and served as our Vice President and Chief Financial Officer since August 2001. From July 1995 to March 2001, Mr. Mather worked at Applause Inc., a consumer products company, where he served as president and chief executive officer from 1998 to 2001, as chief financial officer and chief operating officer from 1997 to 1998 and as chief financial officer from 1995 to 1997. From 1985 to 1995, Mr. Mather was at Home Fashions Inc., a consumer products company, where he served as chief financial officer from 1992 to 1995, and as vice president, finance of an operating division, Louverdrape, from 1988 to 1992. Prior to that, he spent more than two years at the semiconductor division of Harris Corporation, a communications equipment company, where he served as the finance manager of the offshore manufacturing division. He has also worked in public accounting for four years with Coopers & Lybrand (now part of PricewaterhouseCoopers LLP) and for two years with Ernst & Young. Mr. Mather is a certified management accountant (CMA) and is also a chartered accountant from the Institute of Chartered Accountants in Sri Lanka, where Mr. Mather received his undergraduate B.A. degree equivalent. Mr. Mather received an M.B.A. from Cornell University, New York.

      Mark G. Merrill has served as our Chief Technology Officer since January 2003. From September 1999 to January 2003, he served as Vice President of Engineering and served as Director of Engineering from September 1995 to September 1999. From 1987 to 1995, Mr. Merrill worked at SynOptics Communications, a local area networking company, which later merged with Wellfleet to become Bay Networks, where his responsibilities included system design and analog implementations for SynOptic’s first 10BASE-T products. Mr. Merrill received both a B.S. degree and an M.S. degree in Electrical Engineering from Stanford University.

      Michael F. Falcon has served as our Vice President of Operations since November 2002. From September 1999 to November 2002, Mr. Falcon worked at Quantum Corporation, a data technology company, where he served as Vice President of Operations and supply chain management. From April 1999 to September 1999, Mr. Falcon was at Meridian Data, a storage company acquired by Quantum Corporation, where he served as vice president of operations. From February 1989 to April 1999, Mr. Falcon was at Silicon Valley Group, a semiconductor equipment manufacturer, where he served as director of operations, strategic planning and supply chain management. Prior to that, he served in management positions at SCI Systems, an electronics manufacturer, Xerox Imaging Systems, a provider of scanning and text recognition solutions, and Plantronics, Inc., a provider of lightweight communication headsets. Mr. Falcon received a B.A. degree in Economics from the University of California, Santa Cruz and has completed coursework in the M.B.A. program at Santa Clara University.

      Christopher C. Marshall has served as our Vice President of Finance since November 2003. From January 2000 to June 2003, Mr. Marshall served as Vice President Finance and Chief Accounting Officer at BackWeb Technologies Ltd., a publicly-traded company that is a provider of offline Web software. From October 1998 to November 1999, Mr. Marshall served as Vice President Finance and corporate controller at

Supercom Inc., a PC assembly and distribution company. Prior to joining Supercom, from August 1997 to October 1998 Mr. Marshall served as controller for S-Vision, a company focused on lighting technology research for scientific applications. Mr. Marshall has also served over twelve years in various financial management positions at Intel Corp. Mr. Marshall earned a B.Sc. at University College, Cardiff, U.K. a M.B.A. at London Business School and a M.A. at University College London. Mr. Marshall is a Fellow of the Institute of Chartered Accountants.

      Charles T. Olson has served as our Vice President of Engineering since January 2003. From July 1978 to January 2003, Mr. Olson worked at Hewlett-Packard Company, a computer and test equipment company, where he served as director of research and development for ProCurve networking from 1998 to 2003, as research and development manager for the Enterprise Netserver division from 1997 to 1998, and, prior to that, in various other engineering management roles in Hewlett-Packard’s Unix server and personal computer product divisions. Mr. Olson received a B.S. degree in Electrical Engineering from the University of California, Davis and an M.B.A. from Santa Clara University.

      David Soares has served as our Vice President of Europe, Middle East and Africa (EMEA) Sales since December 2003. Mr. Soares joined us in January 1998, and served as EMEA Managing Director from April 2000 to November 2003, United Kingdom and Nordic Regional Manager from February 1999 to March 2000 and United Kingdom Country Manager from January 1998 to January 1999. Prior to joining us, Mr. Soares was at Hayes Microcomputer Products, a manufacturer of dial-up modems. Mr. Soares attended Ridley College, Ontario Canada.

      Michael A Werdann has served as our Vice President of North American Sales since December 2003. Since joining us in 1998, Mr. Werdann has served as our United States Director of Sales, E-Commerce and DMR from December 2002 to 2003 and as our Eastern regional sales director from October 1998 to December 2002. Prior to joining us, Mr. Werdann worked for three years at Iomega Corporation, a computer hardware company, as a sales director for the value added reseller sector. Mr. Werdann holds a B.S. Degree in Communications from Seton Hall University.

Where You Can Find Additional Information

      We file reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy our reports, proxy statements and other information filed by us at the public reference room of the SEC in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. Our reports, proxy statements and other information filed with the SEC are available to the public over the Internet at the SEC’s website at http://www.sec.gov, and, as soon as practicable after such reports are filed with the SEC, through a hyperlink on our Internet website at http://www.netgear.com.

Item 2.	Properties

      Our principal administrative, sales, marketing and research and development facilities occupy approximately 56,000 square feet in an office complex in Santa Clara, California, under a lease that expires in December 2004. Several of our domestic sales employees perform their duties using leases of individual offices. Our international sales personnel reside in local sales offices in Australia, China, France, Germany, Italy, Japan, Korea, Spain, Sweden and the UK. We also have operations personnel using a facility in Hong Kong, which is subleased from our third party logistics provider, Kerry Logistics. We believe our existing facilities are adequate for our current needs.

      We use third parties to provide warehousing services to us, consisting of facilities in Southern California, Hong Kong and the Netherlands.

Item 3.	Legal Proceedings

      We are not currently a party to any material legal proceedings. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the security holders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock has been quoted on the Nasdaq National Market under the symbol “NTGR” since July 31, 2003. Prior to that time, there was no public market for our common stock. The following table sets forth for the indicated periods the high and low sales prices for our common stock on the Nasdaq National Market.

Fiscal Year Ended December 31, 2003	High	Low

Third Quarter (beginning July 31, 2003)	$20.90	$14.00
Fourth Quarter	18.73	12.86

      On March 1, 2004, there were approximately 58 stockholders of record.

Dividend Policy

      We have never declared or paid cash dividends on our capital stock and we currently intend to retain future earnings, if any, to finance the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. In addition, if we were to borrow against our existing credit facility, we would be prohibited from paying cash dividends.

Equity Compensation Plan Information

      The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under our compensation plans as of December 31, 2003.

(c)
Number of Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in Column (a))

Equity compensation plans approved by security holders(1)	6,561,693	$5.39	1,896,412
Equity compensation plans not approved by security holder	—	—	—

(1)	These plans include our 2000 Stock Option Plan, 2003 Stock Plan and 2003 Employee Stock Purchase Plan.

Item 6.	Selected Consolidated Financial Data

      The following selected consolidated financial data below are qualified in their entirety, and should be read in conjunction with, the consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

      The consolidated statements of operations data for the years ended December 31, 2001, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002 and 2003 are derived from audited financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1999 and 2000, and the consolidated balance sheet data as of December 31, 1999, 2000 and 2001 are derived from audited consolidated financial statements not included in this Form 10-K. PricewaterhouseCoopers LLP performed the audits of the consolidated financial statements as of December 31, 2001, 2002 and 2003 and for each of the years then ended. The audits of the consolidated financial statements as of December 31, 1999 and 2000 and for the years then ended were performed by another independent accountant.

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue(1)	$111,856	$176,663	$192,440	$237,331	$299,302

Cost of revenue:
Cost of revenue	91,265	145,531	172,795	176,972	215,332
Amortization of deferred stock-based compensation	—	—	—	144	128

Total cost of revenue	91,265	145,531	172,795	177,116	215,460

Gross profit	20,591	31,132	19,645	60,215	83,842

Operating expenses:
Research and development	2,641	3,319	4,432	7,359	8,220
Sales and marketing(1)	20,320	18,309	24,267	32,622	48,963
General and administrative	3,769	4,417	5,914	8,103	8,977
Goodwill amortization	335	335	335	—	—
Amortization of deferred stock-based compensation:
Research and development	—	—	—	306	454
Sales and marketing	—	—	—	346	715
General and administrative	—	—	—	867	476

Total operating expenses	27,065	26,380	34,948	49,603	67,805

Income (loss) from operations	(6,474)	4,752	(15,303)	10,612	16,037
Interest income	—	1,092	308	119	364
Interest expense	—	—	(939)	(1,240)	(901)
Extinguishment of debt	—	—	—	—	(5,868)
Other expense, net	(70)	(1,322)	(478)	(19)	(59)

Income (loss) before taxes	(6,544)	4,522	(16,412)	9,472	9,573
Provision for (benefit from) income taxes	—	1,868	3,072	1,333	(3,524)

Net income (loss)	(6,544)	2,654	(19,484)	8,139	13,097
Deemed dividend on preferred stock	—	(2,601)	—	(17,881)	—

Net income (loss) attributable to common stockholders	$(6,544)	$53	$(19,484)	$(9,742)	$13,097

Net income (loss) per share attributable to common stockholders:
Basic(2)	$(0.25)	$0.00	$(0.66)	$(0.46)	$0.55

Diluted(2)	$(0.25)	$0.00	$(0.66)	$(0.46)	$0.49

(1)	On January 1, 2000, we adopted Emerging Issues Task Force, or EITF, Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” and as a consequence, record cooperative marketing costs as a reduction in net revenue. Prior to January 1, 2000, it was not practical for us to determine the amount of cooperative marketing costs to record as a reduction of net revenue, and such amounts were included as sales and marketing expense.

(2)	Information regarding calculation of per share data is described in Note 4 to the consolidated financial statements.

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$10,427	$6,447	$9,152	$19,880	$73,605
Working capital	22,989	36,253	16,179	13,753	130,755
Total assets	62,220	112,142	62,902	93,851	205,146
Total current liabilities	37,635	73,946	44,891	76,396	70,207
Redeemable convertible preferred stock	—	44,078	44,078	48,052	—
Total stockholders’ equity (deficit)	24,129	(6,583)	(26,067)	(30,597)	134,939

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below under “Risk Factors Affecting Future Results”.

Overview

      We design, develop and market technologically advanced, branded networking products that address the specific needs of small business and home users. We supply innovative networking products that meet the ease-of-use, quality, reliability, performance and affordability requirements of these users. From our inception in January 1996 until May 1996, our operating activities related primarily to research and development, developing relationships with outsourced design, manufacturing and technical support partners, testing prototype designs, staffing a sales and marketing organization and establishing relationships with distributors and resellers. We began product shipments during the quarter ended June 30, 1996, and recorded net revenue of $4.0 million in 1996. In 2003, our net revenue was $299.3 million and our net income was $13.1 million.

      We were incorporated in January 1996 as a wholly owned subsidiary of Bay Networks, Inc. to focus exclusively on providing networking solutions for small businesses and homes. In August 1998, Nortel Networks purchased Bay Networks, including its wholly owned subsidiary NETGEAR. We remained a wholly owned subsidiary of Nortel Networks until March 2000 when we sold a portion of our capital stock to Pequot Private Equity Fund II, L.P. as part of a joint effort by us and Nortel Networks to reduce Nortel Networks’ ownership interest in us. In September 2000, Nortel Networks sold a portion of its ownership interest in us to Shamrock Holdings of California, Inc., which is a related party to Shamrock Capital Growth Fund, L.P.; Blue Ridge Limited Partnership and an affiliated fund; Halyard Capital Fund, LP; The Abernathy Group Institutional HSN Fund, L.P. and an affiliated fund; and Delta International Holding Ltd. In February 2002, Nortel Networks sold its remaining ownership interest in NETGEAR to us in exchange for cash, non-cash consideration, and a $20.0 million promissory note. In July 2003 we completed our initial public offering of common stock. We sold 8,050,000 shares of common stock at an offering price of $14.00 per share. We received net proceeds of approximately $101.8 million after deducting the underwriting discount and offering expenses payable by us. A portion of the proceeds has been used to fully repay the $20.0 million promissory note.

      Our extensive product line currently includes approximately 100 different products. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold. Our products are grouped into three major segments within the small business and home markets: Ethernet networking products, broadband products and wireless networking products. Ethernet networking products include switches, network interface cards, or NICs, and print servers. Broadband products include routers and gateways. Wireless networking products include wireless access points, wireless NICs and media adapters. Since we originally launched our business in 1996 with the shipment of Ethernet networking products and a single broadband product, we have continually introduced new products in response to market demand. For example, in 2003, we introduced approximately 48 new products.

      Our products are sold through multiple sales channels worldwide, including traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and, broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, CompUSA, Costco, Fry’s Electronics, Staples, Office Depot, MediaMarkt (Germany, Austria), PC World (U.K.) and FNAC (France). Online retailers include Amazon.com and Buy.com. Our direct market resellers include CDW Corporation and PC Connection. We have over 8,000 VARs in North America, and more than 3,000 internationally. In addition, we also sell our products through broadband service providers, such as Time–Warner Cable and Comcast in domestic markets and Telstra in Australia and Tele Denmark. Some of these retailers and resellers purchase directly from us while most are fulfilled through approximately 67 wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro Inc., and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.

      The table below sets forth the percentage of net revenue derived from these major wholesale distributors for the years ended December 31, 2001, 2002 and 2003, respectively.

	Year Ended
	December 31,

	2001	2002	2003

Ingram Micro, Inc.	36%	32%	31%
Tech Data Corporation	23	20	15

Total	59%	52%	46%

      We derive a substantial portion of our net revenue from international sales. International sales as a percentage of net revenue grew from 37% in each of 2001 and 2002 to 42% in 2003. Sales in EMEA grew from $68.0 million in 2002 to $99.4 million in 2003, representing an increase of approximately 46% during that period. We continue to penetrate growing markets such as China, Italy, Japan, Spain and Sweden. The table below sets forth our net revenue by major geographic region.

	Year Ended December 31,

		Percentage		Percentage
	2001	Change	2002	Change	2003

	(in thousands)
North America	$121,688	23%	$150,096	15%	$172,885
EMEA	52,977	28%	68,006	46%	99,422
Asia Pacific and rest of world	17,775	8%	19,229	40%	26,995

Total	$192,440	23%	$237,331	26%	$299,302

      Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, customer rebates, cooperative marketing expenses and net changes in deferred revenue. Revenue from product sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable and collectibility of the related receivable is reasonably assured. Currently, for our international customers, title passes upon delivery to the port of destination. For select retailers to whom we sell directly, title passes upon their receipt of product. At the end of each quarter, we estimate and defer revenue related to the product in-transit to international customers and retail customers that purchase directly from us based upon title passage, and distributor and reseller channel inventory that we estimate may be returned to us under their stock rotation rights.

      Prior to the year ended December 31, 2001, we recognized revenue on shipments to domestic distributors upon resale by those distributors, and on shipment to international distributors upon cash collection. Beginning in 2001, we had sufficient historical evidence with respect to returns and cash collections to enable us to recognize revenue in accordance with our current policy as described above and in Note 1 to the consolidated financial statements. Our net revenue for the year ended December 31, 2001 reflects the one-time effect of this change, resulting in additional revenue of $21.0 million in the quarter ended March 31, 2001, offset partially by provisions for returns for stock rotation and warranty and price protection of $9.4 million.

      Our financial condition and results of operations have been and are likely to continue to be affected by seasonal patterns. In the past, we have experienced higher net revenue during the second half of the year, with our highest net revenue during the year-end holiday season. Absent other factors, we would therefore expect higher net revenue in the third and fourth quarter of each year. To the extent our retail sales increase as a percentage of our net revenue, we expect to experience seasonally higher net revenue as a percentage of annual net revenue in the third and fourth quarters.

      Intense competition and technological advances characterize the small business and home networking markets. As a result, we expect to experience rapid erosion of average selling prices over the course of the lifecycle of our products due to competitive pricing pressures. In order to maintain our margins, it is necessary to offset average sales price erosion by negotiating continuously with component suppliers and contract manufacturers to reduce unit costs of incoming inventory. We also expect to continue to introduce new products and broaden our geographic and channel reach. These efforts require significant up front investment in advance of incremental revenue, which could impact our margins. In addition, our international expansion will expose us to additional risks related to foreign currency fluctuations.

      Cost of revenue consists primarily of the following: the cost of finished products from our third-party contract manufacturers; overhead costs including purchasing, product planning, inventory control, warehousing and distribution logistics; and freight, warranty and inventory costs. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin is affected by other factors, including changes in net revenues due to average selling prices, marketing expenses such as promotional activities and rebate redemptions, and changes in our cost of goods sold due to fluctuations in warranty and overhead costs, prices paid for components and freight and increases in excess or obsolete inventory caused by fluctuations in manufacturing volumes and transitions from older to newer products.

      Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, tooling, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets and other consulting fees and product certification fees paid to third parties. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to allow us to introduce innovative and easy to use products. We expect to continue to add additional employees in our research and development department. We believe that research and development expenses will increase in absolute dollars in the future but expect it to remain relatively stable as a percentage of net revenue as we expand into new hardware and software networking product technologies and enhance the ease-of-use of our products and broaden our core competencies.

      Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, personnel expenses for sales and marketing staff, product marketing expenses and technical support expenses. We believe that maintaining and building brand awareness is key to both net revenue growth and maintaining our gross margin. We also believe that maintaining widely available and high quality technical support is key to building and maintaining brand awareness. Accordingly, we expect sales and marketing expenses to increase in absolute dollars in the future, related to the planned growth of our business.

      General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources and management information systems personnel, professional fees, bad debt provision, and other corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional expenses related to the growth of our business and continued operations as a public company.

      Goodwill amortization relates to goodwill recorded in connection with Nortel Networks’ purchase of Bay Networks in August 1998. Upon adoption of Statement of Financial Accounting Standards, or SFAS, No. 142, we discontinued amortizing goodwill in the year ended December 31, 2002.

      During the years ended December 31, 2002 and 2003 we recorded deferred stock-based compensation of $6.7 million and $1.0 million, respectively, in connection with stock options granted with exercise prices below the deemed fair value of our common stock on the date of grant. We are amortizing this deferred stock-based compensation over the four-year vesting period of the stock options and such amounts are allocated to the respective operating expense categories based upon individual employee departments.

      Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest paid on loans, and beginning in February 2002, included imputed interest associated with a note payable to Nortel Networks. The note had a principal amount of $20.0 million, with principal and accrued but unpaid interest due on February 7, 2009. Interest on the note, at 7% per year, was due to start accruing on February 7, 2005. The note was carried at its “then” present value and we were accreting its carrying value to reflect its imputed interest. We used approximately $20.0 million of the net proceeds from its initial public offering in August 2003 to fully repay the note. As a result of this $20.0 million cash payment, we incurred an extinguishment of debt charge of approximately $5.9 million in the quarter ended September 28, 2003 when the note was repaid in full.

      Other expense, net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

      We incurred net losses in each year from our inception in 1996 through 1999 as we invested in building our research and development capabilities, our sales channels and staff, and our operations and financial infrastructure. We accumulated a deficit of $24.6 million during this time period. In 2000 we earned net income of $2.7 million primarily due to growth in revenue of $64.8 million. In 2001 we incurred a net loss of $19.5 million primarily due to excess inventory levels brought about by the overall weak economic conditions in the networking markets we serve. We were again profitable in 2002, with net income of $8.1 million, due to increased revenue and improved gross margins. In 2003 we had net income of $13.1 million and our net revenue increased 26% compared with 2002. In addition, our gross margins increased 2.6% year over year. We believe our future results will be dependent upon the overall economic conditions in the markets we serve, the competitive environment in which we operate, and our ability to successfully implement our strategy, among other things. For additional information on factors that will affect our future performance, see “Risk Factors” beginning on page 5.

Results of Operations

      The following table sets forth the consolidated statements of operations and the percentage change from the preceding year for the periods indicated:

	Year Ended December 31,

		Percentage		Percentage
	2001	Change	2002	Change	2003

Net revenue	$192,440	23.3%	$237,331	26.1%	$299,302

Cost of revenue:
Cost of revenue	172,795	2.4	176,972	21.7	215,332

Amortization of deferred stock-based compensation	—	—	144	(11.1)	128

Total Cost of revenue	172,795	2.5	177,116	21.6	215,460

Gross profit	19,645	206.5	60,215	39.2	83,842

Operating expenses:
Research and development	4,432	66.0	7,359	11.7	8,220
Sales and marketing	24,267	34.4	32,622	50.1	48,963
General and administrative	5,914	37.0	8,103	10.8	8,977
Goodwill amortization	335	(100.0)	—	—	—
Amortization of deferred stock-based compensation:
Research and development	—	—	306	48.4	454
Sales and marketing	—	—	346	106.6	715
General and administrative	—	—	867	(45.1)	476

Total operating expenses	34,948	41.9	49,603	36.7	67,805

Income (loss) from operations	(15,303)	*	10,612	51.1	16,037
Extinguishment of debt	—	—	—	—	(5,868)
Other income (expense), net	(1,109)	*	(1,140)	*	(596)

Income (loss) before income taxes	(16,412)	*	9,472	1.1	9,573
Provision (benefit) for income taxes	3,072	*	1,333	(364.4)	(3,524)

Net income (loss)	$(19,484)	* %	$8,139	60.9%	$13,097

*	Percentage change not meaningful as prior year basis is a negative amount.

      The following table sets forth the consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Year Ended December 31,

	2001	2002	2003

Net revenue	100.0%	100.0%	100.0%

Cost of revenue:
Cost of revenue	89.8	74.6	72.0
Amortization of deferred stock-based compensation	—	0.0	0.0

Total cost of revenue	89.8	74.6	72.0

Gross margin	10.2	25.4	28.0

Operating expenses:
Research and development	2.3	3.1	2.7
Sales and marketing	12.6	13.8	16.4
General and administrative	3.1	3.4	3.0
Goodwill amortization	0.2	—	—
Amortization of deferred stock-based compensation:
Research and development	—	0.1	0.1
Sales and marketing	—	0.1	0.2
General and administrative	—	0.4	0.2

Total operating expenses	18.2	20.9	22.6

Income (loss) from operations	(8.0)	4.5	5.4
Extinguishment of debt	—	—	(2.0)
Other income (expense), net	(0.5)	(0.5)	(0.2)

Income (loss) before taxes	(8.5)	4.0	3.2
Provision (benefit) for income taxes	1.6	0.6	(1.2)

Net income (loss)	(10.1)%	3.4%	4.4%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

          Net Revenue

      Net revenue increased $62.0 million, or 26%, to $299.3 million for the year ended December 31, 2003, from $237.3 million for the year ended December 31, 2002. This increase was primarily due to an increase in gross shipments of our existing products and to the introduction of various new products that were favorably received by customers. In particular, net revenue in the EMEA region grew by $31.4 million or 46%, year over year. This increase was partially offset by a $14.1 million increase in rebates and cooperative marketing costs primarily, in North America, associated with increased product sales. Net revenue for the years ended December 31, 2002 and 2003 was reduced for cooperative marketing expenses in the amount of $15.4 million and $23.5 million, respectively, deemed to be sales incentives under Emerging Issues Task Force (“EITF”) 01-9.

          Cost of Revenue and Gross Margin

      Cost of revenue increased $38.3 million, or 22%, to $215.5 million for the year ended December 31, 2003 from $177.1 million for the year ended December 31, 2002. Our gross margin improved to 28.0% for the year ended December 31, 2003, from 25.4% for the year ended December 31, 2002. The improvement in gross margin was primarily due to a favorable shift in product mix, especially of newer products which often carry higher gross margins, as well as due to operational efficiency and supply chain management programs that reduced inbound freight costs by $2.1 million and excess and absolute inventory charges by approximately $4.4 million. Furthermore, we were able to negotiate better pricing with our contract manufacturers and chip vendors due to increased volumes.

          Operating Expenses

      Research and development. Research and development expenses increased $861,000, or 12% to $8.2 million for the year ended December 31, 2003, from $7.4 million for the year ended December 31, 2002. The increase was primarily due to increased headcount and salary increases for existing employees of $1.3 million, general overhead increases of approximately $336,000 offset by $830,000 in lower product development costs, which include product certification costs.

      Sales and marketing. Sales and marketing expenses increased $16.3 million or 50% to $49.0 million for the year ended December 31, 2003, from $32.6 million for the year ended December 31, 2002. This was primarily due to (i) $3.9 million in increased expenses related to the addition of sales and marketing personnel and salary increases for existing employees; (ii) increased sales volume, product promotion, advertising and outside technical support expenses of $9.8 million; and, (iii) freight out charges of $1.5 million. Furthermore, we incurred additional costs associated with entering new and expanding our presence in markets such as China, Italy, Japan, Spain and Sweden.

      General and administrative. General and administrative expenses increased $874,000, or 11% to $9.0 million for the year ended December 31, 2003, from $8.1 million for the year ended December 31, 2002. The increase was primarily attributable to an increase in cost associated with operating as a public company, including increased directors and officers insurance of $550,000 and professional services of $478,000, comprised of systems consulting, accounting and legal fees. This increase was offset by reduced payroll expenses of approximately $220,000 mainly as a result of lower bonus payments.

      Goodwill amortization. Goodwill amortization expense was zero for the year ended December 31, 2003 and 2002. There was no impairment charge that management believed necessary in the years ended December 31, 2002 and 2003.

      Amortization of deferred stock-based compensation. During the year ended December 31, 2003, we recorded amortization of deferred stock-based compensation of $128,000 in cost of revenue, $454,000 in research and development expenses, $715,000 in sales and marketing expenses, and $476,000 in general and administrative expenses. This compared to $144,000 in cost of revenue, $306,000 in research and development expenses, $346,000 in sales and marketing expenses and $867,000 in general and administrative expenses in the year ended December 31, 2002. The remaining balance of deferred stock-based compensation of $4.2 million will continue to be amortized on a straight line basis until 2007.

          Interest Income, Interest Expense and Other Income (Expense), Net

      The aggregate of interest income, interest expense, and other income (expense), net, decreased $544,000, to a net expense of $596,000 for the year ended December 31, 2003, from a net expense of $1.1 million for the year ended December 31, 2002. This decrease was attributable to increased interest income of $245,000 due to an increase in the average cash balance. Additionally, interest expense was reduced by $339,000 following the repayment of the Nortel Note.

          Extinguishment of Debt

      During the year ended December 31, 2003 we used $20.0 million of the initial public offering proceeds, to repay debt that had a carrying value of $14.1 million. The repayment of debt resulted in the recognition of an extinguishment of debt charge of $5.9 million in the third quarter of 2003 due to the acceleration of interest expense equal to the unamortized discounted balance at the date of repayment.

          Provision (Benefit) for Income Taxes

      We recorded a benefit for income taxes of $3.5 million for the year ended December 31, 2003, compared to a provision for income taxes of $1.3 million for the year ended December 31, 2002. This benefit was primarily due to the reversal of the valuation allowance against our deferred tax assets of $9.8 million recorded in the second quarter of 2003. The valuation allowance was reversed because we determined that it is more likely than not that certain future tax benefits will be realized. This benefit was partially offset by an increase in tax of $2.6 million for debt extinguishment, which is treated as a permanent non-deductible expense for tax purposes. The year ended December 31, 2002 included a benefit associated with the change to valuation allowance on deferred tax assets of $3.8 million, arising from, among other factors, the utilization of net operating loss tax carry forwards.

          Net Income

      Net income increased $5.0 million, to $13.1 million for the year ended December 31, 2003 from $8.1 million for the year ended December 31, 2002. This increase was due to an increase in gross profit of $23.6 million, a benefit in the income tax provision of $4.9 million, offset by a charge for the extinguishment of debt, related to a note payable to Nortel Networks, of $5.9 million and an increase in operating expenses of $18.2 million.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

          Net Revenue

      Net revenue increased $44.9 million, or 23%, to $237.3 million for the year ended December 31, 2002, from $192.4 million for the year ended December 31, 2001. This increase was primarily due to an increase in gross shipments associated with the introduction of new wireless LAN and broadband gateway products such as our 802.11b Wireless PC Card NIC and our Cable/ DSL Web Safe Gateway during 2002, partially offset by an increase in rebates and cooperative marketing costs of $9.2 million associated with increased retail product sales. Net revenue for years ended December 31, 2001 and 2002 was reduced for cooperative marketing expenses in the amount of $10.3 million and $15.4 million, respectively, deemed to be sales incentives under Emerging Issues Task Force Issue (“EITF”) 01-9. The adoption of EITF Issue 01-9 did not have an impact on net income because there was a corresponding reduction in sales and marketing expenses.

          Cost of Revenue and Gross Margin

      Cost of revenue increased $4.3 million, or 2%, to $177.1 million for the year ended December 31, 2002 from $172.8 million for the year ended December 31, 2001. However, our gross margin improved to 25.4% for the year ended December 31, 2002, from 10.2% for the year ended December 31, 2001. This improvement in gross margin was due primarily to operational efficiency programs we implemented that led to a reduction in both the average material cost per product and the level of price protection expenses paid to our channel partners. This improvement in gross margin was partially offset by an increase in air freight expenses.

          Operating Expenses

      Research and development. Research and development expenses increased $2.9 million, or 66%, to $7.4 million for the year ended December 31, 2002, from $4.4 million for the year ended December 31, 2001. This increase was primarily due to increased headcount and salary increases for existing employees of $1.8 million, an increase in costs associated with outsourced engineering of $1.3 million, and an increase in certification expenses paid to third parties of $440,000. These increases were offset by the absence in 2002 of a charge of $645,000 associated with the discontinuation of a product development project in 2001.

      Sales and marketing. Sales and marketing expenses increased $8.4 million, or 34%, to $32.6 million for the year ended December 31, 2002, from $24.3 million for the year ended December 31, 2001. This increase was primarily due to increased salary and related expenses for additional sales and marketing personnel and increased compensation for existing personnel of $4.8 million, and increased product promotion, advertising and outside technical support expenses of $3.6 million.

      General and administrative. General and administrative expenses increased $2.2 million, or 37%, to $8.1 million for the year ended December 31, 2002, from $5.9 million for the year ended December 31, 2001. This increase was primarily due to increased salary expenses of $1.6 million for additional employees and increased compensation expenses for existing personnel, and $285,000 related to depreciation expense and bad debt allowance.

      Goodwill amortization. Goodwill amortization expenses decreased to zero for the year ended December 31, 2002, from $335,000 for the year ended December 31, 2001 due to the discontinuation of goodwill amortization under SFAS 142 effective January 1, 2002.

      Amortization of deferred stock-based compensation. During the year ended December 31, 2002, we recorded amortization of deferred stock-based compensation in cost of revenue of $144,000, $306,000 in research and development expenses, $346,000 in sales and marketing expenses, and $867,000 in general and administrative expenses.

          Other Income (Expense), Net

      Other expense, net remained approximately the same at $1.1 million for both the year’s ended December 31, 2002 and 2001. During these periods, an increase in interest expense of $301,000 primarily due to imputed interest associated with the Nortel note payable offset by a reduction in foreign exchange losses of $470,000 due to a decline in the value of the Japanese yen and other foreign currencies as compared to the United States dollar.

          Provision for Income Taxes

      Provision for income taxes decreased by $1.7 million from $3.1 million for the year ended December 31, 2001 to $1.3 million for the year ended December 31, 2002. This decrease occurred because we were able to reduce taxable income by utilizing almost all of our approximately $7.7 million of federal net operating loss carry forwards.

          Net Income (Loss)

      Net income was $8.1 million in 2002 versus a net loss of $19.5 million in 2001. This improvement of $27.6 million was due to an increase in gross profit of $40.6 million, offset by an increase in operating expenses of $14.7 million. Net income was also higher in 2002 due to a reduction in provision for income taxes of $1.7 million.

Selected Quarterly Results

      The following tables set forth our unaudited consolidated results of operations for each of our last eight quarters in dollars and as a percentage of our net revenue. In the opinion of our management, this unaudited quarterly information has been prepared on a basis consistent with our audited financial statements and includes all adjustments, consisting of normal and recurring adjustments, that management considers necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future quarterly patterns or future patterns or results. This information should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K.

	Three Months Ended (unaudited)

	March 31,	June 30,	Sept 29,	Dec 31,	March 30,	June 29,	Sept 28,	Dec 31,
	2002	2002	2002	2002	2003	2003	2003	2003

	(in thousands, except per share data)
Net revenue	$45,528	$55,538	$64,362	$71,903	$67,706	$69,003	$75,785	$86,808

Cost of revenue:
Cost of revenue	34,685	41,326	48,188	52,773	49,246	49,889	54,691	61,506
Amortization (recovery) of deferred stock-based compensation	66	20	22	36	(11)	42	46	51

Total cost of revenue	34,751	41,346	48,210	52,809	49,235	49,931	54,737	61,557

Gross profit	10,777	14,192	16,152	19,094	18,471	19,072	21,048	25,251

Operating expenses:
Research and development	894	1,606	2,378	2,481	2,016	1,882	2,079	2,243
Sales and marketing	7,180	7,809	8,456	9,177	10,961	11,706	12,419	13,877
General and administrative	1,528	2,024	2,113	2,438	1,902	1,779	2,356	2,940
Amortization of deferred stock-based compensation:
Research and development	143	37	51	75	96	103	135	120
Sales and marketing	143	45	59	99	109	179	227	200
General and administrative	200	167	130	370	151	98	108	119

Total operating expenses	10,088	11,688	13,187	14,640	15,235	15,747	17,324	19,499

Income from operations	689	2,504	2,965	4,454	3,236	3,325	3,724	5,752
Extinguishment of debt	—	—	—	—	—	—	(5,868)	—
Other income (expense), net	(65)	(373)	(234)	(468)	(411)	(217)	(142)	174

Income (loss) before taxes	624	2,131	2,731	3,986	2,825	3,108	(2,286)	5,926
Provision for (benefit from) income taxes	87	299	385	562	1,213	(8,395)	1,664	1,994

Net income (loss)	537	1,832	2,346	3,424	1,612	11,503	(3,950)	3,932
Deemed dividend on Preferred Stock	(17,881)	—	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$(17,344)	$1,832	$2,346	$3,424	$1,612	$11,503	$(3,950)	$3,932

Net income (loss) per share attributable to common stockholders:
Basic	$(0.72)	$0.09	$0.12	$0.17	$0.08	$0.57	$(0.15)	$0.14
Diluted	$(0.72)	$0.09	$0.10	$0.15	$0.07	$0.48	$(0.15)	$0.12

	As a Percentage of Net Revenue

	March 31,	June 30,	Sept 29,	Dec 31,	March 30,	June 29,	Sept 28,	Dec 31,
	2002	2002	2002	2002	2003	2003	2003	2003

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Cost of revenue	76.2	74.4	74.9	73.4	72.7	72.3	72.2	70.9
Amortization (recovery) of deferred stock-based compensation	0.1	0.0	0.0	0.0	(0.0)	0.1	0.0	0.0

Total cost of revenue	76.3	74.4	74.9	73.4	72.7	72.4	72.2	70.9

Gross margin	23.7	25.6	25.1	26.6	27.3	27.6	27.8	29.1

Operating expenses:
Research and development	2.0	2.9	3.7	3.5	3.0	2.7	2.7	2.6
Sales and marketing	15.8	14.1	13.1	12.8	16.2	17.0	16.4	16.0
General and administrative	3.4	3.6	3.3	3.4	2.8	2.6	3.1	3.4
Goodwill amortization	—	—	—	—	—	—	—	—

Amortization of deferred stock-based compensation
Research and development	0.3	0.1	0.1	0.1	0.1	0.1	0.2	0.2
Sales and marketing	0.3	0.1	0.1	0.1	0.2	0.3	0.3	0.2
General and administrative	0.4	0.3	0.2	0.5	0.2	0.1	0.2	0.1
Total operating expenses	22.2	21.1	20.5	20.4	22.5	22.8	22.9	22.5

Income from operations	1.5	4.5	4.6	6.2	4.8	4.8	4.9	6.6
Extinguishment of debt	—	—	—	—	—	—	(7.8)	—
Other income (expense), net	(0.1)	(0.7)	(0.4)	(0.6)	(0.6)	(0.3)	(0.1)	0.2

Income (loss) before taxes	1.4	3.8	4.2	5.6	4.2	4.5	(3.0)	6.8
Provision for (benefit from) income taxes	0.2	0.5	0.6	0.8	1.8	(12.2)	2.2	2.3

Net income (loss)	1.2%	3.3%	3.6%	4.8%	2.4%	16.7%	(5.2)%	4.5%

      Our net revenue increased sequentially in each quarter between the quarter ended March 31, 2002 and the quarter ended December 31, 2003, except for the quarter ended March 30, 2003. The revenue growth was primarily due to the introduction of new products that gained rapid market acceptance, the addition of new retail outlets and increasing penetration of the EMEA market. The sequential decrease in revenue in the quarter ended March 30, 2003 was due to geo-political instability, timing of introduction of products by both us and our competitors, and traditional seasonal demand patterns.

      Our gross margin has increased sequentially in each quarter between the quarter ended March 31, 2002 and the quarter ended December 31, 2003, except for a slight decline in the quarter ended September 29, 2002. The increase in gross margin was primarily due to our ability to decrease product costs faster than the decline in average selling prices and the introduction of new products which often carry higher gross margins, partially offset by increases from inbound freight costs. The decrease in gross margin for the quarter ended September 29, 2002 was due primarily to increased cooperative marketing costs and price protection in that quarter.

      The amount of research and development expenses increased in the four quarters from the three months ended March 31, 2002, primarily due to additional headcount and salary increases for existing employees, as well as increases in payments to suppliers for design services and certification expenses paid to third parties. Research and development expenses declined slightly in the two quarters ended March 30, 2003 and June 29, 2003 due to reduced certification expenses and a reduction in payments to suppliers for design services. For the two quarters ended September 28, 2003 and December 31, 2003 the expenses again increased due to increased headcount and costs associated with the introduction of new products.

      The amount of sales and marketing expenses increased in each of the eight quarters starting with the quarter ended March 31, 2002, due to increased product promotion, advertising and outside service expenses associated with growth in revenues, an increase in salary expenses for additional sales and marketing personnel, and compensation expenses for existing personnel. Sales and marketing expenses grew as a percentage of net revenue in the quarter ended March 30 and June 29, 2003 due to increases in headcount and technical support relating to geographic expansion as well as the timing and channel mix of marketing expenditures.

      The amount of general and administrative expenses have remained relatively constant during the quarters indicated above with a slight increase in recent quarters due to additional headcount and the associated costs that the company has to bear with becoming public.

Liquidity and Capital Resources

      As of December 31, 2003 we had cash, cash equivalents and short-term investments totaling $73.6 million. Short-term investments accounted for $12.4 million of this balance.

      Our cash and cash equivalents balance increased from $19.9 million as of December 31, 2002 to $61.2 million as of December 31, 2003. Operating activities during the year ended December 31, 2003 used $26.4 million, primarily for working capital to support the increase in our net revenue. Investing activities during the year ended December 31, 2003 used $14.9 million for the purchase of short-term investments and property and equipment. During the year ended December 31, 2003, financing activities provided $82.6 million, primarily resulting from the issuance of common stock in our initial public offering, partially offset by the repayment of a line of credit and the Nortel Note.

      Our days sales outstanding increased from 55 days as of December 31, 2002 to 81 days as of December 31, 2003. This increase was attributable primarily to channel mix in the fourth quarter of 2003 moving more towards retail, which generally has longer payment terms.

      Our accounts payable and payable to related parties, in aggregate, increased from $24.3 million at December 31, 2002 to $30.9 million at December 31, 2003. The increase of $6.6 million is due to the timing of inventory receipts. The shift of amounts payable between related party and third party accounts payable of approximately $7.3 million is due to the diversification of our contracting manufacturing base to more vendors.

      Inventory grew by $14.5 million from $24.8 million at December 31, 2002 to $39.3 million at December 31, 2003, to support increased product shipments to customers. The primary areas of growth were approximately, finished goods at $6.7 million, and in-transit inventory at $7.3 million. In the quarter ended December 31, 2003 we experienced inventory turns of approximately 6.3 times, down from approximately 8.5 times in the quarter ended December 31, 2002.

      Our cash balance increased from $9.2 million as of December 31, 2001 to $19.9 million as of December 31, 2002. Operating activities during 2002 provided cash of $15.2 million primarily from net income of $8.1 million, non-cash items of $4.2 million and contribution from working capital of $2.8 million. This increase was attributable primarily to an increase in the amount of our net revenues occurring during the last month of the quarter ended December 31, 2002 compared to the last month of the quarter ended December 31, 2001. Investing activities for this period used $3.2 million due to purchases of property and equipment. Financing activities for this period used cash of $1.2 million due to issuance costs of $1.2 million associated with the repurchase of our Series A preferred stock offset by proceeds from the issuance of our Series C preferred stock.

      We have a revolving line of credit agreement with Comerica Bank-California that provides for a maximum line of credit of $20.0 million, which includes direct loans, letters of credit, foreign exchange contracts, and corporate credit cards. Availability under this line of credit is based on a formula of eligible accounts receivable balances. Direct borrowings bear interest at the bank’s prime rate plus 75 basis points. Borrowings are collateralized by all of our assets. The credit line contains covenants, including but not limited to certain financial covenants based on earnings before interest, taxes, depreciation and amortization, or EBITDA, and tangible net worth, and does not allow for declaration of dividends. We are not required to maintain compensating balances, however, we are required to pay a fee of 0.25% per annum on the unused portion of the total facility and 1.50% per annum for letters of credit. During 2002 we borrowed amounts under this line of credit for working capital purposes. As of December 31, 2003, all amounts borrowed under this credit line had been repaid, but letters of credit in the aggregate amount of $350,000 were outstanding, leaving approximately $19.6 million available for borrowing under this line of credit.

      Based on our current plans and market conditions, we believe that our existing cash and our credit facility will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In addition, as we continue to expand our product offerings, channels and geographic presence, we may require additional working capital. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Backlog

      As of December 31, 2003, we had a backlog of approximately $11.5 million compared to approximately $9.9 million as of December 31, 2002. Our backlog consists of products for which customer purchase orders have been received and which are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with little or no penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net sales for any succeeding period.

Contractual Obligations and Off-Balance Sheet Arrangements

      The following table describes our commitments to settle contractual obligations and our off-balance sheet arrangements in cash as of December 31, 2003.

	Payments Due By Period

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total

	(in thousands)
Operating leases	$1,033	$179	—	—	$1,212
Non-cancelable purchase obligations	27,528	—			27,528

	$28,561	$179	—	—	$28,740

      We lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2006. Rent expense was $1.2 million for the year ended December 31, 2001, $959,000 for the year ended December 31, 2002 and $1.1 million for the year ended December 31, 2003. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

      We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancellable by giving notice 31-45 days prior to the expected shipment date. Orders are not cancellable within 30 days prior to the expected shipment date. At December 31, 2003, we had approximately $27.5 million in non-cancelable purchase commitments with suppliers.

International Restructuring

      By the end of 2004, we plan to reorganize our foreign subsidiaries and entities to manage and optimize our international operations. This project will require us to form and develop new corporate entities and implement intercompany charging structures in our sales order, purchase order, inventory, accounts receiva-

ble, accounts payable and other modules. We plan to reconfigure our management information systems in order to support these new foreign and other corporate entities. As part of the restructuring, we

30.1

a number amend many of our customer and supplier agreements, which will require the consent of our third-party customers and suppliers. The restructuring will require substantial efforts by our staff as we modify our organizational structure and add personnel to support new business processes and reporting between us and these new entities. Therefore, the restructuring will result in increased staffing requirements and related expenses. In addition, we may be able to implement successfully the changes required to support and obtain the benefits of the new structure. We cannot assure you that the restructuring will not cause unanticipated interruptions to our business operations that result in loss or delay in revenue causing a material adverse effect on our financial results. Failure to successfully execute the restructuring or other factors outside our control could negatively impact our timing and extent of any benefit we receive from the restructuring. See “Risk Factors — We intend to implement an international restructuring which may strain our resources and increase our operating expenses.”

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements including those related to sales returns and allowances; bad debt; inventory reserves; vendor rebates and deferred taxes. We base our estimates on historical experience, underlying run rates and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

      Revenue from product sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for our international customers, title passes upon delivery to the port of destination and for select retailers in the United States to whom we sell directly title passes upon their receipt of product. At the end of each quarter, we estimate and defer revenue related to the product that is in-transit to international customers and retail customers in the United States that purchase direct from us based upon title passage. We use an estimated number of days based on historical transit periods for different geographies to estimate the amount of revenue to be deferred. In addition, we monitor distributor and reseller channel inventory levels to identify any excess inventory in the channel that may be subject to stock rotation rights for US customers only. Gross revenue is reduced for estimated returns for stock rotation and warranty, price protection programs, customer rebates and cooperative marketing expenses deemed to be a sales incentive under Emerging Issues Task Force, or EITF, Issue 01-9, to derive net revenue.

      At the time of each sales transaction, we assess whether collection of the receivable is reasonably assured. We assess collectibility and creditworthiness of our customer’s based on a number of factors, including past transaction history; independent reports from recognized credit rating bureaus, financial statements of the customer and where appropriate, interviews and discussions held with senior financial management of the customer. We do not request collateral from our customers. If we determine that collection is not reasonably assured, we defer revenue until receipt of cash.

      Material differences may result in the amount and timing of our revenue for any period if our management made different judgments and estimates.

      Prior to January 1, 2001, revenue on shipments to domestic distributors was deferred until resale to end-users because we could not reasonably estimate the amount of future returns. Revenue on all shipments to international distributors was recognized upon cash collection, as the company had not established a history of collection with foreign distributors. In 2001, we determined that we had accumulated sufficient historical evidence with respect to returns and cash collections with our distributors to enable us to make reasonable estimates for all shipments on or after January 1, 2001.

Allowances for Returns due to Stock Rotation and Warranty, Price Protection Programs, Other Sales Incentives and Doubtful Accounts

      Management makes estimates of potential future product returns, price protection claims and other sales incentives related to current period revenue. Such estimates are based on historical returns or claims rates, channel inventory levels, current economic trends and changes in customer demand and acceptance of our products. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments and estimates.

      We evaluate our ability to collect our receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we record a specific allowance for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record allowance for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

      As of December 31, 2003, we have provided allowances for a total of $1.3 million for doubtful accounts, $2.6 million for price protection, and $4.8 million for sales returns. After applying these allowances to our gross accounts receivable balance of $83.6 million, we had $74.9 million in net accounts receivable outstanding as of December 31, 2003.

Valuation of Inventory

      We value our inventory at the lower of cost or market, cost being determined using the first-in, first-out method. We continually assess the value of our inventory and will periodically write down its value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. On a quarterly basis, we review inventory quantities on hand and on order, under non-cancelable purchase commitments, in comparison to our estimated forecast of product demand for the next nine months. As demonstrated during 2001, 2002 and 2003 demand for our products can fluctuate significantly. If actual demand is lower than our forecasted demand we could be required to record additional inventory write-downs, which would have a negative effect on our gross margin.

Income Taxes

      As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

      Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of December 31, 2001 and 2002, because, based on the available evidence, we believed at that time it was more likely than not that we would not be able to utilize all of our deferred tax assets in the future. During the year ended December 31, 2003 we reversed $9.8 million from the valuation allowance because in management’s judgment it is more likely than not that such assets will be realized in the future.

     Stock-based Compensation

      Our stock-based employee compensation plans are described more fully in Note 10 to the consolidated financial statements. We account for those plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25 and related interpretations. We amortize stock-based compensation using the straight-line method over the vesting periods of the related options, which are generally four years.

      We have recorded deferred stock-based compensation representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value of our common stock based upon several factors, including a valuation report from an independent appraiser, trends in the broad market for technology stocks and the expected valuation we would obtain in an initial public offering. We recorded deferred stock-based compensation of $6.7 million and $1.0 million for stock options granted to employees during the years ended December 31, 2002, and 2003, respectively. We amortized $1.7 million and $1.8 million of this amount in the years ended December 31, 2002 and 2003, respectively. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, materially different amounts of stock-based compensation could have been reported.

      Pro forma information regarding net income (loss) and net income (loss) per share is required in order to show our net income (loss) as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note 1 to our consolidated financial statements. The fair value of options and shares issued pursuant to our option plans at the grant date were estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates experienced by comparable public companies. Because our employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

      The effects of applying pro forma disclosures of net income (loss) and net income (loss) per share are not likely to be representative of the pro forma effects on net income and earnings per share in the future years for the following reasons: (1) the number of future shares to be issued under these plans is not known and (2) the assumptions used to determine the fair value can vary significantly.

Quantitative and Qualitative Disclosure About Market Risk

      We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year.

      We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and/or result in operating losses.

Recent Accounting Pronouncements

      In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue 00-21 applies to revenue arrangements entered into in reporting periods beginning after June 15, 2003.

The adoption of EITF Issue 00-21 did not have a material impact on the financial position, results of operations or cash flows of the company.

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Interpretation number 46, “Consolidation of variable interest entities, and interpretation of ARB Opinion No. 51 (“FIN 46R”).” FIN 46R clarifies the application of ARB 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIE’s”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

      Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of the interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003.

      Among the scope expectations, companies are not required to apply FIN 46R to an entity that meets the criteria to be considered a “business” as defined in the interpretation unless one or more of four named conditions exist. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. The company does not have any interests in VIE’s and the adoption of FIN 46R is not expected to have a material impact on the company’s financial position, results of operations or cash flows.

Risk Factors Affecting Future Results

      The risks described below are not the only ones we face. Additional risks not presently know to us or that we currently believe are not material may also impair our business operations.

Risks Related to Our Business and Industry

We expect our operating results to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

      Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in this risk factors section of this Form 10-K and others such as:

•	changes in the pricing policies of or the introduction of new products or product enhancements by us or our competitors;

•	changes in the terms of our contracts with customers or suppliers;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channel and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	our inability to accurately forecast our contract manufacturing needs;

•	delays in the introduction of new or enhanced products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty returns or allowance for doubtful accounts;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter; and

•	seasonal patterns of higher sales during the second half of our fiscal year, particularly retail-related sales in our fourth quarter.

      As a result, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. In addition, our future operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly.

Our future success is dependent on the acceptance of networking products in the small business and home markets into which we sell substantially all of our products. If the acceptance of networking products in these markets does not continue to grow, we will be unable to increase or sustain our net revenue, and our business will be severely harmed.

      We believe that growth in the small business market will depend, in significant part, on the growth of the number of personal computers purchased by these end users and the demand for sharing data intensive applications, such as large graphic files. We believe that acceptance of networking products in the home will depend upon the availability of affordable broadband Internet access and increased demand for wireless products. Unless these markets continue to grow, our business will be unable to expand, which could cause the value of your investment to decline. Moreover, if networking functions are integrated more directly into personal computers and other Internet-enabled devices, such as electronic games or personal video recorders, and these devices do not rely upon external network-enabling devices, sales of our products could suffer. In addition, if the small business or home markets experience a recession or other cyclical effects that diminish or delay networking expenditures, our business growth and profits would be severely limited, and our business could be more severely harmed than those companies that primarily sell to large business customers.

Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our advertising expenditures or other expenses, which could result in reduced margins and loss of market share.

      We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. Our principal competitors in the small business market include 3Com Corporation, Allied Telesyn International, Dell Computer Corporation, D-Link Systems, Inc., Hewlett-Packard Company, The Linksys division of Cisco Systems and Nortel Networks. Our principal competitors in the home market include Belkin Corporation, D-Link, The Linksys division of Cisco Systems and Microsoft Corporation. Other current and potential competitors include numerous local vendors such as Corega International SA and Melco, Inc./ Buffalo Technology in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products.

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

      Our products typically experience price erosion, a fairly rapid reduction in the average selling prices over their respective sales cycles. In order to sell products that have a falling average selling price and maintain margins at the same time, we need to continually reduce product and manufacturing costs. To manage manufacturing costs, we must collaborate with our third-party manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully manage the price paid for components used in our products. We must also successfully manage our freight and inventory costs to reduce overall product costs. We also need to continually introduce new products with higher sales prices and gross margins in order to maintain our overall gross margins. If we are unable to manage the cost of older products or successfully introduce new products with higher gross margins, our net revenue and overall gross margin would likely decline.

If we fail to continue to introduce new products and product enhancements that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net revenue and gross margins.

      We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance in the small business and home markets. Our future success will depend in large part upon our ability to identify demand trends in the small business and home markets and quickly develop, manufacture and sell products that satisfy these demands in a cost effective manner. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

      We have experienced delays in releasing new products and product enhancements in the past, which resulted in lower quarterly net revenue than expected. For example, in 2000, we introduced a proprietary wireless networking solution. Later, we decided to re-design our products to be compliant with the 802.11 standard promulgated by the Institute of Electrical and Electronic Engineers. As a result, we introduced our wireless local area networking, or LAN, 802.11b products in the first quarter of 2001, six months behind some of our competitors. In addition, we have experienced unanticipated delays in product introductions beyond announced release dates. Any future delays in product development and introduction could result in:

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

We rely on a limited number of wholesale distributors and direct customers for most of our sales, and if they refuse to pay our requested prices or reduce their level of purchases, our net revenue could decline.

      We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During 2003, sales to Ingram Micro and its affiliates accounted for 31% of our net revenue and sales to Tech Data and its affiliates accounted for 15% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

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

      All of our products are manufactured, assembled, tested and packaged by a limited number of original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs. Substantially all of our products are manufactured by Ambit Microsystems, Cameo Communications Corporation, Delta Networks, Inc., SerComm Corporation and Z-Com, Inc. We rely on our contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer. We do not have any long-term contracts with any of our third-party contract manufacturers. Some of these third-party contract manufacturers produce products for our competitors. The loss of the services of any of our primary third-party contract manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.

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

      We provide our third-party contract manufacturers with a rolling forecast of demand, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as local access network repeaters, switching fabric chips, physical layer transceivers, connector jacks and metal and plastic enclosures. If our forecasts are less than our actual requirements, our contract manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our contract manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our contract manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an over supply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur.

If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell our products and our operating expenses could increase.

      We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. The transportation network is subject to disruption from a variety of causes, including labor disputes or port strikes, acts of war or terrorism and natural disasters. For example, in September 2002, a major strike disrupted ports on the West Coast, which halted the transportation of our product shipments, resulting in our inability to meet some customer orders in a timely manner. Labor disputes among freight carriers are common, especially in EMEA, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. Since September 11, 2001, the rate of inspection of international freight by governmental entities has substantially increased, and has become increasingly unpredictable. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue. In addition, if the recent increases in fuel prices were to continue, our transportation costs would likely further increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using air freight to meet unexpected spikes in demand or to bring new product introductions to market quickly. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

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

      We rely on third parties to obtain non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of our products. Because the intellectual property we license is available from third parties, barriers to entry may be lower than if we owned exclusive rights to the technology we license and use. On the other hand, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third-party technology providers, our ability to develop and sell products containing that technology would be severely limited. Our licenses often require royalty payments or other consideration to third parties. Our success will depend in part on our continued ability to have access to these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially acceptable terms or at all. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This would limit and delay our ability to offer competitive products and increase our costs of production. As a result, our margins, market share, and operating results could be significantly harmed.

If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.

      We rely upon third parties for a substantial portion of the intellectual property we use in our products. At the same time, we rely on a combination of copyright, trademark, patent and trade secret laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our intellectual proprietary rights. Despite efforts to protect our intellectual property, unauthorized third parties may attempt to design around, copy aspects of our product design or obtain and use technology or other intellectual property associated with our products. For example, one of our primary intellectual property assets is the NETGEAR name, trademark and logo. We may be unable to stop third parties from adopting similar names, trademarks and logos, especially in those international markets where our intellectual property rights may be less protected. Furthermore, our competitors may independently develop similar technology or design around intellectual property. Our inability to secure and protect our intellectual property rights could significantly harm our brand and business, operating results and financial condition.

We could become subject to litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

      The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. Although there is currently no intellectual property litigation pending against us, we could become subject to lawsuits in the future and be forced to defend against claims brought by third parties who allege infringement of their intellectual property rights. These include third parties who claim to own patents or other intellectual property that cover industry standards that our products comply with. From time to time we are contacted by third parties that allege we are wrongfully using their intellectual property. For example, we have been contacted by Cactus Services, Inc., CSIRO, ipValue, Motorola, Network-1 Security Solutions and Vertical Networks, each of which is seeking royalties or compensation from us for alleged intellectual property infringement. Several of the parties claim that we need to acquire a license because our products allegedly infringe on their intellectual property by virtue of the fact that our products comply with various industry-wide standards. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third-party could initiate litigation against us, which could divert management attention, be costly to defend, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of which are potential competitors, may initiate litigation against our manufacturers, suppliers or members of our sales channel, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and if we are unable to obtain licenses or to independently develop alternative technology on a timely basis, we may be subject to an indemnification obligation or unable to offer competitive products, and be subject to increased expenses. As a result, our business, operating results and financial condition could be significantly harmed.

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, suffer damage to our brand and reputation, and be subject to product liability or other claims.

      Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. For example, in the quarter ended September 29, 2002, we recalled some of our 48 port 10/100 Mbps Ethernet switches due to an intermittent connectivity issue with a connector. Some errors and defects may be discovered only after a product has been installed and used by the end user. If our products contain defects or errors, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. In addition, our reputation and brand could be damaged, and we could face legal claims regarding our products. A successful product liability or other claim could result in negative publicity and further harm our reputation, result in unexpected expenses and adversely impact our operating results.

We intend to implement an international restructuring, which may strain our resources and increase our operating expenses.

      By the end of 2004, we plan to reorganize our foreign subsidiaries and entities to manage and optimize our international operations. Our implementation of this project will require substantial efforts by our staff and could result in increased staffing requirements and related expenses. Failure to successfully execute the restructuring or other factors outside of our control could negatively impact the timing and extent of any benefit we receive from the restructuring. The restructuring will also require us to amend a number of our customer and supplier agreements, which will require the consent of our third-party customers and suppliers. In addition, there could be unanticipated interruptions in our business operations as a result of implementing these changes that could result in loss or delay in revenue causing an adverse effect on our financial results.

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

      International sales comprise a significant amount of our overall net revenue. International sales were 37% in each of 2001 and 2002 and 42% in 2003. We anticipate that international sales may grow as a percentage of net revenue. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International sales are subject to a number of risks. For example, we recognize revenue from our international sales when our products reach the country of destination. As a result, if these products are delayed in transit, we are unable to recognize revenue.

      International operations are subject to a number of other risks, including:

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

      We currently do not engage in any currency hedging transactions. Except for sales to Japan and Singapore, our international sales are currently invoiced in United States dollars. Nonetheless, as we expand our international operations, we are exploring the option of allowing both invoicing and payment in additional foreign currencies and our exposure to losses in foreign currency transactions may increase. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declined in value relative to a local currency, we could be required to pay more for our expenditures in that market, including salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, we may lose customers if exchange rate fluctuations, currency devaluations or economic crises increase the local currency price of our products or reduce our customers’ ability to purchase products.

If we lose the services of our Chairman and Chief Executive Officer, Patrick C.S. Lo, or our other key personnel, we may not be able to execute our business strategy effectively.

      Our future success depends in large part upon the continued services of our key technical, sales, marketing and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. All of our executive officers or key employees are at will employees, and we do not maintain any key person life insurance policies. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of the small business and home markets.

Natural disasters, mischievous actions or terrorist attacks could delay our ability to receive or ship our products, or otherwise disrupt our business.

      Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California, regions known for seismic activity. In addition, substantially all of our manufacturing occurs in a geographically concentrated area in mainland China, where disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to disruptive hacker attacks or other disruptions, our business could suffer. We have not established a formal disaster recovery plan. Our back-up operations may be inadequate and our business interruption insurance may not be enough to compensate us for any losses that may occur. A significant business interruption could result in losses or damages and harm our business. For example, much of our order fulfillment process is automated and the order information is stored on our servers. If our computer systems and servers go down even for a short period at the end of a fiscal quarter, our ability to recognize revenue would be delayed until we were again able to process and ship our orders, which could cause our stock price to decline significantly.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

      With the current uncertainty about economic conditions in the United States, there has been significant volatility in the market price and trading volume of securities of technology and other companies, which may be unrelated to the financial performance of these companies. These broad market fluctuations may negatively affect the market price of our common stock.

      Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;

•	actual or anticipated changes in our growth rates or our competitors’ growth rates;

•	conditions in the financial markets in general or changes in general economic conditions;

•	our ability to raise additional capital; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

The large number of shares eligible for public sale could cause our stock price to decline.

      A small number of stockholders own a substantial number of shares of our stock. Many of our largest holders will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Moreover, substantially all of the common stock issued upon exercise of options under our stock option plans and employee stock purchase plan can be freely sold in the public market. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions and may result in a lower trading price for our stock than if ownership of our stock was less concentrated.

      Our executive officers, directors and principal stockholders beneficially own, in total, approximately 63.3% of our outstanding common stock. As a result, these stockholders, acting together, could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders. For example, our officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Some provisions of our charter and by-laws may delay or prevent transactions that many stockholders may favor, and may have the effect of entrenching management.

      Some provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•	authorization of the issuance of “blank check” preferred stock without the need for stockholder approval;

•	elimination of the ability of stockholders to call special meetings of stockholders or act by written consent; and

•	advance notice requirements for proposing matters that can be acted on by stockholders at stockholder meetings.

      In addition, some provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us. Such provisions of Delaware law and the provisions of our certificate of incorporation may have the effect of entrenching management by making it more difficult to remove directors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year.

      We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and/or result in operating losses.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of NETGEAR, Inc.

      In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of NETGEAR, Inc. and its subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the accompanying consolidated financial statements, in 2002 NETGEAR, Inc. changed its method of accounting for goodwill.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 23, 2004

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31,

	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$19,880	$61,215
Short-term investments	—	12,390
Accounts receivable, net	42,492	74,866
Inventories	24,774	39,266
Deferred income taxes	—	9,056
Prepaid expenses and other current assets	3,003	4,169

Total current assets	90,149	200,962
Property and equipment, net	3,144	3,626
Goodwill	558	558

Total assets	$93,851	$205,146

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$10,628	$24,480
Payable to related parties	13,687	6,412
Accrued employee compensation	3,375	3,871
Other accrued liabilities	29,419	31,299
Deferred revenue	5,059	2,380
Income taxes payable	934	1,765
Note payable to Nortel Networks	13,294	—

Total current liabilities	76,396	70,207

Commitments (Note 7)
Redeemable convertible preferred stock: $0.001 par value; shares authorized, 40,508,038 in 2002 and none in 2003
Series A, shares designated: 26,250,000 in 2002, none in 2003; shares issued and outstanding: 5,976,082 in 2002 and none in 2003	6,630	—
Series B, shares designated: 3,320,538 in 2002, none in 2003; shares issued and outstanding: 3,320,537 in 2002 and none in 2003	14,955	—
Series C, shares designated: 10,937,500 in 2002, none in 2003; shares issued and outstanding: 10,937,406 in 2002 and none in 2003	26,467	—

	48,052	—

Stockholders’ equity (deficit):
Preferred Stock: $0.001 par value; shares authorized, none in 2002 and 5,000,000 in 2003; none in 2002; none outstanding in 2002 or 2003	—	—
Common stock: $0.001 par value; shares authorized, 63,656,250 in 2002, and 200,000,000 in 2003;
Shares issued and outstanding: none in 2002 and 28,618,969 in 2003	—	28
Additional paid-in capital	12,810	164,459
Deferred stock-based compensation	(4,997)	(4,248)
Cumulative other comprehensive income	—	13
Accumulated deficit	(38,410)	(25,313)

Total stockholders’ equity (deficit)	(30,597)	134,939

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$93,851	$205,146

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,

	2001	2002	2003

Net revenue	$192,440	$237,331	$299,302

Cost of revenue:
Cost of revenue	172,795	176,972	215,332
Amortization of deferred stock-based compensation	—	144	128

Total cost of revenue	172,795	177,116	215,460

Gross profit	19,645	60,215	83,842

Operating expenses:
Research and development	4,432	7,359	8,220
Sales and marketing	24,267	32,622	48,963
General and administrative	5,914	8,103	8,977
Goodwill amortization	335	—	—
Amortization of deferred stock-based compensation:
Research and development	—	306	454
Sales and marketing	—	346	715
General and administrative	—	867	476

Total operating expenses	34,948	49,603	67,805

Income (loss) from operations	(15,303)	10,612	16,037
Interest income	308	119	364
Interest expense	(939)	(1,240)	(901)
Extinguishment of debt	—	—	(5,868)
Other expenses, net	(478)	(19)	(59)

Income (loss) before taxes	(16,412)	9,472	9,573
Provision for (benefit from) income taxes	3,072	1,333	(3,524)

Net income (loss)	(19,484)	8,139	13,097
Deemed dividend on Preferred Stock	—	(17,881)	—

Net income (loss) attributable to common stockholders	$(19,484)	$(9,742)	$13,097

Net income (loss) per share attributable to common stockholders (Note 4):
Basic	$(0.66)	$(0.46)	$0.55

Diluted	$(0.66)	$(0.46)	$0.49

Weighted average shares outstanding
Used to compute net income (loss) per share:
Basic	29,571	21,181	23,653

Diluted	29,571	21,181	26,800

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2001, 2002 and 2003
(In thousands, except share data)

					Cumulative		Total
	Common Stock		Additional	Deferred	Other		Stockholders’
			Paid-In	Stock-based	Comprehensive	Accumulated	Equity	Comprehensive
	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit)	Income (loss)

Balance at January 1, 2001	—	$—	$2,601	$—	$—	$(9,184)	$(6,583)	$(9,184)
Net loss	—	—	—	—	—	(19,484)	(19,484)	(19,484)

Balance at December 31, 2001	—	—	2,601	—	—	(28,668)	(26,067)	(28,668)
Forgiveness of payable by Nortel Networks	—	—	2,927	—	—	—	2,927	—
Deferred stock-based compensation	—	—	6,660	(6,660)	—	—	—	—
Amortization of deferred stock-based compensation		—	—	1,663	—	—	1,663	—
Deemed dividend related to repurchase of Series A Preferred Stock and issuance of Series C Preferred Stock	—	—	—	—	—	(17,881)	(17,881)	(17,881)
Issuance of common stock warrant in connection with issuance of Series C Preferred Stock	—	—	622	—	—	—	622	—
Net income	—	—	—	—	—	8,139	8,139	8,139

Balance at December 31, 2002	—	—	12,810	(4,997)	—	(38,410)	(30,597)	(38,410)
Deferred stock-based compensation	—	—	1,024	(1,024)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,773	—	—	1,773	—
Conversion of Preferred Stock into common stock	20,228,480	20	48,019	—	—	—	48,039	—
Issuance of common stock in IPO (net of issuance costs of $2,999)	8,050,000	8	101,801	—	—	—	101,809	—
Exercise of common stock warrants	218,750	—	283	—	—	—	283	—
Repurchase of common stock	(20,157)	—	(283)	—	—	—	(283)	—
Exercise of common stock options	141,896	—	805	—	—	—	805	—
Unrealized gain on short-term investments	—	—	—	—	13	—	13	13
Net income	—	—	—	—	—	13,097	13,097	13,097

Balance at December 31, 2003	28,618,969	$28	$164,459	$(4,248)	$13	$(25,313)	$134,939	$(25,300)

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2001	2002	2003

Cash flows from operating activities:
Net income (loss)	$(19,484)	$8,139	$13,097
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	898	1,354	2,007
Goodwill amortization	335	—	—
Amortization of deferred stock-based compensation	—	1,663	1,773
Deferred income taxes	3,472	—	(9,056)
Accretion of note payable to Nortel Networks	—	1,220	838
Extinguishment of debt charge	—	—	5,868
Changes in assets and liabilities:
Accounts receivable	14,400	(23,740)	(32,374)
Inventories	31,259	6,482	(14,492)
Prepaid expenses and other current assets	(459)	(1,093)	(1,166)
Accounts payable	(7,402)	(1,301)	13,852
Payable to related parties	2,362	1,109	(7,275)
Accrued employee compensation	(463)	2,404	496
Other accrued liabilities	7,302	14,674	1,880
Deferred revenue	(27,286)	4,693	(2,679)
Income tax payable	(1,107)	(441)	831

Net cash provided by (used in) operating activities	3,827	15,163	(26,400)

Cash flows from investing activities:
Purchase of short-term investments	—	—	(12,377)
Purchase of property and equipment	(1,122)	(3,224)	(2,489)

Net cash used in investing activities	(1,122)	(3,224)	(14,866)

Cash flows from financing activities:
Borrowing under line of credit	12,042	47,473	17,000
Repayments under line of credit	(12,042)	(47,473)	(17,000)
Repayment of note payable to Nortel Networks	—	—	(20,000)
Issuance of common stock in IPO	—	—	101,809
Proceeds from issuance of Series C Preferred Stock	—	4,700	—
Series C Preferred Stock issuance costs	—	(1,211)	—
Repurchase of Series A Preferred Stock	—	(4,700)	(13)
Proceeds from exercise of stock options	—	—	805

Net cash provided by (used in) financing activities	—	(1,211)	82,601

Net increase in cash and cash equivalents	2,705	10,728	41,335
Cash and cash equivalents at beginning of year	6,447	9,152	19,880

Cash and cash equivalents at end of year	$9,152	$19,880	$61,215

Supplemental cash flow information:
Cash paid for income taxes	$425	$1,903	$4,840

Cash paid for interest	$939	$18	$67

Supplemental schedule of noncash investing and financing:
Conversion of Preferred Stock to common stock	$—	$—	$48,039

Cashless exercise of warrants and net common stock issued	$—	$—	$283

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies:

The Company

      NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company designs, develops and markets networking products that address the specific needs of small businesses and homes, enabling customers to share Internet access, peripherals, files and digital content and applications among multiple personal computers. The Company’s products include Ethernet networking products, broadband products and wireless networking products that are sold through traditional retailers, on-line retailers, direct marketing resellers, or DMRs, value added resellers, or VARs, and broadband service providers.

      The Company was a wholly owned subsidiary of Nortel Networks NA Inc. (“Nortel Networks”) until March 2000. In March 2000, the Company sold Series B redeemable convertible preferred stock (“Preferred Stock”) to a third-party investor, thereby diluting Nortel Networks’ ownership in the Company. In September 2000, Nortel Networks sold a portion of its ownership in the Company to additional third-party investors, further diluting its ownership interest in the Company. In February 2002, the Company sold Series C Preferred Stock to third-party investors, and Nortel Networks sold to the Company its remaining ownership interest in the Company. See Note 8 for description of the change in capital structure of the Company.

      On July 31, 2003, the Company completed its initial public offering, selling 8,050,000 shares of common stock (which included an underwriters’ overallotment of 1,050,000 shares) resulting in net proceeds to the Company of $101.8 million (after underwriters’ discount of $7.9 million and related offering expenses of $3.0 million). During the third quarter of 2003 the Company used $20.0 million of the proceeds to repay debt to Nortel Networks that had a carrying value of $14.1 million. The repayment of debt resulted in the recognition of an extinguishment of debt charge of $5.9 million in the third quarter of 2003 due to the acceleration of interest expense equal to the unamortized discount balance at the date of repayment. The Company also used an additional $17.0 million of the proceeds to repay debt on amounts drawn on its bank line of credit.

      Immediately prior to its initial public offering, the Company effected a split of its outstanding common stock of 1.75 shares for each share outstanding. All shares and per share calculations included in the accompanying consolidated financial statements of NETGEAR have been adjusted to reflect this split.

Basis of presentation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation of these subsidiaries.

Fiscal periods

      The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. Effective January 1, 2002, the Company began reporting its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarter ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

      The Company considers all highly liquid investments with an original maturity, or a remaining maturity at the time of purchase, of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

Short-term investments

      Short-term investments comprise of marketable securities that consist of government securities with an original maturity or a remaining maturity at the time of purchase, of greater than three months and less than twelve months. All marketable securities are held in the Company’s name and are held primarily with one high quality banking institution. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. All of the Company’s marketable securities are classified as available-for-sale securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Investments in Debt and Equity Securities” and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity.

Certain risks and uncertainties

      The Company’s products and services are concentrated in a single segment in the networking industry, which is characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. The success of the Company depends on management’s ability to anticipate and/or to respond quickly and adequately to technological developments in its industry, changes in customer requirements or changes in regulatory requirements or industry standards. Any significant delays in the development or introduction of products or services could have a material adverse effect on the Company’s business and operating results.

      The Company relies on a limited number of third parties to manufacture all of its products. If any of the Company’s third party manufacturers cannot or will not manufacture its products in required volumes, on a cost-effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity. Any interruption or delay in manufacturing could have a material adverse effect on the Company’s business and operating results.

Concentration of credit risk

      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company believes that there is minimal credit risk associated with the investment of its cash and cash equivalents and short-term investment, due to the high quality banking institutions in which its investments are deposited and the restrictions placed on the type of investment that can be entered into under the Company’s investment policy.

      The Company’s accounts receivable are derived from revenue earned from customers located in the United States, and at numerous international locations around the world. The Company’s customers are primarily distributors, retailers and broadband service providers who sell the product to a large group of end users. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the estimated rates for failure to pay by customers.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the balances from customers in excess of 10% of the total accounts receivable as of December 31, 2002 and 2003.

	December 31,

	2002	2003

Company A	30%	40%
Company B	16%	10%
Company C	—	15%

Fair value of financial instruments

      The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued employee compensation and other accrued liabilities approximate their fair values due to their short maturities. See Note 2 for fair value of short-term investments.

Inventories

      Inventories consist primarily of finished goods which are valued at the lower of cost or market, cost being determined using the first-in, first-out method.

Property and equipment

      Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	2-3 years
Furniture and fixtures	5 years
Software	2-5 years
Machinery and equipment	1-3 years
Leasehold improvements	Shorter of the lease term or 5 years

      The Company accounts for impairment of property and equipment in accordance with SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internally and externally, that may suggest impairment. The Company did not recognize impairment charges in any of the periods presented.

Goodwill

      In 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the performance of an annual impairment test. As a result, a total of approximately $558,000 of goodwill will no longer be amortized. The standard also requires that goodwill be allocated to a company’s reporting units for purposes of impairment testing. The Company has only one reporting unit. In lieu of amortization, the Company regularly reviews the goodwill balance for potential impairment. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimates of fair value of the Company are based on the best information available as of the date of the assessment, which primarily includes the Company’s market capitalization and incorporates management assumptions about expected future cash flows. Although

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairment will not occur.

Product warranties

      The Company provides for future warranty obligations upon product delivery. The warranties are generally for one year from the date of purchase by the end user. The Company’s liability under these warranties is to provide a replacement product or issue a credit to the customer. Because the Company’s products are manufactured by a contract manufacturer, in most cases the Company has recourse to the contract manufacturer for replacement or credit for the defective products. The Company accounts for warranty returns similar to stock rotation returns. That is, revenue on shipments is reduced for estimated returns for product under warranty. Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims. The Company assesses the adequacy of its warranty liability every quarter and makes adjustments to the liability if necessary. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” on the Consolidated Balance Sheet, during the periods are as follows (in thousands):

	Year Ended December 31,

	2002	2003

Balance as of the beginning of the period	$4,720	$8,941
Provision for warranty liability for sales made during the period	12,587	16,237
Settlements made during the period	(8,366)	(13,219)

Balance as of the end of period	$8,941	$11,959

Revenue recognition

      Revenue from product sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and the collection of the related receivable is reasonably assured. Currently, for international customers, title passes to the customer upon delivery to the port of destination and for our selected retailers in the United States to whom the Company sells directly; title passes to the customer upon their receipt of product. At the end of each fiscal quarter, the Company estimates and defers revenue related to the product that is in-transit to international customers and selected retail customers in the United States that purchase direct from the Company. The revenue continues to be deferred until such time that title passes to the customer.

      In addition to warranty-related returns, certain distributors and retailers generally have the right to return product for stock rotation purposes. Every quarter, stock rotation rights are limited to 10% of invoiced sales to the distributor or retailer in the prior quarter. Upon shipment of the product, the Company reduces revenue for an estimate of potential future product warranty and stock rotation returns related to current period product revenue. Management analyzes historical returns, channel inventory levels, current economic trends and changes in customer demand and acceptance of the Company’s products when evaluating the adequacy of the allowance for sales returns, namely warranty and stock rotations returns. Revenue on shipments is also reduced for estimated price protection programs and cooperative marketing expenses deemed to be sales incentives under Emerging Issues Task Force (“EITF”) Issue 01-9.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales incentives

      The Company follows EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” As a consequence, the Company records channel marketing costs as a reduction of net revenue.

Shipping and handling fees and costs

      In September 2000, the EITF issued EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF Issue 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of revenue or disclosed in the notes to the consolidated financial statements. The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.6 million, $2.7 million and $4.2 million in the years ended December 31, 2001, 2002 and 2003, respectively.

Research and development

      Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred.

Advertising costs

      Advertising costs are expensed as incurred. Total advertising and promotional expenses were $4.9 million $7.1 million and $12.8 million in the years ended December 31, 2001, 2002 and 2003, respectively.

Income taxes

      The Company accounts for income taxes under the liability method, which recognizes deferred tax assets and liabilities determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.

Stock-based compensation

      Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company’s common stock and the exercise price of options to purchase that stock. For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

      Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) would have been adjusted to the amounts indicated below (in thousands, except per share data):

	Year Ended December 31,

	2001	2002	2003

Net income (loss) attributable to common stockholders, as reported	$(19,484)	$(9,742)	$13,097
Add: Employee stock-based compensation included in reported net income (loss)	—	1,581	1,773
Less: Total employee stock-based compensation determined under fair value method	(5,723)	(5,558)	(5,846)

Adjusted net loss attributable to common stockholders	$(25,207)	$(13,719)	$9,024

Basic net income (loss) per share attributable to common stockholders:
As reported	$(0.66)	$(0.46)	$0.55

Adjusted	$(0.85)	$(0.65)	$0.38

Diluted net income (loss) per share attributable to common stockholders:
As reported	$(0.66)	$(0.46)	$0.49

Adjusted	$(0.85)	$(0.65)	$0.34

Comprehensive income

      Under SFAS 130, “Reporting Comprehensive Income,” the Company is required to display comprehensive income and its components as part of the financial statements. The Company has displayed its comprehensive income as part of the consolidated statements of stockholders equity (deficit). Other comprehensive income for the year ended December 31, 2003 was a $13,000 unrealized gain on available-for-sale securities. There were no items of other comprehensive income in the years ended December 31, 2001 or 2002.

Foreign currency translation

      The Company uses the U.S. dollar as its functional currency for all of its international subsidiaries. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for fixed assets, which are translated at historical exchange rates. Expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Gains or losses arising from foreign currency transactions are included in net income (loss) and were immaterial for all periods being reported.

Recent accounting pronouncements

      In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue 00-21 applies to revenue arrangements entered into in reporting periods beginning after June 15, 2003. The adoption of EITF Issue 00-21 did not have a material impact on the financial position, results of operations or cash flows of the Company.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Interpretation number 46, “Consolidation of variable interest entities, and interpretation of ARB Opinion No. 51 (FIN 46R).” FIN 46R clarifies the application of ARB 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIE’s”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

      Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of the interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003.

      Among the scope exceptions, companies are not required to apply FIN 46R to an entity that meets the criteria to be considered a “business” as defined in the interpretation unless one or more of four named conditions exist. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. The company does not have any interests in VIE’s, and the adoption of FIN 46R is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 — Balance Sheet Components (In thousands):

      Available-for-sale short-term investments consist of the following:

	December 31,

	2002			2003

		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gains/(Losses)	Fair Value	Cost	Gains/(Losses)	Fair Value

Government Securities	—	—	—	$12,377	$13	$12,390

Totals	—	—	—	$12,377	$13	$12,390

      Accounts receivable and related allowances consist of the following:

	December 31,

	2002	2003

Gross accounts receivable	$49,780	$83,639

Less: Allowance for doubtful accounts	(873)	(1,322)
Allowance for sales returns	(3,363)	(4,845)
Allowance for price protection	(3,052)	(2,606)

Total allowances	(7,288)	(8,773)

Accounts receivable, net	$42,492	$74,866

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventories consist of the following:

	December 31,

	2002	2003

Finished goods	$24,774	$39,266

      Property and equipment, net consists of the following:

	December 31,

	2002	2003

Computer equipment	$2,129	$2,722
Furniture, fixtures and leasehold improvements	399	794
Software	2,878	3,236
Machinery	1,032	2,216
Construction in progress	41	—

	6,479	8,968
Less: Accumulated depreciation and amortization	(3,335)	(5,342)

	$3,144	$3,626

      Depreciation expense in 2001, 2002 and 2003 was $950,000, $1.4 million and $2.0 million, respectively.

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill amortization was discontinued as of January 1, 2002. The carrying value of goodwill at December 31, 2002 and 2003 was $558,000, net of $1.1 million of accumulated amortization. Management has determined that the net book value of the goodwill has not been impaired.

      The following table reflects consolidated results of operations adjusted as though the adoption of SFAS No. 142 occurred as of January 1, 2001 (in thousands):

Year Ended
December 31,

2001

Reported net income (loss) attributable to common stockholders	$(19,484)
Goodwill amortization	335

Adjusted net income (loss) attributable to common stockholders	$(19,149)

Basic net income (loss) per share attributable to common stockholders	$(0.66)
Goodwill amortization	0.01

Adjusted basic net income (loss) per share attributable to common stockholders	$(0.65)

Diluted net income (loss) per share attributable to common stockholders	$(0.66)
Goodwill amortization	0.01

Adjusted diluted net income (loss) per share attributable to common stockholders	$(0.65)

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other accrued liabilities consist of the following;

	December 31,

	2002	2003

Sales and marketing programs	$13,855	$14,207
Warranty obligation	8,941	11,959
Outsourced engineering costs	1,588	1,604
Freight	2,593	937
Other	2,442	2,592

	$29,419	$31,299

Note 3 — Related Party Transactions:

Manufacturing Agreement with Delta Electronics

      Some of the Company’s products are manufactured by Delta Electronics, which is associated with Delta International Holding Ltd., a shareholder in NETGEAR. Product purchases from Delta Electronics amounted to $81.0 million, $121.3 million and $68.6 million during the years ended December 31, 2001, 2002 and 2003, respectively. Payables related to these purchases amounted to $13.0 million and $6.4 million at December 31, 2002 and 2003, respectively, and are included in payables to related parties in the accompanying balance sheets.

Other Related Party Transactions

      As consideration for services received in relation to the issuance of Series C Preferred Stock (see Note 8), in March 2002 the Company issued a warrant to one of its shareholders to purchase 218,750 shares of common stock. The warrant was fully exercisable on the day of grant. The warrant was due to expire in the event of an initial public offering provided that the aggregate gross proceeds from the offering are not less than $35.0 million and the valuation of the Company is at least $250.0 million, but would otherwise expire on March 13, 2007. Immediately prior to the Company’s initial public offering the warrant was exercised in a cashless exercise involving the simultaneous exercise of the warrant and the surrender of some of the shares of common stock issued as payment for the exercise price. As such a net of 198,593 shares of common stock were issued pursuant to the terms of the warrant. The Company determined the fair value of the warrant using Black-Scholes option pricing model with the following assumptions: exercise price — $1.29 per share, estimated fair value of the common stock — $6.24, volatility — 71%, dividend rate — 0%, risk free interest rate — 4.30%, expected life — 4 years. The fair value of the warrant of $622,000 was recorded against the proceeds of Series C Preferred Stock.

Note 4 — Net Income (Loss) Per Share:

      Immediately prior to the effective date of the Company’s initial public offering on July 30, 2003, the Company’s outstanding Preferred Stock was automatically converted into 20,228,480 shares of common stock. Prior to July 30, 2003, the holders of Series A, B and C Preferred Stock were entitled to participate in all dividends paid on common stock, as and when declared by the Board of Directors, on an as-if converted basis. In accordance with EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” the Company has included the impact of Preferred Stock in the computation of basic earnings per share using the “two class” method. Under this method, an earnings allocation formula is used to determine the amount of net income (loss) attributable to common stockholders to be allocated to each class of stock (the two classes being common stock and Preferred Stock). Basic net income (loss) per share attributable to common stockholders is calculated by dividing the amount of net income (loss)

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attributable to common shareholders that is apportioned to common stock by the weighted average number of shares of common stock outstanding during the period. Although there were no common shares outstanding during 2001 and 2002, basic net loss per share attributable to common stockholders is presented, as there were potential common shares outstanding (representing Preferred Stock) during the period. This per share data is based on the net loss, which would be attributable to one share of common stock during each period, after apportioning the loss to reflect the participation rights of the preferred stockholders.

      Net income (loss) per share applicable to each class of stock (common stock and Preferred Stock) is as follows (in thousands, except per share data):

	Year Ended December 31, 2001

	Common Stock		Preferred Stock

Basic net loss per share:
Apportioned net loss			$(19,484)

Total numerator for basic net loss per share			$(19,484)

Weighted average basic shares outstanding			29,571

Basic net loss per share	$(0.66	)(A)	$(0.66)

	Year Ended December 31, 2002

	Common Stock		Preferred Stock

Basic net income (loss) per share:
Apportioned net loss after deemed dividend to Preferred Stock			$(9,742)
Deemed dividend to Preferred Stock			17,881

Total numerator for basic net income (loss) per share			$8,139

Weighted average basic shares outstanding			21,181

Net income (loss) per share	$(0.46	)(A)	$0.38

	Year Ended December 31, 2003

	Common Stock	Preferred Stock

Basic net income per share:
Apportioned net income	$6,621	$6,476

Total numerator for basic net income per share	$6,621	$6,476

Weighted average basic shares outstanding	11,958	11,695

Basic net income per share	$0.55	$0.55

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31,
2003

Common Stock

Diluted net income per share:
Apportioned net income	$13,097

Total numerator for diluted net income per share	$13,097

Weighted average shares outstanding:
Basic	11,958
Conversion of preferred stock	11,695
Options and warrants	3,147

Total diluted	26,800

Diluted net income per share	$0.49

(A):	As described above, these amounts represent the amount of net loss after deemed dividend to Preferred Stock which would be apportioned to one share of common stock.

      Diluted net income (loss) per share attributable to common stockholders for 2001 and 2002 is the same as basic net income (loss) per share attributable to common stockholders because the impact of including common stock equivalents would not be dilutive.

      Anti-dilutive common stock options and warrants amounting to 6,695,592, 3,021,893 and 175,000 were excluded from the weighted average shares outstanding from the diluted per share calculation for 2001, 2002 and 2003, respectively.

Note 5 — Income Taxes:

      The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2001	2002	2003

Current:
U.S. federal	$(546)	$378	$4,282
State	(154)	662	513
Foreign	300	293	737

	(400)	1,333	5,532

Deferred:
U.S. federal	2,702	—	(7,908)
State	770	—	(1,148)

	3,472	—	(9,056)

Total	$3,072	$1,333	$(3,524)

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,

	2002	2003

Deferred tax assets:
Net operating loss carry-forwards	$182	$180
Accruals and allowances	9,275	9,050
Other	33	—

	9,490	9,230

Deferred tax liabilities:
Depreciation and goodwill amortization	(317)	(174)

	(317)	(174)

Gross deferred tax assets	9,173	9,056
Valuation allowance	(9,173)	—

Net deferred tax assets	$—	$9,056

      As of December 31, 2003, the Company had approximately $3.1 million of California State net operating loss carry-forwards available to offset future taxable income. These net-operating losses will begin to expire in 2013.

      During the fiscal year ended December 31, 2003, the Company reassessed its ability to realize its deferred tax assets and determined that it is more likely than not that future benefits will be realized. This determination was made principally based on the cumulative profitability of the Company over the past several quarters, plus the projected current and future taxable income expected to be generated by the Company.

      Accordingly, the Company fully reversed the valuation allowance of $9,772,000 in the second quarter of the year ended December 31, 2003 to reflect the anticipated net deferred tax asset utilization.

      The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,

	2001	2002	2003

Tax at federal statutory rate	(34.0)%	34.0%	35.0%
State, net of federal benefit	(4.6)	9.6	4.3
Stock-based compensation	0.0	2.7	7.3
Non-deductible interest charges	0.0	2.2	27.1
Tax credits	(0.4)	0.0	(6.4)
Other	1.0	6.0	(2.0)
Change in valuation allowance	56.7	(40.4)	(102.1)

Provision (Benefit) for taxes	18.7%	14.1%	(36.8)%

Note 6 — Borrowings:

Lines of credit

      On July 25, 2002, the Company entered into a revolving line of credit agreement with a bank that provides for a maximum line of credit of up to $20.0 million including amounts drawn under letters of credit. Availability under the line of credit is equal to 75% of eligible accounts receivable balances as determined in

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the agreement. The annualized interest rate of the bank’s prime rate plus 0.75% is charged on the outstanding credit balance, calculated on a daily basis. Substantially all the Company’s assets are collateralized under the line of credit. Per the line of credit agreement, the bank can issue letters of credit of up to an aggregate face amount of $2.0 million. Prior to the closing of the Company’s initial public offering the line of credit contained covenants, including but not limited to certain financial covenants based on earnings before interest, taxes, depreciation and amortization, or EBITDA, and tangible net worth, and did not allow for declaration of dividends. Subsequent to the Company’s initial public offering, the line of credit no longer contains the aforementioned covenants but rather requires the Company to maintain a ratio of quick assets to current liabilities of at least 1.25 : 1.00, as of the last day of each calendar month. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 0.25% per annum on the unused portion of the total facility and 1.50% per annum for letters of credit. During the year ended December 31, 2002 and 2003, the Company was in compliance with all of the covenants.

Letters of credit

      As collateral for the Company’s payment obligations to certain third parties who provide inventory warehousing and distribution services, the Company is contingently liable under letters of credit for an aggregate of $756,000 and $360,000 at December 31, 2002 and 2003, respectively. No amount has been drawn under these letters of credit as of December 31, 2002 and 2003.

Note 7 — Commitments:

Employments Agreements

      The Company has signed various employment agreements with key executives pursuant to which if their employment is terminated without cause, the employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Chief Financial Officer and for the President) and 26 weeks (for other key executives), and will continue to have stock options vest for a one year period following the termination. If the termination, without cause, occurs within one year of a change in control, the officer is entitled to two years acceleration of any unvested portion of his or her stock options.

Leases

      The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through March 2006. Rent expense in the years ended, December 31, 2001, 2002 and 2003 was $1.2 million, $959,000 and $1.1 million, respectively. The terms of the facility lease provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

      Future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

Operating
Year Ending December 31,	Leases

2004	$1,033
2005	153
2006	26

Total minimum lease payments	$1,212

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees, Indemnifications

      The Company entered into various inventory related purchase agreements with suppliers. Under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date, 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are noncancelable within 30 days prior to the expected shipment date. At December 31, 2003, the Company had $27.5 million in noncancelable purchase commitments with suppliers. The Company expects to sell all products for which it has committed to purchase from suppliers.

      During 2001, the Company entered into an agreement with a service provider with respect to legal consultative and other services in international jurisdictions. Under the agreement, the Company agreed to indemnify the service provider to the fullest extent permitted by law against claims, suits and legal and other expenses incurred by the service provider in the course of providing such services. The terms of the indemnity agreement remain in effect until modified by the parties to the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not received any claims against this agreement and believes the fair value of the indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as at December 31, 2003.

      The Company also, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as at December 31, 2003.

      In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Redeemable Convertible Preferred Stock (“Preferred Stock”):

      The following table summarizes the activity of Preferred Stock (in thousands, except share data):

	Series A		Series B		Series C		Total

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balances at January 1, 2002	26,250,000	$29,123	3,320,537	$14,955	—	$—	29,570,537	$44,078
Issuance of Preferred Stock (net of issuance cost $1,833)	—	—	—	—	10,937,406	3,368	10,937,406	3,368
Repurchase of Preferred Stock	(20,273,918)	(17,275)	—	—	—	—	(20,273,918)	(17,275)
Deemed Preferred Stock dividend	—	(5,218)	—	—	—	23,099	—	17,881

Balances at December 31, 2002	5,976,082	$6,630	3,320,537	$14,955	10,937,406	$26,467	20,234,025	$48,052
Repurchase of Preferred Stock	(2,525)	(6)	—	—	(3,020)	(7)	(5,545)	(13)
Conversion of Preferred Stock into common stock	(5,973,557)	(6,624)	(3,320,537)	(14,955)	(10,934,386)	(26,460)	(20,228,480)	(48,039)

Balances at December 31, 2003	—	$—	—	$—	—	$—	—	$—

      As of December 31, 2003, 5,000,000 shares of Preferred Stock had been authorized, of which no amount was outstanding.

Note 9 —	Common Stock:

      The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock. There were 28,618,969 shares of common stock outstanding at December 31, 2003.

Note 10 —	Stock Option Plans:

2000 Stock Option Plan

      In April 2000, the Company adopted the 2000 Stock Option Plan (the “Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees and consultants. The Company has reserved 7,350,000 shares of Common Stock for issuance under the Plan.

      Options under the Plan may be granted for periods of up to ten years and at prices no less than the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, options granted generally vest over four years.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 Stock Plan

      In April 2003, the Company adopted the 2003 Stock Plan (the “Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees and consultants. The Company has reserved 750,000 shares of Common Stock plus any shares which were reserved but not issued under the Company’s 2000 Stock Option Plan as of the date of the approval of the 2003 Stock Plan, The number of shares which were reserved but not issued under the Company’s 2000 Stock Option Plan that were transferred to the Company’s 2003 Stock Plan were 615,290, which when combined with the stock option allocation for the Company’s 2003 Stock Plan give a total of 1,365,290 under the Company’s 2003 Stock Plan as of the date of transfer. As of December 31, 2003, 1,396,412 shares were reserved for issuance under the Company’s 2003 Stock Plan.

      Options under the Plan may be granted for periods of up to ten years and at prices no less than the estimated fair value of the common stock on the date of grant as determined by the closing sales price for such stock as quoted on any established stock exchange or a national market system, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, options granted generally vest over four years, the first tranche at the end of twelve months and the remaining options vesting monthly over the remaining three years.

Stock based compensation

      For financial reporting purposes, the Company determined that the estimated value of the common stock determined in anticipation of the Company’s initial public offering was in excess of the exercise price, which was deemed to be the fair market value as of the dates of grant. In connection with the grants of such options, the Company recorded deferred stock based compensation of $6.7 million in the year ended December 31, 2002 and $1.0 million in the year ended December 31, 2003. For the year ended December 31, 2002 and December 31, 2003, respectively, the amortization of non-cash deferred stock-based compensation was $1.6 million and $1.8 million, respectively.

      Activity under the combined Company’s 2000 and 2003 Stock Option Plans is set forth as follows:

	Year Ended December 31,

	2001		2002		2003

		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at January 1	5,134,900	$5.39	4,706,349	$5.40	6,433,092	$4.68
Options granted	514,937	8.57	2,470,041	3.99	654,735	12.14
Options exercised	—	—	—	—	(141,896)	5.67
Options cancelled	(943,488)	7.09	(743,298)	6.88	(384,238)	4.93

Outstanding at end of period	4,706,349	5.40	6,433,092	4.68	6,561,693	5.39

Options exercisable at end of period	2,188,058	5.17	3,256,417	4.69	4,654,024	4.88

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additional information regarding stock options outstanding under the Company’s 2000 Stock Option Plan and 2003 Stock Plan as of December 31, 2003 is as follows:

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life (in	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Years)	Price	Outstanding	Price

$1.29-$2.99	740,983	8.0	$1.29	429,378	$1.29
$3.00-$5.99	4,037,668	6.7	$4.58	3,484,681	$4.55
$6.00-$8.99	1,274,431	7.7	$7.23	637,814	$7.40
$9.00-$11.99	273,186	9.2	$11.00	656	$11.00
$12.00-$14.99	60,000	9.6	$14.00	—	$—
$15.00-$17.99	175,425	9.9	$16.25	101,495	$15.34

$1.29-$17.99	6,561,693	7.2	$5.39	4,654,024	$4.88

      The fair value of each option grant under the Company’s stock option plan is estimated on the date of grant using the fair value method, using the following weighted average assumptions:

	Year Ended December 31,

	2001	2002	2003

Risk free interest rate	4.81%	3.14%	2.68%
Expected life (years)	4	4	4
Expected dividends	$—	$—	$—
Volatility	71%	71%	71%

      The weighted average fair value of options granted during 2001, 2002 and 2003 was $4.86, $4.45 and $8.37, respectively.

Note 11 — Employee Stock Purchase Plans:

      In April 2003, the Company adopted the Employee Stock Purchase Plan (the “Purchase Plan”) under which 500,000 shares have been reserved for issuance. The Purchase Plan permits purchases of common stock via payroll deductions. The maximum payroll deduction is 10% of the employee’s cash compensation. Purchases of the common stock will occur on February 1 and August 1 of each year. The price of each share purchased will be 85% of the lower of:

      The fair market value per share of common stock on the first trading day of each offering period (which lasts 6 months); or

      The fair market value per share of common stock on the first trading day on or subsequent to the last day of the offering period, if it falls on a weekend or Government holiday.

      The value of the shares purchased in any calendar year may not exceed $25,000.

      As of December 31, 2003 there had not been any payroll deductions and no shares had been issued under the Purchase Plan.

Note 12 —	Segment Information, Operations by Geographic Area and Customers Concentration:

      Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

organization, in order to make operating and resource allocation decisions. By this definition, the Company primarily operates in one business segment, which comprises the development, marketing and sale of networking products for the small business and home markets. NETGEAR’s primary headquarter functions and a significant portion of its operations are located in the United States. The Company also conducts sales, marketing, customer service activities and certain distribution center activities through several small sales offices in Europe, Middle-East and Africa (EMEA) and Asia as well outsourced distribution centers. Geographic revenue information is based on the location of the reseller or distributor.

      Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

Geographic information

      Net revenue consist of (in thousands):

	Year Ended December 31,

	2001	2002	2003

North America	$121,688	$150,096	$172,885
United Kingdom	20,701	23,919	35,415
Germany	16,156	23,963	34,422
EMEA (excluding UK and Germany)	16,120	20,124	29,585
Asia Pacific and rest of world	17,775	19,229	26,995

	$192,440	$237,331	$299,302

      Long-lived assets consist of (in thousands):

	December 31,

	2002	2003

North America	$3,074	$3,260
EMEA	12	45
Asia Pacific	58	321

	$3,144	$3,626

      Customer Concentration: (as a percentage of net revenue):

	Year Ended
	December 31,

Customer	2001	2002	2003

A	36%	32%	31%
B	23%	20%	15%

Note 13 —	Employee Benefit Plan:

      In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees could contribute up to 15% of salary subject to the legal maximum. The Company contributes an amount equal to 50% of the first 5% of the employees’ contribution. The maximum Company contribution is $1,500 per year per employee. The Company expensed $80,000, $130,000 and $233,000 related to the NETGEAR 401(k) Plan in the years ended December 31, 2001, 2002 and 2003, respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART III

      Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A, or the Proxy Statement, not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

Directors

      The information required by this Item regarding our directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in our Proxy Statement.

Executive Officers

      The information required by this Item regarding our executive officers is incorporated by reference to the information contained in the section captioned “Executive Officers of the Registrant” included under Part I, Item 1 of this report.

Audit Committee

      The information required by this Item regarding our Audit Committee and Audit Committee Financial Expert(s) is incorporated by reference to the information contained in our Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

      The information required by this Item regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Code of Ethics

      We have adopted a Code of Ethics that applies to our chief executive officer and senior financial officers, as required by the SEC. The current version of our Code of Ethics can be found on our Internet site at http://www.netgear.com. Additional information required by this Item regarding our Code of Ethics is incorporated by reference to the information contained in the section captioned “Code of Ethics” in our Proxy Statement.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference to the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement. The information required by this Item regarding Equity Compensation Plan information is included in Part II, Item 5 of this report.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the information contained in the section captioned “Election of Directors” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item related to audit fees and services is incorporated by reference to the information appearing in our Proxy Statement.

PART IV

Item 15.     Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial Statement Schedule.

(3) Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

      (b) Reports on Form 8-K

      Report on Form 8-K furnished on September 12, 2003 under Item 12 (Results of Operations and Financial Condition), regarding our financial results for the fiscal quarter ended June 29, 2003.

      Report on Form 8-K furnished on October 28, 2003 under Item 12 (Results of Operations and Financial Condition), regarding our financial results for the fiscal quarter ended September 28, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 5th day of March 2004.

NETGEAR, INC.
Registrant

/s/ PATRICK C.S. LO

Patrick C.S. Lo
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick C.S. Lo and Jonathan Mather, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PATRICK C.S. LO Patrick C.S. Lo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 5, 2004

/s/ JONATHAN MATHER Jonathan Mather	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2004

/s/ RALPH E. FAISON Ralph E. Faison	Director	March 5, 2004

/s/ A. TIMOTHY GODWIN A. Timothy Godwin	Director	March 5, 2004

/s/ LINWOOD A. LACY, JR. Linwood A. Lacy, Jr.	Director	March 5, 2004

/s/ GERALD A. POCH Gerald A. Poch	Director	March 5, 2004

/s/ GREGORY J. ROSSMANN Gregory J. Rossmann	Director	March 5, 2004

/s/ STEPHEN D. ROYER Stephen D. Royer	Director	March 5, 2004

INDEX TO EXHIBITS

Exhibit
Number		Description

3.3		Amended and Restated Certificate of Incorporation of the registrant (1)
3.5		Bylaws of the registrant (1)
4.1		Form of registrant’s common stock certificate (1)
4.2		Amended and Restated Investor Rights Agreement, dated February 7, 2002, by and between the registrant and the individuals and entities listed therein (1)
10.1		Form of Indemnification Agreement for directors and officers (1)
10.2		2000 Stock Option Plan and forms of agreements thereunder (1)
10.3		2003 Stock Plan and forms of agreements thereunder (1)
10.4		2003 Employee Stock Purchase Plan (1)
10.5		Employment Agreement, dated December 3, 1999, between the registrant and Patrick C.S. Lo (1)
10.6		Employment Agreement, dated August 10, 2001, between the registrant and Ray Robidoux (1)
10.7		Employment Agreement, dated August 10, 2001, between the registrant and Jonathan R. Mather (1)
10.8		Employment Agreement, dated December 9, 1999, between the registrant and Mark G. Merrill (1)
10.9		Employment Agreement, dated November 4, 2002, between the registrant and Michael F. Falcon (1)
10.10		Employment Agreement, dated January 6, 2003, between the registrant and Charles T. Olson (1)
10.11		Employment Agreement, dated November 3, 2003, between the registrant and Michael Werdann
10.12		Loan and Security Agreement, dated July 25, 2002, between the registrant and Comerica Bank-California (1)
10.13		Standard Office Lease, dated December 3, 2001, between the registrant and Dell Associates II-A, and First Amendment to Standard Office Lease, dated March 21, 2002 (1)
10	.14*	Distributor Agreement, dated March 1, 1997, between the registrant and Tech Data Product Management, Inc. (1)
10	.15*	Distributor Agreement, dated March 1, 1996, between the registrant and Ingram Micro Inc., as amended by Amendment dated October 1, 1996 and Amendment No. 2 dated July 15, 1998 (1)
10	.16*	Non-exclusive Distributor Agreement, dated September 25, 1995, between registrant and Computer 1000 AG, as amended by Amendment dated September 30, 1996 (1)
10	.17*	Master Purchase Agreement, dated February 11, 2003, between the registrant and Lite-On Technology Corporation (1)
10	.18*	Master Purchase Agreement, dated March 31, 2003, between the registrant and Delta Networks, Inc., as signed by the registrant on April 24, 2003 (1)
10	.19*	Vendor Agreement, dated September 24, 2001, between the registrant and BestBuy Co., Inc. (1)
10	.20*	Product Service Addendum to the Vendor Agreement, dated September 21, 2001, between the registrant and Best Buy Co. Inc., and Addendum Consignment Agreement to the Vendor Agreement, dated January 1, 2002 (1)
10	.21*	Master Purchase Agreement, dated April 25, 2003, between the registrant and SerComm Corporation, as signed by the registrant on May 8, 2003 (1)
10	.22*	Vendor Agreement, dated March 26, 1998, between the registrant and Fry’s Electronics, Inc. (1)
10	.23*	Retail Outlet Retailer Agreement, dated April 1, 1998, between the registrant and Circuit City Stores, Inc. (1)
10	.24*	Warehousing Agreement, dated July 5, 2001, between the registrant and API, Logistics Americas, Ltd. (1)

Exhibit
Number		Description

10	.25*	Distribution Operation Agreement, dated April 27, 2001, between the registrant and Furness Logistics BV (1)
10	.26*	Distribution Operation Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited (1)
10.27		Services Agreement, dated March 11, 2000, between the registrant and TRINET Employer Group, Inc. (1)
10	.28*	Wholesale Vendor Agreement, dated August 28, 2002, between the registrant and Costco Wholesale Corporation and The Price Company (1)
10	.29*	Master Purchase Agreement, dated March 27, 2003, between the registrant and Cameo Communications Corporation (1)
10	.30*	Master Purchase Agreement, dated April 18, 2003, between the registrant and Z-Com, Inc., as signed by the registrant on April 23, 2003 (1)
10.31		Employment Agreement, dated November 14, 2003, between the registrant and Christopher Marshall
10.32		Severance Agreement and Release, dated December 14, 2003, between the registrant and Leslie Adams
21.1		List of subsidiaries (1)
23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants
23.2		Report of PricewaterhouseCoopers LLP, Independent Auditors, on Financial Statement Schedule
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(c) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(c) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Schedule II — Valuation and Qualifying Accounts

*	Confidential treatment has been granted as to certain portions of this Exhibit.

(1)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003.