Form 10-Q
period 2004-03-28
NETGEAR INC
filed 2004-05-12
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number

NETGEAR, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0419172 (IRS Employer Identification No.)

4500 Great America Parkway, Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)

(408) 907-8000
(Registrant’s telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No   ☒

     The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 30,259,859 as of April 27, 2004.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 28,	December 31,
	2004	2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$77,121	$61,215
Short-term investments	12,338	12,390
Accounts receivable, net	71,355	74,866
Receivable from related parties	875	—
Inventories	39,149	39,266
Deferred income taxes	9,056	9,056
Prepaid expenses and other current assets	5,205	4,169

Total current assets	215,099	200,962
Property and equipment, net	3,480	3,626
Goodwill, net	558	558

Total assets	$219,137	$205,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,790	$24,480
Payable to related parties	6,251	6,412
Accrued employee compensation	5,968	3,871
Other accrued liabilities	38,488	31,299
Deferred revenue	1,539	2,380
Income taxes payable	1,039	1,765

Total current liabilities	70,075	70,207

Commitments (Note 8.)
Stockholders’ equity:
Common stock	30	28
Additional paid-in capital	173,790	164,459
Deferred stock-based compensation	(3,610)	(4,248)
Cumulative other comprehensive income	15	13
Accumulated deficit	(21,163)	(25,313)

Total stockholders’ equity	149,062	134,939

Total liabilities and stockholders’ equity	$219,137	$205,146

(1)	The balance sheet at December 31, 2003 has been derived from the audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 28,	March 30,
	2004	2003
Net revenue	$88,425	$67,706

Cost of revenue:
Cost of revenue	60,899	49,246
Amortization of (benefit from) deferred stock-based compensation	42	(11)

Total cost of revenue	60,941	49,235

Gross profit	27,484	18,471

Operating expenses:
Research and development	2,343	2,016
Sales and marketing	14,768	10,961
General and administrative	3,182	1,902
Amortization of deferred stock-based compensation:
Research and development	118	96
Sales and marketing	188	109
General and administrative	97	151

Total operating expenses	20,696	15,235

Income from operations	6,788	3,236
Interest income	223	28
Interest expense	—	(361)
Other expense, net	(103)	(78)

Income before income taxes	6,908	2,825
Provision for income taxes	2,758	1,213

Net income	$4,150	$1,612

Net income per share:
Basic	$0.14	$0.08

Diluted	$0.13	$0.07

Weighted average shares outstanding for net income per share calculation:
Basic	29,521	20,231

Diluted	32,355	23,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 28,	March 30,
	2004	2003
Cash flows from operating activities:
Net income	$4,150	$1,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	613	369
Amortization of deferred stock-based compensation	445	345
Accretion of note payable to Nortel Networks	—	361
Tax benefit from exercise of options	2,758	—
Changes in assets and liabilities:
Accounts receivable	2,636	(3,681)
Inventories	117	(2,354)
Prepaid expenses and other current assets	(1,036)	539
Accounts payable	(7,690)	5,578
Payable to related parties	(161)	2,316
Accrued employee compensation	2,097	631
Other accrued liabilities	7,189	(2,054)
Deferred revenue	(841)	(2,152)
Income taxes payable	(726)	941

Net cash provided by operating activities	9,551	2,451

Cash flows from investing activities:
Proceeds from sale of short-term investments	54	—
Purchase of property and equipment	(467)	(563)

Net cash used in investing activities	(413)	(563)

Cash flows from financing activities:
Proceeds from exercise of options	6,768	—
Repurchase of Preferred Stock	—	(13)

Net cash provided by (used in) financing activities	6,768	(13)

Net increase in cash and cash equivalents	15,906	1,875
Cash and cash equivalents, at beginning of period	61,215	19,880

Cash and cash equivalents, at end of period	$77,121	$21,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

     NETGEAR, Inc. was incorporated in Delaware in January 1996. NETGEAR, Inc. together with its subsidiaries (collectively, NETGEAR” or the “Company”) designs, develops and markets networking products that address the specific needs of small businesses and homes, enabling customers to share Internet access, peripherals, files and digital content and applications among multiple personal computers. The Company’s products include Ethernet networking products, broadband products, and wireless networking products that are sold through distributors, traditional retailers, on-line retailers, direct marketing resellers, or DMRs, value added resellers, or VARs, and broadband service providers.

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at December 31, 2003 has been derived from audited financial statements at such date. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations and cash flows for the period indicated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2003.

     The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 28, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company’s significant accounting policies have not materially changed during the three months ended March 28, 2004.

2. Stock-based Compensation

     Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure-only provisions of SFAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s common stock and the exercise price of options to purchase that stock. For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, using the following assumptions; risk free interest rate of 2.68%, expected life of four years, no dividends and volatility of 52% for the three months ended March 28, 2004 and the three months ended March 30, 2003, the Company’s net income would have been changed to the pro forma amounts indicated (in thousands, except per share data):

	Three Months Ended
	March 28,	March 30,
	2004	2003
Net income, as reported	$4,150	$1,612
Add:
Employee stock-based compensation included in reported net income	445	345

	Three Months Ended
	March 28,	March 30,
	2004	2003
Less:
Total employee stock-based compensation determined under fair value method	(1,100)	(1,378)

Adjusted net income	$3,495	$579

Basic net income per share:
As reported	$0.14	$0.08

Adjusted	$0.12	$0.03

Diluted net income per share:
As reported	$0.13	$0.07

Adjusted	$0.11	$0.02

3. Product Warranties

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

	Three Months	Three Months
	Ended	Ended
	March 28,	March 30,
	2004	2003
Balance as of beginning of the period	11,959	8,941
Provision for warranty liability for sales made during the period	3,492	2,450
Settlements made during the period	(4,661)	(3,186)
Balance as of end of the period	10,790	8,205

4. Shipping and Handling Fees and Costs

     The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $1.6 million for the three months ended March 28, 2004, and $740,000 for the three months ended March 30, 2003.

5. Balance Sheet Components

     Accounts receivable, net:

	March 28,	December 31,
	2004	2003
	(In thousands)
Gross accounts receivable	$80,948	$83,639
Less: Allowance for doubtful accounts	(1,315)	(1,322)
Allowance for sales returns	(4,724)	(4,845)
Allowance for price protection	(3,554)	(2,606)

	(9,593)	(8,773)

	$71,355	$74,866

Inventories:

	March 28,	December 31,
	2004	2003
	(In thousands)
Finished goods	$39,149	$39,266

Other accrued liabilities:

	March 28,	December 31,
	2004	2003
	(In thousands)
Sales and marketing programs	$20,033	$14,207
Warranty obligation	10,790	11,959
Outsourced engineering costs	1,287	1,604
Freight	1,502	937
Other	4,876	2,592

	$38,488	$31,299

6. Net Income Per Common Share

     Immediately prior to the effective date of the Company’s initial public offering on July 30, 2003, the Company’s outstanding Preferred Stock was automatically converted into 20,228,480 shares of common stock. Prior to July 30, 2003, the holders of Series A, B and C Preferred Stock were entitled to participate in all dividends paid on common stock, as and when declared by the Board of Directors, on an as-if converted basis. In accordance with EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” the Company has included the impact of Preferred Stock in the computation of basic earnings per share using the “two class” method. Under this method, an earnings allocation formula is used to determine the amount of net income to be allocated to each class of stock (the two classes being common stock and Preferred Stock). Basic net income is calculated by dividing the amount of net income that is apportioned to common stock by the weighted average number of shares of common stock outstanding during the period. In fiscal periods when there were no shares of common stock outstanding, basic net income per share is presented as there were potential common shares outstanding during the period. This per share data is based on the net income which would be attributable to one share of common stock during each period, after apportioning the net income to reflect the participation rights of the preferred stockholders. Diluted net income per share is computed using the if-converted method for the preferred stock, if dilutive.

     Net income per share applicable to each class of stock (common stock and preferred stock) is as follows (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 28, 2004	March 30, 2003
	Common Stock	Common Stock	Preferred Stock
Basic and diluted net loss per share:
Apportioned net loss	$4,150	$—	$1,612

Total numerator for basic and diluted net loss per share	$4,150	$—	$1,612

Weighted average shares outstanding:
Basic	29,521	—	20,231
Options and warrants	2,834	—	3,719

Total diluted	32,355	—	23,950

Basic net income per share	$0.14	$0.08	$0.08

Diluted net income per share	$0.13	$0.07	$0.07

Anti-dilutive common stock options and warrants amounting to 149,297 and none were excluded from the weighted average shares outstanding from the diluted per share calculation for the three months ended March 28, 2004 and March 30, 2003, respectively.

7. Segment Information, Operations by Geographic Area and Significant Customers

     Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. By this definition, the Company primarily operates in one business segment, which is the development, marketing and sale of networking products for the small business and home markets. NETGEAR’s headquarters and most of its operations are located in the United States. The Company also conducts sales, marketing and customer service activities through sales offices in Europe, Middle-East and Africa, or EMEA, and Asia Pacific. Geographic revenue information is based on the location of the reseller or distributor. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

     Net revenue consists of (in thousands):

	Three Months Ended
	March 28,	March 30,
	2004	2003
North America	$48,369	$36,661
EMEA	31,679	24,455
Asia Pacific and rest of the world	8,377	6,590

	$88,425	$67,706

     Long-lived assets consist of (in thousands):

	March 28,	December 31,
	2004	2003
North America	$3,137	$3,260
EMEA	36	45
Asia Pacific	307	321

	$3,480	$3,626

     Significant customers (as a percentage of revenue):

	Three Months Ended
	March 28,	March 30,
Customer	2004	2003
A	27%	32%
B	18%	20%
All others individually less than 10% of revenue	55%	48%

	100%	100%

8. Commitments

Guarantees and Purchase Commitments

     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At March 28, 2004, we had approximately $34.4 million in non-cancelable purchase commitments with suppliers.

Indemnification

     During 2001, the Company entered into an agreement with a law firm with respect to legal consultative and other services in international jurisdictions. Under the agreement, the Company agreed to indemnify the law firm to the fullest extent permitted by law against claims, suits and legal and other expenses incurred by the service provider in the course of providing such services. The terms of the indemnity agreement remain in effect until modified by the parties to the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not received any claims against this agreement and believes the fair value of the indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 28, 2004.

     The Company also, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity.

The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has Director and Officer insurance that limits its exposure and enables it to recover a portion of any future amounts paid. To date the Company has not received any claims. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 28, 2004.

     In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has neither received any claims nor paid any amounts to settle claims or defend lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 28, 2004.

9. Related Party Transactions

Manufacturing Agreement

     A substantial portion of the Company’s products are manufactured by Delta Electronics, which is associated with Delta International Holding Ltd., a shareholder of NETGEAR. Product purchases from Delta Electronics amounted to $11.3 million for the three month period ended March 28, 2004 as compared to $30.2 million for the three months ended March 30, 2003. Payables related to these purchases amounted to $6.3 million and $6.4 million at March 28, 2004 and December 31, 2003, respectively, and are included in payables to related parties in the accompanying balance sheets.

Receivable From Shareholders

     The receivable from related parties represents receivables from the Company’s shareholders primarily as a result of a secondary offering completed in April of 2004 as filed with the Securities and Exchange Commission on Registration Statement on Form S-1. The selling stockholders who participated in the secondary offering agreed in principle to reimburse the Company for all reasonable expenses associated with the offering. As such the Company has recorded a receivable from related parties as of March 28, 2004 in the accompanying balance sheets.

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

     Our extensive product line currently includes over 100 different products. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold. Our products are grouped into three major segments within the small business and home markets: Ethernet networking products, broadband products and wireless networking products. Ethernet networking products include switches, network interface cards, or NICs, and print servers. Broadband products include routers and gateways. Wireless networking products include wireless access points, wireless NICs and media adapters. Since we originally launched our business in 1996 with the shipment of Ethernet networking products and a single broadband product, we have continually introduced new products in response to market demand. For example, in 2003, we introduced approximately 48 new products.

     Our products are sold through multiple sales channels worldwide, including traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and, broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, CompUSA, Costco, Fry’s Electronics, Staples, Office Depot, MediaMarkt (Germany, Austria), PC World (U.K.) and FNAC (France). Online retailers include Amazon.com and Buy.com. Our direct market resellers include CDW Corporation and PC Connection. We have over 8,000 VARs in North America, and more than 3,000 internationally. In addition, we also sell our products through broadband service providers, such as Time—Warner Cable and Comcast in domestic markets and Telstra in Australia and Tele Denmark. Some of these retailers and resellers purchase directly from us while most are fulfilled through approximately 67 wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro, Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.

Results of Operations

     The following table sets forth the consolidated statements of operations and the percentage change for the three months ended March 28, 2004 with the comparable reporting period in the preceding year.

	Three Months Ended
	March 28,	Percentage	March 30,
	2004	Change	2003
Net revenue	$88,425	30.6%	$67,706

Cost of revenue:
Cost of revenue	60,899	23.7	49,246
Amortization of (benefit from )deferred stock-based compensation	42	*	(11)

Total Cost of revenue	60,941	23.8	49,235

Gross profit	27,484	48.8	18,471

	Three Months Ended
	March 28,	Percentage	March 30,
	2004	Change	2003
Operating expenses:
Research and development	2,343	16.2	2,016
Sales and marketing	14,768	34.7	10,961
General and administrative	3,182	67.3	1,902
Amortization of deferred stock-based compensation:
Research and development	118	22.9	96
Sales and marketing	188	72.5	109
General and administrative	97	(35.8)	151

Total operating expenses	20,696	35.8	15,235

Income from operations	6,788	109.8	3,236
Interest income	223	696.4	28
Interest expense	—	*	(361)
Other expense, net	(103)	32.1	(78)

Income before income taxes	6,908	144.5	2,825
Provision for income taxes	2,758	127.4	1,213

Net income	$4,150	157.4%	$1,612

*	Percentage change not meaningful as prior period basis is a negative amount.

     The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	March 28,	March 30,
	2004	2003
Net revenue	100.0%	100.0%

Cost of revenue	68.9	72.7

Gross margin	31.1	27.3

Operating expenses:
Research and development	2.6	3.0
Sales and marketing	16.7	16.2
General and administrative	3.6	2.8
Amortization of deferred stock-based compensation Research and development	0.1	0.1
Sales and marketing	0.2	0.2
General and administrative	0.2	0.2

Total operating expenses	23.4	22.5

Income from operations	7.7	4.8
Interest income	0.2	—
Interest expense	—	(0.5)
Other expense, net	(0.1)	(0.1)

Income before taxes	7.8	4.2
Provision for income taxes	3.1	1.8

Net income	4.7%	2.4%

Quarter Ended March 28, 2004 Compared to Quarter Ended March 30, 2003.

Net Revenue

      Net revenue increased $20.7 million, or 30.6%, to $88.4 million for the quarter ended March 28, 2004, from $67.7 million for the quarter ended March 30, 2003. The increase in revenue was attributable to increased gross shipments of our broadband and wireless products, partially offset by provisions made for rebates and cooperative marketing programs associated with increased retail product sales, price protection and sales returns. Net revenue for the three months ended March 28, 2004 included a net benefit of $1.4 million due to a $1.9 million reduction in requirements for warranty obligations, partially offset by a $450,000 increase in provisions for expected end-user rebates. The benefit from the reduction in required warranty obligations resulted from a change in the estimate of the time taken to receive the returns from customers, which is used to compute the warranty returns obligation. However, there was minimal impact on the gross margin because the gross profit from the net revenue increase was offset by an increase in estimated costs to repair or liquidate inventory relating to warranty returns.

      In the quarter ended March 28, 2004 revenue generated within North America, EMEA and Asia Pacific was 54.7%, 35.8% and 9.5%, respectively. The comparable net revenue for the quarter ended March 30, 2003 was 54.2%, 36.1% and 9.7%, respectively. The increase in net revenue over the prior year comparable quarter for each region was 31.9%, 29.5% and 27.1%, respectively. The geographic mix of consolidated net revenue remained relatively constant over the prior comparable quarter.

Cost of Revenue and Gross Margin

      Cost of revenue increased $11.7 million, or 24%, to $60.9 million for the quarter ended March 28, 2004, from $49.2 million for the quarter ended March 30, 2003. In addition, our gross margin improved to 31.1% for the quarter ended March 28, 2004, from 27.3% for the quarter ended March 30, 2003. This improvement in gross margin of 3.8% was due primarily to a favorable shift in product mix, especially of newer products which often carry higher gross margins, as well as due to operational efficiency and supply chain management programs that reduced in-bound freight costs. We also took advantage of rebates and prompt payment discounts from our suppliers, which increased $1.1 million, to a benefit of $1.2 million in the three months ended March 28, 2004 from a benefit of $108,000 in the three months ended March 30, 2003, and contributed to our margin growth. These improvements in gross margin were partially offset by an increase in cooperative marketing costs and end-user rebates and additional provisions to write down inventory resulting from anticipated warranty returns. Cooperative marketing costs and end-user rebates are recorded as a reduction in net revenue.

Operating Expenses
Research and Development

      Research and development expenses increased $327,000, or 16%, to $2.3 million for the quarter ended March 28, 2004, from $2.0 million for the quarter ended March 30, 2003. The increase was primarily due to higher employee related costs for new and existing employees of $186,000. As of March 28, 2004 we had research and development related headcount of 30 employees as compared to 28 as of March 30, 2003. The increase was also due to additional general overhead costs of $92,000 as well as increased product development costs of $54,000.

Sales and Marketing

      Sales and marketing expenses increased $3.8 million, or 35%, to $14.8 million for the quarter ended March 28, 2004, from $11.0 million for the quarter ended March 30, 2003. Of this increase, $1.6 million was due to increased sales volume, product promotion, advertising, outside technical support expenses and increased operating costs in international locations due to the weakening of the U.S. dollar in relation to the Euro and the British pound. In addition, salary and related expenses for additional sales and marketing personnel increased by $1.1 million, as a result of headcount growth from 87 employees as of March 30, 2003 to 118 as of March 28, 2004, especially due to expansion in certain regions such as China, and freight out charges increased by $819,000 in support of higher revenue.

General and Administrative

      General and administrative expenses increased $1.3 million, or 67%, to $3.2 million for the quarter ended March 28, 2004, from $1.9 million for the quarter ended March 30, 2003. This increase was primarily due to increased director and officer insurance costs of $330,000, fees for professional services, composed of systems consulting and accounting and legal, including costs associated with Sarbanes-Oxley 404 compliance, aggregating $580,000 and an increase in employee related costs of $307,000, including employment taxes resulting from the exercise of stock options.

Amortization of Deferred Stock-based Compensation

      During the quarter ended March 28, 2004, we recorded charges of $42,000 in cost of revenue, $118,000 in research and development expenses, $188,000 in sales and marketing expenses, and $97,000 in general and administrative expenses related to amortization of deferred stock-based compensation. During the quarter ended March 30, 2003, we recorded a recovery of $11,000 in cost of revenue, and charges of $96,000 in research and development expenses, $109,000 in sales and marketing expenses, and $151,000 in general and administrative expenses related to the amortization of deferred stock-based compensation. The remaining balance of $3.6 million will continue to be amortized on a straight line basis until 2007.

Interest Income, Interest Expense and Other Expense, Net

      The aggregate of interest income, interest expense, and other expense, net amounted to net other income of $120,000 for the quarter ended March 28, 2004, compared to net expense of $411,000 for the quarter ended March 30, 2003. This change was primarily due to a decrease of $361,000 in imputed interest expense associated with the Nortel Networks note, following the repayment of the note in August 2003, and having earned $223,000 in interest income from the investment of IPO proceeds for the first quarter of 2004. This was partially offset by an increase in foreign exchange losses.

Provision for Income Taxes

      Provision for income taxes increased $1.5 million, to $2.8 million for the quarter ended March 28, 2004, from $1.2 million for the quarter ended March 30, 2003. The effective tax rate for the quarter ended March 28, 2004 was approximately 40% as compared to an effective rate of 43% for the quarter ended March 30, 2003.

Net Income

      Net income increased $2.5 million, to $4.2 million for the quarter ended March 28, 2004 from $1.6 million for the quarter ended March 30, 2003. This increase was due to an increase in gross profit of $9.0 million, offset by an increase in operating expenses of $5.5 million and an increase in the provision for income taxes of $1.5 million.

Liquidity and Capital Resources

      As of March 28, 2004 we had cash, cash equivalents and short-term investments totaling $89.5 million. Short term investments accounted for $12.3 million of this balance.

      Our cash balance increased from $61.2 million as of December 31, 2003, to $77.1 million as of March 28, 2004. Operating activities during the three months ended March 28, 2004 generated cash of $9.6 million primarily from working capital. Accounts receivable decreased by $2.6 million during the three months ended March 28, 2004. Our days sales outstanding decreased from 81 days as of December 31, 2003 to 71 days as of March 28, 2004. The combined decrease in accounts payable and payables to related parties of $7.9 million was offset by an increase in other accrued liabilities of $7.2 million. Investing activities for this period used $413,000 million due primarily to purchases of property and equipment. Financing activities for this period provided cash of $6.8 million due to proceeds from the exercise of stock options.

      Inventory remained relatively constant at $39.1 at March 28, 2004 as compared to $39.3 as of December 31, 2003. In the quarter ended March 28, 2004 we experienced inventory turns of approximately 6.2 times, down slightly from 6.3 times in the quarter ended December 31, 2003.

      We lease office space and equipment under non-cancelable operating leases with various expiration dates through January 2009. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

      We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At March 28, 2004, we had approximately $34.4 million in non-cancelable purchase commitments with suppliers.

Contractual Obligations and Off-Balance Sheet Arrangements

      The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of March 28, 2004 (in thousands):

	Less than	1-3	3-5
Contractual Obligations	1 Year	Years	Years	Total
Operating leases	$848	$233	$170	$1,251
Purchase obligations	34,439			34,439

	$35,287	$233	$170	$35,690

      Based on our current plans and market conditions, we believe that our existing cash and our credit facility will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We currently have a revolving line of credit agreement with a bank that allows the Company to borrow up to a maximum of $20.0 million, including amounts drawn under letters of credit, although this agreement is set to expire in July of 2004. We cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In addition, as we continue to expand our product offerings, channels and geographic presence, we may require additional working capital. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially reasonable terms, which could have a negative effect on our business and results of operations. Currently we are maintaining a large portion of the remaining proceeds in short-term investment accounts.

Critical Accounting Policies and Estimates

      For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no changes in our critical accounting policies since December 31, 2003.

Risk Factors Affecting Future Results

      The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also impair our business operations.

Risks Related to Our Business and Industry

We expect our operating results to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

      Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in this risk factors section of this Form 10-Q and others such as:

•	changes in the pricing policies of or the introduction of new products or product enhancements by us or our competitors;

•	changes in the terms of our contracts with customers or suppliers;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	our inability to accurately forecast our contract manufacturing needs;

•	delays in the introduction of new or enhanced products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty returns or allowance for doubtful accounts;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter; and

•	seasonal patterns of higher sales during the second half of our fiscal year, particularly retail-related sales in our fourth quarter.

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

      We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the three months ended March 28, 2004, sales to Ingram Micro and its affiliates accounted for 27% of our net revenue and sales to Tech Data and its affiliates accounted for 18% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory, or lose sales from having too few products.

      If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our wholesale distributors and within our sales channel, we may incur increased and unexpected costs associated with this inventory. We currently have particularly limited visibility as to the inventory levels of our Asia Pacific wholesale distributors and sales channel. We generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products. If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory or lose sales and therefore suffer declining gross margins.

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

      We rely upon third parties for a substantial portion of the intellectual property we use in our products. At the same time, we rely on a combination of copyright, trademark, patent and trade secret laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our intellectual proprietary rights. Despite efforts to protect our intellectual property, unauthorized third parties may attempt to design around, copy aspects of our product design or obtain and use technology or other intellectual property associated with our products. For example, one of our primary intellectual property assets is the NETGEAR name, trademark and logo. We may be unable to stop third parties from adopting similar names, trademarks and logos, especially in those international markets where our intellectual property rights may be less protected. Furthermore, our competitors may independently develop similar technology or design around our intellectual property. Our inability to secure and protect our intellectual property rights could significantly harm our brand and business, operating results and financial condition.

We could become subject to litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

      The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. We could become subject to lawsuits and be forced to defend against claims brought by third parties who allege infringement of their intellectual property rights. These include third parties who claim to own patents or other intellectual property that cover industry standards that our products comply with. From time to time we are contacted by third parties that allege we are wrongfully using their intellectual property. For example, we have been contacted by Cactus Services, Inc., CSIRO, Ericsson AB, ipValue, Motorola, Network-1 Security Solutions and Vertical Networks, each of which is seeking royalties or compensation from us. Several of the parties claim that we need to acquire a license because our products allegedly infringe on their intellectual property by virtue of the fact that our products comply with various industry-wide standards. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third-party could initiate litigation against us, which could divert management attention, be costly to defend, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of which are potential competitors, may initiate litigation against our manufacturers, suppliers or members of our sales channel, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and if we are unable to obtain licenses or to independently develop alternative technology on a timely basis, we may be subject to an indemnification obligation or unable to offer competitive products, and be subject to increased expenses. As a result, our business, operating results and financial condition could be significantly harmed.

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims.

      Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. Some errors and defects may be discovered only after a product has been installed and used by the end user. For example, in the quarter ended September 29, 2002, we recalled some of our 48 port 10/100 Mbps Ethernet switches due to an intermittent connectivity issue with a connector. In addition, we have recently received returns of a limited number of our Wall Plug Ethernet Bridge products. We have initiated testing of this product to determine if a manufacturing process change is appropriate, in which case we would consider a recall of units of this product. We believe that any recall of the product would not have a material impact on our financial statements, and we believe we may be entitled to indemnification from our third-party manufacturers for any such action.

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

      International sales comprise a significant amount of our overall net revenue. International sales were 42% in 2003 and 45% in the three months ended March 28, 2004. We anticipate that international sales may grow as a percentage of net revenue. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International sales are subject to a number of risks. For example, we recognize revenue from our international sales when our products reach the country of destination. As a result, if these products are delayed in transit, we are unable to recognize revenue.

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

      Our executive officers, directors and principal stockholders beneficially own, in total, approximately 28.5% of our outstanding common stock. As a result, these stockholders, acting together, could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders. For example, our officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and government debt securities. The average duration of all of our investments in 2003 was less than one year. Due to the short-term nature of these investments, we believe we currently have no material exposure to interest rate risk arising from our investments.

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

      (b) Reports on Form 8-K

      Report on Form 8-K filed February 17, 2004 under Item 7 and Item 12, for the purpose of furnishing our financial results for the fiscal quarter ended December 31, 2003.

      Report on Form 8-K filed January 26, 2004 under Item 5, Item 7 and Item 9, regarding our intention to file a registration statement on behalf of certain selling stockholders.

      Report on Form 8-K filed January 26, 2004 under Item 7 and Item 12, for the purpose of furnishing our financial results for the fiscal quarter ended December 31, 2003.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant

/s/ JONATHAN R. MATHER

Jonathan R. Mather
Executive Vice President and Chief Financial Officer

Date: May 12, 2004

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