Form 10-Q
period 2004-06-27
NETGEAR INC
filed 2004-08-11
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 27, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number

NETGEAR, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0419172
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4500 Great America Parkway,	95054
Santa Clara, California	(Zip Code)
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

     The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 30,642,020 as of August 6, 2004.

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
Unaudited Condensed Consolidated Balance Sheets
Unaudited Condensed Consolidated Statements of Operations
Unaudited Condensed Consolidated Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 27,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$98,923	$61,215
Short-term investments	12,303	12,390
Accounts receivable, net	67,451	74,866
Inventories	44,156	39,266
Deferred income taxes	9,056	9,056
Prepaid expenses and other current assets	3,871	4,169

Total current assets	235,760	200,962
Property and equipment, net	3,338	3,626
Goodwill, net	558	558

Total assets	$239,656	$205,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,062	$24,480
Payable to related parties	8,492	6,412
Accrued employee compensation	6,489	3,871
Other accrued liabilities	41,156	31,299
Deferred revenue	3,420	2,380
Income taxes payable	—	1,765

Total current liabilities	80,619	70,207

Commitments (Note 9.)
Stockholders’ equity:
Common stock	30	28
Additional paid-in capital	178,426	164,459
Deferred stock-based compensation	(3,126)	(4,248)
Cumulative other comprehensive income	(5)	13
Accumulated deficit	(16,288)	(25,313)

Total stockholders’ equity	159,037	134,939

Total liabilities and stockholders’ equity	$239,656	$205,146

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net revenue	$88,372	$69,003	$176,797	$136,709

Cost of revenue:
Cost of revenue	59,975	49,889	120,874	99,135
Amortization of deferred stock-based compensation	40	42	82	31

Total cost of revenue	60,015	49,931	120,956	99,166

Gross profit	28,357	19,072	55,841	37,543

Operating expenses:
Research and development	2,277	1,882	4,620	3,898
Sales and marketing	15,048	11,706	29,816	22,667
General and administrative	3,213	1,779	6,395	3,681
Amortization of deferred stock-based compensation:
Research and development	119	103	237	199
Sales and marketing	189	179	377	288
General and administrative	97	98	194	249

Total operating expenses	20,943	15,747	41,639	30,982

Income from operations	7,414	3,325	14,202	6,561
Interest income	321	25	544	53
Interest expense	—	(370)	—	(731)
Other income, net	206	128	103	50

Income before income taxes	7,941	3,108	14,849	5,933
Provision for (benefit from ) income taxes	3,066	(8,395)	5,824	(7,182)

Net income	$4,875	$11,503	$9,025	$13,115

Net income per share:
Basic	$0.16	$0.57	$0.30	$0.65

Diluted	$0.15	$0.48	$0.28	$0.55

Weighted average shares outstanding for net income per share calculation:
Basic	30,367	20,230	29,951	20,230

Diluted	32,238	23,945	32,348	23,997

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 27,	June 29,
	2004	2003
Cash flows from operating activities:
Net income	$9,025	$13,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,198	900
Amortization of deferred stock-based compensation	890	767
Deferred income taxes	—	(9,772)
Accretion of note payable to Nortel Networks	—	729
Tax benefit from exercise of options	5,729	—
Changes in assets and liabilities:
Accounts receivable	7,415	(9,836)
Inventories	(4,890)	(15,462)
Prepaid expenses and other current assets	298	(1,125)
Accounts payable	(3,418)	19,763
Payable to related parties	2,080	2,818
Accrued employee compensation	2,618	(902)
Other accrued liabilities	9,857	(2,471)
Deferred revenue	1,040	(3,891)
Income taxes payable	(1,765)	237

Net cash provided by (used in) operating activities	30,077	(5,130)

Cash flows from investing activities:
Proceeds from sale of short-term investments	69	—
Purchase of property and equipment	(910)	(1,373)

Net cash used in investing activities	(841)	(1,373)

Cash flows from financing activities:
Borrowings under line of credit	—	8,000
Proceeds from exercise of options	8,472	12
Repurchase of Preferred Stock	—	(13)

Net cash provided by financing activities	8,472	7,999

Net increase in cash and cash equivalents	37,708	1,496
Cash and cash equivalents, at beginning of period	61,215	19,880

Cash and cash equivalents, at end of period	$98,923	$21,376

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

     NETGEAR, Inc. was incorporated in Delaware in January 1996. NETGEAR, Inc. together with its subsidiaries (collectively, “NETGEAR” or the “Company”) designs, develops and markets networking products that address the specific needs of small businesses and homes, enabling customers to share Internet access, peripherals, files and digital content and applications among multiple personal computers. The Company’s products include Ethernet networking products, broadband products, and wireless networking products that are sold through distributors, traditional retailers, on-line retailers, direct marketing resellers, or DMRs, value added resellers, or VARs, and broadband service providers.

     The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at December 31, 2003 has been derived from audited financial statements at such date. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

     The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six months ended June 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company’s significant accounting policies have not materially changed during the six months ended June 27, 2004.

2. Recent Accounting Pronouncements

     At its March 2004 meeting, the Emerging Issues Task Force (EITF) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not believe that this consensus on the recognition and measurement guidance will have an impact on its consolidated financial position or results of operations.

     On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In addition, the proposed statement encourages the use of the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use in the footnotes to our consolidated financial statements. The recommended effective date of the proposed standard for public companies is currently for fiscal years beginning after December 15, 2004.

     Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statements of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice. In addition, the proposed standard may have a significant impact on our consolidated cash flows from operations as, under this proposed standard, we will be required to reclassify a portion of our tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities. Any reclassification of future cash flow statements would be limited to the amount, if any, by which our actual tax benefit on the exercise of employee stock options, determined on an individual employee basis, exceeds the tax benefit that we would have received based on the employee gains determined under the binomial method and recorded as expenses within our income statement. In addition, there are a number of implementation questions that are not fully resolved by the proposed statement. As a result, there may be additional changes reflected in our financial statements upon issuance of the final standard.

3. Stock-based Compensation

     Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s common stock and the exercise price of options to purchase that stock. For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net income would have been changed to the adjusted amounts indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net income, as reported	$4,875	$11,503	$9,025	$13,115
Add:
Employee stock-based compensation included in reported net income	445	422	890	767
Less:
Total employee stock-based compensation determined under fair value method	(1,056)	(1,361)	(2,156)	(2,739)

Adjusted net income	$4,264	$10,564	$7,759	$11,143

Basic net income per share:
As reported	$0.16	$0.57	$0.30	$0.65

Pro forma	$0.14	$0.52	$0.26	$0.55

Diluted net income per share:
As reported	$0.15	$0.48	$0.28	$0.55

Pro forma	$0.13	$0.44	$0.24	$0.46

4. Product Warranties

     The Company provides for future warranty obligations upon product delivery based on the number of installed units, historical experience and the Company’s judgment regarding anticipated rates of warranty claims. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the condensed consolidated balance sheets, are as follows (in thousands):

	Six Months	Six Months
	Ended	Ended
	June 27,	June 29,
	2004	2003
Balance as of beginning of the period	$11,959	$8,941
Provision for warranty liability for sales made during the period	7,028	5,917
Settlements made during the period	(9,199)	(6,088)

Balance at end of period	$9,788	$8,770

5. Shipping and Handling Fees and Costs

     The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $1.6 million for the three months ended June 27, 2004, $989,000 for the three months ended June 29, 2003, $3.2 million for the six months ended June 27, 2004, and $1.7 million for the six months ended June 29, 2003.

6. Balance Sheet Components

Accounts receivable, net:

	June 27,	December 31,
	2004	2003
	(In thousands)
Gross accounts receivable	$77,389	$83,639
Less: Allowance for doubtful accounts	(1,278)	(1,322)
Allowance for sales returns	(4,668)	(4,845)
Allowance for price protection	(3,992)	(2,606)

Total allowances	(9,938)	(8,773)

Accounts receivable, net	$67,451	$74,866

Inventories:

	June 27,	December 31,
	2004	2003
	(In thousands)
Finished goods	$44,156	$39,266

Other accrued liabilities:

	June 27,	December 31,
	2004	2003
	(In thousands)
Sales and marketing programs	$23,303	$14,207
Warranty obligation	9,788	11,959
Outsourced engineering costs	1,533	1,604
Freight	1,923	937
Other	4,609	2,592

	$41,156	$31,299

7. Net Income Per Common Share

     Immediately prior to the effective date of the Company’s initial public offering on July 30, 2003, the Company’s outstanding Preferred Stock was automatically converted into 20,228,480 shares of common stock. Prior to July 30, 2003, the holders of Series A, B and C Preferred Stock were entitled to participate in all dividends paid on common stock, as and when declared by the Board of Directors, on an as-if converted basis. In accordance with EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” the Company has included the impact of Preferred Stock in the computation of basic earnings per share using the “two class” method. Under this method, an earnings allocation formula is used to determine the amount of net income to be allocated to each class of stock (the two classes being common stock and Preferred Stock). Basic net income is calculated by dividing the amount of net income that is apportioned to common stock by the weighted average number of shares of common stock outstanding during the period. In fiscal periods when there were no shares of common stock outstanding, basic net income per share is presented as there were potential common shares outstanding during the period. This per share data is based on the net income which would be attributable to one share of common stock during each period, after apportioning the net income to reflect the participation rights of the holders of Preferred Stock. Diluted net income per share is computed using the if-converted method for the Preferred Stock, if dilutive.

     Net income per share applicable to each class of stock (common stock and Preferred Stock) is as follows (in thousands, except per share data):

	Three Months Ended			Six Months Ended
	June 27, 2004	June 29, 2003		June 27, 2004	June 29, 2003
	Common	Common	Preferred	Common	Common	Preferred
Basic net income per share:	Stock	Stock	Stock	Stock	Stock	Stock
Apportioned net income	$4,875	$1	$11,502	$9,025	$0	$13,115

Total numerator for basic net income per share	$4,875	$1	$11,502	$9,025	$0	$13,115

Weighted average basic shares outstanding	30,367	1	20,229	29,951	1	20,229

Basic net income per share	$0.16	$0.57	$0.57	$0.30	$0.65	$0.65

Note: The Company had outstanding common stock during the six months ended June 29, 2003, but because of rounding, the apportioned net income and total numerator for basic net income per share are recorded at zero.

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	Common	Common	Common	Common
Diluted net income per share:	Stock	Stock	Stock	Stock
Net income	$4,875	$11,503	$9,025	$13,115

Total numerator for diluted net income per share	$4,875	$11,503	$9,025	$13,115

Weighted average shares outstanding:
Basic	30,367	1	29,951	1
Conversion of preferred stock	—	20,229	—	20,229
Options and warrants	1,871	3,715	2,397	3,767

Total diluted	32,238	23,945	32,348	23,997

Diluted net income per share	$0.15	$0.48	$0.28	$0.55

Anti-dilutive common stock options and warrants amounting to 487,545, none, 336,014 and none were excluded from the weighted average shares outstanding from the diluted per share calculation for the three months ended June 27, 2004, the three months ended June 29, 2003, the six months ended June 27, 2004 and the six months ended June 29, 2003, respectively.

8. Segment Information, Operations by Geographic Area and Significant Customers

     Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to determine operating and resource allocation decisions. The Company primarily operates in one business segment, which is the development, marketing and sale of networking products for the small business and home markets. NETGEAR’s headquarters and most of its operations are located in the United States. The Company also conducts sales, marketing and customer service activities through sales offices in Europe, the Middle-East and Africa, or EMEA, and Asia Pacific. Geographic revenue information is based on the location of the reseller or distributor. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

     Net revenue consists of (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
North America	$46,483	$42,818	$94,852	$79,479
EMEA	32,566	18,994	64,245	43,449
Asia Pacific and rest of the world	9,323	7,191	17,700	13,781

	$88,372	$69,003	$176,797	$136,709

     Long-lived assets consist of (in thousands):

	June 27,	December 31,
	2004	2003
North America	$2,937	$3,260
EMEA	42	45
Asia Pacific	359	321

	$3,338	$3,626

     Significant customers (as a percentage of revenue):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
Customer	2004	2003	2004	2003
A	22%	29%	24%	30%
B	19%	14%	18%	17%
C	11%	12%	10%	10%
All others individually less than 10% of revenue	48%	45%	48%	43%

	100%	100%	100%	100%

9. Commitments

Guarantees and Purchase Commitments

     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At June 27, 2004, we had approximately $32.5 million in non-cancelable purchase commitments with suppliers.

Indemnification

     During 2001, the Company entered into an agreement with a law firm with respect to legal consultative and other services in international jurisdictions. Under the agreement, the Company agreed to indemnify the law firm to the fullest extent permitted by law against claims, suits and legal and other expenses incurred by the service provider in the course of providing such services. The terms of the indemnity agreement remain in effect until modified by the parties to the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not received any claims against this agreement and believes the fair value of the indemnification agreement is minimal. Accordingly, the Company has no liability recorded for this agreement as of June 27, 2004.

     The Company also, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has Director and Officer insurance that limits its exposure and enables it to recover a portion of any future amounts paid. To date the Company has not received any claims. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 27, 2004.

     In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes that it has recourse to its suppliers and vendors in the event amounts are required to be paid to settle lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 27, 2004.

     Litigation

     In June 2004, a lawsuit, entitled Weaver v. NetGear, Civil Action RG04161382, was filed against the Company in the Superior Court of California, County of Alameda. The complaint purports to be a class action on behalf of persons who obtained any consumer product manufactured by the Company and sold in California on or after January 1, 2004. Plaintiff alleges that the Company violated California law because it did not disclose on its website that the failure to register a product does not diminish the product's warranty. The complaint seeks unspecified damages and injunctive relief. The Company has not responded to the complaint and no trial date has been set.

     In June 2004, a lawsuit, entitled Zilberman v. NetGear, Civil Action CV021230, was filed against the Company in the Superior Court of California, County of Santa Clara. The complaint purports to be a class action on behalf of all persons or entities in the United States who purchased the Company's wireless products other than for resale. Plaintiff alleges that the Company made false representations concerning the data transfer speeds of its wireless products when used in typical operating circumstances. Similar lawsuits have been filed against other companies within our industry. The Company has filed an answer to the complaint denying the allegations. No trial date has been set.

     These claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Were an unfavorable outcome to occur, there exists the possibility it would have a material adverse impact on our financial position and results of operation for the period in which the unfavorable outcome becomes probable.

10. Related Party Transactions

Manufacturing Agreement

     A substantial portion of the Company’s products are manufactured by Delta Electronics, which is associated with Delta International Holding Ltd., a shareholder of NETGEAR. Product purchases from Delta Electronics amounted to $14.4 million and $19.0 million for the three months ended June 27, 2004 and June 29, 2003, respectively, and $25.7 million and $45.9 million for the six months ended June 27, 2004 and June 29, 2003, respectively. Payables related to these purchases amounted to $8.5 million and $6.4 million at June 27, 2004 and December 31, 2003, respectively, and are included in payables to related parties in the accompanying balance sheets.

11. Subsequent Events

Renewal of Line of Credit Agreement

     On June 28, 2004, the Company extended its revolving line of credit agreement which will now expire on October 24, 2004. The agreement provides for a maximum line of credit of up to $20.0 million including amounts drawn under letters of credit. The annualized interest rate of the bank’s prime rate plus 0.75% is charged on any outstanding credit balance, calculated on a daily basis. Per the line of credit agreement, the bank can issue letters of credit of up to an aggregate face amount of $2.0 million. The Company must maintain a ratio of quick assets to current liabilities of at least 1.25 : 1.00, as of the last day of each calendar month. The Company is not required to maintain compensating balances, however it is required to pay a fee of 0.25% per annum on the unused portion of the total facility and 1.50% per annum for letters of credit.

Building Lease

     On June 30, 2004 the Company entered into an amendment to the master lease agreement relating to the Company’s headquarter facilities in Santa Clara, California. Commencing on January 1, 2005 for a period of three years the Company will increase its leased space from the landlord from 56,372 square feet to 74,002 square feet. The lease amendment also includes an option to further extend the lease to cover the three years ending December 31, 2010.

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

     Our products are sold through multiple sales channels worldwide, including traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and, broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, CompUSA, Costco, Fry’s Electronics, Staples, MediaMarkt (Germany, Austria), PC World (U.K.) and FNAC (France). Online retailers include Amazon.com and Buy.com. Our direct market resellers include CDW Corporation and PC Connection. We have over 8,000 VARs in North America, and more than 3,000 internationally. In addition, we also sell our products through broadband service providers, such as Time-Warner Cable and Comcast in domestic markets and Telstra in Australia and Tele Denmark. Some of these retailers and resellers purchase directly from us, while most are fulfilled through approximately 67 wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro, Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.

Results of Operations

     The following table sets forth the consolidated statements of operations and the percentage change for the three and six months ended June 27, 2004, with the comparable reporting period in the preceding year.

	Three Months Ended			Six Months Ended
	June 27,	Percentage	June 29,	June 27,	Percentage	June 29,
	2004	Change	2003	2004	Change	2003
Net revenue	$88,372	28.1%	$69,003	$176,797	29.3%	$136,709

Cost of revenue:
Cost of revenue	59,975	20.2	49,889	120,874	21.9	99,135
Amortization of deferred stock-based compensation	40	(4.8)	42	82	164.5	31

Total Cost of revenue	60,015	20.2	49,931	120,956	22.0	99,166

Gross profit	28,357	48.7	19,072	55,841	48.7	37,543

Operating expenses:
Research and development	2,277	21.0	1,882	4,620	18.5	3,898
Sales and marketing	15,048	28.5	11,706	29,816	31.5	22,667
General and administrative	3,213	80.6	1,779	6,395	73.7	3,681
Amortization of deferred stock-based compensation:
Research and development	119	15.5	103	237	19.1	199
Sales and marketing	189	5.6	179	377	30.9	288
General and administrative	97	(1.0)	98	194	(22.1)	249

Total operating expenses	20,943	33.0	15,747	41,639	34.4	30,982

Income from operations	7,414	123.0	3,325	14,202	116.5	6,561
Interest income	321	1,184.0	25	544	926.4	53
Interest expense	—	*	(370)	—	*	(731)
Other income, net	206	60.9	128	103	106.0	50

Income before income taxes	7,941	155.5	3,108	14,849	150.3	5,933
Provision for (benefit from) income taxes	3,066	*	(8,395)	5,824	*	(7,182)

Net income	$4,875	(57.6)%	$11,503	$9,025	(31.2)%	$13,115

*	Percentage change not meaningful as prior period basis is a negative amount.

     The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	67.9	72.4	68.4	72.5

Gross margin	32.1	27.6	31.6	27.5

Operating expenses:
Research and development	2.6	2.7	2.6	2.9
Sales and marketing	17.0	17.0	16.9	16.6
General and administrative	3.6	2.6	3.6	2.7
Amortization of deferred stock-based compensation:
Research and development	0.2	0.1	0.2	0.1
Sales and marketing	0.2	0.3	0.2	0.2
General and administrative	0.1	0.1	0.1	0.2

Total operating expenses	23.7	22.8	23.6	22.7

Income from operations	8.4	4.8	8.0	4.8
Interest income	0.4	—	0.3	—
Interest expense	—	(0.5)	—	(0.5)
Other income, net	0.2	0.2	0.1	—

Income before taxes	9.0	4.5	8.4	4.3
Provision for (benefit from) income taxes	3.5	(12.2)	3.3	(5.3)

Net income	5.5%	16.7%	5.1%	9.6%

Quarter Ended June 27, 2004 Compared to Quarter Ended June 29, 2003.

Net Revenue

     Net revenue increased $19.4 million, or 28.1%, to $88.4 million for the quarter ended June 27, 2004, from $69.0 million for the quarter ended June 29, 2003. The increase in revenue was attributable to increased gross shipments of our broadband and wireless products, partially offset by provisions made for rebates and cooperative marketing programs associated with increased retail product sales and price protection.

     In the quarter ended June 27, 2004 revenue generated within North America, EMEA and Asia Pacific was 52.6%, 36.9% and 10.5%, respectively. The comparable net revenue for the quarter ended June 29, 2003 was 62.1%, 27.5% and 10.4%, respectively. The increase in net revenue over the prior year comparable quarter for each region was 8.6%, 71.5% and 29.6%, respectively. The increase in EMEA and Asia Pacific was attributable to increased shipment of broadband and wireless products and Ethernet switches. Further, the Asia Pacific increase was due to our expansion into China and Japan. The geographic mix shift between the three months ended June 27, 2004 and the comparable prior quarter was due to the second quarter being traditionally a seasonally weaker quarter in North America, whereas there is less of an impact of seasonality within the EMEA region during our second quarter.

Cost of Revenue and Gross Margin

     Cost of revenue increased $10.1 million, or 20.2%, to $60.0 million for the quarter ended June 27, 2004, from $49.9 million for the quarter ended June 29, 2003. In addition, our gross margin improved to 32.1% for the quarter ended June 27, 2004, from 27.6% for the quarter ended June 29, 2003. This improvement in gross margin of 4.5% was due primarily to a favorable shift in product mix, especially of newer products which often carry higher gross margins, as well as due to operational efficiency and supply chain management programs that reduced in-bound freight costs. We also took advantage of rebates and prompt payment discounts from our suppliers, which increased $754,000 to $958,000 (an improvement of 0.8% in gross margin) from $204,000 in the three months ended June 29, 2003, and contributed to our gross margin improvement. These improvements in gross margin were partially offset by an increase in cooperative marketing costs and end-user rebates and additional provisions to write down inventory resulting from anticipated warranty returns. Cooperative marketing costs and end-user rebates are recorded as a reduction in net revenue.

Operating Expenses
Research and Development

     Research and development expenses increased $395,000, or 21.0%, to $2.3 million for the quarter ended June 27, 2004, from $1.9 million for the quarter ended June 29, 2003. The increase was primarily due to increased product development costs of $244,000 and legal advice to the Company in respect of potential patent infringement claims of $130,000.

Sales and Marketing

     Sales and marketing expenses increased $3.3 million, or 28.5%, to $15.0 million for the quarter ended June 27, 2004, from $11.7 million for the quarter ended June 29, 2003. Of this increase, $1.2 million was due to increased sales volume, product promotion, advertising, outside technical support expenses and increased operating costs in international locations due to the weakening of the U.S. dollar in relation to the Euro and the British pound. In addition, salary and related expenses for additional sales and marketing personnel increased by $1.4 million, as a result of headcount growth from 101 employees as of June 29, 2003 to 121 as of June 27, 2004, especially due to expansion in certain regions such as China, and freight out charges increased by $604,000 primarily in support of higher revenue.

General and Administrative

     General and administrative expenses increased $1.4 million, or 80.6%, to $3.2 million for the quarter ended June 27, 2004, from $1.8 million for the quarter ended June 29, 2003. This increase was primarily due to increased director and officer insurance costs of $330,000, fees for professional services, composed of systems consulting and accounting and legal, primarily related to expansion of the business and international restructuring of operations, aggregating $548,000, additional costs associated with Sarbanes-Oxley 404 compliance of $280,000 and an increase in employee related costs of $428,000, including employment taxes resulting from the exercise of stock options.

Amortization of Deferred Stock-based Compensation

     During the quarter ended June 27, 2004, we recorded charges of $40,000 in cost of revenue, $119,000 in research and development expenses, $189,000 in sales and marketing expenses, and $97,000 in general and administrative expenses related to amortization of deferred stock-based compensation. During the quarter ended June 29, 2003, we recorded charges of $42,000 in cost of revenue, $103,000 in research and development expenses, $179,000 in sales and marketing expenses, and $98,000 in general and administrative expenses related to the amortization of deferred stock-based compensation. The remaining balance of $3.1 million will be fully amortized by the end of the third quarter of the fiscal year ending December 31, 2007.

Interest Income, Interest Expense and Other Expense, Net

     The aggregate of interest income, interest expense, and other expense, net amounted to net other income of $527,000 for the quarter ended June 27, 2004, compared to net expense of $217,000 for the quarter ended June 29, 2003. This change was primarily due to a decrease of $370,000 in imputed interest expense associated with the Nortel Networks note, following the repayment of the note in August 2003, having earned $321,000 in interest income from the investment of IPO proceeds for the second quarter of 2004 as compared to interest income of $25,000 for the second quarter of 2003, and an increase in the foreign exchange gains.

Provision for (Benefit from) Income Taxes

     Provision for income taxes increased $11.5 million, to $3.1 million for the quarter ended June 27, 2004, from a benefit of $8.4 million for the quarter ended June 29, 2003. The principal reason for the income tax benefit was the reversal of the valuation allowance against our deferred tax assets of $9.8 million during the quarter ended June 29, 2003. The effective tax rate for the quarter ended June 27, 2004 was approximately 39% as compared to an effective rate of (270)% for the quarter ended June 29, 2003.

Six Months Ended June 27, 2004 Compared to Six Months Ended June 29, 2003.

Net Revenue

     Net revenue increased $40.1 million, or 29.3%, to $176.8 million for the six months ended June 27, 2004, from $136.7 million for the quarter ended June 29, 2003. The increase in revenue was attributable to increased gross shipments of our broadband and wireless products, partially offset by provisions made for rebates and cooperative marketing programs associated with increased retail product sales and price protection. Net revenue for the six months ended June 27, 2004 included a net benefit of $1.4 million due to a $1.9 million reduction in requirements for warranty obligations, partially offset by a $450,000 increase in provisions for expected end-user rebates. The benefit from the reduction in required warranty obligations resulted from a change in the estimate of the time taken to receive the returns from customers, which is used to compute the warranty returns obligation. However, there was minimal impact on the gross margin because the gross profit from the net revenue increase was offset by an increase in estimated costs to repair or liquidate inventory relating to warranty returns.

     In the six months ended June 27, 2004 revenue generated within North America, EMEA and Asia Pacific was 53.7%, 36.3% and 10.0%, respectively. The comparable net revenue for the six months ended June 29, 2003 was 58.1%, 31.8% and 10.1%, respectively. The increase in net revenue over the prior year comparable six month period for each region was 19.3%, 47.9% and 28.4%, respectively. The increase in EMEA and Asia Pacific was attributable to increased shipment of broadband and wireless products and Ethernet switches. Further, the Asia Pacific increase was due to our expansion into China and Japan. The geographic mix shift between the six months ended June 27, 2004 and the comparable prior six months was due to the second quarter being traditionally a seasonally weak quarter in North America, whereas there is less of an impact of seasonality within the EMEA region during the second quarter.

Cost of Revenue and Gross Margin

     Cost of revenue increased $21.7 million, or 21.9%, to $120.9 million for the six months ended June 27, 2004, from $99.1 million for the six months ended June 29, 2003. In addition, our gross margin improved to 31.6% for the six months ended June 27, 2004, from 27.5% for the six months ended June 29, 2003. This improvement in gross margin of 4.1% was due primarily to a favorable shift in product mix, including increased sales of newer products, which often carry higher gross margins, as well as due to operational efficiency and supply chain management programs that reduced in-bound freight costs. We also took advantage (an improvement of 1.0% in gross margin) of rebates and prompt payment discounts from our suppliers, which increased $1.8 million to $2.2 million in the six months ended June 27, 2004 from $312,000 in the six months ended June 29, 2003, and contributed to our gross margin improvement. These improvements in gross margin were partially offset by an increase in cooperative marketing costs and end-user rebates and additional provisions to write down inventory resulting from anticipated warranty returns. Cooperative marketing costs and end-user rebates are recorded as a reduction in net revenue.

Operating Expenses
Research and Development

     Research and development expenses increased $722,000, or 18.5%, to $4.6 million for the six months ended June 27, 2004, from $3.9 million for the six months ended June 29, 2003. The increase was primarily due to higher employee related costs for new and existing employees of $214,000. As of June 27, 2004 we had research and development related headcount of 34 employees as compared to 31 as of June 29, 2003. The increase was also due to additional general overhead costs of $112,000 as well as increased product development costs of $188,000 and legal advice to the Company in respect of potential patent infringement claims of $240,000.

Sales and Marketing

     Sales and marketing expenses increased $7.1 million, or 31.5%, to $29.8 million for the six months ended June 27, 2004, from $22.7 million for the six months ended June 29, 2003. Of this increase, $2.8 million was due to increased sales volume, product promotion, advertising, outside technical support expenses and increased operating costs in international locations due to the weakening of the U.S. dollar in relation to the Euro and the British pound. In addition, salary and related expenses for additional sales and marketing personnel increased by $2.6 million, as a result of headcount growth from 101 employees as of June 29, 2003 to 121 as of June 27, 2004, especially due to expansion in certain regions such as China, and freight out charges increased by $1.4 million primarily in support of higher revenue.

General and Administrative

     General and administrative expenses increased $2.7 million, or 73.7%, to $6.4 million for the six months ended June 27, 2004, from $3.7 million for the six months ended June 29, 2003. This increase was primarily due to increased director and officer insurance costs of $660,000, fees for professional services, composed of systems consulting and accounting and legal, primarily related to expansion of the business and international restructuring of operations, aggregating $1.1 million, additional costs associated with Sarbanes-Oxley 404 compliance of $350,000 and an increase in employee related costs of $735,000, including employment taxes resulting from the exercise of stock options.

Amortization of Deferred Stock-based Compensation

     During the six months ended June 27, 2004, we recorded charges of $82,000 in cost of revenue, $237,000 in research and development expenses, $377,000 in sales and marketing expenses, and $194,000 in general and administrative expenses related to amortization of deferred stock-based compensation. During the six months ended June 29, 2003, we recorded charges of $31,000 in cost of revenue, $199,000 in research and development expenses, $288,000 in sales and marketing expenses, and $249,000 in general and administrative expenses related to the amortization of deferred stock-based compensation. The remaining balance of $3.1 million will continue to be amortized on a straight line basis until 2007.

Interest Income, Interest Expense and Other Expense, Net

     The aggregate of interest income, interest expense, and other expense, net amounted to net other income of $647,000 for the six months ended June 27, 2004, compared to net expense of $628,000 for the six months ended June 29, 2003. This change was primarily due to a decrease of $731,000 in imputed interest expense associated with the Nortel Networks note, following the repayment of the note in August 2003, having earned an additional $491,000 in interest income from the investment of IPO proceeds for the six months ended June 27, 2004 and a slight increase of $53,000 in gains associated with foreign currency denominated transactions.

Provision for (Benefit from) Income Taxes

     Provision for income taxes increased $13.0 million, to a provision of $5.8 million for the six months ended June 27, 2004, from a benefit of $7.2 million for the six months ended June 29, 2003. The principal reason for the income tax benefit was the reversal of the valuation allowance against our deferred tax assets of $9.8 million during the quarter ended June 29, 2003. The effective tax rate for the six months ended June 27, 2004 was approximately 39% as compared to an effective rate of (121)% for the six months ended June 29, 2003.

Liquidity and Capital Resources

     As of June 27, 2004 we had cash, cash equivalents and short-term investments totaling $111.2 million. Short- term investments accounted for $12.3 million of this balance.

     Our cash balance increased from $61.2 million as of December 31, 2003, to $98.9 million as of June 27, 2004. Operating activities during the six months ended June 27, 2004 generated cash of $30.1 million primarily from working capital. Accounts receivable decreased by $7.4 million during the six months ended June 27, 2004. Our days sales outstanding decreased from 81 days as of December 31, 2003 to 69 days as of June 27, 2004. The combined decrease in accounts payable and payables to related parties of $1.3 million was offset by an increase in other accrued liabilities of $9.9 million. Investing activities for this period used $841,000 million due primarily to purchases of property and equipment. Financing activities for this period provided cash of $8.5 million due to proceeds from the exercise of stock options.

     Inventory increased to $44.2 million at June 27, 2004 as compared to $39.3 as of December 31, 2003. In the quarter ended June 27, 2004 we experienced inventory turns of approximately 5.4 times, down from 6.3 times in the quarter ended December 31, 2003. The increase in inventory is due to planned seasonal inventory stocking in advance of the back-to-school season.

     We lease office space and equipment under non-cancelable operating leases with various expiration dates through January 2009. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At June 27, 2004, we had approximately $32.5 million in non-cancelable purchase commitments with suppliers.

Contractual Obligations and Off-Balance Sheet Arrangements

     The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of June 27, 2004 and also includes the extension of the building lease for the Company’s headquarters as described in note 11 (in thousands):

	Less than	1-3	3-5
Contractual Obligations	1 Year	Years	Years	Total
Operating leases	$969	$426	$150	$1,545
Amendment to lease on Corporate Headquarters	222	888	222	1,332
Purchase obligations	32,497	—	—	32,497

	$33,688	$1,314	$372	$35,374

     Based on our current plans and market conditions, we believe that our existing cash will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We currently have a revolving line of credit agreement with a bank that allows us to borrow up to a maximum of $20.0 million, including amounts drawn under letters of credit, although this agreement is set to expire in October of 2004. The Company is in the final stages of due diligence with a bank to finalize a new unsecured line of credit that we anticipate will be in place before the existing agreement expires. We cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In addition, as we continue to expand our product offerings, channels and geographic presence, we may require additional working capital. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially reasonable terms, which could have a negative effect on our business and results of operations. Currently we are maintaining a large portion of the remaining proceeds in short-term investment accounts.

Critical Accounting Policies and Estimates

     For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no changes in our critical accounting policies since December 31, 2003.

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

     If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our wholesale distributors and within our sales channel, we may incur increased and unexpected costs associated with this inventory. We currently have limited visibility as to the inventory levels of our Asia Pacific wholesale distributors and sales channel. We generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products. If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory or lose sales and therefore suffer declining gross margins.

We rely on a limited number of wholesale distributors and direct customers for most of our sales, and if they refuse to pay our requested prices or reduce their level of purchases, our net revenue could decline.

     We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the three months ended June 27, 2004, sales to Ingram Micro and its affiliates accounted for 22% of our net revenue and sales to Tech Data and its affiliates accounted for 19% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

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

     Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. Some errors and defects may be discovered only after a product has been installed and used by the end user. For example, in July 2004 we initiated a voluntary recall of approximately 53,000 units of our XE102 wall plugged Ethernet Bridge. To date the costs associated with the voluntary recall have not been significant, nor do we expect future costs to be significant.

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

     In the first half of 2005, we plan to reorganize our foreign subsidiaries and entities to manage and optimize our international operations. Our implementation of this project will require substantial efforts by our staff and could result in increased staffing requirements and related expenses. Failure to successfully execute the restructuring or other factors outside of our control could negatively impact the timing and extent of any benefit we receive from the restructuring. The restructuring will also require us to amend a number of our customer and supplier agreements, which will require the consent of our third-party customers and suppliers. In addition, there could be unanticipated interruptions in our business operations as a result of implementing these changes that could result in loss or delay in revenue causing an adverse effect on our financial results.

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

     International sales comprise a significant amount of our overall net revenue. International sales were 42% in 2003 and 47% in the three months ended June 27, 2004. We anticipate that international sales may grow as a percentage of net revenue. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International sales are subject to a number of risks. For example, we recognize revenue from our international sales when our products reach the country of destination. As a result, if these products are delayed in transit, we are unable to recognize revenue.

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

Changes in existing financial accounting standards or practices or taxation rules or practices may adversely affect our results of operations.

     Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, we currently are not required to record stock-based compensation charges to earnings in connection with stock options grants to our employees. However, the Financial Accounting Standards Board (FASB) has announced a proposal to change generally accepted accounting principles in the United States that, if implemented, would require us to record stock-based compensation charges to earnings for employee stock option grants. Such charges would negatively impact our earnings.

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

     We are currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2004. This effort includes documenting and testing our internal controls and computer system controls, as well as performing security reviews. During the course of these activities we have identified opportunities to enhance some of these controls and are in the process of implementing them. We anticipate, as we continue this effort, additional opportunities will arise where other controls will be enhanced.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     In June 2004, a lawsuit, entitled Weaver v. NetGear, Civil Action RG04161382, was filed against the Company in the Superior Court of California, County of Alameda. The complaint purports to be a class action on behalf of persons who obtained any consumer product manufactured by the Company and sold in California on or after January 1, 2004. Plaintiff alleges that the Company violated California law because it did not disclose on its website that the failure to register a product does not diminish the product's warranty. The complaint seeks unspecified damages and injunctive relief. The Company has not responded to the complaint and no trial date has been set.

     In June 2004, a lawsuit, entitled Zilberman v. NetGear, Civil Action CV021230, was filed against the Company in the Superior Court of California, County of Santa Clara. The complaint purports to be a class action on behalf of all persons or entities in the United States who purchased the Company's wireless products other than for resale. Plaintiff alleges that the Company made false representations concerning the data transfer speeds of its wireless products when used in typical operating circumstances. Similar lawsuits have been filed against other companies within our industry. The Company has filed an answer to the complaint denying the allegations. No trial date has been set.

     These claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome becomes probable.

Item 4. Submission of matters to a Vote of Security Holders

          Our Annual Meeting of Stockholders was held on June 16, 2004, of the 30,259,859 shares of our capital stock entitled to vote at the meeting, 25,658,843 were present in person or by proxy. Our stockholders approved the following matters:

          1. Election of Directors

Nominee	For	Withheld
Patrick C.S. Lo	25,346,609	312,234
Ralph E. Faison	25,523,495	135,348
A. Timothy Godwin	25,486,377	172,466
Linwood A. Lacy, Jr.	25,373,496	285,347
Gerald A. Poch	25,437,174	221,669
Gregory J. Rossmann	25,527,610	131,233
Stephen D. Royer	25,397,162	261,681

          2. A proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as independent public auditors of the Company for the fiscal year ending December 31, 2004 was approved by a vote of 25,396,374 for, 220,305 votes against and 42,164 votes abstaining.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     Report on Form 8-K filed May 10, 2004 under Item 7 and Item 12, for the purpose of furnishing our financial results for the fiscal quarter ended March 28, 2004.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant

/s/ JONATHAN R. MATHER

Jonathan R. Mather
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 11, 2004

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002