Form 10-Q
period 2004-10-03
NETGEAR INC
filed 2004-11-17
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 3, 2004.

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

     The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 31,001,575 as of November 12, 2004.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 3,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$112,434	$61,215
Short-term investments	6,155	12,390
Accounts receivable, net	73,622	74,866
Inventories	40,506	39,266
Deferred income taxes	9,056	9,056
Prepaid expenses and other current assets	4,280	4,169

Total current assets	246,053	200,962
Property and equipment, net	3,373	3,626
Goodwill, net	558	558

Total assets	$249,984	$205,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,300	$24,480
Payable to related parties	5,934	6,412
Accrued employee compensation	5,337	3,871
Other accrued liabilities	45,370	31,299
Deferred revenue	1,734	2,380
Income taxes payable	—	1,765

Total current liabilities	79,675	70,207

Commitments (Note 9)
Stockholders’ equity:
Common stock	31	28
Additional paid-in capital	183,311	164,459
Deferred stock-based compensation	(2,621)	(4,248)
Cumulative other comprehensive income	—	13
Accumulated deficit	(10,412)	(25,313)

Total stockholders’ equity	170,309	134,939

Total liabilities and stockholders’ equity	$249,984	$205,146

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2004	2003	2004	2003
Net revenue	$101,236	$75,785	$278,033	$212,494

Cost of revenue:
Cost of revenue	68,704	54,691	189,578	153,826
Amortization of deferred stock-based compensation	41	46	123	77

Total cost of revenue	68,745	54,737	189,701	153,903

Gross profit	32,491	21,048	88,332	58,591

Operating expenses:
Research and development	2,730	2,079	7,350	5,977
Sales and marketing	15,427	12,419	45,243	35,086
General and administrative	4,411	2,356	10,806	6,037
Amortization of deferred stock-based compensation:
Research and development	85	135	322	334
Sales and marketing	222	227	599	515
General and administrative	104	108	298	357

Total operating expenses	22,979	17,324	64,618	48,306

Income from operations	9,512	3,724	23,714	10,285
Interest income	439	123	983	176
Interest expense	—	(170)	—	(901)
Extinguishment of debt	—	(5,868)	—	(5,868)
Other expense, net	(357)	(95)	(254)	(44)

Income (loss) before income taxes	9,594	(2,286)	24,443	3,648
Provision for (benefit from ) income taxes	3,718	1,664	9,542	(5,517)

Net income (loss)	$5,876	$(3,950)	$14,901	$9,165

Net income (loss) per share:
Basic	$0.19	$(0.15)	$0.49	$0.42

Diluted	$0.18	$(0.15)	$0.46	$0.35

Weighted average shares outstanding for net income (loss) per share calculation:
Basic	30,689	25,684	30,212	21,957

Diluted	32,269	25,684	32,378	25,851

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 3,	September 28,
	2004	2003
Cash flows from operating activities:
Net income	$14,901	$9,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,852	1,447
Amortization of deferred stock-based compensation	1,342	1,283
Deferred income taxes	—	(9,772)
Accretion of note payable to Nortel Networks	—	838
Extinguishment of debt	—	5,868
Tax benefit from exercise of options	9,079	—
Changes in assets and liabilities:
Accounts receivable	1,244	(16,298)
Inventories	(1,240)	(8,656)
Prepaid expenses and other current assets	(111)	(2,595)
Accounts payable	(3,180)	10,045
Payable to related parties	(478)	(9,029)
Accrued employee compensation	1,466	(420)
Other accrued liabilities	14,071	(3,405)
Deferred revenue	(646)	(2,843)
Income taxes payable	(1,765)	(97)

Net cash provided by (used in) operating activities	36,535	(24,469)

Cash flows from investing activities:
Proceeds from sale of short-term investments	6,222	—
Purchase of property and equipment	(1,599)	(1,605)

Net cash provided by (used in) investing activities	4,623	(1,605)

Cash flows from financing activities:
Borrowings under line of credit	—	17,000
Repayments under line of credit	—	(17,000)
Repayment of note payable to Nortel Networks	—	(20,000)
Proceeds from issuance of common stock, net of issuance costs	—	101,809
Proceeds from exercise of options	9,680	71
Proceeds from issuance of common stock under employee stock purchase plan	381	—
Repurchase of Preferred Stock	—	(13)

Net cash provided by financing activities	10,061	81,867

Net increase in cash and cash equivalents	51,219	55,793
Cash and cash equivalents, at beginning of period	61,215	19,880

Cash and cash equivalents, at end of period	$112,434	$75,673

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

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31. The Company’s third quarter of fiscal 2004 included 14 weeks compared to 13 weeks in the third quarter of fiscal 2003. The Company does not believe that the additional week in the third quarter of fiscal 2004 impacts the comparability of the financial results.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and nine months ended October 3, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company’s significant accounting policies have not materially changed during the nine months ended October 3, 2004.

2. Recent Accounting Pronouncements

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. In September 2004, the EITF issued EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’”, which delays the effective date of those paragraphs to be concurrent with the final issuance of EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’”. The Company anticipates that the adoption of EITF 03-1-1 or EITF 03-1-a will not have a material impact on the Company’s financial position or results of operations.

     On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In addition, the proposed statement encourages the use of the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use in the footnotes to our consolidated financial statements. The recommended effective date of the proposed standard for public companies is currently for any fiscal or interim period beginning after June 15, 2005.

     Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statements of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice. In addition, the proposed standard may have a significant impact on our consolidated cash flows from operations as, under this proposed standard, we will be required to reclassify a portion of our tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities. Any reclassification of future cash flow statements would be limited to the amount, if any, by which our actual tax benefit on the exercise of employee stock options, determined on an individual employee basis, exceeds the tax benefit that we would have received based on the employee gains determined under the binomial method and recorded as expenses within our statement of operations. In addition, there are a number of implementation questions that are not fully resolved by the proposed statement. As a result, there may be additional changes reflected in our financial statements upon issuance of the final standard.

3. Stock-based Compensation

     Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the option’s exercise price to purchase that stock. For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net income (loss) would have been changed to the adjusted amounts indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2004	2003	2004	2003
Net income (loss), as reported	$5,876	$(3,950)	$14,901	$9,165
Add:
Employee stock-based compensation included in reported net income (loss)	452	516	1,342	1,283
Less:
Total employee stock-based compensation determined under fair value method	(1,219)	(1,668)	(3,375)	(4,407)

Adjusted net income (loss)	$5,109	$(5,102)	$12,868	$6,041

Basic net income (loss) per share:
As reported	$0.19	$(0.15)	$0.49	$0.42

Pro forma	$0.17	$(0.20)	$0.43	$0.28

Diluted net income (loss) per share:
As reported	$0.18	$(0.15)	$0.46	$0.35

Pro forma	$0.16	$(0.20)	$0.40	$0.23

     The fair value of options granted in the three and nine months ended October 3, 2004 and September 28, 2003, as reported, were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2004	2003	2004	2003
Expected life (in years)	4	4	4	4

Risk-free interest rates	2.9%	2.7%	2.9%	2.7%
Expected volatility	52%	52%	52%	52%
Dividend yield	—	—	—	—

4. Product Warranties

     The Company provides for estimated future warranty obligations upon product delivery based on the number of installed units, historical experience and the Company’s judgment regarding anticipated rates of warranty claims. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the condensed consolidated balance sheets, are as follows (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	October 3,	September 28,
	2004	2003
Balance as of beginning of the period	$11,959	$8,941
Provision for warranty liability for sales made during the period	12,690	9,530
Settlements made during the period	(14,216)	(9,089)

Balance at end of period	$10,433	$9,382

5. Shipping and Handling Fees and Costs

     The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $1.5 million for the three months ended October 3, 2004, $1.0 million for the three months ended September 28, 2003, $4.6 million for the nine months ended October 3, 2004, and $2.8 million for the nine months ended September 28, 2003.

6. Balance Sheet Components

Accounts receivable, net:

	October 3,	December 31,
	2004	2003
	(In thousands)
Gross accounts receivable	$84,673	$83,639
Less: Allowance for doubtful accounts	(1,294)	(1,322)
Allowance for sales returns	(5,351)	(4,845)
Allowance for price protection	(4,406)	(2,606)

Total allowances	(11,051)	(8,773)

Accounts receivable, net	$73,622	$74,866

Inventories:

	October 3,	December 31,
	2004	2003
	(In thousands)
Finished goods	$40,506	$39,266

Other accrued liabilities:

	October 3,	December 31,
	2004	2003
	(In thousands)
Sales and marketing programs	$26,529	$14,207
Warranty obligation	10,433	11,959
Outsourced engineering costs	1,761	1,604
Freight	1,965	937
Other	4,682	2,592

	$45,370	$31,299

7. Net Income (Loss) Per Common Share

     Immediately prior to the effective date of the Company’s initial public offering on July 30, 2003, the Company’s outstanding Preferred Stock was automatically converted into 20,228,480 shares of common stock. Prior to July 30, 2003, the holders of Series A, B and C Preferred Stock were entitled to participate in all dividends paid on common stock, as and when declared by the Board of Directors, on an as-if converted basis. In accordance with EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” the Company has included the impact of Preferred Stock in the computation of basic earnings per share using the “two class” method. Under this method, an earnings allocation formula is used to determine the amount of net income (loss) to be allocated to each class of stock (the two classes being common stock and Preferred Stock). Basic net income (loss) is calculated by dividing the amount of net income that is apportioned to common stock by the weighted average number of shares of common stock outstanding during the period. In fiscal periods when there were no shares of common stock outstanding, basic net income (loss) per share is presented as there were potential common shares outstanding during the period. This per share data is based on the net income (loss) which would be attributable to one share of common stock during each period, after apportioning the net income (loss) to reflect the participation rights of the holders of Preferred Stock. Diluted net income (loss) per share is computed using the if-converted method for the Preferred Stock, if dilutive.

     Net income (loss) per share applicable to each class of stock (common stock and Preferred Stock) is as follows (in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	October 3, 2004	September 28, 2003		October 3, 2004	September 28, 2003
	Common	Common	Preferred	Common	Common	Preferred
Basic net income (loss) per share:	Stock	Stock	Stock	Stock	Stock	Stock
Apportioned net income (loss)	$5,876	$(2,890)	$(1,060)	$14,901	$2,590	$6,575

Total numerator for basic net income (loss) per share	$5,876	$(2,890)	$(1,060)	$14,901	$2,590	$6,575

Weighted average basic shares outstanding	30,689	18,793	6,891	30,212	6,206	15,751

Basic net income (loss) per share	$0.19	$(0.15)	$(0.15)	$0.49	$0.42	$0.42

	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
	Common	Common	Common	Common
Diluted net income (loss) per share:	Stock	Stock	Stock	Stock
Net income (loss)	$5,876	$(3,950)	$14,901	$9,165

Total numerator for diluted net income (loss) per share	$5,876	$(3,950)	$14,901	$9,165

Weighted average shares outstanding:
Basic	30,689	18,793	30,212	6,206
Conversion of preferred stock	—	6,891	—	15,751
Options and warrants	1,580	—	2,166	3,894

Total diluted	32,269	25,684	32,378	25,851

Diluted net income (loss) per share	$0.18	$(0.15)	$0.46	$0.35

Anti-dilutive common stock options and warrants amounting to 563,046, 6,640,000, 424,267 and none were excluded from the weighted average shares outstanding for the diluted per share calculation for the three months ended October 3, 2004, the three months ended September 28, 2003, the nine months ended October 3, 2004 and the nine months ended September 28, 2003, respectively.

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

     Net revenue consists of (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2004	2003	2004	2003
North America	$57,075	$46,172	$151,927	$125,651
EMEA	36,173	24,210	100,418	67,659
Asia Pacific and rest of the world	7,988	5,403	25,688	19,184

	$101,236	$75,785	$278,033	$212,494

     Long-lived assets consist of (in thousands):

	October 3,	December 31,
	2004	2003
North America	$3,015	$3,260
EMEA	43	45
Asia Pacific	315	321

	$3,373	$3,626

     Significant customers (as a percentage of revenue):

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
Customer	2004	2003	2004	2003
Ingram Micro, Inc.	31%	31%	27%	30%
Tech Data Corporation	17%	13%	18%	15%
All others individually less than 10% of revenue	52%	56%	55%	55%

	100%	100%	100%	100%

9. Commitments

Guarantees and Purchase Commitments

     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At October 3, 2004, we had approximately $34.6 million in non-cancelable purchase commitments with suppliers.

Indemnification

     During 2001, the Company entered into an agreement with a law firm with respect to legal consultative and other services in international jurisdictions. Under the agreement, the Company agreed to indemnify the law firm to the fullest extent permitted by law against claims, suits and legal and other expenses incurred by the service provider in the course of providing such services. The terms of the indemnity agreement remain in effect until modified by the parties to the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not received any claims against this agreement and believes the fair value of the indemnification agreement is minimal. Accordingly, the Company has no liability recorded for this agreement as of October 3, 2004.

     The Company also, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has Director and Officer insurance that limits its exposure and enables it to recover a portion of any future amounts paid. To date the Company has not received any claims. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 3, 2004.

     In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes that it has recourse to its suppliers and vendors in the event amounts are required to be paid to settle lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 3, 2004.

     Litigation

     In June 2004, a lawsuit, entitled Weaver v. NetGear, Civil Action RG04161382, was filed against the Company in the Superior Court of California, County of Alameda. The complaint purports to be a class action on behalf of persons who obtained any consumer product manufactured by the Company and sold in California on or after January 1, 2004. Plaintiff alleges that the Company violated California law because it did not disclose on its website that the failure to register a product does not diminish the product’s warranty. The complaint seeks unspecified damages and injunctive relief. In October 2004, the Company and the plaintiff reached a tentative settlement which provides for a payment of $17,500 by the Company. The proposed settlement is subject to final documentation mutually agreeable to both parties and final court approval.

     In June 2004, a lawsuit, entitled Zilberman v. NetGear, Civil Action CV021230, was filed against the Company in the Superior Court of California, County of Santa Clara. The complaint purports to be a class action on behalf of all persons or entities in the United States who purchased the Company’s wireless products other than for resale. Plaintiff alleges that the Company made false representations concerning the data transfer speeds of its wireless products when used in typical operating circumstances. Similar lawsuits have been filed against other companies within our industry. The Company has filed an answer to the complaint denying the allegations. Limited discovery is currently under way and no trial date has been set.

     These claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Were an unfavorable outcome to occur, there exists the possibility it would have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome becomes probable.

10. Related Party Transactions

Manufacturing Agreement

     Certain of the Company’s products are manufactured by Delta Electronics, which is associated with Delta International Holding Ltd., a shareholder of NETGEAR. Product purchases from Delta Electronics amounted to $15.4 million and $9.4 million for the three months ended October 3, 2004 and September 28, 2003, respectively, and $41.1 million and $56.8 million for the nine months ended October 3, 2004 and September 28, 2003, respectively. Payables related to these purchases amounted to $5.9 million and $6.4 million at October 3, 2004 and December 31, 2003, respectively, and are included in payables to related parties in the accompanying balance sheets.

11. Subsequent Events

Renewal of Line of Credit Agreement

     On October 19, 2004, the Company extended its revolving line of credit agreement with Comerica Bank which will now expire on November 24, 2004. The agreement provides for a maximum line of credit of up to $20.0 million including amounts drawn under letters of credit. The annualized interest rate of the bank’s prime rate plus 0.75% is charged on any outstanding credit balance, calculated on a daily basis. Per the line of credit agreement, the bank can issue letters of credit of up to an aggregate face amount of $2.0 million. The Company must maintain a ratio of quick assets to current liabilities of at least 1.25 : 1.00, as of the last day of each calendar month. The Company is not required to maintain compensating balances, however it is required to pay a fee of 0.25% per annum on the unused portion of the total facility and 1.50% per annum for letters of credit. The Company is negotiating to finalize a new unsecured line of credit with Comerica Bank.

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

     Our extensive product line currently includes over 100 different products. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold. Our products are grouped into three major segments within the small business and home markets: Ethernet networking products, broadband products and wireless networking products. Ethernet networking products include switches, network interface cards, or NICs, and print servers. Broadband products include routers and gateways. Wireless networking products include wireless access points, wireless NICs and media adapters. Since we originally launched our business in 1996 with the shipment of Ethernet networking products and a single broadband product, we have continually introduced new products in response to market demand. For example, in 2003, we introduced approximately 48 new products and 36 in the nine months ended October 3, 2004.

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

Results of Operations

     The following table sets forth the consolidated statements of operations and the percentage change for the three and nine months ended October 3, 2004, with the comparable reporting period in the preceding year. The Company’s third quarter of fiscal 2004 included 14 weeks compared to 13 weeks in the third quarter of fiscal 2003. The Company does not believe that the additional week in the third quarter of fiscal 2004 impacts the comparability of the financial results.

	Three Months Ended			Nine Months Ended
	October 3,	Percentage	September 28,	October 3,	Percentage	September 28,
	2004	Change	2003	2004	Change	2003
Net revenue	$101,236	33.6%	$75,785	$278,033	30.8%	$212,494

Cost of revenue:
Cost of revenue	68,704	25.6	54,691	189,578	23.2	153,826
Amortization of deferred stock-based compensation	41	(10.9)	46	123	59.7	77

Total Cost of revenue	68,745	25.6	54,737	189,701	23.3	153,903

Gross profit	32,491	54.4	21,048	88,332	50.8	58,591

Operating expenses:
Research and development	2,730	31.3	2,079	7,350	23.0	5,977
Sales and marketing	15,427	24.2	12,419	45,243	28.9	35,086
General and administrative	4,411	87.2	2,356	10,806	79.0	6,037
Amortization of deferred stock-based compensation:
Research and development	85	(37.0)	135	322	(3.6)	334
Sales and marketing	222	(2.2)	227	599	16.3	515
General and administrative	104	(3.7)	108	298	(16.5)	357

Total operating expenses	22,979	32.6	17,324	64,618	33.8	48,306

Income from operations	9,512	155.4	3,724	23,714	130.6	10,285
Interest income	439	256.9	123	983	458.5	176
Interest expense	—	*	(170)	—	*	(901)
Extinguishment of debt	—	*	(5,868)	—	*	(5,868)
Other expense, net	(357)	275.8	(95)	(254)	477.3	(44)

Income (loss) before income taxes	9,594	*	(2,286)	24,443	570.0	3,648
Provision for (benefit from) income taxes	3,718	123.4	1,664	9,542	*	(5,517)

Net income (loss)	$5,876	* %	$(3,950)	$14,901	62.6%	$9,165

*Percentage change not meaningful as prior period basis is a negative amount.

     The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	67.9	72.2	68.2	72.4

Gross margin	32.1	27.8	31.8	27.6

Operating expenses:
Research and development	2.7	2.7	2.6	2.8
Sales and marketing	15.2	16.4	16.3	16.5
General and administrative	4.4	3.1	3.9	2.8
Amortization of deferred stock-based compensation:
Research and development	0.1	0.2	0.2	0.2
Sales and marketing	0.2	0.3	0.2	0.3
General and administrative	0.1	0.2	0.1	0.2

Total operating expenses	22.7	22.9	23.3	22.8

Income from operations	9.4	4.9	8.5	4.8
Interest income	0.4	0.2	0.4	0.1
Interest expense	—	(0.2)	—	(0.4)
Extinguishment of debt	—	(7.8)	—	(2.8)
Other expense, net	(0.3)	(0.1)	(0.1)	—

Income (loss) before taxes	9.5	(3.0)	8.8	1.7
Provision for (benefit from) income taxes	3.7	2.2	3.4	(2.6)

Net income (loss)	5.8%	(5.2)%	5.4%	4.3%

Quarter Ended October 3, 2004 Compared to Quarter Ended September 28, 2003.

Net Revenue

     Net revenue increased $25.5 million, or 33.6%, to $101.2 million for the quarter ended October 3, 2004, from $75.8 million for the quarter ended September 28, 2003. The increase in revenue was attributable to increased gross shipments of our broadband and wireless products, partially offset by provisions made for rebates and cooperative marketing programs associated with increased retail product sales and price protection.

     In the quarter ended October 3, 2004, revenue generated within North America, EMEA and Asia Pacific was 56.4%, 35.7% and 7.9%, respectively. The comparable net revenue for the quarter ended September 28, 2003 was 61.0%, 31.9% and 7.1%, respectively. The increase in net revenue over the prior year comparable quarter for each region was 23.6%, 49.4% and 47.8%, respectively. The increase in EMEA and Asia Pacific was attributable to increased shipment of broadband and wireless products and Ethernet switches. Further, the EMEA increase was due to growth in all of our EMEA markets and the Asia Pacific increase was due to notable growth in Australia, China and Japan.

Cost of Revenue and Gross Margin

     Cost of revenue increased $14.0 million, or 25.6%, to $68.7 million for the quarter ended October 3, 2004, from $54.7 million for the quarter ended September 28, 2003. In addition, our gross margin improved to 32.1% for the quarter ended October 3, 2004, from 27.8% for the quarter ended September 28, 2003. This improvement in gross margin of 4.3% was due primarily to a favorable shift in product mix towards newer products which often carry higher average selling price and gross margins, cost reductions of mature products, and operational efficiency and supply chain management programs that reduced in-bound freight costs. We also took advantage of rebates and prompt payment discounts from our suppliers, which increased $971,000 to $1.7 million (an improvement of 0.7% in gross margin) from $689,000 in the three months ended September 28, 2003, and contributed to our gross margin improvement. These improvements in gross margin were partially offset by increases in cooperative marketing costs and end-user rebates, as well as issuance of product for customer product replacement and write down of refurbished product inventory totaling $1.8 million. Cooperative marketing costs and end-user rebates are recorded as a reduction in net revenue.

Operating Expenses

Research and Development

     Research and development expenses increased $651,000, or 31.3%, to $2.7 million for the quarter ended October 3, 2004, from $2.1 million for the quarter ended September 28, 2003. The increase was primarily due to increased product development costs of $382,000 and increased salary and payroll related expenses of $194,000 resulting from research and development related headcount growth.

Sales and Marketing

     Sales and marketing expenses increased $3.0 million, or 24.2%, to $15.4 million for the quarter ended October 3, 2004, from $12.4 million for the quarter ended September 28, 2003. Of this increase, $1.3 million was due to product promotion, advertising, outside technical support expenses, all in support of increased volume, and increased operating costs in international locations due to the weakening of the U.S. dollar in relation to the Euro and the British pound. In addition, salary and related expenses for additional sales and marketing personnel increased by $921,000 as a result of sales and marketing related headcount growth, especially due to expansion in the EMEA and Asia Pacific regions, and an increase in freight-out charges of $444,000 primarily in support of higher revenue.

General and Administrative

     General and administrative expenses increased $2.1 million, or 87.2%, to $4.4 million for the quarter ended October 3, 2004, from $2.4 million for the quarter ended September 28, 2003. This increase was primarily due to fees for professional services aggregating $722,000, composed of systems consulting and accounting and legal, which includes a $250,000 proposed settlement of a legal claim. There were also additional costs associated with Sarbanes-Oxley 404 compliance of $948,000 and an increase in employee related costs of $424,000. The increase in employee related costs resulted from an increase in general and administrative related headcount, particularly in the Finance and Information Systems departments, and also includes employment taxes resulting from the exercise of stock options.

Amortization of Deferred Stock-based Compensation

     During the quarter ended October 3, 2004, we recorded charges of $41,000 in cost of revenue, $85,000 in research and development expenses, $222,000 in sales and marketing expenses, and $104,000 in general and administrative expenses related to amortization of deferred stock-based compensation. During the quarter ended September 28, 2003, we recorded charges of $46,000 in cost of revenue, $135,000 in research and development expenses, $227,000 in sales and marketing expenses, and $108,000 in general and administrative expenses related to the amortization of deferred stock-based compensation. The remaining balance of $2.6 million will be fully amortized by the end of the third quarter of the fiscal year ending December 31, 2007.

Interest Income, Interest Expense and Other Expense, Net

     The aggregate of interest income, interest expense, and other expense, net amounted to net other income of $82,000 for the quarter ended October 3, 2004, compared to net expense of $142,000 for the quarter ended September 28, 2003. This change was primarily due to a decrease of $170,000 in imputed interest expense associated with the Nortel Networks note, following the repayment of the note in August 2003, interest earned of $439,000 from cash, cash equivalents and short-term investments for the third quarter of 2004 as compared to interest income of $123,000 for the third quarter of 2003. This was offset by an increase of $262,000 in other charges consisting primarily of foreign exchange losses.

Extinguishment of Debt

     During the quarter ended September 28, 2003, we used $20.0 million of the proceeds, from the initial public offering, to repay debt that had a carrying value of $14.1 million. The repayment of debt resulted in recognition of an extinguishment of debt charge of $5.9 million in the third quarter of 2003 due to the acceleration of interest expense equal to the unamortized discount balance at the date of repayment.

Provision for Income Taxes

     Provision for income taxes increased $2.1 million, to $3.7 million for the quarter ended October 3, 2004, from $1.7 million for the quarter ended September 28, 2003. The effective tax rate for the quarter ended October 3, 2004 was approximately 39% and differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses, offset by tax credits. The effective tax rate for the quarter ended September 28, 2003 of approximately 73% was higher than our statutory tax rate of approximately (35%) primarily due to the $5.9 million charge for extinguishment of debt, which is non-deductible for tax purposes.

Nine Months Ended October 3, 2004 Compared to Nine Months Ended September 28, 2003.

Net Revenue

     Net revenue increased $65.5 million, or 30.8%, to $278.0 million for the nine months ended October 3, 2004, from $212.5 million for the nine months ended September 28, 2003. The increase in revenue was attributable to increased gross shipments of our broadband and wireless products, partially offset by provisions made for rebates and cooperative marketing programs associated with increased retail product sales and price protection. Net revenue for the nine months ended October 3, 2004 included a benefit of $1.9 million due to a reduction in requirements for warranty obligations. The benefit from the reduction in required warranty obligations resulted from a change in the estimate of the time taken to receive the returns from customers, which is used to compute the warranty returns obligation. However, there was minimal impact on the gross margin because the gross profit from the net revenue increase was offset by an increase in estimated costs to repair or liquidate inventory relating to warranty returns.

     In the nine months ended October 3, 2004 revenue generated within North America, EMEA and Asia Pacific was 54.7%, 36.1% and 9.2%, respectively. The comparable net revenue for the nine months ended September 28, 2003 was 59.1%, 31.9% and 9.0%, respectively. The increase in net revenue over the prior year comparable nine month period for each region was 20.9%, 48.4% and 33.9%, respectively. The increase in all regions was attributable to increased shipment of broadband and wireless products and Ethernet switches, due in part to the continuous introduction of new products into all channels.

Cost of Revenue and Gross Margin

     Cost of revenue increased $35.8 million, or 23.2%, to $189.6 million for the nine months ended October 3, 2004, from $153.8 million for the nine months ended September 28, 2003. In addition, our gross margin improved to 31.8% for the nine months ended October 3, 2004, from 27.6% for the nine months ended September 28, 2003. This improvement in gross margin of 4.2% was due primarily to a favorable shift in product mix, including increased sales of newer products, which often carry higher average selling prices and gross margins, as well as operational efficiency and supply chain management programs that reduced in-bound freight costs. We also earned rebates and prompt payment discounts from our suppliers, which increased $2.8 million to $3.8 million in the nine months ended October 3, 2004 from $1.0 million in the nine months ended September 28, 2003, an improvement of 0.9% in gross margin. These improvements in gross margin were partially offset by an increase in cooperative marketing costs and end-user rebates, as well as additional provisions to write down inventory resulting from anticipated warranty returns. Cooperative marketing costs and end-user rebates are recorded as a reduction in net revenue.

Operating Expenses

Research and Development

     Research and development expenses increased $1.4 million, or 23.0%, to $7.4 million for the nine months ended October 3, 2004, from $6.0 million for the nine months ended September 28, 2003. The increase primarily consisted of increased product development costs of $539,000 and higher employee related costs for new and existing employees of $409,000.

Sales and Marketing

     Sales and marketing expenses increased $10.2 million, or 28.9%, to $45.2 million for the nine months ended October 3, 2004, from $35.1 million for the nine months ended September 28, 2003. Of this increase, $4.0 million was due to product promotion, advertising, outside technical support expenses, all in support of the increased sales volume, and increased operating costs in international locations due to the weakening of the U.S. dollar in relation to the Euro and the British pound. In addition, salary and related expenses for additional sales and marketing personnel increased by $3.5 million resulting from sales and marketing related headcount growth, especially due to expansion in the EMEA and Asia Pacific regions, and freight out charges increased by $1.9 million primarily in support of higher revenue.

General and Administrative

     General and administrative expenses increased $4.8 million, or 79.0%, to $10.8 million for the nine months ended October 3, 2004, from $6.0 million for the nine months ended September 28, 2003. This increase was primarily due to increased director and officer insurance costs of $705,000 and fees for professional services aggregating $1.8 million. Professional services fees consisted of systems consulting, accounting and legal fees, inclusive of a $250,000 proposed settlement of a legal claim. There were also additional costs associated with Sarbanes-Oxley 404 compliance of $1.3 million and an increase in employee related costs of $1.2 million. The increase in employee related costs resulted from an increase in general and administrative related headcount, particularly in the Finance and Information Systems departments, and also included employment taxes resulting from the exercise of stock options.

Amortization of Deferred Stock-based Compensation

     During the nine months ended October 3, 2004, we recorded charges of $123,000 in cost of revenue, $322,000 in research and development expenses, $599,000 in sales and marketing expenses, and $298,000 in general and administrative expenses related to amortization of deferred stock-based compensation. During the nine months ended September 28, 2003, we recorded charges of $77,000 in cost of revenue, $334,000 in research and development expenses, $515,000 in sales and marketing expenses, and $357,000 in general and administrative expenses related to the amortization of deferred stock-based compensation. The remaining balance of $2.6 million will continue to be amortized on a straight line basis until 2007.

Interest Income, Interest Expense and Other Expense, Net

     The aggregate of interest income, interest expense, and other expense, net amounted to net other income of $729,000 for the nine months ended October 3, 2004, compared to net expense of $769,000 for the nine months ended September 28, 2003. This change was primarily due to a decrease of $901,000 in imputed interest expense associated with the Nortel Networks note, following the repayment of the note in August 2003, as well as an additional $807,000 in interest income from the investment of IPO proceeds for the nine months ended October 3, 2004. This was offset by a slight increase in other expenses of $210,000 consisting primarily of losses associated with foreign currency denominated transactions.

Extinguishment of Debt

     During the quarter ended September 28, 2003, we used $20.0 million of the proceeds, from the initial public offering, to repay debt that had a carrying value of $14.1 million. The repayment of debt resulted in recognition of an extinguishment of debt charge of $5.9 million in the third quarter of 2003 due to the acceleration of interest expense equal to the unamortized discount balance at the date of repayment.

Provision for (Benefit from) Income Taxes

     Provision for income taxes increased $15.1 million, to a provision of $9.5 million for the nine months ended October 3, 2004, from a benefit of $5.5 million for the nine months ended September 28, 2003. The effective tax rate for the nine months ended October 3, 2004 was approximately 39% and differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses, offset by tax credits. The effective tax rate was (151)% for the nine months ended September 28, 2003. The principal reason for the income tax benefit in this period was the reversal of the valuation allowance against our deferred tax assets of $9.8 million offset by provisions on taxable income including state taxes and a $5.9 million charge for extinguishment of debt, which is non-deductible for tax purposes. The effective tax rate for the nine months ended October 3, 2004 does not include the impact of the retroactive reinstatement of the U. S. Research and Development tax credit. Accordingly, our effective tax rate could change in the fourth quarter of 2004.

Liquidity and Capital Resources

     As of October 3, 2004 we had cash, cash equivalents and short-term investments totaling $118.6 million. Short- term investments accounted for $6.2 million of this balance.

     Our cash balance increased from $61.2 million as of December 31, 2003, to $112.4 million as of October 3, 2004. Operating activities during the nine months ended October 3, 2004 generated cash of $36.5 million primarily from working capital. Accounts receivable decreased by $1.2 million during the nine months ended October 3, 2004. Our days sales outstanding decreased from 81 days as of December 31, 2003 to 71 days as of October 3, 2004. The combined decrease in accounts payable and payables to related parties of $3.6 million was offset by an increase in other accrued liabilities of $14.1 million primarily relating to sales and marketing programs. Investing activities for this period generated $4.6 million due primarily to the sale of short-term investments partially offset by purchases of property and equipment. Financing activities for this period provided cash of $10.1 million primarily due to proceeds from the exercise of stock options.

     Inventory increased to $40.5 million at October 3, 2004 as compared to $39.3 as of December 31, 2003. In the quarter ended October 3, 2004 we experienced inventory turns of approximately 6.8 times, up from 6.3 times in the quarter ended December 31, 2003. The slight increase in inventory is due to planned seasonal inventory stocking in advance of the holiday season.

     We lease office space and equipment under non-cancelable operating leases with various expiration dates through January 2009. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At October 3, 2004, we had approximately $34.6 million in non-cancelable purchase commitments with suppliers.

Contractual Obligations and Off-Balance Sheet Arrangements

     The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of October 3, 2004 (in thousands):

	Less than	1-3	3-5
Contractual Obligations	1 Year	Years	Years	Total
Operating leases	$957	$1,264	$235	$2,456
Purchase obligations	34,625	—	—	34,625

	$35,582	$1,264	$235	$37,081

     Based on our current plans and market conditions, we believe that our existing cash will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We currently have a revolving line of credit agreement with Comerica Bank that allows us to borrow up to a maximum of $20.0 million, including amounts drawn under letters of credit, which expires in November 2004. We are negotiating to finalize a new unsecured line of credit with Comerica Bank. We cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In addition, as we continue to expand our product offerings, channels and geographic presence, we may require additional working capital. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially reasonable terms, which could have a negative effect on our business and results of operations.

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

Risk Factors Affecting Future Results

Investing in our common stock involves a high degree of risk. The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. Any of the following risks could materially adversely affect our business operations, results of operations and financial condition and could result in a complete loss of your investment.

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

     We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. Our principal competitors in the small business market include 3Com Corporation, Allied Telesyn International, Dell Computer Corporation, D-Link Systems, Inc., Hewlett-Packard Company, the Linksys division of Cisco Systems and Nortel Networks. Our principal competitors in the home market include Belkin Corporation, D-Link and the Linksys division of Cisco Systems. Other current and potential competitors include numerous local vendors such as Siemens Corporation in Europe, Corega International SA and Melco, Inc./Buffalo Technology in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products.

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

     We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the three months ended October 3, 2004, sales to Ingram Micro and its affiliates accounted for 31% of our net revenue and sales to Tech Data and its affiliates accounted for 17% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

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

Recently enacted and proposed changes in securities laws and related regulations could result in increased costs to us.

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and recent rules enacted and proposed by the SEC and the Nasdaq National Market, are resulting in increased costs to us as we respond to their requirements. In particular, complying with the internal control audit requirements of Sarbanes-Oxley Section 404 is resulting in increased internal efforts and higher fees from our independent accounting firm and compliance consultant. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs that we may incur as we implement these new and proposed rules.

We are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could impact the reliability of our internal controls over financial reporting.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

     We are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

     We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new requirements. If we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required by Auditing Standard No. 2 to support their attestation report, we would likely lose investor confidence in the reliability, accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell our products and our operating expenses could increase.

     We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. For example, in the second half of 2004, ports on the West Coast have experienced and continue to experience higher than usual shipping traffic, resulting in congestion and delays in our product shipment schedules. Labor disputes among freight carriers are common, especially in EMEA, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. Since September 11, 2001, the rate of inspection of international freight by governmental entities has substantially increased, and has become increasingly unpredictable. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue. In addition, if the recent increases in fuel prices were to continue, our transportation costs would likely further increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using air freight to meet unexpected spikes in demand or to bring new product introductions to market quickly. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

We depend on a limited number of third-party contract manufacturers for substantially all of our manufacturing needs. If these contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may suffer.

     All of our products are manufactured, assembled, tested and packaged by a limited number of original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs. Substantially all of our products are manufactured by Cameo Communications Corporation, Delta Networks, Inc., Foxconn Corporation, SerComm Corporation and Z-Com, Inc. We rely on our contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer. We do not have any long-term contracts with any of our third-party contract manufacturers. Some of these third-party contract manufacturers produce products for our competitors. The loss of the services of any of our primary third-party contract manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.

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

     We provide our third-party contract manufacturers with a rolling forecast of demand, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as wireless local area network chipsets, switching fabric chips, physical layer transceivers, connector jacks and metal and plastic enclosures. If our forecasts are less than our actual requirements, our contract manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our contract manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our contract manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an over supply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur.

We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements, we may lose sales and experience increased component costs.

     Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Our contract manufacturers purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if our suppliers experience financial or other difficulties or if worldwide demand for the components they provide increases significantly, the availability of these components could be limited. It could be difficult, costly and time-consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products. If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed. This would affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose market share.

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

     International sales comprise a significant amount of our overall net revenue. International sales were 42% in 2003 and 44% in the three months ended October 3, 2004. We anticipate that international sales may grow as a percentage of net revenue. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International sales are subject to a number of risks. For example, we recognize revenue from our international sales when our products reach the country of destination. As a result, if these products are delayed in transit, we are unable to recognize revenue.

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

We currently do not engage in any currency hedging transactions. Substantially all of our international sales are currently invoiced in United States dollars. Nonetheless, as we expand our international operations, we are exploring the option of allowing both invoicing and payment in additional foreign currencies and our exposure to losses in foreign currency transactions may increase. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declined in value relative to a local currency, we could be required to pay more for our expenditures in that market, including salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, we may lose customers if exchange rate fluctuations, currency devaluations or economic crises increase the local currency price of our products or reduce our customers’ ability to purchase products.

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

     Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, we currently do not record stock-based compensation charges to earnings in connection with stock option grants to our employees. However, on October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2004. Statement 123R will negatively impact our earnings.

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

     We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2004. This effort includes documenting and testing our internal controls and computer system controls, as well as performing security reviews. During the course of these activities we have identified opportunities to enhance some of these controls and are in the process of implementing them. We anticipate, as we continue this effort, additional opportunities will arise where other controls will be enhanced.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     In June 2004, a lawsuit, entitled Weaver v. NetGear, Civil Action RG04161382, was filed against us in the Superior Court of California, County of Alameda. The complaint purports to be a class action on behalf of persons who obtained any consumer product manufactured by the Company and sold in California on or after January 1, 2004. Plaintiff alleges that we violated California law because we did not disclose on our website that the failure to register a product does not diminish the product’s warranty. The complaint seeks unspecified damages and injunctive relief. In October 2004, we and the plaintiff reached a tentative settlement which provides for a payment of $17,500 by us. The proposed settlement is subject to final documentation mutually agreeable to both parties and final court approval.

     In June 2004, a lawsuit, entitled Zilberman v. NetGear, Civil Action CV021230, was filed against us in the Superior Court of California, County of Santa Clara. The complaint purports to be a class action on behalf of all persons or entities in the United States who purchased our wireless products other than for resale. Plaintiff alleges that we made false representations concerning the data transfer speeds of its wireless products when used in typical operating circumstances. Similar lawsuits have been filed against other companies within our industry. We have filed an answer to the complaint denying the allegations. Limited discovery is underway and no trial date has been set.

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

Item 5. Other Information.

     On October 18, 2004, we entered into an employment agreement with Albert Y. Liu, our General Counsel and Secretary. The agreement provides that if within one year following a change of control of the company Mr. Liu is terminated without cause or resigns for good reason, he is entitled to receive two years of acceleration of any unvested portion of his stock options. If he is terminated without cause, he is entitled to receive severance payments at his final base salary rate for a period of 13 weeks and will continue to have his stock options vest for a period of three months after such termination.

     We and Christopher Marshall, our former Vice President, Finance, entered into a severance agreement and release, effective as of November 12, 2004. Pursuant to the terms of his separation agreement, he is receiving 26 weeks of severance pay and benefits and will continue to have his options vest through a period of six months following his separation from us. Mr. Marshall has agreed to a one-year non-solicitation period regarding our employees.

Item 6. Exhibits.

     Exhibits.

Exhibit
Number	Description
10.1	Loan and Security Agreement Extension, dated October 19, 2004, between the registrant and Comerica Bank-California

10.2	Second Amendment to Lease, dated June 30, 2004, between the registrant and Dell Associates II-A

10.3	Employment Agreement, dated as of October 18, 2004, between the registrant and Albert Y. Liu

10.4	Severance agreement and release, effective as of November 12, 2004, between the registrant and Christopher Marshall

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant

/s/ JONATHAN R. MATHER

Jonathan R. Mather
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 17, 2004

Exhibit Index

Exhibit
Number	Description
10.1	Loan and Security Agreement Extension, dated October 19, 2004, between the registrant and Comerica Bank-California

10.2	Second Amendment to Lease, dated June 30, 2004, between the registrant and Dell Associates II-A

10.3	Employment Agreement, dated as of October 18, 2004, between the registrant and Albert Y. Liu

10.4	Severance agreement and release, effective as of November 12, 2004, between the registrant and Christopher Marshall

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002