Form 10-K
period 2004-12-31
NETGEAR INC
filed 2005-03-16
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933.

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to
Commission file number 0-50350

NETGEAR, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0419172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Great America Parkway, Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)
(Registrant’s telephone number, including area code)
(408) 907-8000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant 12(g) of the Act:
Common Stock, par value $0.001
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of June 27, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 30,550,167 shares of the Registrant’s Common Stock outstanding.
      The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 31,681,541 shares as of February 25, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
General
      We design, develop and market networking products for small business, which we define as a business with fewer than 250 employees, and home users. We are focused on satisfying the ease-of-use, quality, reliability, performance and affordability requirements of these users. Our product offerings enable users to share Internet access, peripherals, files, digital multimedia content and applications among multiple personal computers, or PCs, and other Internet-enabled devices. We sell our products primarily through a global sales channel network, which includes traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers. A summary of our net revenue and assets for our business is found in Note 8 to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. A discussion of factors potentially affecting our operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors Affecting Future Results,” under Part II, Item 7 of this Form 10-K.
      We were incorporated in Delaware on January 8, 1996. Our principal executive offices are located at 4500 Great America Parkway, Santa Clara, California 95054, and our telephone number at that location is (408) 907-8000. We file reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy our reports, proxy statements and other information filed by us at the public reference room of the SEC located at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. Our filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov, and, as soon as practicable after such reports are filed with the SEC, free of charge through a hyperlink on our Internet website at http://www.netgear.com. Information contained on the website is not a part of this Form 10-K.
Product Offerings
      Our products are grouped into three major product lines within the small business and home markets: Ethernet networking products, broadband products and wireless networking products, with each product group including a combination of switches, adapters, and wired and wireless devices. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold.
      Ethernet networking products. Ethernet is the most commonly used wired network protocol for connecting devices in today’s home and small-office networks. Our Ethernet networking products include:

•	switches, which are multiple port devices used to network PCs and peripherals;

•	network interface cards, adapters and bridges, that connect PCs and other equipment to a network; and

•	peripheral servers, such as print servers that manage printing on a network.
      Broadband products. Broadband is a transmission medium capable of moving more information and at a higher speed over networks than traditional narrowband frequencies. Our broadband products include:

•	routers, which are used to connect two networks together, such as a local area network and the Internet;

•	gateways, or routers with an integrated modem for Internet access;

•	IP telephony products, used for transmitting voice communications over a network; and

•	products that include an integrated wireless access point, such as a wireless gateway.
      Wireless networking products. Wireless technology allows users to seek the convenience and flexibility of operating their PCs, laptops and related computing devices in a more mobile manner. Our wireless networking products include:

•	access points, which provide a wireless link between a wired network and wireless devices;

•	wireless network interface cards and adapters; and

•	media adapters and bridges, which wirelessly connect PCs, stereos, TVs and other equipment to a network.
      We customize our products to meet the specific needs of both the small business and home markets, tailoring various elements of the product design, including component specification, physical characteristics such as casing, design and coloration, and specific hardware and software features to meet the needs of these markets. We also leverage many of our technological developments, high volume manufacturing, technical support and engineering infrastructure across both markets to maximize business efficiencies.
      Our small business products are designed with an industrial appearance, including metal cases, and for some product categories, the ability to mount the product within standard data networking racks. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a small business user. For example, we offer data transfer rates up to one Gigabit per second for our business products to meet the higher capacity requirements of business users. These products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. Security requirements within our broadband products include firewall and virtual private network capabilities that allow for secure interactions between remote offices and business headquarter locations. Our wireless product offerings for the small business market include enhanced security and configurability often required in a business setting.
      Our home products are designed with pleasing visual and physical aesthetics that are more desirable in a home environment. For example, products featuring our Platinum I and II series physical designs have a silver/white coloring and lighter plastic casings to appeal to home users. Our wireless offerings in the home are generally at a lower price than higher security and configurability wireless offerings for the small business market. Our broadband products are available with features such as parental control capabilities and firewall security, to allow for safer, more controlled Internet usage in families with children. Our broadband products designed for the home market also contain advanced installation software that guides a less sophisticated data networking user through the installation process with their broadband service provider, using a graphical user interface and simple point and click operations. Our home product offerings include wall-plug data transmission modes which allow home users to take advantage of their existing electrical wiring infrastructure for transmitting data among network components.
Sales Channels
      We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct marketing resellers, or DMRs, value added resellers, or VARs, and broadband service providers.
      Retailers. Our retail channel primarily supplies products that are sold into the home market. We sell directly to, or enter into consignment arrangements with, a number of our traditional retailers. The remaining traditional retailers, as well as our online retailers, are fulfilled through wholesale distributors, the largest of which are Ingram Micro and Tech Data. We work directly with our retail channels on market development activities, such as co-advertising, in-store promotions and demonstrations, event sponsorship and sales associate training, as well as establishing “store within a store” websites and banner advertising.
      DMRs and VARs. We primarily sell our small business products through an extensive network of DMRs and VARs. Our DMRs include companies such as CDW and Insight. VARs include our network of registered Powershift Partners, or resellers who achieve prescribed quarterly sales goals and as a result may receive sales incentives, marketing support and other program benefits from us. Our products are also resold by a large number of smaller VARs whose sales are not large enough to qualify them for our Powershift Partner program. Our DMRs and VARs generally purchase our products through our wholesale distributors, primarily Ingram Micro and Tech Data.
      Broadband Service Providers. We also supply our products directly to broadband service providers in North America and internationally, who distribute our products to their subscribers.
      We derive a substantial portion of our net revenue from international sales. International sales as a percentage of net revenue grew from 37% in 2002 to 42% in 2003 and 46% in 2004. Sales in Europe, Middle East and Africa, or EMEA, grew from $99.4 million in 2003 to $144.6 million in 2004, representing an increase of approximately 45% during that period. We continue to penetrate growing markets such as China, Italy, Japan, Spain and Sweden. The table below sets forth our net revenue by major geographic region.

	Year Ended December 31,

		Percentage		Percentage
	2002	Change	2003	Change	2004

	(In thousands)
North America	$150,096	15%	$172,885	19%	$205,587
EMEA	68,006	46%	99,422	45%	144,590
Asia Pacific and rest of world	19,229	40%	26,995	22%	32,962

Total	$237,331	26%	$299,302	28%	$383,139

      We generally earn revenue upon the first sale of our products and earn no additional revenue upon the subsequent resale, if applicable, of our products, except to some US retailers to which we have consignment sales arrangements. Revenues from significant customers as a percentage of our total revenues for the years ended December 31, 2002, 2003 and 2004 were as follows:

	December 31,

Customer	2002	2003	2004

Ingram Micro, Inc.	32%	31%	27%
Tech Data Corporation	20%	15%	18%

Research and Development
      As of December 31, 2004, we had 43 employees engaged in research and development. We believe that our success depends on our ability to develop products that meet the changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate new technologies and develop new products. Our research and development employees work closely with our manufacturing partners to bring our products to market in a timely, high quality and cost-efficient manner.
      We identify and qualify new technologies, and we work closely with our various technology suppliers and manufacturing partners to develop products using one of the two manufacturing methodologies described below.
      ODM. Under the original design manufacturer, or ODM, methodology, which we use for most of our product development activities, we define the product concept and specification and perform the technology selection. We then coordinate with our technology suppliers while they develop the chipsets, software drivers and detailed circuit designs. Once prototypes are completed, we work with our ODMs to complete the debugging and systems integration and testing. Our ODMs conduct all of the agency approval processes for electrical safety and electromagnetic interference. After completion of the final tests, agency approvals and product documentation, the product is released for production.
      OEM. Under the original equipment manufacturer, or OEM, methodology, which we use for a limited number of products, we define the product specification and then purchase the product from OEM suppliers that have existing products fitting our design requirements. Once a technology supplier’s product is selected, we work with the OEM supplier to complete the cosmetic changes to fit into our mechanical and packaging design, as well as our documentation standard. The OEM supplier completes regulatory approvals on our behalf. When all design verification and regulatory testing is completed, the product is released for production.
      Our internal research and development efforts focus on improving the industrial design of our products and enhancing their ease-of-use. Our total research and development expenses were $9.9 million in 2004, $8.2 million in 2003 and $7.4 million in 2002.
Manufacturing
      Our primary manufacturing contractors are ASUSTek Computer, Inc., Cameo Communications Inc., Delta Networks Incorporated, Hon Hai Precision Industry Co., Ltd., SerComm Corporation and Z-Com, Inc., all of which are headquartered in Taiwan. The actual manufacturing of our products occurs both in Taiwan and mainland China. We distribute our manufacturing among these key suppliers to avoid excessive concentration with a single supplier. Delta Networks Incorporated is associated with Delta International Holding Ltd.. In addition to their responsibility for the manufacturing of our products, our manufacturers purchase all necessary parts and materials to produce complete, finished goods. To maintain quality standards for our suppliers, we have established our own product testing and quality organization based in Hong Kong, which is responsible for auditing and inspecting product quality on the premises of our contractors.
      We currently outsource warehousing and distribution logistics to three third party logistics providers who are responsible for warehousing, distribution logistics and customer order fulfillment. In addition, these parties are also responsible for some final packaging of our products including bundling components to form kits, and inserting appropriate documentation and power adapters. APL Logistics Americas, Ltd. in Walnut, California serves the Americas region, Kerry Logistics Ltd. in Hong Kong serves the Asia Pacific region, and Furness Logistics BV in the Netherlands serves the Europe, Middle East and Africa, or EMEA, region.
Sales and Marketing
      As of December 31, 2004, we had 123 employees engaged in sales and marketing. We work directly with our resellers on market development activities, such as co-advertising, in-store promotions and demonstrations, event sponsorship and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our product marketing and corporate marketing groups.
      Our product marketing group focuses on product strategy, product development roadmaps, the new product introduction process, product lifecycle management, demand assessment and competitive analysis. The group works closely with our sales and research and development groups to align our product development roadmap to meet customer technology demands from a strategic perspective. The group also ensures that product development activities, product launches, channel marketing program activities, and ongoing demand and supply planning occur in a well-managed, timely basis in coordination with our development, manufacturing, and sales groups, as well as our ODM, OEM and sales channel partners.
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
      We conduct much of our international sales and marketing operations through NETGEAR International, Inc., our domestic subsidiary, as well as through NETGEAR Deutschland GmbH, a German company, and NETGEAR Japan KK, a Japanese company, each wholly-owned subsidiaries of NETGEAR International, Inc.
Technical Support
      We provide technical support to our customers through a combination of limited permanent employees and an extensive use of subcontracted, “out-sourcing” resources. Although we design our products to require minimal technical support, if a customer requires assistance, we generally provide free, high-quality technical advice worldwide over the phone and Internet for a specified period of time, generally less than one year. We currently subcontract first and second level technical support for our products and as of December 31, 2004 we were utilizing approximately 450 part-time and full-time individuals to answer customers’ technical questions. First level technical support represents the first team member a customer will reach with questions; and, typically, these individuals are able to answer routine technical questions. If they are unable to resolve the issue, the first level support member will forward the customer to our more highly trained second level support group. The most difficult or unique questions are forwarded to NETGEAR employees. This 11 person in-house staff provides the most sophisticated support when customer issues require escalation.
      In addition to providing third level technical support, these internal NETGEAR employees design our technical support database and are responsible for training and managing our outsourced sub-contractors. We utilize the information gained from customers by our technical support organization to enhance our current and future products.
      In North America, the United Kingdom and Australia, the first and second level technical support is provided 24 hours a day, 7 days a week, 365 days a year on toll-free lines. Local language support is also available during local business hours in Austria, China, France, Germany, Italy, Japan, Korea, Spain and Sweden.
Competition
      The small business and home networking markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•	within the small business networking market, companies such as 3Com, Allied Telesyn, The Linksys division of Cisco Systems, Dell Computer, D-Link, Hewlett-Packard and Nortel Networks; and

•	within the home networking market, companies such as Belkin Corporation, D-Link, and The Linksys division of Cisco Systems.

      Other current competitors include numerous local vendors such as Siemens Corporation in Europe, Correga International SA and Melco, Inc./ Buffalo Technology in Japan and TP-Link in China. Our potential competitors include consumer electronics vendors who could integrate networking capabilities into their line of products.
      Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. For example, Dell Computer has significant brand name recognition and has an advertising presence substantially greater than ours. Similarly, Cisco Systems is well recognized as a leader in providing networking solutions to businesses and has substantially greater financial resources than we do. Several of our competitors, such as The Linksys division of Cisco Systems and D-Link, offer a range of products that directly compete with most of our product offerings. Several of our other competitors primarily compete in a more limited manner. For example, Hewlett-Packard sells networking products primarily targeted at larger businesses or enterprises. However, the competitive environment in which we operate changes rapidly. Other large companies with significant resources could become direct competitors, either through acquiring a competitor or through internal efforts.
      We believe that the principal competitive factors in the small business and home markets for networking products are product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product performance, features, functionality and reliability, price, ease-of-installation, maintenance and use, and customer service and support.
      To remain competitive, we believe we must invest significant resources in developing new products, enhancing our current products, expanding our sales channels and maintaining customer satisfaction worldwide.
Intellectual Property
      We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark and trade secret and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold patents relating to our home product design, and currently have a number of pending United States patent applications related to technology and products offered by us. In addition, we rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. We typically retain limited exclusivity over intellectual property we jointly develop with our OEM and ODM manufacturers. Our success will depend in part on our continued ability to have access to these technologies.
      We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products, including NETGEAR, the GearGuy logo, Everybody’s connecting, ProSafe, RangeMax and Smart Wizard, in the United States and internationally. We have registered several Internet domain names that we use for electronic interaction with our customers including dissemination of product information, marketing programs, product registration, sales activities, and other commercial uses.
Employees
      As of December 31, 2004, we had 269 employees, with 134 in sales, marketing and technical support, 43 in research and development, 42 in operations, and 50 in finance, information systems and administration. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

      In fiscal 2004, we utilized TriNet Employer Group, Inc., an employer services company, to provide human resource services. TriNet was the employer of record for payroll, benefits, employee relations and other employment-related administration matters. We terminated our arrangement with TriNet at the end of fiscal 2004, and we will be the employer of record going forward.
Executive Officers of the Registrant
      The following table sets forth the names, ages and positions of our executive officers as of March 1, 2005.

Name	Age	Position

Patrick C.S. Lo	48	Chairman and Chief Executive Officer
Jonathan R. Mather	54	Executive Vice President and Chief Financial Officer
Mark G. Merrill	50	Chief Technology Officer
Michael F. Falcon	48	Vice President of Operations
Albert Y. Liu	32	General Counsel and Secretary
Ian McLean	43	Vice President of Asia Pacific Sales
Charles T. Olson	49	Vice President of Engineering
David Soares	38	Senior Vice President of Worldwide Sales and Support
Michael A. Werdann	36	Vice President of Americas Sales
      Patrick C.S. Lo has served as our Chairman and Chief Executive Officer since March 2002. From September 1999 to March 2002, he served as our President, and since our inception in 1996 to September 1999, he served as Vice President and General Manager. Mr. Lo joined Bay Networks, a networking company, in August 1995 to launch a division targeting the small business and home markets and established the NETGEAR division in January 1996. From 1983 until 1995, Mr. Lo worked at Hewlett-Packard Company, a computer and test equipment company, where he served in various management positions in software sales, technical support, network product management, sales support and marketing in the United States and Asia, most recently as the Asia/ Pacific marketing director for Unix servers. Mr. Lo received a B.S. degree in Electrical Engineering from Brown University.
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
      Albert Y. Liu has served as our General Counsel and Secretary since October 2004. From March 2004 to October 2004, Mr. Liu consulted as acting general counsel and secretary for Yipes Enterprise Services, Inc., an emerging telecom services company. From May 2000 to June 2004, Mr. Liu worked at Turnstone Systems, Inc., a telecommunications equipment provider, where he served as general counsel and secretary, as director of human resources since September 2001 and as a member of the board of directors since November 2003. Prior to that, Mr. Liu practiced corporate and securities law at Sullivan & Cromwell, a leading U.S. law firm, from October 1997 to May 2000. Mr. Liu holds a J.D. from the University of California, Hastings College of the Law, and an A.B. in Political Science and a B.S. in Computer Science from Stanford University.
      Ian McLean has served as our Vice President of Asia Pacific Sales since August 2004. Since joining us in June 1997, Ian has served in a number of sales positions, including Managing Director, Asia. Prior to joining us, Mr. McLean held a variety of sales and marketing positions over a period of ten years at NetComm Limited, an Australian networking company, and was part of the management team as sales and marketing manager. Mr. McLean holds a B.A. with Honors in Business from the University of Portsmouth, United Kingdom.
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
      David Soares has served as our Senior Vice President of Worldwide Sales and Support since August 2004. Mr. Soares joined us in January 1998, and served as Vice President of Europe, Middle East and Africa (EMEA) sales from December 2003 to July 2004, EMEA Managing Director from April 2000 to November 2003, United Kingdom and Nordic Regional Manager from February 1999 to March 2000 and United Kingdom Country Manager from January 1998 to January 1999. Prior to joining us, Mr. Soares was at Hayes Microcomputer Products, a manufacturer of dial-up modems. Mr. Soares attended Ridley College, Ontario Canada.
      Michael A. Werdann has served as our Vice President of Americas Sales since December 2003. Since joining us in 1998, Mr. Werdann has served as our United States Director of Sales, E-Commerce and DMR from December 2002 to 2003 and as our Eastern regional sales director from October 1998 to December 2002. Prior to joining us, Mr. Werdann worked for three years at Iomega Corporation, a computer hardware company, as a sales director for the value added reseller sector. Mr. Werdann holds a B.S. Degree in Communications from Seton Hall University.

Item 2.	Properties
      Our principal administrative, sales, marketing and research and development facilities occupy approximately 74,000 square feet in an office complex in Santa Clara, California, under a lease that expires in December 2007. Several of our domestic sales employees perform their duties using leases of individual offices. Our international sales personnel reside in local sales offices in Australia, China, France, Germany, Italy, Japan, Korea, Singapore, Spain, Sweden, the Netherlands and the UK. We also have operations personnel using a facility in Hong Kong, which is subleased from our third party logistics provider, Kerry Logistics. We also maintain a research and development facility in Taipei, Taiwan. We believe our existing facilities are adequate for our current needs.
      We use third parties to provide warehousing services to us, consisting of facilities in Southern California, Hong Kong and the Netherlands.

Item 3.	Legal Proceedings
      In June 2004, a lawsuit, entitled Zilberman v. NETGEAR, Civil Action CV021230, was filed against us in the Superior Court of California, County of Santa Clara. The complaint purports to be a class action on behalf of all persons or entities in the United States who purchased our wireless products other than for resale. Plaintiff alleges that we made false representations concerning the data transfer speeds of our wireless products when used in typical operating circumstances, and is requesting injunctive relief, payment of restitution and reasonable attorney fees. Similar lawsuits have been filed against other companies within our industry. We have filed an answer to the complaint denying the allegations. Limited discovery is currently under way and no trial date has been set.
      In February 2005, a lawsuit, entitled McGrew v. NETGEAR, Civil Action CV035191, was filed against us in the Superior Court of California, County of Santa Clara. The complaint makes the same allegations and purports to represent the same class of persons and entities as the Zilberman suit. We have not yet responded to the complaint, and no trial date has been set.
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
      In June 2004, a lawsuit, entitled Weaver v. NETGEAR, Civil Action RG04161382, was filed against us in the Superior Court of California, County of Alameda. The complaint purported to be a class action on behalf of persons who obtained any consumer product manufactured by us and sold in California on or after January 1, 2004. Plaintiff alleged that we violated California law because we did not disclose on our website that the failure to register a product does not diminish the product’s warranty. In the fourth quarter of 2004, we and the plaintiff settled the lawsuit which provided for a payment of $17,500 by us, and the Superior Court approved the settlement resulting in the dismissal of the matter.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the security holders during the quarter ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock has been quoted on the Nasdaq National Market under the symbol “NTGR” since July 31, 2003. Prior to that time, there was no public market for our common stock. The following table sets forth for the indicated periods the high and low sales prices for our common stock on the Nasdaq National Market. Such information reflects interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2003	High	Low

Third Quarter (beginning July 31, 2003)	$20.90	$14.00
Fourth Quarter	18.73	12.86

Fiscal Year Ended December 31, 2004	High	Low

First Quarter	$20.09	$13.39
Second Quarter	15.20	10.16
Third Quarter	13.99	8.85
Fourth Quarter	18.56	12.08
      On February 25, 2005, there were approximately 23 stockholders of record.
Dividend Policy
      We have never declared or paid cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying cash dividends in the foreseeable future.
Equity Compensation Plan Information
      The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under our compensation plans as of December 31, 2004.

(c)
Number of Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in Column (a))

Equity compensation plans approved by security holders(1)	4,147,089	$7.00	1,475,371
Equity compensation plans not approved by security holder	—	—	—

(1)	These plans include our 2000 Stock Option Plan, 2003 Stock Plan and 2003 Employee Stock Purchase Plan.

Item 6.	Selected Consolidated Financial Data
      The following selected consolidated financial data below are qualified in their entirety, and should be read in conjunction with, the consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,

	2000	2001	2002	2003	2004

		(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$176,663	$192,440	$237,331	$299,302	$383,139

Cost of revenue:
Cost of revenue	145,531	172,795	176,972	215,332	260,155
Amortization of deferred stock-based compensation	—	—	144	128	163

Total cost of revenue	145,531	172,795	177,116	215,460	260,318

Gross profit	31,132	19,645	60,215	83,842	122,821

Operating expenses:
Research and development	3,319	4,432	7,359	8,220	9,916
Sales and marketing(1)	18,309	24,267	32,622	48,963	61,514
General and administrative	4,417	5,914	8,103	8,977	14,514
Goodwill amortization	335	335	—	—	—
Amortization of deferred stock-based compensation
Research and development	—	—	306	454	400
Sales and marketing	—	—	346	715	733
General and administrative	—	—	867	476	391

Total operating expenses	26,380	34,948	49,603	67,805	87,468

Income (loss) from operations	4,752	(15,303)	10,612	16,037	35,353
Interest income	1,092	308	119	364	1,593
Interest expense	—	(939)	(1,240)	(901)	—
Extinguishment of debt	—	—	—	(5,868)	—
Other expense, net	(1,322)	(478)	(19)	(59)	(560)

Income (loss) before taxes	4,522	(16,412)	9,472	9,573	36,386
Provision for (benefit from) income taxes	1,868	3,072	1,333	(3,524)	12,921

Net income (loss)	2,654	(19,484)	8,139	13,097	23,465
Deemed dividend on preferred stock	(2,601)	—	(17,881)	—	—

Net income (loss) attributable to common stockholders	$53	$(19,484)	$(9,742)	$13,097	$23,465

Net income (loss) per share attributable to common stockholders:
Basic(1)	$0.00	$(0.66)	$(0.46)	$0.55	$0.77

Diluted(1)	$0.00	$(0.66)	$(0.46)	$0.49	$0.72

(1)	Information regarding calculation of per share data is described in Note 3 to the consolidated financial statements.

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$6,447	$9,152	$19,880	$73,605	$141,715
Working capital	36,253	16,179	13,753	130,755	181,057
Total assets	112,142	62,902	93,851	205,146	300,238
Total current liabilities	73,946	44,891	76,396	70,207	115,044
Redeemable convertible preferred stock	44,078	44,078	48,052	—	—
Total stockholders’ equity (deficit)	(6,583)	(26,067)	(30,597)	134,939	185,194

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      We design, develop and market technologically advanced, branded networking products that address the specific needs of small business and home users. We supply innovative networking products that meet the ease-of-use, quality, reliability, performance and affordability requirements of these users. From our inception in January 1996 until May 1996, our operating activities related primarily to research and development, developing relationships with outsourced design, manufacturing and technical support partners, testing prototype designs, staffing a sales and marketing organization and establishing relationships with distributors and resellers. We began product shipments during the quarter ended June 30, 1996, and recorded net revenue of $4.0 million in 1996. In 2004, our net revenue was $383.1 million and our net income was $23.5 million.
      Our products are grouped into three major product lines within the small business and home markets: Ethernet networking products, broadband products and wireless networking products. Ethernet networking products include switches, network interface cards, or NICs, and print servers. Broadband products include routers and gateways. Wireless networking products include wireless access points, wireless NICs and media adapters. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold.
      Our products are sold through multiple sales channels worldwide, including traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and, broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, CompUSA, Costco, Fry’s Electronics, Office Max, Staples, MediaMarkt (Germany, Austria), PC World (U.K.) and FNAC (France). Online retailers include Amazon.com, Newegg.com and Buy.com. Our direct market resellers include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as Comcast, Charter Communications and Time-Warner Cable, in domestic markets and Strato AG (Germany), Tiscali (Germany), AOL (UK), Telewest (UK), Tele Denmark, and Telstra (Australia). Some of these retailers and resellers purchase directly from us while most are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.

      The table below sets forth the percentage of net revenue derived from these major wholesale distributors for the years ended December 31, 2002, 2003 and 2004, respectively.

	Year Ended
	December 31,

	2002	2003	2004

Ingram Micro, Inc.	32%	31%	27%
Tech Data Corporation	20%	15%	18%

Total	52%	46%	45%

      We derive a substantial portion of our net revenue from international sales. International sales as a percentage of net revenue grew from 37% in 2002 to 42% in 2003 and 46% in 2004. Sales in EMEA grew from $99.4 million in 2003 to $144.6 million in 2004, representing an increase of approximately 45% during that period. We continue to penetrate growing markets such as China, Italy, Japan, Spain and Sweden. The table below sets forth our net revenue by major geographic region.

	Year Ended December 31,

		Percentage		Percentage
	2002	Change	2003	Change	2004

	(In thousands)
United States	$150,096	15%	$172,885	19%	$205,587
EMEA	68,006	46%	99,422	45%	144,590
Asia Pacific and rest of world	19,229	40%	26,995	22%	32,962

Total	$237,331	26%	$299,302	28%	$383,139

      Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, customer rebates, cooperative marketing expenses deemed to be a sales incentive and net changes in deferred revenue. Revenue from product sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable and collectibility of the related receivable is reasonably assured. Currently, for some of our international customers, title passes upon delivery to the port of destination. For select retailers to whom we sell directly, title passes upon their receipt of product or upon our customer’s resale of the product. At the end of each quarter, we defer revenue related to the product in-transit to some of our international customers and retail customers that purchase directly from us and for which title and risk of loss have not passed to the customer, and distributor and reseller channel inventory that we estimate may be returned to us under their stock rotation rights.
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
      Intense competition and technological advances characterize the small business and home networking markets. As a result, we expect to experience rapid erosion of average selling prices over the course of the lifecycle of our products due to competitive pricing pressures. In order to maintain our margins, it is necessary to offset average sales price erosion by negotiating continuously with component suppliers and contract manufacturers to reduce unit costs of incoming inventory. We also expect to continue to introduce new products and broaden our geographic and channel reach. These efforts require significant up front investment in advance of incremental revenue, which could impact our margins. In addition, our international expansion may expose us to additional risks related to foreign currency fluctuations.
      Cost of revenue consists primarily of the following: the cost of finished products from our third-party contract manufacturers; overhead costs including purchasing, product planning, inventory control, warehous-

ing and distribution logistics; and freight, warranty and write-downs for excess and obsolete inventory. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin is affected by other factors, including changes in net revenues due to average selling prices, marketing expenses such as promotional activities and rebate redemptions, and changes in our cost of goods sold due to fluctuations in warranty and overhead costs, prices paid for components, net of vendor rebates, freight and charges excess or obsolete inventory caused by fluctuations in manufacturing volumes and transitions from older to newer products.
      Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, tooling, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, and other consulting fees and product certification fees paid to third parties. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to allow us to introduce innovative and easy to use products. We expect to continue to add additional employees in our research and development department. In the future we believe that research and development expenses will increase in absolute dollars as we expand into new hardware and software networking product technologies, enhance the ease-of-use of our products and broaden our core competencies.
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
      We recorded, as a component of stockholders’ equity on our balance sheet, deferred stock-based compensation of $6.7 million and $1.0 million relating to certain stock options granted to employees during the years ended December 31, 2002 and 2003, respectively. During the year ended December 31, 2004, we eliminated $678,000 of this deferred stock-based compensation as a result of forfeitures of certain of the awards that gave rise to the deferred stock-based compensation in 2002 and 2003. We are amortizing this deferred stock-based compensation over the four-year vesting period of the stock options and such amounts are allocated to the respective operating expense categories based upon individual employee departments.
      Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest paid on loans, and beginning in February 2002, included imputed interest associated with a note payable to Nortel Networks. The note had a principal amount of $20.0 million, with principal and accrued but unpaid interest due on February 7, 2009. Interest on the note, at 7% per year, was due to start accruing on February 7, 2005. The note was carried at its “then” present value and we were accreting its carrying value to reflect its imputed interest. We used approximately $20.0 million of the net proceeds from our initial public offering in August 2003 to fully repay the note. As a result of this $20.0 million cash payment, we incurred an extinguishment of debt charge of approximately $5.9 million in the quarter ended September 28, 2003 when the note was repaid in full.
      Other expense, net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.
      We incurred net losses in each year from our inception in 1996 through 1999 as we invested in building our research and development capabilities, our sales channels and staff, and our operations and financial infrastructure. We accumulated a deficit of $24.6 million during this time period. In 2000 we earned net income of $2.7 million primarily due to growth in revenue of $64.8 million. In 2001 we incurred a net loss of

$19.5 million primarily due to excess inventory levels brought about by the overall weak economic conditions in the networking markets we serve. We were again profitable in 2002 and 2003, with net income of $8.1 million and $13.1 million, respectively, due to increased revenue and improved gross margins. In 2004 we had net income of $23.5 million and our net revenue increased 28% compared with 2003 and gross margin increased from 28.0% in 2003 to 32.1% in 2004. We believe our future results will be dependent upon the overall economic conditions in the markets we serve, the competitive environment in which we operate, and our ability to successfully implement our strategy, among other things. For additional information on factors that will affect our future performance, see “— Risk Factors Affecting Future Results” beginning on page 26.
Results of Operations
      The following table sets forth the consolidated statements of operations and the percentage change from the preceding year for the periods indicated:

	Year Ended December 31,

		Percentage		Percentage
	2002	Change	2003	Change	2004

Net revenue	$237,331	26.1%	$299,302	28.0%	$383,139

Cost of revenue:
Cost of revenue	176,972	21.7	215,332	20.8	260,155

Amortization of deferred stock-based compensation	144	(11.1)	128	27.3	163

Total Cost of revenue	177,116	21.6	215,460	20.8	260,318

Gross profit	60,215	39.2	83,842	46.5	122,821

Operating expenses:
Research and development	7,359	11.7	8,220	20.6	9,916
Sales and marketing	32,622	50.1	48,963	25.6	61,514
General and administrative	8,103	10.8	8,977	61.7	14,514
Amortization of deferred stock-based compensation:
Research and development	306	48.4	454	(11.9)	400
Sales and marketing	346	106.6	715	2.5	733
General and administrative	867	(45.1)	476	(17.9)	391

Total operating expenses	49,603	36.7	67,805	29.0	87,468

Income from operations	10,612	51.1	16,037	120.4	35,353
Extinguishment of debt	—	—	(5,868)	(100.0)	—
Other income (expense), net	(1,140)	*	(596)	*	1,033

Income before income taxes	9,472	1.1	9,573	280.1	36,386
Provision (benefit) for income taxes	1,333	(364.4)	(3,524)	*	12,921

Net income	$8,139	60.9%	$13,097	79.2%	$23,465

*	Percentage change not meaningful as prior year basis is a negative amount.

      The following table sets forth the consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Year Ended December 31,

	2002	2003	2004

Net revenue	100.0%	100.0%	100.0%

Cost of revenue:
Cost of revenue	74.6	72.0	67.9
Amortization of deferred stock-based compensation	0.0	0.0	0.0

Total cost of revenue	74.6	72.0	67.9

Gross margin	25.4	28.0	32.1

Operating expenses:
Research and development	3.1	2.7	2.6
Sales and marketing	13.8	16.4	16.1
General and administrative	3.4	3.0	3.8
Amortization of deferred stock-based compensation:
Research and development	0.1	0.1	0.1
Sales and marketing	0.1	0.2	0.2
General and administrative	0.4	0.2	0.1

Total operating expenses	20.9	22.6	22.9

Income from operations	4.5	5.4	9.2
Extinguishment of debt	—	(2.0)	—
Other income (expense), net	(0.5)	(0.2)	0.3

Income before taxes	4.0	3.2	9.5
Provision (benefit) for income taxes	0.6	(1.2)	3.4

Net income	3.4%	4.4%	6.1%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Revenue
      Net revenue increased $83.8 million, or 28%, to $383.1 million for the year ended December 31, 2004, from $299.3 million for the year ended December 31, 2003. The increase in revenue was attributable to increased gross shipments of our broadband and wireless products, partially offset by increases in provisions made for rebates and cooperative marketing programs associated with increased retail product sales, sales returns and price protection.
      For the year ended December 31, 2004 revenue generated within North America, EMEA and Asia Pacific was 53.7%, 37.7% and 8.6%, respectively. The comparable net revenue for the year ended December 31, 2003 was 57.8%, 33.2% and 9.0%, respectively. The increase in net revenue over the prior year comparable period for each region was 18.9%, 45.4% and 22.1%, respectively. The increase in all regions was attributable to increased shipment of broadband and wireless products and Ethernet switches, due in part to the continuous introduction of new products into all channels.
     Cost of Revenue and Gross Margin
      Cost of revenue increased $44.9 million, or 21%, to $260.3 million for the year ended December 31, 2004 from $215.5 million for the year ended December 31, 2003. Our gross margin improved to 32.1% for the year ended December 31, 2004, from 28.0% for the year ended December 31, 2003. This improvement in gross margin of 4.1% was due primarily to a favorable shift in product mix and relatively lower product costs, as well as operational efficiency and supply chain management. We also earned rebates and prompt payment discounts from our suppliers, which increased $4.7 million to $6.5 million in the year ended December 31, 2004 from $1.8 million in the year ended December 31, 2003, an improvement of 1.1% in gross margin. These improvements in gross margin were partially offset by an increase in cooperative marketing costs and end-user rebates, as well as additional provisions to write down inventory resulting from anticipated warranty returns. Cooperative marketing costs and end-user rebates are recorded as a reduction in net revenue.
     Operating Expenses
      Research and development. Research and development expenses increased $1.7 million, or 21% to $9.9 million for the year ended December 31, 2004, from $8.2 million for the year ended December 31, 2003. The increase was primarily due to increased product development costs of $871,000 and increased salary and payroll related expenses of $510,000 resulting from research and development related headcount growth, as evidenced by our opening of our engineering center in Taiwan which accounted for nine additional employees, representing 21% of our worldwide research and development staff as of December 31, 2004.
      Sales and marketing. Sales and marketing expenses increased $12.6 million or 26% to $61.5 million for the year ended December 31, 2004, from $49.0 million for the year ended December 31, 2003. Of this increase, $5.1 million was due to product promotion, advertising, outside technical support expenses incurred in support of the increased sales volume, and increased operating costs in international locations due to the weakening of the U.S. dollar in relation to the Euro and the British pound. In addition, salary and related expenses for additional sales and marketing personnel increased by $4.2 million resulting from sales and marketing related headcount growth, especially due to expansion in the EMEA and Asia Pacific regions, and freight out charges increased by $2.2 million primarily in support of higher revenue.
      General and administrative. General and administrative expenses increased $5.5 million, or 62% to $14.5 million for the year ended December 31, 2004, from $9.0 million for the year ended December 31, 2003. This increase was primarily due to increased director and officer insurance costs of $608,000 and fees for professional services aggregating $1.7 million. Professional services fees consisted of systems consulting, accounting, excluding Sarbanes-Oxley 404 audit fees, and legal fees. There were also additional costs associated with Sarbanes-Oxley 404 compliance of $2.1 million and an increase in employee related costs of $1.5 million. The increase in employee related costs resulted from an increase in general and administrative related headcount, particularly in the Finance and Information Systems departments, and also included employment taxes resulting from the exercise of stock options.
      Amortization of deferred stock-based compensation. During the year ended December 31, 2004, we recorded amortization of deferred stock-based compensation of $163,000 in cost of revenue, $400,000 in research and development expenses, $733,000 in sales and marketing expenses, and $391,000 in general and administrative expenses. This compared to $128,000 in cost of revenue, $454,000 in research and development expenses, $715,000 in sales and marketing expenses and $476,000 in general and administrative expenses in the year ended December 31, 2003. The remaining deferred stock-based compensation balance of $1.9 million will be fully amortized by the end of the third quarter of the fiscal year ending December 31, 2007.

Interest Income, Interest Expense and Other Expense, Net
      The aggregate of interest income, interest expense, and other expense, net, amounted to a net other income of $1.0 million for the year ended December 31, 2004, compared to a net expense of $596,000 for the year ended December 31, 2003. This change was primarily due to a decrease of $901,000 in imputed interest expense associated with the Nortel Networks note, following the repayment of the note in August 2003, as well as an additional $1.2 million in interest income for the year ended December 31, 2004, from the investment of our cash balance throughout the year. This was offset in part by an increase in other expenses of $501,000 consisting primarily of realized and unrealized losses associated with foreign currency denominated transactions.

Extinguishment of Debt
      During the year ended December 31, 2003 we used $20.0 million of the proceeds from our initial public offering to repay debt that had a carrying value of $14.1 million. The repayment of debt resulted in the recognition of an extinguishment of debt charge of $5.9 million in the third quarter of 2003 due to the acceleration of interest expense equal to the unamortized discounted balance at the date of repayment. There was no such charge taken in the year ended December 31, 2004.

Provision (Benefit) for Income Taxes
      Provision for income taxes increased $16.4 million, to a provision of $12.9 million for the year ended December 31, 2004, from a benefit of $3.5 million for the year ended December 31, 2003. The effective tax rate for the year ended December 31, 2004 was approximately 36% and differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses, offset in part by a $1.5 million tax benefit from exercises of stock options and tax credits. The effective tax rate was (37)% for the year ended December 31, 2003. The principal reason for the income tax benefit in this period was the reversal of the valuation allowance against our deferred tax assets of $9.8 million offset by provisions on taxable income including state taxes. The $5.9 million charge recorded in 2003 for extinguishment of debt was non-deductible for tax purposes.

Net Income
      Net income increased $10.4 million, to $23.5 million for the year ended December 31, 2004 from $13.1 million for the year ended December 31, 2003. This increase was due to an increase in gross profit of $39.0 million, the absence of a $5.9 million extinguishment of debt charge that was taken in the prior year, and an increase in interest income, interest expense and other expense, net, of $1.6 million, offset by an increase in operating expenses of $19.7 million and an increase in provision for income taxes of $16.4 million.

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

Cost of Revenue and Gross Margin
      Cost of revenue increased $38.3 million, or 22%, to $215.5 million for the year ended December 31, 2003 from $177.1 million for the year ended December 31, 2002. Our gross margin improved to 28.0% for the year ended December 31, 2003, from 25.4% for the year ended December 31, 2002. The improvement in gross margin was primarily due to a favorable shift in product mix, especially of newer products, which often carry higher gross margins, as well as due to operational efficiency and supply chain management programs that reduced inbound freight costs by $2.1 million and excess and absolute inventory charges by approximately $4.4 million. Furthermore, we were able to negotiate better pricing with our contract manufacturers and chip vendors due to increased volumes.

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

Extinguishment of Debt
      During the year ended December 31, 2003 we used $20.0 million of the proceeds from our initial public offering to repay debt that had a carrying value of $14.1 million. The repayment of debt resulted in the recognition of an extinguishment of debt charge of $5.9 million in the third quarter of 2003 due to the acceleration of interest expense equal to the unamortized discounted balance at the date of repayment.

Provision (Benefit) for Income Taxes
      We recorded a benefit for income taxes of $3.5 million for the year ended December 31, 2003, compared to a provision for income taxes of $1.3 million for the year ended December 31, 2002. This benefit was primarily due to the reversal of the valuation allowance against our deferred tax assets of $9.8 million recorded in the second quarter of 2003. The valuation allowance was reversed because we determined that it is more likely than not that certain future tax benefits will be realized. This tax benefit was partially offset by provisions on taxable income. The $5.9 million charge recorded in 2003 for extinguishment of debt was non-deductible for tax purposes. The year ended December 31, 2002 included a benefit associated with a change in the valuation allowance on deferred tax assets of $3.8 million, arising from, among other factors, the utilization of net operating loss tax carry forwards.

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
Liquidity and Capital Resources
      As of December 31, 2004 we had cash, cash equivalents and short-term investments totaling $141.7 million.
      Our cash and cash equivalents balance increased from $27.7 million as of December 31, 2003 to $65.1 million as of December 31, 2004. Operating activities during the year ended December 31, 2004 generated cash of $57.3 million. Investing activities during the year ended December 31, 2004 used $33.3 million primarily for the net purchase of short-term investments of $30.8 million and purchases of property and equipment amounting to $2.5 million. During the year ended December 31, 2004, financing activities provided $13.3 million, primarily resulting from the issuance of common stock upon exercise of stock options and our employee stock purchase program.
      Our days sales outstanding decreased from 80 days as of December 31, 2003 to 70 days as of December 31, 2004. This decrease was attributable primarily to changes in geographical and channel mix as well as improved collections.
      Our accounts payable increased from $30.9 million at December 31, 2003 to $52.7 million at December 31, 2004. The increase of $21.9 million is due to the timing of inventory receipts including inventory that is in-transit from our vendors as of December 31, 2004. The increase in in-transit inventory is to support the revenue growth.
      Inventory grew by $14.3 million from $39.3 million at December 31, 2003 to $53.6 million at December 31, 2004, to support increased product shipments to customers. The primary areas of growth were finished goods of $8.6 million and in-transit inventory of $7.2 million. In the quarter ended December 31, 2004 we experienced inventory turns of approximately 5.3 times, down from approximately 6.3 times in the quarter ended December 31, 2003.
      Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In addition, as we continue to expand our product offerings, channels and geographic presence, we may require additional working capital. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.
Backlog
      As of December 31, 2004, we had a backlog of approximately $13.5 million compared to approximately $11.5 million as of December 31, 2003. Our backlog consists of products for which customer purchase orders have been received and which are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with little or no penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net sales for any succeeding period.
Contractual Obligations and Off-Balance Sheet Arrangements
      The following table describes our commitments to settle contractual obligations and our off-balance sheet arrangements in cash as of December 31, 2004.

	Payments Due by Period

	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total

	(In thousands)
Operating leases	$937	$1,228	$110	—	$2,275
Non-cancelable purchase obligations	34,784	—			34,784

	$35,721	$1,228	$110	—	$37,059

      We lease office space and equipment under non-cancelable operating leases with various expiration dates through January 2009. Rent expense was $959,000 for the year ended December 31, 2002, $1.1 million for the year ended December 31, 2003 and $1.3 million for the year ended December 31, 2004. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.
      We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31-45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. At December 31, 2004, we had approximately $34.8 million in non-cancelable purchase commitments with suppliers.
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

Revenue Recognition
      Revenue from product sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for some of our international customers, title passes upon delivery to the port of destination and for select retailers in the United States to whom we sell directly title passes upon their receipt of product or upon our customer’s resale of the product. At the end of each quarter, we estimate and defer revenue related to the product that is in-transit to some international customers and retail customers in the United States that purchase direct from us for which title and risk of loss have not passed to the customer. We use an estimated number of days based on historical transit periods for different geographies to estimate the amount of revenue to be deferred. In addition, we monitor distributor and reseller channel inventory levels to identify any excess inventory in the channel that may be subject to stock rotation rights for US customers only. Gross revenue is reduced for estimated returns for stock rotation and warranty, price protection programs, customer rebates and cooperative marketing expenses deemed to be a sales incentive under Emerging Issues Task Force, or EITF, Issue 01-9, to derive net revenue.
      At the time of each sales transaction, we assess whether collection of the receivable is reasonably assured. We assess collectibility and creditworthiness of our customer’s based on a number of factors, including past transaction history, independent reports from recognized credit rating bureaus, financial statements of the customer and where appropriate, interviews and discussions held with senior financial management of the customer. We do not request collateral from our customers. If we determine that collection is not reasonably assured, we defer revenue until receipt of cash.
      The amount and timing of our revenue for any period could be materially different if our management made different judgments and estimates.

Allowances for Returns due to Stock Rotation and Warranty, Price Protection Programs, Other Sales Incentives and Doubtful Accounts
      Management makes estimates of potential future product returns, price protection claims and other sales incentives related to current period revenue. Such estimates are based on amount and timing of historical returns or claims rates, channel inventory levels, current economic trends, and changes in customer demand and acceptance of our products. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments and estimates.
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
      As of December 31, 2004, we have provided allowances for a total of $1.5 million for doubtful accounts, $4.6 million for price protection, and $6.4 million for sales returns. After applying these allowances to our gross accounts receivable balance of $94.8 million, we had $82.2 million in net accounts receivable outstanding as of December 31, 2004. We also have provided for allowances for warranty returns in the amount of $10.8 million as December 31, 2004, which is included in other accrued liabilities on the consolidated balance sheets.

End-User Customer Rebates
      We record estimated reductions to revenues for end user customer rebates at the later of when the related revenue is recognized, or when the program is offered to the end consumer. Often qualified purchasers choose not to apply for the incentives or fail to follow the required redemption guidelines, resulting in an incentive redemption rate of less than 100%. Based on historical data, we estimate a rebate redemption rate for our promotional programs and book the related reduction to revenue accordingly. Should actual redemption rates differ from our estimates, revision to net revenue and gross margin amounts would be required.

Valuation of Inventory
      We value our inventory at the lower of cost or market, cost being determined using the first-in, first-out method. We continually assess the value of our inventory and will periodically write down its value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. On a quarterly basis, we review inventory quantities on hand and on order, under non-cancelable purchase commitments, in comparison to our estimated forecast of product demand for the next nine months. As demonstrated during 2002, 2003 and 2004 demand for our products can fluctuate significantly. If actual demand is lower than our forecasted demand we could be required to record additional inventory write-downs, which would have a negative effect on our gross margin.

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
      Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a full valuation allowance as of December 31, 2002, because, based on the available evidence, we believed at that time it was more likely than not that we would not be able to utilize all of our deferred tax assets in the future. During the year ended December 31, 2003 we reversed $9.8 million from the valuation allowance because in management’s judgment it is more likely than not that such assets will be realized in the future. Management reached the same conclusion as of December 31, 2004 and as such no valuation allowance has been recorded against our deferred tax assets.

Stock-based Compensation
      Our stock-based employee compensation plans are described more fully in Note 7 to the consolidated financial statements. We account for those plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25 and related interpretations. We amortize stock-based compensation using the straight-line method over the vesting periods of the related options, which are generally four years.
      We have recorded deferred stock-based compensation representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value of our common stock based upon several factors, including a valuation report from an independent appraiser, trends in the broad market for technology stocks and the expected valuation we would obtain in an initial public offering. We recorded as a component of stockholders’ equity on our balance sheet deferred stock-based compensation of $6.7 million and $1.0 million relating to certain stock options granted to employees during the years ended December 31, 2002 and 2003, respectively. During the year ended December 31, 2004, we eliminated $678,000 of this deferred stock-based compensation as a result of forfeitures of certain of the awards that gave rise to the deferred stock-based compensation in 2002 and 2003. We amortized $1.7 million, $1.8 million and $1.7 million of deferred stock-based compensation in the years ended December 31, 2002, 2003 and 2004, respectively. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, materially different amounts of stock-based compensation could have been reported.
      Pro forma information regarding net income (loss) and net income (loss) per share is required in order to show our net income (loss) as if we had accounted for employee stock options under the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note 1 to our consolidated financial statements. The fair value of options and shares issued pursuant to our option plans at the grant date were estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates experienced by comparable public companies. Because our employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

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
Recent Accounting Pronouncements
      At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. In September 2004, the EITF issued EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’ ”, which delays the effective date of those paragraphs to be concurrent with the final issuance of EITF 03-1-a, ‘Implementation Guidance for the Application of Paragraph 16 of EITF 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’ ”. The Company anticipates that the adoption of EITF 03-1-1 or EITF 03-1-a will not have a material impact on the Company’s financial position or results of operations.
      In November 2004, the FASB issued FAS 151, “Inventory Costs, an amendment of ARB 43, Chapter 4” (“FAS 151”). This statement amends previous guidance as it relates to inventory valuation to clarify that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recorded as current-period charges. The effective date of FAS 151 is January 1, 2006. Since the guidance in FAS 151 reflects our current practices, we do not expect the adoption to have any impact on our results of operations, financial position or liquidity.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), an amendment of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of FAS 123R are effective for our third quarter beginning July 4, 2005 and apply to all awards granted, modified or cancelled after that date as well as unvested awards on that date. Prior to the effective date of FAS 123R, we will continue to provide the pro-forma disclosures for past award grants as required under FAS 123. The Company believes the adoption of FAS 123R will likely result in charges being taken similar to those currently shown in the pro forma disclosure, as required under FAS 123, found in note 1 of the Consolidated Financial Statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and will be effective for the Company in its third quarter of fiscal 2005. The Company does not expect the adoption to have a significant impact on our results of operations, financial position or liquidity.

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
      We believe that growth in the small business market will depend, in significant part, on the growth of the number of personal computers purchased by these end users and the demand for sharing data intensive applications, such as large graphic files. We believe that acceptance of networking products in the home will depend upon the availability of affordable broadband Internet access and increased demand for wireless products. Unless these markets continue to grow, our business will be unable to expand, which could cause the value of your investment to decline. Moreover, if networking functions are integrated more directly into personal computers and other Internet-enabled devices, such as electronic gaming platforms or personal video recorders, and these devices do not rely upon external network-enabling devices, sales of our products could suffer. In addition, if the small business or home markets experience a recession or other cyclical effects that diminish or delay networking expenditures, our business growth and profits would be severely limited, and our business could be more severely harmed than those companies that primarily sell to large business customers.
Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our advertising expenditures or other expenses, which could result in reduced margins and loss of market share.
      We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. Our principal competitors in the small business market include 3Com Corporation, Allied Telesyn International, Dell Computer Corporation, D-Link Systems, Inc., Hewlett-Packard Company, the Linksys division of Cisco Systems and Nortel Networks. Our principal competitors in the home market include Belkin Corporation, D-Link and the Linksys division of Cisco Systems. Other current and potential competitors include numerous local vendors such as Siemens Corporation in Europe, Corega International SA and Melco, Inc./ Buffalo Technology in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products.
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
      We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that achieve broad market acceptance in the small business and home markets. Our future success will depend in large part upon our ability to identify demand trends in the small business and home markets and quickly develop, manufacture and sell products that satisfy these demands in a cost effective manner. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.
      We have experienced delays in releasing new products in the past, which resulted in lower quarterly net revenue than expected. For example, in 2000, we introduced a proprietary wireless networking solution. Later, we decided to re-design our products to be compliant with the 802.11 standard promulgated by the Institute of Electrical and Electronic Engineers. As a result, we introduced our wireless local area networking, or LAN, 802.11b products in the first quarter of 2001, six months behind some of our competitors. In addition, we have experienced unanticipated delays in product introductions beyond announced release dates. Any future delays in product development and introduction could result in:

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
      To maintain and grow our market share, net revenue and brand, we must maintain and expand our sales channel. We sell our products through our sales channel, which consists of traditional retailers, on-line retailers, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers. These entities typically purchase our products through our wholesale distributors. We sell to small businesses primarily through DMRs, VARs and retail locations, and we sell to our home users primarily through retail locations, online retailers and broadband service providers. We generally have no minimum purchase commitments or long-term contracts with any of these third parties.
      Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. A competitor with more extensive product lines and stronger brand identity, such as Cisco Systems, may have greater bargaining power with these retailers. The competition for retail shelf space may increase, which would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer’s home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. If we were unable to maintain and expand our sales channel, our growth would be limited and our business would be harmed.
      We must also continuously monitor and evaluate emerging sales channels. If we fail to establish a presence in an important developing sales channel, our business could be harmed.
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
      If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our wholesale distributors and within our sales channel, we may incur increased and unexpected costs associated with this inventory. We generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new products.
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
      The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These include third parties who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third-party could initiate litigation against us, which could divert management attention, be costly to defend, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, may initiate litigation against our manufacturers, suppliers or members of our sales channel, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and if we are unable to obtain licenses or to independently develop alternative technology on a timely basis, we may be subject to an indemnification obligation or unable to offer competitive products, and be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.
We rely on a limited number of wholesale distributors and direct customers for most of our sales, and if they refuse to pay our requested prices or reduce their level of purchases, our net revenue could decline.
      We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal year ended 2004, sales to Ingram Micro and its affiliates accounted for 27% of our net revenue and sales to Tech Data and its affiliates accounted for 18% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.
If we fail to successfully grow our broadband service provider sales channel, our net revenues will be negatively impacted.
      We face a number of challenges associated with penetrating the broadband service provider market that differ from what we have traditionally faced with the retail market. These challenges include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customer service and support demands, competition from established suppliers and our general inexperience in selling to carriers. If we do not successfully overcome these challenges, we will not be able to grow our carrier sales channel and our growth will be slowed.
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
If the redemption rate for our end user promotional programs is higher than we estimate, then our net revenues and gross margins will be negatively affected.
      From time to time we offer promotional incentives, including cash rebates, to encourage end users to purchase certain of our products. Purchasers must follow specific and stringent guidelines to redeem these incentives or rebates. Often qualified purchasers choose not to apply for the incentives or fail to follow the required redemption guidelines, resulting in an incentive redemption rate of less than 100%. Based on historical data, we estimate an incentive redemption rate for our promotional programs. If the actual redemption rate is higher than our estimated rate, our net revenues and gross margins will be negatively affected.
Recently enacted and proposed changes in securities laws and related regulations are resulting in increased costs to us.
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
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we are required to furnish a report by our management on our internal control over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.
      We will continue to perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of the end of a fiscal year, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.
We depend on a limited number of third-party contract manufacturers for substantially all of our manufacturing needs. If these contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may suffer.
      All of our products are manufactured, assembled, tested and generally packaged by a limited number of original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs. Substantially all of our products are manufactured by ASUSTek Computer, Inc., Cameo Communications Corporation, Delta Networks, Inc., Hon Hai Precision Industry Co., Ltd., SerComm Corporation and Z-Com, Inc. We rely on our contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer. We do not have any long-term contracts with any of our third-party contract manufacturers. Some of these third-party contract manufacturers produce products for our competitors. The loss of the services of any of our primary third-party contract manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.
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
      Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Our contract manufacturers purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if our suppliers experience financial or other difficulties or if worldwide demand for the components they provide increases significantly, the availability of these components could be limited. It could be difficult, costly and time-

consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products. If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed. This would affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose market share.
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
      We rely upon third parties for a substantial portion of the intellectual property we use in our products. At the same time, we rely on a combination of copyright, trademark, patent and trade secret laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our intellectual property rights. Despite efforts to protect our intellectual property, unauthorized third parties may attempt to design around, copy aspects of our product design or obtain and use technology or other intellectual property associated with our products. For example, one of our primary intellectual property assets is the NETGEAR name, trademark and logo. We may be unable to stop third parties from adopting similar names, trademarks and logos, especially in those international markets where our intellectual property rights may be less protected. Furthermore, our competitors may independently develop similar technology or design around our intellectual property. Our inability to secure and protect our intellectual property rights could significantly harm our brand and business, operating results and financial condition.
Our sales and operations in international markets expose us to operational, financial and regulatory risks.
      International sales comprise a significant amount of our overall net revenue. International sales were 46% of overall net revenue in fiscal 2004. We anticipate that international sales may grow as a percentage of net revenue. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:

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
We currently do not engage in any currency hedging transactions. Although the majority of our international sales are currently invoiced in United States dollars, we have implemented and continue to implement for certain countries both invoicing and payment in local foreign currencies, and therefore our exposure to losses in foreign currency transactions will increase. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declined in value relative to a local currency, we could be required to pay more for our expenditures in that market, including salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, we may lose customers if exchange rate fluctuations, currency devaluations or economic crises increase the local currency price of our products or reduce our customers’ ability to purchase products.
We intend to expand our operations and infrastructure, which may strain our operations and increase our operating expenses.
      We intend to expand our operations and pursue market opportunities domestically and internationally to grow our sales. We expect that this attempted expansion will strain our existing management information systems, and operational and financial controls. In addition, if we continue to grow, our expenditures will likely be significantly higher than our historical costs. We may not be able to install adequate controls in an efficient and timely manner as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing these new systems, procedures and controls may place a significant burden on our management, operational and financial resources. In addition, if we grow internationally, we will have to expand and enhance our communications infrastructure. If we fail to continue to improve our management information systems, procedures and financial controls or encounter unexpected difficulties during expansion, our business could be harmed.
We intend to implement an international reorganization, which may strain our resources and increase our operating expenses.
      We plan to reorganize our foreign subsidiaries and entities to manage and optimize our international operations. Our implementation of this project will require substantial efforts by our staff and could result in increased staffing requirements and related expenses. Failure to successfully execute the reorganization or other factors outside of our control could negatively impact the timing and extent of any benefit we receive from the reorganization. The restructuring will also require us to amend a number of our customer and supplier agreements, which will require the consent of our third-party customers and suppliers. In addition, there could be unanticipated interruptions in our business operations as a result of implementing these changes that could result in loss or delay in revenue causing an adverse effect on our financial results.
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
      Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California, regions known for seismic activity. In addition, substantially all of our manufacturing occurs in two geographically concentrated areas in mainland China, where disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to disruptive hacker attacks or other disruptions, our business could suffer. We have not established a formal disaster recovery plan. Our back-up operations may be inadequate and our business interruption insurance may not be enough to compensate us for any losses that may occur. A significant business interruption could result in losses or damages and harm our business. For example, much of our order fulfillment process is automated and the order information is stored on our servers. If our computer systems and servers go down even for a short period at the end of a fiscal quarter, our ability to recognize revenue would be delayed until we were again able to process and ship our orders, which could cause our stock price to decline significantly.
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
      We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. The majority of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and/or result in operating losses. Certain operating expenses of our foreign operations require payment in the local currencies. As of December 31, 2004, the Company had net payables in various local currencies. However, based on the total amount of these payables due in foreign currencies as of December 31, 2004, a movement of 10% in foreign currency exchange rates would not have a material impact on our operating results.

Item 8.	Consolidated Financial Statements and Supplementary Data
Management’s Report on Internal Control Over Financial Reporting
      Management of NETGEAR, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934. The company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision and with the participation of management, the company assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In conducting its evaluation, the Company used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      Based on its evaluation and those criteria, management concluded that the company maintained effective internal controls over financial reporting as of December 31, 2004. The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, have audited management’s assessment of the company’s internal control over financial reporting, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of NETGEAR, Inc.
      We have completed an integrated audit of NETGEAR, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the accompanying consolidated balance sheets and the consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of NETGEAR, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) represents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 14, 2005

NETGEAR, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

	(In Thousands, Except
	Share and Per Share
	Data)
ASSETS
Current Assets:
Cash and cash equivalents	$27,715	$65,052
Short-term investments	45,890	76,663
Accounts receivable, net	74,166	82,203
Inventories	39,266	53,557
Deferred income taxes	9,056	11,475
Prepaid expenses and other current assets	4,869	7,151

Total current assets	200,962	296,101
Property and equipment, net	3,626	3,579
Goodwill	558	558

Total assets	$205,146	$300,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,892	$52,742
Accrued employee compensation	3,871	5,534
Other accrued liabilities	31,299	50,966
Deferred revenue	2,380	2,143
Income taxes payable	1,765	3,659

Total current liabilities	70,207	115,044

Commitments (Note 5)
Stockholders’ equity:
Preferred Stock: $0.001 par value; shares authorized, 5,000,000 in 2003 and 2004; none outstanding in 2003 or 2004	—	—
Common stock: $0.001 par value; shares authorized, 200,000,000 in 2003 and 2004; Shares issued and outstanding: 28,618,969 in 2003 and 31,454,614 in 2004	28	31
Additional paid-in capital	164,459	188,900
Deferred stock-based compensation	(4,248)	(1,882)
Cumulative other comprehensive income (loss)	13	(7)
Accumulated deficit	(25,313)	(1,848)

Total stockholders’ equity	134,939	185,194

Total liabilities and stockholders’ equity	$205,146	$300,238

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2003	2004

	(In Thousands, Except Per Share Data)
Net revenue	$237,331	$299,302	$383,139

Cost of revenue:
Cost of revenue	176,972	215,332	260,155
Amortization of deferred stock-based compensation	144	128	163

Total cost of revenue	177,116	215,460	260,318

Gross profit	60,215	83,842	122,821

Operating expenses:
Research and development	7,359	8,220	9,916
Sales and marketing	32,622	48,963	61,514
General and administrative	8,103	8,977	14,513
Amortization of deferred stock-based compensation:
Research and development	306	454	400
Sales and marketing	346	715	733
General and administrative	867	476	392

Total operating expenses	49,603	67,805	87,468

Income from operations	10,612	16,037	35,353
Interest income	119	364	1,593
Interest expense	(1,240)	(901)	—
Extinguishment of debt	—	(5,868)	—
Other expenses, net	(19)	(59)	(560)

Income before taxes	9,472	9,573	36,386
Provision for (benefit from) income taxes	1,333	(3,524)	12,921

Net income	8,139	13,097	23,465
Deemed dividend on Preferred Stock	(17,881)	—	—

Net income (loss) attributable to common stockholders	$(9,742)	$13,097	$23,465

Net income (loss) per share attributable to common stockholders (Note 3):
Basic	$(0.46)	$0.55	$0.77

Diluted	$(0.46)	$0.49	$0.72

Weighted average shares outstanding Used to compute net income (loss) per share:
Basic	21,181	23,653	30,441

Diluted	21,181	26,800	32,626

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2002, 2003 and 2004

					Cumulative
					Other
	Common Stock		Additional	Deferred	Comprehensive
			Paid-In	Stock-based	Income	Accumulated
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Total

	(In thousands, except share data)
Balance at January 1, 2002	—	$—	$2,601	$—	$—	$(28,668)	$(26,067)
Comprehensive income:
Net income	—	—	—	—	—	8,139	8,139

Total comprehensive income							(8,139)

Forgiveness of payable by Nortel Networks	—	—	2,927	—	—	—	2,927
Deemed dividend related to repurchase of Series A Preferred Stock and issuance of Series C Preferred Stock	—	—	—	—	—	(17,881)	(17,881)
Deferred stock-based compensation	—	—	6,660	(6,660)	—	—	—
Amortization of deferred stock-based compensation		—	—	1,663	—	—	1,663
Issuance of common stock warrant in connection with issuance of Series C Preferred Stock	—	—	622	—	—	—	622

Balance at December 31, 2002	—	—	12,810	(4,997)	—	(38,410)	(30,597)
Comprehensive income:
Unrealized gain on short-term investments	—	—	—	—	13	—	13
Net income	—	—	—	—	—	13,097	13,097

Total comprehensive income							14,110

Deferred stock-based compensation	—	—	1,024	(1,024)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,773	—	—	1,773
Conversion of Preferred Stock into common stock	20,228,480	20	48,019	—	—	—	48,039
Issuance of common stock in initial public offering (net of issuance costs of $2,999)	8,050,000	8	101,801	—	—	—	101,809
Exercise of common stock warrants	218,750	—	283	—	—	—	283
Repurchase of common stock	(20,157)	—	(283)	—	—	—	(283)
Exercise of common stock options	141,896	—	805	—	—	—	805

Balance at December 31, 2003	28,618,969	28	164,459	(4,248)	13	(25,313)	134,939
Comprehensive income:
Change in unrealized gain (loss) on short-term investments	—	—	—	—	(20)	—	(20)
Net income	—	—	—	—	—	23,465	23,465

Total comprehensive income							23,445

Deferred stock-based compensation	—	—	(678)	678	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,688	—	—	1,688
Exercise of common stock options	2,796,428	3	12,965	—	—	—	12,968
Issuance of common stock under employee stock purchase plan	39,217	—	381	—	—	—	381
Tax benefit from stock option exercises	—	—	11,773	—	—	—	11,773

Balance at December 31, 2004	31,454,614	$31	$188,900	$(1,882)	$(7)	$(1,848)	$185,194

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Cash flows from operating activities:
Net income	$8,139	$13,097	$23,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,354	2,007	2,593
Amortization of deferred stock-based compensation	1,663	1,773	1,688
Tax benefit from exercise of stock options	—	—	11,773
Deferred income taxes	—	(9,056)	(2,419)
Accretion of note payable to Nortel Networks	1,220	838	—
Extinguishment of debt charge	—	5,868	—
Changes in assets and liabilities:
Accounts receivable	(23,740)	(31,674)	(8,037)
Inventories	6,482	(14,492)	(14,291)
Prepaid expenses and other current assets	(1,093)	(1,866)	(2,282)
Accounts payable	(192)	6,577	21,850
Accrued employee compensation	2,404	496	1,663
Other accrued liabilities	14,674	1,880	19,667
Deferred revenue	4,693	(2,679)	(237)
Income taxes payable	(441)	831	1,894

Net cash provided by (used in) operating activities	15,163	(26,400)	57,327

Cash flows from investing activities:
Purchase of short-term investments	—	(58,728)	(451,287)
Sale of short-term investments	—	12,851	420,494
Purchase of property and equipment	(3,224)	(2,489)	(2,546)

Net cash used in investing activities	(3,224)	(48,366)	(33,339)

Cash flows from financing activities:
Borrowing under line of credit	47,473	17,000	—
Repayments under line of credit	(47,473)	(17,000)	—
Repayment of note payable to Nortel Networks	—	(20,000)	—
Issuance of common stock in initial public offering	—	101,809	—
Proceeds from issuance of Series C Preferred Stock	4,700	—	—
Series C Preferred Stock issuance costs	(1,211)	—	—
Repurchase of Series A Preferred Stock	(4,700)	(13)	—
Proceeds from employee stock purchase plan	—	—	381
Proceeds from exercise of stock options	—	805	12,968

Net cash provided by (used in) financing activities	(1,211)	82,601	13,349

Net increase in cash and cash equivalents	10,728	7,835	37,337
Cash and cash equivalents at beginning of year	9,152	19,880	27,715

Cash and cash equivalents at end of year	$19,880	$27,715	$65,052

Supplemental cash flow information:
Cash paid for income taxes	$1,903	$4,840	$3,297

Cash paid for interest	$18	$67	$—

Supplemental schedule of noncash investing and financing:
Conversion of Preferred Stock to common stock	$—	$48,039	$—

Cashless exercise of warrants and net common stock issued	$—	$283	$—

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Summary of Significant Accounting Policies:

The Company
      NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company designs, develops and markets networking products for small business, which we define as a business with fewer than 250 employees, and home users. We are focused on satisfying the ease-of-use, quality, reliability, performance and affordability requirements of these users. Our product offerings enable users to share Internet access, peripherals, files, digital multimedia content and applications among multiple personal computers, or PCs, and other Internet-enabled devices. We sell our products primarily through a global sales channel network, which includes traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers.

Basis of presentation
      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation of these subsidiaries. Certain reclassifications have been made to prior period reported amounts to conform to current year presentation, including reclassification of investments in auction rate securities from cash and cash equivalents to short-term investments. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised its presentation to exclude from cash and cash equivalents $33.5 million of auction rate securities at December 31, 2003 and to include such amounts as short-term investments. In addition, the company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. This adjustment resulted in a net increase in cash used for investing activities by $33.5M in 2003. This reclassification had no impact on previously reported results of operations, operating cash flows or working capital of the Company.

Fiscal periods
      The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

Use of estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
      The Company considers all highly liquid investments with an original maturity, or a remaining maturity at the time of purchase, of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

Short-term investments
      Short-term investments comprise marketable securities that consist of government securities with an original maturity or a remaining maturity at the time of purchase, of greater than three months and less than twelve months. Also included in short-term investments are auction rate securities whose reset dates may be

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
less than three months, however the underlying security’s maturity is greater than three months. As the Company views all securities as representing the investment of funds available for current operations, the securities are classified as short-term investments. All marketable securities are held in the Company’s name and are held primarily with one high quality banking institution. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. All of the Company’s marketable securities are classified as available-for-sale securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Investments in Debt and Equity Securities” and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity.

Certain risks and uncertainties
      The Company’s products and services are concentrated in the networking industry, which is characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. The success of the Company depends on management’s ability to anticipate and/or to respond quickly and adequately to technological developments in its industry, changes in customer requirements, or changes in regulatory requirements or industry standards. Any significant delays in the development or introduction of products or services could have a material adverse effect on the Company’s business and operating results.
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
      The Company’s accounts receivable are derived from revenue earned from customers located in the United States and in numerous international locations around the world. The Company’s customers are primarily distributors, retailers and broadband service providers who sell the products to a large group of end users. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the estimated rates of failure to pay by customers.
      The following table summarizes the percentage of our total accounts receivable represented by customers with balances in excess of 10% of our total accounts receivable as of December 31, 2003 and 2004.

	December 31,

	2003	2004

Ingram Micro, Inc.	40%	27%
Tech Data Corporation	10%	17%
Best Buy Co., Inc.	15%	15%

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of financial instruments
      The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued employee compensation and other accrued liabilities approximate their fair values due to their short maturities. See Note 2 for disclosures regarding the fair value of our short-term investments.

Inventories
      Inventories consist primarily of finished goods which are valued at the lower of cost or market, cost being determined using the first-in, first-out method. We write down our inventories based on estimated excess and obsolete inventories determined primarily by future demand forecasts. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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
      The Company accounts for impairment of property and equipment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. The Company did not recognize impairment charges in any of the periods presented.

Goodwill
      The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets.” and performs an annual impairment test. For purposes of impairment testing, the Company has determined that it has only one reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimates of fair value of the Company are based on the best information available as of the date of the assessment, which primarily includes the Company’s market capitalization and incorporates management assumptions about expected future cash flows. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairment will not occur.

Product warranties
      The Company provides for future warranty obligations. The warranties are generally for one year from the date of purchase by the end user. The Company’s liability under these warranties is to provide a replacement product or issue a credit to the customer. Because the Company’s products are manufactured by a contract manufacturer, in some cases the Company has recourse to the contract manufacturer for replacement or credit for the defective products. The Company accounts for warranty returns similar to stock rotation returns. That

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is, revenue on shipments is reduced for estimated returns for product under warranty. Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims. The Company assesses the adequacy of its warranty liability every quarter and makes adjustments to the liability if necessary. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” on the Consolidated Balance Sheet, during the periods are as follows (in thousands):

	Year Ended December 31,

	2003	2004

Balance as of the beginning of the period	$8,941	$11,959
Provision for warranty liability for sales made during the period	16,237	18,187
Settlements made during the period	(13,219)	(19,380)

Balance as of the end of period	$11,959	$10,766

Revenue recognition
      Revenue from product sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and the collection of the related receivable is reasonably assured. Currently, for some of the Company’s international customers, title passes to the customer upon delivery to the port of destination and for selected retailers in the United States to whom the Company sells directly, title passes to the customer upon their receipt of product or upon our customer’s resale of the product. At the end of each fiscal quarter, the Company estimates and defers revenue related to the product that is in-transit to those international customers where title passes to the customer upon delivery to the port of destination and selected retail customers in the United States that purchase direct from the Company. The revenue continues to be deferred until such time that title passes to the customer.
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

Sales incentives
      The Company follows EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” As a consequence, the Company records a substantial portion of its channel marketing costs as a reduction of net revenue.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.7 million, $4.2 million and $6.4 million in the years ended December 31, 2002, 2003 and 2004, respectively.

Research and development
      Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs
      Advertising costs are expensed as incurred. Total advertising and promotional expenses were $7.1 million, $12.8 million and $11.9 million in the years ended December 31, 2002, 2003 and 2004, respectively.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net income (loss) would have been adjusted to the amounts indicated below (in thousands, except per share data):

	Year Ended December 31,

	2002	2003	2004

Net income (loss) attributable to common stockholders, as reported	$(9,742)	$13,097	$23,465
Add: Employee stock-based compensation included in reported net income (loss)	1,581	1,773	1,688
Less: Total employee stock-based compensation determined under fair value method, net of taxes	(5,558)	(5,846)	(4,062)

Adjusted net income (loss) attributable to common stockholders	$(13,719)	$9,024	$21,091

Basic net income (loss) per share attributable to common stockholders:
As reported	$(0.46)	$0.55	$0.77

Adjusted	$(0.65)	$0.38	$0.69

Diluted net income (loss) per share attributable to common stockholders:
As reported	$(0.46)	$0.49	$0.72

Adjusted	$(0.65)	$0.34	$0.65

Comprehensive income
      Under SFAS 130, “Reporting Comprehensive Income,” the Company is required to display comprehensive income and its components as part of the financial statements. The Company has displayed its comprehensive income as part of the consolidated statements of stockholders equity (deficit).

Foreign currency translation
      The Company uses the U.S. dollar as its functional currency for all of its international subsidiaries. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for fixed assets, which are translated at historical exchange rates. Expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Gains or losses arising from foreign currency transactions are included in net income and were immaterial for all periods presented.

Recent accounting pronouncements
      At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. In September 2004, the EITF issued EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’ ”, which delays the effective date of those paragraphs

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to be concurrent with the final issuance of EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’ ”. The Company anticipates that the adoption of EITF 03-1-1 or EITF 03-1-a will not have a material impact on the Company’s financial position or results of operations.
      In November 2004, the FASB issued FAS 151, “Inventory Costs, an amendment of ARB 43, Chapter 4” (“FAS 151”). This statement amends previous guidance as it relates to inventory valuation to clarify that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recorded as current-period charges. The effective date of FAS 151 is January 1, 2006. Since the guidance in FAS 151 reflects our current practices, we do not expect the adoption to have any impact on our results of operations, financial position or liquidity.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), an amendment of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of FAS 123R are effective for our third quarter beginning July 4, 2005 and apply to all awards granted, modified or cancelled after that date as well as unvested awards on that date. Prior to the effective date of FAS 123R, we will continue to provide the pro-forma disclosures for past award grants as required under FAS 123. The Company believes the adoption of FAS 123R will likely result in amounts similar to those currently shown in the current pro forma disclosure, as required under FAS 123, presented above.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and will be effective for the Company in its third quarter of fiscal 2005. The Company does not expect the adoption to have a significant impact on our results of operations, financial position or liquidity.

Note 2 —	Balance Sheet Components (In thousands):

Available-for-sale short-term investments consist of the following:

	December 31,

	2003			2004

		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gains	Fair Value	Cost	Losses	Fair Value

Government Securities	$12,377	$13	$12,390	$54,620	$(7)	$54,613
Auction Rate Securities	$33,500	$—	$33,500	$22,050	$—	$22,050

Totals	$45,877	$13	$45,890	$76,670	$(7)	$76,663

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable and related allowances consist of the following:

	December 31,

	2003	2004

Gross accounts receivable	$82,939	$94,768

Less: Allowance for doubtful accounts	(1,322)	(1,509)
Allowance for sales returns	(4,845)	(6,407)
Allowance for price protection	(2,606)	(4,649)

Total allowances	(8,773)	(12,565)

Accounts receivable, net	$74,166	$82,203

Inventories consist of the following:

	December 31,

	2003	2004

Finished goods	$39,266	$53,557

Property and equipment, net consists of the following:

	December 31,

	2003	2004

Computer equipment	$2,722	$3,729
Furniture, fixtures and leasehold improvements	794	1,033
Software	3,236	3,775
Machinery	2,216	2,978

	8,968	11,515
Less: Accumulated depreciation and amortization	(5,342)	(7,936)

	$3,626	$3,579

      Depreciation expense in 2002, 2003 and 2004 was $1.4 million, $2.0 million and $2.6 million, respectively.

Other accrued liabilities consist of the following:

	December 31,

	2003	2004

Sales and marketing programs	$14,207	$29,277
Warranty obligation	11,959	10,766
Outsourced engineering costs	1,604	1,878
Freight	937	3,354
Other	2,592	5,691

	$31,299	$50,966

Note 3 —	Net Income (Loss) Per Share:
      Immediately prior to the effective date of the Company’s initial public offering on July 30, 2003, the Company’s outstanding Preferred Stock was automatically converted into 20,228,480 shares of common stock.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prior to July 30, 2003, the holders of Series A, B and C Preferred Stock were entitled to participate in all dividends paid on common stock, as and when declared by the Board of Directors, on an as-if converted basis. In accordance with EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” the Company has included the impact of Preferred Stock in the computation of basic earnings per share using the “two class” method. Under this method, an earnings allocation formula is used to determine the amount of net income (loss) attributable to common stockholders to be allocated to each class of stock (the two classes being common stock and Preferred Stock). Basic net income (loss) per share attributable to common stockholders is calculated by dividing the amount of net income (loss) attributable to common shareholders that is apportioned to common stock by the weighted average number of shares of common stock outstanding during the period. Although there were no common shares outstanding during 2002, basic net loss per share attributable to common stockholders is presented, as there were potential common shares outstanding (representing Preferred Stock) during the period. This per share data is based on the net loss, which would be attributable to one share of common stock during each period, after apportioning the loss to reflect the participation rights of the preferred stockholders.
      Net income (loss) per share applicable to each class of stock (common stock and Preferred Stock) is as follows (in thousands, except per share data):

	Year Ended December 31,

	2002		2003		2004

	Common	Preferred	Common	Preferred	Common
Basic net income (loss) per share:	Stock	Stock	Stock	Stock	Stock

Apportioned net income (loss)		$(9,742)	$6,621	$6,476	$23,465

Deemed dividend on Preferred Stock		17,881	—	—	—

Total numerator for basic net income (loss) per share		$8,139	$6,621	$6,476	$23,465

Weighted average basic shares outstanding		21,181	11,958	11,695	30,441

Basic net income (loss) per share	$(0.46)(A)	$0.38	$0.55	$0.55	$0.77

	Year Ended
	December 31,

	2003	2004
	Common	Common
Diluted net income per share:	Stock	Stock

Net income	$13,097	$23,465

Total numerator for diluted net income per share	$13,097	$23,465

Weighted average shares outstanding:
Basic	11,958	30,441
Conversion of preferred stock	11,695	—
Options and warrants	3,147	2,185

Total diluted	26,800	32,626

Diluted net income per share	$0.49	$0.72

(A):	As described above, this amount represents the amount of net loss after deemed dividend to Preferred Stock which would be apportioned to one share of common stock.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Diluted net loss per share attributable to common stockholders for 2002 is the same as basic net loss per share attributable to common stockholders because the impact of including common stock equivalents would not be dilutive.
      Anti-dilutive common stock options and warrants amounting to 3,021,893, 175,000 and 416,280 were excluded from the weighted average shares outstanding for the diluted per share calculation for 2002, 2003 and 2004, respectively, as their inclusion would be anti-dilutive.

Note 4 —	Income Taxes:
      The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2002	2003	2004

Current:
U.S. federal	$378	$4,282	$12,830
State	662	513	1,197
Foreign	293	737	1,033

	1,333	5,532	15,060

Deferred:
U.S. federal	—	(7,908)	(2,147)
State	—	(1,148)	8

	—	(9,056)	(2,139)

Total	$1,333	$(3,524)	$12,921

      Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,

	2003	2004

Deferred tax assets:
Net operating loss carry-forwards	$180	$—
Accruals and allowances	9,050	10,572
Depreciation		361
Tax credits	—	542

	9,230	11,475

Deferred tax liabilities:
Depreciation and goodwill amortization	(174)	—

	(174)	—

Gross deferred tax assets	9,056	11,475
Valuation allowance	—	—

Net deferred tax assets	$9,056	$11,475

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accordingly, the Company fully reversed the valuation allowance of $9,772,000 in the second quarter of the year ended December 31, 2003 to reflect the anticipated net deferred tax asset utilization.
      The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,

	2002	2003	2004

Tax at federal statutory rate	34.0%	35.0%	35.0%
State, net of federal benefit	9.6	4.3	3.9
Stock-based compensation	2.7	7.3	(2.3)
Non-deductible interest charges	2.2	27.1	0.0
Tax credits	0.0	(6.4)	(3.9)
Other	6.0	(2.0)	2.8
Change in valuation allowance	(40.4)	(102.1)	0.0

Provision (Benefit) for taxes	14.1%	(36.8)%	35.5%

Income tax benefits in the amount of $11,773,000 related to the exercise of stock options were credited to additional paid in capital during the year ended December 31, 2004.

Note 5 —	Commitments:

Litigation and Other Legal Matters
      In June 2004, a lawsuit, entitled Zilberman v. NETGEAR, Civil Action CV021230, was filed against the Company in the Superior Court of California, County of Santa Clara. The complaint purports to be a class action on behalf of all persons or entities in the United States who purchased the Company’s wireless products other than for resale. Plaintiff alleges that the Company made false representations concerning the data transfer speeds of its wireless products when used in typical operating circumstances, and is requesting injunctive relief, payment of restitution and reasonable attorney fees. Similar lawsuits have been filed against other companies within the industry. The Company has filed an answer to the complaint denying the allegations. Limited discovery is currently under way and no trial date has been set.
      In February 2005, a lawsuit, entitled McGrew v. NETGEAR, Civil Action CV035191, was filed against the Company in the Superior Court of California, County of Santa Clara. The complaint makes the same allegations and purports to represent the same class of persons and entities as the Zilberman suit. The Company has not yet responded to the complaint, and no trial date has been set.
      These claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Were an unfavorable outcome to occur, there exists the possibility it would have a material adverse impact on the Company’s financial position and results of operations for the period in which the unfavorable outcome becomes probable.
      In June 2004, a lawsuit, entitled Weaver v.NETGEAR, Civil Action RG04161382, was filed against the Company in the Superior Court of California, County of Alameda. The complaint purported to be a class action on behalf of persons who obtained any consumer product manufactured by us and sold in California on or after January 1, 2004. Plaintiff alleged that the Company violated California law because the Company did not disclose on its website that the failure to register a product does not diminish the product’s warranty. In the

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fourth quarter of 2004, the Company and the plaintiff settled the lawsuit which provided for a payment of $17,500 by the Company, and the Superior Court approved the settlement resulting in the dismissal of the matter.

Employments Agreements
      The Company has signed various employment agreements with key executives pursuant to which if their employment is terminated without cause, the employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Chief Financial Officer) and 26 weeks (for other key executives), and such employees will continue to have stock options vest for a one year period following the termination. If the termination, without cause, occurs within one year of a change in control, the officer is entitled to two years acceleration of any unvested portion of his or her stock options.

Leases
      The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through January 2009. Rent expense in the years ended, December 31, 2002, 2003 and 2004 was $959,000, $1.1 million and $1.3 million, respectively. The terms of our principal facility lease provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
      Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating
Year Ending December 31,	Leases

2005	$937
2006	653
2007	575
2008	102
2009	8

Total minimum lease payments	$2,275

Guarantees, Indemnifications
      The Company has entered into various inventory related purchase agreements with suppliers. Under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are noncancelable within 30 days prior to the expected shipment date. At December 31, 2004, the Company had $34.8 million in noncancelable purchase commitments with suppliers. The Company expects to sell all products for which it has committed purchases from suppliers.
      During 2001, the Company entered into an agreement with a service provider with respect to legal consultative and other services in international jurisdictions. Under the agreement, the Company agreed to indemnify the service provider to the fullest extent permitted by law against claims, suits and legal and other expenses incurred by the service provider in the course of providing such services. The terms of the indemnity agreement remain in effect until modified by the parties to the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not received any claims against this agreement and believes the fair value of the indemnification agreement is minimal. Accordingly, the Company has no liability recorded for this agreement as at December 31, 2004.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company also, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as at December 31, 2004.
      In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

Note 6 —	Stock Option Plans:

2000 Stock Option Plan
      In April 2000, the Company adopted the 2000 Stock Option Plan (the “Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees, directors and consultants. 7,350,000 shares of Common Stock had been reserved for issuance under the Plan.
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

2003 Stock Plan
      In April 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2003 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees, directors and consultants. The Company has reserved 750,000 shares of Common Stock plus any shares which were reserved but not issued under the Company’s 2000 Stock Option Plan as of the date of the approval of the 2003 Plan. The number of shares which were reserved but not issued under the Company’s 2000 Stock Option Plan that were transferred to the Company’s 2003 Stock Plan were 615,290, which when combined with the stock option allocation for the Company’s 2003 Plan give a total of 1,365,290 shares reserved under the Company’s 2003 Plan as of the date of transfer. As of December 31, 2004, 1,014,588 shares were reserved for issuance under the Company’s 2003 Stock Plan.
      Options under the 2003 Plan may be granted for periods of up to ten years and at prices no less than the estimated fair value of the common stock on the date of grant as determined by the closing sales price for such

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock as quoted on any established stock exchange or a national market system, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, options granted generally vest over four years, the first tranche at the end of twelve months and the remaining options vesting monthly over the remaining three years.

Stock based compensation
      For financial reporting purposes, the Company determined that the estimated value of the common stock determined in anticipation of the Company’s initial public offering was in excess of the exercise price, which was deemed to be the fair market value as of the dates of grant. In connection with the grants of such options, the Company recorded deferred stock based compensation of $6.7 million, $1.0 million and ($678,000) for the years ended December 31, 2002, 2003 and 2004, respectively. For the years ended December 31, 2002, 2003 and 2004, respectively, the amortization of non-cash deferred stock-based compensation in those years was $1.7 million, $1.8 million and $1.7 million, respectively.
      Activity under the Company’s Stock Option Plans is set forth as follows:

	Year Ended December 31,

	2002		2003		2004

		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at January 1	4,706,349	$5.40	6,433,092	$4.68	6,561,693	$5.39
Options granted	2,470,041	3.99	654,735	12.14	614,602	13.60
Options exercised	—	—	(141,896)	5.67	(2,796,428)	4.64
Options cancelled	(743,298)	6.88	(384,238)	4.93	(232,778)	7.41

Outstanding at end of period	6,433,092	4.68	6,561,693	5.39	4,147,089	7.00

Options exercisable at end of period	3,256,417	4.69	4,654,024	4.88	2,644,063	5.29

      Additional information regarding stock options outstanding under the Company’s Stock Option Plans as of December 31, 2004 is as follows:

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life (in	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Years)	Price	Outstanding	Price

$1.29-$2.99	335,449	7.0	$1.29	215,365	$1.29
$3.00-$5.99	2,100,078	5.7	$4.55	1,811,062	$4.51
$6.00-$8.99	656,209	6.8	$7.49	462,047	$7.60
$9.00-$11.99	368,453	7.9	$10.39	87,043	$11.00
$12.00-$14.99	371,725	9.3	$13.77	21,311	$14.00
$15.00-$17.99	315,175	9.0	$16.44	47,235	$16.32

$1.29-$17.99	4,147,089	6.7	$7.00	2,644,063	$5.29

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option grant under the Company’s stock option plan is estimated on the date of grant using the fair value method, using the following weighted average assumptions:

	Year Ended December 31,

	2002	2003	2004

Risk free interest rate	3.14%	2.68%	2.81%
Expected life (years)	4	4	4
Expected dividends	$—	$—	$—
Volatility	71%	71%	52%
      The weighted average fair value of options granted during 2002, 2003 and 2004 was $4.45, $8.37 and $5.47, respectively.

Note 7 —	Employee Stock Purchase Plans:
      In April 2003, the Company adopted the Employee Stock Purchase Plan (the “Purchase Plan”) under which 500,000 shares have been reserved for issuance. The Purchase Plan permits purchases of common stock via payroll deductions. The maximum payroll deduction is 10% of the employee’s cash compensation. Purchases of the common stock occur on February 1 and August 1 of each year. The price of each share purchased is 85% of the lower of:
      The fair market value per share of common stock on the first trading day of each offering period (which lasts 6 months); or
      The fair market value per share of common stock on the first trading day on or subsequent to the last day of the offering period, if it falls on a weekend or Government holiday.
      The value of the shares purchased by any single employee in any calendar year may not exceed $25,000.
      Through December 31, 2004, 39,217 shares had been purchased under the Purchase Plan and 460,783 remain available for issuance.

Note 8 —	Segment Information, Operations by Geographic Area and Customer Concentration:
      Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. By this definition, the Company primarily operates in one business segment, which comprises the development, marketing and sale of networking products for the small business and home markets. NETGEAR’s primary headquarters and a significant portion of its operations are located in the United States. The Company also conducts sales, marketing, customer service activities and certain distribution center activities through several small sales offices in Europe, Middle-East and Africa (EMEA) and Asia as well as outsourced distribution centers. Geographic revenue information is based on the location of the reseller or distributor.
      Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic information
      Net revenue consists of (in thousands):

	Year Ended December 31,

	2002	2003	2004

United States	$150,096	$172,885	$205,587
United Kingdom	23,919	35,415	54,233
Germany	23,963	34,422	47,596
EMEA (excluding UK and Germany)	20,124	29,585	42,761
Asia Pacific and rest of world	19,229	26,995	32,962

	$237,331	$299,302	$383,139

      Long-lived assets consist of (in thousands):

	December 31,

	2003	2004

United States	$3,260	$3,215
EMEA	45	38
Asia Pacific	321	326

	$3,626	$3,579

      Customer Concentration: (as a percentage of net revenue):

	Year Ended
	December 31,

Customer	2002	2003	2004

Ingram Micro, Inc.	32%	31%	27%
Tech Data Corporation	20%	15%	18%

Note 9 —	Employee Benefit Plan:
      In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees may contribute up to 15% of salary subject to the legal maximum. The Company contributes an amount equal to 50% of the first 5% of the employees’ contribution. The maximum Company contribution is $1,500 per year per employee. The Company expensed $130,000, $233,000 and $279,000 related to the NETGEAR 401(k) Plan in the years ended December 31, 2002, 2003 and 2004, respectively.

QUARTERLY FINANCIAL DATA
(In thousands, except per share amounts)
(unaudited)

	March 28, 2004	June 27, 2004	October 3, 2004	December 31, 2004

Net revenue	$88,425	$88,372	$101,236	$105,106
Gross profit	$27,484	$28,357	$32,491	$34,489
Provision for income taxes	$2,758	$3,066	$3,718	$3,379
Net income	$4,150	$4,875	$5,876	$8,564
Net income per share — basic	$0.14	$0.16	$0.19	$0.27
Net income per share — diluted	$0.13	$0.15	$0.18	$0.26

	March 30, 2003	June 29, 2003	September 28, 2003	December 31, 2003

Net revenue	$67,706	$69,003	$75,785	$86,808
Gross profit	$18,471	$19,072	$21,048	$25,251
Provision for (benefit from) income taxes	$1,213	$(8,395)	$1,664	$1,994
Net income (loss)	$1,612	$11,503	$(3,950)	$3,932
Net income per share — basic	$0.08	$0.57	$(0.15)	$0.14
Net income per share — diluted	$0.07	$0.48	$(0.15)	$0.12

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
      Design and evaluation of internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management’s report is included with our Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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

Item 9B.	Other Information
      None.
PART III
      Certain information required by Part III is incorporated herein by reference from our Proxy Statement related to our 2005 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this report.

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
      We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website at the address specified above.

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
      (a) The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial Statement Schedule.

The following financial statement schedule of NETGEAR, Inc. for the fiscal years ended December 31, 2002, 2003 and 2004 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of NETGEAR, Inc.

Page

Schedule II — Valuation and Qualifying Accounts	Exhibit 99.1

(3) Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.
      (b) Reports on Form 8-K

Report on Form 8-K furnished on October 28, 2004 under Item 2.02 (Results of Operations and Financial Condition), regarding our financial results for the fiscal quarter ended October 3, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 16th day of March 2005.

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick C.S. Lo Patrick C.S. Lo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ Jonathan Mather Jonathan Mather	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Ralph E. Faison Ralph E. Faison	Director	March 16, 2005

/s/ A. Timothy Godwin A. Timothy Godwin	Director	March 16, 2005

/s/ Linwood A. Lacy, Jr. Linwood A. Lacy, Jr.	Director	March 16, 2005

/s/ Gerald A. Poch Gerald A. Poch	Director	March 16, 2005

Signature	Title	Date

/s/ Gregory J. Rossmann Gregory J. Rossmann	Director	March 16, 2005

/s/ Stephen D. Royer Stephen D. Royer	Director	March 16, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description

3.3		Amended and Restated Certificate of Incorporation of the registrant(1)
3.5		Bylaws of the registrant(1)
4.1		Form of registrant’s common stock certificate(1)
4.2		Amended and Restated Investor Rights Agreement, dated February 7, 2002, by and between the registrant and the individuals and entities listed therein(1)
10.1		Form of Indemnification Agreement for directors and officers(1)
10.2		2000 Stock Option Plan and forms of agreements thereunder(1)
10.3		2003 Stock Plan and forms of agreements thereunder(1)
10.4		2003 Employee Stock Purchase Plan(1)
10.5		Employment Agreement, dated December 3, 1999, between the registrant and Patrick C.S. Lo(1)
10.7		Employment Agreement, dated August 10, 2001, between the registrant and Jonathan R. Mather(1)
10.8		Employment Agreement, dated December 9, 1999, between the registrant and Mark G. Merrill(1)
10.9		Employment Agreement, dated November 4, 2002, between the registrant and Michael F. Falcon(1)
10.10		Employment Agreement, dated January 6, 2003, between the registrant and Charles T. Olson(1)
10.11		Employment Agreement, dated November 3, 2003, between the registrant and Michael Werdann(2)
10.12		Employment Agreement, dated October 18, 2004, between the registrant and Albert Y. Liu(3)
10.13		Standard Office Lease, dated December 3, 2001, between the registrant and Dell Associates II-A, and First Amendment to Standard Office Lease, dated March 21, 2002(1)
10	.13.1	Second Amendment to Lease, dated June 30, 2004, between the registrant and Dell Associates II-A(4)
10	.14*	Distributor Agreement, dated March 1, 1997, between the registrant and Tech Data Product Management, Inc.(1)
10	.15*	Distributor Agreement, dated March 1, 1996, between the registrant and Ingram Micro Inc., as amended by Amendment dated October 1, 1996 and Amendment No. 2 dated July 15, 1998(1)
10	.18*	Master Purchase Agreement, dated March 31, 2003, between the registrant and Delta Networks, Inc., as signed by the registrant on April 24, 2003(1)
10	.21*	Master Purchase Agreement, dated April 25, 2003, between the registrant and SerComm Corporation, as signed by the registrant on May 8, 2003(1)
10	.24*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL, Logistics Americas, Ltd.(1)
10	.25*	Distribution Operation Agreement, dated April 27, 2001, between the registrant and Furness Logistics BV(1)
10	.26*	Distribution Operation Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited(1)
10	.29*	Master Purchase Agreement, dated March 27, 2003, between the registrant and Cameo Communications Corporation(1)
10	.30*	Master Purchase Agreement, dated April 18, 2003, between the registrant and Z-Com, Inc., as signed by the registrant on April 23, 2003(1)
10.31		Severance Agreement and Release, effective as of July 30, 2004, between the registrant and Raymond P. Robidox
10.32		Severance Agreement and Release, effective as of November 12, 2004, between the registrant and Christopher Marshall(5)
21.1		List of subsidiaries(1)

Exhibit
Number	Description

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(c) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(c) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Schedule II — Valuation and Qualifying Accounts

*	Confidential treatment has been granted as to certain portions of this Exhibit.

(1)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003.

(2)	Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed on March 5, 2004 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.

(4)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.

(5)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.

(6)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K filed on March 5, 2004 with the Securities and Exchange Commission.