Form 10-Q
period 2005-04-03
NETGEAR INC
filed 2005-05-13
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 3, 2005.

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

     The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 31,817,225 as of May 6, 2005.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 3,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$53,009	$65,052
Short-term investments	85,545	76,663
Accounts receivable, net	78,552	82,203
Inventories	46,950	53,557
Deferred income taxes	11,475	11,475
Prepaid expenses and other current assets	7,325	7,151

Total current assets	282,856	296,101
Property and equipment, net	3,890	3,579
Goodwill	558	558

Total assets	$287,304	$300,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,440	$52,742
Accrued employee compensation	5,168	5,534
Other accrued liabilities	50,836	50,966
Deferred revenue	3,725	2,143
Income taxes payable	6,202	3,659

Total current liabilities	91,371	115,044

Commitments (Note 9)
Stockholders’ equity:
Common stock	32	31
Additional paid-in capital	191,449	188,900
Deferred stock-based compensation	(1,451)	(1,882)
Cumulative other comprehensive loss	(109)	(7)
Retained earnings (accumulated deficit)	6,012	(1,848)

Total stockholders’ equity	195,933	185,194

Total liabilities and stockholders’ equity	$287,304	$300,238

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	April 3,	March 28,
	2005	2004
Net revenue	$108,952	$88,425

Cost of revenue:
Cost of revenue	73,033	60,899
Amortization of deferred stock-based compensation	38	42

Total cost of revenue	73,071	60,941

Gross profit	35,881	27,484

Operating expenses:
Research and development	2,837	2,343
Sales and marketing	16,929	14,768
General and administrative	3,581	3,182
Amortization of deferred stock-based compensation:
Research and development	80	118
Sales and marketing	149	188
General and administrative	94	97

Total operating expenses	23,670	20,696

Income from operations	12,211	6,788
Interest income	771	223
Other expense, net	(54)	(103)

Income before income taxes	12,928	6,908
Provision for income taxes	5,068	2,758

Net income	$7,860	$4,150

Net income per share:
Basic	$0.25	$0.14

Diluted	$0.24	$0.13

Weighted average shares outstanding used to compute net income per share:
Basic	31,661	29,521

Diluted	33,280	32,355

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	April 3,	March 28,
	2005	2004
Cash flows from operating activities:
Net income	$7,860	$4,150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	784	613
Amortization of deferred stock-based compensation	361	445
Tax benefit from exercise of stock options	955	2,758
Changes in assets and liabilities:
Accounts receivable	3,651	4,015
Inventories	6,607	117
Prepaid expenses and other current assets	(174)	(2,415)
Accounts payable	(27,302)	(7,851)
Accrued employee compensation	(366)	2,097
Other accrued liabilities	(130)	7,189
Deferred revenue	1,582	(841)
Income taxes payable	2,543	(726)

Net cash provided by (used in) operating activities	(3,629)	9,551

Cash flows from investing activities:
Proceeds from sale of short-term investments	(31,034)	(83,355)
Purchases of short-term investments	22,050	73,909
Purchase of property and equipment	(1,095)	(467)

Net cash used in investing activities	(10,079)	(9,913)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,203	6,768
Proceeds from issuance of common stock under employee stock purchase plan	462	—

Net cash provided by financing activities	1,665	6,768

Net increase (decrease) in cash and cash equivalents	(12,043)	6,406
Cash and cash equivalents, at beginning of period	65,052	27,715

Cash and cash equivalents, at end of period	$53,009	$34,121

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

     NETGEAR, Inc. was incorporated in Delaware in January 1996. NETGEAR, Inc. together with its subsidiaries (collectively, “NETGEAR” or the “Company”) designs, develops and markets networking products that address the specific needs of small businesses and homes, enabling customers to share Internet access, peripherals, files and digital content and applications among multiple personal computers. The Company’s products include Ethernet networking products, broadband products, and wireless networking products that are sold worldwide through distributors, traditional retailers, on-line retailers, direct marketing resellers, or DMRs, value added resellers, or VARs, and broadband service providers.

     The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at December 31, 2004 has been derived from audited financial statements at such date. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

     Certain reclassifications have been made to prior period reported amounts to conform to the current period presentation, including reclassification of investments in auction rate securities from cash and cash equivalents to short-term investments. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised its presentation to exclude from cash and cash equivalents $43 million of auction rate securities at March 28, 2004 and to include such amounts as short-term investments. In addition, the company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. This adjustment resulted in a net increase in cash used for investing activities by $9.5 million in the first quarter of 2004. This reclassification had no impact on previously reported results of operations, operating cash flows or working capital of the Company.

     The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended April 3, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company’s significant accounting policies have not materially changed during the three months ended April 3, 2005.

2. Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), an amendment of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of FAS 123R are effective for our fiscal year beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date as well as unvested awards on that date. Prior to the effective date of FAS 123R, we will continue to provide the pro-forma disclosures for past award grants as required under FAS 123. The Company believes the adoption of FAS 123R will likely result in charges being taken similar to those currently shown in the pro forma disclosure, as required under FAS 123, found in Note 3.

     In March 2005, the SEC staff issued guidance on FAS 123R. Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of FAS 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by FAS 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of FAS 123R.

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

	Three Months Ended
	April 3,	March 28,
	2005	2004
Net income, as reported	$7,860	$4,150
Add:

Employee stock-based compensation included in reported net income	361	445
Less:
Total employee stock-based compensation determined under fair value method	(2,813)	(1,100)

Adjusted net income	$5,408	$3,495

Basic net income per share:
As reported	$0.25	$0.14

Pro forma	$0.17	$0.12

Diluted net income per share:
As reported	$0.24	$0.13

Pro forma	$0.16	$0.11

     The fair value of options granted in the three months ended April 3, 2005 and March 28, 2004, were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended
	April 3,	March 28,
	2005	2004
Expected life (in years)	4	4
Risk-free interest rate	3.63%	2.68%
Expected volatility	55%	52%
Dividend yield	—	—

4. Product Warranties

     The Company provides for estimated future warranty obligations upon product delivery based on historical experience and the Company’s judgment regarding anticipated rates of warranty claims. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended
	April 3,	March 28,
	2005	2004
Balance as of beginning of the period	$10,766	$11,959
Provision for warranty liability for sales made during the period	5,764	3,492
Settlements made during the period	(5,769)	(4,661)

Balance at end of period	$10,761	$10,790

5. Shipping and Handling Fees and Costs

     The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $1.4 million for the three months ended April 3, 2005 and $1.6 million for the three months ended March 28, 2004.

6. Balance Sheet Components

     Accounts receivable, net:

	April 3,	December 31,
	2005	2004
	(In thousands)
Gross accounts receivable	$91,174	$94,768
Less: Allowance for doubtful accounts	(1,365)	(1,509)
Allowance for sales returns	(6,619)	(6,407)
Allowance for price protection	(4,638)	(4,649)

Total allowances	(12,622)	(12,565)

Accounts receivable, net	$78,552	$82,203

     Inventories:

	April 3,	December 31,
	2005	2004
	(In thousands)
Finished goods	$46,950	$53,557

     Other accrued liabilities:

	April 3,	December 31,
	2005	2004
	(In thousands)
Sales and marketing programs	$29,173	$29,277
Warranty obligation	10,761	10,766
Outsourced engineering costs	1,497	1,878
Freight	3,278	3,354
Other	6,127	5,691

Other accrued liabilities	$50,836	$50,966

7. Net Income Per Share

     Basic Earnings Per Share (“EPS”) is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased using the proceeds from the assumed exercise of stock options.

     Net income per share for the three months ended April 3, 2005 and March 28, 2004 are as follows (in thousands, except per share data):

	Three Months Ended
	April 3,	March 28,
	2005	2004
	Common Stock	Common Stock
Basic net income per share:
Net income (numerator)	$7,860	$4,150

Weighted average basic shares outstanding:
Basic	31,661	29,521
Options and warrants	1,619	2,834

Total diluted	33,280	32,355

Basic net income per share	$0.25	$0.14

Diluted net income per share	$0.24	$0.13

Anti-dilutive outstanding common stock options amounting to 326,686 and 149,297 were excluded from the weighted average shares outstanding for the diluted per share calculation for the three months ended April 3, 2005 and March 28, 2004, respectively.

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

     Net revenue consists of (in thousands):

	Three Months Ended
	April 3,	March 28,
	2005	2004
United States	$51,095	$48,369
United Kingdom	19,333	11,156
Germany	12,261	11,070
EMEA (excluding UK and Germany)	15,402	9,453
Asia Pacific and rest of the world	10,861	8,377

	$108,952	$88,425

     Long-lived assets consist of (in thousands):

	Three Months Ended
	April 3,	March 28,
	2005	2004
United States	$3,561	$3,137
EMEA	60	36
Asia Pacific and rest of the world	269	307

	$3,890	$3,480

     Significant customers (as a percentage of revenue):

	Three Months Ended
	April 3,	March 28,
	2005	2004
Ingram Micro, Inc.	28%	27%
Tech Data Corporation	17%	18%
All others individually less than 10% of revenue	55%	55%

	100%	100%

9. Commitments

Guarantees and Purchase Commitments

     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At April 3, 2005, we had approximately $31.9 million in non-cancelable purchase commitments with suppliers.

Indemnification

     During 2001, the Company entered into an agreement with a law firm with respect to legal consultative and other services in international jurisdictions. Under the agreement, the Company agreed to indemnify the law firm to the fullest extent permitted by law against claims, suits and legal and other expenses incurred by the service provider in the course of providing such services. The terms of the indemnity agreement remain in effect until modified by the parties to the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not received any claims against this agreement and believes the fair value of the indemnification agreement is minimal. Accordingly, the Company has no liability recorded for this agreement as of April 3, 2005.

     The Company also, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has Director and Officer insurance that limits its exposure and enables it to recover a portion of any future amounts paid. To date the Company has not received any claims. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 3, 2005.

     In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes that it has recourse to its suppliers and vendors in the event amounts are required to be paid to settle lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 3, 2005.

Litigation

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

     In February 2005, a lawsuit, entitled McGrew v. NETGEAR, Civil Action CV035191, was filed against us in the Superior Court of California, County of Santa Clara. The complaint makes the same allegations and purports to represent the same class of persons and entities as the Zilberman suit. We have filed an answer to the complaint denying the allegations. No trial date has been set.

     In May 2005, we filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (CSIRO), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of our products. CSIRO has previously asserted that its patent covers implementations of the IEEE 802.11a and 802.11g wireless local access network standards, and is therefore infringed by our wireless networking products implementing these standards. No trial date has been set.

     These claims against us or filed by us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Were an unfavorable outcome to occur, there exists the possibility it would have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome becomes probable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors Affecting Future Results” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

Overview

     We design, develop and market technologically advanced, branded networking products that address the specific needs of small business and home users. We supply innovative networking products, both domestically and worldwide, that meet the ease-of-use, quality, reliability, performance and affordability requirements of these users. From our inception in January 1996 until May 1996, our operating activities related primarily to research and development, developing relationships with outsourced design, manufacturing and technical support partners, testing prototype designs, staffing a sales and marketing organization and establishing relationships with distributors and resellers. We began product shipments during the quarter ended June 30, 1996, and recorded net revenue of $4.0 million in 1996. In 2004, our net revenue was $383.1 million and our net income was $23.5 million.

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

     Our products are sold through multiple sales channels worldwide, including traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and, broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, CompUSA, Costco, Fry’s Electronics, Office Max, Staples, MediaMarkt (Germany, Austria), PC World (U.K.) and FNAC (France). Online retailers include Amazon.com, Newegg.com and Buy.com. Our direct market resellers include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as Comcast, Charter Communications and Time-Warner Cable, in domestic markets and Tiscali (Germany), AOL (UK), Telewest (UK), Tele Denmark, and Telstra (Australia). Some of these retailers and resellers purchase directly from us while most are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.

Results of Operations

     The following table sets forth the consolidated statements of operations and the percentage change for the three months ended April 3, 2005, with the comparable reporting period in the preceding year.

	Three Months Ended
	April 3,	Percentage	March 28,
	2005	Change	2004
Net revenue	$108,952	23.2%	$88,425

Cost of revenue:
Cost of revenue	73,033	19.9	60,899
Amortization of deferred stock-based compensation	38	(9.5)	42

Total cost of revenue	73,071	19.9	60,941

Gross profit	35,881	30.6	27,484

Operating expenses:
Research and development	2,837	21.1	2,343
Sales and marketing	16,929	14.6	14,768
General and administrative	3,581	12.5	3,182
Amortization of deferred stock-based compensation:
Research and development	80	(32.2)	118
Sales and marketing	149	(20.7)	188
General and administrative	94	(3.1)	97

Total operating expenses	23,670	14.4	20,696

Income from operations	12,211	79.9	6,788
Interest income	771	245.7	223
Other expense, net	(54)	(47.6)	(103)

Income before income taxes	12,928	87.1	6,908
Provision for income taxes	5,068	83.8	2,758

Net income	$7,860	89.4%	$4,150

     The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	April 3,	March 28,
	2005	2004
Net revenue	100.0%	100.0%

Cost of revenue	67.0	68.9

Gross margin	32.9	31.1

Operating expenses:
Research and development	2.6	2.6
Sales and marketing	15.5	16.7
General and administrative	3.3	3.6
Amortization of deferred stock-based compensation:
Research and development	0.1	0.1
Sales and marketing	0.1	0.2
General and administrative	0.1	0.2

Total operating expenses	21.7	23.4

Income from operations	11.2	7.7
Interest income	0.7	0.2
Other expense, net	(0.0)	(0.1)

Income before income taxes	11.9	7.8
Provision for income taxes	4.7	3.1

Net income	7.2%	4.7%

Quarter Ended April 3, 2005 Compared to Quarter Ended March 28, 2004.

Net Revenue

     Net revenue increased $20.5 million, or 23.2%, to $109.0 million for the quarter ended April 3, 2005, from $88.4 million for the quarter ended March 28, 2004. The increase in revenue was attributable to increased gross shipments of our products in the broadband, wireless and Ethernet LAN categories, partially offset by provisions made for rebates and cooperative marketing programs associated with increased retail product sales, sales returns and price protection.

     In the quarter ended April 3, 2005, revenue generated within North America, EMEA and Asia Pacific was 46.9%, 43.1% and 10.0%, respectively. The comparable net revenue for the quarter ended March 28, 2004 was 54.7%, 35.8% and 9.5%, respectively. The increase in net revenue over the prior year comparable quarter for each region was 5.6%, 48.4% and 29.6%, respectively. The increase in all markets was attributable to increased shipment of broadband and wireless products and Ethernet switches, due in part to the continuous introduction of new products in all channels. Further, the EMEA increase was due to growth in all EMEA markets, most notable the United Kingdom which increased $8.2 million, or 73.3%. The Asia Pacific increase was due to growth in all Asia Pacific markets from the prior year comparable quarter.

Cost of Revenue and Gross Margin

     Cost of revenue increased $12.1 million, or 19.9%, to $73.0 million for the quarter ended April 3, 2005, from $60.9 million for the quarter ended March 28, 2004. In addition, our gross margin improved to 32.9% for the quarter ended April 3, 2005, from 31.1% for the quarter ended March 28, 2004. This improvement in gross margin of 1.8% was due primarily to a favorable shift in product mix, relatively lower product costs, and operational efficiency and supply chain management programs that led to a reduction in the provisions needed for returned product under warranty programs through identification of alternative markets of distribution for refurbished product. We also were able to take advantage of rebates and prompt payment discounts from our suppliers, which contributed to our gross margin improvement. These improvements in gross margin were partially offset by increases in cooperative marketing costs, end-user rebates and other marketing programs. Cooperative marketing costs and end-user rebates are recorded as a reduction in net revenue.

Operating Expenses

Research and Development

     Research and development expenses increased $494,000, or 21.1%, to $2.8 million for the quarter ended April 3, 2005, from $2.3 million for the quarter ended March 28, 2004. The increase was primarily due to increased salary and payroll related expenses of $424,000 resulting from research and development related headcount growth. Employee headcount increased by 50% to 45 employees as of April 3, 2005 as compared to 30 employees as of March 28, 2004, including the expansion of our research and development facility in Taiwan.

Sales and Marketing

     Sales and marketing expenses increased $2.2 million, or 14.6%, to $16.9 million for the quarter ended April 3, 2005, from $14.8 million for the quarter ended March 28, 2004. Of this increase, $899,000 was due to product promotion, advertising, and outside technical support expenses, all in support of increased volume. In addition, salary and related expenses for additional sales and marketing personnel increased by $1.1 million as a result of sales and marketing related headcount growth, especially due to expansion in EMEA where employee headcount grew 29% accounting for 10 of the 20 incremental employee additions.

General and Administrative

     General and administrative expenses increased $399,000, or 12.5%, to $3.6 million for the quarter ended April 3, 2005, from $3.2 million for the quarter ended March 28, 2004. This increase was primarily due to increased insurance costs of $148,000 and fees for professional services aggregating $146,000, composed of systems consulting and accounting and legal fees. There was also an increase in employee related costs of $434,000. The increase in employee related costs resulted from an increase in general and administrative related headcount, particularly in the Finance and Information Systems departments to support an increase in transactional data resulting from increased revenue.

Amortization of Deferred Stock-based Compensation

     During the quarter ended April 3, 2005, we recorded charges of $38,000 in cost of revenue, $80,000 in research and development expenses, $149,000 in sales and marketing expenses, and $94,000 in general and administrative expenses related to amortization of deferred stock-based compensation. During the quarter ended March 28, 2004, we recorded charges of $42,000 in cost of revenue, $118,000 in research and development expenses, $188,000 in sales and marketing expenses, and $97,000 in general and administrative expenses related to the amortization of deferred stock-based compensation. The remaining balance of $1.5 million will be fully amortized by the end of the third quarter of the fiscal year ending December 31, 2007.

Interest Income and Other Expense, Net

     The aggregate of interest income, interest expense, and other expense, net amounted to net other income of $717,000 for the quarter ended April 3, 2005, compared to net other income of $120,000 for the quarter ended March 28, 2004. This change was primarily due interest earned of $771,000 from cash, cash equivalents and short-term investments for the first quarter of 2005 as compared to interest income of $223,000 for the first quarter of 2004. This increase was a result of an increase in cash, cash equivalents and short-term investments, as well as an increase in the average interest rate earned in the first quarter of 2005 as compared to the first quarter of 2004.

Provision for Income Taxes

     Provision for income taxes increased $2.3 million, to $5.1 million for the quarter ended April 3, 2005, from $2.8 million for the quarter ended March 28, 2004. The effective tax rate for the quarter ended April 3, 2005 was approximately 39% and differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses, offset by tax credits. The effective tax rate for the quarter ended March 28, 2004 of approximately 40% was higher than our statutory tax rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses, offset by tax credits.

Net Income

     Net income increased $3.7 million, to $7.9 million for the quarter ended April 3, 2005, from $4.2 million for the quarter ended March 28, 2004. This increase was due to an increase in gross profit of $8.4 million and an increase in interest income, interest expense, and other expense, net, of $597,000, offset by an increase in operating expenses of $3.0 million and an increase in provision for income taxes of $2.3 million.

Liquidity and Capital Resources

     As of April 3, 2005 we had cash, cash equivalents and short-term investments totaling $138.6 million. Short-term investments accounted for $85.5 million of this balance.

     Our cash and cash equivalents balance decreased from $65.1 million as of December 31, 2004 to $53.0 million as of April 3, 2005. Operating activities during the quarter ended April 3, 2005 used cash of $3.6 million. Investing activities during the quarter ended April 3, 2005 used $10.1 million primarily for the net purchase of short-term investments of $9.0 million and purchases of property and equipment amounting to $1.1 million. During the quarter ended April 3, 2005, financing activities provided $1.7 million, primarily resulting from the issuance of common stock upon exercise of stock options and our employee stock purchase program.

     Our days sales outstanding decreased from 70 days as of December 31, 2004 to 67 days as of April 3, 2005. This decrease was attributable primarily to changes in geographical and channel mix as well as improved collections.

     Our accounts payable decreased from $52.7 million at December 31, 2004 to $25.4 million at April 3, 2005. The decrease of $27.3 million is due to the timing of purchases and the Company’s decision to take advantage of favorable discounts upon prompt payment.

     Inventory decreased by $6.6 million from $53.6 million at December 31, 2004 to $47.0 million at April 3, 2005. In the quarter ended April 3, 2005 we experienced annual inventory turns of approximately 6.2, up from approximately 5.3 in the quarter ended December 31, 2004.

     We lease office space and equipment under non-cancelable operating leases with various expiration dates through January 2009. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At April 3, 2005, we had approximately $31.9 million in non-cancelable purchase commitments with suppliers.

Contractual Obligations and Off-Balance Sheet Arrangements

     The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of April 3, 2005 (in thousands):

	Less than	1 - 3	3 - 5
Contractual Obligations	1 Year	Years	Years	Total
Operating leases	$1,231	$1,490	$213	$2,934
Purchase obligations	31,913	—	—	31,913

	$33,144	$1,490	$213	$34,847

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

Critical Accounting Policies and Estimates

     For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes in our critical accounting policies since December 31, 2004.

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

     Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in this risk factors section of this Form 10-Q and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	changes in the terms of our contracts with customers or suppliers;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	our inability to accurately forecast our contract manufacturing needs;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty returns or allowance for doubtful accounts;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter; and

•	seasonal patterns of higher sales during the second half of our fiscal year, particularly retail-related sales in our fourth quarter.

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

     We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. Our principal competitors in the small business market include 3Com Corporation, Allied Telesyn International, Dell Computer Corporation, D-Link Systems, Inc., Hewlett-Packard Company, the Linksys division of Cisco Systems and Nortel Networks. Our principal competitors in the home market include Belkin Corporation, D-Link and the Linksys division of Cisco Systems. Other current and potential competitors include numerous local vendors such as Siemens Corporation in Europe, Corega International SA, Melco, Inc./Buffalo Technology in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products.

     Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on the sales channel than we can. In June 2003, Cisco Systems acquired The Linksys Group, a major competitor of ours. Cisco Systems has substantial resources that it may direct to developing or purchasing advanced technology, which might be superior to ours. In addition, it may direct substantial resources to expand its Linksys division’s distribution channel and to increase its advertising expenditures or otherwise use its resources to successfully compete. Any of these actions could cause us to materially increase our expenses, and could result in our being unable to successfully compete, which would harm our results of operations. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. These companies could devote more capital resources to develop, manufacture and market competing products than we could. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted, and we could lose market share, any of which could seriously harm our business and results of operations.

We could become involved in litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

     The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These include third parties who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, may initiate litigation against our manufacturers, suppliers or members of our sales channel, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and if we are unable to obtain licenses or to independently develop alternative technology on a timely basis, we may be subject to an indemnification obligation or unable to offer competitive products, and be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

If we fail to continue to introduce new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net revenue and gross margins.

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

     We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal quarter ended April 3, 2005, sales to Ingram Micro and its affiliates accounted for 28% of our net revenue and sales to Tech Data and its affiliates accounted for 17% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

If we fail to successfully overcome the challenges associated with growing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.

     We face a number of challenges associated with penetrating the broadband service provider market that differ from what we have traditionally faced with the retail market. These challenges include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customer service and support demands, competition from established suppliers, pricing pressure resulting in lower margins, and our general inexperience in selling to carriers. If we do not successfully overcome these challenges, we will not be able to profitably grow our carrier sales channel and our growth will be slowed.

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

If the redemption rate for our end user promotional programs is higher than we estimate, then our net revenue and gross margin will be negatively affected.

     From time to time we offer promotional incentives, including cash rebates, to encourage end users to purchase certain of our products. Purchasers must follow specific and stringent guidelines to redeem these incentives or rebates. Often qualified purchasers choose not to apply for the incentives or fail to follow the required redemption guidelines, resulting in an incentive redemption rate of less than 100%. Based on historical data, we estimate an incentive redemption rate for our promotional programs. If the actual redemption rate is higher than our estimated rate, our net revenue and gross margin will be negatively affected.

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

We are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could impact investor confidence in the reliability of our internal controls over financial reporting.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to furnish a report by our management on our internal control over financial reporting. Such report must contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. This requirement has only recently become effective and neither we nor our auditors has significant experience in complying or assessing compliance.

     We will continue to perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of the end of a fiscal year, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to develop and sell technologically advanced products would be limited.

     We rely on third parties to obtain non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of our products. Because the intellectual property we license is available from third parties, barriers to entry may be lower than if we owned exclusive rights to the technology we license and use. On the other hand, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third-party technology providers, or if any of these providers unilaterally decide not to do business with us for any reason, our ability to develop and sell products containing that technology would be severely limited. Our licenses often require royalty payments or other consideration to third parties. Our success will depend in part on our continued ability to have access to these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially acceptable terms or at all. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This would limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our margins, market share, and operating results could be significantly harmed.

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

     International sales comprise a significant amount of our overall net revenue. International sales were 53% of overall net revenue in the first quarter of 2005. We anticipate that international sales may grow as a percentage of net revenue. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:

•	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	exchange rate fluctuations;

•	increased difficulty in managing inventory;

•	delayed revenue recognition;

•	less effective protection of intellectual property;

•	stringent consumer protection and product compliance regulations that may vary from country to country and that are costly to comply with; and

•	difficulties and costs of staffing and managing foreign operations.

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

     We plan to reorganize our foreign subsidiaries and entities to manage and optimize our international operations. Our implementation of this project will require substantial efforts by our staff and could result in increased staffing requirements and related expenses. Failure to successfully execute the reorganization or other factors outside of our control could negatively impact the timing and extent of any benefit we receive from the reorganization. The reorganization will also require us to amend a number of our customer and supplier agreements, which will require the consent of our third-party customers and suppliers. In addition, there could be unanticipated interruptions in our business operations as a result of implementing these changes that could result in loss or delay in revenue causing an adverse effect on our financial results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. The majority of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and/or result in operating losses. Certain operating expenses of our foreign operations require payment in the local currencies. As of April 3, 2005, we had net payables in various local currencies. However, based on the total amount of these payables due in foreign currencies as of April 3, 2005, a movement of 10% in foreign currency exchange rates would not have a material impact on our operating results.

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

     In February 2005, a lawsuit, entitled McGrew v. NETGEAR, Civil Action CV035191, was filed against us in the Superior Court of California, County of Santa Clara. The complaint makes the same allegations and purports to represent the same class of persons and entities as the Zilberman suit. We have filed an answer to the complaint denying the allegations. No trial date has been set.

     In May 2005, we filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (CSIRO), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges, among other things, that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of our products. CSIRO has previously asserted that its patent covers implementations of the IEEE 802.11a and 802.11g wireless local access network standards, and is therefore infringed by our wireless networking products implementing these standards. No trial date has been set.

     These claims against us or filed by us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Were an unfavorable outcome to occur, there exists the possibility it would have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome becomes probable.

Item 6. Exhibits.

     Exhibits.

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant

/s/ JONATHAN R. MATHER

Jonathan R. Mather
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 13, 2005

Exhibit Index

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer