Form 10-Q
period 2005-07-03
NETGEAR INC
filed 2005-08-12
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 3, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to
Commission file number: 000-50350
NETGEAR, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0419172
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4500 Great America Parkway,
Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)
(408) 907-8000
(Registrant’s telephone number including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 32,634,155 as of August 5, 2005.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 3,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$74,252	$65,052
Short-term investments	73,686	76,663
Accounts receivable, net	77,982	82,203
Inventories	44,106	53,557
Deferred income taxes	12,423	11,475
Prepaid expenses and other current assets	7,218	7,151

Total current assets	289,667	296,101
Property and equipment, net	4,331	3,579
Goodwill	558	558

Total assets	$294,556	$300,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,428	$52,742
Accrued employee compensation	5,983	5,534
Other accrued liabilities	49,624	50,966
Deferred revenue	2,672	2,143
Income taxes payable	918	3,659

Total current liabilities	81,625	115,044

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	32	31
Additional paid-in capital	199,788	188,900
Deferred stock-based compensation	(1,119)	(1,882)
Cumulative other comprehensive loss	(83)	(7)
Retained earnings (accumulated deficit)	14,313	(1,848)

Total stockholders’ equity	212,931	185,194

Total liabilities and stockholders’ equity	$294,556	$300,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net revenue	$107,576	$88,372	$216,528	$176,797

Cost of revenue:
Cost of revenue	68,937	59,975	141,970	120,874
Amortization of deferred stock-based compensation	38	40	76	82

Total cost of revenue	68,975	60,015	142,046	120,956

Gross profit	38,601	28,357	74,482	55,841

Operating expenses:
Research and development	3,207	2,277	6,044	4,620
Sales and marketing	18,174	15,048	35,103	29,816
General and administrative	3,806	3,213	7,387	6,395
Amortization of deferred stock-based compensation:
Research and development	73	119	153	237
Sales and marketing	124	189	273	377
General and administrative	89	97	183	194

Total operating expenses	25,473	20,943	49,143	41,639

Income from operations	13,128	7,414	25,339	14,202
Interest income	897	321	1,668	544
Other income (expense), net	(780)	206	(834)	103

Income before income taxes	13,245	7,941	26,173	14,849
Provision for income taxes	4,944	3,066	10,012	5,824

Net income	$8,301	$4,875	$16,161	$9,025

Net income per share:
Basic	$0.26	$0.16	$0.51	$0.30

Diluted	$0.25	$0.15	$0.48	$0.28

Weighted average shares outstanding used to compute net income per share:
Basic	32,146	30,367	31,901	29,951

Diluted	33,716	32,238	33,480	32,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 3,	June 27,
	2005	2004
Cash flows from operating activities:
Net income	$16,161	$9,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,559	1,198
Amortization of deferred stock-based compensation	685	890
Tax benefit from exercise of stock options	4,272	5,729
Deferred income taxes	(948)	—
Changes in assets and liabilities:
Accounts receivable	4,221	8,091
Inventories	9,451	(4,890)
Prepaid expenses and other current assets	(67)	(378)
Accounts payable	(30,314)	(1,338)
Accrued employee compensation	449	2,618
Other accrued liabilities	(1,342)	9,857
Deferred revenue	529	1,040
Income taxes payable	(2,741)	(1,765)

Net cash provided by operating activities	1,915	30,077

Cash flows from investing activities:
Proceeds from sale of short-term investments	56,813	197,724
Purchases of short-term investments	(53,912)	(223,805)
Purchase of property and equipment	(2,312)	(910)

Net cash provided by (used in) investing activities	589	(26,991)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,660	8,472
Proceeds from issuance of common stock under employee stock purchase plan	1,036	—

Net cash provided by financing activities	6,696	8,472

Net increase in cash and cash equivalents	9,200	11,558
Cash and cash equivalents, at beginning of period	65,052	27,715

Cash and cash equivalents, at end of period	$74,252	$39,273

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
     Certain reclassifications have been made to prior period reported amounts to conform to current year presentation, including reclassification of investments in auction rate securities from cash and cash equivalents to short-term investments. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised its presentation to exclude from cash and cash equivalents $59.7 million of auction rate securities at June 27, 2004 and to include such amounts as short-term investments. In addition, the Company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. This adjustment resulted in a net increase in cash used for investing activities by $26.2 million for the six months ended June 27, 2004. This reclassification had no impact on previously reported results of operations, operating cash flows or working capital of the Company.
     The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six months ended July 3, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company’s significant accounting policies have not materially changed during the six months ended July 3, 2005.
2. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), an amendment of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of FAS 123R are effective for the Company’s fiscal year beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date as well as unvested awards on that date. Prior to the effective date of FAS 123R, the Company will continue to provide the pro-forma disclosures for past award grants as required under FAS 123. The Company believes the adoption of FAS 123R will likely result in charges being taken similar to those currently shown in the pro forma disclosure, as required under FAS 123, found in Note 3.
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
     In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, (SFAS 154) a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flow.
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

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net income, as reported	$8,301	$4,875	$16,161	$9,025
Add:
Employee stock-based compensation included in reported net income	324	445	685	890
Less:
Total employee stock-based compensation determined under fair value method, net of taxes	(1,493)	(1,056)	(5,094)	(2,156)

Adjusted net income	$7,132	$4,264	$11,752	$7,759

Basic net income per share:
As reported	$0.26	$0.16	$0.51	$0.30

Pro forma	$0.22	$0.14	$0.37	$0.26

Diluted net income per share:
As reported	$0.25	$0.15	$0.48	$0.28

Pro forma	$0.21	$0.13	$0.35	$0.24

     The fair value of options granted in the three and six months ended July 3, 2005 and June 27, 2004, were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Expected life (in years)	4	4	4	4
Risk-free interest rate	3.73%	2.68%	3.65%	2.68%
Expected volatility	58%	52%	56%	52%
Dividend yield	—	—	—	—
4. Product Warranties
     The Company provides for estimated future warranty obligations upon product delivery based on historical experience and the Company’s judgment regarding anticipated rates of warranty claims. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the condensed consolidated balance sheets, are as follows (in thousands):

	Six Months Ended
	July 3,	June 27,
	2005	2004
Balance as of beginning of the period	$10,766	$11,959
Provision for warranty liability for sales made during the period	10,368	7,028
Settlements made during the period	(11,011)	(9,199)

Balance at end of period	$10,123	$9,788

5. Shipping and Handling Fees and Costs
     The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $1.7 million for the three months ended July 3, 2005, $1.6 million for the three months ended June 27, 2004, $3.1 million for the six months ended July 3, 2005 and $3.2 million for the six months ended June 27, 2004.

6. Balance Sheet Components
     Accounts receivable, net:

	July 3,	December 31,
	2005	2004
	(In thousands)
Gross accounts receivable	$91,596	$94,768

Less: Allowance for doubtful accounts	(1,383)	(1,509)
Allowance for sales returns	(6,738)	(6,407)
Allowance for price protection	(5,493)	(4,649)

Total allowances	(13,614)	(12,565)

Accounts receivable, net	$77,982	$82,203

     Inventories:

	July 3,	December 31,
	2005	2004
	(In thousands)
Finished goods	$44,106	$53,557

     Other accrued liabilities:

	July 3,	December 31,
	2005	2004
	(In thousands)
Sales and marketing programs	$29,353	$29,277
Warranty obligation	10,123	10,766
Outsourced engineering costs	1,408	1,878
Freight	2,992	3,354
Other	5,748	5,691

Other accrued liabilities	$49,624	$50,966

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
     Net income per share for the three and six months ended July 3, 2005 and June 27, 2004 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net income (numerator)	$8,301	$4,875	$16,161	$9,025

Weighted average basic shares outstanding:
Basic	32,146	30,367	31,901	29,951
Options	1,570	1,871	1,579	2,397

Total diluted	33,716	32,238	33,480	32,348

Basic net income per share	$0.26	$0.16	$0.51	$0.30

Diluted net income per share	$0.25	$0.15	$0.48	$0.28

      Anti-dilutive outstanding common stock options amounting to 58,360 and 487,545 were excluded from the weighted average shares outstanding for the three months ended July 3, 2005 and June 27, 2004, respectively, and 234,870 and 336,014 were excluded from the weighted average shares outstanding for the diluted per share calculation for the six months ended July 3, 2005 and June 27, 2004, respectively.
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
     Net revenue consists of (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
United States	$55,178	$46,483	$106,273	$94,852
United Kingdom	16,303	12,473	35,636	23,543
Germany	11,486	10,239	23,747	21,395
EMEA (excluding UK and Germany)	12,616	9,854	28,019	19,307
Asia Pacific and rest of the world	11,993	9,323	22,853	17,700

	$107,576	$88,372	$216,528	$176,797

     Long-lived assets consist of (in thousands):

	Six Months Ended
	July 3,	June 27,
	2005	2004
United States	$4,010	$2,937
EMEA	59	42
Asia Pacific and rest of the world	262	359

	$4,331	$3,338

     Significant customers (as a percentage of net revenue):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Ingram Micro, Inc.	25%	22%	28%	24%
Tech Data Corporation	17%	19%	18%	18%
All others individually less than 10% of net revenue	58%	59%	54%	58%

	100%	100%	100%	100%

9. Commitments and Contingencies
Guarantees and Purchase Commitments
     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At July 3, 2005, we had approximately $40.5 million in non-cancelable purchase commitments with suppliers.
Indemnification
     During 2001, the Company entered into an agreement with a law firm with respect to legal consultative and other services in international jurisdictions. Under the agreement, the Company agreed to indemnify the law firm to the fullest extent permitted by law against claims, suits and legal and other expenses incurred by the service provider in the course of providing such services. The terms of the indemnity agreement remain in effect until modified by the parties to the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not received any claims against this agreement and believes the fair value of the indemnification agreement is minimal. Accordingly, the Company has no liability recorded for this agreement as of July 3, 2005.
     The Company also, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has Director and Officer insurance that limits its exposure and enables it to recover a portion of any future amounts paid. To date the Company has not received any claims. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 3, 2005.
     In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes that it has recourse to its suppliers and vendors in the event amounts are required to be paid to settle lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 3, 2005.
Litigation
     In June 2004, a lawsuit, entitled Zilberman v. NETGEAR, Civil Action CV021230, was filed against the Company in the Superior Court of California, County of Santa Clara. The complaint purports to be a class action on behalf of all persons or entities in the United States who purchased the Company’s wireless products other than for resale. Plaintiff alleges that the Company made false representations concerning the data transfer speeds of the Company’s wireless products when used in typical operating circumstances, and is requesting injunctive relief, payment of restitution and reasonable attorney fees. Similar lawsuits have been filed against other companies within our industry. The Company has filed an answer to the complaint denying the allegations. Limited discovery is currently under way and no trial date has been set.
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
     In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (CSIRO), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of the Company’s products. No trial date has been set.
     These claims against the Company, or filed by the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Were an unfavorable outcome to occur, there exists the possibility it would have a material adverse impact on the Company’s financial position and results of operations for the period in which the unfavorable outcome becomes probable.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors Affecting Future Results” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries
Overview
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
     Our products are sold through multiple sales channels worldwide, including traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and, broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, CompUSA, Costco, Fry’s Electronics, Office Max, Staples, MediaMarkt (Germany, Austria), PC World (U.K.) and FNAC (France). Online retailers include Amazon.com, Newegg.com and Buy.com. Our direct market resellers include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as Comcast, Charter Communications and Time-Warner Cable, in domestic markets and Tiscali (Germany), AOL (UK), Telewest (UK), Tele Denmark, and Telstra (Australia) internationally. Some of these retailers and resellers purchase directly from us while most are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.

Results of Operations
     The following table sets forth the consolidated statements of operations and the percentage change for the three and six months ended July 3, 2005, with the comparable reporting period in the preceding year.

	Three Months Ended			Six Months Ended
	July 3,	Percentage	June 27,	July 3,	Percentage	June 27,
	2005	Change	2004	2005	Change	2004
Net revenue	$107,576	21.7%	$88,372	$216,528	22.5%	$176,797

Cost of revenue:
Cost of revenue	68,937	14.9	59,975	141,970	17.5	120,874
Amortization of deferred stock-based compensation	38	(5.0)	40	76	(7.3)	82

Total cost of revenue	68,975	14.9	60,015	142,046	17.4	120,956

Gross profit	38,601	36.1	28,357	74,482	33.4	55,841

Operating expenses:
Research and development	3,207	40.8	2,277	6,044	30.8	4,620
Sales and marketing	18,174	20.8	15,048	35,103	17.7	29,816
General and administrative	3,806	18.5	3,213	7,387	15.5	6,395
Amortization of deferred stock-based compensation:
Research and development	73	(38.7)	119	153	(35.4)	237
Sales and marketing	124	(34.4)	189	273	(27.6)	377
General and administrative	89	(8.2)	97	183	(5.7)	194

Total operating expenses	25,473	21.6	20,943	49,143	18.0	41,639

Income from operations	13,128	77.1	7,414	25,339	78.4	14,202
Interest income	897	179.4	321	1,668	206.6	544
Other income (expense), net	(780)	(478.6)	206	(834)	(909.7)	103

Income before income taxes	13,245	66.8	7,941	26,173	76.3	14,849
Provision for income taxes	4,944	61.3	3,066	10,012	71.9	5,824

Net income	$8,301	70.3%	$4,875	$16,161	79.1%	$9,025

     The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net revenue	100%	100%	100%	100%

Cost of revenue	64.1	67.9	65.6	68.4

Gross Margin	35.9	32.1	34.4	31.6

Operating expenses:
Research and development	3.0	2.6	2.8	2.6
Sales and marketing	16.9	17.0	16.2	16.9
General and administrative	3.5	3.6	3.4	3.6
Amortization of deferred stock-based compensation:
Research and development	0.1	0.2	0.1	0.2
Sales and marketing	0.1	0.2	0.1	0.2
General and administrative	0.1	0.1	0.1	0.1

Total operating expenses	23.7	23.7	22.7	23.6

Income from operations	12.2	8.4	11.7	8.0
Interest income	0.8	0.4	0.8	0.3
Other income (expense), net	(0.7)	0.2	(0.4)	0.1

Income before income taxes	12.3	9.0	12.1	8.4
Provision for income taxes	4.6	3.5	4.6	3.3

Net income	7.7%	5.5%	7.5%	5.1%

Quarter Ended July 3, 2005 Compared to Quarter Ended June 27, 2004
Net Revenue
     Net revenue increased $19.2 million, or 21.7%, to $107.6 million for the quarter ended July 3, 2005, from $88.4 million for the quarter ended June 27, 2004. The increase in net revenue was attributable to increased gross shipments of our products in our broadband and wireless product categories driven in part by the introduction of new products, partially offset by provisions made for rebates and cooperative marketing programs associated with increased retail product sales and sales returns.
     In the quarter ended July 3, 2005, net revenue generated within North America, EMEA and Asia Pacific was 51.3%, 37.6% and 11.1%, respectively, of the Company’s total net revenue. The comparable net revenue for the quarter ended June 27, 2004 was 52.6%, 36.9% and 10.5%, respectively, of the Company’s total net revenue. The increase in net revenue over the prior year comparable quarter for each region was 18.7%, 24.1% and 28.6%, respectively. The increase in all geographies was attributable to increased shipment of broadband and wireless products, due in part to the continuous introduction of new products in all channels. Further, the EMEA increase was due to growth in all EMEA markets, most notable the United Kingdom which increased $3.8 million, or 30.7%. The Asia Pacific increase was primarily due to growth in the Australia and China markets from the prior year comparable quarter.
Cost of Revenue and Gross Margin
     Cost of revenue increased $9.0 million, or 14.9%, to $69.0 million for the quarter ended July 3, 2005, from $60.0 million for the quarter ended June 27, 2004. In addition, our gross margin improved to 35.9% for the quarter ended July 3, 2005, from 32.1% for the quarter ended June 27, 2004. This 3.8 percent improvement in gross margin was due primarily to (1) a favorable shift in product mix, including increased sales of newer products, which often carry higher gross margins, (2) relatively lower product costs, and (3) operational efficiency and supply chain management programs that led to a reduction in the provisions needed for returned product under warranty programs through identification of alternative markets of distribution for refurbished product. We also were able to take advantage of rebates and prompt payment discounts from our suppliers, which contributed to our gross margin improvement. These improvements in gross margin were partially offset by increases in costs associated with freight, product conversions, cooperative marketing costs, end-user rebates and other marketing programs. Cooperative marketing costs and end-user rebates are typically recorded as a reduction in net revenue.
Operating Expenses
Research and Development
     Research and development expenses increased $930,000, or 40.8%, to $3.2 million for the quarter ended July 3, 2005, from $2.3 million for the quarter ended June 27, 2004. The increase was primarily due to increased salary and payroll related expenses of $772,000 resulting from research and development related headcount growth. Employee headcount increased by 56% to 53 employees as of July 3, 2005 as compared to 34 employees as of June 27, 2004, including the expansion of our research and development facility in Taiwan and expansion of our focus on the broadband service provider market which often requires additional certifications and testing.
Sales and Marketing
     Sales and marketing expenses increased $3.1 million, or 20.8%, to $18.2 million for the quarter ended July 3, 2005, from $15.0 million for the quarter ended June 27, 2004. Of this increase, $2.0 million was due to product promotion, including intensified in-store staffing and training programs, advertising, and outside technical support expenses, all in support of increased volume. In addition, salary and related expenses for additional sales and marketing personnel increased by $525,000 as a result of sales and marketing related headcount growth, especially due to expansion in EMEA where employee headcount grew 36% accounting for 13 of the 27 incremental employee additions and the staffing of our new India subsidiary in the Asia Pacific region. The increase was also attributable to additional general overhead costs such as allocated facilities and information systems costs.
General and Administrative
     General and administrative expenses increased $593,000, or 18.5%, to $3.8 million for the quarter ended July 3, 2005, from $3.2 million for the quarter ended June 27, 2004. This increase was primarily due to an increase in employee related costs of $583,000. The increase in employee related costs resulted from an increase in general and administrative related headcount, particularly in the Finance and Information Systems departments to support an increase in transactional data resulting from increased revenue. We also experienced an increase in professional services fees of $146,000, composed of accounting and legal fees.
Amortization of Deferred Stock-based Compensation
     During the quarter ended July 3, 2005, we recorded charges of $38,000 in cost of revenue, $73,000 in research and development expenses, $124,000 in sales and marketing expenses, and $89,000 in general and administrative expenses related to amortization of deferred stock-based compensation. During the quarter ended June 27, 2004, we recorded charges of $40,000 in cost of revenue, $119,000 in research and development expenses, $189,000 in sales and marketing expenses, and $97,000 in general and administrative expenses related to the amortization of deferred stock-based compensation. The remaining deferred stock-based compensation balance of $1.1 million will be fully amortized by the end of the third quarter of the year ending December 31, 2007.
Interest Income
     Interest income increased $576,000, or 179.4%, to $897,000 for the quarter ended July 3, 2005, from $321,000 for the quarter ended June 27, 2004. The increase in interest income was a result of an increase in cash, cash equivalents and short-term investments, as well as an increase in the average interest rate earned in the second quarter of 2005 as compared to the second quarter of 2004.
Other Income (Expense), Net
     Other income (expense), net, was a net other expense of $780,000 for the quarter ended July 3, 2005, as compared to a net other income of $206,000 for the quarter ended June 27, 2004. The change was due to a foreign exchange loss of $780,000 in our European and Asia Pacific markets, for the second quarter of 2005, as compared to foreign exchange gains of $206,000 for the second quarter of 2004. The foreign exchange loss experienced in the second quarter of 2005 was attributable to the strengthening of the U.S. dollar combined with the Company beginning to invoice some of its international customers in foreign currencies, including the Euro, Great British Pound and Australian dollar, late in the first quarter of 2005 and continuing throughout the three months ended July 3, 2005.

Provision for Income Taxes
     Provision for income taxes increased $1.9 million, to $4.9 million for the quarter ended July 3, 2005, from $3.1 million for the quarter ended June 27, 2004. The effective tax rate for the quarter ended July 3, 2005 was 37.3%, as compared to 38.6% for the three months ended June 27, 2004. The effective tax rate for both periods differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses, offset by tax credits.
Net Income
     Net income increased $3.4 million, or 70.3%, to $8.3 million for the quarter ended July 3, 2005, from $4.9 million for the quarter ended June 27, 2004. This increase was due to an increase in gross profit of $10.2 million, offset by an increase in operating expenses of $4.5 million, a decrease in the aggregate of interest income and other income (expense), net, of $410,000 and an increase in provision for income taxes of $1.9 million.
Six Months Ended July 3, 2005 Compared to Six Months Ended June 27, 2004
Net Revenue
     Net revenue increased $39.7 million, or 22.5%, to $216.5 million for the six months ended July 3, 2005, from $176.8 million for the six months ended June 27, 2004. The increase in net revenue was attributable to increased gross shipments of our products in our broadband, wireless and Ethernet LAN product categories driven in part by the introduction of new products, partially offset by provisions made for rebates and cooperative marketing programs associated with increased retail product sales and sales returns.
     In the six months ended July 3, 2005, net revenue generated within North America, EMEA and Asia Pacific was 49.1%, 40.4% and 10.5%, respectively, of the Company’s total net revenue. The comparable net revenue for the six months ended June 27, 2004 was 53.7%, 36.3% and 10.0%, respectively, of the Company’s total net revenue. The increase in net revenue over the prior year comparable six month period for each region was 12.0%, 36.0% and 29.1%, respectively. The increase in all geographies was attributable to increased shipment of broadband and wireless products and Ethernet switches, due in part to the continuous introduction of new products in all channels. Further, the EMEA increase was due to growth in all EMEA markets, most notable the United Kingdom which increased $12.1 million, or 51.4%. The Asia Pacific increase was due to growth in all Asia Pacific markets from the prior year comparable six month period.
Cost of Revenue and Gross Margin
     Cost of revenue increased $21.1 million, or 17.4%, to $142.0 million for the six months ended July 3, 2005, from $120.9 million for the six months ended June 27, 2004. In addition, our gross margin improved to 34.4% for the six months ended July 3, 2005, from 31.6% for the six months ended June 27, 2004. This 2.8 percent improvement in gross margin was due primarily to (1) a favorable shift in product mix, including increased sales of newer products, which often carry higher gross margins, (2) relatively lower product costs, and (3) operational efficiency and supply chain management programs that led to a reduction in the provisions needed for returned product under warranty programs through identification of alternative markets of distribution for refurbished product. We also were able to take advantage of rebates and prompt payment discounts from our suppliers, which contributed to our gross margin improvement. These improvements in gross margin were partially offset by increases in costs associated with freight, product conversions, cooperative marketing costs, end-user rebates and other marketing programs. Cooperative marketing costs and end-user rebates are typically recorded as a reduction in net revenue.
Operating Expenses
Research and Development
     Research and development expenses increased $1.4 million, or 30.8%, to $6.0 million for the six months ended July 3, 2005, from $4.6 million for the six months ended June 27, 2004. The increase was primarily due to increased salary and payroll related expenses of $1.2 million resulting from research and development related headcount growth. Employee headcount increased by 56% to 53 employees as of July 3, 2005 as compared to 34 employees as of June 27, 2004, including the expansion of our research and development facility in Taiwan and expansion of our focus on the broadband service provider market which often requires additional certifications and testing.

Sales and Marketing
     Sales and marketing expenses increased $5.3 million, or 17.7%, to $35.1 million for the six months ended July 3, 2005, from $29.8 million for the six months ended June 27, 2004. Of this increase, $2.9 million was due to product promotion, including intensified in-store staffing and training programs, advertising, and outside technical support expenses, all in support of increased volume. In addition, salary and related expenses for additional sales and marketing personnel increased by $1.6 million as a result of sales and marketing related headcount growth from 121 employees as of June 27, 2004 to 148 employees as of July 3, 2005, especially due to expansion in EMEA where employee headcount grew 36% accounting for 13 of the 27 incremental employee additions and the staffing of our new India subsidiary in the Asia Pacific region. The increase was also attributable to additional general overhead costs such as allocated facilities and information systems costs.
General and Administrative
     General and administrative expenses increased $1.0 million, or 15.5%, to $7.4 million for the six months ended July 3, 2005, from $6.4 million for the six months ended June 27, 2004. This increase was primarily due to an increase in employee related costs of $1.0 million. The increase in employee related costs resulted from an increase in general and administrative related headcount, particularly in the Finance and Information Systems departments to support an increase in transactional data resulting from increased revenue. We also experienced an increase in professional services fees of $292,000, composed of systems consulting, accounting and legal fees. The increases were partially offset by a $251,000 reduction in costs associated with Director and Officer insurance.
Amortization of Deferred Stock-based Compensation
     During the six months ended July 3, 2005, we recorded charges of $76,000 in cost of revenue, $153,000 in research and development expenses, $273,000 in sales and marketing expenses, and $183,000 in general and administrative expenses related to amortization of deferred stock-based compensation. During the six months ended June 27, 2004, we recorded charges of $82,000 in cost of revenue, $237,000 in research and development expenses, $377,000 in sales and marketing expenses, and $194,000 in general and administrative expenses related to the amortization of deferred stock-based compensation. The remaining deferred stock-based compensation balance of $1.1 million will be fully amortized by the end of the third quarter of the year ending December 31, 2007.
Interest Income
     Interest income increased $1.1 million, or 206.6%, to $1.7 million for the six months ended July 3, 2005, from $544,000 for the six months ended June 27, 2004. The increase in interest income was a result of an increase in cash, cash equivalents and short-term investments, as well as an increase in the average interest rate earned in the first six months of 2005 as compared to the first six months of 2004.
Other Income (Expense), Net
     Other income (expense), net, was a net other expense of $834,000 for the six months ended July 3, 2005, as compared to a net other income of $103,000 for the six months ended June 27, 2004. The change was due to a foreign exchange loss of $834,000 in our European and Asia Pacific markets, for the first six months of 2005 as compared to foreign exchange gains of $103,000 for the first six months of 2004. The foreign exchange loss experienced in the six months ended July 3, 2005 was attributable to the strengthening of the U.S. dollar combined with the Company beginning to invoice some of its international customers in foreign currencies, including the Euro, Great British Pound and Australian dollar, in the first six months of 2005.
Provision for Income Taxes
     Provision for income taxes increased $4.2 million, to $10.0 million for the six months ended July 3, 2005, from $5.8 million for the six months ended June 27, 2004. The effective tax rate for the six months ended July 3, 2005 was 38.3%, as compared to 39.2% for the six months ended June 27, 2004. The effective tax rate for both periods differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses, offset by tax credits.

Net Income
     Net income increased $7.1 million, or 79.1%, to $16.2 million for the six months ended July 3, 2005, from $9.0 million for the six months ended June 27, 2004. This increase was due to an increase in gross profit of $18.6 million and an increase in the aggregate of interest income and other income (expense), net, of $187,000, offset by an increase in operating expenses of $7.5 million and an increase in provision for income taxes of $4.2 million.
Liquidity and Capital Resources
     As of July 3, 2005, we had cash, cash equivalents and short-term investments totaling $147.9 million. Short-term investments accounted for $73.7 million of this balance.
     Our cash and cash equivalents balance increased from $65.1 million as of December 31, 2004 to $74.3 million as of July 3, 2005. Operating activities during the six months ended July 3, 2005 provided cash of $1.9 million. Investing activities during the six months ended July 3, 2005 provided $589,000 primarily from the net sale of short-term investments of $2.9 million, offset by purchases of property and equipment amounting to $2.3 million. During the six months ended July 3, 2005, financing activities provided $6.7 million, resulting from the issuance of common stock related to stock option exercises and our employee stock purchase program.
     Our days sales outstanding decreased from 70 days as of December 31, 2004 to 66 days as of July 3, 2005. This decrease was attributable primarily to changes in geographical and channel mix as well as improved collections.
     Our accounts payable decreased from $52.7 million at December 31, 2004 to $22.4 million at July 3, 2005. The decrease of $30.3 million is due to the timing of purchases and the Company’s decision to take advantage of favorable discounts upon prompt payment.
     Inventory decreased by $9.5 million from $53.6 million at December 31, 2004 to $44.1 million at July 3, 2005. In the quarter ended July 3, 2005 we experienced annual inventory turns of approximately 6.3, up from approximately 5.3 in the quarter ended December 31, 2004.
     We lease office space and equipment under non-cancelable operating leases with various expiration dates through January 2009. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.
     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At July 3, 2005, we had approximately $30.3 million in non-cancelable purchase commitments with suppliers.
Contractual Obligations and Off-Balance Sheet Arrangements
     The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of July 3, 2005 (in thousands):

	Less than	1 - 3	3 - 5
Contractual Obligations	1 Year	Years	Years	Total
Operating leases	$1,179	$1,215	$107	$2,501
Purchase obligations	40,492	—	—	40,492

	$41,671	$1,215	$107	$42,993

     Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

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
     Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in this risk factors section of this Form 10-Q and others such as:
•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	changes in the terms of our contracts with customers or suppliers;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	our inability to accurately forecast our contract manufacturing needs;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty returns or allowance for doubtful accounts;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	seasonal patterns of higher sales during the second half of our fiscal year, particularly retail-related sales in our fourth quarter;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact in local currency; and

•	changes in accounting rules, such as recording expenses for employee stock option grants.
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
Unfavorable economic conditions, particularly in Western Europe, and recent turmoil in the international geopolitical environment may adversely affect our operating results.
     We derive a significant percentage of our revenues from international sales, and a deterioration in global economic and market conditions, particularly in Western Europe, may result in reduced product demand, increased price competition and higher excess inventory levels. Recent turmoil in the global geopolitical environment, including terrorist activities in the United Kingdom and the ongoing tensions in Iraq and the Middle East, have pressured and continue to pressure global economies. If the global economic climate does not improve, our business and operating results will be harmed.
We are exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could harm our financial results and cash flows.
     Although the majority of our international sales are currently invoiced in United States dollars, we have implemented and continue to implement for certain countries both invoicing and payment in local foreign currencies. Recently, we have experienced currency exchange losses, and our exposure to losses in foreign currency transactions will likely increase. We currently do not engage in any currency hedging transactions. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declined in value relative to a local currency, we could be required to pay more for our expenditures in that market, including salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, we may lose customers if exchange rate fluctuations, currency devaluations or economic crises increase the local currency price of our products or reduce our customers’ ability to purchase products.
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
If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products and our operating expenses could increase.
     We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will have a more material effect on our business than at the beginning of a quarter.
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
     We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal quarter ended July 3, 2005, sales to Ingram Micro and its affiliates accounted for 25% of our net revenue and sales to Tech Data and its affiliates accounted for 17% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.
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
     Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. Some errors and defects may be discovered only after a product has been installed and used by the end user. If our products contain defects or errors, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. In addition, our reputation and brand could be damaged, and we could face legal claims regarding our products. A successful product liability or other claim could result in negative publicity and harm our reputation, result in unexpected expenses and adversely impact our operating results.
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
     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and recent rules enacted and proposed by the SEC and the NASDAQ National Market, are resulting in increased costs to us as we respond to their requirements. In particular, complying with the internal control audit requirements of Sarbanes-Oxley Section 404 is resulting in increased internal efforts and higher fees from our independent registered public accounting firm and compliance consultant. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.
We are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could impact investor confidence in the reliability of our internal controls over financial reporting.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.
     We will continue to perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of the end of a fiscal year, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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
     International sales comprise a significant amount of our overall net revenue. International sales were 49% of overall net revenue in the second quarter of 2005. We anticipate that international sales may grow as a percentage of net revenue. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:
•	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	exchange rate fluctuations;

•	increased difficulty in managing inventory;

•	delayed revenue recognition;

•	less effective protection of intellectual property;

•	stringent consumer protection and product compliance regulations, including but not limited to the recently enacted Restriction of Hazardous Substances directive and the Waste Electrical and Electronic Equipment, or WEEE, directive in Europe, that may vary from country to country and that are costly to comply with; and

•	difficulties and costs of staffing and managing foreign operations.
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
     We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. We have now begun to invoice some of our international customers in foreign currencies including but not limited to, the Euro, Great British Pound and the Australian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and/or result in operating losses. Certain operating expenses of our foreign operations require payment in the local currencies. As of July 3, 2005, we had net receivables in various local currencies. However, based on the total amount of these receivables due in foreign currencies as of July 3, 2005, a movement of 10% in foreign currency exchange rates would not have a material impact on our operating results.
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

Item 4. Submission of matters to a Vote of Security Holders
     Our 2005 Annual Meeting of Stockholders was held on May 18, 2005. Of the 31,735,285 shares of our capital stock entitled to vote at the meeting, 29,811,838 were present in person or by proxy. Our stockholders approved the following matters:
     1. Election of Directors

Nominee	For	Withheld
Patrick C.S. Lo	27,283,661	2,528,177
Ralph E. Faison	27,991,538	1,820,300
A. Timothy Godwin	27,992,942	1,818,896
Linwood A. Lacy, Jr.	14,933,622	14,878,216
Gerald A. Poch	26,988,121	2,823,717
Gregory J. Rossmann	26,899,686	2,912,152
     2. Ratification of Appointment of Independent Registered Public Accounting Firm
     A proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved by a vote of 29,331,507 for, 473,310 votes against and 7,021 votes abstaining.
Item 6. Exhibits.
     Exhibits.

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC. Registrant
/s/ JONATHAN R. MATHER
Jonathan R. Mather
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

     Date: August 12, 2005

Exhibit Index

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer