Form 10-Q
period 2005-10-02
NETGEAR INC
filed 2005-11-14
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 2, 2005.

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 32,941,412 as of November 4, 2005.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 2,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$69,238	$65,052
Short-term investments	83,346	76,663
Accounts receivable, net	89,531	82,203
Inventories	46,872	53,557
Deferred income taxes	12,113	11,475
Prepaid expenses and other current assets	9,885	7,151

Total current assets	310,985	296,101
Property and equipment, net	4,655	3,579
Goodwill	558	558

Total assets	$316,198	$300,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,297	$52,742
Accrued employee compensation	7,672	5,534
Other accrued liabilities	52,778	50,966
Deferred revenue	4,740	2,143
Income taxes payable	298	3,659

Total current liabilities	89,785	115,044

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	33	31
Additional paid-in capital	204,213	188,900
Deferred stock-based compensation	(645)	(1,882)
Cumulative other comprehensive loss	(95)	(7)
Retained earnings (accumulated deficit)	22,907	(1,848)

Total stockholders’ equity	226,413	185,194

Total liabilities and stockholders’ equity	$316,198	$300,238

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Net revenue	$111,317	$101,236	$327,845	$278,033

Cost of revenue:
Cost of revenue	72,181	68,704	214,151	189,578
Amortization of deferred stock-based compensation	37	41	113	123

Total cost of revenue	72,218	68,745	214,264	189,701

Gross profit	39,099	32,491	113,581	88,332

Operating expenses:
Research and development	3,342	2,730	9,386	7,350
Sales and marketing	18,142	15,427	53,245	45,243
General and administrative	3,534	4,411	10,921	10,806
Litigation reserves	600	—	600	—
Amortization of deferred stock-based compensation:
Research and development	72	85	225	322
Sales and marketing	57	222	330	599
General and administrative	45	104	228	298

Total operating expenses	25,792	22,979	74,935	64,618

Income from operations	13,307	9,512	38,646	23,714
Interest income	1,093	439	2,761	983
Other expense	(314)	(357)	(1,148)	(254)

Income before income taxes	14,086	9,594	40,259	24,443
Provision for income taxes	5,492	3,718	15,504	9,542

Net income	$8,594	$5,876	$24,755	$14,901

Net income per share:
Basic	$0.26	$0.19	$0.77	$0.49

Diluted	$0.25	$0.18	$0.73	$0.46

Weighted average shares outstanding used to compute net income per share:
Basic	32,697	30,689	32,160	30,212

Diluted	34,314	32,269	33,805	32,378

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 2,	October 3,
	2005	2004
Cash flows from operating activities:
Net income	$24,755	$14,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,324	1,852
Amortization of deferred stock-based compensation	896	1,342
Tax benefit from exercise of stock options	6,785	9,079
Deferred income taxes	(638)	—
Changes in assets and liabilities:
Accounts receivable	(7,329)	1,826
Inventories	6,685	(1,240)
Prepaid expenses and other current assets	(2,735)	(693)
Accounts payable	(28,445)	(3,658)
Accrued employee compensation	2,138	1,466
Other accrued liabilities	1,812	14,071
Deferred revenue	2,597	(646)
Income taxes payable	(3,361)	(1,765)

Net cash provided by operating activities	5,484	36,535

Cash flows from investing activities:
Proceeds from sale of short-term investments	81,611	324,529
Purchases of short-term investments	(88,381)	(367,507)
Purchase of property and equipment	(3,400)	(1,599)

Net cash used in investing activities	(10,170)	(44,577)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,836	9,680
Proceeds from issuance of common stock under employee stock purchase plan	1,036	381

Net cash provided by financing activities	8,872	10,061

Net increase in cash and cash equivalents	4,186	2,019
Cash and cash equivalents, at beginning of period	65,052	27,715

Cash and cash equivalents, at end of period	$69,238	$29,734

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
     Certain reclassifications have been made to prior period reported amounts to conform to current year presentation, including reclassification of investments in auction rate securities from cash and cash equivalents to short-term investments. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised its presentation to exclude from cash and cash equivalents $82.7 million of auction rate securities at October 3, 2004 and to include such amounts as short-term investments. In addition, the Company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. This adjustment resulted in a net increase in cash used for investing activities by $49.2 million for the nine months ended October 3, 2004. This reclassification had no impact on previously reported results of operations, operating cash flows or working capital of the Company.
     The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and nine months ended October 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company’s significant accounting policies have not materially changed during the nine months ended October 2, 2005.
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
     In March 2005, the SEC staff issued guidance on FAS 123R. Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of FAS 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models — SAB 107 reinforces the flexibility allowed by FAS 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility — SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term — the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of FAS 123R.
     In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, (SFAS 154) a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company’s results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if it implements changes in accounting principles that are addressed by this statement or corrects accounting errors in future periods.
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

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Net income, as reported	$8,594	$5,876	$24,755	$14,901
Add:
Employee stock-based compensation included in reported net income	211	452	896	1,342
Less:
Total employee stock-based compensation determined under fair value method, net of taxes	(1,222)	(1,219)	(6,302)	(3,375)

Adjusted net income	$7,583	$5,109	$19,349	$12,868

Basic net income per share:
As reported	$0.26	$0.19	$0.77	$0.49

Pro forma	$0.23	$0.17	$0.60	$0.43

Diluted net income per share:
As reported	$0.25	$0.18	$0.73	$0.46

Pro forma	$0.22	$0.16	$0.57	$0.40

     The fair value of options granted in the three and nine months ended October 2, 2005 and October 3, 2004, were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Expected life (in years)	4	4	4	4
Risk-free interest rate	3.96%	2.93%	3.68%	2.90%
Expected volatility	54%	52%	56%	52%
Dividend yield	—	—	—	—
4. Product Warranties
     The Company provides for estimated future warranty obligations upon product delivery based on historical experience and the Company’s judgment regarding anticipated rates of warranty claims. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the condensed consolidated balance sheets, are as follows (in thousands):

	Nine Months Ended
	October 2,	October 3,
	2005	2004
Balance as of beginning of the period	$10,766	$11,959
Provision for warranty liability for sales made during the period	16,220	12,690
Settlements made during the period	(17,350)	(14,216)

Balance at end of period	$9,636	$10,433

5. Shipping and Handling Fees and Costs
     The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.1 million for the three months ended October 2, 2005, $1.5 million for the three months ended October 3, 2004, $5.3 million for the nine months ended October 2, 2005 and $4.6 million for the nine months ended October 3, 2004.

6. Balance Sheet Components
     Accounts receivable, net:

	October 2,	December 31,
	2005	2004
	(In thousands)
Gross accounts receivable	$99,891	$94,768

Less: Allowance for doubtful accounts	(1,324)	(1,509)
Allowance for sales returns	(6,355)	(6,407)
Allowance for price protection	(2,681)	(4,649)

Total allowances	(10,360)	(12,565)

Accounts receivable, net	$89,531	$82,203

     Inventories:

	October 2,	December 31,
	2005	2004
	(In thousands)
Finished goods	$46,872	$53,557

     Other accrued liabilities:

	October 2,	December 31,
	2005	2004
	(In thousands)
Sales and marketing programs	$31,829	$29,277
Warranty obligation	9,636	10,766
Outsourced engineering costs	1,797	1,878
Freight	3,470	3,354
Other	6,046	5,691

Other accrued liabilities	$52,778	$50,966

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

     Net income per share for the three and nine months ended October 2, 2005 and October 3, 2004 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Net income (numerator)	$8,594	$5,876	$24,755	$14,901

Weighted average shares outstanding:
Basic	32,697	30,689	32,160	30,212
Options	1,617	1,580	1,645	2,166

Total diluted	34,314	32,269	33,805	32,378

Basic net income per share	$0.26	$0.19	$0.77	$0.49

Diluted net income per share	$0.25	$0.18	$0.73	$0.46

     Anti-dilutive outstanding common stock options amounting to none and 563,046 were excluded from the weighted average shares outstanding for the three months ended October 2, 2005 and October 3, 2004, respectively, and 78,777 and 424,267 were excluded from the weighted average shares outstanding for the diluted per share calculation for the nine months ended October 2, 2005 and October 3, 2004, respectively.
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
     Net revenue consists of (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
United States	$59,005	$57,075	$165,278	$151,927
United Kingdom	16,640	14,909	52,276	38,452
Germany	11,208	11,892	34,955	33,287
EMEA (excluding UK and Germany)	13,714	9,372	41,733	28,679
Asia Pacific and rest of the world	10,750	7,988	33,603	25,688

	$111,317	$101,236	$327,845	$278,033

     Long-lived assets consist of (in thousands):

	Nine Months Ended
	October 2,	October 3,
	2005	2004
United States	$4,309	$3,015
EMEA	49	43
Asia Pacific and rest of the world	297	315

	$4,655	$3,373

     Significant customers (as a percentage of net revenue):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Ingram Micro, Inc.	24%	31%	27%	27%
Tech Data Corporation	17%	17%	17%	18%
Best Buy	10%	8%	8%	9%

All others individually less than 10% of net revenue	49%	44%	48%	46%

	100%	100%	100%	100%

9. Commitments and Contingencies
Guarantees and Purchase Commitments
     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At October 2, 2005, we had approximately $43.8 million in non-cancelable purchase commitments with suppliers.
Indemnification
     The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has Director and Officer insurance that limits its exposure and enables it to recover a portion of any future amounts paid. To date the Company has not received any claims. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 2, 2005.
     In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes that it has recourse to its suppliers and vendors in the event amounts are required to be paid to settle lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 2, 2005.
Litigation
     In June 2004, a lawsuit, entitled Zilberman v. NETGEAR, Civil Action CV021230, was filed against the Company in the Superior Court of California, County of Santa Clara. The complaint purports to be a class action on behalf of all persons or entities in the United States who purchased the Company’s wireless products other than for resale. Plaintiff alleges that the Company made false representations concerning the data transfer speeds of the Company’s wireless products when used in typical operating circumstances, and is requesting injunctive relief, payment of restitution and reasonable attorney fees. Similar lawsuits have been filed against other companies within our industry. The Company has filed an answer to the complaint denying the allegations. The Company and the Plaintiff are engaged in settlement discussions. Any settlement would be subject to final court approval.
     In February 2005, a lawsuit, entitled McGrew v. NETGEAR, Civil Action CV035191, was filed against the Company in the Superior Court of California, County of Santa Clara. The complaint makes the same allegations and purports to represent the same class of persons and entities as the Zilberman suit. In August, 2005, the Plaintiff voluntarily dismissed the matter against us.
     In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (CSIRO), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of the Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a and 802.11g wireless LAN standards infringe its patent. No trial date has been set.

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
     Our products are sold through multiple sales channels worldwide, including traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and, broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, CompUSA, Costco, Fry’s Electronics, Staples, Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), and FNAC (France). Online retailers include Amazon.com, Newegg.com and Buy.com. Our direct market resellers include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as Comcast, Charter Communications and Time-Warner Cable, in domestic markets and Tiscali (Germany), AOL (UK), Telewest (UK), Tele Denmark, and Telstra (Australia) internationally. Some of these retailers and resellers purchase directly from us while most are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.

Results of Operations
     The following table sets forth the consolidated statements of operations and the percentage change for the three and nine months ended October 2, 2005, with the comparable reporting period in the preceding year.

	Three Months Ended			Nine Months Ended
	October 2,	Percentage	October 3,	October 2,	Percentage	October 3,
	2005	Change	2004	2005	Change	2004
Net revenue	$111,317	10.0%	$101,236	$327,845	17.9%	$278,033

Cost of revenue:
Cost of revenue	72,181	5.1	68,704	214,151	13.0	189,578
Amortization of deferred stock-based compensation	37	(9.8)	41	113	(8.1)	123

Total cost of revenue	72,218	5.1	68,745	214,264	12.9	189,701

Gross profit	39,099	20.3	32,491	113,581	28.6	88,332

Operating expenses:
Research and development	3,342	22.4	2,730	9,386	27.7	7,350
Sales and marketing	18,142	17.6	15,427	53,245	17.7	45,243
General and administrative	3,534	(19.9)	4,411	10,921	1.1	10,806
Litigation reserves	600	**	—	600	**	—
Amortization of deferred stock-based compensation:
Research and development	72	(15.3)	85	225	(30.1)	322
Sales and marketing	57	(74.3)	222	330	(44.9)	599
General and administrative	45	(56.7)	104	228	(23.5)	298

Total operating expenses	25,792	12.2	22,979	74,935	16.0	64,618

Income from operations	13,307	39.9	9,512	38,646	63.0	23,714
Interest income	1,093	149.0	439	2,761	180.9	983
Other expense	(314)	(12.0)	(357)	(1,148)	352.0	(254)

Income before income taxes	14,086	46.8	9,594	40,259	64.7	24,443
Provision for income taxes	5,492	47.7	3,718	15,504	62.5	9,542

Net income	$8,594	46.3%	$5,876	$24,755	66.1%	$14,901

**	Percentage change not meaningful as prior year basis is zero.

     The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Net revenue	100%	100%	100%	100%

Cost of revenue	64.9	67.9	65.4	68.2

Gross Margin	35.1	32.1	34.6	31.8

Operating expenses:
Research and development	3.0	2.7	2.9	2.6
Sales and marketing	16.3	15.2	16.2	16.3
General and administrative	3.2	4.4	3.3	3.9
Litigation reserves	0.5	—	0.2	—
Amortization of deferred stock-based compensation:
Research and development	0.1	0.1	0.1	0.2
Sales and marketing	0.1	0.2	0.1	0.2
General and administrative	0.0	0.1	0.1	0.1

Total operating expenses	23.2	22.7	22.9	23.3

Income from operations	11.9	9.4	11.7	8.5
Interest income	1.0	0.4	0.9	0.4
Other expense	(0.3)	(0.3)	(0.3)	(0.1)

Income before income taxes	12.6	9.5	12.3	8.8
Provision for income taxes	4.9	3.7	4.7	3.4

Net income	7.7%	5.8%	7.6%	5.4%

Quarter Ended October 2, 2005 Compared to Quarter Ended October 3, 2004
Net Revenue
     Net revenue increased $10.1 million, or 10.0%, to $111.3 million for the quarter ended October 2, 2005, from $101.2 million for the quarter ended October 3, 2004. The increase in net revenue was attributable to increased gross shipments of our products in our broadband, wireless and Ethernet LAN product categories driven in part by the introduction of new products, partially offset by provisions made for rebates and cooperative marketing programs associated with increased retail product sales.
     In the quarter ended October 2, 2005, net revenue generated within North America, EMEA and Asia Pacific was 53.0%, 37.3% and 9.7%, respectively, of the Company’s total net revenue. The comparable net revenue for the quarter ended October 3, 2004 was 56.4%, 35.7% and 7.9%, respectively, of the Company’s total net revenue. The increase in net revenue over the prior year comparable quarter for each region was 3.4%, 14.9% and 34.6%, respectively. The increase in all geographies was attributable to increased shipment of broadband and wireless products and Ethernet switches, due in part to the continuous introduction of new products in all channels. Further, the EMEA increase was due to growth in most of the EMEA markets, notably the United Kingdom, France, Sweden and Norway. The Asia Pacific increase was primarily due to growth in the Australia, China and Japan markets from the prior year comparable quarter.
Cost of Revenue and Gross Margin
     Cost of revenue increased $3.5 million, or 5.1%, to $72.2 million for the quarter ended October 2, 2005, from $68.7 million for the quarter ended October 3, 2004. In addition, our gross margin improved to 35.1% for the quarter ended October 2, 2005, from 32.1% for the quarter ended October 3, 2004. This 3.0 percent improvement in gross margin was due primarily to (1) a favorable shift in the sales mix to products which carry higher gross margins, (2) relatively lower product costs, and (3) operational efficiency and supply chain management programs that led to a reduction in the provisions needed for returned product under warranty programs through identification of alternative markets of distribution for refurbished product. We also were able to take advantage of rebates and prompt payment discounts from our suppliers, which contributed to our gross margin improvement. These improvements in gross margin were partially offset by increases in costs associated with freight, product conversions, cooperative marketing costs, end-user rebates and other marketing programs. Cooperative marketing costs and end-user rebates are typically recorded as a reduction in net revenue.
Operating Expenses
Research and Development
     Research and development expenses increased $612,000, or 22.4%, to $3.3 million for the quarter ended October 2, 2005, from $2.7 million for the quarter ended October 3, 2004. The increase was primarily due to increased salary and payroll related expenses of $607,000 resulting from research and development related headcount growth. Employee headcount increased by 46% to 54 employees as of October 2, 2005 as compared to 37 employees as of October 3, 2004, including the expansion of our research and development facility in Taiwan and expansion of our focus on the broadband service provider market which often requires additional certifications and testing.
Sales and Marketing
     Sales and marketing expenses increased $2.7 million, or 17.6%, to $18.1 million for the quarter ended October 2, 2005, from $15.4 million for the quarter ended October 3, 2004. Of this increase, $1.2 million was due to product promotion, including in-store staffing and training programs, advertising, and outside technical support expenses, all in support of increased volume. In addition, salary and related expenses for additional sales and marketing personnel increased by $560,000 as a result of sales and marketing related headcount growth, especially due to expansion in EMEA where employee headcount grew 37% accounting for 14 of the 22 incremental employee additions and the staffing of our new India subsidiary in the Asia Pacific region. The increase was also attributable to an increase in freight charges of $660,000 and additional general overhead costs such as allocated facilities and information systems costs.
General and Administrative
     General and administrative expenses decreased $877,000, or 19.9%, to $3.5 million for the quarter ended October 2, 2005, from $4.4 million for the quarter ended October 3, 2004. This decrease was due to a decrease in fees for professional services aggregating $1.3 million, consisting primarily of legal fees of approximately $520,000, and costs associated with Sarbanes-Oxley 404 compliance of approximately $655,000, partially offset by an increase in employee related costs of $564,000. The increase in employee related costs resulted from an increase in general and administrative related headcount, particularly in the Finance and Information Systems departments to support an increase in transactional data resulting from increased revenue. We also experienced a decrease of $82,000 in the costs associated with Directors and Officers insurance.
Litigation Reserves
     During the quarter ended October 2, 2005, we recorded a reserve of $600,000 for the estimated costs of adjudication or settlement of various asserted and unasserted claims existing as of the balance sheet date. For a detailed discussion of our pending litigation matters, please see “Item 1. Legal Proceedings” under Part II of this report.
Amortization of Deferred Stock-based Compensation
     During the quarter ended October 2, 2005, we recorded charges of $37,000 in cost of revenue, $72,000 in research and development expenses, $57,000 in sales and marketing expenses, and $45,000 in general and administrative expenses related to amortization of deferred stock-based compensation. During the quarter ended October 3, 2004, we recorded charges of $41,000 in cost of revenue, $85,000 in research and development expenses, $222,000 in sales and marketing expenses, and $104,000 in general and administrative expenses related to the amortization of deferred stock-based compensation. The remaining deferred stock-based compensation balance of $645,000 will be fully amortized by the end of the third quarter of the year ending December 31, 2007.
Interest Income
     Interest income increased $654,000, or 149.0%, to $1.1 million for the quarter ended October 2, 2005, from $439,000 for the quarter ended October 3, 2004. The increase in interest income was a result of an increase in cash, cash equivalents and short-term investments, as well as an increase in the average interest rate earned in the third quarter of 2005 as compared to the third quarter of 2004.

Other Expense
     Other expense decreased $43,000, or 12.0%, to $314,000 for the quarter ended October 2, 2005, from $357,000 for the quarter ended October 3, 2004 due to a decrease in foreign exchange losses. The foreign exchange loss of $314,000 experienced in the quarter ending October 2, 2005 was attributable to the strengthening of the U.S. dollar against the Euro, Great British Pound and Australian dollar, combined with us invoicing some of our international customers in foreign currencies, including the Euro, Great British Pound and Australian dollar, during the quarter.
Provision for Income Taxes
     Provision for income taxes increased $1.8 million, to $5.5 million for the quarter ended October 2, 2005, from $3.7 million for the quarter ended October 3, 2004. The effective tax rate for both the quarter ended October 2, 2005 and October 3, 2004 was approximately 39%. The effective tax rate for both periods differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses, offset by tax credits.
Net Income
     Net income increased $2.7 million, or 46.3%, to $8.6 million for the quarter ended October 2, 2005, from $5.9 million for the quarter ended October 3, 2004. This increase was due to an increase in gross profit of $6.6 million, an increase in interest income of $654,000, and a decrease of other expense of $43,000 offset by an increase in operating expenses of $2.8 million and an increase in provision for income taxes of $1.8 million.
Nine Months Ended October 2, 2005 Compared to Nine Months Ended October 3, 2004
Net Revenue
     Net revenue increased $49.8 million, or 17.9%, to $327.8 million for the nine months ended October 2, 2005, from $278.0 million for the nine months ended October 3, 2004. The increase in net revenue was attributable to increased gross shipments of our products in our broadband, wireless and Ethernet LAN product categories driven in part by the introduction of new products, partially offset by provisions made for rebates and cooperative marketing programs associated with increased retail product sales.
     In the nine months ended October 2, 2005, net revenue generated within North America, EMEA and Asia Pacific was 50.4%, 39.3% and 10.3%, respectively, of the Company’s total net revenue. The comparable net revenue for the nine months ended October 3, 2004 was 54.7%, 36.1% and 9.2%, respectively, of the Company’s total net revenue. The increase in net revenue over the prior year comparable nine month period for each region was 8.8%, 28.4% and 30.8%, respectively. The increase in all geographies was attributable to increased shipment of broadband and wireless products and Ethernet switches, due in part to the continuous introduction of new products in all channels. Further, the EMEA increase was due to growth in all EMEA markets, most notably the United Kingdom, which increased $13.8 million, or 36.0%, as well as the Nordic and Southern European regions. The Asia Pacific increase was due to growth in all Asia Pacific markets from the prior year comparable nine month period.
Cost of Revenue and Gross Margin
     Cost of revenue increased $24.6 million, or 12.9%, to $214.3 million for the nine months ended October 2, 2005, from $189.7 million for the nine months ended October 3, 2004. In addition, our gross margin improved to 34.6% for the nine months ended October 2, 2005, from 31.8% for the nine months ended October 3, 2004. This 2.8 percent improvement in gross margin was due primarily to (1) a favorable shift in the sales mix to products which carry higher gross margins, (2) relatively lower product costs, and (3) operational efficiency and supply chain management programs that led to a reduction in the provisions needed for returned product under warranty programs through identification of alternative markets of distribution for refurbished product. We also were able to take advantage of rebates and prompt payment discounts from our suppliers, which contributed to our gross margin improvement. These improvements in gross margin were partially offset by increases in costs associated with freight, product conversions, cooperative marketing costs, end-user rebates and other marketing programs. Cooperative marketing costs and end-user rebates are typically recorded as a reduction in net revenue.

Operating Expenses
Research and Development
     Research and development expenses increased $2.0 million, or 27.7%, to $9.4 million for the nine months ended October 2, 2005, from $7.4 million for the nine months ended October 3, 2004. The increase was primarily due to increased salary and payroll related expenses of $1.8 million resulting from research and development related headcount growth. Employee headcount increased by 46% to 54 employees as of October 2, 2005 as compared to 37 employees as of October 3, 2004, including the expansion of our research and development facility in Taiwan and expansion of our focus on the broadband service provider market which often requires additional certifications and testing.
Sales and Marketing
     Sales and marketing expenses increased $8.0 million, or 17.7%, to $53.2 million for the nine months ended October 2, 2005, from $45.2 million for the nine months ended October 3, 2004. Of this increase, $4.1 million was due to product promotion, including intensified in-store staffing and training programs, advertising, and outside technical support expenses, all in support of increased volume. In addition, salary and related expenses for additional sales and marketing personnel increased by $2.2 million as a result of sales and marketing related headcount growth from 129 employees as of October 3, 2004 to 151 employees as of October 2, 2005, especially due to expansion in EMEA where employee headcount grew 37% accounting for 14 of the 22 incremental employee additions and the staffing of our new India subsidiary in the Asia Pacific region. The increase was also attributable to an increase in freight charges of $633,000 and additional general overhead costs such as facilities and information systems costs amounting to $714,000.
General and Administrative
     General and administrative expenses increased $115,000, or 1.1%, to $10.9 million for the nine months ended October 2, 2005, from $10.8 million for the nine months ended October 3, 2004. This increase was primarily due to an increase in employee related costs of $1.6 million, offset by a decrease in fees for professional services aggregating $1.0 million, composed of systems consulting, accounting and legal fees, and costs associated with Sarbanes-Oxley 404 compliance. The increase in employee related costs resulted from an increase in general and administrative related headcount, particularly in the Finance and Information Systems departments to support an increase in transactional data resulting from increased revenue. We also experienced a decrease of $239,000 in the costs associated with Directors and Officers insurance.
Litigation Reserves
     During the quarter ended October 2, 2005, we recorded a reserve of $600,000 for the estimated costs of adjudication or settlement of various asserted and unasserted claims existing as of the balance sheet date. For a detailed discussion of our pending litigation matters, please see “Item 1. Legal Proceedings” under Part II of this report.
Amortization of Deferred Stock-based Compensation
     During the nine months ended October 2, 2005, we recorded charges of $113,000 in cost of revenue, $225,000 in research and development expenses, $330,000 in sales and marketing expenses, and $228,000 in general and administrative expenses related to amortization of deferred stock-based compensation. During the nine months ended October 3, 2004, we recorded charges of $123,000 in cost of revenue, $322,000 in research and development expenses, $599,000 in sales and marketing expenses, and $298,000 in general and administrative expenses related to the amortization of deferred stock-based compensation. The remaining deferred stock-based compensation balance of $645,000 will be fully amortized by the end of the third quarter of the year ending December 31, 2007.
Interest Income
     Interest income increased $1.8 million, or 180.9%, to $2.8 million for the nine months ended October 2, 2005, from $983,000 for the nine months ended October 3, 2004. The increase in interest income was a result of an increase in cash, cash equivalents and short-term investments, as well as an increase in the average interest rate earned in the first nine months of 2005 as compared to the first nine months of 2004.

Other Expense
     Other expense increased $894,000, or 352.0%, to $1.1 million for the nine months ended October 2, 2005, from $254,000 for the nine months ended October 3, 2004. The change was due to a foreign exchange loss of $1.1 million in our European and Asia Pacific markets for the first nine months of 2005, as compared to a foreign exchange loss of $254,000 for the first nine months of 2004. The foreign exchange loss experienced in the nine months ended October 2, 2005 was attributable to the strengthening of the U.S. dollar against the Euro, Great British Pound and Australian dollar,combined with us beginning to invoice some of our international customers in foreign currencies, including the Euro, Great British Pound and Australian dollar, in the first nine months of 2005.
Provision for Income Taxes
     Provision for income taxes increased $6.0 million, to $15.5 million for the nine months ended October 2, 2005, from $9.5 million for the nine months ended October 3, 2004. The effective tax rate for the nine months ended October 2, 2005 was 38.5%, as compared to 39% for the nine months ended October 3, 2004. The effective tax rate for both periods differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses, offset by tax credits.
Net Income
     Net income increased $9.9 million, or 66.1%, to $24.8 million for the nine months ended October 2, 2005, from $14.9 million for the nine months ended October 3, 2004. This increase was due to an increase in gross profit of $25.2 million and an increase in interest income of $1.8 million, offset by an increase in operating expenses of $10.3 million, an increase in other expense of $894,000 and an increase in provision for income taxes of $6.0 million.
Liquidity and Capital Resources
     As of October 2, 2005, we had cash, cash equivalents and short-term investments totaling $152.6 million. Short-term investments accounted for $83.3 million of this balance.
     Our cash and cash equivalents balance increased from $65.1 million as of December 31, 2004 to $69.2 million as of October 2, 2005. Operating activities during the nine months ended October 2, 2005 provided cash of $5.5 million. Investing activities during the nine months ended October 2, 2005 used $10.2 million primarily for the net purchase of short-term investments of $6.8 million, and purchases of property and equipment amounting to $3.4 million. During the nine months ended October 2, 2005, financing activities provided $8.9 million, resulting from the issuance of common stock related to stock option exercises and our employee stock purchase program.
     Our days sales outstanding increased from 70 days as of December 31, 2004 to 73 days as of October 2, 2005.
     Our accounts payable decreased from $52.7 million at December 31, 2004 to $24.3 million at October 2, 2005. The decrease of $28.4 million is due to the timing of purchases and the Company’s decision to take advantage of favorable discounts upon prompt payment.
     Inventory decreased by $6.7 million from $53.6 million at December 31, 2004 to $46.9 million at October 2, 2005. In the quarter ended October 2, 2005 we experienced annual inventory turns of approximately 6.2, up from approximately 5.3 in the quarter ended December 31, 2004.
     We lease office space and equipment under non-cancelable operating leases with various expiration dates through January 2009. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.
     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At October 2, 2005, we had approximately $43.8 million in non-cancelable purchase commitments with suppliers.

Contractual Obligations and Off-Balance Sheet Arrangements
     The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of October 2, 2005 (in thousands):

	Less than	1 - 3	3 - 5
Contractual Obligations	1 Year	Years	Years	Total
Operating leases	$1,124	$1,047	$15	$2,186
Purchase obligations	43,752	—	—	43,752

	$44,876	$1,047	$15	$45,938

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
We are currently involved in various litigation matters and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.
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
     We believe that growth in the small business market will depend, in significant part, on the growth of the number of personal computers purchased by these end users and the demand for sharing data intensive applications, such as large graphic files. We believe that acceptance of networking products in the home will depend upon the availability of affordable broadband Internet access and increased demand for wireless products. Unless these markets continue to grow, our business will be unable to expand, which could cause the value of our stock to decline. Moreover, if networking functions are integrated more directly into personal computers and other Internet-enabled devices, such as electronic gaming platforms or personal video recorders, and these devices do not rely upon external network-enabling devices, sales of our products could suffer. In addition, if the small business or home markets experience a recession or other cyclical effects that diminish or delay networking expenditures, our business growth and profits would be severely limited, and our business could be more severely harmed than those companies that primarily sell to large business customers.
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
     We face a number of challenges associated with penetrating the broadband service provider market that differ from what we have traditionally faced with the retail market. These challenges include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customer service and support demands, competition from established suppliers, pricing pressure resulting in lower margins, and our general inexperience in selling to carriers. Any slowdown in the general economy, over capacity, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our carrier sales channel and our growth will be slowed.
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
     We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal quarter ended October 2, 2005, sales to Ingram Micro and its affiliates accounted for 24% of our net revenue and sales to Tech Data and its affiliates accounted for 17% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.
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
     Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them. Our contract manufacturers purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if our suppliers experience financial or other difficulties or if worldwide demand for the components they provide increases significantly, the availability of these components could be limited. It could be difficult, costly and time- consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products. If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed. This would affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose market share.
We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to develop, sell, maintain and support technologically advanced products would be limited.
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
     We also utilize third party software development companies to develop, customize, maintain and support software that is incorporated into our products. If these companies fail to timely deliver or continuously maintain and support the software that we require of them, we may experience delays in releasing new products or difficulties with supporting existing products and customers.
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
     International sales comprise a significant amount of our overall net revenue. International sales were 47% of overall net revenue in the third quarter of 2005. We anticipate that international sales may grow as a percentage of net revenue. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:
•	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	exchange rate fluctuations;

•	increased difficulty in managing inventory;

•	delayed revenue recognition;

•	less effective protection of intellectual property;

•	stringent consumer protection and product compliance regulations, including but not limited to the recently enacted Restriction of Hazardous Substances directive and the Waste Electrical and Electronic Equipment, or WEEE directive in Europe, that may vary from country to country and that are costly to comply with; and

•	difficulties and costs of staffing and managing foreign operations.
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
     We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. We have now begun to invoice some of our international customers in foreign currencies including but not limited to, the Euro, Great British Pound and the Australian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and/or result in operating losses. Certain operating expenses of our foreign operations require payment in the local currencies. As of October 2, 2005, we had net receivables in various local currencies. However, based on the total amount of these receivables due in foreign currencies as of October 2, 2005, a movement of 10% in foreign currency exchange rates would not have a material impact on our operating results.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     In June 2004, a lawsuit, entitled Zilberman v. NETGEAR, Civil Action CV021230, was filed against us in the Superior Court of California, County of Santa Clara. The complaint purports to be a class action on behalf of all persons or entities in the United States who purchased our wireless products other than for resale. Plaintiff alleges that we made false representations concerning the data transfer speeds of our wireless products when used in typical operating circumstances, and is requesting injunctive relief, payment of restitution and reasonable attorney fees. Similar lawsuits have been filed against other companies within our industry. We have filed an answer to the complaint denying the allegations. We and the Plaintiff are engaged in settlement discussions. Any settlement would be subject to final court approval.
     In February 2005, a lawsuit, entitled McGrew v. NETGEAR, Civil Action CV035191, was filed against us in the Superior Court of California, County of Santa Clara. The complaint makes the same allegations and purports to represent the same class of persons and entities as the Zilberman suit. In August, 2005, the Plaintiff voluntarily dismissed the matter against us.
     In May 2005, we filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (CSIRO), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of our products. CSIRO had asserted that our wireless networking products implementing the IEEE 802.11a and 802.11g wireless LAN standards infringe its patent. No trial date has been set.
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
Date: November 14, 2005

Exhibit Index

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer