Form 10-K
period 2005-12-31
NETGEAR INC
filed 2006-03-16
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 000-50350

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
None

Securities registered pursuant to 12(g) of the Act:
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

As of July 3, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 32,486,109 shares of the Registrant’s Common Stock outstanding.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 33,053,883 shares as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

This Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in Part I, Item 1A below, and elsewhere in this Form 10-K, including, among other things: the future growth of the small business and home markets; speed of adoption of wireless networking worldwide; our business strategies and development plans; our successful introduction of new products and technologies; future operating expenses and financing requirements; and competition and competitive factors in the small business and home markets. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Form 10-K are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Form 10-K.

Item 1.	Business

General

We design, develop and market networking products for home users and for small business, which we define as a business with fewer than 250 employees. We are focused on satisfying the ease-of-use, quality, reliability, performance and affordability requirements of these users. Our product offerings enable users to share Internet access, peripherals, files, digital multimedia content and applications among multiple personal computers, or PCs, and other Internet-enabled devices. We sell our products primarily through a global sales channel network, which includes traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers. A discussion of factors potentially affecting our operations is set forth in “Risk Factors,” under Part I, Item 1A of this Form 10-K.

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

Markets

Our objective is to be the leading provider of innovative networking products to the small business and home markets. A number of factors are driving today’s increasing demand for networking products within small businesses and homes. As the number of computing devices, such as PCs, has increased in recent years, networks are being deployed in order to share information and resources among users and devices. This information and resource sharing occurs internally, through a local area network, or LAN, or externally, via the Internet. To take advantage of complex applications, advanced communication capabilities and rich multimedia content, users are upgrading their Internet connections by deploying high-speed broadband access technologies. Users also seek the convenience and flexibility of operating their PCs, laptops and related computing devices in a more mobile, or wireless, manner. Finally, as the usage of networks, including the Internet, has increased, users have become much more focused on the security of their connections and the protection of the data within their networks.

Small business and home users demand a complete set of wired and wireless networking and broadband solutions that are tailored to their specific needs and budgets and also incorporate the latest networking technologies. These users require the continual introduction of new and refined products. Small business and home users often lack extensive IT resources and technical knowledge and therefore demand ‘plug-and-play’ or easy-to-install and use solutions. These users seek reliable products that require little or no maintenance, and are supported by effective technical support and customer service. We believe that these users also prefer the convenience of obtaining a networking solution from a single company with whom they are familiar; as these users expand their networks, they tend to be loyal purchasers of that brand. In addition, purchasing decisions of users in the small business and home markets are also driven by the affordability of networking products. To provide reliable, easy-to-use products at an attractive price, we believe a successful supplier must have a company-wide focus on the unique requirements of these markets and the operational discipline and cost-efficient company infrastructure and processes that allow for efficient product development, manufacturing and distribution.

Sales Channels

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, DMRs, VARs, and broadband service providers.

Retailers.  Our retail channel primarily supplies products that are sold into the home market. We sell directly to, or enter into consignment arrangements with, a number of our traditional retailers. The remaining traditional retailers, as well as our online retailers, are fulfilled through wholesale distributors, the largest of which are Ingram Micro, Inc. and Tech Data Corporation. We work directly with our retail channels on market development activities, such as co-advertising, in-store promotions and demonstrations, event sponsorship and sales associate training, as well as establishing “store within a store” websites and banner advertising.

DMRs and VARs.  We primarily sell into the small business market through an extensive network of DMRs and VARs. Our DMRs include companies such as CDW and Insight. VARs include our network of registered Powershift Partners, or resellers who achieve prescribed quarterly sales goals and as a result may receive sales incentives, marketing support and other program benefits from us. Our products are also resold by a large number of smaller VARs whose sales are not large enough to qualify them for our Powershift Partner program. Our DMRs and VARs generally purchase our products through our wholesale distributors, primarily Ingram Micro, Inc. and Tech Data Corporation.

Broadband Service Providers.  We also supply our products directly to broadband service providers in the United States and internationally, who distribute our products to their small business and home subscribers.

We derive a substantial portion of our net revenue from international sales. International sales as a percentage of net revenue grew from 51% in 2004 to 56% in 2005. Sales in Europe, Middle East and Africa, or EMEA, grew from $159.6 million in 2004 to $200.0 million in 2005, representing an increase of approximately 25% during that period. We continue to penetrate new markets such as Belgium, China, Eastern Europe, India, Italy, Japan, Norway, Russia, and the Netherlands. The table below sets forth our net revenue by major geographic region.

	Year Ended December 31,
		Percentage		Percentage
	2003	Change	2004	Change	2005
	(In thousands, except percentage data)

United States	$162,562	15%	$186,836	7%	$199,208
EMEA	107,848	48%	159,615	25%	199,951
Asia Pacific and rest of world	28,892	27%	36,688	38%	50,451

Total	$299,302	28%	$383,139	17%	$449,610

Revenues from significant customers as a percentage of our total revenues for the years ended December 31, 2003, 2004 and 2005 were as follows:

	Year Ended December 31,
	2003	2004	2005

Ingram Micro, Inc.	31%	27%	25%
Tech Data Corporation	15%	18%	17%

Product Offerings

Our product line consists of switches, adapters, and wired and wireless devices that enable Ethernet networking, broadband access, and network connectivity. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold.

Ethernet networking.  Ethernet is the most commonly used wired network protocol for connecting devices in today’s home and small-office networks. Products that enable Ethernet networking include:

•	switches, which are multiple port devices used to network PCs and peripherals;

•	network interface cards, adapters and bridges, that enable PCs and other equipment to be connected to a network;

•	peripheral servers, such as print servers that manage printing on a network, and disk servers which manage shared disks on the network; and

•	VPN firewalls, which provide secure remote network access and anti-virus and anti-spam capabilities.

Broadband Access.  Broadband is a transmission medium capable of moving more information and at a higher speed over public networks than traditional narrowband frequencies. Products that enable broadband access include:

•	routers, which are used to connect two networks together, such as the home or office network and the Internet;

•	gateways, or routers with an integrated modem, for Internet access;

•	IP telephony products, used for transmitting voice communications over a network; and

•	wireless gateways, or gateways that include an integrated wireless access point.

Network Connectivity.  Products that enable network connectivity include:

•	wireless access points, which provide a wireless link between a wired network and wireless devices;

•	wireless network interface cards and adapters, which enable devices to be connected to the network wirelessly;

•	media adapters, which wirelessly connect PCs, stereos, TVs and other equipment to a network; and

•	Powerline adapters and bridges, which enable devices to be connected to the network over existing electrical wiring.

We design our products to meet the specific needs of both the small business and home markets, tailoring various elements of the product design, including component specification, physical characteristics such as casing, design and coloration, and specific user interface features to meet the needs of these markets. We also leverage many of our technological developments, high volume manufacturing, technical support and engineering infrastructure across our markets to maximize business efficiencies.

Our products that target the small business market are designed with an industrial appearance, including metal cases, and for some product categories, the ability to mount the product within standard data networking racks. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a small business user. For example, we offer data transfer rates up to ten Gigabit per second for our business products to meet the higher capacity requirements of business users. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. Security requirements within our products for small business broadband access include firewall and virtual private network capabilities that allow for secure interactions between remote offices and business headquarter locations. Our connectivity product offerings for the small business market include enhanced security and remote configurability often required in a business setting.

Our products for the home user are designed with pleasing visual and physical aesthetics that are more desirable in a home environment. For example, our RangeMaxtm series of routers have distinctive blue antenna-indicator LEDs in a circular dome atop a sleek white plastic casing. Our connectivity offerings for use in the home are generally at a lower price than higher security and configurability wireless offerings for the small business market. Our products for facilitating broadband access in the home are available with features such as parental control capabilities and firewall security, to allow for safer, more controlled Internet usage in families with children. Our broadband products designed for the home market also contain advanced installation software that guides a less sophisticated data networking user through the installation process with their broadband service provider, using a graphical user interface and simple point and click operations. Our connectivity product offerings for the home include Powerline data transmission modes which allow home users to take advantage of their existing electrical wiring infrastructure for transmitting data among network components.

Competition

The small business and home networking markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•	within the small business networking market, companies such as 3Com, Allied Telesyn, the Linksys division of Cisco Systems, Dell Computer, D-Link, Hewlett-Packard, Nortel Networks, and SonicWall, Inc.; and

•	within the home networking market, companies such as Belkin Corporation, D-Link, and the Linksys division of Cisco Systems.

Other current competitors include numerous local vendors such as Siemens Corporation and AVM in Europe, Corega International SA and Melco, Inc./Buffalo Technology in Japan and TP-Link in China, and broadband equipment suppliers such as ARRIS Group, Inc., Motorola, Inc., Scientific Atlanta, a Cisco company, Thomson Corporation and Terayon Communications Systems, Inc. Our potential competitors include consumer electronics vendors and telecommunications equipment vendors who could integrate networking capabilities into their line of products.

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

We believe that the principal competitive factors in the small business and home markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product performance, features, functionality and reliability, price, ease-of-installation, maintenance and use, and customer service and support.

To remain competitive, we believe we must invest significant resources in developing new products, enhancing our current products, expanding our sales channels and maintaining customer satisfaction worldwide.

Research and Development

As of December 31, 2005, we had 54 employees engaged in research and development. We believe that our success depends on our ability to develop products that meet the changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate new technologies and develop new products. Our research and development employees work closely with our technology and manufacturing partners to bring our products to market in a timely, high quality and cost-efficient manner.

We identify and qualify new technologies, and we work closely with our various technology suppliers and manufacturing partners to develop products using one of the two manufacturing methodologies described below.

ODM.  Under the original design manufacturer, or ODM, methodology, which we use for most of our product development activities, we define the product concept and specification and perform the technology selection. We then coordinate with our technology suppliers while they develop the chipsets, software drivers and detailed circuit designs. Once prototypes are completed, we work with our partners to complete the debugging and systems integration and testing. Our ODMs conduct all of the regulatory agency approval processes required for each product. After completion of the final tests, agency approvals and product documentation, the product is released for production.

OEM.  Under the original equipment manufacturer, or OEM, methodology, which we use for a limited number of products, we define the product specification and then purchase the product from OEM suppliers that have existing products fitting our design requirements. Once a technology supplier’s product is selected, we work with the OEM supplier to complete the cosmetic changes to fit into our mechanical and packaging design, as well as our documentation and graphical user interface, or GUI, standard. The OEM supplier completes regulatory approvals on our behalf. When all design verification and regulatory testing is completed, the product is released for production.

Our internal research and development efforts focus on improving the reliability, functionality, cost and performance of our partner’s designs. In addition, we define the industrial design, GUI, documentation and installation process of our products. Our total research and development expenses were $12.5 million in 2005, $9.9 million in 2004 and $8.2 million in 2003.

Manufacturing

Our primary manufacturers are ASUSTek Computer, Inc., Cameo Communications Inc., Delta Networks Incorporated, Hon Hai Precision Industry Co., Ltd., SerComm Corporation and Z-Com, Inc., all of which are headquartered in Taiwan. The actual manufacturing of our products occurs both in Taiwan and mainland China. We distribute our manufacturing among these key suppliers to avoid excessive concentration with a single supplier. Delta Networks Incorporated is associated with Delta International Holding Ltd. and Hon Hai Precision is more commonly know as Foxconn. In addition to their responsibility for the manufacturing of our products, our manufacturers purchase all necessary parts and materials to produce complete, finished goods. To maintain quality standards for our suppliers, we have established our own product testing and quality organization based in Hong Kong and Shenzhen, China, which is responsible for auditing and inspecting product quality on the premises of our ODM manufacturers.

We currently outsource warehousing and distribution logistics to three third-party providers who are responsible for warehousing, distribution logistics and order fulfillment. In addition, these parties are also responsible for some re-packaging of our products including bundling components to form kits, inserting appropriate documentation and adding power adapters. APL Logistics Americas, Ltd. in Walnut, California serves the Americas region, Kerry Logistics Ltd. in Hong Kong serves the Asia Pacific region, and Furness Logistics BV in the Netherlands serves the Europe, Middle East and Africa, or EMEA, region.

Sales and Marketing

As of December 31, 2005, we had 143 employees engaged in sales and marketing. We work directly with our customers on market development activities, such as co-advertising, in-store promotions and demonstrations, event sponsorship and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our product marketing and corporate marketing groups.

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

We conduct much of our international sales and marketing operations through NETGEAR International, Inc., our wholly-owned subsidiary which has formed sales and marketing subsidiaries and branch offices worldwide.

Technical Support

We provide technical support to our customers through a combination of limited number of permanent employees and extensive use of subcontracted, “out-sourcing” resources. Although we design our products to require minimal technical support, if a customer requires assistance, we generally provide free, high-quality technical advice worldwide over the phone and Internet for a specified period of time, generally less than one year. We currently subcontract first and second level technical support for our products and as of December 31, 2005, we were utilizing approximately 520 part-time and full-time individuals to answer customers’ technical questions. First level technical support represents the first team member a customer will reach with questions; and, typically, these individuals are able to answer routine technical questions. If they are unable to resolve the issue, the first level support member will forward the customer to our more highly trained second level support group. The most difficult or unique questions are forwarded to NETGEAR employees. This 14 person in-house staff provides the most sophisticated support when customer issues require escalation.

In addition to providing third level technical support, these internal NETGEAR employees design our technical support database and are responsible for training and managing our outsourced sub-contractors. We utilize the information gained from customers by our technical support organization to enhance our current and future products by providing bug fixes, simplifying the installation process and planning future product needs.

In North America, the United Kingdom, South East Asia and Australia, the first and second level technical support in English is provided 24 hours a day, 7 days a week, 365 days a year. Local language support is also available during local business hours in Austria, Switzerland, China, France, Germany, Italy, Japan, Korea, Spain, the Nordic countries, Belgium and the Netherlands.

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark and trade secret and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold two issued patents and currently have a number of pending United States patent applications related to technology and products offered by us. In addition, we rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. We typically retain limited exclusivity over intellectual property we jointly develop with our OEM and ODM manufacturers. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products, including NETGEAR, the NETGEAR logo, the GearGuy logo, Connect with Innovation, Everybody’s connecting, IntelliFi, ProSafe, RangeMax and Smart Wizard, in the United States and internationally. We have registered several Internet domain names that we use for electronic interaction with our customers including dissemination of product information, marketing programs, product registration, sales activities, and other commercial uses.

Employees

As of December 31, 2005, we had 307 full-time employees, with 157 in sales, marketing and technical support, 54 in research and development, 43 in operations, and 53 in finance, information systems and administration. We also utilize a number of temporary staff, including 19 full-time contractors, to supplement our workforce. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Website Posting of SEC Filings

Our website provides a link to our SEC filings, which are available on the same day such filings are made. The specific location on the website where these reports can be found is http://www.investor.netgear.com/edgar.cfm.   Our website also provides a link to Section 16 filings which are available on the same day as such filings are made.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of March 1, 2006.

Name	Age	Position

Patrick C.S. Lo	49	Chairman and Chief Executive Officer
Jonathan R. Mather	55	Executive Vice President and Chief Financial Officer
Mark G. Merrill	51	Chief Technology Officer
Michael F. Falcon	49	Vice President of Operations
Christine M. Gorjanc	49	Vice President, Finance
Albert Y. Liu	33	General Counsel and Secretary
Charles T. Olson	50	Vice President of Engineering
David Soares	39	Senior Vice President of Worldwide Sales and Support
Michael A. Werdann	37	Vice President of Americas Sales

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

Christine M. Gorjanc has served as our Vice President, Finance since November 2005. From September 1996 through November 2005, Ms. Gorjanc served as Vice President, Controller, Treasurer and Assistant Secretary for Aspect Communications Corporation, a provider of workforce and customer management solutions. From October 1988 through September 1996, she served as the Manager of Tax for Tandem Computers, Inc., a provider of fault-tolerant computer systems. From June, 1987 through October 1988, Ms. Gorjanc served as the Manager of Tax Operations for Xidex Corporation, a manufacturer of storage devices. Prior to that, Ms. Gorjanc worked in public accounting for eight years with a number of accounting firms. Ms. Gorjanc holds a B.A. in Accounting (with honors) from the University of Texas at El Paso, a M.S. in Taxation from Golden Gate University, and is a Certified Public Accountant.

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

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. Any of the following risks could materially adversely affect our business operations, results of operations and financial condition and could result in a significant decline in our stock price.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in this risk factors section of this Form 10-K and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	our inability to accurately forecast product demand;

•	unanticipated shift in overall product mix from higher to lower margin products which would adversely impact our margins;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty returns or allowance for doubtful accounts;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	seasonal patterns of higher sales during the second half of our fiscal year, particularly retail-related sales in our fourth quarter;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales in local currency;

•	bad debt exposure as we expand into new international markets; and

•	changes in accounting rules, such as recording expenses for employee stock option grants.

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

We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. Our principal competitors in the small business market include 3Com Corporation, Allied Telesyn International, Dell Computer Corporation, D-Link Systems, Inc., Hewlett-Packard Company, the Linksys division of Cisco Systems and Nortel Networks. Our principal competitors in the home market include Belkin Corporation, D-Link and the Linksys division of Cisco Systems. Our principal competitors in the broadband service provider market include AARIS Group, Inc., Motorola, Inc., Scientific Atlanta, a Cisco company, Thomson Corporation and Terayon Communications Systems, Inc. Other current and potential competitors include numerous local vendors such as Siemens Corporation and AVM in Europe, Corega International SA, Melco, Inc./Buffalo Technology in Japan and TP-Link in China, and broadband equipment suppliers such as ARRIS Group, Inc., Motorola, Inc., Scientific Atlanta, a Cisco company, Thomson Corporation and Terayon Communications Systems, Inc. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products.

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

Unfavorable economic conditions, particularly in Western Europe, and turmoil in the international geopolitical environment may adversely affect our operating results.

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

If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our wholesale distributors and within our sales channel, we may incur increased and unexpected costs associated with this inventory. We generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product.

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the costs of transporting product via boat, a preferred method, and suffering a corresponding decline in gross margins. During the fourth quarter of 2005, we had a shift in our demand forecast which resulted in lower than expected revenues due to our inability to ship to the revised forecast and higher than planned freight charges due to shipping products by air freight to attempt to mitigate the change in demand.

We are currently involved in various litigation matters and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These include third parties who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, may initiate litigation against our manufacturers, suppliers or members of our sales channel, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

To maintain and grow our market share, net revenue and brand, we must maintain and expand our sales channel. We sell our products through our sales channel, which consists of traditional retailers, on-line retailers, DMRs, VARs, and broadband service providers. Some of these entities purchase our products through our wholesale distributors. We sell to small businesses primarily through DMRs, VARs and retail locations, and we sell to our home users primarily through retail locations, online retailers and broadband service providers. We generally have no minimum purchase commitments or long-term contracts with any of these third parties.

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. A competitor with more extensive product lines and stronger brand identity, such as Cisco Systems, may have greater bargaining power with these retailers. The competition for retail shelf space may increase, which would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer’s Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. If we were unable to maintain and expand our sales channel, our growth would be limited and our business would be harmed.

We must also continuously monitor and evaluate emerging sales channels. If we fail to establish a presence in an important developing sales channel, our business could be harmed.

If we fail to successfully overcome the challenges associated with growing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.

We face a number of challenges associated with penetrating the broadband service provider market that differ from what we have traditionally faced with the retail market. These challenges include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customer service and support demands, competition from established suppliers, pricing pressure resulting in lower margins, and our general inexperience in selling to carriers. In addition, carriers may choose to prioritize the implementation of other technologies or the roll out of other services than wireless networking. Any slowdown in the general economy, over capacity, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our carrier sales channel and our growth will be slowed.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. For example, in the second half of 2004, ports on the West Coast experienced and continue to experience higher than usual shipping traffic, resulting in congestion and delays in our product shipment schedules. Labor disputes among freight carriers are common, especially in EMEA, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. Since September 11, 2001, the rate of inspection of international freight by governmental entities has substantially increased, and has become increasingly unpredictable. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue. In addition, if the recent increases in fuel prices were to continue, our transportation costs would likely further increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using air freight to meet unexpected spikes in demand or to bring new product introductions to market quickly. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

We rely on a limited number of wholesale distributors for most of our sales, and if they refuse to pay our requested prices or reduce their level of purchases, our net revenue could decline.

We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal year ended December 31, 2005, sales to Ingram Micro, Inc. and its affiliates accounted for 25% of our net revenue and sales to Tech Data Corporation and its affiliates accounted for 17% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

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

If the redemption rate for our end-user promotional programs is higher than we estimate, then our net revenue and gross margin will be negatively affected.

From time to time we offer promotional incentives, including cash rebates, to encourage end users to purchase certain of our products. Purchasers must follow specific and stringent guidelines to redeem these incentives or rebates. Often qualified purchasers choose not to apply for the incentives or fail to follow the required redemption guidelines, resulting in an incentive redemption rate of less than 100%. Based on historical data, we estimate an incentive redemption rate for our promotional programs. If the actual redemption rate is higher than our estimated rate, then our net revenue and gross margin will be negatively affected.

Stringent securities laws and related regulations affecting public companies are resulting in increased costs to us.

Stringent laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and related rules enacted and proposed by the SEC and the NASDAQ National Market, are resulting in increased costs to us as we respond to their requirements. In particular, complying with the internal control audit requirements of Sarbanes-Oxley Section 404 is resulting in increased internal efforts and higher fees from our independent registered public accounting firm and compliance consultants. These rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.

We are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could impact investor confidence in the reliability of our internal controls over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an audit report on management’s assessment of such internal controls.

We will continue to perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of the end of a fiscal year, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them. Our contract manufacturers purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if our suppliers experience financial or other difficulties or if worldwide demand for the components they provide increases significantly, the availability of these components could be limited. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products. If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed. This would affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose market share.

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

International sales comprise a significant amount of our overall net revenue. International sales were 56% of overall net revenue in fiscal 2005. We anticipate that international sales may grow as a percentage of net revenue. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:

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

We are implementing an international reorganization, which may strain our resources and increase our operating expenses.

We are reorganizing our foreign subsidiaries and entities to better manage and optimize our international operations. Our implementation of this project will require substantial efforts by our staff and will result in increased staffing requirements and related expenses. Failure to successfully execute the reorganization or other factors outside of our control could negatively impact the timing and extent of any benefit we receive from the reorganization. As part of the reorganization, we will be implementing new information technology systems, including new forecasting and order processing systems. If we fail to successfully and timely integrate these new systems, we will suffer disruptions to our operations. The reorganization will also require us to amend a number of our customer and supplier agreements, which will require the consent of our third-party customers and suppliers. In addition, there could be unanticipated interruptions in our business operations as a result of implementing these changes that could result in loss or delay in revenue causing an adverse effect on our financial results.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

With the continuing uncertainty about economic conditions in the United States, there has been significant volatility in the market price and trading volume of securities of technology and other companies, which may be unrelated to the financial performance of these companies. These broad market fluctuations may negatively affect the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our principal administrative, sales, marketing and research and development facilities occupy approximately 74,000 square feet in an office complex in Santa Clara, California, under a lease that expires in December 2007. Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease entered into in February 2006 and expiring in December 2026. Several of our domestic sales employees perform their duties using leases of individual offices. Our international sales personnel reside in local sales offices or home offices in Austria, Australia, China, Denmark, France, Germany, India, Ireland, Italy, Japan, Korea, Russia, Singapore, Spain, Sweden, the Netherlands and the United Kingdom. We also have operations personnel using a facility in Hong Kong, which is subleased from our third party logistics provider, Kerry Logistics. We also maintain a research and development facility in Taipei, Taiwan. We believe our existing facilities are adequate for our current needs.

We use third parties to provide warehousing services to us, consisting of facilities in Southern California, Hong Kong and the Netherlands.

Item 3.	Legal Proceedings

In June 2004, a lawsuit, entitled Zilberman v. NETGEAR, Civil Action CV021230, was filed against us in the Superior Court of California, County of Santa Clara. The complaint purports to be a class action on behalf of all persons or entities in the United States who purchased our wireless products other than for resale. Plaintiff alleges that we made false representations concerning the data transfer speeds of our wireless products when used in typical operating circumstances, and is requesting injunctive relief, payment of restitution and reasonable attorney fees. Similar lawsuits have been filed against other companies within our industry. In November 2005, without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, we and the Plaintiff received preliminary court approval for a proposed settlement.

Under the terms of the settlement, we will (i) issue each eligible class member a promotional code which may be used to purchase a new wireless product from NETGEAR’s online store, www.buynetgear.com, at a 15% discount during the redemption period; (ii) include a disclaimer regarding wireless signal rates on our wireless products packaging and user’s manuals and in our press releases and advertising that reference wireless signal rates; (iii) donate $25,000 worth of our products to a local, not-for-profit charitable organization to be chosen by NETGEAR; and (iv) agree to pay, subject to court approval, up to $700,000 in attorneys’ fees and costs. None of the foregoing benefits will be provided unless and until the court grants final approval of the settlement agreement. The court has scheduled a hearing date of March 21, 2006 for final approval of the settlement. We recorded a charge of $802,000 relating to this proposed settlement during the year ended December 31, 2005.

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

These claims against us, or filed by us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Were an unfavorable outcome to occur, there exists the possibility it would have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs or becomes probable.

In addition, we are subject to legal proceedings, claims and litigation arising in the ordinary course of business, including litigation related to intellectual property and employment matters. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended December 31, 2005.

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

Fiscal Year Ended December 31, 2004	High	Low

First Quarter	$20.09	$13.39
Second Quarter	15.20	10.16
Third Quarter	13.99	8.85
Fourth Quarter	18.56	12.08

Fiscal Year Ended December 31, 2005	High	Low

First Quarter	$19.16	$13.45
Second Quarter	20.78	12.96
Third Quarter	25.73	18.65
Fourth Quarter	24.30	17.52

On February 28, 2006, there were 21 stockholders of record.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under our compensation plans as of December 31, 2005.

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders(1)	3,673,687	$10.49	483,541
Equity compensation plans not approved by security holder	—	—	—

(1)	These plans include our 2000 Stock Option Plan, 2003 Stock Plan and 2003 Employee Stock Purchase Plan.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with, the consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

We derived the selected consolidated statement of operations data for the years ended December 2003, 2004, and 2005 and the selected consolidated balance sheet data as of December 31, 2004 and 2005 from our audited consolidated financial statements appearing elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2001 and 2002 and the selected consolidated balance sheet data as of December 31, 2001, 2002 and 2003 from our audited consolidated financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net revenue	$192,440	$237,331	$299,302	$383,139	$449,610

Cost of revenue:
Cost of revenue	172,795	176,972	215,332	260,155	297,764
Amortization of deferred stock-based compensation	—	144	128	163	147

Total cost of revenue	172,795	177,116	215,460	260,318	297,911

Gross profit	19,645	60,215	83,842	122,821	151,699

Operating expenses:
Research and development	4,432	7,359	8,220	9,916	12,544
Sales and marketing	24,267	32,622	48,963	61,514	70,970
General and administrative	5,914	8,103	8,977	14,514	14,310
Goodwill amortization	335	—	—	—	—
Litigation reserves	—	—	—	—	802
Amortization of deferred stock-based compensation:
Research and development	—	306	454	400	293
Sales and marketing	—	346	715	733	375
General and administrative	—	867	476	391	249

Total operating expenses	34,948	49,603	67,805	87,468	99,543

Income (loss) from operations	(15,303)	10,612	16,037	35,353	52,156
Interest income	308	119	364	1,593	4,104
Interest expense	(939)	(1,240)	(901)	—	—
Extinguishment of debt	—	—	(5,868)	—	—
Other expense	(478)	(19)	(59)	(560)	(1,770)

Income (loss) before taxes	(16,412)	9,472	9,573	36,386	54,490
Provision for (benefit from) income taxes	3,072	1,333	(3,524)	12,921	20,867

Net income (loss)	(19,484)	8,139	13,097	23,465	33,623
Deemed dividend on preferred stock	—	(17,881)	—	—	—

Net income (loss) attributable to common stockholders	$(19,484)	$(9,742)	$13,097	$23,465	$33,623

Net income (loss) per share attributable to common stockholders:
Basic(1)	$(0.66)	$(0.46)	$0.55	$0.77	$1.04

Diluted(1)	$(0.66)	$(0.46)	$0.49	$0.72	$0.99

(1)	Information regarding calculation of per share data is described in Note 3 to the consolidated financial statements.

	December 31,
	2001	2002	2003	2004	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,152	$19,880	$73,605	$141,715	$173,182
Working capital	16,179	13,753	130,755	180,696	230,416
Total assets	62,902	93,851	205,146	300,238	356,297
Total current liabilities	44,891	76,396	70,207	115,044	120,293
Redeemable convertible preferred stock	44,078	48,052	—	—	—
Total stockholders’ equity (deficit)	(26,067)	(30,597)	134,939	185,194	236,004

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under “Risk Factors” in Part I, Item 1A above.

Business Overview

We design, develop and market innovative networking products that address the specific needs of small business and home users. We are focused on satisfying ease-of-use, reliability, performance and affordability requirements of these users. Our product offerings enable users to share Internet access, peripherals, files, digital multimedia content and applications among multiple personal computers, or PCs, and other Internet-enabled devices.

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, DMRs, VARs, and broadband service providers. We have well developed channels in the United States and EMEA and are building a strong presence in the Asia Pacific region. We derive a substantial portion of our net revenue from international sales. International sales as a percentage of net revenue grew from 51% in 2004 to 56% in 2005. Sales in Europe, Middle East and Africa, or EMEA, grew from $159.6 million in 2004 to $200.0 million in 2005, representing an increase of approximately 25% during that period. We continue to penetrate new markets such as Belgium, China, Eastern Europe, India, Italy, Japan, Norway, Russia, and the Netherlands.

Our net revenue grew 17.3% during the year ended December 31, 2005, with strong growth coming from sales of our wireless LAN products to the home market, especially the new RangeMax family of products and continued strength in G and Super-G products as well as increased gross shipments of our broadband gateways. We have also had continued success in obtaining cost reductions and efficiencies from our vendors and manufacturers, and have pursued product redesigns when appropriate to further lower productions costs. These decreasing costs, coupled with slowing in the decrease of average selling prices, boosted our margins on our older products, especially our G and Super G wireless adapters.

The small business and home networking markets are intensely competitive and subject to rapid technological change. We expect our competition to continue to intensify. We believe that the principal competitive factors in the small business and home markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product performance, features, functionality and reliability, ease-of-installation, maintenance and use, and customer service and support. To remain competitive, we believe we must invest significant resources in developing new products, enhancing our current products, expanding our channels and maintaining customer satisfaction worldwide.

Our gross margin improved to 33.7% for the year ended December 31, 2005 from 32.1% for the year ended December 31, 2004. This increase was due primarily to a favorable shift in product mix and our product costs decreasing relatively more quickly than sales prices, offset by an increase in end-user customer rebates and other sales incentives which reduce revenue along with increased freight and conversion costs. Operating expenses for the year ended December 31, 2005 were $99.5 million or 22.1% of net revenue and $87.5 million or 22.9% of net revenue for the year ended December 31, 2004.

Net income increased $10.1 million, to $33.6 million for the year ended December 31, 2005 from $23.5 million for the year ended December 31, 2004. This increase was primarily due to an increase in gross profit of $28.9 million, offset by an increase in operating expenses of $12.1 million and an increase in provision for income taxes of $8.0 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. Actual results could differ significantly from these estimates. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. We have listed below our critical accounting policies which we believe to have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Revenue Recognition

Revenue from product sales is recognized at the time the product is shipped provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for some of the Company’s international customers, title passes to the customer upon delivery to the port or country of destination or upon their receipt of the product, and for selected retailers in the United States to whom the Company sells directly, title passes to the customer upon their receipt of the product or upon the customer’s resale of the product. At the end of each fiscal quarter, the Company estimates and defers revenue related to product where title has not transferred. The revenue continues to be deferred until such time that title passes to the customer. The amount and timing of our revenue for any period could be materially different if our management made different judgments and estimates.

Allowances for Returns due to Stock Rotation and Warranty, Price Protection, End-User Customer Rebates, Other Sales Incentives and Doubtful Accounts

In addition to warranty-related returns, certain distributors and retailers generally have the right to return product for stock rotation purposes. Every quarter, stock rotation rights are limited to 10% of invoiced sales to the distributor or retailer in the prior quarter. Upon shipment of the product, the Company reduces revenue for an estimate of potential future product warranty and stock rotation returns related to the current period product revenue. Management analyzes historical returns, channel inventory levels, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the allowance for sales returns, namely warranty and stock rotation returns. Revenue on shipments is also reduced for estimated price protection and end-user rebates and other sales incentives deemed to be sales incentives under Emerging Issues Task Force (“EITF”) Issue No. 01-9. Our estimated allowances for returns due to stock rotation and warranty, and price protection can vary from actual results and we may have to record additional revenue reductions which could materially impact our financial position and results of operations.

We record estimated reductions to revenues for end-user customer rebates at the later of when the related revenue is recognized, or when the program is offered to the end consumer. Often qualified purchasers choose not to apply for the incentives or fail to follow the required redemption guidelines, resulting in an incentive redemption rate of less than 100%. Based on historical data, we estimate a rebate redemption rate for our promotional programs and book the related reduction to revenue accordingly. Should actual redemption rates differ from our estimates, additional revenue reductions may be required.

Sales incentives provided to customers are accounted for in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”. Under these guidelines, the Company accrues for sales incentives as a marketing expense if it receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction of revenues. Our estimated provisions for sales incentives can vary from actual results and we may have to record additional expenses or additional revenue reductions dependent on the classification of the sales incentive.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly perform credit evaluations of our customers’ financial condition and consider factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts is reviewed monthly and adjusted if necessary based on our assessments of our customers’ ability to pay. If the financial condition of our customers should deteriorate or if actual defaults are higher than our historical experience, additional allowances may be required, which could have an adverse impact on operating expenses.

Valuation of Inventory

We value our inventory at the lower of cost or market, cost being determined using the first-in, first-out method. We continually assess the value of our inventory and will periodically write down its value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. On a quarterly basis, we review inventory quantities on hand and on order under non-cancelable purchase commitments, including consignment inventory, in comparison to our estimated forecast of product demand for the next nine months to determine what inventory, if any, are not saleable. Our analysis is based on the demand forecast but takes into account market conditions, product development plans, product life expectancy and other factors. Based on this analysis, we write down the affected inventory value for estimated excess and obsolescence charges. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As demonstrated during 2003, 2004 and 2005, demand for our products can fluctuate significantly. If actual demand is lower than our forecasted demand and we fail to reduce our manufacturing accordingly, we could be required to write down additional inventory, which would have a negative effect on our gross margin.

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. As of December 31, 2005, we believe that all of our deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

Our effective tax rate differs from the statutory rate due to tax credits, state taxes, stock compensation and other factors. Our future effective tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions; changes in tax laws in the United States or internationally; a change which would result in a valuation allowance being required to be recorded; or a federal, state or foreign jurisdiction’s view of tax returns which differs materially from what we originally provided. We assess the probability of adverse outcomes from tax examinations regularly to determine the adequacy of our income tax liability. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Results of Operations

The following table sets forth the consolidated statements of operations and the percentage change from the preceding year for the periods indicated:

	Year Ended December 31,
		Percentage		Percentage
	2003	Change	2004	Change	2005
	(In thousands, except percentage data)

Net revenue	$299,302	28.0%	$383,139	17.3%	$449,610

Cost of revenue:
Cost of revenue	215,332	20.8	260,155	14.5	297,764
Amortization of deferred stock-based compensation	128	27.3	163	(9.8)	147

Total cost of revenue	215,460	20.8	260,318	14.4	297,911

Gross profit	83,842	46.5	122,821	23.5	151,699

Operating expenses:
Research and development	8,220	20.6	9,916	26.5	12,544
Sales and marketing	48,963	25.6	61,514	15.4	70,970
General and administrative	8,977	61.7	14,514	(1.4)	14,310
Litigation reserves	—	**	—	**	802
Amortization of deferred stock-based compensation:
Research and development	454	(11.9)	400	(26.8)	293
Sales and marketing	715	2.5	733	(48.8)	375
General and administrative	476	(17.9)	391	(36.3)	249

Total operating expenses	67,805	29.0	87,468	13.8	99,543

Income from operations	16,037	120.4	35,353	47.5	52,156
Interest income	364	337.6	1,593	157.6	4,104
Interest expense	(901)	(100.0)	—	**	—
Extinguishment of debt	(5,868)	(100.0)	—	**	—
Other expense	(59)	849.2	(560)	216.1	(1,770)

Income before income taxes	9,573	280.1	36,386	49.8	54,490
Provision for (benefit from) income taxes	(3,524)	**	12,921	61.5	20,867

Net income	$13,097	79.2%	$23,465	43.3%	$33,623

**	Percentage change not meaningful as prior year basis is zero or a negative amount.

The following table sets forth the consolidated statements of operations, expressed as a percentage of net revenue, for the periods presented:

	Year Ended December 31,
	2003	2004	2005

Net revenue	100%	100%	100%

Cost of revenue:
Cost of revenue	72.0	67.9	66.2
Amortization of deferred stock-based compensation	0.0	0.0	0.1

Total cost of revenue	72.0	67.9	66.3

Gross Margin	28.0	32.1	33.7

Operating expenses:
Research and development	2.7	2.6	2.8
Sales and marketing	16.4	16.1	15.8
General and administrative	3.0	3.8	3.2
Litigation reserves	0.0	0.0	0.2
Amortization of deferred stock-based compensation:
Research and development	0.1	0.1	0.0
Sales and marketing	0.2	0.2	0.1
General and administrative	0.2	0.1	0.0

Total operating expenses	22.6	22.9	22.1

Income from operations	5.4	9.2	11.6
Interest income	0.1	0.4	0.9
Interest expense	(0.3)	0.0	0.0
Extinguishment of debt	(2.0)	0.0	0.0
Other expense	0.0	(0.1)	(0.4)

Income before income taxes	3.2	9.5	12.1
Provision for (benefit from) income taxes	(1.2)	3.4	4.6

Net income	4.4%	6.1%	7.5%

Net Revenue

	Year Ended December 31,
		Percentage		Percentage
	2003	Change	2004	Change	2005
	(In thousands, except percentage data)

Net revenue	$299,302	28.0%	$383,139	17.3%	$449,610

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9 and net changes in deferred revenue.

Fiscal 2005 Net Revenue Compared to Fiscal 2004 Net Revenue

Net revenue increased $66.5 million, or 17.3%, to $449.6 million for the year ended December 31, 2005, from $383.1 million for the year ended December 31, 2004. We continue to experience our seasonal pattern of higher net revenues in the second half of the year. The increase in revenue was especially attributable to higher sales of wireless LAN products to the home market, especially the new RangeMax family of products and continued

strength in G and Super-G products, as well as increased gross shipments of our broadband gateways. These revenue increases were partially offset by increases in allowances made for end-user customer rebates and other sales incentives associated with increased retail product sales.

We were able to slow down the pace of erosion in our average selling prices on our relatively older products in 2005 in part due to our new “minimum advertised price” policy with our U.S. retailers, as well as a general slowdown in competitive pricing pressures.

End-user customer rebates and other sales incentives (advertising, end-caps and cooperative marketing programs) which are classified as reductions in net revenue increased in 2005, especially in the latter half of 2005 when we took advantage of significant strategic joint promotion opportunities with our biggest retail partners both in the U.S. and in Europe. For example, we co-marketed our new RangeMax family of products with U.S. national retailers using a unified advertising campaign involving ad circulars and new end-cap displays. These increases in spending combined with higher use of end-user customer rebates impacted our revenue growth.

For the year ended December 31, 2005 revenue generated in the United States, EMEA and Asia Pacific and rest of world was 44.3%, 44.5% and 11.2%, respectively. The comparable net revenue for the year ended December 31, 2004 was 48.8%, 41.6% and 9.6%, respectively. The increase in net revenue over the prior year comparable period for each region was 6.6%, 25.3% and 37.5%, respectively.

Fiscal 2004 Net Revenue Compared to Fiscal 2003 Net Revenue

Net revenue increased $83.8 million, or 28.0%, to $383.1 million for the year ended December 31, 2004, from $299.3 million for the year ended December 31, 2003. The increase in revenue was attributable to increased gross shipments of our broadband and wireless products, partially offset by increases in allowances made for rebates and cooperative marketing programs associated with increased retail product sales, sales returns and price protection.

For the year ended December 31, 2004 revenue generated within the United States, EMEA and Asia Pacific was 48.8%, 41.6% and 9.6%, respectively. The comparable net revenue for the year ended December 31, 2003 was 54.3%, 36.0% and 9.7%, respectively. The increase in net revenue over the prior year comparable period for each region was 14.9%, 48.0% and 27.0%, respectively. The increase in all regions was attributable to increased shipment of broadband and wireless products and Ethernet switches, due in part to the continuous introduction of new products into all channels.

Cost of Revenue and Gross Margin

	Year Ended December 31,
		Percentage		Percentage
	2003	Change	2004	Change	2005
	(In thousands, except percentage data)

Cost of revenue:
Cost of revenue	$215,332	20.8%	$260,155	14.5%	$297,764
Percentage of net revenue	72.0%		67.9%		66.2%
Amortization of deferred stock-based compensation	128	27.3	163	(9.8)	147
Percentage of net revenue	0.0%		0.0%		0.1%

Total cost of revenue	$215,460	20.8%	$260,318	14.4%	$297,911

Gross margin percentage	28.0%		32.1%		33.7%

Cost of revenue consists primarily of the following: the cost of finished products from our third-party contract manufacturers; overhead costs including purchasing, product planning, inventory control, warehousing and distribution logistics; and freight, warranty costs associated with returned goods and write-downs for excess and obsolete inventory. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin is also affected by other factors, including sales returns, changes in net revenues due to average selling prices, end-user customer rebates and other sales incentives and changes in our cost of goods sold due to fluctuations in warranty and overhead costs, prices paid for components, net of vendor rebates, freight-in, conversion costs and charges for excess or obsolete inventory and transitions from older to newer products.

Cost of revenue increased $37.6 million, or 14.4%, to $297.9 million for the year ended December 31, 2005 from $260.3 million for the year ended December 31, 2004. Our gross margin improved to 33.7% for the year ended December 31, 2005, from 32.1% for the year ended December 31, 2004, an increase of 1.6 percentage points. This increase was due primarily to a favorable shift in product mix and our product costs decreasing relatively more quickly than sales prices, offset by an increase in end-user customer rebates and other sales incentives, which reduce revenue along with increased freight and conversion costs.

(We were able to slow down the pace of erosion in our average selling prices on our relatively older products in 2005 in part due to our new “minimum advertised price” policy with our U.S. retailers, as well as a general slowdown in competitive pricing pressures.) We have also had continued success in obtaining cost reductions and efficiencies from our vendors and manufacturers, and have pursued product redesigns when appropriate to further lower production costs. These decreasing costs, coupled with the relative slowing in the decrease of average selling prices, boosted margins on our older products, especially our G and Super G wireless adapters. Additionally, we have benefited from relatively higher standard margins on newer products, especially from our RangeMax family of products.

It is difficult to accurately forecast demand for our products across our markets and within specific countries. The shift in the mix of actual orders compared to forecasted demand resulted in a higher than normal reliance on more expensive air versus surface freight during the last quarter of 2005 as well as higher rework and other costs primarily related to product conversions among country-specific packaging.

Cost of revenue increased $44.9 million, or 20.8%, to $260.3 million for the year ended December 31, 2004 from $215.5 million for the year ended December 31, 2003. Our gross margin improved to 32.1% for the year ended December 31, 2004, from 28.0% for the year ended December 31, 2003. This improvement in gross margin of 4.1% was due primarily to a favorable shift in product mix and relatively lower product costs, as well as operational efficiency and supply chain management. We also earned rebates and prompt payment discounts from our suppliers, which increased $4.7 million to $6.5 million in the year ended December 31, 2004 from $1.8 million in the year ended December 31, 2003, an improvement of 1.1% in gross margin. These improvements in gross margin were partially offset by an increase in cooperative marketing costs and end-user rebates, as well as additional allowances to write down inventory resulting from anticipated warranty returns. Cooperative marketing costs and end-user rebates are recorded as a reduction in net revenue.

Operating Expenses

Research and development expense

	Year Ended December 31,
		Percentage		Percentage
	2003	Change	2004	Change	2005
	(In thousands, except percentage data)

Research and development expense	$8,220	20.6%	$9,916	26.5%	$12,544
Percentage of net revenue	2.7%		2.6%		2.8%

Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, tooling design costs, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes and other consulting fees, and product certification fees paid to third parties. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to allow us to introduce innovative and easy to use products. We expect to continue to add additional employees in our research and development department. In the future we believe that research and development expenses will increase in absolute dollars as we expand into new networking product technologies, enhance the ease-of-use of our products, and broaden our core competencies including the opening of a test lab in Beijing, China.

Research and development expenses increased $2.6 million, or 26.5%, to $12.5 million for the year ended December 31, 2005, from $9.9 million for the year ended December 31, 2004. The increase was primarily due to increased salary and payroll related expenses of $2.4 million resulting from research and development related headcount growth. Employee headcount increased by 35% to 54 employees as of December 31, 2005 as compared to 40 employees as of December 31, 2004. These headcount increases were primarily due to the expansion of our research and development facility in Taiwan and expansion of our focus on the broadband service provider market which often requires additional certifications and testing.

Research and development expenses increased $1.7 million, or 20.6%, to $9.9 million for the year ended December 31, 2004, from $8.2 million for the year ended December 31, 2003. The increase was primarily due to increased product development costs of $871,000 and increased salary and payroll related expenses of $510,000 resulting from research and development related headcount growth, as evidenced by our opening of our engineering center in Taiwan which accounted for nine additional employees, representing 21% of our worldwide research and development staff as of December 31, 2004.

Sales and marketing expense

	Year Ended December 31,
		Percentage		Percentage
	2003	Change	2004	Change	2005
	(In thousands, except percentage data)

Sales and marketing expense	$48,963	25.6%	$61,514	15.4%	$70,970
Percentage of net revenue	16.4%		16.1%		15.8%

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

Sales and marketing expenses increased $9.5 million, or 15.4,% to $71.0 million for the year ended December 31, 2005, from $61.5 million for the year ended December 31, 2004. Of this increase, $5.1 million was due to product promotion, including intensified in-store staffing and training programs, advertising, and outside technical support expenses, all in support of increased volume. In addition, salary and related expenses for additional sales and marketing personnel increased by $2.7 million as a result of sales and marketing related headcount growth from 125 employees as of December 31, 2004 to 157 employees as of December 31, 2005. We attributed 28 of the 32 incremental employee additions to expansion in EMEA and APAC, where sales and marketing employee headcount grew 46% and 35%, respectively. The increase was also attributable to additional allocated overhead costs such as facilities and information systems costs amounting to $851,000, which reflects sales and marketing’s larger relative headcount growth rate and correspondingly higher share of overhead costs.

Sales and marketing expenses increased $12.6 million, or 25.6%, to $61.5 million for the year ended December 31, 2004, from $49.0 million for the year ended December 31, 2003. Of this increase, $5.1 million was due to product promotion, advertising, outside technical support expenses incurred in support of the increased sales volume, and increased operating costs in international locations due to the weakening of the U.S. dollar in relation to the Euro and the British pound. In addition, salary and related expenses for additional sales and marketing personnel increased by $4.2 million resulting from sales and marketing related headcount growth, especially due to expansion in the EMEA and Asia Pacific regions, and freight out charges increased by $2.2 million primarily in support of higher revenue.

General and administrative expense

	Year Ended December 31,
		Percentage		Percentage
	2003	Change	2004	Change	2005
	(In thousands, except percentage data)

General and administrative expense	$8,977	61.7%	$14,514	(1.4%)	$14,310
Percentage of net revenue	3.0%		3.8%		3.2%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for bad debts, and other corporate expenses. We expect general and administrative costs to increase in absolute dollars related to the growth of the business as well as to fund the set up of our Ireland international operations center in 2006 to support our growing international business.

General and administrative expenses decreased approximately $200,000, or 1.4%, to $14.3 million for the year ended December 31, 2005, from $14.5 million for the year ended December 31, 2004. This decrease was primarily due to a decrease in fees for professional services aggregating $1.7 million and a decrease in net allocated overhead such as information systems costs aggregating $588,000, offset by an increase in employee related costs of $2.1 million. The decrease in fees for professional services resulted from decreases in consulting, outsourced accounting fees and legal fees, and costs associated with initial Sarbanes-Oxley 404 compliance documentation in 2004. The increase in employee related costs resulted from an increase in general and administrative related headcount, particularly in the finance area to support an increase in transactional processing due to increased revenue. Employee headcount increased by 43% to 53 employees as of December 31, 2005 as compared to 37 employees as of December 31, 2004. The decrease in net allocated overhead reflects the general and administrative function’s slower headcount growth rate relative to other functional areas.

General and administrative expenses increased $5.5 million, or 61.7%, to $14.5 million for the year ended December 31, 2004, from $9.0 million for the year ended December 31, 2003. This increase was primarily due to increased director and officer insurance costs of $608,000 and fees for professional services aggregating $1.7 million. Professional services fees consisted of systems consulting, accounting fees for internal control documentation and testing as well as outsourced accounting fees, excluding Sarbanes-Oxley 404 external audit fees, and legal fees. There were also additional costs associated with Sarbanes-Oxley 404 compliance of $2.1 million and an increase in employee related costs of $1.5 million. The increase in employee related costs resulted from an increase in general and administrative related headcount, particularly in the Finance and Information Systems departments, and also included employment taxes resulting from the exercise of stock options.

Litigation reserves

During the year ended December 31, 2005, we recorded an allowance of $802,000 for the estimated costs of settlement for the Zilberman v. NETGEAR lawsuit. For a detailed discussion of our pending litigation matters, please see “Item 3. Legal Proceedings” under Part I of this report.

Amortization of deferred stock-based compensation

During the year ended December 31, 2005, we recorded amortization of deferred stock-based compensation of $147,000 in cost of revenue, $293,000 in research and development expenses, $375,000 in sales and marketing expenses, and $249,000 in general and administrative expenses. This compared to $163,000 in cost of revenue, $400,000 in research and development expenses, $733,000 in sales and marketing expenses and $391,000 in general and administrative expenses in the year ended December 31, 2004 and $128,000 in cost of revenue, $454,000 in research and development expenses, $715,000 in sales and marketing expenses and $476,000 in general and administrative expenses in the year ended December 31, 2003. Our adoption of Statement of Financial Accounting Standards 123 — revised 2004 (“SFAS 123R”) in the first quarter of 2006 will result in the remaining deferred stock-based compensation balance of $468,000 as of December 31, 2005 being eliminated. See Note 1 of the Notes to Consolidated Financial Statements for further discussion.

Interest income, interest expense and other expense

	Year Ended December 31,
	2003	2004	2005
	(In thousands)

Interest income, interest expense and other expense
Interest income	$364	$1,593	$4,104
Interest expense	(901)	—	—
Other expense	(59)	(560)	(1,770)

Total interest income, interest expense and other expense	$(596)	$1,033	$2,334

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest paid on loans.

Other expense primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

The aggregate of interest income, interest expense, and other expense amounted to net other income of $2.3 million for the year ended December 31, 2005, compared to net other income of $1.0 million for the year ended December 31, 2004. This change was primarily due to an additional $2.5 million in interest income for the year ended December 31, 2005, from the investment of our cash, cash equivalents, and short-term investments balance throughout the year. This was offset in part by an increase in other expense of $1.2 million consisting primarily of realized and unrealized losses associated with foreign currency denominated transactions due in part to currency volatility during the year as well as our billing in foreign currencies which began in the first quarter of 2005.

The aggregate of interest income, interest expense, and other expense amounted to net other income of $1.0 million for the year ended December 31, 2004, compared to net expense of $596,000 for the year ended December 31, 2003. This change was primarily due to a decrease of $901,000 in imputed interest expense associated with the Nortel Networks note, following the repayment of the note in August 2003, as well as an additional $1.2 million in interest income for the year ended December 31, 2004, from the investment of our cash balance throughout the year. This was offset in part by an increase in other expense of $501,000 consisting primarily of realized and unrealized losses associated with foreign currency denominated transactions.

Extinguishment of Debt

During the year ended December 31, 2003 we used $20.0 million of the proceeds from our initial public offering to repay debt that had a carrying value of $14.1 million. The repayment of debt resulted in the recognition of an extinguishment of debt charge of $5.9 million in the third quarter of 2003. There was no such charge taken in the year ended December 31, 2004 or December 31, 2005.

Provision for (Benefit from) Income Taxes

Provision for income taxes increased $8.0 million, to a provision of $20.9 million for the year ended December 31, 2005, from a provision of $12.9 million for the year ended December 31, 2004. The effective tax rate for the year ended December 31, 2005 was approximately 38% and differed from our statutory rate of approximately 35% due to state taxes, and other non-deductible expenses, offset in part by tax credits. The effective tax rate for the year ended December 31, 2004 was approximately 36% and differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses, offset in part by a $1.5 million tax benefit from exercises of stock options and tax credits.

Provision for income taxes increased $16.4 million, to a provision of $12.9 million for the year ended December 31, 2004, from a benefit of $3.5 million for the year ended December 31, 2003. The effective tax rate for the year ended December 31, 2004 was approximately 36% and differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses, offset in part by a $1.5 million tax benefit from exercises of stock options and tax credits. The effective tax rate was (37%) for the year ended December 31, 2003. The principal reason for the income tax benefit in this period was the reversal of the valuation allowance against our deferred tax assets of $9.8 million offset by provisions on taxable income including state taxes. The $5.9 million charge recorded in 2003 for extinguishment of debt was non-deductible for tax purposes.

Net Income

Net income increased $10.1 million, to $33.6 million for the year ended December 31, 2005 from $23.5 million for the year ended December 31, 2004. This increase was primarily due to an increase in gross profit of $28.9 million, offset by an increase in operating expenses of $12.1 million and an increase in provision for income taxes of $8.0 million.

Net income increased $10.4 million, to $23.5 million for the year ended December 31, 2004 from $13.1 million for the year ended December 31, 2003. This increase was due primarily to an increase in gross profit of $39.0 million, offset by an increase in operating expenses of $19.7 million and an increase in provision for income taxes of $16.4 million.

Liquidity and Capital Resources

As of December 31, 2005 we had cash, cash equivalents and short-term investments totaling $173.2 million.

Our cash and cash equivalents balance increased from $65.1 million as of December 31, 2004 to $90.0 million as of December 31, 2005. Our short-term investments, which represent the investment of funds available for current operations, increased from $76.7 million as of December 31, 2004 to $83.2 million as of December 31, 2005. Operating activities during the year ended December 31, 2005 generated cash of $26.6 million primarily due to an increase in net income. Investing activities during the year ended December 31, 2005 used $10.8 million primarily for the net purchase of short-term investments of $6.6 million and purchases of property and equipment amounting to $4.2 million. During the year ended December 31, 2005, financing activities provided $9.1 million, primarily resulting from the issuance of common stock upon exercise of stock options and our employee stock purchase program.

Our days sales outstanding increased from 70 days as of December 31, 2004 to 77 days as of December 31, 2005.

Our accounts payable decreased from $52.7 million at December 31, 2004 to $38.9 million at December 31, 2005. The decrease of $13.8 million is due to the timing of purchases and the Company’s decision to take advantage of favorable discounts upon prompt payment.

Inventory decreased by $1.7 million from $53.6 million at December 31, 2004 to $51.9 million at December 31, 2005. In the quarter ended December 31, 2005 we experienced inventory turns of approximately 6.5, up from approximately 5.3 turns in the quarter ended December 31, 2004.

Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for the forseeable future. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In addition, as we continue to expand our product offerings, channels and geographic presence, we may require additional working capital. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Backlog

As of December 31, 2005, we had a backlog of approximately $15.7 million compared to approximately $13.5 million as of December 31, 2004. Our backlog consists of products for which customer purchase orders have been received and which are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with little or no penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net sales for any succeeding period.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table describes our commitments to settle non-cancelable lease and purchase commitments as of December 31, 2005.

	Less Than	1 - 3	3 - 5
	1 Year	Years	Years	Total
	(In thousands)

Operating leases	$1,551	$1,486	$21	$3,058
Purchase obligations	38,487	—	—	38,487

	$40,038	$1,486	$21	$41,545

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through February 2009. Rent expense was $1.1 million for the year ended December 31, 2003, $1.3 million for the year ended December 31, 2004 and $1.5 million for the year ended December 31, 2005. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31-45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. At December 31, 2005, we had $38.5 million in non-cancelable purchase commitments with suppliers.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements for recent accounting pronouncements.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. In the second quarter of 2005 we began to invoice some of our international customers in foreign currencies including but not limited to, the Euro, Great Britain Pound, Japanese Yen and the Australian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies. As of December 31, 2005, we had net receivables in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after tax positive or negative impact of $1.7 million to net income at December 31, 2005.

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

Under the supervision and with the participation of management, the Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In conducting its evaluation, the Company used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation and those criteria, management concluded that the Company maintained effective internal controls over financial reporting as of December 31, 2005. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, have audited management’s assessment of the Company’s internal control over financial reporting, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of NETGEAR, Inc.

We have completed integrated audits of NETGEAR, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of NETGEAR, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 13, 2006

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$65,052	$90,002
Short-term investments	76,663	83,180
Accounts receivable, net	82,203	104,269
Inventories	53,557	51,873
Deferred income taxes	11,114	11,503
Prepaid expenses and other current assets	7,151	9,882

Total current assets	295,740	350,709
Property and equipment, net	3,579	4,702
Goodwill	558	558
Non-current deferred income taxes	361	328

Total assets	$300,238	$356,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,742	$38,912
Accrued employee compensation	5,534	7,743
Other accrued liabilities	50,966	66,279
Deferred revenue	2,143	4,304
Income taxes payable	3,659	3,055

Total current liabilities	115,044	120,293

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred Stock: $0.001 par value; 5,000,000 shares authorized in 2004 and 2005; none outstanding in 2004 or 2005	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized in 2004 and 2005; shares issued and outstanding: 31,454,614 in 2004 and 32,963,596 in 2005	31	33
Additional paid-in capital	188,900	204,754
Deferred stock-based compensation	(1,882)	(468)
Cumulative other comprehensive loss	(7)	(90)
Retained earnings (accumulated deficit)	(1,848)	31,775

Total stockholders’ equity	185,194	236,004

Total liabilities and stockholders’ equity	$300,238	$356,297

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2003	2004	2005

Net revenue	$299,302	$383,139	$449,610

Cost of revenue:
Cost of revenue	215,332	260,155	297,764
Amortization of deferred stock-based compensation	128	163	147

Total cost of revenue	215,460	260,318	297,911

Gross profit	83,842	122,821	151,699

Operating expenses:
Research and development	8,220	9,916	12,544
Sales and marketing	48,963	61,514	70,970
General and administrative	8,977	14,514	14,310
Litigation reserves	—	—	802
Amortization of deferred stock-based compensation:
Research and development	454	400	293
Sales and marketing	715	733	375
General and administrative	476	391	249

Total operating expenses	67,805	87,468	99,543

Income from operations	16,037	35,353	52,156
Interest income	364	1,593	4,104
Interest expense	(901)	—	—
Extinguishment of debt	(5,868)	—	—
Other expense	(59)	(560)	(1,770)

Income before income taxes	9,573	36,386	54,490
Provision for (benefit from) income taxes	(3,524)	12,921	20,867

Net income	$13,097	$23,465	$33,623

Net income per share:
Basic	$0.55	$0.77	$1.04

Diluted	$0.49	$0.72	$0.99

Weighted average shares outstanding used to compute net income per share:
Basic	23,653	30,441	32,351

Diluted	26,800	32,626	33,939

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2003, 2004 and 2005
(In thousands, except share data)

					Cumulative	Retained
			Additional	Deferred	Other	Earnings
	Common Stock		Paid-In	Stock-Based	Comprehensive	(Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Total

Balance at December 31, 2002	—	$—	$12,810	$(4,997)	$—	$(38,410)	$(30,597)
Comprehensive income:
Unrealized gain on short-term investments	—	—	—	—	13	—	13
Net income	—	—	—	—	—	13,097	13,097

Total comprehensive income	—	—	—	—	—	—	14,110

Deferred stock-based compensation	—	—	1,024	(1,024)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,773	—	—	1,773
Conversion of Preferred Stock into common stock	20,228,480	20	48,019	—	—	—	48,039
Issuance of common stock in initial public offering (net of issuance costs of $2,999)	8,050,000	8	101,801	—	—	—	101,809
Exercise of common stock warrants	218,750	—	283	—	—	—	283
Repurchase of common stock	(20,157)	—	(283)	—	—	—	(283)
Exercise of common stock options	141,896	—	805	—	—	—	805

Balance at December 31, 2003	28,618,969	28	164,459	(4,248)	13	(25,313)	134,939
Comprehensive income:
Unrealized loss on short-term investments	—	—	—	—	(20)	—	(20)
Net income	—	—	—	—	—	23,465	23,465

Total comprehensive income	—	—	—	—	—	—	23,445

Reversal of deferred stock-based compensation	—	—	(678)	678	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,688	—	—	1,688
Exercise of common stock options	2,796,428	3	12,965	—	—	—	12,968
Issuance of common stock under employee stock purchase plan	39,217	—	381	—	—	—	381
Tax benefit from exercise of stock options	—	—	11,773	—	—	—	11,773

Balance at December 31, 2004	31,454,614	31	188,900	(1,882)	(7)	(1,848)	185,194
Comprehensive income:
Unrealized loss on short-term investments	—	—	—	—	(83)	—	(83)
Net income	—	—	—	—	—	33,623	33,623

Total comprehensive income	—	—	—	—	—	—	33,540

Reversal of deferred stock-based compensation	—	—	(350)	350	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,064	—	—	1,064
Exercise of common stock options	1,422,123	2	8,101	—	—	—	8,103
Issuance of common stock under employee stock purchase plan	86,859	—	1,002	—	—	—	1,002
Tax benefit from exercise of stock options	—	—	7,101	—	—	—	7,101

Balance at December 31, 2005	32,963,596	$33	$204,754	$(468)	$(90)	$31,775	$236,004

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2004	2005

Cash flows from operating activities:
Net income	$13,097	$23,465	$33,623
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,007	2,593	3,069
Amortization of deferred stock-based compensation	1,773	1,688	1,064
Tax benefit from exercise of stock options	—	11,773	7,101
Deferred income taxes	(9,056)	(2,419)	(356)
Accretion of note payable to Nortel Networks	838	—	—
Extinguishment of debt charge	5,868	—	—
Changes in assets and liabilities:
Accounts receivable, net	(31,674)	(8,037)	(22,066)
Inventories	(14,492)	(14,291)	1,684
Prepaid expenses and other current assets	(1,866)	(2,282)	(2,731)
Accounts payable	6,577	21,850	(13,830)
Accrued employee compensation	496	1,663	2,209
Other accrued liabilities	1,880	19,667	15,313
Deferred revenue	(2,679)	(237)	2,160
Income taxes payable	831	1,894	(604)

Net cash provided by (used in) operating activities	(26,400)	57,327	26,636

Cash flows from investing activities:
Purchase of short-term investments	(58,728)	(451,287)	(124,471)
Proceeds from sale of short-term investments	12,851	420,494	117,873
Purchase of property and equipment	(2,489)	(2,546)	(4,193)

Net cash used in investing activities	(48,366)	(33,339)	(10,791)

Cash flows from financing activities:
Borrowing under line of credit	17,000	—	—
Repayments under line of credit	(17,000)	—	—
Repayment of note payable to Nortel Networks	(20,000)	—	—
Issuance of common stock in initial public offering	101,809	—	—
Repurchase of Series A Preferred Stock	(13)	—	—
Proceeds from issuance of common stock under employee stock purchase plan	—	381	1,002
Proceeds from exercise of stock options	805	12,968	8,103

Net cash provided by financing activities	82,601	13,349	9,105

Net increase in cash and cash equivalents	7,835	37,337	24,950
Cash and cash equivalents at beginning of year	19,880	27,715	65,052

Cash and cash equivalents at end of year	$27,715	$65,052	$90,002

Supplemental cash flow information:
Cash paid for income taxes	$4,840	$3,297	$14,728

Cash paid for interest	$67	$—	$—

Supplemental schedule of noncash investing and financing:
Conversion of Preferred Stock to common stock	$48,039	$—	$—

Cashless exercise of warrants and net common stock issued	$283	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation of these subsidiaries. Certain reclassifications have been made to prior period reported amounts to conform to current year presentation.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

Short-term investments

Short-term investments comprise marketable securities that consist of government securities with an original maturity or a remaining maturity at the time of purchase, of greater than three months and less than twelve months. Also included in short-term investments are auction rate securities whose reset dates were less than three months, however the underlying security’s maturity was greater than three months. As the Company views all securities as representing the investment of funds available for current operations, the securities are classified as short-term investments. All marketable securities are held in the Company’s name and are held primarily with two high quality banking institutions. All of the Company’s marketable securities are classified as available-for-sale securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Investments in Debt and Equity Securities” and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain risks and uncertainties

The Company’s products are concentrated in the networking industry, which is characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. The success of the Company depends on management’s ability to anticipate and/or to respond quickly and adequately to technological developments in its industry, changes in customer requirements, or changes in regulatory requirements or industry standards. Any significant delays in the development or introduction of products could have a material adverse effect on the Company’s business and operating results.

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

The following table summarizes the percentage of the Company’s total accounts receivable represented by customers with balances in excess of 10% of its total accounts receivable as of December 31, 2004 and 2005.

	December 31,
	2004	2005

Ingram Micro, Inc.	27%	21%
Tech Data Corporation	17%	15%
Best Buy Co., Inc.	15%	17%

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued employee compensation and other accrued liabilities approximate their fair values due to their short maturities. See Note 2 for disclosures regarding the fair value of the Company’s short-term investments.

Inventories

Inventories consist primarily of finished goods which are valued at the lower of cost or market, cost being determined using the first-in, first-out method. The Company writes down its inventories based on estimated excess and obsolete inventories determined primarily by future demand forecasts. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment

Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	2 years
Furniture and fixtures	5 years
Software	2-5 years
Machinery and equipment	1-3 years
Leasehold improvements	Shorter of the lease term or 5 years

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

Goodwill

The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets” and performs an annual impairment test. For purposes of impairment testing, the Company has determined that it has only one reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimates of fair value of the Company are based on the best information available as of the date of the assessment, which primarily includes the Company’s market capitalization and incorporates management assumptions about expected future cash flows.

Product warranties

The Company provides for future warranty obligations. The warranties are generally for one or more years from the date of purchase by the end user. The Company’s liability under these warranties is to provide a replacement product or issue a credit to the customer when a valid claim is received. Because the Company’s products are manufactured by a contract manufacturer, in most cases the Company has recourse to the contract manufacturer for replacement or credit for the defective products. The Company accounts for warranty returns similar to stock rotation returns. That is, revenue on shipments is reduced for estimated returns for product under warranty. Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims. The Company assesses the adequacy of its warranty liability every quarter and makes adjustments to the liability if necessary. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” on the Consolidated Balance Sheet, during the years indicated are as follows (in thousands):

	Year Ended December 31,
	2004	2005

Balance as of beginning of year	$11,959	$10,766
Provision for warranty liability for sales made during the year	18,187	25,087
Settlements made during the year	(19,380)	(24,008)

Balance at end of year	$10,766	$11,845

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue recognition

Revenue from product sales is recognized at the time the product is shipped provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for some of the Company’s international customers, title passes to the customer upon delivery to the port or country of destination or upon their receipt of the product, and for selected retailers in the United States to whom the Company sells directly, title passes to the customer upon their receipt of the product or upon the customer’s resale of the product. At the end of each fiscal quarter, the Company estimates and defers revenue related to product where title has not transferred. The revenue continues to be deferred until such time that the title passes to the customer.

In addition to warranty-related returns, certain distributors and retailers generally have the right to return product for stock rotation purposes. Every quarter, stock rotation rights are limited to 10% of invoiced sales to the distributor or retailer in the prior quarter. Upon shipment of the product, the Company reduces revenue for an estimate of potential future product warranty and stock rotation returns related to the current period product revenue. Management analyzes historical returns, channel inventory levels, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the allowance for sales returns, namely warranty and stock rotation returns. Revenue on shipments is also reduced for estimated price protection and sales incentives deemed to be contra revenue under Emerging Issues Task Force (“EITF”) Issue No. 01-9.

The Company records estimated reductions to revenues for end-user customer rebates at the later of when the related revenue is recognized or when the program is offered to the end consumer. Often qualified purchasers choose not to apply for the incentives or fail to follow the required redemption guidelines, resulting in an incentive redemption rate of less than 100%. Based on historical data, the Company estimates rebate redemption rates for its promotional programs and records such amounts as a reduction to revenue.

Sales incentives

Sales incentives provided to customers are accounted for in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”. Under these guidelines, the Company accrues for sales incentives as a marketing expense if it receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues. As a consequence, the Company records a substantial portion of its channel marketing costs as a reduction of revenue.

Shipping and handling fees and costs

In September 2000, the EITF issued EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF Issue No. 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of revenue or disclosed in the notes to the consolidated financial statements. The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight paid directly by the Company are included in sales and marketing expenses and totaled $4.2 million, $6.4 million and $6.7 million in the years ended December 31, 2003, 2004 and 2005, respectively. In cases where the Company gives a freight allowance to the purchaser for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $12.8 million, $11.9 million and $14.5 million in the years ended December 31, 2003, 2004 and 2005, respectively.

Income taxes

The Company accounts for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance.

The Company assesses the probability of adverse outcomes from tax examinations regularly to determine the adequacy of the Company’s income tax liability. If the Company ultimately determines that payment of these amounts is unnecessary, the Company reverses the liability and recognizes a tax benefit during the period in which the Company determines that the liability is no longer necessary. The Company records an additional charge in the Company’s provision for taxes in the period in which the Company determines that the recorded tax liability is less than the Company expects the ultimate assessment to be.

Computation of net income per share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options. Potentially dilutive shares are excluded from the computation of diluted net income per share when their effect is antidilutive.

Stock-based compensation

In accordance with SFAS No. 123, (SFAS 123) “Accounting for Stock-Based Compensation”, the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. In accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net income would have been adjusted to the amounts indicated below (in thousands, except per share data):

	Year Ended December 31,
	2003	2004	2005

Net income as reported	$13,097	$23,465	$33,623
Add: Employee stock-based compensation included in reported net income	1,773	1,687	1,064
Less: Total employee stock-based compensation determined under fair-value method, net of taxes	(5,846)	(4,329)	(9,684)

Pro forma net income	$9,024	$20,823	$25,003

Basic net income per share:
As reported	$0.55	$0.77	$1.04

Pro forma	$0.38	$0.68	$0.77

Diluted net income per share:
As reported	$0.49	$0.72	$0.99

Pro forma	$0.34	$0.64	$0.74

Comprehensive income

Under SFAS 130, “Reporting Comprehensive Income,” the Company is required to display comprehensive income and its components as part of the financial statements. The Company has displayed its comprehensive income as part of the Consolidated Statements of Stockholders’ Equity (Deficit).

Foreign currency translation

The Company’s functional currency is the U.S. dollar for all of its international subsidiaries. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for fixed assets, which are translated at historical exchange rates. Expenses are translated at average exchange rates in effect during each period, except for depreciation expense, which is translated at historical exchange rates. Revenue is translated at the daily rate in effect as of the date the order ships. Gains and losses arising from foreign currency transactions are included in net income and were net losses of $59,000, $560,000 and $1.8 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123 — revised 2004 (“SFAS 123R”), “Shared-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. In April 2005, the SEC announced that the accounting provisions of SFAS 123R are to be applied in the first quarter of the fiscal years beginning after June 15, 2005. As a result, the Company is now required to adopt SFAS 123R in the first quarter of fiscal 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the Stock-Based Compensation section above for the pro forma net income and net income per share amounts as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. The Company is in the process of assessing the impact of adopting this new standard, including the transition method and option pricing model to select.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for the Company for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The adoption of SFAS 153 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In March 2005, the SEC staff issued guidance on SFAS 123R. Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models — SAB 107 reinforces the flexibility allowed by SFAS 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility — SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term — the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will give consideration to SAB 107 in conjunction with its adoption of SFAS 123R.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and was adopted by the Company in the year ended December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Directive on

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the Company has significant operations. The Company adopted FSP 143-1 in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for fiscal 2005. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance. See Note 5 for further discussion.

In August 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (“FSP 123(R)-1”). FSP 123(R)-1 indefinitely defers the requirement of SFAS 123(R) that a freestanding financial instrument originally subject to SFAS 123(R) becomes subject to other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. Generally, the rights under stock-based payment awards issued to employees by the Company are all dependent on the recipient being an employee of the Company. The Company is currently evaluating FSP 123(R)-1; however, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123(R)-2”). Statement 123(R) requires companies to estimate the fair value of share-based payment awards when the awards have been granted. One of the criteria for determining that an award has been granted is that the employer and its employees have a mutual understanding of the key terms and conditions of the award. Under FSP 123(R)-2, a mutual understanding is presumed to exist on the date the award is approved by the Board of Directors or management with relevant authority, assuming certain conditions are met. FSP 123(R)-2 is applicable upon initial adoption of Statement 123(R). As required, the Company will apply the guidance in FSP 123(R)-2 beginning on January 1, 2006. The Company is currently evaluating FSP 123(R)-2; however, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In November 2005, the Financial Accounting Standards Board (FASB) issued final staff position (FSP) 115-1 and FSP 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which nullify certain requirements of Emerging Issues Task Force (EITF) Issue No. 03-1 and supersede EITF Topic No. D-44. The FSPs provide guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. The Company does not believe the impact of adoption of the measurement provisions of the FSPs will have a material impact on its consolidated results of operations or financial position.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). The calculation of excess tax benefits reported as an operating cash outflow and a financing inflow in the Statement of Cash Flows required by FSP 123(R)-3 differs from that required by SFAS 123(R). The Company has until December 2006 to make a one-time election to adopt the transition method described in FSP 123(R)-3. The Company is currently evaluating FSP 123(R)-3; however, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Balance Sheet Components (in thousands):

Available-for-sale short-term investments consist of the following:

	December 31,
	2004			2005
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Loss	Fair Value	Cost	Loss	Fair Value

Government Securities	$54,620	$(7)	$54,613	$83,270	$(90)	$83,180
Auction Rate Securities	$22,050	—	$22,050	—	—	—

Totals	$76,670	$(7)	$76,663	$83,270	$(90)	$83,180

Accounts receivable and related allowances consist of the following:

	December 31,
	2004	2005

Gross accounts receivable	$94,768	$113,005

Less: Allowance for doubtful accounts	(1,509)	(1,295)
Allowance for sales returns	(6,407)	(5,985)
Allowance for price protection	(4,649)	(1,456)

Total allowances	(12,565)	(8,736)

Accounts receivable, net	$82,203	$104,269

Inventories consist of the following:

	December 31,
	2004	2005

Finished goods	$53,557	$51,873

Property and equipment, net, consists of the following:

	December 31,
	2004	2005

Computer equipment	$3,729	$4,514
Furniture, fixtures and leasehold improvements	1,033	1,407
Software	3,775	4,523
Machinery	2,978	4,174
Construction in progress	—	1,090

	11,515	15,708
Less: Accumulated depreciation and amortization	(7,936)	(11,006)

	$3,579	$4,702

Depreciation expense in 2003, 2004 and 2005 was $2.0 million, $2.6 million and $3.1 million, respectively.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other accrued liabilities consist of the following:

	December 31,
	2004	2005

Sales and marketing programs	$29,277	$39,126
Warranty obligation	10,766	11,845
Outsourced engineering costs	1,878	1,732
Freight	3,354	5,814
Other	5,691	7,762

Other accrued liabilities	$50,966	$66,279

Note 3 —	Net Income Per Share:

Immediately prior to the effective date of the Company’s initial public offering on July 30, 2003, the Company’s outstanding Preferred Stock was automatically converted into 20,228,480 shares of common stock. Prior to July 30, 2003, the holders of Series A, B and C Preferred Stock were entitled to participate in all dividends paid on common stock, as and when declared by the Board of Directors, on an as-if converted basis. In accordance with EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” the Company has included the impact of Preferred Stock in the computation of basic earnings per share using the “two class” method for the year ended December 31, 2003. Under this method, an earnings allocation formula is used to determine the amount of net income attributable to common stockholders to be allocated to each class of stock (the two classes being common stock and Preferred Stock). Basic net income per share attributable to common stockholders is calculated by dividing the amount of net income attributable to common shareholders that is apportioned to common stock by the weighted average number of shares of common stock outstanding during the period.

Net income per share applicable to each class of stock (common stock and Preferred Stock) is as follows (in thousands, except per share data):

	Year Ended December 31,
	2003		2004	2005
	Common	Preferred	Common	Common
	Stock	Stock	Stock	Stock

Basic net income per share:
Apportioned net income	$6,621	$6,476	$23,465	$33,623

Total numerator for basic net income per share	$6,621	$6,476	$23,465	$33,623

Weighted average basic shares outstanding	11,958	11,695	30,441	32,351

Basic net income per share	$0.55	$0.55	$0.77	$1.04

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2003	2004	2005

Diluted net income per share:
Net income (numerator)	$13,097	$23,465	$33,623

Weighted average shares outstanding:
Basic	11,958	30,441	32,351
Conversion of preferred stock	11,695	—	—
Options	3,147	2,185	1,588

Total diluted	$26,800	$32,626	$33,939

Diluted net income per share	$0.49	$0.72	$0.99

Anti-dilutive common stock options and warrants amounting to 175,000, 416,280, and 131,560 were excluded from the weighted average shares outstanding for the diluted per share calculation for 2003, 2004 and 2005, respectively.

Note 4 —	Income Taxes:

Income before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005

United States	$7,563	$32,743	$50,127
International	2,010	3,643	4,363

Total	$9,573	$36,386	$54,490

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005

Current:
U.S. Federal	$4,282	$13,110	$16,766
State	513	1,197	2,799
Foreign	737	1,033	1,658

	5,532	15,340	21,223

Deferred:
U.S. Federal	(7,908)	(2,427)	(860)
State	(1,148)	8	504

	(9,056)	(2,419)	(356)

Total	$(3,524)	$12,921	$20,867

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets consist of the following (in thousands):

	December 31,
	2004	2005

Deferred tax assets:
Accruals and allowances	$10,572	$11,503
Depreciation	361	328
Tax credits	542	—

Total deferred tax assets	$11,475	$11,831

Current portion	11,114	11,503
Non-current portion	361	328

Total deferred tax assets	$11,475	$11,831

Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. In management’s judgment it is more likely than not that such assets will be realized in the future as of December 31, 2005, and as such no valuation allowance has been recorded against the Company’s deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2003	2004	2005

Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	4.3	3.9	3.9
Stock-based compensation	7.3	(2.3)	0.0
Non-deductible interest charges	27.1	0.0	0.0
Tax credits	(6.4)	(3.9)	(1.0)
Other	(2.0)	2.8	0.4
Change in valuation allowance	(102.1)	0.0	0.0

Provision for (benefit from) income taxes	(36.8%)	35.5%	38.3%

Income tax benefits in the amount of $11.8 million and $7.1 million related to the exercise of stock options were credited to additional paid-in capital during the years ended December 31, 2004 and 2005, respectively.

Note 5 —	Commitments and Contingencies:

Litigation and Other Legal Matters

In June 2004, a lawsuit, entitled Zilberman v. NETGEAR, Civil Action CV021230, was filed against the Company in the Superior Court of California, County of Santa Clara. The complaint purports to be a class action on behalf of all persons or entities in the United States who purchased the Company’s wireless products other than for resale. Plaintiff alleges that the Company made false representations concerning the data transfer speeds of its wireless products when used in typical operating circumstances, and is requesting injunctive relief, payment of restitution and reasonable attorney fees. Similar lawsuits have been filed against other companies within the industry. In November 2005, without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company and the Plaintiff received preliminary court approval for a proposed settlement.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the settlement, the Company will (i) issue each eligible class member a promotional code which may be used to purchase a new wireless product from the Company’s online store, www.buynetgear.com, at a 15% discount during the redemption period; (ii) include a disclaimer regarding wireless signal rates on the Company’s wireless products packaging and user’s manuals and in the Company’s press releases and advertising that reference wireless signal rates; (iii) donate $25,000 worth of the Company’s products to a local, not-for-profit charitable organization to be chosen by the Company; and (iv) agree to pay, subject to court approval, up to $700,000 in attorneys’ fees and costs. None of the foregoing benefits will be provided unless and until the court grants final approval of the settlement agreement. The court has scheduled a hearing date of March 21, 2006 for final approval of the settlement. The Company recorded a charge of $802,000 relating to this proposed settlement during the year ended December 31, 2005.

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

These claims against the Company, or filed by the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Were an unfavorable outcome to occur, there exists the possibility it would have a material adverse impact on the Company’s financial position and results of operations for the period in which the unfavorable outcome occurs or becomes probable.

In addition, the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including litigation related to intellectual property and employment matters. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and small business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. All but a few of the 25 EU member countries have transposed the directive into law but implementation in certain countries has been delayed until 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company adopted FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations”, in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for fiscal 2005. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

Employments Agreements

The Company has signed various employment agreements with key executives pursuant to which if their employment is terminated without cause, the employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Chief Financial Officer) and up to 26 weeks (for other key executives), and such employees will continue to have stock options vest for up to a

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one year period following the termination. If the termination, without cause, occurs within one year of a change in control, the officer is entitled to two years acceleration of any unvested portion of his or her stock options.

Leases

The Company leases office space, cars and equipment under non-cancelable operating leases with various expiration dates through February 2009. Rent expense in the years ended, December 31, 2003, 2004 and 2005 was $1.1 million, $1.3 million, and $1.5 million, respectively. The terms of the Company’s principal facility lease provides for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,

2006	1,551
2007	1,148
2008	338
2009	21

Total minimum lease payments	$3,058

Guarantees, Indemnifications

The Company has entered into various inventory related purchase agreements with suppliers. Under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At December 31, 2005, the Company had $38.5 million in non-cancelable purchase commitments with suppliers. The Company expects to sell all products for which it has committed purchases from suppliers.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.

In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.

Note 6 —	Stock Option Plans:

Stand-alone Stock Option

On April 22, 2002, the Company issued a stand-alone nonstatutory stock option to a former director associated with Nortel Networks, to purchase 43,750 shares of the Company’s common stock at an exercise price of $3.31 per share. The entire stock option was exercised in May 2005. This exercise has been appropriately included in the

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Stockholders’ Equity (Deficit), but is not included in the Activity under the Company’s Stock Option Plans table, below, as this option was not issued under either of the Company’s Stock Option Plans.

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

Options under the Plan may be granted for periods of up to ten years and at prices no less than the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the shares on the date of grant and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. To date, options granted generally vest over four years.

2003 Stock Plan

In April 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2003 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees, directors and consultants. The Company has reserved 750,000 shares of Common Stock plus any shares which were reserved but not issued under the Company’s 2000 Stock Option Plan as of the date of the approval of the 2003 Plan. The number of shares which were reserved but not issued under the Company’s 2000 Stock Option Plan that were transferred to the Company’s 2003 Stock Plan were 615,290, which when combined with the stock option allocation for the Company’s 2003 Plan give a total of 1,365,290 shares reserved under the Company’s 2003 Plan as of the date of transfer. As of December 31, 2005, 109,617 shares were reserved for future grants under the Company’s 2003 Stock Plan.

Options under the 2003 Plan may be granted for periods of up to ten years and at prices no less than the estimated fair value of the common stock on the date of grant as determined by the closing sales price for such stock as quoted on any established stock exchange or a national market system, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. To date, options granted generally vest over four years, the first tranche at the end of twelve months and the remaining options vesting monthly over the remaining three years. In fiscal 2005, certain options granted under the 2003 Plan immediately vested and were exercisable on the date of grant, and the shares underlying such options were subject to a resale restriction which expire at a rate of 25% per year.

Stock-based compensation

For financial reporting purposes, the Company determined that the estimated value of the common stock determined in anticipation of the Company’s initial public offering was in excess of the exercise price, which was deemed to be the fair market value as of the dates of grant. In connection with the grants of such options, the Company recorded deferred stock based compensation of $1.0 million for the year ended December 31, 2003 and reversal of $678,000 and $350,000 for the years ended December 31 2004 and 2005, respectively. For the years ended December 31, 2003, 2004 and 2005, the amortization of non-cash deferred stock-based compensation was $1.8 million and $1.7 million, and $1.1 million, respectively.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity under the Company’s Stock Option Plans is set forth as follows:

	Year Ended December 31,
	2003		2004		2005
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	6,433,092	$4.68	6,561,693	$5.39	4,147,089	$7.00
Options granted	654,735	12.14	614,602	13.60	1,147,050	17.22
Options exercised	(141,896)	5.67	(2,796,428)	4.64	(1,378,373)	5.77
Options cancelled	(384,238)	4.93	(232,778)	7.41	(242,079)	9.41

Outstanding at end of year	6,561,693	5.39	4,147,089	7.00	3,673,687	10.49

Options exercisable at end of year	4,654,024	4.88	2,644,063	5.29	2,959,255	9.82

Additional information regarding stock options outstanding under the Company’s Stock Option Plans as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	(in Years)	Exercise Price	Outstanding	Exercise Price

$ 1.29 - $ 2.99	175,581	5.6	$1.29	174,993	$1.29
$ 3.00 - $ 5.99	1,240,184	4.4	$4.51	1,206,759	$4.51
$ 6.00 - $ 8.99	316,840	6.0	$7.57	231,079	$7.68
$ 9.00 - $11.99	262,119	7.9	$10.23	115,966	$10.46
$12.00 - $14.99	355,389	8.0	$13.76	201,010	$13.52
$15.00 - $17.99	831,024	8.9	$15.72	636,898	$15.53
$18.00 - $20.99	426,250	9.5	$19.44	326,250	$19.59
$21.00 - $21.23	66,300	9.8	$21.23	66,300	$21.23

$ 1.29 - $21.23	3,673,687	6.9	$10.49	2,959,255	$9.82

The fair value of each option grant under the Company’s Stock Option Plans is estimated on the date of grant using the fair value method and the following weighted average assumptions:

	Year Ended December 31,
	2003	2004	2005

Expected life (in years)	4	4	4
Risk-free interest rate	2.68%	2.81%	3.85%
Expected volatility	71%	52%	56%
Dividend yield	—	—	—

The weighted average fair value of options granted during 2003, 2004 and 2005 was $8.37, $5.47 and $8.00, respectively.

Note 7 —	Employee Stock Purchase Plan:

In April 2003, the Company adopted the Employee Stock Purchase Plan (the “Purchase Plan”) under which 500,000 shares have been reserved for issuance. The Purchase Plan permits purchases of common stock via payroll deductions. The maximum payroll deduction is 10% of the employee’s cash compensation. The first Purchase Plan

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cycle began February 1, 2004. The value of the shares purchased by any single employee in any calendar year may not exceed $25,000. The price of each share purchased was 85% of the lower of:

•	The fair market value per share of common stock on the first trading day of each offering period (which typically lasts 6 months); or

•	The fair market value per share of common stock on the first trading day on or subsequent to the last day of the offering period, if it falls on a weekend or Government holiday.

Through December 31, 2005, 126,076 shares had been purchased under the Purchase Plan and 373,924 remain available for future grants.

The Company does not recognize compensation cost related to employee purchase rights under the Purchase Plan in accordance with APB 25. The pro forma compensation cost estimated for the fair value of the employees’ purchase rights of approximately $400,000 for 2005 and $268,000 for 2004 has been included in the pro forma information included in Note 1.

The fair value of each purchase right under the Company’s Purchase Plan is estimated on the date of grant using the fair value method and the following weighted average assumptions:

	Year Ended December 31,
	2004	2005

Expected life (in years)	0.5	0.5
Risk-free interest rate	1.39%	2.93%
Expected volatility	52%	55%
Dividend yield	—	—

The weighted average fair value of purchase rights granted during 2004 and 2005 was $4.11 and $5.21, respectively.

Note 8 —	Segment Information, Operations by Geographic Area and Customer Concentration:

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. By this definition, the Company operates in one business segment, which comprises the development, marketing and sale of networking products for the small business and home markets. NETGEAR’s primary headquarters and a significant portion of its operations are located in the United States. The Company also conducts sales, marketing, customer service activities and certain distribution center activities through several small sales offices in Europe, Middle-East and Africa (EMEA) and Asia as well as outsourced distribution centers.

For reporting purposes revenue is attributed to each geography based on the geographic location of the customer. Net revenue by geography comprises gross revenue less such items as marketing incentives paid to customers, sales returns and price protection, which reduce gross revenue. In 2005, the Company refined its methodology for these items to allocate them on a specific identification basis to the geography to which they relate. Previously such amounts were allocated based on each geography’s gross revenue as a percentage of total gross revenue. Geographic revenue information for 2003 and 2004 has been revised to be consistent and comparable with the 2005 presentation resulting in decreases in previously reported amounts in the United States of $10.3 million and $18.8 million for 2003 and 2004, respectively, and increases in the United Kingdom of $3.5 million and $6.4 million, Germany of $2.5 million and $3.7 million, EMEA (excluding UK and Germany) of $2.4 million and $5.0 million, and Asia Pacific and rest of the world of $1.9 million and $3.7 million, for 2003 and 2004, respectively.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic information

Net revenue by geographic location is as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005

United States	$162,562	$186,836	$199,208
United Kingdom	38,987	60,585	76,456
Germany	36,902	51,304	52,869
EMEA (excluding UK and Germany)	31,959	47,726	70,626
Asia Pacific and rest of the world	28,892	36,688	50,451

	$299,302	$383,139	$449,610

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	December 31,
	2004	2005

United States	$3,215	$4,378
EMEA	38	42
Asia Pacific and rest of the world	326	282

	$3,579	$4,702

Customer Concentration (as a percentage of net revenue):

	Year Ended December 31,
	2003	2004	2005

Ingram Micro, Inc.	31%	27%	25%
Tech Data Corporation	15%	18%	17%

Note 9 —	Employee Benefit Plan:

In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. The Company contributes an amount equal to 50% of the employee contributions up to a maximum of $1,500 per calendar year per employee. The Company expensed $233,000, $279,000 and $361,000 related to the NETGEAR 401(k) Plan in the years ended December 31, 2003, 2004 and 2005, respectively.

QUARTERLY FINANCIAL DATA
(In thousands, except per share amounts)
(unaudited)

The following table presents unaudited quarterly financial information for each of the Company’s last eight quarters. This information has been derived from the Company’s unaudited financial statements and has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to state fairly the quarterly results.

	April 3, 2005	July 3, 2005	October 2, 2005	December 31, 2005

Net revenue	$108,952	$107,576	$111,317	$121,765
Gross profit	$35,881	$38,601	$39,099	$38,118
Provision for income taxes	$5,068	$4,944	$5,492	$5,363
Net income	$7,860	$8,301	$8,594	$8,868
Net income per share — basic	$0.25	$0.26	$0.26	$0.27
Net income per share — diluted	$0.24	$0.25	$0.25	$0.26

	March 28, 2004	June 27, 2004	October 3, 2004	December 31, 2004

Net revenue	$88,425	$88,372	$101,236	$105,106
Gross profit	$27,484	$28,357	$32,491	$34,489
Provision for income taxes	$2,758	$3,066	$3,718	$3,379
Net income	$4,150	$4,875	$5,876	$8,564
Net income per share — basic	$0.14	$0.16	$0.19	$0.27
Net income per share — diluted	$0.13	$0.15	$0.18	$0.26

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Design and evaluation of internal control over financial reporting.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management’s report is included with our Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

None.

PART III

Certain information required by Part III is incorporated herein by reference from our Proxy Statement related to our 2006 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this report.

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

(a) The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial Statement Schedule.

The following financial statement schedule of NETGEAR, Inc. for the fiscal years ended December 31, 2003, 2004 and 2005 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of NETGEAR, Inc.

Schedule II — Valuation and Qualifying Accounts
(In thousands)

	Balance at			Balance at
	Beginning of Year	Additions	Deductions	End of Year

Allowance for doubtful accounts:
Year ended December 31, 2003	873	513	(64)	1,322
Year ended December 31, 2004	1,322	371	(184)	1,509
Year ended December 31, 2005	1,509	(4)	(210)	1,295
Deferred tax asset valuation allowance:
Year ended December 31, 2003	9,173	599	(9,772)	—
Year ended December 31, 2004	—	—	—	—
Year ended December 31, 2005	—	—	—	—
Allowance for sales returns and product warranty:
Year ended December 31, 2003	12,304	27,459	(22,959)	16,804
Year ended December 31, 2004	16,804	30,863	(30,494)	17,173
Year ended December 31, 2005	17,173	37,533	(36,876)	17,830
Allowance for price protection:
Year ended December 31, 2003	3,052	11,603	(12,048)	2,607
Year ended December 31, 2004	2,607	14,939	(12,897)	4,649
Year ended December 31, 2005	4,649	11,828	(15,021)	1,456

(3) Exhibits.  The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K

Report on Form 8-K furnished on October 26, 2004 under Item 2.02 (Results of Operations and Financial Condition), regarding our financial results for the fiscal quarter ended October 2, 2005.

Report on Form 8-K furnished on November 22, 2005 under Item 1.01 (Entrance into Material Definitive Agreement), regarding the entrance into an employment agreement with Christine Gorjanc, our Vice President, Finance.

Report on Form 8-K furnished on November 25, 2005 under Item 1.01 (Entrance into Material Definitive Agreement), regarding our proposed settlement of the class action lawsuit entitled Zilberman v. NETGEAR, Civil Action CV021230.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 15th day of March 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick C.S. Lo Patrick C.S. Lo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/s/ Jonathan R. Mather Jonathan R. Mather	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ Ralph E. Faison Ralph E. Faison	Director	March 15, 2006

/s/ A. Timothy Godwin A. Timothy Godwin	Director	March 15, 2006

/s/ Jef Graham Jef Graham	Director	March 15, 2006

Signature	Title	Date

/s/ Linwood A. Lacy, Jr. Linwood A. Lacy, Jr.	Director	March 15, 2006

/s/ Gerald A. Poch Gerald A. Poch	Director	March 15, 2006

/s/ Gregory J. Rossmann Gregory J. Rossmann	Director	March 15, 2006

INDEX TO EXHIBITS

Exhibit
Number		Description

3.3		Amended and Restated Certificate of Incorporation of the registrant(1)
3.5		Bylaws of the registrant(1)
4.1		Form of registrant’s common stock certificate(1)
10.1		Form of Indemnification Agreement for directors and officers(1)
10.2		2000 Stock Option Plan and forms of agreements thereunder(1)
10.3		2003 Stock Plan and forms of agreements thereunder(1)
10.4		2003 Employee Stock Purchase Plan(1)
10.5		Employment Agreement, dated December 3, 1999, between the registrant and Patrick C.S. Lo(1)
10.7		Employment Agreement, dated August 10, 2001, between the registrant and Jonathan R. Mather(1)
10.8		Employment Agreement, dated December 9, 1999, between the registrant and Mark G. Merrill(1)
10.9		Employment Agreement, dated November 4, 2002, between the registrant and Michael F. Falcon(1)
10.10		Employment Agreement, dated January 6, 2003, between the registrant and Charles T. Olson(1)
10.11		Employment Agreement, dated October 18, 2004, between the registrant and Albert Y. Liu(2)
10.12		Employment Agreement, dated November 16, 2005, between the registrant and Christine Gorjanc(3)
10.13		Standard Office Lease, dated December 3, 2001, between the registrant and Dell Associates II-A, and First Amendment to Standard Office Lease, dated March 21, 2002(1)
10	.13.1	Second Amendment to Lease, dated June 30, 2004, between the registrant and Dell Associates II-A(4)
10	.14*	Distributor Agreement, dated March 1, 1997, between the registrant and Tech Data Product Management, Inc.(1)
10	.15*	Distributor Agreement, dated March 1, 1996, between the registrant and Ingram Micro Inc., as amended by Amendment dated October 1, 1996 and Amendment No. 2 dated July 15, 1998(1)
10	.24*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL, Logistics Americas, Ltd.(1)
10	.25*	Distribution Operation Agreement, dated April 27, 2001, between the registrant and Furness Logistics BV(1)
10	.26*	Distribution Operation Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited(1)
10.31		Severance Agreement and Release, effective as of November 12, 2004, between the registrant and Christopher Marshall(5)
10.32		Settlement Agreement and Release for Zilberman v. NETGEAR, Civil Action CV021230, effective as of November 22, 2005(6)
21.1		List of subsidiaries
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(c) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(c) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted as to certain portions of this Exhibit.

(1)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003.

(2)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 22, 2005 with the Securities and Exchange Commission.

(4)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.

(5)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.

(6)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 25, 2005 with the Securities and Exchange Commission.