Form 10-Q
period 2006-04-02
NETGEAR INC
filed 2006-05-12
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 2, 2006.

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 33,142,705 as of May 5, 2006.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 2,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$74,823	$90,002
Short-term investments	103,151	83,654
Accounts receivable, net	106,052	104,269
Inventories	44,884	51,873
Deferred income taxes	11,067	11,503
Prepaid expenses and other current assets	10,903	9,408

Total current assets	350,880	350,709
Property and equipment, net	5,535	4,702
Goodwill	558	558
Non-current deferred income taxes	552	328

Total assets	$357,525	$356,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,383	$38,912
Accrued employee compensation	5,470	7,743
Other accrued liabilities	59,404	66,279
Deferred revenue	7,667	4,304
Income taxes payable	5,684	3,055

Total current liabilities	109,608	120,293

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	206,393	204,754
Deferred stock-based compensation	—	(468)
Cumulative other comprehensive loss	(152)	(90)
Retained earnings	41,643	31,775

Total stockholders’ equity	247,917	236,004

Total liabilities and stockholders’ equity	$357,525	$356,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	April 2,	April 3,
	2006	2005
Net revenue	$127,259	$108,952
Cost of revenue (1)	82,711	73,071

Gross profit	44,548	35,881

Operating expenses:
Research and development (1)	4,532	2,917
Sales and marketing (1)	20,682	17,078
General and administrative (1)	4,423	3,675

Total operating expenses	29,637	23,670

Income from operations	14,911	12,211
Interest income	1,602	771
Other income (expense)	69	(54)

Income before income taxes	16,582	12,928
Provision for income taxes	6,714	5,068

Net income	$9,868	$7,860

Net income per share:
Basic	$0.30	$0.25

Diluted	$0.29	$0.24

Weighted average shares outstanding used to compute net income per share:
Basic	33,045	31,661

Diluted	34,091	33,280

(1) Stock-based compensation expense was allocated as follows:
Cost of revenue	$91	$38
Research and development	201	80
Sales and marketing	293	149
General and administrative	240	94

Total stock-based compensation expense	$825	$361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 2,	April 3,
	2006	2005
Cash flows from operating activities:
Net income	$9,868	$7,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	780	784
Accretion of purchase discounts on investments	(368)	(419)
Non-cash stock-based compensation	825	361
Excess tax benefit from exercise of stock options	34	955
Deferred income taxes	211	—
Changes in assets and liabilities:
Accounts receivable	(1,783)	3,651
Inventories	6,989	6,607
Prepaid expenses and other current assets	(1,495)	245
Accounts payable	(7,529)	(27,302)
Accrued employee compensation	(2,273)	(366)
Other accrued liabilities	(6,875)	(130)
Deferred revenue	3,363	1,582
Income taxes payable	2,629	2,543

Net cash provided by (used in) operating activities	4,376	(3,629)

Cash flows from investing activities:
Purchases of short-term investments	(45,190)	(31,034)
Proceeds from sale of short-term investments	26,000	22,050
Purchase of property and equipment	(1,614)	(1,095)

Net cash used in investing activities	(20,804)	(10,079)

Cash flows from financing activities:
Proceeds from exercise of stock options	378	1,203
Proceeds from issuance of common stock under employee stock purchase plan	518	462
Excess tax benefit from exercise of stock options	353	—

Net cash provided by financing activities	1,249	1,665

Net decrease in cash and cash equivalents	(15,179)	(12,043)
Cash and cash equivalents, at beginning of period	90,002	65,052

Cash and cash equivalents, at end of period	$74,823	$53,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Basis of Presentation
     NETGEAR, Inc. was incorporated in Delaware in January 1996. NETGEAR, Inc. together with its subsidiaries (collectively, “NETGEAR” or the “Company”) designs, develops and markets networking products that address the specific needs of small businesses and homes, enabling customers to share Internet access, peripherals, files and digital content and applications among multiple personal computers. The Company’s products include Ethernet networking products, broadband access products, and wireless networking connectivity products that are sold worldwide through distributors, traditional retailers, on-line retailers, direct marketing resellers, or DMRs, value added resellers, or VARs, and broadband service providers.
     The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at December 31, 2005 has been derived from audited financial statements at such date. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Certain reclassifications have been made to prior period reported amounts to conform to the current period presentation.
     The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended April 2, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Other than the Stock-based Compensation accounting policy below, the Company’s significant accounting policies have not materially changed during the three months ended April 2, 2006.
     Stock-based Compensation
     Effective January 1, 2006, NETGEAR adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 3 for a further discussion on stock-based compensation.
2. Recent Accounting Pronouncements
     There have been no material changes to the recent pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
3. Stock-based Compensation
     At April 2, 2006, the Company had three stock-based employee compensation plans as described below. The total compensation expense related to these plans was $825,000 for the three months ended April 2, 2006. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.
     Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for the first quarter of fiscal 2006 also includes stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     The Company recognizes these compensation costs net of the estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate for the first quarter of fiscal 2006 based on its historical experience during the preceding five fiscal years.
     As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three months ended April 2, 2006 was $663,000 and $574,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended April 2, 2006 was $0.02 per share. Total stock-based compensation cost capitalized in inventory was less than $0.1 million for the three months ended April 2, 2006.
     In addition, prior to the adoption of SFAS 123R, the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, “as if” windfall tax benefits (the tax deductions in excess of the compensation cost that would increase the pool of windfall tax benefits) are classified as financing cash flows, with the remaining excess tax benefit classified as operating cash flows. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Prior period cash flows are not reclassified to reflect this new requirement. In addition, total cash flow is not impacted as a result of this new requirement.

     The pro forma table below reflects net earnings and basic and diluted net earnings per share for the first quarter of fiscal 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

Three Months Ended
April 3,
2005
Net income, as reported	$7,860
Add:
Employee stock-based compensation included in reported net income	361
Less:
Total employee stock-based compensation determined under fair value method, net of taxes (1)	(3,703)

Adjusted net income	$4,518

Basic net income per share:
As reported	$0.25

Pro forma	$0.14

Diluted net income per share:
As reported	$0.24

Pro forma	$0.14

(1)	Of the 595,600 options granted during the quarter ended April 3, 2005, 515,650 were sales-restricted options that vested immediately on grant, with an aggregate fair value of $2.7 million, net of taxes.
     As of April 2, 2006, the Company has the following share-based compensation plans:
2000 Stock Option Plan
     In April 2000, the Company adopted the 2000 Stock Option Plan (the “Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees, directors and consultants. 7,350,000 shares of Common Stock have been reserved for issuance under the Plan.
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
2003 Stock Plan
     In April 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2003 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees, directors and consultants. The Company has reserved 750,000 shares of Common Stock plus any shares which were reserved but not issued under the Company’s 2000 Stock Option Plan as of the date of the approval of the 2003 Plan. The number of shares which were reserved but not issued under the Company’s 2000 Stock Option Plan that were transferred to the Company’s 2003 Stock Plan were 615,290, which when combined with the shares reserved for the Company’s 2003 Plan give a total of 1,365,290 shares reserved under the Company’s 2003 Plan as of the date of transfer. Any options cancelled under either the 2000 Stock Option Plan or the 2003 Stock Plan are returned to the pool available for grant. As of April 2, 2006, 57,737 shares were reserved for future grants under the Company’s 2003 Stock Plan.

     Options under the 2003 Plan may be granted for periods of up to ten years and at prices no less than the estimated fair value of the common stock on the date of grant as determined by the closing sales price for such stock as quoted on any established stock exchange or a national market system, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the shares on the date of grant and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. To date, options granted generally vest over four years, the first tranche at the end of twelve months and the remaining options vesting monthly over the remaining three years. In fiscal 2005, certain options granted under the 2003 Plan immediately vested and were exercisable on the date of grant, and the shares underlying such options were subject to a resale restriction which expires at a rate of 25% per year.
Employee Stock Purchase Plan
     The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Prior to January 1, 2006, employees were able to purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. As of January 1, 2006, the Company changed the ESPP such that employees will purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is now determined at the purchase date and there is no longer a look-back period, the Company recognizes the expense based on the 15% discount at purchase. For the first quarter of fiscal 2006, ESPP compensation expense was $72,000.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the historical volatility on the Company stock as well as the historical volatility of certain of the Company industry peers’ stock:

	Stock Options		ESPP
	Three Months Ended		Three Months Ended
	April 2,	April 3,	April 3,
	2006	2005	2005
Expected life (in years)	5.0	4.0	0.5
Risk-free interest rate	4.50%	3.63%	2.70%
Expected volatility	66%	55%	55%
Dividend yield	—	—	—
Weighted average fair value of grants	$10.70	$7.10	$4.76
     Options outstanding under the stock option plans as of December 31, 2005 and changes during the three months ended April 2, 2006 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in thousands)
Options outstanding at December 31, 2005	3,673,687	$10.49
Options granted	58,700	18.18
Options exercised	(82,341)	4.59
Options cancelled	(6,820)	14.80

Options outstanding at April 2, 2006	3,643,226	$10.74	6.78	$30,115

Options exercisable at April 2, 2006	2,984,392	$10.00	6.45	$26,887

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 2, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended April 2, 2006 was $1.1 million. Total fair value of options expensed was $623,000, net of tax, for the three months ended April 2, 2006.
     As of April 2, 2006, $4.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.06 years.
     Cash received from option exercises for the first three months ended April 2, 2006 was $378,000. The actual excess tax benefit realized for the tax deduction from option exercises of the stock-based compensation awards totaled $387,000 for the three months ended April 2, 2006.
4. Product Warranties
     The Company provides for estimated future warranty obligations upon product delivery based on historical experience and the Company’s judgment regarding anticipated rates of warranty claims. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2006	2005
Balance as of beginning of the period	$11,845	$10,766
Provision for warranty liability for sales made during the period	9,379	5,764
Settlements made during the period	(8,610)	(5,769)

Balance at end of period	$12,614	$10,761

5. Shipping and Handling Fees and Costs
     The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.1 million for the three months ended April 2, 2006 and $1.4 million for the three months ended April 3, 2005.
6. Balance Sheet Components
     Accounts receivable, net:

	April 2,	December 31,
	2006	2005
	(In thousands)
Gross accounts receivable	$113,977	$113,005

Less: Allowance for doubtful accounts	(1,333)	(1,295)
Allowance for sales returns	(5,034)	(5,985)
Allowance for price protection	(1,558)	(1,456)

Total allowances	(7,925)	(8,736)

Accounts receivable, net	$106,052	$104,269

     Inventories:

	April 2,	December 31,
	2006	2005
	(In thousands)
Finished goods	$44,884	$51,873

     Other accrued liabilities:

	April 2,	December 31,
	2006	2005
	(In thousands)
Sales and marketing programs	$31,948	$39,126
Warranty obligation	12,614	11,845
Outsourced engineering costs	1,623	1,732
Freight	6,297	5,814
Other	6,922	7,762

Other accrued liabilities	$59,404	$66,279

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
     Net income per share for the three months ended April 2, 2006 and April 3, 2005 are as follows (in thousands, except per share data):

	Three Months Ended
	April 2,	April 3,
	2006	2005
Net income (numerator)	$9,868	$7,860

Weighted average shares outstanding:
Basic	33,045	31,661
Options	1,046	1,619

Total diluted	34,091	33,280

Basic net income per share	$0.30	$0.25

Diluted net income per share	$0.29	$0.24

     Anti-dilutive outstanding common stock options amounting to 856,641 and 326,686 were excluded from the weighted average shares outstanding for the three months ended April 2, 2006 and April 3, 2005, respectively.
8. Segment Information, Operations by Geographic Area and Significant Customers
     Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company operates in one business segment, which comprises the development, marketing and sale of networking products for the small business and home markets. NETGEAR’s headquarters and a significant portion of its operations are located in the United States. The Company also conducts sales, marketing customer service activities and certain distribution center activities through several small sales offices in Europe, Middle-East and Africa (EMEA) and Asia as well as outsourced distribution centers.

     For reporting purposes revenue is attributed to each geography based on the geographic location of the customer. Net revenue by geography comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per Emerging Issues Task Force (“EITF”) Issue No. 01-9, sales returns and price protection, which reduce gross revenue. In 2005, the Company refined its methodology for these items to allocate them on a specific identification basis to the geography to which they relate. Previously such amounts were allocated based on each geography’s gross revenue as a percentage of total gross revenue. Geographic revenue information for the three months ended April 3, 2005 has been revised to be consistent and comparable with the presentation of geographic revenue for the three months ended April 2, 2006. This revision resulted in decreases in previously reported amounts in the United States of $9.0 million, and increases in the United Kingdom of $3.3 million, Germany of $1.4 million, EMEA (excluding UK and Germany) of $2.3 million, and Asia Pacific and rest of the world of $2.0 million, for the three months ended April 3, 2005.
     Net revenue by geographic location is as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2006	2005
United States	$56,382	$42,110
United Kingdom	20,156	22,643
Germany	15,179	13,674
EMEA (excluding UK and Germany)	21,453	17,704
Asia Pacific and rest of the world	14,089	12,821

	$127,259	$108,952

     Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2006	2005
United States	$5,151	$3,561
EMEA	133	60
Asia Pacific and rest of the world	251	269

	$5,535	$3,890

     Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended
	April 2,	April 3,
	2006	2005
Ingram Micro, Inc.	24%	28%
Tech Data Corporation	17%	17%
All others individually less than 10% of net revenue	59%	55%

	100%	100%

9. Commitments and Contingencies
Purchase Commitments
     The Company enters into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At April 2, 2006, the Company had approximately $67.2 million in non-cancelable purchase commitments with suppliers.

Indemnification
     The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has Director and Officer insurance that limits its exposure and enables it to recover a portion of any future amounts paid. To date the Company has not received any claims. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 2, 2006.
     In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes that it has recourse to its suppliers and vendors in the event amounts are required to be paid to settle lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 2, 2006.
Litigation and Other Legal Matters
Zilberman v. NETGEAR
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
     In March 2006, the Company received final court approval for the proposed settlement, which will be effective as of May 26, 2006. The Company recorded a charge of $802,000 relating to this proposed settlement during the year ended December 31, 2005.
NETGEAR v. CSIRO
     In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (CSIRO), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of the Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a and 802.11g wireless LAN standards infringe its patent. This action is in the preliminary motion stage and no trial date has been set.
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
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.
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
     Our products are sold through multiple sales channels worldwide, including traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and, broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, CompUSA, Costco, Fry’s Electronics, Radio Shack, Staples, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), and FNAC (France). Online retailers include Amazon.com, Newegg.com and Buy.com. Our direct market resellers include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as Comcast, Charter Communications and Time-Warner Cable, in domestic markets and AOL (UK), Telewest/NTL (UK), Tele Denmark, and Telstra (Australia) internationally. Some of these retailers and resellers purchase directly from us while most are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.
     Our net revenue grew 16.8% during the quarter ended April 2, 2006. The increase in revenue was especially attributable to increased gross shipments of our products in our home networking product categories, including the new RangeMax and Storage Central products, continued strength in G and Super-G routers, and expanded sales of Powerline networking products. Additionally, marketing expenses that are classified as contra-revenue grew at a slower rate than overall gross sales, which further contributed to the increased net revenue.

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
     Our gross margin improved to 35.0% for the quarter ended April 2, 2006, from 32.9% for the quarter ended April 3, 2005. This increase was due primarily to our product costs decreasing relatively more quickly than sales prices, offset by increases in costs associated with freight and other costs related to product packaging conversions between country-specific versions. Operating expenses for the quarter ended April 2, 2006 were $29.6 million or 23.3% of net revenue and $23.7 million or 21.7% of net revenue for the quarter ended April 3, 2005.
     Net income increased $2.0 million, or 25.5%, to $9.9 million for the quarter ended April 2, 2006, from $7.9 million for the quarter ended April 3, 2005. This increase was primarily due to an increase in gross profit of $8.6 million and an increase in interest income of $831,000, offset by an increase in operating expenses of $5.9 million and an increase in provision for income taxes of $1.6 million.

Results of Operations
     The following table sets forth the consolidated statements of operations and the percentage change for the three months ended April 2, 2006, with the comparable reporting period in the preceding year.

	Three Months Ended
	April 2,	Percentage	April 3,
	2006	Change	2005
	(In thousands, except percentage data)
Net revenue	$127,259	16.8%	$108,952
Cost of revenue	82,711	13.2	73,071

Gross profit	44,548	24.2	35,881

Operating expenses:
Research and development	4,532	55.4	2,917
Sales and marketing	20,682	21.1	17,078
General and administrative	4,423	20.4	3,675

Total operating expenses	29,637	25.2	23,670

Income from operations	14,911	22.1	12,211
Interest income	1,602	107.8	771
Other income (expense)	69	(227.8)	(54)

Income before income taxes	16,582	28.3	12,928
Provision for income taxes	6,714	32.5	5,068

Net income	$9,868	25.5%	$7,860

     The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	April 2,	April 3,
	2006	2005
Net revenue	100%	100%

Cost of revenue	65.0	67.1

Gross margin	35.0	32.9

Operating expenses:
Research and development	3.6	2.7
Sales and marketing	16.2	15.7
General and administrative	3.5	3.3

Total operating expenses	23.3	21.7

Income from operations	11.7	11.2
Interest income	1.3	0.7
Other income (expense)	0.0	0.0

Income before income taxes	13.0	11.9
Provision for income taxes	5.2	4.7

Net income	7.8%	7.2%

Quarter Ended April 2, 2006 Compared to Quarter Ended April 3, 2005
Net Revenue

	Three Months Ended
	April 2,	Percentage	April 3,
	2006	Change	2005
	(In thousands, except percentage data)
Net revenue	$127,259	16.8%	$108,952
     Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9 and net changes in deferred revenue.
     Net revenue increased $18.3 million, or 16.8%, to $127.3 million for the quarter ended April 2, 2006, from $109.0 million for the quarter ended April 3, 2005. The increase in revenue was especially attributable to increased gross shipments of our products in home networking product categories. More specifically, our new RangeMax family of products drove growth in the home wireless router category, enhanced by continued strength in our G and Super G product families. Increasing market demand for new products such as our Storage Central and our Powerline products contributed significantly to home network revenue growth. Our revenue also experienced growth due to the initial stocking of Radio Shack during the first quarter of 2006, a new retailer of our products.
     Marketing expenses that are classified as contra-revenue grew at a slower rate than overall gross sales, which further contributed to the increased net revenue.
     In the quarter ended April 2, 2006, net revenue generated within North America, EMEA and Asia Pacific was 44.3%, 44.6% and 11.1%, respectively, of the Company’s total net revenue. The comparable net revenue for the quarter ended April 3, 2005 was 38.6%, 49.6% and 11.8%, respectively, of the Company’s total net revenue. The increase in net revenue over the prior year comparable quarter for each region was 33.9%, 5.1% and 9.9%, respectively. The EMEA increase was due to growth in Germany, Belgium, and

Italy, offset by decreased sales in the United Kingdom and France. The Asia Pacific increase was primarily due to growth in the China and India markets from the prior year comparable quarter.
Cost of Revenue and Gross Margin

	Three Months Ended
	April 2,	Percentage	April 3,
	2006	Change	2005
	(In thousands, except percentage data)
Cost of revenue	$82,711	13.2%	$73,071
Gross margin percentage	35.0%		32.9%
     Cost of revenue consists primarily of the following: the cost of finished products from our third-party contract manufacturers; overhead costs including purchasing, product planning, inventory control, warehousing and distribution logistics; and freight, warranty costs associated with returned goods and write-downs for excess and obsolete inventory. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including sales returns, changes in net revenues due to changes in average selling prices, end-user customer rebates and other sales incentives, and changes in our cost of goods sold due to fluctuations in warranty and overhead costs, prices paid for components, net of vendor rebates, freight-in, conversion costs, and charges for excess or obsolete inventory and transitions from older to newer products.
     Cost of revenue increased $9.6 million, or 13.2%, to $82.7 million for the quarter ended April 2, 2006, from $73.1 million for the quarter ended April 3, 2005. In addition, our gross margin improved to 35.0% for the quarter ended April 2, 2006, from 32.9% for the quarter ended April 3, 2005. This 2.1 percent increase was due primarily to our product costs decreasing relatively more quickly than sales prices. We have had continued success in obtaining cost reductions from vendors and manufacturers, and have experienced relative slowing in the decrease of average selling prices. Additionally, we are successfully pursuing and obtaining more vendor rebates, and are taking advantage of prompt pay discounts, which further offsets our production costs. These improvements in gross margin were partially offset by increases in costs associated with freight and other costs related to product packaging conversions between country-specific versions.
Operating Expenses
Research and Development

	Three Months Ended
	April 2,	Percentage	April 3,
	2006	Change	2005
	(In thousands, except percentage data)
Research and development expense	$4,532	55.4%	$2,917
Percentage of net revenue	3.6%		2.7%
     Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, tooling design costs, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes and other consulting fees, and product certification fees paid to third parties. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to enhance our ability to introduce innovative and easy to use products. We expect to continue to add additional employees in our research and development department. In the future we believe that research and development expenses will increase in absolute dollars as we expand into new networking product technologies, enhance the ease-of-use of our products, and broaden our core competencies.
     Research and development expenses increased $1.6 million, or 55.4%, to $4.5 million for the quarter ended April 2, 2006, from $2.9 million for the quarter ended April 3, 2005. The increase was primarily due to increased salary and related payroll expenses of $612,000 resulting from research and development related headcount growth, as well as a $699,000 increase in certification, tooling, and other development costs related to new product introductions and existing product redesigns. Employee headcount increased by

28% to 55 employees as of April 2, 2006 as compared to 43 employees as of April 3, 2005, driven by the global expansion of our research and development capabilities including additional focus on the broadband service provider market. Additionally, stock-based compensation expense increased $121,000 to $201,000 for the quarter ended April 2, 2006, from $80,000 for the quarter ended April 3, 2005, as a result of the adoption of SFAS 123R.
Sales and Marketing

	Three Months Ended
	April 2,	Percentage	April 3,
	2006	Change	2005
	(In thousands, except percentage data)
Sales and marketing expense	$20,682	21.1%	$17,078
Percentage of net revenue	16.2%		15.7%
     Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff, product marketing expenses and technical support expenses. We believe that maintaining and building brand awareness is key to both net revenue growth and maintaining our gross margin. We also believe that maintaining widely available and high quality technical support is key to building and maintaining brand awareness. Accordingly, we expect sales and marketing expenses to increase in absolute dollars in the future, related to the planned growth of our business.
     Sales and marketing expenses increased $3.6 million, or 21.1%, to $20.7 million for the quarter ended April 2, 2006, from $17.1 million for the quarter ended April 3, 2005. Of this increase, $1.1 million was due to outside service fees related to customer service and tech support. In addition, salary and payroll related expenses increased by $698,000 as a result of sales and marketing related headcount growth. Employee headcount increased from 128 employees as of April 3, 2005 to 165 employees as of April 2, 2006. More specifically, 31 of the 37 incremental employees relate to expansion in EMEA and APAC, where sales and marketing employee headcount grew 27% and 68%, respectively. We continue to expand our geographic market presence with investments in sales resources. Outbound freight also increased $650,000, reflecting our higher sales volume. We also incurred a $602,000 increase in advertising, travel, and promotion expenses, including an expanded presence at the CeBIT trade show. Additionally, stock-based compensation expense increased $144,000 to $293,000 for the quarter ended April 2, 2006, from $149,000 for the quarter ended April 3, 2005, as a result of the adoption of SFAS 123R.
General and Administrative

	Three Months Ended
	April 2,	Percentage	April 3,
	2006	Change	2005
	(In thousands, except percentage data)
General and administrative expense	$4,423	20.4%	$3,675
Percentage of net revenue	3.5%		3.3%
     General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for bad debts, and other corporate expenses. We expect general and administrative costs to increase in absolute dollars related to the growth of the business as well as to fund the continued set up of our Ireland international operations center throughout 2006 to support our growing international business.
     General and administrative expenses increased $748,000, or 20.4%, to $4.4 million for the quarter ended April 2, 2006, from $3.7 million for the quarter ended April 3, 2005. The increase was primarily due to increased salary and payroll related expenses of $758,000, partially offset by decreased fees for outside professional services. The increase in salary and payroll related expenses resulted from an increase in general and administrative related headcount, particularly in the finance area to support an increase in transactional processing due to increased revenue. Employee headcount increased by 19% to 57 employees as of April 2, 2006 compared to 48 employees as of April 3, 2005. Additionally, stock-based compensation expense increased $146,000 to $240,000 for the quarter ended April 2, 2006, from $94,000 for the quarter ended April 3, 2005, as a result of the adoption of SFAS 123R.

Interest Income and Other Income (Expense)

	Three Months Ended
	April 2,	April 3,
	2006	2005
	(In thousands)
Interest income and other income (expense)
Interest income	$1,602	$771
Other income (expense)	69	(54)

Total interest income and other income (expense)	$1,671	$717

     Interest income represents amounts earned on our cash, cash equivalents and short-term investments.
     Other income (expense) primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.
     Interest income increased $831,000, or 107.8%, to $1.6 million for the quarter ended April 2, 2006, from $771,000 for the quarter ended April 3, 2005. The increase in interest income was a result of an increase in cash, cash equivalents and short-term investments, as well as an increase in the average interest rate earned in the first quarter of 2006 as compared to the first quarter of 2005.
     Other income (expense) increased $123,000 to income of $69,000 for the quarter ended April 2, 2006, from an expense of ($54,000) for the quarter ended April 3, 2005. The income of $69,000 was primarily attributable to a foreign exchange gain experienced in the quarter ending April 2, 2006 due to the weakening of the U.S. dollar against the Euro, Great British Pound and Australian dollar, combined with us invoicing some of our international customers in foreign currencies, including the Euro, Great British Pound and Australian dollar, during the quarter.
Provision for Income Taxes
     The provision for income taxes increased $1.6 million, to $6.7 million for the quarter ended April 2, 2006, from $5.1 million for the quarter ended April 3, 2005. The effective tax rate was approximately 40.5% for the quarter ended April 2, 2006 and approximately 39.2% for the quarter ended April 3, 2005. The effective tax rate for both periods differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses.
Net Income
     Net income increased $2.0 million, or 25.5%, to $9.9 million for the quarter ended April 2, 2006, from $7.9 million for the quarter ended April 3, 2005. This increase was primarily due to an increase in gross profit of $8.6 million and an increase in interest income of $831,000, offset by an increase in operating expenses of $5.9 million and an increase in provision for income taxes of $1.6 million.
Liquidity and Capital Resources
     As of April 2, 2006, we had cash, cash equivalents and short-term investments totaling $178.0 million. Short-term investments accounted for $103.2 million of this balance.
     Our cash and cash equivalents balance decreased from $90.0 million as of December 31, 2005 to $74.8 million as of April 2, 2006. Operating activities during the three months ended April 2, 2006 provided cash of $4.4 million. Investing activities during the three months ended April 2, 2006 used $20.8 million primarily for the net purchase of short-term investments of $19.2 million, and purchases of property and equipment amounting to $1.6 million. During the three months ended April 2, 2006, financing activities provided $1.2 million, resulting from the issuance of common stock related to stock option exercises and our employee stock purchase program as well as the excess tax benefit from exercise of stock options.
     Our days sales outstanding remained unchanged at 77 days as of December 31, 2005 and April 2, 2006.
     Our accounts payable decreased from $38.9 million at December 31, 2005 to $31.4 million at April 2, 2006. The decrease of $7.5 million is due to the timing of purchases and the Company’s decision to take advantage of favorable discounts upon prompt payment.

     Inventory decreased by $7.0 million from $51.9 million at December 31, 2005 to $44.9 million at April 2, 2006. In the quarter ended April 2, 2006 we experienced annual inventory turns of approximately 7.4, up from approximately 6.5 in the quarter ended December 31, 2005.
     We lease office space and equipment under non-cancelable operating leases with various expiration dates through December 2010. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.
     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At April 2, 2006, we had approximately $67.2 million in non-cancelable purchase commitments with suppliers.
Contractual Obligations and Off-Balance Sheet Arrangements
     The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of April 2, 2006 (in thousands):

	Less than	1 - 3	3 - 5
Contractual Obligations	1 Year	Years	Years	Total
Operating leases	$1,950	$1,931	$292	$4,173
Purchase obligations	67,188	—	—	67,188

	$69,138	$1,931	$292	$71,361

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
Critical Accounting Policies and Estimates
     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. Other than the Stock-based Compensation accounting policy below, our critical accounting policies have not materially changed during the three months ended April 2, 2006.
     Stock-based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

     Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3 of the notes to unaudited condensed consolidated financial statements in the Form 10-Q for a further discussion on stock-based compensation.
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
     We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. In the second quarter of 2005 we began to invoice some of our international customers in foreign currencies including but not limited to, the Euro, Great Britain Pound, Japanese Yen and the Australian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies. As of April 2, 2006, we had net receivables in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after tax positive or negative impact of $1.4 million to net income at April 2, 2006.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
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
     Zilberman v. NETGEAR
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
     In March 2006, we received final court approval for the proposed settlement, which will be effective as of May 26, 2006. We recorded a charge of $802,000 relating to this proposed settlement during the year ended December 31, 2005.
     NETGEAR v. CSIRO
     In May 2005, we filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (CSIRO), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of our products. CSIRO had asserted that our wireless networking products implementing the IEEE 802.11a and 802.11g wireless LAN standards infringe its patent. This action is in the preliminary motion stage and no trial date has been set.
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
Item 1A. Risk Factors.
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
     We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. Our principal competitors in the small business market include 3Com Corporation, Allied Telesyn International, Dell Computer Corporation, D-Link Systems, Inc., Hewlett-Packard Company, the Linksys division of Cisco Systems and Nortel Networks. Our principal competitors in the home market include Belkin Corporation, D-Link and the Linksys division of Cisco Systems. Our principal competitors in the broadband service provider market include AARIS Group, Inc., Motorola, Inc., Scientific Atlanta, a Cisco company, Thomson Corporation and Terayon Communications Systems, Inc. Other current and potential competitors include numerous local vendors such as Siemens Corporation, and AVM in Europe, Corega International SA, Melco, Inc./Buffalo Technology in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products.
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
     If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the costs of transporting product via boat, a preferred method, and suffering a corresponding decline in gross margins. During the fourth quarter of 2005, we had a shift in our demand forecast which resulted in lower than expected revenues due to our inability to ship to the revised forecast and incurred additional charges in excess of planned expenditures due to shipping products by air freight to attempt to mitigate the change in demand.
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
If we fail to successfully overcome the challenges associated with profitably growing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.
     We face a number of challenges associated with penetrating the broadband service provider channel that differ from what we have traditionally faced with the other channels. These challenges include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customer service and support demands, competition from established suppliers, pricing pressure resulting in lower gross margins, and our general inexperience in selling to service providers. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Any slowdown in the general economy, over capacity, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.
We are exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could harm our financial results and cash flows.
     Although the majority of our international sales are currently invoiced in United States dollars, we have implemented and continue to implement for certain countries both invoicing and payment in foreign currencies. Recently, we have experienced currency exchange losses, and our exposure to losses in foreign currency transactions will likely increase. We currently do not engage in any currency hedging transactions. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declined in value relative to a local currency, we could be required to pay more in U.S. dollar terms for our expenditures in that market, including salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, we may lose customers if exchange rate fluctuations, currency devaluations or economic crises increase the local currency prices of our products or reduce our customers’ ability to purchase products.
Rising oil prices, unfavorable economic conditions, particularly in Western Europe, and turmoil in the international geopolitical environment may adversely affect our operating results.
     We derive a significant percentage of our revenues from international sales, and a deterioration in global economic and market conditions, particularly in Western Europe, may result in reduced product demand, increased price competition and higher excess inventory levels. Turmoil in the global geopolitical environment, including the ongoing tensions in Iraq and the Middle East, have pressured and continue to pressure global economies. In addition, rising oil prices may result in a reduction in consumer spending and an increase in freight costs to us. If the global economic climate does not improve, our business and operating results will be harmed.
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
     The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. For example, in the second half of 2004, ports on the U.S. West Coast experienced and continue to experience higher than usual shipping traffic, resulting in congestion and delays in our product shipment schedules. Labor disputes among freight carriers are common, especially in EMEA, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. Since September 11, 2001, the rate of inspection of international freight by governmental entities has substantially increased, and has become increasingly unpredictable. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue. In addition, if the recent increases in fuel prices were to continue, our transportation costs would likely further increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using air freight to meet unexpected spikes in demand or to bring new product introductions to market quickly. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.
We rely on a limited number of wholesale distributors for most of our sales, and if they refuse to pay our requested prices or reduce their level of purchases, our net revenue could decline.
     We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the first quarter ended April 2, 2006, sales to Ingram Micro and its affiliates accounted for 24% of our net revenue and sales to Tech Data and its affiliates accounted for 17% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.
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
     Our future success depends in large part upon the continued services of our key technical, sales, marketing and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. In April 2006, Jonathan R. Mather, our Executive Vice President and Chief Financial Officer, informed us of his intent to leave the company at the end of October, 2006, to pursue other opportunities. If we are unable to timely hire a replacement Chief Financial Officer prior to Mr. Mather’s planned departure, we may not be able to ensure a smooth transition. All of our executive officers or key employees are at will employees, and we do not maintain any key person life insurance policies. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of the small business and home markets.
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
Date: May 12, 2006

Exhibit Index

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer