Form 10-Q
period 2006-07-02
NETGEAR INC
filed 2006-08-11
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 2, 2006.

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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 33,409,993 as of August 4, 2006.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 2,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$51,620	$90,002
Short-term investments	107,260	83,654
Accounts receivable, net	105,993	104,269
Inventories	69,322	51,873
Deferred income taxes	11,599	11,503
Prepaid expenses and other current assets	13,657	9,408

Total current assets	359,451	350,709
Property and equipment, net	6,826	4,702
Goodwill	558	558
Other non-current assets	1,025	328

Total assets	$367,860	$356,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,263	$38,912
Accrued employee compensation	7,675	7,743
Other accrued liabilities	56,054	66,279
Deferred revenue	6,882	4,304
Income taxes payable	1,131	3,055

Total current liabilities	105,005	120,293

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	211,489	204,754
Deferred stock-based compensation	—	(468)
Cumulative other comprehensive loss	(145)	(90)
Retained earnings	51,478	31,775

Total stockholders’ equity	262,855	236,004

Total liabilities and stockholders’ equity	$367,860	$356,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Net revenue	$130,738	$107,576	$257,997	$216,528
Cost of revenue (1)	85,361	68,975	168,072	142,046

Gross profit	45,377	38,601	89,925	74,482

Operating expenses:
Research and development (1)	3,989	3,280	8,521	6,197
Sales and marketing (1)	22,740	18,298	43,422	35,376
General and administrative (1)	4,991	3,895	9,414	7,570

Total operating expenses	31,720	25,473	61,357	49,143

Income from operations	13,657	13,128	28,568	25,339
Interest income	1,739	897	3,341	1,668
Other income (expense)	852	(780)	921	(834)

Income before income taxes	16,248	13,245	32,830	26,173
Provision for income taxes	6,413	4,944	13,127	10,012

Net income	$9,835	$8,301	$19,703	$16,161

Net income per share:
Basic	$0.30	$0.26	$0.59	$0.51

Diluted	$0.29	$0.25	$0.57	$0.48

Weighted average shares outstanding used to compute net income per share:
Basic	33,251	32,146	33,147	31,901

Diluted	34,484	33,716	34,293	33,480

(1) Stock-based compensation expense was allocated as follows:
Cost of revenue	$102	$38	$193	$76
Research and development	193	73	394	153
Sales and marketing	303	124	596	273
General and administrative	413	89	653	183
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 2,	July 3,
	2006	2005
Cash flows from operating activities:
Net income	$19,703	$16,161
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,656	1,559
Accretion of purchase discounts on investments	(872)	(691)
Non-cash stock-based compensation	1,836	685
Income tax benefit associated with stock option exercises	1,199	4,272
Excess tax benefit from stock-based compensation	(998)	—
Deferred income taxes	(593)	(948)
Changes in assets and liabilities:
Accounts receivable	(1,724)	4,221
Inventories	(17,449)	9,451
Prepaid expenses and other current assets	(4,249)	624
Accounts payable	(5,649)	(30,314)
Accrued employee compensation	(68)	449
Other accrued liabilities	(10,225)	(1,342)
Deferred revenue	2,578	529
Income taxes payable	(1,924)	(2,741)

Net cash provided by (used in) operating activities	(16,779)	1,915

Cash flows from investing activities:
Purchases of short-term investments	(87,638)	(53,912)
Proceeds from sale of short-term investments	64,850	56,813
Purchase of property and equipment	(3,781)	(2,312)
Payments made in connection with business acquisition	(200)	—

Net cash provided by (used in) in investing activities	(26,769)	589

Cash flows from financing activities:
Proceeds from exercise of stock options	3,068	5,660
Proceeds from issuance of common stock under employee stock purchase plan	1,100	1,036
Excess tax benefit from stock-based compensation	998	—

Net cash provided by financing activities	5,166	6,696

Net increase (decrease) in cash and cash equivalents	(38,382)	9,200
Cash and cash equivalents, at beginning of period	90,002	65,052

Cash and cash equivalents, at end of period	$51,620	$74,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and Summary of Significant Accounting Policies
     NETGEAR, Inc. was incorporated in Delaware in January 1996. NETGEAR, Inc. together with its subsidiaries (collectively, “NETGEAR” or the “Company”) designs, develops and markets networking products that address the specific needs of small businesses and homes, enabling users to share Internet access, peripherals, files and digital content and applications among multiple personal computers. The Company’s products include Ethernet networking products, broadband access products, and wireless networking connectivity products that are sold worldwide through distributors, traditional retailers, on-line retailers, direct marketing resellers, or DMRs, value added resellers, or VARs, and broadband service providers.
     The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at December 31, 2005 has been derived from audited financial statements at such date. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Certain reclassifications have been made to prior period reported amounts to conform to the current period presentation. These changes had no impact on stockholders’ equity, previously reported net income or the net change in cash and cash equivalents.
     The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six months ended July 2, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
  Cash and cash equivalents
     The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.
  Short-term investments
     Short-term investments comprise marketable securities that consist of government securities with an original maturity or a remaining maturity at the time of purchase, of greater than three months and less than twelve months. All marketable securities are held in the Company’s name with two high quality financial institutions, who act as the Company’s custodians and investment managers. All of the Company’s marketable securities are classified as available-for-sale securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Investments in Debt and Equity Securities” and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity.
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
Concentration of credit risk
     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company believes that there is minimal credit risk associated with the investment of its cash and cash equivalents and short-term investments, due to the high quality financial institutions which manage the Company’s investments and the restrictions placed on the type of investment that can be entered into under the Company’s investment policy.
     The Company’s customers are primarily distributors, retailers and broadband service providers who sell the products to a large group of end users. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company regularly performs credit evaluations of the Company’s customers’ financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect customers’ ability to pay. The allowance for doubtful accounts is reviewed monthly and adjusted if necessary based on management’s assessments of customers’ ability to pay. If the financial condition of customers should deteriorate, additional allowances may be required, which could have an adverse impact on operating expenses.
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

	Six Months Ended
	July 2,	July 3,
	2006	2005
Balance as of beginning of the period	$11,845	$10,766
Provision for warranty liability for sales made during the period	17,273	10,368
Settlements made during the period	(15,965)	(11,011)

Balance at end of period	$13,153	$10,123

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
     In addition to warranty-related returns, certain distributors and retailers generally have the right to return product for stock rotation purposes. Every quarter, stock rotation rights are generally limited to 10% of invoiced sales to the distributor or retailer in the prior quarter. Upon shipment of the product, the Company reduces revenue for an estimate of potential future product warranty and stock rotation returns related to the current period product revenue. Management analyzes historical returns, channel inventory levels, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the allowance for sales returns, namely warranty and stock rotation returns. Revenue on shipments is also reduced for estimated price protection and sales incentives deemed to be contra-revenue under Emerging Issues Task Force (“EITF”) Issue No. 01-9.
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

No. 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of revenue or disclosed in the notes to the consolidated financial statements. The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. In cases where the Company gives a freight allowance to the purchaser for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.2 million for the three months ended July 2, 2006, $1.7 million for the three months ended July 3, 2005, $4.3 million for the six months ended July 2, 2006, and $3.1 million for the six months ended July 3, 2005.
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
Computation of net income per share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options. Potentially dilutive shares are excluded from the computation of diluted net income per share when their effect is anti-dilutive.
Stock-based Compensation
     Effective January 1, 2006, NETGEAR adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first six months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 3 for a further discussion on stock-based compensation.

Comprehensive income
     Under SFAS 130, “Reporting Comprehensive Income,” the Company is required to display comprehensive income and its components as part of the financial statements.
Foreign currency translation
     The Company’s functional currency is the U.S. dollar for all of its international subsidiaries. Foreign currency transactions of international subsidiaries are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. Expenses are remeasured at average exchange rates in effect during each period, except for expenses related to non-monetary assets, which are remeasured at historical exchange rates. Revenue is remeasured at the daily rate in effect as of the date the order ships.
2. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.
3. Stock-based Compensation
     At July 2, 2006, the Company had four stock-based employee compensation plans as described below. The total compensation expense related to these plans was approximately $1.0 million and $1.8 million, respectively, for the three and six months ended July 2, 2006. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.
     Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first six months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for the first six months of fiscal 2006 also includes stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     The Company recognizes these compensation costs net of the estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate for the first six months of fiscal 2006 based on its historical experience during the preceding five fiscal years.
     As a result of adopting SFAS 123R, the Company’s income before income taxes for the three and six months ended July 2, 2006 was $860,000 and $1.5 million lower, respectively, and net income for the three and six months ended July 2, 2006 was $531,000 and $1.1 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended July 2, 2006 was $0.01 per share, and the impact on both basic and diluted earnings per share for the six months ended July 2, 2006 was $0.04 per share. Total stock-based compensation cost capitalized in inventory was less than $0.1 million for the three months ended July 2, 2006.
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
     The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and six months ended July 3, 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	July 3,	July 3,
	2005	2005
Net income, as reported	$8,301	$16,161
Add:
Employee stock-based compensation included in reported net income	324	685
Less:
Total employee stock-based compensation determined under fair value method, net of taxes (1)	(1,606)	(5,309)

Adjusted net income	$7,019	$11,537

Basic net income per share:
As reported	$0.26	$0.51

Pro forma	$0.22	$0.36

Diluted net income per share:
As reported	$0.25	$0.48

Pro forma	$0.21	$0.34

(1)	Of the 192,300 and 787,900 options granted during the three and six months ended July 3, 2005, respectively, 92,300 and 607,950 were sales-restricted options that vested immediately on grant, respectively. These options had a fair value of $633,000 and $3.3 million, net of taxes, respectively.
     As of July 2, 2006, the Company has the following share-based compensation plans:
2000 Stock Option Plan
     In April 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2000 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees, directors and consultants. 7,350,000 shares of Common Stock have been reserved for issuance under the 2000 Plan.
     Options under the 2000 Plan may be granted for periods of up to ten years and at prices no less than the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the shares on the date of grant and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. To date, options granted generally vest over four years.
2003 Stock Plan
     In April 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2003 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees, directors and consultants. The Company has reserved 750,000 shares of Common Stock plus any shares which were reserved but not issued under the 2000 Plan as of the date of the approval of the 2003 Plan. The number of shares which were reserved but not issued under the 2000 Plan that were transferred to the Company’s 2003 Plan were 615,290, which when combined with the shares reserved for the Company’s 2003 Plan give a total of 1,365,290 shares reserved under the Company’s 2003 Plan as of the date of transfer. Any options cancelled under either the 2000 Plan or the 2003 Plan are returned to the pool available for grant. As of July 2, 2006, 65,091 shares were reserved for future grants under the Company’s 2003 Plan.
     Options under the 2003 Plan may be granted for periods of up to ten years and at prices no less than the estimated fair value of the common stock on the date of grant as determined by the closing sales price for such stock as quoted on any established stock exchange or a national market system, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the shares on the date of grant and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. To date, options granted generally vest over four years, the first tranche at the end of twelve months and the remaining shares underlying the option vesting monthly over the remaining three years. In fiscal 2005, certain options granted under the 2003 Plan immediately vested and were exercisable on the date of grant, and the shares underlying such options were subject to a resale restriction which expires at a rate of 25% per year.
2006 Long Term Incentive Plan
     In April 2006, the Company adopted the 2006 Long Term Incentive Plan (the “2006 Plan”), which was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders on May 23, 2006. The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards and other stock awards, to eligible directors, employees and consultants of the Company. The Company has reserved 2,500,000 shares of Common Stock for issuance under the 2006 Plan. Any options cancelled under the 2006 Plan are returned to the pool available for grant. As of July 2, 2006, 2,098,750 shares were reserved for future grants under the 2006 Plan.
     Options granted under the 2006 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees, directors and consultants. Options may be granted for periods of up to ten years and at prices no less than the estimated fair value of the common stock on the date of grant as determined by the closing sales price for such stock as quoted on any established stock exchange or a national market system, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the shares on the date of grant and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the 2006 Plan generally vest over four years, the first tranche at the end of twelve months and the remaining shares underlying the option vesting monthly over the remaining three years.
     Stock Appreciation Rights may be granted under the 2006 Plan subject to the terms specified by the plan administrator, provided that the term of any such right may not exceed ten (10) years from the date of grant. The exercise price generally cannot be less than the fair market value of NETGEAR’s common stock on the date the stock appreciation right is granted.
     Restricted stock awards may be granted under the 2006 Plan subject to the terms specified by the plan administrator. The period over which any restricted award may fully vest is generally no less than three (3) years. Restricted stock awards are nonvested stock awards that may include grants of restricted stock or grants of restricted stock units. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. During that period, ownership of the shares cannot be transferred. Restricted stock has the same voting rights as other common stock and is considered to be currently issued and outstanding. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.
     Performance awards may be in the form of performance shares or performance units. A performance share means an award denominated in shares of Company common stock and a performance unit means an award denominated in units having a dollar value or other currency, as determined by the Committee. The plan administrator will determine the number of performance awards that will be granted and will establish the performance goals and other conditions for payment of such performance awards. The period of measuring the achievement of performance goals will be a minimum of twelve (12) months.
     Other stock-based awards may be granted under the 2006 Plan subject to the terms specified by the plan administrator. Other stock-based awards may include dividend equivalents, restricted stock awards, or amounts which are equivalent to all or a portion of any federal, state, local, domestic or foreign taxes relating to an award, and may be payable in shares, cash, other securities or any other form of property as the plan administrator may determine.
     In the event of a change in control of the Company, all awards under the 2006 Plan vest and all outstanding performance shares and performance units will be paid out upon transfer.
Employee Stock Purchase Plan
     The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Prior to January 1, 2006, employees were able to purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. As of January 1, 2006, the Company changed the ESPP such that employees will purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is now determined at the purchase date and there is no longer a look-back period, the Company recognizes the expense based on the 15% discount at purchase. For the three and six months ended July 2, 2006, ESPP compensation expense was $33,000 and $105,000, respectively.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is the rate on a U.S. Treasury bill or bond that approximates the expected life of the option. Expected volatility is based on both the historical volatility of the Company’s stock as well as the historical volatility of certain of the Company’s industry peers’ stock:

	Stock Options		ESPP
	Three Months Ended		Three Months Ended
	July 2,	July 3,	July 3,
	2006	2005	2005
Expected life (in years)	5.0	4.0	0.5
Risk-free interest rate	4.96%	3.73%	3.21%
Expected volatility	61%	58%	54%
Dividend yield	—	—	—
Weighted average fair value of grants	$12.66	$8.41	$5.75

	Stock Options		ESPP
	Six Months Ended		Six Months Ended
	July 2,	July 3,	July 3,
	2006	2005	2005
Expected life (in years)	5.0	4.0	0.5
Risk-free interest rate	4.90%	3.65%	2.93%
Expected volatility	62%	56%	54%
Dividend yield	—	—	—
Weighted average fair value of grants	$12.39	$7.42	$5.21
     Options outstanding under the stock option plans as of December 31, 2005 and changes during the six months ended July 2, 2006 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in thousands)
Options outstanding at December 31, 2005	3,673,687	$10.49
Options granted	422,750	18.07
Options exercised	(370,160)	8.29
Options cancelled	(46,974)	16.66

Options outstanding at July 2, 2006	3,679,303	$11.51	6.82	$35,728

Options exercisable at July 2, 2006	2,852,210	$10.30	6.24	$32,385

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 2, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three and six months ended July 2, 2006 was $4.1 million and $5.2 million, respectively. Total fair value of options expensed for the three and six months ended July 2, 2006 was $589,000 and $1.2 million, net of tax, respectively.
     As of July 2, 2006, $7.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.55 years.
     Cash received from option exercises and purchases under the ESPP for the three and six months ended July 2, 2006 was $3.3 million and $4.2 million, respectively. The actual excess tax benefit recognized for the tax deduction arising from the exercise of stock-based compensation awards for the three and six months ended July 2, 2006 totaled $812,000 and $1.2 million, respectively.
     Nonvested restricted stock awards as of July 2, 2006 and changes during the six months ended July 2, 2006 were as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested outstanding at December 31, 2005	—	$—
Granted	70,000	22.68
Exercised	—	—
Cancelled	—	—

Nonvested outstanding at July 2, 2006	70,000	$22.68

     As of July 2, 2006, $1.5 million of total unrecognized compensation cost related to nonvested restricted stock awards is expected to be recognized over a weighted-average period of 1.32 years.
4. Balance Sheet Components
     Accounts receivable, net:

	July 2,	December 31,
	2006	2005
	(In thousands)
Gross accounts receivable	$114,843	$113,005

Less: Allowance for doubtful accounts	(1,461)	(1,295)
Allowance for sales returns	(5,735)	(5,985)
Allowance for price protection	(1,654)	(1,456)

Total allowances	(8,850)	(8,736)

Accounts receivable, net	$105,993	$104,269

     Inventories:

	July 2,	December 31,
	2006	2005
	(In thousands)
Finished goods	$69,322	$51,873

     Other accrued liabilities:

	July 2,	December 31,
	2006	2005
	(In thousands)
Sales and marketing programs	$27,635	$39,126
Warranty obligation	13,153	11,845
Outsourced engineering costs	1,880	1,732
Freight	5,823	5,814
Other	7,563	7,762

Other accrued liabilities and Awards	$56,054	$66,279

5. Net Income Per Share
     Basic Earnings Per Share (“EPS”) is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased using the proceeds from the assumed exercise of stock options.
     Net income per share for the three and six months ended July 2, 2006 and July 3, 2005 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Net income (numerator)	$9,835	$8,301	$19,703	$16,161

Weighted average shares outstanding:
Basic	33,251	32,146	33,147	31,901
Options and awards	1,233	1,570	1,146	1,579

Total diluted	34,484	33,716	34,293	33,480

Basic net income per share	$0.30	$0.26	$0.59	$0.51

Diluted net income per share	$0.29	$0.25	$0.57	$0.48

     Anti-dilutive outstanding common stock options amounting to 334,300 and 58,360 were excluded from the weighted average shares outstanding for the three months ended July 2, 2006 and July 3, 2005, respectively, and 459,072 and 234,870 were excluded from the weighted average shares outstanding for the six months ended July 2, 2006 and July 3, 2005, respectively.
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
     For reporting purposes revenue is attributed to each geography based on the geographic location of the customer. Net revenue by geography comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per Emerging Issues Task Force (“EITF”) Issue No. 01-9, sales returns and price protection, which reduce gross revenue. In 2005, the Company refined its methodology for these items to allocate them on a specific identification basis to the geography to which they relate. Previously such amounts were allocated based on each geography’s gross revenue as a percentage of total gross revenue. Geographic revenue information for the three months ended July 3, 2005 has been revised to be consistent and comparable with the presentation of geographic revenue for the three months ended July 2, 2006. For the three months ended July 3, 2005, this revision resulted in decreases in previously reported amounts in the United States of $4.1 million, and increases in the United Kingdom of $1.1 million, Germany of $45,000, EMEA (excluding UK and Germany) of $1.1 million, and Asia Pacific and rest of the world of $1.9 million. For the six months ended July 3, 2005, this revision resulted in decreases in previously reported amounts in the United States of $13.1 million, and increases in the United Kingdom of $4.4 million, Germany of $1.4 million, EMEA (excluding UK and Germany) of $3.4 million, and Asia Pacific and rest of the world of $3.9 million.
     Net revenue by geographic location is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
United States	$56,525	$51,059	$112,907	$93,169
United Kingdom	28,977	17,397	49,133	40,040
Germany	11,583	11,531	26,762	25,205
EMEA (excluding UK and Germany)	19,283	13,725	40,736	31,429
Asia Pacific and rest of the world	14,370	13,864	28,459	26,685

	$130,738	$107,576	$257,997	$216,528

     Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	Three Months Ended
	July 2,	July 3,
	2006	2005
United States	$5,236	$4,010
EMEA	590	59
Asia Pacific and rest of the world	1,000	262

	$6,826	$4,331

     Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Ingram Micro, Inc.	19%	25%	22%	28%
Tech Data Corporation	17%	17%	17%	18%
All others individually less than 10% of net revenue	64%	58%	61%	54%

	100%	100%	100%	100%

7. Commitments and Contingencies
Purchase Commitments
     The Company enters into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At July 2, 2006, the Company had approximately $81.3 million in non-cancelable purchase commitments with suppliers.
Indemnification
     The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has Director and Officer insurance that limits its exposure and enables it to recover a portion of any future amounts paid. To date the Company has not received any claims. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 2, 2006.
     In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes that it has recourse to its suppliers and vendors in the event amounts are required to be paid to settle lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 2, 2006.
Litigation and Other Legal Matters
Zilberman v. NETGEAR
     In June 2004, a lawsuit, entitled Zilberman v. NETGEAR, Civil Action CV021230, was filed against the Company in the Superior Court of California, County of Santa Clara. The complaint purported to be a class action on behalf of all persons or entities in the United States who purchased the Company’s wireless products other than for resale. Plaintiff alleged that the Company made false representations concerning the data transfer speeds of its wireless products when used in typical operating circumstances, and requested injunctive relief, payment of restitution and reasonable attorney fees. Similar lawsuits were filed against other companies within the industry. In November 2005, without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company and the Plaintiff received preliminary court approval for a proposed settlement.
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

     In March 2006, the Company received final court approval for the proposed settlement. On May 26, 2006, the proposed settlement became final and binding. The Company recorded a charge of $802,000 relating to this proposed settlement during the year ended December 31, 2005.
NETGEAR v. CSIRO
     In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (CSIRO), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of the Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a and 802.11g wireless LAN standards infringe its patent. In July 2006, United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. CSIRO has filed a petition with the Federal Circuit requesting a rehearing en banc. This action is in the preliminary motion stages and no trial date has been set.
SercoNet v. NETGEAR
     In May 2006, a lawsuit was filed against the Company by SercoNet, Ltd., a manufacturer of computer networking products organized under the laws of Israel, in the United States District Court for the Southern District of New York. SercoNet alleges that the Company infringes U.S. Patents Nos. 5,841,360; 6,480,510; 6,970,538; 7,016,368; and 7,035,280. SercoNet has accused certain of the Company’s switches, routers, modems, adapters, powerline products, and wireless access points of infringement. In July 2006, the court granted the Company’s motion to transfer the action to the Northern District of California. This action is in the preliminary motion stages and no trial date has been set.
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
     In addition, the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including litigation related to intellectual property and employment matters. While the outcome of all of the foregoing matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
8. Subsequent Events
     On July 26, 2006, the Company entered into a definitive agreement to acquire SkipJam Corp. (“SkipJam”), a leader in integrated software for home entertainment and control. Under the terms of the agreement , the Company will pay up to $9.0 million in cash for SkipJam, of which $1.4 million is structured as a retention incentive program for the acquired engineering team. On August 1, 2006, the Company completed the acquisition.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II — Item 1A — Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.
Overview
     We design, develop and market networking products for home and small business users. We define small business as a business with fewer than 250 employees. We are focused on satisfying the ease-of-use, quality, reliability, performance and affordability requirements of these users. Our product offerings enable users to share Internet access, peripherals, files, digital multimedia content and applications among multiple personal computers, or PCs, and other Internet-enabled devices.
     Our product line consists of switches, adapters, and wired and wireless devices that enable Ethernet networking, broadband access, and network connectivity. These products are available in multiple configurations to address the needs of our end-users in each geographic region in which our products are sold.
     Our products are sold through multiple sales channels worldwide, including traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and, broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, CompUSA, Costco, Fry’s Electronics, Radio Shack, Staples, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), and FNAC (France). Online retailers include Amazon.com, Newegg.com and Buy.com. Our direct market resellers include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as Comcast, Charter Communications and Time-Warner Cable, in domestic markets and British Sky Broadcasting (UK), AOL (UK), Telewest/NTL (UK), Tele Denmark, and Telstra (Australia) internationally. Some of these retailers and resellers purchase directly from us while most are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.
     Our net revenue grew 21.5% from the quarter ended July 3, 2005 to the quarter ended July 2, 2006. The increase in revenue was especially attributable to increased gross shipments of our products in our broadband and home networking product categories. Our strongest growth came in our RangeMax™ line of wireless routers as well as sales of broadband gateways sold to service providers. We have also had continued strength in G and Super G routers and gateways. Additionally, marketing expenses that are classified as contra-revenue grew at a slower rate than overall gross sales, which further contributed to the increased net revenue.
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
     Our gross margin decreased to 34.7% for the quarter ended July 2, 2006, from 35.9% for the quarter ended July 3, 2005. This decrease was due primarily to a shift in product mix and increased inbound freight. Operating expenses for the quarter ended July 2, 2006 were $31.7 million or 24.3% of net revenue compared to $25.5 million or 23.7% of net revenue for the quarter ended July 3, 2005.
     Net income increased $1.5 million, or 18.5%, to $9.8 million for the quarter ended July 2, 2006, from $8.3 million for the quarter ended July 3, 2005. This increase was primarily due to an increase in gross profit of $6.8 million, an increase in interest income of $842,000, and an increase in other income of $1.6 million, offset by an increase in operating expenses of $6.2 million and an increase in provision for income taxes of $1.5 million.

Results of Operations
     The following table sets forth the consolidated statements of operations and the percentage change for the three and six months ended July 2, 2006, with the comparable reporting period in the preceding year.

	Three Months Ended			Six Months Ended
	July 2,	Percentage	July 3,	July 2,	Percentage	July 3,
	2006	Change	2005	2006	Change	2005
	(In thousands, except percentage data)			(In thousands, except percentage data)
Net revenue	$130,738	21.5%	$107,576	$257,997	19.2%	$216,528
Cost of revenue	85,361	23.8	68,975	168,072	18.3	142,046

Gross profit	45,377	17.6	38,601	89,925	20.7	74,482

Operating expenses:
Research and development	3,989	21.6	3,280	8,521	37.5	6,197
Sales and marketing	22,740	24.3	18,298	43,422	22.7	35,376
General and administrative	4,991	28.1	3,895	9,414	24.4	7,570

Total operating expenses	31,720	24.5	25,473	61,357	24.9	49,143

Income from operations	13,657	4.0	13,128	28,568	12.7	25,339
Interest income	1,739	93.9	897	3,341	100.3	1,668
Other income (expense)	852	* *	(780)	921	* *	(834)

Income before income taxes	16,248	22.7	13,245	32,830	25.4	26,173
Provision for income taxes	6,413	29.7	4,944	13,127	31.1	10,012

Net income	$9,835	18.5%	$8,301	$19,703	21.9%	$16,161

**	Percentage change not meaningful as prior period basis is zero or a negative amount.

     The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Net revenue	100%	100%	100%	100%

Cost of revenue	65.3	64.1	65.1	65.6

Gross margin	34.7	35.9	34.9	34.4

Operating expenses:
Research and development	3.1	3.1	3.3	2.9
Sales and marketing	17.4	17.0	16.8	16.3
General and administrative	3.8	3.6	3.7	3.5

Total operating expenses	24.3	23.7	23.8	22.7

Income from operations	10.4	12.2	11.1	11.7
Interest income	1.3	0.8	1.3	0.8
Other income (expense)	0.7	(0.7)	0.3	(0.4)

Income before income taxes	12.4	12.3	12.7	12.1
Provision for income taxes	4.9	4.6	5.1	4.6

Net income	7.5%	7.7%	7.6%	7.5%

Quarter Ended July 2, 2006 Compared to Quarter Ended July 3, 2005
Net Revenue

	Three Months Ended
	July 2,	Percentage	July 3,
	2006	Change	2005
	(In thousands, except percentage data)
Net revenue	$130,738	21.5%	$107,576
     Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9 and net changes in deferred revenue.
     Net revenue increased $23.1 million, or 21.5%, to $130.7 million for the quarter ended July 2, 2006, from $107.6 million for the quarter ended July 3, 2005. The increase in net revenue was especially attributable to increased gross shipments of our products in our broadband and home networking product categories. Our strongest growth came in our RangeMax line of wireless routers as well as sales of broadband gateways sold to service providers. We have also had continued strength in G and Super G routers and gateways.
     Marketing expenses that are classified as contra-revenue grew at a slower rate than overall gross sales, which further contributed to the increased net revenue. This is partly due to increased sales in the carrier and service provider markets, which typically entails less marketing spending.
     In the quarter ended July 2, 2006, net revenue generated within North America, EMEA and Asia Pacific was 43.2%, 45.8% and 11.0%, respectively, of our total net revenue. The comparable net revenue for the quarter ended July 3, 2005 was 47.5%, 39.6% and 12.9%, respectively, of our total net revenue. The increase in net revenue over the prior year comparable quarter for each region was 10.7%, 40.3% and 3.6%, respectively. The EMEA increase was especially attributable to growth in the United Kingdom, as we ramped up sales of wireless broadband internet gateways to a major carrier in that market. Additionally, EMEA sales grew significantly in the Benelux region. The Asia Pacific increase was primarily due to growth in the China and India markets from the prior year comparable quarter, offset by decreased sales in Australia.
Cost of Revenue and Gross Margin

	Three Months Ended
	July 2,	Percentage	July 3,
	2006	Change	2005
	(In thousands, except percentage data)
Cost of revenue	$85,361	23.8%	$68,975
Gross margin percentage	34.7%		35.9%
     Cost of revenue consists primarily of the following: the cost of finished products from our third-party contract manufacturers; overhead costs including purchasing, product planning, inventory control, warehousing and distribution logistics; and freight, warranty costs associated with returned goods and write-downs for excess and obsolete inventory. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including sales returns, changes in net revenues due to changes in average selling prices, end-user customer rebates and other sales incentives, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, freight-in, conversion costs, and charges for excess or obsolete inventory and transitions from older to newer products.
     Cost of revenue increased $16.4 million, or 23.8%, to $85.4 million for the quarter ended July 2, 2006, from $69.0 million for the quarter ended July 3, 2005. In addition, our gross margin decreased to 34.7% for the quarter ended July 2, 2006, from 35.9% for the quarter ended July 3, 2005. This 1.2 point decrease was due primarily to a shift in product mix and increased inbound freight. This decrease was mitigated by certain gross margin improvements. Marketing expenses grew at a relatively slower rate than overall net revenue, resulting in a margin benefit. Additionally, we experienced significantly decreased price protection claims. However, these improvements in gross margin were more than offset by the change in product mix and higher inbound freight, as well as other costs related to royalty payments made to certain suppliers. We also experienced higher warranty and sales returns costs.
Operating Expenses
Research and Development

	Three Months Ended
	July 2,	Percentage	July 3,
	2006	Change	2005
	(In thousands, except percentage data)
Research and development expense	$3,989	21.6%	$3,280
Percentage of net revenue	3.1%		3.1%
     Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, tooling design costs, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes, other consulting fees, and product certification fees paid to third parties. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to enhance our ability to introduce innovative and easy to use products. We expect to continue to add additional employees in our research and development department. In the future we believe that research and development expenses will increase in absolute dollars as we expand into new networking product technologies, enhance the ease-of-use of our products, and broaden our core competencies.
     Research and development expenses increased $709,000, or 21.6%, to $4.0 million for the quarter ended July 2, 2006, from $3.3 million for the quarter ended July 3, 2005. The increase was primarily due to a $470,000 increase in certification, tooling, and other development costs related to new product introductions and existing product redesigns, as well as increased salary and related payroll expenses of $104,000 resulting from research and development related headcount growth. Employee headcount increased by 6% to 53 employees as of July 2, 2006 as compared to 50 employees as of July 3, 2005, driven by the global expansion of our research and development capabilities. Additionally, stock-based compensation expense increased $120,000 to $193,000 for the quarter ended July 2, 2006, from $73,000 for the quarter ended July 3, 2005, as a result of the adoption of SFAS 123R.
Sales and Marketing

	Three Months Ended
	July 2,	Percentage	July 3,
	2006	Change	2005
	(In thousands, except percentage data)
Sales and marketing expense	$22,740	24.3%	$18,298
Percentage of net revenue	17.4%		17.0%
     Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff, and technical support expenses. We believe that maintaining and building brand awareness is key to both net revenue growth and maintaining our gross margin. We also believe that maintaining widely available and high quality technical support is key to building and maintaining brand awareness. Accordingly, we expect sales and marketing expenses to increase in absolute dollars in the future, related to the planned growth of our business.
     Sales and marketing expenses increased $4.4 million, or 24.3%, to $22.7 million for the quarter ended July 2, 2006, from $18.3 million for the quarter ended July 3, 2005. Of this increase, $2.2 million was due to increased salary and payroll related expenses as a result of sales and marketing related headcount growth. Employee headcount increased from 139 employees as of July 3, 2005 to 179 employees as of July 2, 2006. More specifically, 33 of the 40 incremental employees relate to expansion in EMEA and APAC, where sales and marketing employee headcount grew 37% and 47%, respectively. We continue to expand our geographic market presence with investments in sales resources. In addition, outside service fees related to customer service and technical support increased by $1.1 million. Outbound freight also increased $531,000, reflecting our higher sales volume. Marketing costs classified as operating expenses remained relatively constant, as the majority of incremental marketing expenses related to rebates and other items classified as contra-revenue. Additionally, stock-based compensation expense increased $179,000 to $303,000 for the quarter ended July 2, 2006, from $124,000 for the quarter ended July 3, 2005, as a result of the adoption of SFAS 123R.
General and Administrative

	Three Months Ended
	July 2,	Percentage	July 3,
	2006	Change	2005
	(In thousands, except percentage data)
General and administrative expense	$4,991	28.1%	$3,895
Percentage of net revenue	3.8%		3.6%
     General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for bad debts, and other corporate expenses. We expect general and administrative costs to increase in absolute dollars related to the growth of the business as well as to fund the continued expansion of our Ireland-based international operations center throughout 2006 to support our growing international business.
     General and administrative expenses increased $1.1 million, or 28.1%, to $5.0 million for the quarter ended July 2, 2006, from $3.9 million for the quarter ended July 3, 2005. The increase was primarily due to increased salary and payroll related expenses of $516,000 due to an increase in general and administrative related headcount, particularly in the finance area to support an increase in transactional processing due to increased revenue. Employee headcount increased by 27% to 62 employees as of July 2, 2006 compared to 49 employees as of July 3, 2005. Additionally, stock-based compensation expense increased $324,000 to $413,000 for the quarter ended July 2, 2006, from $89,000 for the quarter ended July 3, 2005, as a result of the adoption of SFAS 123R.

Interest Income and Other Income (Expense)

	Three Months Ended
	July 2,	July 3,
	2006	2005
	(In thousands)
Interest income and other income (expense)
Interest income	$1,739	$897
Other income (expense)	852	(780)

Total interest income and other income (expense)	$2,591	$117

     Interest income represents amounts earned on our cash, cash equivalents and short-term investments.
     Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.
     Interest income increased $842,000, or 93.9%, to $1.7 million for the quarter ended July 2, 2006, from $897,000 for the quarter ended July 3, 2005. The increase in interest income was a result of an increase in cash, cash equivalents and short-term investments, as well as an increase in the average interest rate earned in the second quarter of 2006 as compared to the second quarter of 2005.
     Other income (expense), net, increased $1.6 million to income of $852,000 for the quarter ended July 2, 2006, from an expense of $780,000 for the quarter ended July 3, 2005. The income of $852,000 was primarily attributable to a foreign exchange gain experienced in the quarter ending July 2, 2006 due to the weakening of the U.S. dollar against the Euro, Great British Pound and Australian dollar. The expense of $780,000 was primarily attributable to a foreign exchange loss experienced in the quarter ended July 3, 2005 due to the strengthening of the U.S. dollar against the Euro, Great British Pound and Australian dollar in that period.
Provision for Income Taxes
     The provision for income taxes increased $1.5 million, to $6.4 million for the quarter ended July 2, 2006, from $4.9 million for the quarter ended July 3, 2005. The effective tax rate was approximately 39.5% for the quarter ended July 2, 2006 and approximately 37.3% for the quarter ended July 3, 2005. The effective tax rate for both periods differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses.
Net Income
     Net income increased $1.5 million, or 18.5%, to $9.8 million for the quarter ended July 2, 2006, from $8.3 million for the quarter ended July 3, 2005. This increase was primarily due to an increase in gross profit of $6.8 million, an increase in interest income of $842,000, and an increase in other income of $1.6 million, offset by an increase in operating expenses of $6.2 million and an increase in provision for income taxes of $1.5 million.
Six Months Ended July 2, 2006 Compared to Six Months Ended July 3, 2005
Net Revenue

	Six Months Ended
	July 2,	Percentage	July 3,
	2006	Change	2005
	(In thousands, except percentage data)
Net revenue	$257,997	19.2%	$216,528
     Net revenue increased $41.5 million, or 19.2%, to $258.0 million for the six months ended July 2, 2006, from $216.5 million for the six months ended July 3, 2005. The increase in net revenue was especially attributable to increased gross shipments of our products in our broadband and home networking product categories. Our strongest growth came in our RangeMax line of wireless routers. We have also had continued strength in G and Super G routers and gateways. Increasing market demand for new products such as our

Storage Central and our Powerline products also contributed significantly to home network revenue growth.
     In the six months ended July 2, 2006, net revenue generated within North America, EMEA and Asia Pacific was 43.8%, 45.2% and 11.0%, respectively, of our total net revenue. The comparable net revenue for the six months ended July 3, 2005 was 43.0%, 44.7% and 12.3%, respectively, of our total net revenue. The increase in net revenue over the prior year comparable six months for each region was 21.2%, 20.6% and 6.6%, respectively. The EMEA increase was especially attributable to growth in the United Kingdom, as we ramped up sales of wireless broadband internet gateways to a major carrier in that market. Additionally, EMEA sales grew significantly in the Benelux region and in Italy. The Asia Pacific increase was primarily due to growth in the China and India markets from the prior year comparable six months, offset by decreased sales in Australia.
Cost of Revenue and Gross Margin

	Six Months Ended
	July 2,	Percentage	July 3,
	2006	Change	2005
	(In thousands, except percentage data)
Cost of revenue	$168,072	18.3%	$142,046
Gross margin percentage	34.9%		34.4%
     Cost of revenue increased $26.1 million, or 18.3%, to $168.1 million for the six months ended July 2, 2006, from $142.0 million for the six months ended July 3, 2005. In addition, our gross margin improved to 34.9% for the six months ended July 2, 2006, from 34.4% for the six months ended July 3, 2005. This 0.5 point increase was due primarily to lower relative marketing incentives to customers and price protection costs. Marketing expenses grew at a relatively slower rate than overall net revenue, resulting in a margin benefit. Additionally, we experienced significantly decreased price protection claims. These improvements in gross margin were partially offset by increases in inbound freight expense and product sales return costs.
Operating Expenses
Research and Development

	Six Months Ended
	July 2,	Percentage	July 3,
	2006	Change	2005
	(In thousands, except percentage data)
Research and development expense	$8,521	37.5%	$6,197
Percentage of net revenue	3.3%		2.9%
     Research and development expenses increased $2.3 million, or 37.5%, to $8.5 million for the six months ended July 2, 2006, from $6.2 million for the six months ended July 3, 2005. The increase was primarily due to a $1.2 million increase in certification, tooling, and other development costs related to new product introductions and existing product redesigns, as well as increased salary and related payroll expenses of $716,000 resulting from research and development related headcount growth. Employee headcount increased by 6% to 53 employees as of July 2, 2006 as compared to 50 employees as of July 3, 2005, driven by the global expansion of our research and development capabilities. Additionally, stock-based compensation expense increased $241,000 to $394,000 for the six months ended July 2, 2006, from $153,000 for the six months ended July 3, 2005, as a result of the adoption of SFAS 123R.
Sales and Marketing

	Six Months Ended
	July 2,	Percentage	July 3,
	2006	Change	2005
	(In thousands, except percentage data)
Sales and marketing expense	$43,422	22.7%	$35,376
Percentage of net revenue	16.8%		16.3%
     Sales and marketing expenses increased $8.0 million, or 22.7%, to $43.4 million for the six months ended July 2, 2006, from $35.4 million for the six months ended July 3, 2005. Of this increase, $2.9 million was due to increased salary and payroll related expenses as a result of sales and marketing related headcount growth. Employee headcount increased from 139 employees as of July 3, 2005 to 179 employees as of July 2, 2006. More specifically, 33 of the 40 incremental employees relate to expansion in EMEA and APAC, where sales and marketing employee headcount grew 37% and 47%, respectively. We continue to expand our geographic market presence with investments in sales resources. In addition, outside service fees related to customer service and technical support increased by $2.3 million. Outbound freight also increased $1.2 million, reflecting our higher sales volume. Marketing costs classified as operating expenses remained relatively constant, as the majority of incremental marketing expenses related to rebates and other items classified as contra-revenue. We also incurred a $537,000 increase in advertising, travel, and promotion expenses. Additionally, stock-based compensation expense increased $323,000 to $596,000 for the six months ended July 2, 2006, from $273,000 for the six months ended July 3, 2005, as a result of the adoption of SFAS 123R.
General and Administrative

	Six Months Ended
	July 2,	Percentage	July 3,
	2006	Change	2005
	(In thousands, except percentage data)
General and administrative expense	$9,414	24.4%	$7,570
Percentage of net revenue	3.7%		3.5%
     General and administrative expenses increased $1.8 million, or 24.4%, to $9.4 million for the six months ended July 2, 2006, from $7.6 million for the six months ended July 3, 2005. The increase was primarily due to increased salary and payroll related expenses of $1.3 million due to an increase in general and administrative related headcount, particularly in the finance area to support an increase in transactional processing due to increased revenue. Employee headcount increased by 27% to 62 employees as of July 2, 2006 compared to 49 employees as of July 3, 2005. Additionally, stock-based compensation expense increased $470,000 to $653,000 for the six months ended July 2, 2006, from $183,000 for the six months ended July 3, 2005, as a result of the adoption of SFAS 123R.
Interest Income and Other Income (Expense)

	Six Months Ended
	July 2,	July 3,
	2006	2005
	(In thousands)
Interest income and other income (expense)
Interest income	$3,341	$1,668
Other income (expense)	921	(834)

Total interest income and other income (expense)	$4,262	$834

     Interest income increased $1.6 million, or 100.3%, to $3.3 million for the six months ended July 2, 2006, from $1.7 million for the six months ended July 3, 2005. The increase in interest income was a result of an increase in cash, cash equivalents and short-term investments, as well as an increase in the average interest rate earned in the first six months of 2006 as compared to the first six months of 2005.
     Other income (expense), net, increased $1.7 million to income of $921,000 for the six months ended July 2, 2006, from an expense of $834,000 for the six months ended July 3, 2005. The income of $921,000 was primarily attributable to a foreign exchange gain experienced in the six months ended July 2, 2006 due to the weakening of the U.S. dollar against the Euro, Great British Pound and Australian dollar. The expense of $780,000 was primarily attributable to a foreign exchange loss experienced in the six months ended July 3, 2005 due to the strengthening of the U.S. dollar against the Euro, Great British Pound and Australian dollar in that period.
Provision for Income Taxes
     The provision for income taxes increased $3.1 million, to $13.1 million for the six months ended July 2, 2006, from $10.0 million for the six months ended July 3, 2005. The effective tax rate was approximately 40.0% for the six months ended July 2, 2006 and approximately 38.3% for the six months ended July 3, 2005. The effective tax rate for both periods differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses.
Net Income
     Net income increased $3.5 million, or 21.9%, to $19.7 million for the six months ended July 2, 2006, from $16.2 million for the six months ended July 3, 2005. This increase was primarily due to an increase in gross profit of $15.4 million, an increase in interest income of $1.6 million, and an increase in other income of $1.7 million, offset by an increase in operating expenses of $12.3 million and an increase in provision for income taxes of $3.1 million.
Liquidity and Capital Resources
     As of July 2, 2006, we had cash, cash equivalents and short-term investments totaling $158.9 million. Short-term investments accounted for $107.3 million of this balance.
     Our cash and cash equivalents balance decreased from $90.0 million as of December 31, 2005 to $51.6 million as of July 2, 2006. Operating activities during the six months ended July 2, 2006 used cash of $16.8 million, which primarily consisted of inventory purchases. Investing activities during the six months ended July 2, 2006 used $26.8 million primarily for the net purchase of short-term investments of $22.8 million, and purchases of property and equipment amounting to $3.8 million. During the six months ended July 2, 2006, financing activities provided $5.2 million, resulting from the issuance of common stock related to stock option exercises and our employee stock purchase program as well as the excess tax benefit from exercise of stock options.
     Our days sales outstanding decreased from 77 days as of December 31, 2005 to 74 days as of July 2, 2006.
     Our accounts payable decreased from $38.9 million at December 31, 2005 to $33.3 million at July 2, 2006. The decrease of $5.6 million is due to the timing of purchases and our decision to take advantage of favorable discounts upon prompt payment.
     Inventory increased by $17.4 million from $51.9 million at December 31, 2005 to $69.3 million at July 2, 2006. In the quarter ended July 2, 2006 we experienced annual ending inventory turns of approximately 4.9, down from approximately 6.5 in the quarter ended December 31, 2005.
     We lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2011. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.
     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At July 2, 2006, we had approximately $81.3 million in non-cancelable purchase commitments with suppliers.
Contractual Obligations and Off-Balance Sheet Arrangements
     The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of July 2, 2006 (in thousands):

	Less than	1 - 3	3 - 5
Contractual Obligations	1 Year	Years	Years	Total
Operating leases	$2,304	$2,194	$253	$4,751
Purchase obligations	81,315	—	—	81,315

	$83,619	$2,194	$253	$86,066

     As of July 2, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Critical Accounting Policies and Estimates
     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. Other than the Stock-based Compensation accounting policy below, our critical accounting policies have not materially changed during the six months ended July 2, 2006.
     Stock-based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first six months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with APB 25. In March 2005, the SEC issued SAB 107 regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.
     Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3 of the notes to unaudited condensed consolidated financial statements in the Form 10-Q for a further discussion on stock-based compensation.
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
     We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. In the second quarter of 2005 we began to invoice some of our international customers in foreign currencies including but not limited to, the Euro, Great Britain Pound, Japanese Yen and the Australian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies. As of July 2, 2006, we had net receivables in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after tax positive or negative impact of $2.3 million to net income at July 2, 2006.
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
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     Zilberman v. NETGEAR
     In June 2004, a lawsuit, entitled Zilberman v. NETGEAR, Civil Action CV021230, was filed against us in the Superior Court of California, County of Santa Clara. The complaint purported to be a class action on behalf of all persons or entities in the United States who purchased our wireless products other than for resale. Plaintiff alleged that we made false representations concerning the data transfer speeds of our wireless products when used in typical operating circumstances, and requested injunctive relief, payment of restitution and reasonable attorney fees. Similar lawsuits were filed against other companies within our industry. In November 2005, without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, we and the Plaintiff received preliminary court approval for a proposed settlement.
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
     In March 2006, we received final court approval for the proposed settlement. On May 26, 2006, the proposed settlement became final and binding. We recorded a charge of $802,000 relating to this proposed settlement during the year ended December 31, 2005.
     NETGEAR v. CSIRO
     In May 2005, we filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (CSIRO), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of our products. CSIRO had asserted that our wireless networking products implementing the IEEE 802.11a and 802.11g wireless LAN standards infringe its patent. In July 2006, United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. CSIRO has filed a petition with the Federal Circuit requesting a rehearing en banc. This action is in the preliminary motion stages and no trial date has been set.
     SercoNet v. NETGEAR
     In May 2006, a lawsuit was filed against us by SercoNet, Ltd., a manufacturer of computer networking products organized under the laws of Israel, in the United States District Court for the Southern District of New York. SercoNet alleges that we infringe U.S. Patents Nos. 5,841,360; 6,480,510; 6,970,538; 7,016,368; and 7,035,280. SercoNet has accused certain of our switches, routers, modems, adapters, powerline products, and wireless access points of infringement. In July 2006, the court granted our motion to transfer the action to the Northern District of California. This action is in the preliminary motion stages and no trial date has been set.
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
     In addition, we are subject to legal proceedings, claims and litigation arising in the ordinary course of business, including litigation related to intellectual property and employment matters. While the outcome of all of the foregoing matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
     Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in this risk factors section of this Form 10-Q and others such as:
•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	our inability to accurately forecast product demand;

•	our inventory level and turns;

•	unanticipated shift in overall product mix from higher to lower margin products which would adversely impact our margins;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty returns or allowance for doubtful accounts;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	seasonal patterns of higher sales during the second half of our fiscal year, particularly retail-related sales in our fourth quarter;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales in local currency;

•	bad debt exposure as we expand into new international markets; and

•	changes in accounting rules, such as recording expenses for employee stock option grants.
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
     The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These include third parties who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers or members of our sales channel, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.
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
     We have experienced delays in releasing new products in the past, which resulted in lower quarterly net revenue than expected. In addition, we have experienced unanticipated delays in product introductions beyond announced release dates. Any future delays in product development and introduction could result in:
•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to our reputation and brand;

•	a decline in the average selling price of our products;

•	adverse reactions in our sales channel, such as reduced shelf space or reduced online product visibility; and

•	increased levels of product returns.
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
     We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal quarter ended July 2, 2006, sales to Ingram Micro and its affiliates accounted for 19% of our net revenue and sales to Tech Data and its affiliates accounted for 17% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.
If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims.
     Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end user. If our products contain defects or errors, or are found to be noncompliant with industry standards, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. In addition, our reputation and brand could be damaged, and we could face legal claims regarding our products. A successful product liability or other claim could result in negative publicity and harm our reputation, result in unexpected expenses and adversely impact our operating results.
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
We are continuing to implement our international reorganization, which is straining our resources and increase our operating expenses.
     We have been reorganizing our foreign subsidiaries and entities to better manage and optimize our international operations. Our implementation of this project requires substantial efforts by our staff and is resulting in increased staffing requirements and related expenses. Failure to successfully execute the reorganization or other factors outside of our control could negatively impact the timing and extent of any benefit we receive from the reorganization. As part of the reorganization, we have been implementing new information technology systems, including new forecasting and order processing systems. If we fail to successfully and timely integrate these new systems, we will suffer disruptions to our operations. Any unanticipated interruptions in our business operations as a result of implementing these changes that could result in loss or delay in revenue causing an adverse effect on our financial results.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2006 Annual Meeting of Stockholders was held on May 23, 2006. Of the 33,090,465 shares of our capital stock entitled to vote at the meeting, 30,712,916 were present in person or by proxy. Our stockholders approved the following matters:
          1. Election of Directors

Nominee	For	Withheld
Patrick C.S. Lo	29,132,822	1,580,094
Ralph E. Faison	29,630,667	1,082,249
A. Timothy Godwin	29,720,865	992,051
Jef Graham	29,629,782	1,083,134
Linwood A. Lacy, Jr.	29,390,299	1,322,617
Gregory J. Rossmann	29,629,781	1,083,135
          2. Approval of the Adoption of the 2006 Long Term Incentive Plan
     A proposal for the approval of the adoption of our 2006 Long Term Incentive Plan was approved by a vote of 19,616,669 for, 3,791,402 votes against and 1,425,890 votes abstaining.
          3. Ratification of Appointment of Independent Registered Public Accounting Firm
     A proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved by a vote of 30,686,750 for, 19,398 votes against and 6,768 votes abstaining.
Item 5. Other Information
     On July 26, 2006, the Company entered into a definitive agreement to acquire SkipJam Corp. (“SkipJam”), a leader in integrated software for home entertainment and control. Under the terms of the agreement , the Company will pay up to $9.0 million in cash for SkipJam, of which $1.4 million is structured as a retention incentive program for the acquired engineering team. On August 1, 2006, the Company completed the acquisition.

Item 6. Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of July 26, 2006, by and among NETGEAR, Inc., SKJM Holdings Corporation, SkipJam Corp., Michael Spilo, Jonathan Daub, Francis Refol, Dennis Aldover and Zhicheng Qiu (1)

10.33	2006 Long Term Incentive Plan and forms of agreements thereunder (2)

10.34	Separation Agreement and Release, dated as of April 26, 2006, by and between NETGEAR, Inc. and Jonathan R. Mather (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 27, 2006 with the Securities and Exchange Commission.

(2)	Incorporated by reference to the copy included in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 21, 2006 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on April 26, 2006 with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant

/s/ JONATHAN R. MATHER

Jonathan R. Mather
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 11, 2006

Exhibit Index

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of July 26, 2006, by and among NETGEAR, Inc., SKJM Holdings Corporation, SkipJam Corp., Michael Spilo, Jonathan Daub, Francis Refol, Dennis Aldover and Zhicheng Qiu (1)

10.33	2006 Long Term Incentive Plan and forms of agreements thereunder (2)

10.34	Separation Agreement and Release, dated as of April 26, 2006, by and between NETGEAR, Inc. and Jonathan R. Mather (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 27, 2006 with the Securities and Exchange Commission.

(2)	Incorporated by reference to the copy included in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 21, 2006 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on April 26, 2006 with the Securities and Exchange Commission.