Form 10-Q
period 2006-10-01
NETGEAR, INC
filed 2006-11-13
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 1, 2006.

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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 33,729,992 as of November 3, 2006.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 1,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$42,980	$90,002
Short-term investments	108,106	83,654
Accounts receivable, net	117,780	104,269
Inventories	77,773	51,873
Deferred income taxes	13,880	11,503
Prepaid expenses and other current assets	18,506	9,408

Total current assets	379,025	350,709
Property and equipment, net	7,311	4,702
Intangibles, net	1,050	—
Goodwill	3,805	558
Non-current deferred income taxes	2,235	328

Total assets	$393,426	$356,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,096	$38,912
Accrued employee compensation	8,892	7,743
Other accrued liabilities	63,349	66,279
Deferred revenue	12,532	4,304
Income taxes payable	4,300	3,055

Total current liabilities	120,169	120,293
Deferred income tax liability	429	—

Total liabilities	120,598	120,293
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	213,317	204,754
Deferred stock-based compensation	—	(468)
Cumulative other comprehensive income (loss)	20	(90)
Retained earnings	59,458	31,775

Total stockholders’ equity	272,828	236,004

Total liabilities and stockholders’ equity	$393,426	$356,297

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Net revenue	$151,571	$111,317	$409,568	$327,845
Cost of revenue (1)	101,013	72,218	269,085	214,264

Gross profit	50,558	39,099	140,483	113,581

Operating expenses:
Research and development (1)	4,675	3,414	13,196	9,611
Sales and marketing (1)	23,522	18,199	66,944	53,575
General and administrative (1)	5,762	3,579	15,176	11,149
In-process research and development	2,900	—	2,900	—
Litigation reserves	—	600	—	600

Total operating expenses	36,859	25,792	98,216	74,935

Income from operations	13,699	13,307	42,267	38,646
Interest income	1,676	1,093	5,017	2,761
Other income (expense), net	(315)	(314)	606	(1,148)

Income before income taxes	15,060	14,086	47,890	40,259
Provision for income taxes	7,080	5,492	20,207	15,504

Net income	$7,980	$8,594	$27,683	$24,755

Net income per share:
Basic	$0.24	$0.26	$0.83	$0.77

Diluted	$0.23	$0.25	$0.81	$0.73

Weighted average shares outstanding used to compute net income per share:
Basic	33,443	32,697	33,246	32,160

Diluted	34,466	34,314	34,354	33,805

(1)	Stock-based compensation expense was allocated as follows:

Cost of revenue	$118	$37	$311	$113
Research and development	331	72	725	225
Sales and marketing	359	57	955	330
General and administrative	443	45	1,096	228
     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 1,	October 2,
	2006	2005
Cash flows from operating activities:
Net income	$27,683	$24,755
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,772	2,324
Accretion of purchase discounts on investments	(1,447)	(1,017)
Non-cash stock-based compensation	3,087	896
Income tax benefit associated with stock option exercises	1,540	6,785
Excess tax benefit from stock-based compensation	(1,217)	—
Deferred income taxes	(3,717)	(638)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(13,511)	(7,329)
Inventories	(25,900)	6,685
Prepaid expenses and other current assets	(9,093)	(1,718)
Accounts payable	(7,816)	(28,445)
Accrued employee compensation	1,149	2,138
Other accrued liabilities	(3,063)	1,812
Deferred revenue	8,228	2,597
Income taxes payable	1,245	(3,361)

Net cash provided by (used in) operating activities	(17,060)	5,484

Cash flows from investing activities:
Purchases of short-term investments	(122,010)	(88,381)
Proceeds from sale of short-term investments	99,116	81,611
Purchase of property and equipment	(5,431)	(3,400)
Payments made in connection with business acquisition	(7,600)	—

Net cash used in investing activities	(35,925)	(10,170)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,646	7,836
Proceeds from issuance of common stock under employee stock purchase plan	1,100	1,036
Excess tax benefit from stock-based compensation	1,217	—

Net cash provided by financing activities	5,963	8,872

Net increase (decrease) in cash and cash equivalents	(47,022)	4,186
Cash and cash equivalents, at beginning of period	90,002	65,052

Cash and cash equivalents, at end of period	$42,980	$69,238

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
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and nine months ended October 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
  Product warranties
     The Company provides for estimated future warranty obligations at the time revenue is recognized. The Company’s standard warranty obligation to its direct customers generally provides for a right of return of any product for a full refund in the event that such product is not merchantable or is found to be damaged or defective. At the time revenue is recognized, an estimate of future warranty returns is recorded to reduce revenue in the amount of the expected credit or refund to be provided to its direct customers. At the time the Company records the reduction to revenue related to warranty returns, the Company includes within cost of revenue a writedown to reduce the carrying value of such products to net realizable value. The Company’s standard warranty obligation to its end users provides for repair or replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. The estimated cost associated with fulfilling the Company’s warranty obligation to end users is recorded in cost of revenue. Because the Company’s products are manufactured by contract manufacturers, in certain cases the Company has recourse to the contract manufacturer for replacement or credit for the defective products. The Company gives consideration to amounts recoverable from its contract manufacturers in determining its warranty liability. The Company assesses the adequacy of its warranty liability every quarter and makes adjustments to the liability. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the condensed consolidated balance sheets, are as follows (in thousands):

	Nine Months Ended
	October 1,	October 2,
	2006	2005
Balance as of beginning of the period	$11,845	$10,766
Provision for warranty liability for sales made during the period	28,322	16,220
Settlements made during the period	(25,182)	(17,350)

Balance at end of period	$14,985	$9,636

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
  Shipping and handling fees and costs
     In September 2000, the EITF issued EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF Issue No. 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of revenue or disclosed in the notes to the consolidated financial statements. The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. In cases where the Company gives a freight allowance to the purchaser for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.1 million for the three months ended October 1, 2006, $2.1 million for the three months ended October 2, 2005, $6.4 million for the nine months ended October 1, 2006, and $5.3 million for the nine months ended October 2, 2005.
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
Computation of net income per share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and awards. Potentially dilutive shares are excluded from the computation of diluted net income per share when their effect is anti-dilutive.

  Stock-based compensation
     Effective January 1, 2006, NETGEAR adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 4 for a further discussion on stock-based compensation.
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
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-3 on the consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years beginning after November 15, 2006, and is not expected to have a material impact on the Company’s consolidated financial statements.

3. Business Acquisition
     On August 1, 2006, the Company completed the acquisition of SkipJam Corp. (“SkipJam”), a developer of integrated software for home entertainment and control. The Company believes the acquisition enhances its strategically important digital home entertainment and control business by strengthening the Company’s ability to expand its multimedia product portfolio. The aggregate purchase price was $7.6 million, paid in cash.
     The results of SkipJam’s operations have been included in the consolidated financial statements since the date of acquisition. The historical results of SkipJam prior to the acquisition were not material to the Company’s results of operations.
     The accompanying condensed consolidated financial statements reflect a purchase price of approximately $7.7 million, consisting of cash, and other costs directly related to the acquisition as follows (in thousands):

Purchase price	$7,600
Direct acquisition costs	133

Total consideration	$7,733

     In accordance with the purchase method of accounting, the Company allocated the total purchase price to tangible assets, liabilities and identifiable intangible assets based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair values assigned to identifiable intangible assets acquired were estimated with the assistance of an independent valuation firm. Purchased intangibles are amortized on a straight-line basis over their respective useful lives. The total preliminary allocation of the purchase price is as follows (in thousands):

Fair Value on
August 1, 2006
Prepaid expenses and other current assets	$6
Intangibles	4,000
Goodwill	3,247
Non-current deferred income taxes	909
Deferred income tax liability	(429)

Total purchase price allocation	$7,733

     $2.9 million of the $4.0 million in acquired intangible assets was designated as in-process research and development (“in-process R&D”). In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. The Company acquired only one in-process R&D project, which is related to the development of a multimedia product that has not reached technological feasibility and has no alternative use.
     The fair value assigned to in-process R&D was determined using the income approach, under which the Company considered the importance of products under development to the Company’s overall development plans, estimated the costs to develop the purchased in-process R&D into commercially viable products, estimated the resulting net cash flows from the products when completed and discounted the net cash flows to their present values. The Company used a discount rate of 35% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the products’ development and success as well as the products’ stage of completion. The estimates used in valuing in-process R&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.
     To date, there have been no significant differences between the actual and estimated results of the in-process R&D project. The Company estimates that it will incur costs of approximately $465,000 to complete the project, of which approximately $200,000 was incurred through October 1, 2006. The Company expects to complete the project by December 2006 and to benefit from the in-process R&D project in fiscal 2007.
      $1.0 million of the $4.0 million in acquired intangible assets was designated as core technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated royalty savings attributable to the core technology. This $1.0 million will be amortized over its four year useful life.
      The remaining acquired intangible assets consist of non-competition agreements of $100,000, with a 2 year useful life. None of the goodwill recorded as part of the SkipJam acquisition will be deductible for income tax purposes.
     As part of the acquisition, the Company has also agreed to pay up to $1.4 million in cash contingent on the continued employment of certain SkipJam employees with the Company. These payments will be recorded as compensation expense over a two-year period. During the three and nine months ended October 1, 2006, the Company recorded $156,000 of additional compensation expense pursuant to this agreement.

4. Stock-based Compensation
     At October 1, 2006, the Company had four stock-based employee compensation plans as described below. The total compensation expense related to these plans was approximately $1.3 million and $3.1 million, respectively, for the three and nine months ended October 1, 2006. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.
     Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for the first nine months of fiscal 2006 also includes stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     The Company recognizes these compensation costs net of the estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate for the first nine months of fiscal 2006 based on its historical experience during the preceding five fiscal years.
     As a result of adopting SFAS 123R, the Company’s income before income taxes for the three and nine months ended October 1, 2006 was $1.1 million and $2.7 million lower, respectively, and net income for the three and nine months ended October 1, 2006 was $818,000 and $1.9 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on basic and diluted earnings per share for the three months ended October 1, 2006 was $0.02 and $0.03 per share, respectively. The impact on basic and diluted earnings per share for the nine months ended October 1, 2006 was $0.06 and $0.05 per share, respectively. Total stock-based compensation cost capitalized in inventory was less than $0.1 million for the three months ended October 1, 2006.
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

     The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and nine months ended October 2, 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	October 2,	October 2,
	2005	2005
Net income, as reported	$8,594	$24,755
Add:
Employee stock-based compensation included in reported net income	211	896
Less:
Total employee stock-based compensation determined under fair value method, net of taxes (1)	(1,301)	(6,609)

Adjusted net income	$7,504	$19,042

Basic net income per share:
As reported	$0.26	$0.77

Pro forma	$0.23	$0.59

Diluted net income per share:
As reported	$0.25	$0.73

Pro forma	$0.22	$0.56

(1)	Of the 58,800 and 846,700 options granted during the three and nine months ended October 2, 2005, respectively, 58,800 and 666,750 were sales-restricted options that vested immediately on grant, respectively. These options had a fair value of $491,000 and $3.8 million, net of taxes, respectively.
     As of October 1, 2006, the Company has the following share-based compensation plans:
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
2003 Stock Plan
     In April 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2003 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees, directors and consultants. The Company has reserved 750,000 shares of Common Stock plus any shares which were reserved but not issued under the 2000 Plan as of the date of the approval of the 2003 Plan. The number of shares which were reserved but not issued under the 2000 Plan that were transferred to the Company’s 2003 Plan were 615,290, which when combined with the shares reserved for the Company’s 2003 Plan give a total of 1,365,290 shares reserved under the Company’s 2003 Plan as of the date of transfer. Any options cancelled under either the 2000 Plan or the 2003 Plan are returned to the pool available for grant. As of October 1, 2006, 92,927 shares were reserved for future grants under the Company’s 2003 Plan.

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
2006 Long Term Incentive Plan
     In April 2006, the Company adopted the 2006 Long Term Incentive Plan (the “2006 Plan”), which was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders on May 23, 2006. The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards and other stock awards, to eligible directors, employees and consultants of the Company. The Company has reserved 2,500,000 shares of Common Stock for issuance under the 2006 Plan. Any options cancelled under the 2006 Plan are returned to the pool available for grant. As of October 1, 2006, 2,046,050 shares were reserved for future grants under the 2006 Plan.
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

Employee Stock Purchase Plan
     The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Prior to January 1, 2006, employees were able to purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. As of January 1, 2006, the Company changed the ESPP such that employees will purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is now determined at the purchase date and there is no longer a look-back period, the Company recognizes the expense based on the 15% discount at purchase. For the three and nine months ended October 1, 2006, ESPP compensation expense was $55,000 and $160,000, respectively.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on a combination of the historical volatility of the Company’s stock as well as the historical volatility of certain of the Company’s industry peers’ stock:

	Stock Options		ESPP
	Three Months Ended		Three Months Ended
	October 1,	October 2,	October 2,
	2006	2005	2005
Expected life (in years)	4.9	4.0	0.5
Risk-free interest rate	4.88%	3.96%	3.21%
Expected volatility	59%	54%	54%
Dividend yield	—	—	—
Weighted average fair value of grants	$10.44	$9.18	$5.75

	Stock Options		ESPP
	Nine Months Ended		Nine Months Ended
	October 1,	October 2,	October 2,
	2006	2005	2005
Expected life (in years)	4.9	4.0	0.5
Risk-free interest rate	4.89%	3.68%	2.93%
Expected volatility	61%	56%	54%
Dividend yield	—	—	—
Weighted average fair value of grants	$11.50	$7.55	$5.21
     Options outstanding under the stock option plans as of December 31, 2005 and changes during the nine months ended October 1, 2006 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in thousands)
Options outstanding at December 31, 2005	3,673,687	$10.49
Options granted	777,950	20.57
Options exercised	(459,792)	7.93
Options cancelled	(77,310)	16.54

Options outstanding at October 1, 2006	3,914,535	$12.68	6.82	$49,635

Options exercisable at October 1, 2006	2,842,678	$10.44	5.96	$29,690

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 1, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three and nine months ended October 1, 2006 was $1.2 million and $6.4 million, respectively. Total fair value of options expensed for the three and nine months ended October 1, 2006 was $855,000 and $2.1 million, net of tax, respectively.
     As of October 1, 2006, $9.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.64 years.
     Cash received from option exercises and purchases under the ESPP for the three and nine months ended October 1, 2006 was $578,000 and $4.7 million, respectively. The actual excess tax benefit recognized for the tax deduction arising from the exercise of stock-based compensation awards for the three and nine months ended October 1, 2006 totaled $341,000 and $1.5 million, respectively.
     Nonvested restricted stock awards as of October 1, 2006 and changes during the nine months ended October 1, 2006 were as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested outstanding at December 31, 2005	—	$—
Granted	70,000	22.68
Exercised	—	—
Cancelled	—	—

Nonvested outstanding at October 1, 2006	70,000	$22.68

     As of October 1, 2006, $1.2 million of total unrecognized compensation cost related to nonvested restricted stock awards is expected to be recognized over a weighted-average period of 1.29 years.
5. Balance Sheet Components
     Accounts receivable, net:

	October 1,	December 31,
	2006	2005
	(In thousands)
Gross accounts receivable	$128,862	$113,005

Less: Allowance for doubtful accounts	(1,683)	(1,295)
Allowance for sales returns	(7,274)	(5,985)
Allowance for price protection	(2,125)	(1,456)

Total allowances	(11,082)	(8,736)

Accounts receivable, net	$117,780	$104,269

     Inventories:

	October 1,	December 31,
	2006	2005
	(In thousands)
Finished goods	$77,773	$51,873

     Other accrued liabilities:

	October 1,	December 31,
	2006	2005
	(In thousands)
Sales and marketing programs	$31,178	$39,126
Warranty obligation	14,985	11,845
Outsourced engineering costs	1,648	1,732
Freight	4,394	5,814
Other	11,144	7,762

Other accrued liabilities	$63,349	$66,279

6. Net Income Per Share
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
     Net income per share for the three and nine months ended October 1, 2006 and October 2, 2005 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Net income	$7,980	$8,594	$27,683	$24,755

Weighted average shares outstanding:
Basic	33,443	32,697	33,246	32,160
Options and awards	1,023	1,617	1,108	1,645

Total diluted	34,466	34,314	34,354	33,805

Basic net income per share	$0.24	$0.26	$0.83	$0.77

Diluted net income per share	$0.23	$0.25	$0.81	$0.73

     Anti-dilutive outstanding common stock options amounting to 996,002 and zero were excluded from the weighted average shares outstanding for the three months ended October 1, 2006 and October 2, 2005, respectively, and 639,641 and 78,777 were excluded from the weighted average shares outstanding for the nine months ended October 1, 2006 and October 2, 2005, respectively.
7. Segment Information, Operations by Geographic Area and Significant Customers
     Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company operates in one business segment, which comprises the development, marketing and sale of networking products for the small business and home markets. NETGEAR’s headquarters and a significant portion of its operations are located in the United States. The Company also conducts sales, marketing, customer service activities and certain distribution center activities through several small sales offices in Europe, Middle-East and Africa (“EMEA”) and Asia as well as outsourced distribution centers.

     For reporting purposes revenue is attributed to each geography based on the geographic location of the customer. Net revenue by geography comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9, sales returns and price protection, which reduce gross revenue. In 2005, the Company refined its methodology for these items to allocate them on a specific identification basis to the geography to which they relate. Previously such amounts were allocated based on each geography’s gross revenue as a percentage of total gross revenue. Geographic revenue information for the three months ended October 2, 2005 has been revised to be consistent and comparable with the presentation of geographic revenue for the three months ended October 1, 2006. For the three months ended October 2, 2005, this revision resulted in decreases in previously reported amounts in the United States of $5.4 million, and increases in the United Kingdom of $1.0 million, Germany of $723,000, EMEA (excluding UK and Germany) of $1.9 million, and Asia Pacific and rest of the world of $1.8 million. For the nine months ended October 2, 2005, this revision resulted in decreases in previously reported amounts in the United States of $18.5 million, and increases in the United Kingdom of $5.4 million, Germany of $2.1 million, EMEA (excluding UK and Germany) of $5.3 million, and Asia Pacific and rest of the world of $5.7 million.
     Net revenue by geographic location is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
United States	$56,119	$53,627	$169,026	$146,796
United Kingdom	45,142	17,655	94,275	57,695
Germany	14,997	11,931	41,759	37,136
EMEA (excluding UK and Germany)	21,501	15,590	62,237	47,019
Asia Pacific and rest of the world	13,812	12,514	42,271	39,199

	$151,571	$111,317	$409,568	$327,845

     Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	October 1,	October 2,
	2006	2005
United States	$3,362	$4,309
EMEA	555	49
Asia Pacific and rest of the world	3,394	297

	$7,311	$4,655

     Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Ingram Micro, Inc.	18%	24%	20%	27%
Tech Data Corporation	15%	17%	16%	17%
British Sky Broadcasting	12%	0%	7%	0%
All others individually less than 10% of net revenue	55%	59%	57%	56%

	100%	100%	100%	100%

8. Commitments and Contingencies
Purchase Commitments
     The Company enters into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At October 1, 2006, the Company had approximately $60.2 million in non-cancelable purchase commitments with suppliers.
Indemnification
     The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has Director and Officer insurance that limits its exposure and enables it to recover a portion of any future amounts paid. To date the Company has not received any claims. As a result, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 1, 2006.
     In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes that it has recourse to its suppliers and vendors in the event amounts are required to be paid to settle lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 1, 2006.
Litigation and Other Legal Matters
NETGEAR v. CSIRO
     In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (CSIRO), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of the Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a and 802.11g wireless LAN standards infringe its patent. In July 2006, United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, CSIRO filed an answer to the complaint, and a motion to transfer the case from the Northern District of California to the Eastern District of Texas. This action is in the preliminary motion stages and no trial date has been set.
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
     Our products are sold through multiple sales channels worldwide, including traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and, broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, CompUSA, Costco, Fry’s Electronics, Radio Shack, Staples, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), and FNAC (France). Online retailers include Amazon.com, Newegg.com and Buy.com. Our DMRs include Dell, CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as Comcast, Charter Communications and Time-Warner Cable, in domestic markets and British Sky Broadcasting (UK), AOL (UK), Telewest/NTL (UK), Tele Denmark, and Telstra (Australia) internationally. Some of these retailers and resellers purchase directly from us while most are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.
     Our net revenue grew 36.2% from the quarter ended October 2, 2005 to the quarter ended October 1, 2006. The increase in net revenue was especially attributable to increased shipments of our products in our broadband and home networking product categories. This growth was most notably driven by increased sales of broadband gateways to carriers and service providers, especially in the United Kingdom. We have also experienced continued growth in our RangeMax line of wireless routers and gateways.
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
     Our gross margin decreased to 33.4% for the quarter ended October 1, 2006, from 35.1% for the quarter ended October 2, 2005. This decrease was due primarily to a shift in product mix and to a lesser extent increased warranty and sales returns costs. Operating expenses for the quarter ended October 1, 2006 were $36.9 million or 24.4% of net revenue compared to $25.8 million or 23.1% of net revenue for the quarter ended October 2, 2005, in part due to acquired in-process research and development.
     Net income decreased $614,000, or 7.1%, to $8.0 million for the quarter ended October 1, 2006, from $8.6 million for the quarter ended October 2, 2005. This decrease was primarily due to an increase in operating expenses of $11.1 million, including $2.9 million in acquired in-process research and development, and an increase in provision for income taxes of $1.6 million, partially offset by an increase in gross profit of $11.5 million and an increase in interest income of $583,000.

Results of Operations
     The following table sets forth the consolidated statements of operations and the percentage change for the three and nine months ended October 1, 2006, with the comparable reporting period in the preceding year.

	Three Months Ended			Nine Months Ended
	October 1,	Percentage	October 2,	October 1,	Percentage	October 2,
	2006	Change	2005	2006	Change	2005
	(In thousands, except percentage data)			(In thousands, except percentage data)
Net revenue	$151,571	36.2%	$111,317	$409,568	24.9%	$327,845
Cost of revenue	101,013	39.9	72,218	269,085	25.6	214,264

Gross profit	50,558	29.3	39,099	140,483	23.7	113,581

Operating expenses:
Research and development	4,675	36.9	3,414	13,196	37.3	9,611
Sales and marketing	23,522	29.2	18,199	66,944	25.0	53,575
General and administrative	5,762	61.0	3,579	15,176	36.1	11,149
In-process research and development	2,900	**	—	2,900	**	—
Litigation reserves	—	(100.0)	600	—	(100.0)	600

Total operating expenses	36,859	42.9	25,792	98,216	31.1	74,935

Income from operations	13,699	2.9	13,307	42,267	9.4	38,646
Interest income	1,676	53.3	1,093	5,017	81.7	2,761
Other income (expense), net	(315)	0.3	(314)	606	* *	(1,148)

Income before income taxes	15,060	6.9	14,086	47,890	19.0	40,259
Provision for income taxes	7,080	28.9	5,492	20,207	30.3	15,504

Net income	$7,980	(7.1%)	$8,594	$27,683	11.8%	$24,755

**	Percentage change not meaningful as prior period basis is zero or a negative amount.

     The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Net revenue	100%	100%	100%	100%

Cost of revenue	66.6	64.9	65.7	65.4

Gross margin	33.4	35.1	34.3	34.6

Operating expenses:
Research and development	3.1	3.1	3.2	2.9
Sales and marketing	15.6	16.3	16.4	16.3
General and administrative	3.8	3.2	3.7	3.4

In-process research and development	1.9	0.0	0.7	0.0
Litigation reserves	0.0	0.5	0.0	0.2

Total operating expenses	24.4	23.1	24.0	22.8

Income from operations	9.0	12.0	10.3	11.8
Interest income	1.1	1.0	1.2	0.8
Other income (expense), net	(0.2)	(0.3)	0.2	(0.3)

Income before income taxes	9.9	12.7	11.7	12.3
Provision for income taxes	4.6	5.0	4.9	4.7

Net income	5.3%	7.7%	6.8%	7.6%

Quarter Ended October 1, 2006 Compared to Quarter Ended October 2, 2005
Net Revenue

	Three Months Ended
	October 1,	Percentage	October 2,
	2006	Change	2005
	(In thousands, except percentage data)
Net revenue	$151,571	36.2%	$111,317
     Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9 and net changes in deferred revenue.
     Net revenue increased $40.3 million, or 36.2%, to $151.6 million for the quarter ended October 1, 2006, from $111.3 million for the quarter ended October 2, 2005. The increase in net revenue was especially attributable to increased shipments of our products in our broadband and home networking product categories. This growth was most notably driven by increased sales of broadband gateways to carriers and service providers, especially in the United Kingdom. We have also experienced continued growth in our RangeMax line of wireless routers and gateways.
     Marketing expenses that are classified as contra-revenue grew at a slower rate than overall gross sales, which further contributed to the increased net revenue. This is primarily due to increased sales in the carrier and service provider markets, which typically entails less marketing spending. This favorable net revenue impact was partially offset by an increase in historical experience of sales returns.

     In the quarter ended October 1, 2006, net revenue generated within North America, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific was 37.0%, 53.9% and 9.1%, respectively, of our total net revenue. The comparable net revenue for the quarter ended October 2, 2005 was 48.2%, 40.6% and 11.2%, respectively, of our total net revenue. The increase in net revenue over the prior year comparable quarter for each region was 4.6%, 80.7% and 10.4%, respectively. The EMEA increase was especially attributable to growth in the United Kingdom, as sales of wireless broadband internet gateways to carriers in that market grew. The Asia Pacific increase was primarily due to expanded presence in new markets.
Cost of Revenue and Gross Margin

	Three Months Ended
	October 1,	Percentage	October 2,
	2006	Change	2005
	(In thousands, except percentage data)
Cost of revenue	$101,013	39.9%	$72,218
Gross margin percentage	33.4%		35.1%
     Cost of revenue consists primarily of the following: the cost of finished products from our third-party contract manufacturers; overhead costs including purchasing, product planning, inventory control, warehousing and distribution logistics; freight; and warranty costs associated with returned goods and write-downs for excess and obsolete inventory. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including sales returns, changes in net revenues due to changes in average selling prices, end-user customer rebates and other sales incentives, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, freight-in, conversion costs, and charges for excess or obsolete inventory and transitions from older to newer products.
     Cost of revenue increased $28.8 million, or 39.9%, to $101.0 million for the quarter ended October 1, 2006, from $72.2 million for the quarter ended October 2, 2005. In addition, our gross margin decreased to 33.4% for the quarter ended October 1, 2006, from 35.1% for the quarter ended October 2, 2005. This 1.7 point decrease was due primarily to a shift in product mix. Our growth came primarily from increased sales of products carrying lower gross margins to carriers and service providers. We also experienced increased warranty and sales returns costs, as well as higher costs related to inventory reserves and devaluation. This decrease was partially mitigated by certain gross margin improvements. Marketing expenses grew at a relatively slower rate than overall net revenue, resulting in a margin benefit. Additionally, we experienced decreased price protection claims, as well as relatively lower freight and overhead costs.
Operating Expenses
Research and Development

	Three Months Ended
	October 1,	Percentage	October 2,
	2006	Change	2005
	(In thousands, except percentage data)
Research and development expense	$4,675	36.9%	$3,414
Percentage of net revenue	3.1%		3.1%
     Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, tooling design costs, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes and other consulting fees. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to enhance our ability to introduce innovative and easy to use products. We expect to continue to add additional employees in our research and development department. In the future we believe that research and development expenses will increase in absolute dollars as we expand into new networking product technologies, enhance the ease-of-use of our products, and broaden our core competencies.

     Research and development expenses increased $1.3 million, or 36.9%, to $4.7 million for the quarter ended October 1, 2006, from $3.4 million for the quarter ended October 2, 2005. The increase was primarily due to higher salary and related payroll expenses of $583,000 resulting from research and development related headcount growth, including $156,000 related to retention bonuses for certain employees associated with the acquisition of SkipJam Corp. (“SkipJam”). Employee headcount increased by 8% to 57 employees as of October 1, 2006 as compared to 53 employees as of October 2, 2005 due to employees obtained from the acquisition of SkipJam. The increase was also attributable to an increase of $213,000 in certification, tooling, and other development costs related to new product introductions and existing product redesigns. Additionally, stock-based compensation expense increased $259,000 to $331,000 for the quarter ended October 1, 2006, from $72,000 for the quarter ended October 2, 2005, as a result of the adoption of SFAS 123R.
Sales and Marketing

	Three Months Ended
	October 1,	Percentage	October 2,
	2006	Change	2005
	(In thousands, except percentage data)
Sales and marketing expense	$23,522	29.2%	$18,199
Percentage of net revenue	15.6%		16.3%
     Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses. We believe that maintaining and building brand awareness is key to both net revenue growth and maintaining our gross margin. We also believe that maintaining widely available and high quality technical support is key to building and maintaining brand awareness. Accordingly, we expect sales and marketing expenses to increase in absolute dollars in the future, related to the planned growth of our business.
     Sales and marketing expenses increased $5.3 million, or 29.2%, to $23.5 million for the quarter ended October 1, 2006, from $18.2 million for the quarter ended October 2, 2005. Of this increase, $2.8 million was due to increased salary and payroll related expenses as a result of sales and marketing related headcount growth. Employee headcount increased from 146 employees as of October 2, 2005 to 190 employees as of October 1, 2006. More specifically, 26 of the 44 incremental employees relate to expansion in EMEA and Asia Pacific, where sales and marketing employee headcount grew 38% and 15%, respectively. We have continued to expand our geographic market presence with investments in sales resources, and incurred an $813,000 increase in advertising, travel, and promotion expenses related to expanded marketing activities. Outside service fees related to customer service and technical support also increased by $974,000, in support of higher call volumes related to increased units sold. Additionally, stock-based compensation expense increased $302,000 to $359,000 for the quarter ended October 1, 2006, from $57,000 for the quarter ended October 2, 2005, as a result of the adoption of SFAS 123R.
General and Administrative

	Three Months Ended
	October 1,	Percentage	October 2,
	2006	Change	2005
	(In thousands, except percentage data)
General and administrative expense	$5,762	61.0%	$3,579
Percentage of net revenue	3.8%		3.2%
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
     General and administrative expenses increased $2.2 million, or 61.0%, to $5.8 million for the quarter ended October 1, 2006, from $3.6 million for the quarter ended October 2, 2005. The increase was primarily due to higher salary and payroll related expenses of $794,000 due to an increase in general and administrative related headcount. Employee headcount increased by 27% to 65 employees as of October 1, 2006 compared to 51 employees as of October 2, 2005. We also incurred a $615,000 increase in fees for outside professional services, which was in part related to an increase in IT consulting costs, outside tax preparation costs and general legal expenses. Facility costs in part due to our new office in Ireland also increased by $225,000. Additionally, stock-based compensation expense increased $398,000 to $443,000 for the quarter ended October 1, 2006, from $45,000 for the quarter ended October 2, 2005, as a result of the adoption of SFAS 123R.
In-process Research and Development
     During the quarter ended October 1, 2006, we expensed $2.9 million for in-process research and development related to intangible assets purchased in our acquisition of SkipJam. See Note 3 for additional information regarding the acquisition. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. We acquired only one in-process R&D project, which is related to the development of a multimedia product that has not reached technological feasibility and has no alternative use.
     To date, there have been no significant differences between the actual and estimated results of the in-process R&D project. We estimate that we will incur costs of approximately $465,000 to complete the project, of which approximately $200,000 was incurred through October 1, 2006. We expect to complete the project by December 2006 and to benefit from the in-process R&D project in fiscal 2007.
     The development of the acquired technology remains a significant risk due to factors including the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technology can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.
Litigation Reserves
     During the quarter ended October 2, 2005, we recorded a reserve of $600,000 for the estimated costs of adjudication or settlement of a matter which was subsequently settled.
Interest Income and Other Expense, Net

	Three Months Ended
	October 1,	October 2,
	2006	2005
	(In thousands)
Interest income	$1,676	$1,093
Other expense, net	(315)	(314)

Total interest income and other income (expense)	$1,361	$779

     Interest income represents amounts earned on our cash, cash equivalents and short-term investments.
     Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.
     Interest income increased $583,000, or 53.3%, to $1.7 million for the quarter ended October 1, 2006, from $1.1 million for the quarter ended October 2, 2005. The increase in interest income was due to an increase in the average interest rate earned in the third quarter of 2006 as compared to the third quarter of 2005.
     Other expense, net, increased $1,000 to $315,000 for the quarter ended October 1, 2006, from $314,000 for the quarter ended October 2, 2005. The expense in both quarters was primarily attributable to foreign exchange losses experienced due to the strengthening of the U.S. dollar against the Euro and Great Britain Pound.

Provision for Income Taxes
     The provision for income taxes increased $1.6 million, to $7.1 million for the quarter ended October 1, 2006, from $5.5 million for the quarter ended October 2, 2005. The effective tax rate was approximately 47.0% for the quarter ended October 1, 2006 and approximately 39.0% for the quarter ended October 2, 2005. The effective tax rate for both periods differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses. The effective tax rate for the quarter ended October 1, 2006 was also impacted by a non-deductible charge pertaining to in-process research and development as a result of the acquisition of SkipJam.
Net Income
     Net income decreased $614,000, or 7.1%, to $8.0 million for the quarter ended October 1, 2006, from $8.6 million for the quarter ended October 2, 2005. This decrease was primarily due to an increase in operating expenses of $11.1 million, including $2.9 million in acquired in-process research and development, and an increase in provision for income taxes of $1.6 million, partially offset by an increase in gross profit of $11.5 million and an increase in interest income of $583,000.
Nine Months Ended October 1, 2006 Compared to Nine Months Ended October 2, 2005
Net Revenue

	Nine Months Ended
	October 1,	Percentage	October 2,
	2006	Change	2005
	(In thousands, except percentage data)
Net revenue	$409,568	24.9%	$327,845
     Net revenue increased $81.8 million, or 24.9%, to $409.6 million for the nine months ended October 1, 2006, from $327.8 million for the nine months ended October 2, 2005. The increase in net revenue was especially attributable to increased shipments of our products in our broadband and home networking product categories. This growth was most notably driven by increased sales of broadband gateways to carriers and service providers, especially in the United Kingdom. We have also experienced growth in our RangeMax line of wireless routers and gateways, as well as continued strength in G and Super G routers and gateways. Increased sales of new products such as our Storage Central and our Powerline products also contributed significantly to home network revenue growth.
     Marketing expenses that are classified as contra-revenue grew at a slower rate than overall gross sales, which further contributed to the increased net revenue. This is primarily due to increased sales in the carrier and service provider markets, which typically entails less marketing spending. This favorable net revenue impact was partially offset by an increase in historical experience of warranty and sales returns.
     In the nine months ended October 1, 2006, net revenue generated within North America, EMEA and Asia Pacific was 41.3%, 48.4% and 10.3%, respectively, of our total net revenue. The comparable net revenue for the nine months ended October 2, 2005 was 44.8%, 43.3% and 11.9%, respectively, of our total net revenue. The increase in net revenue over the prior year comparable nine months for each region was 15.1%, 39.8% and 7.8%, respectively. The EMEA increase was especially attributable to growth in the United Kingdom, as sales of wireless broadband internet gateways to carriers in that market grew. Additionally, EMEA sales grew significantly in the Benelux region. The Asia Pacific increase was primarily due to expanded presence in new markets.

Cost of Revenue and Gross Margin

	Nine Months Ended
	October 1,	Percentage	October 2,
	2006	Change	2005
	(In thousands, except percentage data)
Cost of revenue	$269,085	25.6%	$214,264
Gross margin percentage	34.3%		34.6%
     Cost of revenue increased $54.8 million, or 25.6%, to $269.1 million for the nine months ended October 1, 2006, from $214.3 million for the nine months ended October 2, 2005. In addition, our gross margin decreased to 34.3% for the nine months ended October 1, 2006, from 34.6% for the nine months ended October 2, 2005. This 0.3 point decrease was due primarily to a shift in product mix. Our growth came primarily from increased sales of products carrying lower gross margins to carriers and service providers. We also experienced increased warranty and sales returns costs, as well as higher costs related to inventory reserves and devaluation. This decrease was partially mitigated by certain gross margin improvements. Marketing expenses grew at a relatively slower rate than overall net revenue, resulting in a margin benefit. Additionally, we experienced decreased price protection claims, as well as relatively lower overhead costs.
Operating Expenses
Research and Development

	Nine Months Ended
	October 1,	Percentage	October 2,
	2006	Change	2005
	(In thousands, except percentage data)
Research and development expense	$13,196	37.3%	$9,611
Percentage of net revenue	3.2%		2.9%
     Research and development expenses increased $3.6 million, or 37.3%, to $13.2 million for the nine months ended October 1, 2006, from $9.6 million for the nine months ended October 2, 2005. The increase was primarily due to a $1.4 million increase in certification, tooling, and other development costs related to new product introductions and existing product redesigns. The increase was also attributable to increased salary and related payroll expenses of $1.3 million resulting from research and development related headcount growth. Employee headcount increased by 8% to 57 employees as of October 1, 2006 as compared to 53 employees as of October 2, 2005 due to employees obtained from the acquisition of SkipJam. Additionally, stock-based compensation expense increased $500,000 to $725,000 for the nine months ended October 1, 2006, from $225,000 for the nine months ended October 2, 2005, as a result of the adoption of SFAS 123R.
Sales and Marketing

	Nine Months Ended
	October 1,	Percentage	October 2,
	2006	Change	2005
	(In thousands, except percentage data)
Sales and marketing expense	$66,944	25.0%	$53,575
Percentage of net revenue	16.4%		16.3%
     Sales and marketing expenses increased $13.3 million, or 25.0%, to $66.9 million for the nine months ended October 1, 2006, from $53.6 million for the nine months ended October 2, 2005. Of this increase, $5.7 million was due to increased salary and payroll related expenses as a result of sales and marketing related headcount growth. Employee headcount increased from 146 employees as of October 2, 2005 to 190 employees as of October 1, 2006. More specifically, 26 of the 44 incremental employees relate to expansion in EMEA and Asia Pacific, where sales and marketing employee headcount grew 38% and 15%, respectively. We have continued to expand our geographic market presence with investments in sales resources. In addition, outside service fees related to customer service and technical support increased by $3.3 million, in support of higher call volumes related to increased units sold. Outbound freight also increased $1.2 million, reflecting our higher sales volume. We also incurred a $1.4 million increase in advertising, travel, and promotion expenses. Additionally, stock-based compensation expense increased $625,000 to $955,000 for the nine months ended October 1, 2006, from $330,000 for the nine months ended October 2, 2005, as a result of the adoption of SFAS 123R.
General and Administrative

	Nine Months Ended
	October 1,	Percentage	October 2,
	2006	Change	2005
	(In thousands, except percentage data)
General and administrative expense	$15,176	36.1%	$11,149
Percentage of net revenue	3.7%		3.4%
     General and administrative expenses increased $4.1 million, or 36.1%, to $15.2 million for the nine months ended October 1, 2006, from $11.1 million for the nine months ended October 2, 2005. The increase was primarily due to higher salary and payroll related expenses of $2.1 million due to an increase in general and administrative related headcount, particularly in the finance area to support an increase in transactional processing due to increased revenue. Employee headcount increased by 27% to 65 employees as of October 1, 2006 compared to 51 employees as of October 2, 2005. We also incurred a $714,000 increase in fees for outside professional services, which was in part related to an increase in IT and tax consulting costs. Facility costs in part due to our new office in Ireland also increased by $481,000. Additionally, stock-based compensation expense increased $868,000 to $1.1 million for the nine months ended October 1, 2006, from $228,000 for the nine months ended October 2, 2005, as a result of the adoption of SFAS 123R.
In-process Research and Development
     During the nine months ended October 1, 2006, we expensed $2.9 million for in-process research and development related to intangible assets purchased in our acquisition of SkipJam. See Note 3 for additional information regarding the acquisition. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. We acquired only one in-process R&D project, which is related to the development of a multimedia product that has not reached technological feasibility and has no alternative use.
     To date, there have been no significant differences between the actual and estimated results of the in-process R&D project. We estimate that we will incur costs of approximately $465,000 to complete the project, of which approximately $200,000 was incurred through October 1, 2006. We expect to complete the project by December 2006 and to benefit from the in-process R&D project in fiscal 2007.
     The development of the acquired technology remains a significant risk due to factors including the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technology can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.
Litigation Reserves
     During the nine months ended October 2, 2005, we recorded a reserve of $600,000 for the estimated costs of adjudication or settlement of a matter which was subsequently settled.

Interest Income and Other Income (Expense), Net

	Nine Months Ended
	October 1,	October 2,
	2006	2005
	(In thousands)
Interest income	$5,017	$2,761
Other income (expense), net	606	(1,148)

Total interest income and other income (expense)	$5,623	$1,613

     Interest income increased $2.2 million, or 81.7%, to $5.0 million for the nine months ended October 1, 2006, from $2.8 million for the nine months ended October 2, 2005. The increase in interest income was a result of an increase in the average balance of cash, cash equivalents and short-term investments, as well as an increase in the average interest rate earned in the first nine months of 2006 as compared to the first nine months of 2005.
     Other income (expense), net, increased $1.7 million to income of $606,000 for the nine months ended October 1, 2006, from an expense of $1.1 million for the nine months ended October 2, 2005. The income of $606,000 was primarily attributable to a foreign exchange gain experienced in the nine months ended October 1, 2006 due to the weakening of the U.S. dollar against the Euro and Great Britain Pound. The expense of $1.1 million was primarily attributable to a foreign exchange loss experienced in the nine months ended October 2, 2005 due to the strengthening of the U.S. dollar against the Euro and Great Britain Pound.
Provision for Income Taxes
     The provision for income taxes increased $4.7 million, to $20.2 million for the nine months ended October 1, 2006, from $15.5 million for the nine months ended October 2, 2005. The effective tax rate was approximately 42.2% for the nine months ended October 1, 2006 and approximately 38.5% for the nine months ended October 2, 2005. The effective tax rate for both periods differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, and other non-deductible expenses. The effective tax rate for the nine months ended October 1, 2006 was also impacted by a non-deductible charge pertaining to in-process research and development as a result of the acquisition of SkipJam.
Net Income
     Net income increased $2.9 million, or 11.8%, to $27.7 million for the nine months ended October 1, 2006, from $24.8 million for the nine months ended October 2, 2005. This increase was primarily due to an increase in gross profit of $26.9 million, an increase in interest income of $2.2 million, and an increase in other income of $1.7 million, partially offset by an increase in operating expenses of $23.3 million, including $2.9 million in acquired in-process research and development, and an increase in provision for income taxes of $4.7 million.
Liquidity and Capital Resources
     As of October 1, 2006, we had cash, cash equivalents and short-term investments totaling $151.1 million. Short-term investments accounted for $108.1 million of this balance.
     Our cash and cash equivalents balance decreased from $90.0 million as of December 31, 2005 to $43.0 million as of October 1, 2006. Operating activities during the nine months ended October 1, 2006 used cash of $17.1 million, which primarily consisted of inventory purchases. Investing activities during the nine months ended October 1, 2006 used $35.9 million primarily for the net purchase of short-term investments of $22.9 million, payments made in connection with our acquisition of SkipJam of $7.6 million, and purchases of property and equipment amounting to $5.4 million. During the nine months ended October 1, 2006, financing activities provided $6.0 million, resulting from the issuance of common stock related to stock option exercises and our employee stock purchase program, as well as the excess tax benefit from exercise of stock options.
     Our days sales outstanding decreased from 77 days as of December 31, 2005 to 71 days as of October 1, 2006.
     Our accounts payable decreased from $38.9 million at December 31, 2005 to $31.1 million at October 1, 2006. The decrease of $7.8 million is due to the timing of purchases and our decision to take advantage of favorable discounts upon prompt payment.

     Inventory increased by $25.9 million from $51.9 million at December 31, 2005 to $77.8 million at October 1, 2006. In the quarter ended October 1, 2006 we experienced annual ending inventory turns of approximately 5.2, down from approximately 6.5 in the quarter ended December 31, 2005.
     We lease office space and equipment under non-cancelable operating leases with various expiration dates through April 2011. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.
     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At October 1, 2006, we had approximately $60.2 million in non-cancelable purchase commitments with suppliers.
Contractual Obligations and Off-Balance Sheet Arrangements
     The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of October 1, 2006 (in thousands):

	Less than	1 — 3	3 — 5
Contractual Obligations	1 Year	Years	Years	Total
Operating leases	$2,236	$1,886	$207	$4,329
Purchase obligations	60,174	—	—	60,174

	$62,410	$1,886	$207	$64,503

     As of October 1, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Critical Accounting Policies and Estimates
     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. Other than the stock-based compensation accounting policy below, our critical accounting policies have not materially changed during the nine months ended October 1, 2006.
     Stock-based compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with APB 25. In March 2005, the SEC issued SAB 107 regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

     Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 4 of the notes to unaudited condensed consolidated financial statements in the Form 10-Q for a further discussion on stock-based compensation.
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
     We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. In the second quarter of 2005 we began to invoice some of our international customers in foreign currencies including but not limited to, the Euro, Great Britain Pound, Japanese Yen and the Australian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies. As of October 1, 2006, we had net receivables in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after tax positive or negative impact of $3.2 million to net income at October 1, 2006.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     NETGEAR v. CSIRO
     In May 2005, we filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (CSIRO), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of our products. CSIRO had asserted that our wireless networking products implementing the IEEE 802.11a and 802.11g wireless LAN standards infringe its patent. In July 2006, United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, CSIRO filed an answer to the complaint, and a motion to transfer the case from the Northern District of California to the Eastern District of Texas. This action is in the preliminary motion stages and no trial date has been set.
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
     We have experienced delays in releasing new products in the past, which resulted in lower quarterly net revenue than expected. In addition, we have experienced, and may in the future experience, product introductions that fall short of our projected rates of market adoption. Any future delays in product development and introduction or product introductions that do not meet broad market acceptance could result in:
•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to our reputation and brand;

•	a decline in the average selling price of our products;

•	adverse reactions in our sales channel, such as reduced shelf space, reduced online product visibility, or loss of sales channel; and

•	increased levels of product returns.
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
If we fail to overcome successfully the challenges associated with profitably growing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.

     We face a number of challenges associated with penetrating the broadband service provider channel that differ from what we have traditionally faced with the other channels. These challenges include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customer service and support demands, competition from established suppliers, pricing pressure resulting in lower gross margins, and our general inexperience in selling to service providers. Orders from service providers are large but sporadic, which results in our carrier revenues fluctuating and challenges our ability to forecast accurately demand from service providers. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Any slowdown in the general economy, over capacity, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.
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
     The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, especially in EMEA, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. Since September 11, 2001, the rate of inspection of international freight by governmental entities has substantially increased, and has become increasingly unpredictable. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue. In addition, if the recent increases in fuel prices were to continue, our transportation costs would likely further increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using air freight to meet unexpected spikes in demand or to bring new product introductions to market quickly. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.
We rely on a limited number of wholesale distributors for most of our sales, and if they refuse to pay our requested prices or reduce their level of purchases, our net revenue could decline.
     We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal quarter ended October 1, 2006, sales to Ingram Micro and its affiliates accounted for 18% of our net revenue and sales to Tech Data and its affiliates accounted for 15% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.
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
     Our future success depends in large part upon the continued services of our key technical, sales, marketing and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. In April 2006, Jonathan R. Mather, our Executive Vice President and Chief Financial Officer, informed us of his intent to leave the company to pursue other opportunities. Mr. Mather’s departure is tentatively scheduled for the end of November 2006. If we are unable to timely hire a replacement Chief Financial Officer prior to Mr. Mather’s planned departure, we may not be able to ensure a smooth transition. All of our executive officers or key employees are at will employees, and we do not maintain any key person life insurance policies. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of the small business and home markets.
Item 6. Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of July 26, 2006, by and among NETGEAR, Inc., SKJM Holdings Corporation, SkipJam Corp., Michael Spilo, Jonathan Daub, Francis Refol, Dennis Aldover and Zhicheng Qiu (1)

10.35	Employment Agreement, effective as of September 5, 2006, by and between NETGEAR, Inc. and Deborah Williams (2)

10.36	Relocation Agreement, effective as of September 5, 2006, by and between NETGEAR, Inc. and Deborah Williams (3)

10.37	Employment Agreement, effective as of September 7, 2006, by and between NETGEAR, Inc. and Thomas Holt (4)

10.38	Relocation Agreement, effective as of September 7, 2006, by and between NETGEAR, Inc. and Thomas Holt (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 27, 2006 with the Securities and Exchange Commission.

(2)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.

(4)	Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.

(5)	Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC. Registrant
/s/ JONATHAN R. MATHER
Jonathan R. Mather
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 13, 2006

Exhibit Index

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of July 26, 2006, by and among NETGEAR, Inc., SKJM Holdings Corporation, SkipJam Corp., Michael Spilo, Jonathan Daub, Francis Refol, Dennis Aldover and Zhicheng Qiu (1)

10.35	Employment Agreement, effective as of September 5, 2006, by and between NETGEAR, Inc. and Deborah Williams (2)

10.36	Relocation Agreement, effective as of September 5, 2006, by and between NETGEAR, Inc. and Deborah Williams (3)

10.37	Employment Agreement, effective as of September 7, 2006, by and between NETGEAR, Inc. and Thomas Holt (4)

10.38	Relocation Agreement, effective as of September 7, 2006, by and between NETGEAR, Inc. and Thomas Holt (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 27, 2006 with the Securities and Exchange Commission.

(2)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.

(4)	Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.

(5)	Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.