Form 10-K
period 2006-12-31
NETGEAR, INC
filed 2007-03-01
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006
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
Common Stock, par value $0.001

Securities registered pursuant to 12(g) of the Act:
None

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 2, 2006, was approximately $643,599,531. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq National Market on June 30, 2006 (the last business day of the Registrant’s most recently completed fiscal second quarter).

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 34,323,928 shares as of February 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

General

We design, develop and market networking products for home users and for small business, which we define as a business with fewer than 250 employees. We are focused on satisfying the ease-of-use, quality, reliability, performance and affordability requirements of these users. Our product offerings enable users to connect and communicate across local area networks and the World Wide Web and share Internet access, peripherals, files, digital multimedia content and applications among multiple personal computers, or PCs, and other Internet-enabled devices. We sell our products primarily through a global sales channel network, which includes traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers. A discussion of factors potentially affecting our operations is set forth in “Risk Factors,” under Part I, Item 1A of this Form 10-K.

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

Retailers.  Our retail channel primarily supplies products that are sold into the home market. We sell directly to, or enter into consignment arrangements with, a number of our traditional retailers. The remaining traditional retailers, as well as our online retailers, are fulfilled through wholesale distributors, the largest of which are Ingram Micro, Inc. and Tech Data Corporation. We work directly with our retail channels on market development activities, such as co-advertising, in-store promotions and demonstrations, instant rebate programs, event sponsorship and sales associate training, as well as establishing “store within a store” websites and banner advertising.

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

We derive the majority of our net revenue from international sales. International sales as a percentage of net revenue grew from 56% in 2005 to 62% in 2006. Sales in Europe, Middle-East and Africa, or EMEA, grew from $200.0 million in 2005 to $298.2 million in 2006, representing an increase of approximately 49% during that period. We continue to penetrate new markets such as Brazil, Eastern Europe, India, and the Middle-East. The table below sets forth our net revenue by major geographic region.

	Year Ended December 31,
		Percentage		Percentage
	2004	Change	2005	Change	2006
	(In thousands, except percentage data)

United States	$186,836	7%	$199,208	11%	$220,440
EMEA	159,615	25%	199,951	49%	298,234
Asia Pacific and rest of world	36,688	38%	50,451	9%	54,896

Total	$383,139	17%	$449,610	28%	$573,570

Revenues from significant customers as a percentage of our total revenues for the years ended December 31, 2004, 2005 and 2006 were as follows:

	Year Ended December 31,
	2004	2005	2006

Ingram Micro, Inc.	27%	25%	19%
Tech Data Corporation	18%	17%	16%

Product Offerings

Our product line consists of wired and wireless devices that enable Ethernet networking, broadband access, and network connectivity. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold.

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

Broadband Access.  Broadband is a transmission medium capable of moving more information and at a higher speed over public networks than traditional narrowband frequencies. Products that enable broadband access include:

•	routers, which are used to connect two networks together, such as the home or office network and the Internet;

•	gateways, or routers with an integrated modem, for Internet access;

•	IP telephony products, used for transmitting voice communications over a network; and

•	wireless gateways, or gateways that include an integrated wireless access point.

Network Connectivity.  Products that enable network connectivity and resource sharing include:

•	wireless access points, which provide a wireless link between a wired network and wireless devices;

•	wireless network interface cards and adapters, which enable devices to be connected to the network wirelessly;

•	media adapters, which connect PCs, stereos, TVs and other equipment to a network;

•	wi-fi phones, which enable users to make voice calls over the Internet;

•	network attached storage, which enables file sharing and remote storage over a local area network; and

•	powerline adapters and bridges, which enable devices to be connected to the network over existing electrical wiring.

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

Our products for the home user are designed with pleasing visual and physical aesthetics that are more desirable in a home environment. For example, our RangeMax series of routers have distinctive blue antenna-indicator LEDs in a circular dome atop a sleek white plastic casing. Our connectivity offerings for use in the home are generally at a lower price than higher security and configurability wireless offerings for the small business market. Our products for facilitating broadband access in the home are available with features such as parental control capabilities and firewall security, to allow for safer, more controlled Internet usage in families with children. Our broadband products designed for the home market also contain advanced installation software that guides a less sophisticated data networking user through the installation process with their broadband service provider, using a graphical user interface and simple point and click operations. Our connectivity product offerings for the home include powerline data transmission modes which allow home users to take advantage of their existing electrical wiring infrastructure for transmitting data among network components.

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

Other current competitors include numerous local vendors such as Siemens Corporation and AVM in Europe, Corega International SA and Melco, Inc./Buffalo Technology in Japan and TP-Link in China, and broadband equipment suppliers such as ARRIS Group, Inc., Motorola, Inc., Sagem Corporation, Scientific Atlanta, a Cisco company, Terayon Communications Systems, Inc., Thomson Corporation and 2Wire, Inc. Our potential competitors include consumer electronics vendors and telecommunications equipment vendors who could integrate networking capabilities into their line of products, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers.

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

Research and Development

As of December 31, 2006, we had 62 employees engaged in research and development. We believe that our success depends on our ability to develop products that meet the changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate new technologies and develop and test new products. Our research and development employees work closely with our technology and manufacturing partners to bring our products to market in a timely, high quality and cost-efficient manner.

We identify and qualify new technologies, and we work closely with our various technology suppliers and manufacturing partners to develop products using one of the two manufacturing methodologies described below.

ODM.  Under the original design manufacturer, or ODM, methodology, which we use for most of our product development activities, we define the product concept and specification and perform the technology selection. We then coordinate with our technology suppliers while they develop the chipsets, software and detailed circuit designs. Once prototypes are completed, we work with our partners to complete the debugging and systems integration and testing. Our ODMs are responsible for conducting all of the regulatory agency approval processes required for each product. After completion of the final tests, agency approvals and product documentation, the product is released for production.

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

Our internal research and development efforts focus on improving the reliability, functionality, cost and performance of our partner’s designs. In addition, we define the industrial design, GUI, documentation and installation process of our products. In August 2006, we acquired SkipJam Corp. (“SkipJam”), a developer of networkable media devices for integrating television into the home network and to the Internet for entertainment content streaming. Our total research and development expenses were $18.4 million in 2006, $12.8 million in 2005 and $10.3 million in 2004.

Manufacturing

Our primary manufacturers are ASUSTek Computer, Inc., Cameo Communications Inc., Delta Networks Incorporated, Gemtek Technology Co., Hon Hai Precision Industry Co., Ltd. (more commonly known as Foxconn Corporation), and SerComm Corporation, all of which are headquartered in Taiwan. The actual manufacturing of our products occurs primarily in mainland China, and is supplemented with manufacturing in Taiwan on a select basis. We distribute our manufacturing among these key suppliers to avoid excessive concentration with a single supplier. In addition to their responsibility for the manufacturing of our products, our manufacturers purchase all necessary parts and materials to produce complete, finished goods. To maintain quality standards for our suppliers, we have established our own product testing and quality organization based in Hong Kong and mainland China. They are responsible for auditing and inspecting product quality on the premises of our ODMs and OEMs.

We currently outsource warehousing and distribution logistics to four third-party providers who are responsible for warehousing, distribution logistics and order fulfillment. In addition, these parties are also responsible for some re-packaging of our products including bundling components to form kits, inserting appropriate documentation and adding power adapters. APL Logistics Americas, Ltd. in City of Industry, California serves the Americas region, Kerry Logistics Ltd. in Hong Kong serves the Asia Pacific region, and Furness Logistics BV and ModusLink BV in the Netherlands serve the EMEA region.

Sales and Marketing

As of December 31, 2006, we had 187 employees engaged in sales and marketing. We work directly with our customers on market development activities, such as co-advertising, in-store promotions and demonstrations, instant rebate programs, event sponsorship and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our product marketing and corporate marketing groups.

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

Our corporate marketing group is responsible for defining and building our corporate brand. The group focuses on defining our mission, brand promise and marketing messages on a worldwide basis. This group also defines the marketing approaches in the areas of advertising, public relations, events, channel programs and our web delivery mechanisms. These marketing messages and approaches are customized for both the small business and home markets through a variety of delivery mechanisms designed to effectively reach end-users in a cost-efficient manner.

We conduct much of our international sales and marketing operations through NETGEAR International, Inc. and NETGEAR International Ltd., our wholly-owned subsidiaries which have formed sales and marketing subsidiaries and branch offices worldwide.

Technical Support

We provide technical support to our customers through a combination of limited number of permanent employees and extensive use of subcontracted, “out-sourcing” resources. Although we design our products to require minimal technical support, if a customer requires assistance, we generally provide free, high-quality technical advice worldwide over the phone and Internet for a specified period of time, generally less than one year. We currently subcontract first level and the majority of second level technical support for our products and as of December 31, 2006, we were utilizing approximately 720 part-time and full-time individuals to answer customers’ technical questions. First level technical support represents the first team member a customer will reach with questions; and, typically, these individuals are able to answer routine technical questions. If they are unable to resolve the issue, the first level support member will forward the customer to our more highly trained second level support group. The most difficult or unique questions are forwarded to NETGEAR employees. This 20 person in-house staff provides the most sophisticated support when customer issues require escalation.

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

In North America, the United Kingdom, South East Asia and Australia, the first and second level technical support in English is provided 24 hours a day, 7 days a week, 365 days a year. Local language support is also available during local business hours in Austria, Switzerland, China, France, Germany, Italy, Japan, Korea, Spain, Thailand, Brazil, Hungary, Russia, the Nordic countries, Belgium and the Netherlands.

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark and trade secret and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold two issued patents that expire between years 2023 and 2025 and currently have a number of pending United States patent applications related to technology and products offered by us. In addition, we rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. We typically retain limited exclusivity over intellectual property we jointly develop with our OEMs and ODMs. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products, including NETGEAR, the NETGEAR logo, the NETGEAR Digital Entertainer logo, the Gear Guy logo, Connect with Innovation, Everybody’s connecting, IntelliFi, ProSafe, RangeMax and Smart Wizard, in the United States and internationally. We have registered several Internet domain names that we use for electronic interaction with our customers including dissemination of product information, marketing programs, product registration, sales activities, and other commercial uses.

Employees

As of December 31, 2006, we had 388 full-time employees, with 207 in sales, marketing and technical support, 62 in research and development, 53 in operations, and 66 in finance, information systems and administration. We also utilize a number of temporary staff, including 15 full-time contractors, to supplement our workforce. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Website Posting of SEC Filings

Our website provides a link to our SEC filings, which are available on the same day such filings are made. The specific location on the website where these reports can be found is http://www.investor.netgear.com/edgar.cfm.  Our website also provides a link to Section 16 filings which are available on the same day as such filings are made.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers (who are subject to Section 16 of the Securities Exchange Act of 1934) as of March 1, 2007.

Name	Age	Position

Patrick C.S. Lo	50	Chairman and Chief Executive Officer
Mark G. Merrill	52	Chief Technology Officer
Michael F. Falcon	50	Senior Vice President of Operations
Christine M. Gorjanc	50	Chief Accounting Officer
Albert Y. Liu	34	Vice President, Legal and Corporate Development
Charles T. Olson	51	Senior Vice President of Engineering
David Soares	40	Senior Vice President of Worldwide Sales and Support
Michael A. Werdann	38	Vice President of Americas Sales
Deborah A. Williams	49	Senior Vice President, Marketing and Chief Marketing Officer

Patrick C.S. Lo has served as our Chairman and Chief Executive Officer since March 2002. From September 1999 to March 2002, he served as our President, and since our inception in 1996 to September 1999, he served as Vice President and General Manager. Mr. Lo joined Bay Networks, a networking company, in August 1995 to launch a division targeting the small business and home markets and established the NETGEAR division in January 1996. From 1983 until 1995, Mr. Lo worked at Hewlett-Packard Company, a computer and test equipment company, where he served in various management positions in software sales, technical support, network product management, sales support and marketing in the United States and Asia, including as the Asia/Pacific marketing director for Unix servers. Mr. Lo received a B.S. degree in Electrical Engineering from Brown University.

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

Michael F. Falcon has served as our Senior Vice President of Operations since March 2006 and Vice President of Operations since November 2002. From September 1999 to November 2002, Mr. Falcon worked at Quantum Corporation, a data technology company, where he served as Vice President of Operations and Supply Chain Management. From April 1999 to September 1999, Mr. Falcon was at Meridian Data, a storage company acquired by Quantum Corporation, where he served as Vice President of Operations. From February 1989 to April 1999, Mr. Falcon was at Silicon Valley Group, a semiconductor equipment manufacturer, where he served as Director of Operations, Strategic Planning and Supply Chain Management. Prior to that, he served in management positions at SCI Systems, an electronics manufacturer, Xerox Imaging Systems, a provider of scanning and text recognition solutions, and Plantronics, Inc., a provider of lightweight communication headsets. Mr. Falcon received a B.A. degree in Economics from the University of California, Santa Cruz and has completed coursework in the M.B.A. program at Santa Clara University.

Christine M. Gorjanc has served as our Chief Accounting Officer since December 2006 and our Vice President, Finance since November 2005. From September 1996 through November 2005, Ms. Gorjanc served as Vice President, Controller, Treasurer and Assistant Secretary for Aspect Communications Corporation, a provider of workforce and customer management solutions. From October 1988 through September 1996, she served as the Manager of Tax for Tandem Computers, Inc., a provider of fault-tolerant computer systems. Prior to that, she served in management positions at Xidex Corporation, a manufacturer of storage devices, and spent eight years in public accounting with a number of accounting firms. Ms. Gorjanc holds a B.A. in Accounting (with honors) from the University of Texas at El Paso, a M.S. in Taxation from Golden Gate University, and is a Certified Public Accountant.

Albert Y. Liu has served as our Vice President, Legal and Corporate Development and Corporate Secretary since March 2006 and our General Counsel and Secretary since October 2004. From March 2004 to October 2004, Mr. Liu consulted as Acting General Counsel and Secretary for Yipes Enterprise Services, Inc., an emerging telecom services company. From May 2000 to June 2004, Mr. Liu worked at Turnstone Systems, Inc., a telecommunications equipment provider, where he served as General Counsel and Secretary, as Director of Human Resources since September 2001 and as a member of the board of directors since November 2003. Prior to that, Mr. Liu practiced corporate and securities law at Sullivan & Cromwell, a leading U.S. law firm, from October 1997 to May 2000. Mr. Liu holds a J.D. from the University of California, Hastings College of the Law, and an A.B. in Political Science and a B.S. in Computer Science from Stanford University.

Charles T. Olson has served as our Senior Vice President of Engineering since March 2006 and our Vice President of Engineering since January 2003. From July 1978 to January 2003, Mr. Olson worked at Hewlett-Packard Company, a computer and test equipment company, where he served as Director of Research and Development for ProCurve networking from 1998 to 2003, as Research and Development Manager for the Enterprise Netserver division from 1997 to 1998, and, prior to that, in various other engineering management roles in Hewlett-Packard’s Unix server and personal computer product divisions. Mr. Olson received a B.S. degree in Electrical Engineering from the University of California, Davis and an M.B.A. from Santa Clara University.

David Soares has served as our Senior Vice President of Worldwide Sales and Support since August 2004. Mr. Soares joined us in January 1998, and served as Vice President of EMEA sales from December 2003 to July 2004, EMEA Managing Director from April 2000 to November 2003, United Kingdom and Nordic Regional Manager from February 1999 to March 2000 and United Kingdom Country Manager from January 1998 to January 1999. Prior to joining us, Mr. Soares was at Hayes Microcomputer Products, a manufacturer of dial-up modems. Mr. Soares attended Ridley College, Ontario Canada.

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

Deborah A. Williams has served as our Senior Vice President, Marketing and Chief Marketing Officer since September 2006. From 1984 through 2005, Ms. Williams worked at Hewlett-Packard Company, a computer and test equipment company, where she held various executive-level marketing positions, most recently as Vice President of Marketing for the Business Imaging and Printing Global Business Unit. Ms. Williams previously served as Vice President of Marketing of the LaserJet Supplies Division, Vice President of Category Operations and Marketing of the Supplies Global Business Unit, Director of Marketing of the DeskJet Printers Division, Director of Consumer Marketing of the European Peripherals Group, and Director of Support of the European Computer Products Sales Unit. Ms. Williams holds a B.A. in Industrial Distribution from Clarkson University, and an M.B.A. from the J.L. Kellogg Graduate School of Management.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in this risk factors section of this Form 10-K and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	our inability to accurately forecast product demand;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products which would adversely impact our margins;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty returns or allowance for doubtful accounts;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	seasonal patterns of higher sales during the second half of our fiscal year, particularly retail-related sales in our fourth quarter;

•	delay or failure of our service provider customers to purchase at the volumes that we forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales in local currency;

•	bad debt exposure as we expand into new international markets; and

•	changes in accounting rules, such as recording expenses for employee stock option grants.

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

We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. Our principal competitors in the small business market include 3Com Corporation, Allied Telesyn International, Dell Computer Corporation, D-Link Systems, Inc., Hewlett-Packard Company, the Linksys division of Cisco Systems and Nortel Networks. Our principal competitors in the home market include Belkin Corporation, D-Link and the Linksys division of Cisco Systems. Our principal competitors in the broadband service provider market include AARIS Group, Inc., Motorola, Inc., Sagem Corporation, Scientific Atlanta, a Cisco company, Terayon Communications Systems, Inc., Thomson Corporation and 2Wire, Inc. Other current and potential competitors include numerous local vendors such as Siemens Corporation and AVM in Europe, Corega International SA, Melco, Inc./Buffalo Technology in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers.

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

Our future success is dependent on the growth in personal computers sales and the acceptance of networking products in the small business and home markets into which we sell substantially all of our products. If the acceptance of networking products in these markets does not continue to grow, we will be unable to increase or sustain our net revenue, and our business will be severely harmed.

We believe that growth in the small business market will depend, in significant part, on the growth of the number of personal computers purchased by these end-users and the demand for sharing data intensive applications, such as large graphic files. We believe that acceptance of networking products in the home will depend upon the availability of affordable broadband Internet access and increased demand for wireless products. Unless these markets continue to grow, our business will be unable to expand, which could cause the value of our stock to decline. Moreover, if networking functions are integrated more directly into personal computers and other Internet-enabled devices, such as electronic gaming platforms or personal video recorders, and these devices do not rely upon external network-enabling devices, sales of our products could suffer. In addition, if the small business or home markets experience a recession or other cyclical effects that diminish or delay networking expenditures, our business growth and profits would be severely limited, and our business could be more severely harmed than those companies that primarily sell to large business customers.

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

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors. A competitor with more extensive product lines and stronger brand identity, such as Cisco Systems, may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer’s Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. If we were unable to maintain and expand our sales channel, our growth would be limited and our business would be harmed.

We must also continuously monitor and evaluate emerging sales channels. If we fail to establish a presence in an important developing sales channel, our business could be harmed.

If we fail to successfully overcome the challenges associated with profitably growing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.

We face a number of challenges associated with penetrating the broadband service provider channel that differ from what we have traditionally faced with the other channels. These challenges include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customer service and support demands, competition from established suppliers, pricing pressure resulting in lower gross margins, and our general inexperience in selling to service providers. Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate wildly and challenges our ability to accurately forecast demand from them. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Any slowdown in the general economy, over capacity, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims.

Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end-user. If our products contain defects or errors, or are found to be noncompliant with industry standards, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. In addition, our reputation and brand could be damaged, and we could face legal claims regarding our products. A successful product liability or other claim could result in negative publicity and harm our reputation, result in unexpected expenses and adversely impact our operating results.

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

Although a significant portion of our international sales are currently invoiced in United States dollars, we have implemented and continue to implement for certain countries both invoicing and payment in foreign currencies. Recently, we have experienced currency exchange gains, however our exposure to adverse foreign currency rate fluctuations will likely increase. We currently do not engage in any currency hedging transactions. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declined in value relative to a local currency, we could be required to pay more in U.S. dollar terms for our expenditures in that market, including salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, we may lose customers if exchange rate fluctuations, currency devaluations or economic crises increase the local currency prices of our products or reduce our customers’ ability to purchase products.

Rising oil prices, unfavorable economic conditions, particularly in Western Europe, and turmoil in the international geopolitical environment may adversely affect our operating results.

We derive a significant percentage of our revenues from international sales, and a deterioration in global economic and market conditions, particularly in Western Europe, may result in reduced product demand, increased price competition and higher excess inventory levels. Turmoil in the global geopolitical environment, including the ongoing tensions in Iraq and the Middle-East, have pressured and continue to pressure global economies. In addition, rising oil prices may result in a reduction in consumer spending and an increase in freight costs to us. If the global economic climate does not improve, our business and operating results will be harmed.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, especially in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. Since September 11, 2001, the rate of inspection of international freight by governmental entities has substantially increased, and has become increasingly unpredictable. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue. In addition, if the increases in fuel prices were to continue, our transportation costs would likely further increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using air freight to meet unexpected spikes in demand or to bring new product introductions to market quickly. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

We rely on a limited number of wholesale distributors for most of our sales, and if they refuse to pay our requested prices or reduce their level of purchases, our net revenue could decline.

We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal year ended December 31, 2006, sales to Ingram Micro and its affiliates accounted for 19% of our net revenue and sales to Tech Data and its affiliates accounted for 16% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

If the redemption rate for our end-user promotional programs is higher than we estimate, then our net revenue and gross margin will be negatively affected.

From time to time we offer promotional incentives, including cash rebates, to encourage end-users to purchase certain of our products. Purchasers must follow specific and stringent guidelines to redeem these incentives or rebates. Often qualified purchasers choose not to apply for the incentives or fail to follow the required redemption guidelines, resulting in an incentive redemption rate of less than 100%. Based on historical data, we estimate an incentive redemption rate for our promotional programs. If the actual redemption rate is higher than our estimated rate, then our net revenue and gross margin will be negatively affected.

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

If we are unable to provide our third-party contract manufacturers a timely and accurate forecast of our component and material requirements, we may experience delays in the manufacturing of our products and the costs of our products may increase.

We provide our third-party contract manufacturers with a rolling forecast of demand, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as wireless local area network chipsets, switching fabric chips, physical layer transceivers, connector jacks and metal and plastic enclosures. If our forecasts are not timely provided or are less than our actual requirements, our contract manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our contract manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our contract manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an over supply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur.

We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to develop, sell, maintain and support technologically advanced products would be limited.

We rely on third parties to obtain non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of most of our products. In these cases, because the intellectual property we license is available from third parties, barriers to entry may be lower than if we owned exclusive rights to the technology we license and use. On the other hand, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third-party technology providers, or if any of these providers unilaterally decide not to do business with us for any reason, our ability to develop and sell products containing that technology would be severely limited. If we are shipping products which contain third party technology that we subsequently lose the right to license, then we will not be able to continue to offer or support those products. Our licenses often require royalty payments or other consideration to third parties. Our success will depend in part on our continued ability to have access to these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially acceptable terms or at all. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This would limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our margins, market share, and operating results could be significantly harmed.

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

International sales comprise a significant amount of our overall net revenue. International sales were 62% of overall net revenue in fiscal 2006. We anticipate that international sales may grow as a percentage of net revenue. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:

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

We are continuing to implement our international reorganization, which is straining our resources and increasing our operating expenses.

We have been reorganizing our foreign subsidiaries and entities to better manage and optimize our international operations. Our implementation of this project requires substantial efforts by our staff and is resulting in increased staffing requirements and related expenses. Failure to successfully execute the reorganization or other factors outside of our control could negatively impact the timing and extent of any benefit we receive from the reorganization. As part of the reorganization, we have been implementing new information technology systems, including new forecasting and order processing systems. If we fail to successfully and timely integrate these new systems, we will suffer disruptions to our operations. Any unanticipated interruptions in our business operations as a result of implementing these changes could result in loss or delay in revenue causing an adverse effect on our financial results.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;

•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors’ growth rates;

•	conditions in the financial markets in general or changes in general economic conditions;

•	interest rate or currency exchange rate fluctuations;

•	our ability to raise additional capital; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

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

Our future success depends in large part upon the continued services of our key technical, sales, marketing and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. In November 2006, Jonathan R. Mather, our former Executive Vice President and Chief Financial Officer, left the company to pursue other opportunities, and we are still in the process of hiring his replacement. We do not maintain any key person life insurance policies. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of the small business and home markets.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our principal administrative, sales, marketing and research and development facilities occupy approximately 74,000 square feet in an office complex in Santa Clara, California, under a lease that expires in December 2007, with a three-year renewal option. Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease entered into in February 2006 and expiring in December 2026. Our international sales personnel reside in local sales offices or home offices in Austria, Australia, Brazil, China, Czech Republic, Denmark, France, Germany, India, Italy, Japan, Korea, Norway, Poland, Russia, Singapore, Spain, Sweden, Switzerland, the Netherlands, the United Arab Emirates, and the United Kingdom. We also have operations personnel using a facility in Hong Kong, which is subleased from our third party logistics provider, Kerry Logistics. We also maintain a research and development facility in Taipei, Taiwan. From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth.

We use third parties to provide warehousing services to us, consisting of facilities in Southern California, Hong Kong and the Netherlands.

Item 3.	Legal Proceedings

The information set forth under Note 6 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted under the symbol “NTGR” on the Nasdaq National Market from July 31, 2003 to July 1, 2006, and on the Nasdaq Global Select Market since then. Prior to that time, there was no public market for our common stock. The following table sets forth for the indicated periods the high and low sales prices for our common stock on the Nasdaq markets. Such information reflects interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2005	High	Low

First Quarter	$19.16	$13.45
Second Quarter	20.78	12.96
Third Quarter	25.73	18.65
Fourth Quarter	24.30	17.52

Fiscal Year Ended December 31, 2006	High	Low

First Quarter	$19.59	$16.64
Second Quarter	25.39	18.40
Third Quarter	21.64	16.92
Fourth Quarter	28.15	20.01

On February 16, 2007, there were 26 stockholders of record.

Company Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, the following information relating to the price performance of our common stock shall not be deemed “filed” with the Commission or “soliciting material” under the 1934 Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from July 31, 2003 (the date our common stock commenced trading on the Nasdaq National Market) through December 31, 2006 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

	July 31, 2003	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
NETGEAR, Inc.	$100.00	$90.39	$102.66	$108.82	$148.39
NASDAQ Computer Index	$100.00	$116.78	$120.58	$123.89	$131.51
NASDAQ Composite Index	$100.00	$115.47	$125.38	$127.11	$139.21

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under our compensation plans as of December 31, 2006.

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders(1)	4,048,457	$14.37	1,911,861
Equity compensation plans not approved by security holder	—	—	—

(1)	These plans include our 2000 Stock Option Plan, 2003 Stock Plan, 2006 Long Term Incentive Plan, 2006 Stand-Alone Stock Option Agreement, and 2003 Employee Stock Purchase Plan.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with, the consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

We derived the selected consolidated statement of operations data for the years ended December 2004, 2005, and 2006 and the selected consolidated balance sheet data as of December 31, 2005 and 2006 from our audited consolidated financial statements appearing elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2002 and 2003 and the selected consolidated balance sheet data as of December 31, 2002, 2003 and 2004 from our audited consolidated financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net revenue	$237,331	$299,302	$383,139	$449,610	$573,570
Cost of revenue(2)	177,116	215,460	260,318	297,911	379,911

Gross profit	60,215	83,842	122,821	151,699	193,659

Operating expenses:
Research and development(2)	7,665	8,674	10,316	12,837	18,443
Sales and marketing(2)	32,968	49,678	62,247	71,345	91,881
General and administrative(2)	8,970	9,453	14,905	14,559	20,905
In-process research and development	—	—	—	—	2,900
Litigation reserves	—	—	—	802	—

Total operating expenses	49,603	67,805	87,468	99,543	134,129

Income from operations	10,612	16,037	35,353	52,156	59,530
Interest income	119	364	1,593	4,104	6,974
Interest expense	(1,240)	(901)	—	—	—
Extinguishment of debt	—	(5,868)	—	—	—
Other income (expense)	(19)	(59)	(560)	(1,770)	2,495

Income before taxes	9,472	9,573	36,386	54,490	68,999
Provision for (benefit from) income taxes	1,333	(3,524)	12,921	20,867	27,867

Net income	8,139	13,097	23,465	33,623	41,132
Deemed dividend on preferred stock	(17,881)	—	—	—	—

Net income (loss) attributable to common stockholders	$(9,742)	$13,097	$23,465	$33,623	$41,132

Net income (loss) per share attributable to common stockholders:
Basic(1)	$(0.46)	$0.55	$0.77	$1.04	$1.23

Diluted(1)	$(0.46)	$0.49	$0.72	$0.99	$1.19

(1)	Information regarding calculation of per share data is described in Note 4 of the Notes to Consolidated Financial Statements.

(2)	Stock-based compensation expense was allocated as follows:

Cost of revenue	$144	$128	$163	$147	$430
Research and development	306	454	400	293	1,119
Sales and marketing	346	715	733	375	1,405
General and administrative	867	476	391	249	1,551

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

	December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$19,880	$73,605	$141,715	$173,656	$197,465
Working capital	13,753	130,755	180,696	230,416	280,877
Total assets	93,851	205,146	300,238	356,297	437,904
Total current liabilities	76,396	70,207	115,044	120,293	143,482
Redeemable convertible preferred stock	48,052	—	—	—	—
Total stockholders’ equity (deficit)	(30,597)	134,939	185,194	236,004	294,422

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

Business Overview

We design, develop and market innovative networking products that address the specific needs of small business and home users. We define small business as a business with fewer than 250 employees. We are focused on satisfying the ease-of-use, reliability, performance and affordability requirements of these users. Our product offerings enable users to share Internet access, peripherals, files, digital multimedia content and applications among multiple personal computers, or PCs, and other Internet-enabled devices.

Our product line consists of wired and wireless devices that enable Ethernet networking, broadband access, and network connectivity. These products are available in multiple configurations to address the needs of our end-users in each geographic region in which our products are sold.

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, DMRs, VARs, and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, CompUSA, Costco, Fry’s Electronics, Radio Shack, Staples, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), and FNAC (France). Online retailers include Amazon.com, Newegg.com and Buy.com. Our DMRs include Dell, CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators in domestic markets and cable and DSL operators internationally. Some of these retailers and resellers purchase directly from us while most are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.

We have well developed channels in the United States and Europe, Middle-East and Africa, or EMEA, and are building a strong presence in the Asia Pacific region. We derive the majority of our net revenue from international sales. International sales as a percentage of net revenue grew from 56% in 2005 to 62% in 2006. Sales in EMEA grew from $200.0 million in 2005 to $298.2 million in 2006, representing an increase of approximately 49% during that period. We continue to penetrate new markets such as Brazil, Eastern Europe, India, and the Middle-East.

Our net revenue grew 27.6% during the year ended December 31, 2006, primarily attributable to higher sales of DSL gateway and powerline products to new and existing service provider customers, especially in Europe, as well as continued strength in our RangeMax wireless router product line.

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

Our gross margin improved to 33.8% for the year ended December 31, 2006 from 33.7% for the year ended December 31, 2005. Our gross margin improvement was primarily due to decreased marketing costs and improved vendor rebates, offset by increased sales of products carrying lower gross margins to service providers. Operating expenses for the year ended December 31, 2006 were $134.1 million or 23.4% of net revenue and $99.5 million or 22.1% of net revenue for the year ended December 31, 2005.

Net income increased $7.5 million, to $41.1 million for the year ended December 31, 2006 from $33.6 million for the year ended December 31, 2005. This increase was due to an increase in gross profit of $42.0 million and an increase in interest and other income of $7.1 million, offset by an increase in operating expenses of $34.6 million and an increase in provision for income taxes of $7.0 million.

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

Revenue Recognition

Revenue from product sales is recognized at the time the product is shipped provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for some of our customers, title passes to the customer upon delivery to the port or country of destination, upon their receipt of the product, or upon the customer’s resale of the product. At the end of each fiscal quarter, we estimate and defer revenue related to product where title has not transferred. The revenue continues to be deferred until such time that title passes to the customer. The amount and timing of our revenue for any period could be materially different if our management made different judgments and estimates.

Allowances for Product Warranties, Returns due to Stock Rotation, Price Protection, Sales Incentives and Doubtful Accounts

Our standard warranty obligation to our direct customers generally provides for a right of return of any product for a full refund in the event that such product is not merchantable or is found to be damaged or defective. At the time revenue is recognized, an estimate of future warranty returns is recorded to reduce revenue in the amount of the expected credit or refund to be provided to the our direct customers. At the time we record the reduction to revenue related to warranty returns, we include within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. Our standard warranty obligation to end-users provides for repair or replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. The estimated cost associated with fulfilling the warranty obligation to end-users is recorded in cost of revenue. Because our products are manufactured by contract manufacturers, in certain cases we have recourse to the contract manufacturer for replacement or credit for the defective products. We give consideration to amounts recoverable from our contract manufacturers in determining our warranty liability. Our estimated allowances for product warranties can vary from actual results and we may have to record additional revenue reductions or charges to cost of revenue which could materially impact our financial position and results of operations.

In addition to warranty-related returns, certain distributors and retailers generally have the right to return product for stock rotation purposes. Every quarter, stock rotation rights are generally limited to 10% of invoiced sales to the distributor or retailer in the prior quarter. Upon shipment of the product, we reduce revenue for an estimate of potential future stock rotation returns related to the current period product revenue. We analyze historical returns, channel inventory levels, current economic trends and changes in customer demand for our products when evaluating the adequacy of the allowance for sales returns, namely stock rotation returns. Our estimated allowances for returns due to stock rotation can vary from actual results and we may have to record additional revenue reductions which could materially impact our financial position and results of operations.

Sales incentives provided to customers are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”. Under these guidelines, we accrue for sales incentives as a marketing expense if we receive an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction of revenues. Our estimated provisions for sales incentives can vary from actual results and we may have to record additional expenses or additional revenue reductions dependent on the classification of the sales incentive.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly perform credit evaluations of our customers’ financial condition and consider factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts is reviewed monthly and adjusted if necessary based on our assessments of our customers’ ability to pay. If the financial condition of our customers should deteriorate or if actual defaults are higher than our historical experience, additional allowances may be required, which could have an adverse impact on operating expenses.

Valuation of Inventory

We value our inventory at the lower of cost or market, cost being determined using the first-in, first-out method. We continually assess the value of our inventory and will periodically write down its value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. On a quarterly basis, we review inventory quantities on hand and on order under non-cancelable purchase commitments, including consignment inventory, in comparison to our estimated forecast of product demand for the next nine months to determine what inventory, if any, are not saleable. Our analysis is based on the demand forecast but takes into account market conditions, product development plans, product life expectancy and other factors. Based on this analysis, we write down the affected inventory value for estimated excess and obsolescence charges. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As demonstrated during prior years, demand for our products can fluctuate significantly. If actual demand is lower than our forecasted demand and we fail to reduce our manufacturing accordingly, we could be required to write down additional inventory, which would have a negative effect on our gross margin.

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. As of December 31, 2006, we believe that all of our deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

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

Results of Operations

The following table sets forth the consolidated statements of operations and the percentage change from the preceding year for the periods indicated:

	Year Ended December 31,
		Percentage		Percentage
	2004	Change	2005	Change	2006
	(In thousands, except percentage data)

Net revenue	$383,139	17.3%	$449,610	27.6%	$573,570
Cost of revenue	260,318	14.4	297,911	27.5	379,911

Gross profit	122,821	23.5	151,699	27.7	193,659

Operating expenses:
Research and development	10,316	24.4	12,837	43.7	18,443
Sales and marketing	62,247	14.6	71,345	28.8	91,881
General and administrative	14,905	(2.3)	14,559	43.6	20,905
In-process research and development	—	**	—	**	2,900
Litigation reserves	—	**	802	(100.0)	—

Total operating expenses	87,468	13.8	99,543	34.7	134,129

Income from operations	35,353	47.5	52,156	14.1	59,530
Interest income	1,593	157.6	4,104	69.9	6,974
Other income (expense), net	(560)	216.1	(1,770)	**	2,495

Income before income taxes	36,386	49.8	54,490	26.6	68,999
Provision for income taxes	12,921	61.5	20,867	33.5	27,867

Net income	$23,465	43.3%	$33,623	22.3%	$41,132

**	Percentage change not meaningful as prior year basis is zero or a negative amount.

The following table sets forth the consolidated statements of operations, expressed as a percentage of net revenue, for the periods presented:

	Year Ended December 31,
	2004	2005	2006

Net revenue	100%	100%	100%
Cost of revenue	67.9	66.3	66.2

Gross margin	32.1	33.7	33.8

Operating expenses:
Research and development	2.7	2.8	3.2
Sales and marketing	16.3	15.9	16.0
General and administrative	3.9	3.2	3.7
In-process research and development	0.0	0.0	0.5
Litigation reserves	0.0	0.2	0.0

Total operating expenses	22.9	22.1	23.4

Income from operations	9.2	11.6	10.4
Interest income	0.4	0.9	1.2
Other income (expense), net	(0.1)	(0.4)	0.4

Income before income taxes	9.5	12.1	12.0
Provision for income taxes	3.4	4.6	4.8

Net income	6.1%	7.5%	7.2%

Net Revenue

	Year Ended December 31,
		Percentage		Percentage
	2004	Change	2005	Change	2006
	(In thousands, except percentage data)

Net revenue	$383,139	17.3%	$449,610	27.6%	$573,570

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection and sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9 and net changes in deferred revenue. Sales incentives include advertising, cooperative marketing programs, end-caps, instant rebates and mail-in rebates.

2006 Net Revenue Compared to 2005 Net Revenue

Net revenue increased $124.0 million, or 27.6%, to $573.6 million for the year ended December 31, 2006, from $449.6 million for the year ended December 31, 2005. We continued to experience our seasonal pattern of higher net revenues in the second half of the year. The increase in revenue was especially attributable to higher sales of DSL gateway and powerline products to new and existing service provider customers, especially in Europe. The majority of these incremental sales specifically included our wireless gateway customized for major service provider British Sky Broadcasting in the United Kingdom, with shipments of wireless gateways and powerline products to other service providers further improving revenue.

Sales were further enhanced by the first full year of RangeMax wireless router sales to the home market. We introduced our RangeMax family of products, which included performance-enhancing Multiple-In Multiple-Out (MIMO) technology, during 2005, and the market has continued to embrace this key product line throughout the year. We expect the RangeMax family to remain strong in the coming year, and anticipate continuing our recent trend of increased sales of customized wireless gateways to service providers, both domestically and abroad. We also anticipate new products such as our wireless-N routers, Skype wi-fi phones, and Gigabit smart switches to drive revenue in the near future.

Sales incentives that are classified as contra-revenue grew at a slower rate than overall gross sales, which further contributed to the increased net revenue. This is primarily due to increased sales to the service provider markets, which typically require less marketing spending. This favorable net revenue impact was partially offset by an increase in sales returns compared to historical return rates.

For the year ended December 31, 2006 revenue generated in the United States, EMEA and Asia Pacific and rest of world was 38.4%, 52.0% and 9.6%, respectively. The comparable net revenue for the year ended December 31, 2005 was 44.3%, 44.5% and 11.2%, respectively. The increase in net revenue over the prior year for each region was 10.7%, 49.2% and 8.8%, respectively.

2005 Net Revenue Compared to 2004 Net Revenue

Net revenue increased $66.5 million, or 17.3%, to $449.6 million for the year ended December 31, 2005, from $383.1 million for the year ended December 31, 2004. We continued to experience our seasonal pattern of higher net revenues in the second half of the year. The increase in revenue was especially attributable to higher sales of wireless LAN products to the home market, especially the new RangeMax family of products and continued strength in G and Super-G products, as well as increased gross shipments of our broadband gateways. These revenue increases were partially offset by increases in allowances for sales incentives associated with increased retail product sales.

We were able to slow down the pace of erosion in our average selling prices on our relatively older products in 2005 in part due to our new “minimum advertised price” policy with our U.S. retailers, as well as a general slowdown in competitive pricing pressures.

End-user customer rebates and other sales incentives which are classified as reductions in net revenue increased in 2005, especially in the latter half of 2005 when we took advantage of significant strategic joint promotion opportunities with our biggest retail partners both in the U.S. and in Europe. For example, we co-marketed our new RangeMax family of products with U.S. national retailers using a unified advertising campaign involving ad circulars and new end-cap displays. These increases in spending combined with higher use of end-user customer rebates impacted our revenue growth.

For the year ended December 31, 2005 revenue generated in the United States, EMEA and Asia Pacific and rest of world was 44.3%, 44.5% and 11.2%, respectively. The comparable net revenue for the year ended December 31, 2004 was 48.8%, 41.6% and 9.6%, respectively. The increase in net revenue over the prior year for each region was 6.6%, 25.3% and 37.5%, respectively.

Cost of Revenue and Gross Margin

	Year Ended December 31,
		Percentage		Percentage
	2004	Change	2005	Change	2006
		(In thousands, except percentage data)

Cost of revenue	$260,318	14.4%	$297,911	27.5%	$379,911
Gross margin percentage	32.1%		33.7%		33.8%

Cost of revenue consists primarily of the following: the cost of finished products from our third-party contract manufacturers; overhead costs including purchasing, product planning, inventory control, warehousing and distribution logistics; inbound freight; and warranty costs associated with returned goods and write-downs for excess and obsolete inventory. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including sales returns, changes in net revenues due to changes in average selling prices, sales incentives, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight, conversion costs, and charges for excess or obsolete inventory and transitions from older to newer products.

Cost of revenue increased $82.0 million, or 27.5%, to $379.9 million for the year ended December 31, 2006, from $297.9 million for the year ended December 31, 2005. Our gross margin improved to 33.8% for the year ended December 31, 2006, from 33.7% for the year ended December 31, 2005.

Our gross margin is impacted by our sales incentives that are recorded as a reduction in revenue which grew at a relatively slower rate than overall net revenue, as most of our revenue increases relate to sales to service providers, which involve significantly lower sales incentive expenses. Additionally, we experienced decreased price protection claims, as well as relatively lower inbound freight during the year, as we were able to shift the mix of inbound shipments from our suppliers from more costly air freight to lower cost sea freight due to better supply chain planning. Furthermore, rebates from vendors were significantly higher in 2006. While we do not expect this higher level of rebates to continue in the future, we anticipate lower costs on these products.

These improvements were almost entirely offset by a number of factors. Incremental sales in 2006 came primarily from increased sales of products carrying lower gross margins to service providers. We also experienced increased warranty and sales returns costs, driven primarily by a higher scrap rate of warranty return units and an increase in reserves taken for future returns based on the increase in returns volume during the year. We also experienced higher costs related to inventory reserves and devaluation.

Additionally, stock-based compensation expense increased $283,000 to $430,000 for the year ended December 31, 2006, from $147,000 for the year ended December 31, 2005, as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

Cost of revenue increased $37.6 million, or 14.4%, to $297.9 million for the year ended December 31, 2005 from $260.3 million for the year ended December 31, 2004. Our gross margin improved to 33.7% for the year ended December 31, 2005, from 32.1% for the year ended December 31, 2004, an increase of 1.6 percentage points. This increase was due primarily to a favorable shift in product mix and our product costs decreasing relatively more quickly than sales prices, offset by an increase in end-user customer rebates and other sales incentives, which reduce revenue along with increased inbound freight and conversion costs.

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

Additionally, stock-based compensation expense decreased $16,000 to $147,000 for the year ended December 31, 2005, from $163,000 for the year ended December 31, 2004.

Operating Expenses

Research and development expense

	Year Ended December 31,
		Percentage		Percentage
	2004	Change	2005	Change	2006
		(In thousands, except percentage data)

Research and development expense	$10,316	24.4%	$12,837	43.7%	$18,443
Percentage of net revenue	2.7%		2.8%		3.2%

Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, tooling design costs, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes and other consulting fees. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to enhance our ability to introduce innovative and easy to use products. We expect to continue to add additional employees in our research and development department. In the future we believe that research and development expenses will increase in absolute dollars as we expand into new product technologies, enhance the ease-of-use of our products, and broaden our core competencies.

Research and development expenses increased $5.6 million, or 43.7%, to $18.4 million for the year ended December 31, 2006, from $12.8 million for the year ended December 31, 2005. The increase was primarily due to higher salary and related payroll expenses of $2.1 million resulting from research and development related headcount growth, including $486,000 related to retention bonuses for certain employees associated with the acquisition of SkipJam. Employee headcount increased by 15% to 62 employees as of December 31, 2006 as compared to 54 employees as of December 31, 2005, in part due to employees obtained from the acquisition of SkipJam. The increase was also attributable to an increase of $2.1 million in engineering costs. These costs were incurred to improve the quality of our small business products. Additionally, stock-based compensation expense increased $826,000 to $1.1 million for the year ended December 31, 2006, from $293,000 for the year ended December 31, 2005, as a result of the adoption of SFAS 123R.

Research and development expenses increased $2.5 million, or 24.4%, to $12.8 million for the year ended December 31, 2005, from $10.3 million for the year ended December 31, 2004. The increase was primarily due to increased salary and payroll related expenses of $2.4 million resulting from research and development related headcount growth. Employee headcount increased by 35% to 54 employees as of December 31, 2005 as compared to 40 employees as of December 31, 2004. These headcount increases were primarily due to the expansion of our research and development facility in Taiwan and expansion of our focus on the broadband service provider market which often requires additional certifications and testing. Additionally, stock-based compensation expense decreased $107,000 to $293,000 for the year ended December 31, 2005, from $400,000 for the year ended December 31, 2004.

Sales and marketing expense

	Year Ended December 31,
		Percentage		Percentage
	2004	Change	2005	Change	2006
	(In thousands, except percentage data)

Sales and marketing expense	$62,247	14.6%	$71,345	28.8%	$91,881
Percentage of net revenue	16.3%		15.9%		16.0%

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

Sales and marketing expenses increased $20.6 million, or 28.8%, to $91.9 million for the year ended December 31, 2006, from $71.3 million for the year ended December 31, 2005. We note that sales and marketing expenses grew in line with revenue growth. Of this increase, $9.4 million was due to increased salary and payroll related expenses as a result of sales and marketing related headcount growth and increased commissions earned in EMEA due to substantial revenue growth. Employee headcount increased from 157 employees as of December 31, 2005 to 207 employees as of December 31, 2006. More specifically, 46 of the 50 incremental employees relate to expansion in EMEA and Asia Pacific, which represents our continued geographic expansion and increasing sales staffing in these regions. For example, we established a Technical Support Center in our Ireland office, which accounted for 7 new individuals. Outside service fees related to customer service and technical support also increased by $4.9 million, in support of higher call volumes related to increased units sold. We also incurred a $1.7 million increase in advertising, travel, and promotion expenses related to our expansion of marketing activities into new geographies. Outbound freight increased $1.6 million, reflecting our higher sales volume. Marketing costs classified as operating expenses remained relatively constant, as the majority of incremental marketing expenses related to rebates and other items classified as contra-revenue. Additionally, stock-based compensation expense increased $1.0 million to $1.4 million for the year ended December 31, 2006, from $375,000 for the year ended December 31, 2005, as a result of the adoption of SFAS 123R.

Sales and marketing expenses increased $9.1 million, or 14.6%, to $71.3 million for the year ended December 31, 2005, from $62.2 million for the year ended December 31, 2004. Of this increase, $5.1 million was due to product promotion, including intensified in-store staffing and training programs, advertising, and outside technical support expenses, all in support of increased volume. In addition, salary and related expenses for additional sales and marketing personnel increased by $2.7 million as a result of sales and marketing related headcount growth from 125 employees as of December 31, 2004 to 157 employees as of December 31, 2005. We attributed 28 of the 32 incremental employee additions to expansion in EMEA and Asia Pacific, where sales and marketing employee headcount grew 46% and 35%, respectively. The increase was also attributable to additional allocated overhead costs such as facilities and information systems costs amounting to $851,000, which reflects sales and marketing’s larger relative headcount growth rate and correspondingly higher share of overhead costs. Additionally, stock-based compensation expense decreased $358,000 to $375,000 for the year ended December 31, 2005, from $733,000 for the year ended December 31, 2004.

General and administrative expense

	Year Ended December 31,
		Percentage		Percentage
	2004	Change	2005	Change	2006
	(In thousands, except percentage data)

General and administrative expense	$14,905	−2.3%	$14,559	43.6%	$20,905
Percentage of net revenue	3.9%		3.2%		3.7%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for bad debts, and other corporate expenses. We expect general and administrative costs to increase in absolute dollars related to the general growth of the business, continued international expansion, and increased investments in infrastructure such as a new enterprise resource planning system.

General and administrative expenses increased $6.3 million, or 43.6%, to $20.9 million for the year ended December 31, 2006, from $14.6 million for the year ended December 31, 2005. The increase was primarily due to higher salary and payroll related expenses of $3.3 million due to an increase in general and administrative related headcount. Employee headcount increased by 25% to 66 employees as of December 31, 2006 compared to 53 employees as of December 31, 2005. Of the incremental 13 additions, 8 personnel were hired into accounting and finance departments in our new Ireland office. We also incurred a $1.4 million increase in fees for outside professional services, which was in part related to an increase in IT consulting costs, tax consulting and general legal expenses. Additionally, stock-based compensation expense increased approximately $1.4 million to $1.6 million for the year ended December 31, 2006, from $249,000 for the year ended December 31, 2005, as a result of the adoption of SFAS 123R.

General and administrative expenses decreased approximately $300,000, or 2.3%, to $14.6 million for the year ended December 31, 2005, from $14.9 million for the year ended December 31, 2004. This decrease was primarily due to a decrease in fees for professional services aggregating $1.7 million and a decrease in net allocated overhead such as information systems costs aggregating $588,000, offset by an increase in employee related costs of $2.1 million. The decrease in fees for professional services resulted from decreases in consulting, outsourced accounting fees and legal fees, and costs associated with initial Sarbanes-Oxley 404 compliance documentation in 2004. The increase in employee related costs resulted from an increase in general and administrative related headcount, particularly in the finance area to support an increase in transactional processing due to increased revenue. Employee headcount increased by 43% to 53 employees as of December 31, 2005 as compared to 37 employees as of December 31, 2004. The decrease in net allocated overhead reflects the general and administrative function’s slower headcount growth rate relative to other functional areas. Additionally, stock-based compensation expense decreased $142,000 to $249,000 for the year ended December 31, 2005, from $391,000 for the year ended December 31, 2004.

In-process research and development

During the year ended December 31, 2006, we expensed $2.9 million for in-process research and development related to intangible assets purchased in our acquisition of SkipJam. See Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding the acquisition. In-process R&D is expensed upon an acquisition because technological feasibility has not been established and no future alternative uses exist. We acquired only one in-process R&D project, which is related to the development of a multimedia product that had not reached technological feasibility and had no alternative use. We incurred costs of approximately $725,000 to complete the project, of which approximately $575,000 was incurred through December 31, 2006. We completed the project in February 2007.

Litigation reserves

During the year ended December 31, 2005, we recorded an allowance of $802,000 for the estimated costs of settlement for the Zilberman v. NETGEAR lawsuit. The lawsuit was settled on May 26, 2006, and no material additional costs were incurred. No litigation reserves were recorded in the year ended December 31, 2006.

Interest income and other income (expense)

	Year Ended December 31,
	2004	2005	2006
		(In thousands)

Interest income	$1,593	$4,104	$6,974
Other income (expense), net	(560)	(1,770)	2,495

Total interest income and other income (expense)	$1,033	$2,334	$9,469

Interest income represents amounts earned on our cash, cash equivalents and short-term investments.

Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

Interest income increased $2.9 million, or 69.9%, to $7.0 million for the year ended December 31, 2006, from $4.1 million for the year ended December 31, 2005. The increase in interest income was a result of an increase in the average interest rate earned.

Other income (expense), net, increased to income of $2.5 million for the year ended December 31, 2006, from an expense of $1.8 million for the year ended December 31, 2005. The income of $2.5 million was primarily attributable to a net foreign exchange gain experienced in the year ended December 31, 2006 due to the weakening of the U.S. dollar against the Euro, the Great Britain Pound, and the Australian Dollar. The expense of $1.8 million in the year ended December 31, 2005 was primarily attributable to a net foreign exchange loss experienced due to the strengthening of the U.S. dollar against the Euro, Great Britain Pound and the Australian Dollar.

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

Provision for Income Taxes

Provision for income taxes increased $7.0 million, resulting in a provision of $27.9 million for the year ended December 31, 2006, from a provision of $20.9 million for the year ended December 31, 2005. The effective tax rate was approximately 40% for the year ended December 31, 2006 and approximately 38% for the year ended December 31, 2005. The effective tax rate for both periods differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, other non-deductible expenses, and tax credits. The effective tax rate for the year ended December 31, 2006 was also impacted by non-deductible charges pertaining to in-process research and development as a result of the acquisition of SkipJam.

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

Net Income

Net income increased $7.5 million, to $41.1 million for the year ended December 31, 2006 from $33.6 million for the year ended December 31, 2005. This increase was due to an increase in gross profit of $42.0 million and an increase in interest and other income of $7.1 million, offset by an increase in operating expenses of $34.6 million and an increase in provision for income taxes of $7.0 million.

Net income increased $10.1 million, to $33.6 million for the year ended December 31, 2005 from $23.5 million for the year ended December 31, 2004. This increase was primarily due to an increase in gross profit of $28.9 million, offset by an increase in operating expenses of $12.0 million and an increase in provision for income taxes of $8.0 million.

Liquidity and Capital Resources

As of December 31, 2006 we had cash, cash equivalents and short-term investments totaling $197.5 million.

Our cash and cash equivalents balance decreased from $90.0 million as of December 31, 2005 to $87.7 million as of December 31, 2006. Our short-term investments, which represent the investment of funds available for current operations, increased from $83.7 million as of December 31, 2005 to $109.7 million as of December 31, 2006. Operating activities during the year ended December 31, 2006 generated cash of $23.1 million primarily due to an increase in net income. Investing activities during the year ended December 31, 2006 used $37.7 million, which includes the net purchase of short-term investments of $24.2 million, purchases of property and equipment amounting to $5.9 million, and payments made in connection with our acquisition of SkipJam of $7.6 million. During the year ended December 31, 2006, financing activities provided $12.3 million, primarily resulting from the issuance of our common stock upon exercise of stock options and our employee stock purchase program.

Our days sales outstanding decreased from 77 days as of December 31, 2005 to 66 days as of December 31, 2006.

Our accounts payable increased from $38.9 million at December 31, 2005 to $39.8 million at December 31, 2006.

Inventory increased by $26.0 million from $51.9 million at December 31, 2005 to $77.9 million at December 31, 2006. Ending inventory turns decreased, from approximately 6.5 turns in the quarter ended December 31, 2005, to 5.7 turns in the quarter ended December 31, 2006.

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

Backlog

As of December 31, 2006, we had a backlog of approximately $42.7 million compared to approximately $15.7 million as of December 31, 2005. Our backlog consists of products for which customer purchase orders have been received and which are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with little or no penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net sales for any succeeding period.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table describes our commitments to settle non-cancelable lease and purchase commitments as of December 31, 2006.

	Less Than 1			More Than
	Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)

Operating leases	$2,371	$2,016	$1,053	$3,214	$8,654
Purchase obligations	$55,227	$—	$—	$—	$55,227

	$57,598	$2,016	$1,053	$3,214	$63,881

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense was $1.3 million for the year ended December 31, 2004, $1.5 million for the year ended December 31, 2005 and $2.2 million for the year ended December 31, 2006. The terms of some of the office leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31-45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. At December 31, 2006, we had $55.2 million in non-cancelable purchase commitments with suppliers.

As part of our acquisition of SkipJam, we agreed to pay up to $1.4 million in cash contingent on the continued employment of certain former SkipJam employees with us. These payments will be recorded as compensation expense over a two-year period. During the year ended December 31, 2006, we have recorded $486,000 of additional compensation expense pursuant to this agreement, and expect to pay up to $933,000 over the remaining life of this agreement.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for recent accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year.

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. In the second quarter of 2005 we began to invoice some of our international customers in foreign currencies including, but not limited to, the Euro, Great Britain Pound, Japanese Yen and the Australian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies. As of December 31, 2006, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after tax positive or negative impact of $2.6 million to net income at December 31, 2006.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In conducting its evaluation, the Company used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006 as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of NETGEAR, Inc.:

We have completed integrated audits of NETGEAR, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of NETGEAR, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 of the Notes to Consolidated Financial Statements, in accordance with the adoption of SFAS 123R, the Company changed the manner in which it accounts for share-based compensation in the year ended December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 1, 2007

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$90,002	$87,736
Short-term investments	83,654	109,729
Accounts receivable, net	104,269	119,601
Inventories	51,873	77,932
Deferred income taxes	11,503	13,415
Prepaid expenses and other current assets	9,408	15,946

Total current assets	350,709	424,359
Property and equipment, net	4,702	6,568
Intangibles, net	—	975
Goodwill	558	3,800
Other non-current assets	328	2,202

Total assets	$356,297	$437,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,912	$39,818
Accrued employee compensation	7,743	11,803
Other accrued liabilities	66,279	75,909
Deferred revenue	4,304	8,215
Income taxes payable	3,055	7,737

Total current liabilities	120,293	143,482
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized in 2005 and 2006; none outstanding in 2005 or 2006	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized in 2005 and 2006; shares issued and outstanding: 32,963,596 in 2005 and 33,960,506 in 2006	33	33
Additional paid-in capital	204,754	221,487
Deferred stock-based compensation	(468)	—
Cumulative other comprehensive loss	(90)	(5)
Retained earnings	31,775	72,907

Total stockholders’ equity	236,004	294,422

Total liabilities and stockholders’ equity	$356,297	$437,904

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share data)

Net revenue	$383,139	$449,610	$573,570
Cost of revenue(1)	260,318	297,911	379,911

Gross profit	122,821	151,699	193,659

Operating expenses:
Research and development(1)	10,316	12,837	18,443
Sales and marketing(1)	62,247	71,345	91,881
General and administrative(1)	14,905	14,559	20,905
In-process research and development	—	—	2,900
Litigation reserves	—	802	—

Total operating expenses	87,468	99,543	134,129

Income from operations	35,353	52,156	59,530
Interest income	1,593	4,104	6,974
Other income (expense), net	(560)	(1,770)	2,495

Income before income taxes	36,386	54,490	68,999
Provision for income taxes	12,921	20,867	27,867

Net income	$23,465	$33,623	$41,132

Net income per share:
Basic	$0.77	$1.04	$1.23

Diluted	$0.72	$0.99	$1.19

Weighted average shares outstanding used to compute net income per share:
Basic	30,441	32,351	33,381

Diluted	32,626	33,939	34,553

(1) Stock-based compensation expense was allocated as follows:
Cost of revenue	$163	$147	$430
Research and development	400	293	1,119
Sales and marketing	733	375	1,405
General and administrative	391	249	1,551

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2005 and 2006

					Cumulative	Retained
			Additional	Deferred	Other	Earnings
	Common Stock		Paid-in	Stock-Based	Comprehensive	(Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Total
	(In thousands, except share data)

Balance at December 31, 2003	28,618,969	28	164,459	(4,248)	13	(25,313)	134,939
Comprehensive income:
Unrealized loss on short-term investments	—	—	—	—	(20)	—	(20)
Net income	—	—	—	—	—	23,465	23,465

Total comprehensive income	—	—	—	—	—	—	23,445

Reversal of deferred stock-based compensation	—	—	(678)	678	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,688	—	—	1,688
Exercise of common stock options	2,796,428	3	12,965	—	—	—	12,968
Issuance of common stock under employee stock purchase plan	39,217	—	381	—	—	—	381
Tax benefit from exercise of stock options	—	—	11,773	—	—	—	11,773

Balance at December 31, 2004	31,454,614	31	188,900	(1,882)	(7)	(1,848)	185,194
Comprehensive income:
Unrealized loss on short-term investments	—	—	—	—	(83)	—	(83)
Net income	—	—	—	—	—	33,623	33,623

Total comprehensive income	—	—	—	—	—	—	33,540

Reversal of deferred stock-based compensation	—	—	(350)	350	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,064	—	—	1,064
Exercise of common stock options	1,422,123	2	8,101	—	—	—	8,103
Issuance of common stock under employee stock purchase plan	86,859	—	1,002	—	—	—	1,002
Tax benefit from exercise of stock options	—	—	7,101	—	—	—	7,101

Balance at December 31, 2005	32,963,596	33	204,754	(468)	(90)	31,775	236,004
Comprehensive income:
Unrealized gain on short-term investments	—	—	—	—	85	—	85
Net income	—	—	—	—	—	41,132	41,132

Total comprehensive income	—	—	—	—	—	—	41,217

Reversal of deferred stock-based compensation	—	—	(468)	468	—	—	—
Stock-based compensation expense	—	—	4,505	—	—	—	4,505
Exercise of common stock options	932,928	—	7,433	—	—	—	7,433
Issuance of common stock under employee stock purchase plan	63,982	—	1,100	—	—	—	1,100
Tax benefit from exercise of stock options	—	—	4,163	—	—	—	4,163

Balance at December 31, 2006	33,960,506	$33	$221,487	$—	$(5)	$72,907	$294,422

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Cash flows from operating activities:
Net income	$23,465	$33,623	$41,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,593	3,069	7,078
Amortization (accretion) of investment purchase premiums (discounts)	210	(1,373)	(1,835)
Non-cash stock-based compensation	1,688	1,064	4,505
Income tax benefit associated with stock option exercises	11,773	7,101	4,163
Excess tax benefit from stock-based compensation	—	—	(3,806)
Deferred income taxes	(2,419)	(356)	(3,252)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(8,037)	(22,066)	(15,332)
Inventories	(14,291)	1,684	(26,059)
Prepaid expenses and other current assets	(2,492)	(1,358)	(6,582)
Accounts payable	21,850	(13,830)	906
Accrued employee compensation	1,663	2,209	4,060
Other accrued liabilities	19,667	15,313	9,497
Deferred revenue	(237)	2,160	3,911
Income taxes payable	1,894	(604)	4,682

Net cash provided by operating activities	57,327	26,636	23,068

Cash flows from investing activities:
Purchases of short-term investments	(451,287)	(124,471)	(173,191)
Proceeds from maturities of short-term investments	420,494	117,873	149,036
Purchase of property and equipment	(2,546)	(4,193)	(5,918)
Payments made in connection with business acquisition	—	—	(7,600)

Net cash used in investing activities	(33,339)	(10,791)	(37,673)

Cash flows from financing activities:
Proceeds from exercise of stock options	12,968	8,103	7,433
Proceeds from issuance of common stock under employee stock purchase plan	381	1,002	1,100
Excess tax benefit from stock-based compensation	—	—	3,806

Net cash provided by financing activities	13,349	9,105	12,339

Net increase (decrease) in cash and cash equivalents	37,337	24,950	(2,266)
Cash and cash equivalents, at beginning of period	27,715	65,052	90,002

Cash and cash equivalents, at end of period	$65,052	$90,002	$87,736

Supplemental cash flow information:
Cash paid for income taxes	$3,297	$14,728	$22,284

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies:

The Company

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company designs, develops and markets networking products for small business, which the Company defines as a business with fewer than 250 employees, and home users. The Company focuses on satisfying the ease-of-use, quality, reliability, performance and affordability requirements of these users. The Company’s product offerings enable users to share Internet access, peripherals, files, digital multimedia content and applications among multiple personal computers, or PCs, and other Internet-enabled devices. The Company sells products primarily through a global sales channel network, which includes traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company believes that there is minimal credit risk associated with the investment of its cash and cash equivalents and short-term investments, due to the high quality financial institutions which manage the Company’s investments, and the restrictions placed on the type of investment that can be entered into under the Company’s investment policy.

The Company’s customers are primarily distributors as well as retailers and broadband service providers who sell the products to a large group of end-users. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company regularly performs credit evaluations of the Company’s customers’ financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect customers’ ability to pay, and, generally, requires no collateral from its customers.

The following table summarizes the percentage of the Company’s total accounts receivable represented by customers with balances in excess of 10% of its total accounts receivable as of December 31, 2005 and 2006.

	December 31,
	2005	2006

Ingram Micro, Inc.	21%	12%
Tech Data Corporation	15%	12%
Best Buy Co., Inc.	17%	15%

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued employee compensation and other accrued liabilities approximate their fair values due to their short maturities. See Note 3 for disclosures regarding the fair value of the Company’s short-term investments.

Inventories

Inventories consist primarily of finished goods which are valued at the lower of cost or market, with cost being determined using the first-in, first-out method. The Company writes down its inventories based on estimated excess and obsolete inventories determined primarily by future demand forecasts. At the point of loss recognition, a new,

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Goodwill and intangibles

The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets” and performs an annual goodwill impairment test. For purposes of impairment testing, the Company has determined that it has only one reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimates of fair value of the Company are based on the best information available as of the date of the assessment, which primarily includes the Company’s market capitalization and incorporates management assumptions about expected future cash flows.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to four years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

Product warranties

The Company provides for estimated future warranty obligations at the time revenue is recognized. The Company’s standard warranty obligation to its direct customers generally provides for a right of return of any product for a full refund in the event that such product is not merchantable or is found to be damaged or defective. At the time revenue is recognized, an estimate of future warranty returns is recorded to reduce revenue in the amount of the expected credit or refund to be provided to its direct customers. At the time the Company records the reduction to revenue related to warranty returns, the Company includes within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. The Company’s standard warranty obligation to its end-users provides for repair or replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

failures. The estimated cost associated with fulfilling the Company’s warranty obligation to end-users is recorded in cost of revenue. Because the Company’s products are manufactured by contract manufacturers, in certain cases the Company has recourse to the contract manufacturer for replacement or credit for the defective products. The Company gives consideration to amounts recoverable from its contract manufacturers in determining its warranty liability. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the consolidated balance sheets, are as follows (in thousands):

	Year Ended December 31,
	2005	2006

Balance as of beginning of year	$10,766	$11,845
Provision for warranty liability made during the year	25,087	45,459
Settlements made during the year	(24,008)	(36,005)

Balance at end of year	$11,845	$21,299

Revenue recognition

Revenue from product sales is recognized at the time the product is shipped provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for some of the Company’s customers, title passes to the customer upon delivery to the port or country of destination, upon their receipt of the product, or upon the customer’s resale of the product. At the end of each fiscal quarter, the Company estimates and defers revenue related to product where title has not transferred. The revenue continues to be deferred until such time that title passes to the customer.

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

The Company records estimated reductions to revenues for sales incentives at the later of when the related revenue is recognized or when the program is offered to the customer or end consumer.

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and handling costs associated with inbound freight are included in cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $6.4 million, $6.7 million and $8.3 million in the years ended December 31, 2004, 2005 and 2006 respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $11.9 million, $14.5 million and $15.3 million in the years ended December 31, 2004, 2005 and 2006, respectively.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The valuation provisions of SFAS 123R also apply to grants that are modified after January 1, 2006. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the option vesting term of four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 7 for a further discussion on stock-based compensation.

Comprehensive income

Under SFAS 130, “Reporting Comprehensive Income,” the Company is required to display comprehensive income and its components as part of the financial statements. The Company has displayed its comprehensive income as part of the Consolidated Statements of Stockholders’ Equity.

Foreign currency translation

The Company’s functional currency is the U.S. dollar for all of its international subsidiaries. Foreign currency transactions of international subsidiaries are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. Expenses are remeasured at average exchange rates in effect during each period, except for expenses related to non-monetary assets, which are remeasured at historical exchange rates. Revenue is remeasured at the daily rate in effect as of the date the order ships. Gains and losses arising from foreign currency transactions are included in net income and were net losses of $560,000 and $1.8 million for the years ended December 31, 2004 and 2005, respectively, and a net gain of $2.5 million for the year ended December 31, 2006.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF Issue No. 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF Issue No. 06-3 on the consolidated financial statements.

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006, and did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on the consolidated financial statements.

Note 2 — Business Acquisition:

On August 1, 2006, the Company completed the acquisition of SkipJam Corp. (“SkipJam”), a developer of networkable media devices for home entertainment and control. The Company believes the acquisition enhances its strategically important digital home entertainment and control business by strengthening the Company’s ability to expand its multimedia product portfolio. The aggregate purchase price was $7.6 million, paid in cash.

The results of SkipJam’s operations have been included in the consolidated financial statements since the date of acquisition. The historical results of SkipJam prior to the acquisition were not material to the Company’s results of operations.

The accompanying consolidated financial statements reflect total consideration of approximately $7.7 million, consisting of cash, and other costs directly related to the acquisition as follows (in thousands):

Purchase price	$7,600
Direct acquisition costs	133

Total consideration	$7,733

In accordance with the purchase method of accounting, the Company allocated the total purchase price to tangible assets, liabilities and identifiable intangible assets based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair values assigned to identifiable intangible assets acquired were estimated with the assistance of an independent valuation firm. Purchased intangibles are amortized on a straight-line basis over their respective useful lives. The total allocation of the purchase price is as follows (in thousands):

Fair Value on
August 1, 2006

Prepaid expenses and other current assets	$6
Intangibles	4,000
Goodwill	3,243
Non-current deferred income taxes	484

Total purchase price allocation	$7,733

$2.9 million of the $4.0 million in acquired intangible assets was designated as in-process research and development (“in-process R&D”). In-process R&D is expensed upon an acquisition because technological feasibility has not been established and no future alternative uses exist. The Company acquired only one in-process

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R&D project, which is related to the development of a multimedia product that had not reached technological feasibility and had no alternative use.

The fair value assigned to in-process R&D was determined using the income approach, under which the Company considered the importance of products under development to the Company’s overall development plans, estimated the costs to develop the purchased in-process R&D into commercially viable products, estimated the resulting net cash flows from the products when completed and discounted the net cash flows to their present values. The Company used a discount rate of 35% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the products’ development and success as well as the products’ stage of completion. The estimates used in valuing in-process R&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results. The Company incurred costs of approximately $725,000 to complete the project, of which approximately $575,000 was incurred through December 31, 2006. The Company completed the project in February 2007.

$1.0 million of the $4.0 million in acquired intangible assets was designated as core technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated royalty savings attributable to the core technology. This $1.0 million will be amortized over its four year useful life.

The remaining acquired intangible assets consist of non-competition agreements of $100,000, with a two year useful life. None of the goodwill recorded as part of the SkipJam acquisition will be deductible for income tax purposes.

Of the $1.1 million in total intangibles subject to amortization, $125,000 was expensed by the Company in the year ended December 31, 2006.

As part of the acquisition, the Company has also agreed to pay up to $1.4 million in cash contingent on the continued employment of certain SkipJam employees with the Company. These payments will be recorded as compensation expense over a two-year period. During the year ended December 31, 2006, the Company recorded $486,000 of additional compensation expense pursuant to this agreement.

Note 3 — Balance Sheet Components (in thousands):

Available-for-sale short-term investments consist of the following:

	December 31,
	2005			2006
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Loss	Fair Value	Cost	Loss	Fair Value

Government Securities	$83,744	$(90)	$83,654	$109,734	$(5)	$109,729

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable and related allowances consist of the following:

	December 31,
	2005	2006

Gross accounts receivable	$113,005	$132,651

Less: Allowance for doubtful accounts	(1,295)	(1,727)
Allowance for sales returns	(5,985)	(8,129)
Allowance for price protection	(1,456)	(3,194)

Total allowances	(8,736)	(13,050)

Accounts receivable, net	$104,269	$119,601

Inventories consist of the following:

	December 31,
	2005	2006

Finished goods	$51,873	$77,932

Property and equipment, net, consists of the following:

	December 31,
	2005	2006

Computer equipment	$4,514	$6,101
Furniture, fixtures and leasehold improvements	1,407	2,150
Software	4,523	6,805
Machinery	4,174	5,646
Construction in progress	1,090	554

	15,708	21,256
Less: Accumulated depreciation and amortization	(11,006)	(14,688)

	$4,702	$6,568

Depreciation and amortization expense pertaining to property and equipment in 2004, 2005 and 2006 was $2.6 million, $3.1 million and $4.0 million, respectively.

Other accrued liabilities consist of the following:

	December 31,
	2005	2006

Sales and marketing programs	$39,126	$38,058
Warranty obligation	11,845	21,299
Freight	5,814	4,073
Other	9,494	12,479

Other accrued liabilities	$66,279	$75,909

Note 4 — Net Income Per Share:

Basic Earnings Per Share (“EPS”) is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased using the proceeds from the assumed exercise of stock options.

Potentially dilutive common shares include outstanding stock options and unvested restricted stock awards, which are reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.

Net income per share for the years ended December 31, 2004, 2005 and 2006 are as follows (in thousands, except per share data):

	Year Ended December 31,
	2004	2005	2006

Net income	$23,465	$33,623	$41,132

Weighted average shares outstanding:
Basic	30,441	32,351	33,381
Options and awards	2,185	1,588	1,172

Total diluted	32,626	33,939	34,553

Basic net income per share	$0.77	$1.04	$1.23

Diluted net income per share	$0.72	$0.99	$1.19

Anti-dilutive common stock options totalling 416,280, 131,560 and 675,953 were excluded from the weighted average shares outstanding for the diluted per share calculation for 2004, 2005 and 2006, respectively.

Note 5 — Income Taxes:

Income before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006

United States	$32,743	$50,127	$52,501
International	3,643	4,363	16,498

Total	$36,386	$54,490	$68,999

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006

Current:
U.S. Federal	$13,110	$16,766	$21,362
State	1,197	2,799	2,965
Foreign	1,033	1,658	6,719

	15,340	21,223	31,046

Deferred:
U.S. Federal	(2,427)	(860)	(780)
State	8	504	100
Foreign	—	—	(2,499)

	(2,419)	(356)	(3,179)

Total	$12,921	$20,867	$27,867

Net deferred tax assets consist of the following (in thousands):

	December 31,
	2005	2006

Deferred Tax Assets:
Accruals and allowances	$11,503	$13,302
Net operating loss carryforwards	—	859
Depreciation	328	801
Stock-based compensation	—	899
Other	—	113

	11,831	15,974
Deferred Tax Liabilities:
Acquired intangible assets	—	(395)
Unremitted earnings of foreign subsidiaries	—	(11)

	—	(406)

Net deferred tax assets	$11,831	$15,568

Current portion	$11,503	$13,415
Non-current portion	328	2,153

Net deferred tax assets	$11,831	$15,568

Management’s judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. In management’s judgment it is more likely than not that such assets will be realized in the future as of December 31, 2006, and as such no valuation allowance has been recorded against the Company’s deferred tax assets.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2004	2005	2006

Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	2.3	3.5	2.8
Stock-based compensation	(2.3)	0.0	0.8
In-process research and development	0.0	0.0	1.4
Tax credits	(2.3)	(0.6)	(0.6)
Permanent and other items	2.8	0.4	1.0

Provision for income taxes	35.5%	38.3%	40.4%

Income tax benefits in the amount of $11.8 million, $7.1 million and $4.2 million related to the exercise of stock options were credited to additional paid-in capital during the years ended December 31, 2004, 2005 and 2006, respectively.

The Company has $2.5 million of acquired federal net operating losses from its acquisition of SkipJam as of December 31, 2006. Use of these losses is subject to annual limitation under Internal Revenue Code Section 382. These losses expire in different years beginning in fiscal 2023.

Note 6 — Commitments and Contingencies:

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

Under the terms of the settlement, the Company (i) issued each eligible class member a promotional code which may be used to purchase a new wireless product from the Company’s online store, www.buynetgear.com, at a 15% discount during the redemption period; (ii) included a disclaimer regarding wireless signal rates on the Company’s wireless products packaging and user’s manuals and in the Company’s press releases and advertising that reference wireless signal rates; (iii) donated $25,000 worth of the Company’s products to a local, not-for-profit charitable organization to be chosen by the Company; and (iv) agreed to pay, subject to court approval, up to $700,000 in attorneys’ fees and costs.

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and small business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company adopted FSP SFAS 143-1, “Accounting for Electronic Equipment Waste Obligations”, in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for fiscal 2005 and fiscal 2006. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

Employments Agreements

The Company has signed various employment agreements with key executives pursuant to which if their employment is terminated without cause, the employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer) and up to 26 weeks (for other key executives), and such employees will continue to have stock options vest for up to a one year period following the termination. If the termination, without cause, occurs within one year of a change in control, the officer is entitled to two years acceleration of any unvested portion of his or her stock options.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

The Company leases office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended, December 31, 2004, 2005 and 2006 was $1.3 million, $1.5 million, and $2.2 million, respectively. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,

2007	2,371
2008	1,298
2009	718
2010	544
2011	509
2012 and thereafter	3,214

Total minimum lease payments	$8,654

Guarantees and Indemnifications

The Company has entered into various inventory related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At December 31, 2006, the Company had $55.2 million in non-cancelable purchase commitments with suppliers. The Company expects to sell all products for which it has committed purchases from suppliers.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.

In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.

Note 7 — Stock-Based Compensation:

At December 31, 2006, the Company had five stock-based employee compensation plans as described below. The total compensation expense related to these plans was approximately $4.5 million for the year ended December 31, 2006. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for the year ended December 31, 2006 also includes stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The valuation provisions of SFAS 123R also apply to grants that are modified after January 1, 2006.

The Company recognizes these compensation costs net of the estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate for the year ended December 31, 2006 based on its historical experience.

As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the year ended December 31, 2006 was $4.0 million and $3.0 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.09. Total stock-based compensation cost capitalized in inventory was less than $0.1 million for the year ended December 31, 2006.

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma table below reflects net income and basic and diluted net income per share for the years ended December 31, 2004 and 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows (in thousands, except per share data):

	Year Ended
	December 31,
	2004	2005

Net income, as reported	$23,465	$33,623
Add:
Employee stock-based compensation included in reported net income	1,687	1,064
Less:
Total employee stock-based compensation determined under fair value method, net of taxes(1)	(4,329)	(9,684)

Pro forma net income	$20,823	$25,003

Basic net income per share:
As reported	$0.77	$1.04

Pro forma	$0.68	$0.77

Diluted net income per share:
As reported	$0.72	$0.99

Pro forma	$0.64	$0.74

(1)	Of the 1,144,050 options granted during the year ended December 31, 2005, 964,100 were sales-restricted options that vested immediately on grant. These options had a fair value of $6.1 million, net of taxes. No such options were granted in 2004.

As of December 31, 2006, the Company has the following share-based compensation plans:

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

2003 Stock Plan

In April 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2003 Plan may be either incentive stock options or nonqualified stock options. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, directors

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and consultants. The Company has reserved 750,000 shares of Common Stock plus any shares which were reserved but not issued under the 2000 Plan as of the date of the approval of the 2003 Plan. The number of shares which were reserved but not issued under the 2000 Plan that were transferred to the Company’s 2003 Plan were 615,290, which when combined with the shares reserved for the Company’s 2003 Plan total 1,365,290 shares reserved under the Company’s 2003 Plan as of the date of transfer. Any options cancelled under either the 2000 Plan or the 2003 Plan are returned to the pool available for grant. As of December 31, 2006, 143,209 shares were reserved for future grants under the Company’s 2003 Plan.

Options under the 2003 Plan may be granted for periods of up to ten years and at prices no less than the estimated fair value of the common stock on the date of grant as determined by the closing sales price for such stock as quoted on any established stock exchange or a national market system, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the shares on the date of grant and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. To date, options granted generally vest over four years, with the first tranche vesting at the end of twelve months and the remaining shares underlying the option vesting monthly over the remaining three years. In fiscal 2005, certain options granted under the 2003 Plan immediately vested and were exercisable on the date of grant, and the shares underlying such options were subject to a resale restriction which expires at a rate of 25% per year.

2006 Long Term Incentive Plan

In April 2006, the Company adopted the 2006 Long Term Incentive Plan (the “2006 Plan”), which was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders on May 23, 2006. The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards and other stock awards, to eligible directors, employees and consultants of the Company. The Company has reserved 2,500,000 shares of Common Stock for issuance under the 2006 Plan. Any options cancelled under the 2006 Plan are returned to the pool available for grant. As of December 31, 2006, 1,458,710 shares were reserved for future grants under the 2006 Plan.

Options granted under the 2006 Plan may be either incentive stock options or nonqualified stock options. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, directors and consultants. Options may be granted for periods of up to ten years and at prices no less than the estimated fair value of the common stock on the date of grant as determined by the closing sales price for such stock as quoted on any established stock exchange or a national market system, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the shares on the date of grant and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the 2006 Plan generally vest over four years, with the first tranche vesting at the end of twelve months and the remaining shares underlying the option vesting monthly over the remaining three years.

Stock appreciation rights may be granted under the 2006 Plan subject to the terms specified by the plan administrator, provided that the term of any such right may not exceed ten (10) years from the date of grant. The exercise price generally cannot be less than the fair market value of the Company’s common stock on the date the stock appreciation right is granted.

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the event of a change in control of the Company, all awards under the 2006 Plan vest in full and all outstanding performance shares and performance units will be paid out upon transfer.

2006 Stand-Alone Stock Option Agreement

In August 2006, the Company reserved for and granted a 300,000 share nonqualified stock option in connection with the hiring of a key executive. In the event of a change in control of the Company, this option vests in full.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Prior to January 1, 2006, employees were able to purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. As of January 1, 2006, the Company changed the ESPP such that employees will purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is now determined at the purchase date and there is no longer a look-back period, the Company recognizes the expense based on the 15% discount at purchase. For the year ended December 31, 2006, ESPP compensation expense was $206,000.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on a combination of the historical volatility of the Company’s stock as well as the historical volatility of certain of the Company’s industry peers’ stock.

	Stock Options
	Year Ended			ESPP
	December 31,			Year Ended December 31,
	2004	2005	2006	2004	2005

Expected life (in years)	4.0	4.0	4.9	0.5	0.5
Risk-free interest rate	2.81%	3.85%	4.74%	1.39%	2.93%
Expected volatility	52%	56%	59%	52%	55%
Dividend yield	—	—	—	—	—
Weighted average fair value of grants	$5.47	$8.01	$12.05	$4.11	$5.21

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity under the Company’s Stock Option Plans is set forth as follows:

	December 31, 2004		December 31, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of year	6,561,693	$5.39	4,147,089	$7.00
Options granted	614,602	13.60	1,147,050	17.22
Options exercised	(2,796,428)	4.64	(1,378,373)	5.77
Options cancelled	(232,778)	7.41	(242,079)	9.41

Outstanding at end of year	4,147,089	7.00	3,673,687	10.49

Options exercisable at end of year	2,644,063	5.29	2,959,255	9.82

Options outstanding under the stock option plans as of December 31, 2005 and changes during the year ended December 31, 2006 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (In Years)	Value
				(In thousands)

Options outstanding at December 31, 2005	3,673,687	$10.49
Options granted	1,326,490	22.06
Options exercised	(932,928)	7.97
Options cancelled	(132,792)	16.60

Options outstanding at December 31, 2006	3,934,457	$14.79	7.13	$45,148

Options exercisable and expected to vest at December 31, 2006	3,843,643	$14.64	7.08	$44,650

Options exercisable at December 31, 2006	2,386,728	$10.86	5.72	$36,732

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2004, 2005 and 2006 was $30.9 million, $18.7 million, and $15.1 million, respectively. Total fair value of options expensed for the year ended December 31, 2006 was $3.2 million, net of tax.

The total fair value of options vested during the years ended December 31, 2004, 2005, and 2006 was $1.9 million, $1.1 million, and $2.8 million, respectively.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information regarding stock options outstanding under the Company’s Stock Option Plans as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(In Years)	Price	Outstanding	Price

$ 1.29 - $ 2.99	81,888	2.6	$1.29	81,888	$1.29
$ 3.00 - $ 5.99	830,138	3.4	$4.53	830,138	$4.53
$ 6.00 - $ 8.99	205,495	4.8	$7.54	202,521	$7.53
$ 9.00 - $11.99	183,536	7.0	$10.12	121,156	$10.35
$12.00 - $14.99	253,812	7.3	$13.86	187,127	$13.80
$15.00 - $17.99	658,928	7.4	$15.69	564,417	$15.57
$18.00 - $20.99	954,158	9.1	$19.42	335,519	$19.51
$21.00 - $23.99	430,012	9.2	$22.44	63,962	$21.23
$24.00 - $26.39	336,490	10.0	$26.39	0	N/A

$ 1.29 - $26.39	3,934,457	7.1	$14.79	2,386,728	$10.86

As of December 31, 2006, $15.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.72 years.

Cash received from option exercises and purchases under the ESPP for the year ended December 31, 2006 was $8.5 million. The actual excess tax benefit recognized for the tax deduction arising from the exercise of stock-based compensation awards for the year ended December 31, 2006 totaled $4.2 million.

Nonvested restricted stock awards as of December 31, 2006 and changes during the year ended December 31, 2006 were as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested outstanding at December 31, 2005	—	$—
Granted	114,000	22.52
Vested	—	—
Forfeited	—	—

Nonvested outstanding at December 31, 2006	114,000	$22.52

As of December 31, 2006, $1.9 million of total unrecognized compensation cost related to nonvested restricted stock awards is expected to be recognized over a weighted-average period of 1.59 years.

Note 8 — Segment Information, Operations by Geographic Area and Customer Concentration:

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. By this definition, the Company operates in one business segment, which comprises the development, marketing and sale of networking products for the small business and home markets. The Company’s primary headquarters and a significant portion of its operations are located in the United States. The Company also conducts sales, marketing, customer service activities and certain distribution

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

center activities through several small sales offices in Europe, Middle-East and Africa (EMEA) and Asia as well as outsourced distribution centers.

For reporting purposes revenue is attributed to each geography based on the geographic location of the customer. Net revenue by geography comprises gross revenue less such items as sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9, sales returns and price protection, which reduce gross revenue.

Geographic information

Net revenue by geographic location is as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

United States	$186,836	$199,208	$220,440
United Kingdom	60,585	76,456	151,026
Germany	51,304	52,869	55,104
EMEA (excluding UK and Germany)	47,726	70,626	92,104
Asia Pacific and rest of the world	36,688	50,451	54,896

	$383,139	$449,610	$573,570

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	December 31,
	2005	2006

United States	$4,378	$4,878
EMEA	42	592
Asia Pacific and rest of the world	282	1,098

	$4,702	$6,568

Customer concentration (as a percentage of net revenue):

	Year Ended December 31,
	2004	2005	2006

Ingram Micro, Inc.	27%	25%	19%
Tech Data Corporation	18%	17%	16%

Note 9 — Employee Benefit Plan:

In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. The Company contributes an amount equal to 50% of the employee contributions up to a maximum of $1,500 per calendar year per employee. The Company contributed and expensed $279,000, $361,000 and $473,000 related to the NETGEAR 401(k) Plan in the years ended December 31, 2004, 2005 and 2006, respectively.

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

	April 2, 2006	July 2, 2006	October 1, 2006	December 31, 2006

Net revenue	$127,259	$130,738	$151,571	$164,002
Gross profit	$44,548	$45,377	$50,558	$53,176
Provision for income taxes	$6,714	$6,413	$7,080	$7,660
Net income	$9,868	$9,835	$7,980	$13,449
Net income per share — basic	$0.30	$0.30	$0.24	$0.40
Net income per share — diluted	$0.29	$0.29	$0.23	$0.38

	April 3, 2005	July 3, 2005	October 2, 2005	December 31, 2005

Net revenue	$108,952	$107,576	$111,317	$121,765
Gross profit	$35,881	$38,601	$39,099	$38,118
Provision for income taxes	$5,068	$4,944	$5,492	$5,363
Net income	$7,860	$8,301	$8,594	$8,868
Net income per share — basic	$0.25	$0.26	$0.26	$0.27
Net income per share — diluted	$0.24	$0.25	$0.25	$0.26

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our chief executive officer and our chief accounting officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and our chief accounting officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Design and evaluation of internal control over financial reporting.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management’s report is included with our Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated herein by reference from our Proxy Statement related to our 2007 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Proxy Statement under the headings “Election of Directors,” “Board and Committees Meetings,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the information contained in the section captioned “Executive Officers of the Registrant” included under Part I, Item 1 of this report.

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

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information contained in the section captioned “Election of Directors” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item related to audit fees and services is incorporated by reference to the information appearing in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial Statement Schedule.

The following financial statement schedule of NETGEAR, Inc. for the fiscal years ended December 31, 2004, 2005 and 2006 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of NETGEAR, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of Year	Additions	Deductions	End of Year
	(In thousands)

Allowance for doubtful accounts:
Year ended December 31, 2004	1,322	371	(184)	1,509
Year ended December 31, 2005	1,509	(4)	(210)	1,295
Year ended December 31, 2006	1,295	648	(216)	1,727
Allowance for sales returns and product warranty:
Year ended December 31, 2004	16,804	30,863	(30,494)	17,173
Year ended December 31, 2005	17,173	37,533	(36,876)	17,830
Year ended December 31, 2006	17,830	61,558	(49,960)	29,428
Allowance for price protection:
Year ended December 31, 2004	2,607	14,939	(12,897)	4,649
Year ended December 31, 2005	4,649	11,828	(15,021)	1,456
Year ended December 31, 2006	1,456	9,517	(7,779)	3,194

(3) Exhibits.  The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 1st day of March 2007.

NETGEAR, INC.
Registrant

/s/	PATRICK C.S. LO
Patrick C.S. Lo
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick C.S. Lo and Christine M. Gorjanc, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PATRICK C.S. LO Patrick C.S. Lo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ CHRISTINE M. GORJANC Christine M. Gorjanc	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ RALPH E. FAISON Ralph E. Faison	Director	March 1, 2007

/s/ A. TIMOTHY GODWIN A. Timothy Godwin	Director	March 1, 2007

/s/ JEF GRAHAM Jef Graham	Director	March 1, 2007

/s/ LINWOOD A. LACY, JR. Linwood A. Lacy, Jr.	Director	March 1, 2007

/s/ GEORGE G. C. PARKER George G. C. Parker	Director	March 1, 2007

/s/ GREGORY J. ROSSMANN Gregory J. Rossmann	Director	March 1, 2007

INDEX TO EXHIBITS

Exhibit
Number		Description

3.3		Amended and Restated Certificate of Incorporation of the registrant(1)
3.5		Bylaws of the registrant(1)
4.1		Form of registrant’s common stock certificate(1)
10.1		Form of Indemnification Agreement for directors and officers(1)
10.2		2000 Stock Option Plan and forms of agreements thereunder(1)
10.3		2003 Stock Plan and forms of agreements thereunder(1)
10.4		2003 Employee Stock Purchase Plan(1)
10.5		Employment Agreement, dated December 3, 1999, between the registrant and Patrick C.S. Lo(1)
10.7		Employment Agreement, dated August 10, 2001, between the registrant and Jonathan R. Mather(1)
10.8		Employment Agreement, dated December 9, 1999, between the registrant and Mark G. Merrill(1)
10.9		Employment Agreement, dated November 4, 2002, between the registrant and Michael F. Falcon(1)
10.10		Employment Agreement, dated January 6, 2003, between the registrant and Charles T. Olson(1)
10.11		Employment Agreement, dated October 18, 2004, between the registrant and Albert Y. Liu(2)
10.12		Employment Agreement, dated November 16, 2005, between the registrant and Christine M. Gorjanc(3)
10.13		Standard Office Lease, dated December 3, 2001, between the registrant and Dell Associates II-A, and First Amendment to Standard Office Lease, dated March 21, 2002(1)
10	.13.1	Second Amendment to Lease, dated June 30, 2004, between the registrant and Dell Associates II-A(4)
10	.14*	Distributor Agreement, dated March 1, 1997, between the registrant and Tech Data Product Management, Inc.(1)
10	.15*	Distributor Agreement, dated March 1, 1996, between the registrant and Ingram Micro Inc., as amended by Amendment dated October 1, 1996 and Amendment No. 2 dated July 15, 1998(1)
10	.24*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL, Logistics Americas, Ltd.(1)
10	.25*	Distribution Operation Agreement, dated April 27, 2001, between the registrant and Furness Logistics BV(1)
10	.26*	Distribution Operation Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited(1)
10.30		Employment Agreement, dated November 3, 2003, between the registrant and Michael Werdann(5)
10.31		Severance Agreement and Release, effective as of November 12, 2004, between the registrant and Christopher Marshall(6)
10.32		Settlement Agreement and Release for Zilberman v. NETGEAR, Civil Action CV021230, effective as of November 22, 2005(7)
10.33		2006 Long Term Incentive Plan and forms of agreements thereunder(8)
10.34		Agreement and Plan of Merger, dated as of July 26, 2006, by and among NETGEAR, Inc., SKJM Holdings Corporation, SkipJam Corp., Michael Spilo, Jonathan Daub, Francis Refol, Dennis Aldover and Zhicheng Qiu(9)
10.35		Separation Agreement and Release, dated as of April 26, 2006, by and between NETGEAR, Inc. and Jonathan R. Mather(10)
10.36		Employment Agreement, dated September 5, 2006, between the registrant and Deborah A. Williams(11)
10.38		Relocation Agreement, dated September 5, 2006, between the registrant and Deborah A. Williams(12)
10.39		Employment Agreement, dated September 7, 2006, between the registrant and Thomas Holt(13)
10.40		Relocation Agreement, dated September 7, 2006, between the registrant and Thomas Holt(14)
21.1		List of subsidiaries
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(c) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Securities Exchange Act Rules 13a-15(c) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted as to certain portions of this Exhibit.

(1)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003.

(2)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Current Report on Form 8-K filed on November 22, 2005 with the Securities and Exchange Commission.

(4)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.

(5)	Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed on March 5, 2004 with the Securities and Exchange Commission.

(6)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.

(7)	Incorporated by reference to Exhibit 10.33 of the Registrant’s Current Report on Form 8-K filed on November 25, 2005 with the Securities and Exchange Commission.

(8)	Incorporated by reference to the copy included in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 21, 2006 with the Securities and Exchange Commission.

(9)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2006 with the Securities and Exchange Commission.

(10)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on April 26, 2006 with the Securities and Exchange Commission.

(11)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.

(12)	Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.

(13)	Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.

(14)	Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.