Form 10-Q
period 2007-04-01
NETGEAR, INC
filed 2007-05-11
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 1, 2007.

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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 34,613,313 as of May 4, 2007.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 1,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$105,585	$87,736
Short-term investments	110,637	109,729
Accounts receivable, net	123,301	119,601
Inventories	68,368	77,932
Deferred income taxes	13,443	13,415
Prepaid expenses and other current assets	16,722	15,946

Total current assets	438,056	424,359
Property and equipment, net	6,953	6,568
Intangibles, net	900	975
Goodwill	3,800	3,800
Other non-current assets	1,500	2,202

Total assets	$451,209	$437,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,804	$39,818
Accrued employee compensation	8,910	11,803
Other accrued liabilities	77,693	75,909
Deferred revenue	5,757	8,215
Income taxes payable	3,021	7,737

Total current liabilities	128,185	143,482
Non-current income taxes payable	4,923	—

Total liabilities	133,108	143,482
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	34	33
Additional paid-in capital	230,893	221,487
Cumulative other comprehensive loss	(9)	(5)
Retained earnings	87,183	72,907

Total stockholders’ equity	318,101	294,422

Total liabilities and stockholders’ equity	$451,209	$437,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	April 1,	April 2,
	2007	2006
Net revenue	$173,572	$127,259
Cost of revenue (1)	113,542	82,711

Gross profit	60,030	44,548

Operating expenses:
Research and development (1)	6,156	4,532
Sales and marketing (1)	27,826	20,682
General and administrative (1)	6,914	4,423

Total operating expenses	40,896	29,637

Income from operations	19,134	14,911
Interest income	2,371	1,602
Other income	272	69

Income before income taxes	21,777	16,582
Provision for income taxes	7,756	6,714

Net income	$14,021	$9,868

Net income per share:
Basic	$0.41	$0.30

Diluted	$0.40	$0.29

Weighted average shares outstanding used to compute net income per share:
Basic	34,308	33,045

Diluted	35,362	34,091

(1) Stock-based compensation expense was allocated as follows:

Cost of revenue	$133	$91
Research and development	469	201
Sales and marketing	622	293
General and administrative	623	240
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 1,	April 2,
	2007	2006
Cash flows from operating activities:
Net income	$14,021	$9,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,298	780
Accretion of purchase discounts on investments	(394)	(368)
Non-cash stock-based compensation	1,847	825
Income tax benefit associated with stock option exercises	3,427	387
Excess tax benefit from stock-based compensation	(2,651)	(353)
Deferred income taxes	671	211
Changes in assets and liabilities:
Accounts receivable	(3,700)	(1,783)
Inventories	9,564	6,989
Prepaid expenses and other current assets	(772)	(1,495)
Accounts payable	(7,014)	(7,529)
Accrued employee compensation	(2,893)	(2,273)
Other accrued liabilities	1,784	(6,875)
Deferred revenue	(2,458)	3,363
Income taxes payable	462	2,629

Net cash provided by operating activities	13,192	4,376

Cash flows from investing activities:
Purchases of short-term investments	(24,118)	(45,190)
Proceeds from sale of short-term investments	23,600	26,000
Purchase of property and equipment	(1,608)	(1,614)

Net cash used in financing activities	(2,126)	(20,804)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,505	378
Proceeds from issuance of common stock under employee stock purchase plan	627	518
Excess tax benefit from stock-based compensation	2,651	353

Net cash provided by financing activities	6,783	1,249

Net increase (decrease) in cash and cash equivalents	17,849	(15,179)
Cash and cash equivalents, at beginning of period	87,736	90,002

Cash and cash equivalents, at end of period	$105,585	$74,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and Summary of Significant Accounting Policies
     NETGEAR, Inc. was incorporated in Delaware in January 1996. NETGEAR, Inc. together with its subsidiaries (collectively, “NETGEAR” or the “Company”) designs, develops and markets networking products that address the specific needs of small businesses and homes, enabling users to share Internet access, peripherals, files and digital content and applications among multiple personal computers. The Company’s products include Ethernet networking products, broadband access products, and wireless networking connectivity products that are sold worldwide through distributors, traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers.
     The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at December 31, 2006 has been derived from audited financial statements at such date. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended April 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Other than the Company’s accounting policy relating to income taxes presented below, the Company’s significant accounting policies have not materially changed during the three months ended April 1, 2007.
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
     As discussed in Note 8, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). In the ordinary course of business there is inherent uncertainty in assessing the Company’s income tax positions. The Company assesses its tax positions and records benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recorded in the financial statements. Where applicable, associated interest and penalties have also been recognized as a component of income tax expense.

2. Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 also amends certain provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on the consolidated financial statements.
3. Stock-based Compensation
     The Company grants options and restricted stock units from the 2006 Long Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of April 1, 2007, 1,346,851 shares were reserved for future grants under these plans.
     Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date.
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

	Stock Options
	Three Months Ended
	April 1,	April 2,
	2007	2006
Expected life (in years)	4.6	5.0
Risk-free interest rate	4.67%	4.50%
Expected volatility	55%	66%
Dividend yield	—	—
     As of April 1, 2007, $16.9 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.68 years. Additionally, $3.7 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.73 years.
4. Product Warranties
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

	Three Months Ended
	April 1,	April 2,
	2007	2006
Balance as of beginning of the period	$21,299	$11,845
Provision for warranty liability made during the period	10,313	9,379
Settlements made during the period	(9,726)	(8,610)

Balance at end of period	$21,886	$12,614

5. Shipping and Handling Fees and Costs
     The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $3.0 million for the three months ended April 1, 2007 and $2.1 million for the three months ended April 2, 2006.
6. Balance Sheet Components
     Accounts receivable, net:

	April 1,	December 31,
	2007	2006
	(In thousands)
Gross accounts receivable	$136,212	$132,651

Less: Allowance for doubtful accounts	(1,882)	(1,727)
Allowance for sales returns	(8,356)	(8,129)
Allowance for price protection	(2,673)	(3,194)

Total allowances	(12,911)	(13,050)

Accounts receivable, net	$123,301	$119,601

     Inventories:

	April 1,	December 31,
	2007	2006
	(In thousands)
Finished goods	$68,368	$77,932

Other accrued liabilities:

	April 1,	December 31,
	2007	2006
	(In thousands)
Sales and marketing programs	$38,050	$38,058
Warranty obligation	21,886	21,299
Freight	4,084	4,073
Other	13,673	12,479

Other accrued liabilities	$77,693	$75,909

7. Net Income Per Share
     Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include outstanding stock options and unvested restricted stock awards, which are reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.
     Net income per share for the three months ended April 1, 2007 and April 2, 2006 are as follows (in thousands, except per share data):

	Three Months Ended
	April 1,	April 2,
	2007	2006
Net income	$14,021	$9,868

Weighted average shares outstanding:
Basic	34,308	33,045
Dilutive potential common shares	1,054	1,046

Total diluted	35,362	34,091

Basic net income per share	$0.41	$0.30

Diluted net income per share	$0.40	$0.29

     Weighted average stock options and unvested restricted stock awards to purchase 1,469,299 and 856,641 shares of the Company’s stock for the three months ended April 1, 2007 and April 2, 2006, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
8. Income Taxes
     The effective tax rate was 35.6% and 40.5% for the quarters ended April 1, 2007 and April 2, 2006, respectively. The reduction in the effective tax rate was primarily caused by increases in earnings in jurisdictions with rates lower than the U.S. where the Company intends to permanently reinvest such earnings.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company recognized a decrease in income tax liabilities of approximately $255,000 and a corresponding increase in retained earnings as of January 1, 2007. As of the adoption date, the Company had gross unrecognized tax benefits of $5.6 million and accrued interest expense of $294,000. The total amount of tax and accrued interest as of January 1, 2007, that, if recognized, would affect the effective tax rate was $2.6 million and $177,000, respectively. Consistent with the provisions of FIN 48, the Company reclassified $5.9 million of current income tax liabilities resulting in a $4.9 million increase to non-current income taxes payable and $1.0 million decrease to non-current deferred tax assets. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
     The Company conducts business globally and, as a result, the Company and its subsidiaries or branches file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Ireland. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. The Company is under examination in the state of California for 2002 through 2004. The Company expects the examination will conclude in 2007. At this time the Company cannot estimate the possible change in unrecognized tax benefits.
9. Segment Information, Operations by Geographic Area and Significant Customers
     Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company operates in one business segment, which comprises the development, marketing and sale of networking products for the small business and home markets. The Company’s headquarters and a significant portion of its operations are located in the United States. The Company also conducts sales, marketing, customer service activities and certain distribution center activities through several small sales offices in Europe, Middle-East and Africa (“EMEA”) and Asia as well as outsourced distribution centers.
     For reporting purposes revenue is attributed to each geography based on the geographic location of the customer. Net revenue by geography comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per Emerging Issues Task Force (“EITF”) Issue No. 01-9, sales returns and price protection, which reduce gross revenue.
      Net revenue by geographic location is as follows (in thousands):

	Three Months Ended
	April 1,	April 2,
	2007	2006
United States	$66,059	$56,382
United Kingdom	46,254	20,156
Germany	14,515	15,179
EMEA (excluding UK and Germany)	31,783	21,453
Asia Pacific and rest of the world	14,961	14,089

	$173,572	$127,259

     Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	April 1,	December 31,
	2007	2006
United States	$5,532	$4,878
EMEA	562	592
Asia Pacific and rest of the world	859	1,098

	$6,953	$6,568

     Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended
	April 1,	April 2,
	2007	2006
Ingram Micro, Inc.	18%	24%
Tech Data Corporation	15%	17%
All others individually less than 10% of net revenue	67%	59%

	100%	100%

10. Commitments and Contingencies
Litigation and Other Legal Matters
NETGEAR v. CSIRO
     In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (CSIRO), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of the Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a and 802.11g wireless LAN standards infringe its patent. In July 2006, United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought a similar lawsuit against Buffalo Technology (USA), Inc. This action is in the discovery phase.
SercoNet v. NETGEAR
     In May 2006, a lawsuit was filed against the Company by SercoNet, Ltd., a manufacturer of computer networking products organized under the laws of Israel, in the United States District Court for the Southern District of New York. SercoNet alleges that the Company infringes U.S. Patents Nos. 5,841,360; 6,480,510; 6,970,538; 7,016,368; and 7,035,280. SercoNet has accused certain of the Company’s switches, routers, modems, adapters, powerline products, and wireless access points of infringement. In July 2006, the court granted the Company’s motion to transfer the action to the Northern District of California. This action is in the discovery phase.
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
Environmental Regulation
     The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and small business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company adopted FASB Staff Position (“FSP”) SFAS 143-1, “Accounting for Electronic Equipment Waste Obligations”, in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for the three months ended April 1, 2007 and the three months ended April 2, 2006. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.
Employment Agreements
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
Guarantees and Indemnifications
     The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At April 1, 2007, the Company had $68.7 million in non-cancelable purchase commitments with suppliers. The Company expects to sell all products for which it has committed purchases from suppliers.
     The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 1, 2007.
     In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 1, 2007.
11. Subsequent Events
     On May 2, 2007, the Company entered into a definitive agreement to acquire Infrant Technologies, Inc. (“Infrant”). Infrant designs and sells network attached storage (NAS) products and technologies, including the ReadyNAS(TM) product family, for small business, professional and home customers. Under the terms of the agreement , the Company will pay $60 million in cash for Infrant. Infrant shareholders may receive a total additional payout of up to $20 million in cash over the three years following closure of the acquisition if specific net revenue targets are reached.
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
     Our product line consists of wired and wireless devices that enable Ethernet networking, broadband access and network connectivity. These products are available in multiple configurations to address the needs of our end-users in each geographic region in which our products are sold.
     We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, CompUSA, Costco, Fry’s Electronics, Radio Shack, Staples, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), and FNAC (France). Online retailers include Amazon.com, Newegg.com and Buy.com. Our DMRs include Dell, CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators in domestic markets and cable and DSL operators internationally. Some of these retailers and resellers purchase directly from us while most are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.
     Our net revenue grew 36.4% from the three months ended April 2, 2006 to the three months ended April 1, 2007. The increase in net revenue was especially attributable to increased shipments in our broadband gateway and small business switch product categories. This growth was most notably driven by increased sales of broadband gateways to service providers, especially in the United Kingdom, with additional strength in the United States. We have also experienced growth across all switch product categories, most notably our managed switch and smart switch products.
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
     Our gross margin decreased to 34.6% for the three months ended April 1, 2007, from 35.0% for the three months ended April 2, 2006. This decrease was due primarily to increased sales of products carrying lower gross margins to service providers, and to a lesser extent, increased warranty costs. Operating expenses for the three months ended April 1, 2007 were $40.9 million, or 23.6% of net revenue, compared to $29.6 million, or 23.3% of net revenue, for the three months ended April 2, 2006.
     Net income increased $4.1 million, or 42.1%, to $14.0 million for the three months ended April 1, 2007, from $9.9 million for the three months ended April 2, 2006. This increase was primarily due to an increase in gross profit of $15.5 million and an increase in interest income of $769,000, partially offset by an increase in operating expenses of $11.3 million and an increase in the provision for income taxes of $1.1 million.

Results of Operations
     The following table sets forth the consolidated statements of operations and the percentage change for the three months ended April 1, 2007, with the comparable reporting period in the preceding year.

	Three Months Ended
	April 1,	Percentage	April 2,
	2007	Change	2006
	(In thousands, except percentage data)
Net revenue	$173,572	36.4%	$127,259
Cost of revenue	113,542	37.3	82,711

Gross profit	60,030	34.8	44,548

Operating expenses:
Research and development	6,156	35.8	4,532
Sales and marketing	27,826	34.5	20,682
General and administrative	6,914	56.3	4,423

Total operating expenses	40,896	38.0	29,637

Income from operations	19,134	28.3	14,911
Interest income	2,371	48.0	1,602
Other income	272	294.2	69

Income before income taxes	21,777	31.3	16,582
Provision for income taxes	7,756	15.5	6,714

Net income	$14,021	42.1%	$9,868

     The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	April 1,	April 2,
	2007	2006
Net revenue	100%	100%

Cost of revenue	65.4	65.0

Gross margin	34.6	35.0

Operating expenses:
Research and development	3.6	3.6
Sales and marketing	16.0	16.2
General and administrative	4.0	3.5

Total operating expenses	23.6	23.3

Income from operations	11.0	11.7
Interest income	1.4	1.3
Other income	0.1	0.0

Income before income taxes	12.5	13.0
Provision for income taxes	4.4	5.2

Net income	8.1%	7.8%

Three Months Ended April 1, 2007 Compared to Three Months Ended April 2, 2006
Net Revenue

	Three Months Ended
	April 1,	Percentage	April 2,
	2007	Change	2006
	(In thousands, except percentage data)
Net revenue	$173,572	36.4%	$127,259
     Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9 and net changes in deferred revenue.
     Net revenue increased $46.3 million, or 36.4%, to $173.6 million for the three months ended April 1, 2007, from $127.3 million for the three months ended April 2, 2006. The increase in net revenue was especially attributable to increased shipments in our broadband gateway and small business switch product categories. This growth was most notably driven by increased sales of broadband gateways to service providers, especially in the United Kingdom, with additional strength in the United States. We have also experienced growth across all switch product categories, most notably our managed switch and smart switch products.
     Marketing expenses that are classified as contra-revenue grew at a slower rate than overall gross sales, which further contributed to the increased net revenue. This is primarily due to increased sales to service providers and increased sales in our small business product categories, which typically entails less marketing spending.
     In the three months ended April 1, 2007, net revenue generated within North America, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific was 38.1%, 53.3% and 8.6%, respectively, of our total net revenue. The comparable net revenue for the three months ended April 2, 2006 was 44.3%, 44.6% and 11.1%, respectively, of our total net revenue. The increase in net revenue over the prior year comparable quarter for each region was 17.2%, 63.0% and 6.2%, respectively. The EMEA increase in net revenue was primarily attributable to growth in the United Kingdom, as a result of increased sales of wireless broadband internet gateways to service providers. Continued success in partnering with EMEA retailers and ongoing promotional efforts also boosted our sales of home gateways, especially in Central Europe and Italy.
Cost of Revenue and Gross Margin

	Three Months Ended
	April 1,	Percentage	April 2,
	2007	Change	2006
	(In thousands, except percentage data)
Cost of revenue	$113,542	37.3%	$82,711
Gross margin percentage	34.6%		35.0%
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
     Cost of revenue increased $30.8 million, or 37.3%, to $113.5 million for the three months ended April 1, 2007, from $82.7 million for the three months ended April 2, 2006. In addition, our gross margin decreased to 34.6% for the three months ended April 1, 2007, from 35.0% for the three months ended April 2, 2006. Our growth in net revenue came primarily from increased sales of products carrying lower gross margins to service providers, thereby bringing our overall gross margin down. We also incurred higher warranty costs associated with end user warranty returns. This decrease was partially mitigated by certain gross margin improvements. Sales incentives, recorded as a reduction to net revenue, grew at a relatively slower rate than overall gross revenue, resulting in a margin benefit. Additionally, we experienced relatively lower freight costs, as we were able to shift the mix of inbound shipments from our suppliers from more costly air freight to lower cost sea freight.
Operating Expenses
Research and Development

	Three Months Ended
	April 1,	Percentage	April 2,
	2007	Change	2006
	(In thousands, except percentage data)
Research and development expense	$6,156	35.8%	$4,532
Percentage of net revenue	3.6%		3.6%
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
     Research and development expenses increased $1.7 million, or 35.8%, to $6.2 million for the three months ended April 1, 2007, from $4.5 million for the three months ended April 2, 2006. The increase was primarily due to higher salary, related payroll, and other employee expenses of $1.2 million resulting from research and development related headcount growth, including $292,000 related to retention bonuses for certain employees associated with the acquisition of SkipJam Corp. (“SkipJam”). Employee headcount increased by 25% to 69 employees as of April 1, 2007 as compared to 55 employees as of April 2, 2006, partially due to employees obtained from the acquisition of SkipJam. Additionally, stock-based compensation expense increased $268,000 to $469,000 for the three months ended April 1, 2007, from $201,000 for the three months ended April 2, 2006.
Sales and Marketing

	Three Months Ended
	April 1,	Percentage	April 2,
	2007	Change	2006
	(In thousands, except percentage data)
Sales and marketing expense	$27,826	34.5%	$20,682
Percentage of net revenue	16.0%		16.2%
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
     Sales and marketing expenses increased $7.1 million, or 34.5%, to $27.8 million for the three months ended April 1, 2007, from $20.7 million for the three months ended April 2, 2006. Of this increase, $3.1 million was due to increased salary and payroll related expenses as a result of sales and marketing related headcount growth. Employee headcount increased by 34% to 221 employees as of April 1, 2007, compared to 165 employees as of April 2, 2006. More specifically, 44 of the 56 incremental employees relate to expansion in EMEA and Asia Pacific. We have continued to expand our geographic market presence with investments in sales resources, and incurred a $1.2 million increase in advertising, travel, and promotion expenses related to expanded marketing activities. Outbound freight increased $949,000, reflecting our higher sales volume. Outside service fees related to customer service and technical support also increased by $838,000, in support of higher call volumes related to increased units sold and geographic expansion. Furthermore, IT infrastructure costs allocated to sales and marketing increased $504,000 as a result of additional investments in software and systems in 2007. Additionally, stock-based compensation expense increased $329,000 to $622,000 for the three months ended April 1, 2007, from $293,000 for the three months ended April 2, 2006.
General and Administrative

	Three Months Ended
	April 1,	Percentage	April 2,
	2007	Change	2006
	(In thousands, except percentage data)
General and administrative expense	$6,914	56.3%	$4,423
Percentage of net revenue	4.0%		3.5%
     General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for doubtful accounts, and other corporate expenses. We expect a modest increase in general and administrative costs in absolute dollars related to the growth of the business.
     General and administrative expenses increased $2.5 million, or 56.3%, to $6.9 million for the three months ended April 1, 2007, from $4.4 million for the three months ended April 2, 2006. The increase was due to higher salary and payroll related expenses of $903,000 due to an increase in general and administrative related headcount and increases in compensation for existing employees. Employee headcount increased by 14% to 65 employees as of April 1, 2007 compared to 57 employees as of April 2, 2006. We also incurred a $1.1 million increase in fees for outside professional services related to tax and legal consulting. Additionally, stock-based compensation expense increased $383,000 to $623,000 for the three months ended April 1, 2007, from $240,000 for the three months ended April 2, 2006.

Interest Income and Other Income

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(In thousands)
Interest income and other income
Interest income	$2,371	$1,602
Other income	272	69

Total interest income and other income	$2,643	$1,671

     Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.
     Interest income increased $769,000, or 48.0%, to $2.4 million for the three months ended April 1, 2007, from $1.6 million for the three months ended April 2, 2006. The increase in interest income was due to an increase in cash, cash equivalents and short-term investments and an increase in the average interest rate earned in the first quarter of 2007 as compared to the first quarter of 2006.
     Other income increased $203,000 to $272,000 for the three months ended April 1, 2007, from $69,000 for the three months ended April 2, 2006. The income was primarily attributable to foreign exchange gains experienced due to the weakening of the U.S. dollar against the euro and British pound in the first quarter of 2006, and weakening of the U.S. dollar against the euro and Australian dollar in the first quarter of 2007.
Provision for Income Taxes
     The provision for income taxes increased $1.1 million, to $7.8 million for the three months ended April 1, 2007, from $6.7 million for the three months ended April 2, 2006. The effective tax rate was approximately 35.6% for the three months ended April 1, 2007 and approximately 40.5% for the three months ended April 2, 2006. The reduction in the effective tax rate for the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006 is primarily caused by increases in earnings in jurisdictions with tax rates lower than the U.S. where we intend to indefinitely reinvest such earnings.
     As described in Note 1 and Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements, we have adopted FIN 48 as of January 1, 2007.
Net Income
     Net income increased $4.1 million, or 42.1%, to $14.0 million for the three months ended April 1, 2007, from $9.9 million for the three months ended April 2, 2006. This increase was primarily due to an increase in gross profit of $15.5 million and an increase in interest income of $769,000, partially offset by an increase in operating expenses of $11.3 million and an increase in the provision for income taxes of $1.1 million.
Liquidity and Capital Resources
     As of April 1, 2007, we had cash, cash equivalents and short-term investments totaling $216.2 million. Short-term investments accounted for $110.6 million of this balance.
     Our cash and cash equivalents balance increased from $87.7 million as of December 31, 2006 to $105.6 million as of April 1, 2007. Operating activities during the three months ended April 1, 2007 provided cash of $13.2 million. Investing activities during the three months ended April 1, 2007 used $2.1 million for the net purchase of short-term investments of $518,000 and purchases of property and equipment amounting to $1.6 million. During the three months ended April 1, 2007, financing activities provided $6.8 million, resulting from the issuance of common stock related to stock option exercises and our employee stock purchase program, as well as the excess tax benefit from exercise of stock options.
     Our days sales outstanding decreased from 66 days as of December 31, 2006 to 65 days as of April 1, 2007.

     Our accounts payable decreased from $39.8 million at December 31, 2006 to $32.8 million at April 1, 2007. The decrease of $7.0 million is primarily due to relative timing of payments.
     Inventory decreased by $9.5 million from $77.9 million at December 31, 2006 to $68.4 million at April 1, 2007. In the quarter ended April 1, 2007 we experienced annual ending inventory turns of approximately 6.6, up from approximately 5.7 in the quarter ended December 31, 2006.
     We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.
     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At April 1, 2007, we had approximately $68.7 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.
Contractual Obligations and Off-Balance Sheet Arrangements
     The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of April 1, 2007 (in thousands):

	Less than	1 - 3	3 - 5	Over 5
Contractual Obligations	1 Year	Years	Years	Years	Total
Operating leases	$2,859	$3,093	$1,158	$2,910	$10,020
Purchase obligations	68,680	—	—	—	68,680

	$71,539	$3,093	$1,158	$2,910	$78,700

     As of April 1, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
      Effective January 1, 2007, we adopted the provisions of FIN 48 (see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements). As of April 1, 2007, the liability for uncertain tax positions, net of federal impacts on tax issues, is $5.1 million. None is expected to be paid within one year, nor can we make a reliable estimate when cash settlement with a taxing authority may occur.
Critical Accounting Policies and Estimates
     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. Other than our accounting policy relating to income taxes presented in Note 1 of the Notes to Unautied Condensed Consolidated Financial Statements, our critical accounting policies have not materially changed during the three months ended April 1, 2007.
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
     We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. In the second quarter of 2005 we began to invoice some of our international customers in foreign currencies including but not limited to, the euro, British pound, Japanese yen and the Australian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies. As of April 1, 2007, we had net receivables in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after tax positive or negative impact of $2.8 million to net income at April 1, 2007.
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
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     The information set forth under Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this report.
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
     Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in this risk factors section of this Form 10-Q and others such as:
•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	our inability to accurately forecast product demand;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products which would adversely impact our margins;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty returns or allowance for doubtful accounts;

•	challenges associated with integrating acquisitions that we make;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	seasonal patterns of higher sales during the second half of our fiscal year, particularly retail-related sales in our fourth quarter;

•	delay or failure of our service provider customers to purchase at the volumes that we forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales in local currency;

•	bad debt exposure as we expand into new international markets; and

•	changes in accounting rules, such as recording expenses for employee stock option grants.
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
     We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. Our principal competitors in the small business market include 3Com Corporation, Allied Telesyn International, Dell Computer Corporation, D-Link Systems, Inc., Hewlett-Packard Company, the Linksys division of Cisco Systems and Nortel Networks. Our principal competitors in the home market include Belkin Corporation, D-Link and the Linksys division of Cisco Systems. Our principal competitors in the broadband service provider market include ARRIS International, Inc., Motorola, Inc., Sagem Corporation, Scientific Atlanta, a Cisco company, ZyXEL Communications Corp.., Thomson Corporation and 2Wire, Inc. Other current and potential competitors include numerous local vendors such as Siemens Corporation and AVM in Europe, Corega International SA, Melco, Inc./Buffalo Technology in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers.

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
Our future success is dependent on the growth in personal computer sales and the acceptance of networking products in the small business and home markets into which we sell substantially all of our products. If the acceptance of networking products in these markets does not continue to grow, we will be unable to increase or sustain our net revenue, and our business will be severely harmed.
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
     To maintain and grow our market share, net revenue and brand, we must maintain and expand our sales channel. We sell our products through our sales channel, which consists of traditional retailers, online retailers, DMRs, VARs, and broadband service providers. Some of these entities purchase our products through our wholesale distributors. We generally have no minimum purchase commitments or long-term contracts with any of these third parties.
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
     We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal quarter ended April 1, 2007, sales to Ingram Micro and its affiliates accounted for 18% of our net revenue and sales to Tech Data and its affiliates accounted for 15% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.
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

Date: May 11, 2007

Exhibit Index

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer