Form 10-Q
period 2007-07-01
NETGEAR, INC
filed 2007-08-10
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 1, 2007.

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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 35,014,818 as of August 3, 2007.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 1,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$48,492	$87,736
Short-term investments	107,327	109,729
Accounts receivable, net	135,796	119,601
Inventories	85,614	77,932
Deferred income taxes	14,792	13,415
Prepaid expenses and other current assets	20,713	15,946

Total current assets	412,734	424,359
Property and equipment, net	8,187	6,568
Intangibles, net	18,686	975
Goodwill	41,961	3,800
Other non-current assets	44	2,202

Total assets	$481,612	$437,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,175	$39,818
Accrued employee compensation	13,244	11,803
Other accrued liabilities	80,285	75,909
Deferred revenue	8,740	8,215
Income taxes payable	—	7,737

Total current liabilities	136,444	143,482
Deferred income tax liability	5,465	—
Non-current income taxes payable	6,135	—

Total liabilities	148,044	143,482
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	34	33
Additional paid-in capital	240,234	221,487
Cumulative other comprehensive gain (loss)	22	(5)
Retained earnings	93,278	72,907

Total stockholders’ equity	333,568	294,422

Total liabilities and stockholders’ equity	$481,612	$437,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net revenue	$164,275	$130,738	$337,847	$257,997
Cost of revenue (1)	108,321	85,361	221,863	168,072

Gross profit	55,954	45,377	115,984	89,925

Operating expenses:
Research and development (1)	6,909	3,989	13,065	8,521
Sales and marketing (1)	28,421	22,740	56,247	43,422
General and administrative (1)	6,948	4,991	13,862	9,414
In-process research and development	4,100	—	4,100	—

Total operating expenses	46,378	31,720	87,274	61,357

Income from operations	9,576	13,657	28,710	28,568
Interest income	2,193	1,739	4,564	3,341
Other income	1,148	852	1,420	921

Income before income taxes	12,917	16,248	34,694	32,830
Provision for income taxes	6,784	6,413	14,540	13,127

Net income	$6,133	$9,835	$20,154	$19,703

Net income per share:
Basic	$0.18	$0.30	$0.58	$0.59

Diluted	$0.17	$0.29	$0.57	$0.57

Weighted average shares outstanding used to compute net income per share:
Basic	34,685	33,251	34,496	33,147

Diluted	35,827	34,484	35,609	34,293

(1)	Stock-based compensation expense was allocated as follows:

Cost of revenue	$155	$102	$288	$193
Research and development	529	193	998	394
Sales and marketing	916	303	1,538	596
General and administrative	744	413	1,367	653
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 1,	July 2,
	2007	2006
Cash flows from operating activities:
Net income	$20,154	$19,703
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,479	1,656
Accretion of purchase discounts on investments	(727)	(872)
Non-cash stock-based compensation	4,191	1,836
Income tax benefit associated with stock option exercises	6,565	1,199
Excess tax benefit from stock-based compensation	(5,594)	(998)
Deferred income taxes	95	(593)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(14,993)	(1,724)
Inventories	(4,178)	(17,449)
Prepaid expenses and other current assets	(4,727)	(4,249)
Accounts payable	(6,340)	(5,649)
Accrued employee compensation	1,045	(68)
Other accrued liabilities	3,361	(10,225)
Deferred revenue	505	2,578
Income taxes payable	(1,360)	(1,924)

Net cash provided by (used in) operating activities	5,476	(16,779)

Cash flows from investing activities:
Purchases of short-term investments	(60,144)	(87,638)
Proceeds from sale of short-term investments	63,300	64,850
Purchase of property and equipment	(3,981)	(3,781)
Payments made in connection with business acquisition, net of cash acquired	(57,442)	(200)

Net cash used in investing activities	(58,267)	(26,769)

Cash flows from financing activities:
Purchase and retirement of treasury stock	(38)	—
Proceeds from exercise of stock options	7,364	3,068
Proceeds from issuance of common stock under employee stock purchase plan	627	1,100
Excess tax benefit from stock-based compensation	5,594	998

Net cash provided by financing activities	13,547	5,166

Net decrease in cash and cash equivalents	(39,244)	(38,382)
Cash and cash equivalents, at beginning of period	87,736	90,002

Cash and cash equivalents, at end of period	$48,492	$51,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and Summary of Significant Accounting Policies
     NETGEAR, Inc. was incorporated in Delaware in January 1996. NETGEAR, Inc. together with its subsidiaries (collectively, “NETGEAR” or the “Company”) designs, develops and markets networking products that address the specific needs of small businesses and homes, enabling users to share Internet access, peripherals, files and digital content and applications among multiple networked devices. The Company’s products include Ethernet networking products, broadband access products and wireless networking connectivity products that are sold worldwide through distributors, traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers.
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
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six months ended July 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Other than the Company’s accounting policy relating to income taxes presented below, the Company’s significant accounting policies have not materially changed during the six months ended July 1, 2007.
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
     As discussed in Note 9, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). In the ordinary course of business there is inherent uncertainty in assessing the Company’s income tax positions. The Company assesses its tax positions and records benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recorded in the financial statements. Where applicable, associated interest and penalties have also been recognized as a component of income tax expense.

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
3. Business Acquisition
     On May 16, 2007, the Company completed the acquisition of 100% of the outstanding shares of Infrant Technologies, Inc. (“Infrant”), a developer of network attached storage products. The Company believes the acquisition will accelerate the Company’s participation in the expanding market for network attached storage. The aggregate purchase price was $60 million, paid in cash. Infrant shareholders may receive a total additional payout of up to $20 million in cash over the three years following closure of the acquisition if specific revenue targets are reached. Any additional payout will primarily be accounted for as additional purchase price and will be recorded as an increase in goodwill.
     The results of Infrant’s operations have been included in the consolidated financial statements since the date of acquisition. The historical results of Infrant prior to the acquisition were not material to the Company’s results of operations.
     The accompanying condensed consolidated financial statements reflect a purchase price of approximately $60.2 million, consisting of cash, and other costs directly related to the acquisition as follows (in thousands):

Purchase price	$60,000
Direct acquisition costs	229

Total consideration	$60,229

     In accordance with the purchase method of accounting, the Company allocated the total purchase price to tangible assets, liabilities and identifiable intangible assets based on their estimated fair values. Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed. Goodwill arises as a result of, among other factors, future unidentified new products and new technologies as well as the implicit value of future cost savings as a result of the combining of entities. Purchased intangibles are amortized on a straight-line basis over their respective estimated useful lives. The total preliminary allocation of the purchase price is as follows (in thousands):

Fair Value on
May 16, 2007
Cash and cash equivalents	$2,787
Accounts receivable, net	1,202
Inventories	3,504
Deferred income taxes	667
Prepaid expenses and other current assets	36
Property and equipment, net	128
Intangibles, net	22,700
Goodwill	38,160
Accounts payable	(697)
Accrued employee compensation	(396)
Other accrued liabilities	(1,015)
Deferred revenue	(20)
Income taxes payable	(13)
Deferred income tax liability	(6,814)

Total purchase price allocation	$60,229

     The goodwill of $38.2 million recorded on the acquisition of Infrant is not deductible for income tax purposes.
     A total of $4.1 million of the $22.7 million in acquired intangible assets was designated as in-process research and development (“in-process R&D”). In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. The Company acquired three in-process R&D projects. Two projects involve development of new products in the ReadyNAS desktop product category, and one project involves development of a higher end version of a product currently selling in the ReadyNAS rack mount product category. These three projects required further research and development to determine technical feasibility and commercial viability. The fair value assigned to in-process R&D was determined using the income approach, under which the Company considered the importance of products under development to the Company’s overall development plans, estimated the costs to develop the purchased in-process R&D into commercially viable products, estimated the resulting net cash flows from the products when completed and discounted the net cash flows to their present values. The Company used discount rates ranging from 36% to 38% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the products’ development and success as well as the products’ stage of completion. The estimates used in valuing in-process R&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.
     A total of $10.8 million of the $22.7 million in acquired intangible assets was designated as existing technology. The value was calculated based on the present value of the future estimated cash flows derived from projections of future revenue attributable to existing technology. This $10.8 million will be amortized over its estimated useful life of four years.
     A total of $5.2 million of the $22.7 million in acquired intangible assets was designated as core technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated royalty savings attributable to the core technology. This $5.2 million will be amortized over its estimated useful life of four years.
     A total of $2.6 million of the $22.7 million in acquired intangible assets was designated as trademarks. The value was calculated based on the present value of the future estimated cash flows derived from estimated royalty savings attributable to the trademarks. This $2.6 million will be amortized over its estimated useful life of six years.

4. Stock-based Compensation
     The Company grants options and restricted stock units from the 2006 Long Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of July 1, 2007, 970,860 shares were reserved for future grants under these plans.
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

	Stock Options		Stock Options
	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Expected life (in years)	4.5	5.0	4.5	5.0
Risk-free interest rate	4.58%	4.96%	4.61%	4.90%
Expected volatility	54%	61%	54%	62%
Dividend yield	—	—	—	—
     As of July 1, 2007, $21.0 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.67 years. Additionally, $4.0 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.48 years.

5. Product Warranties
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

	Six Months Ended
	July 1,	July 2,
	2007	2006
Balance as of beginning of the period	$21,299	$11,845
Provision for warranty liability made during the period	18,788	17,273
Warranty obligation assumed in acquisition	432	—
Settlements made during the period	(18,818)	(15,965)

Balance at end of period	$21,701	$13,153

6. Shipping and Handling Fees and Costs
     The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.7 million for the three months ended July 1, 2007, $2.2 million for the three months ended July 2, 2006, $5.8 million for the six months ended July 1, 2007, and $4.3 million for the six months ended July 2, 2006.
7. Balance Sheet Components
     Accounts receivable, net:

	July 1,	December 31,
	2007	2006
	(In thousands)
Gross accounts receivable	$147,775	$132,651

Less: Allowance for doubtful accounts	(1,865)	(1,727)
Allowance for sales returns	(8,869)	(8,129)
Allowance for price protection	(1,245)	(3,194)

Total allowances	(11,979)	(13,050)

Accounts receivable, net	$135,796	$119,601

     Inventories:

	July 1,	December 31,
	2007	2006
	(In thousands)
Raw materials	$632	$—
Work in process	485	—
Finished goods	84,497	77,932

Total	$85,614	$77,932

     Other accrued liabilities:

	July 1,	December 31,
	2007	2006
	(In thousands)
Sales and marketing programs	$40,693	$38,058
Warranty obligation	21,701	21,299
Freight	3,567	4,073
Other	14,324	12,479

Other accrued liabilities	$80,285	$75,909

8. Net Income Per Share
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
     Net income per share for the three and six months ended July 1, 2007 and July 2, 2006 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net income	$6,133	$9,835	$20,154	$19,703

Weighted average shares outstanding:
Basic	34,685	33,251	34,496	33,147
Dilutive potential common shares	1,142	1,233	1,113	1,146

Total diluted	35,827	34,484	35,609	34,293

Basic net income per share	$0.18	$0.30	$0.58	$0.59

Diluted net income per share	$0.17	$0.29	$0.57	$0.57

     Weighted average stock options and unvested restricted stock awards to purchase 816,564 and 1,019,785 shares of the Company’s stock for the three and six months ended July 1, 2007, respectively, and 334,300 and 459,072 shares for the three and six months ended July 2, 2006, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

9. Income taxes
     The effective tax rate was 52.5% and 41.9% for the three and six months ended July 1, 2007, respectively. The effective tax rate was 39.5% and 40.0% for the three and six months ended July 2, 2006, respectively. The increase in the effective tax rates for both periods was primarily caused by non-deductible in-process R&D expense associated with the acquisition of Infrant.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company recognized a decrease in income tax liabilities of approximately $255,000 and a corresponding increase in retained earnings as of January 1, 2007. As of the date of adoption, the Company had gross unrecognized tax benefits of $5.6 million and accrued interest expense of $294,000. The total amount of tax and accrued interest as of January 1, 2007 that, if recognized, would affect the effective tax rate was $2.6 million and $177,000, respectively. Consistent with the provisions of FIN 48, the Company reclassified $5.9 million of current income tax liabilities resulting in a $4.9 million increase to non-current income taxes payable and $1.0 million decrease to non-current deferred tax assets. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No unrecognized tax benefit is expected to be paid within one year, nor can the Company make a reliable estimate when cash settlement with a taxing authority may occur.
     For the three and six month period ended July 1, 2007, the increase in unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.2 million and $3.2 million, respectively. The increase in accrued interest expense for the same period was $61,000 and $122,000, respectively.
     The Company conducts business globally and, as a result, the Company and its subsidiaries or branches file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Ireland. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002.
     The examination by the state of California for 2003 and 2004 concluded during the fiscal quarter ended July 1, 2007 with no adjustment to taxes. An immaterial amount of reserves related to issues considered effectively settled were released during the fiscal quarter ended July 1, 2007.
10. Segment Information, Operations by Geographic Area and Significant Customers
     Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company operates in one business segment, which comprises the development, marketing and sale of networking products for the small business and home markets. The Company’s headquarters and a significant portion of its operations are located in the United States. The Company also conducts sales, marketing, customer service activities and certain distribution center activities through several small sales offices in Europe, Middle-East and Africa (“EMEA”) and Asia as well as outsourced distribution centers.
     For reporting purposes revenue is attributed to each geography based on the geographic location of the customer. Net revenue by geography comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per Emerging Issues Task Force (“EITF”) Issue No. 01-9, sales returns and price protection, which reduce gross revenue.
     Net revenue by geographic location is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
United States	$61,787	$56,525	$127,846	$112,907
United Kingdom	50,084	28,977	96,338	49,133
EMEA (excluding U.K.)	35,071	30,866	81,369	67,498
Asia Pacific and rest of the world	17,333	14,370	32,294	28,459

	$164,275	$130,738	$337,847	$257,997

     Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	July 1,	December 31,
	2007	2006
United States	$6,262	$4,878
EMEA	577	592
Asia Pacific and rest of the world	1,348	1,098

	$8,187	$6,568

     Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Ingram Micro, Inc.	18%	19%	18%	22%
Tech Data Corporation	13%	17%	14%	17%
British Sky Broadcasting Group plc	10%	6%	9%	3%
All others individually less than 10% of net revenue	59%	58%	59%	58%

	100%	100%	100%	100%

11. Commitments and Contingencies
 Litigation and Other Legal Matters
NETGEAR v. CSIRO
     In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (CSIRO), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of the Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a and 802.11g wireless LAN standards infringe its patent. In July 2006, United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc. which Buffalo is currently appealing. This action is in the discovery phase.
SercoNet v. NETGEAR
     In May 2006, a lawsuit was filed against the Company by SercoNet, Ltd., a manufacturer of computer networking products organized under the laws of Israel, in the United States District Court for the Southern District of New York. SercoNet alleges that the Company infringes U.S. Patents Nos. 5,841,360; 6,480,510; 6,970,538; 7,016,368; and 7,035,280. SercoNet has accused certain of the Company’s switches, routers, modems, adapters, powerline products, and wireless access points of infringement. In July 2006, the court granted the Company’s motion to transfer the action to the Northern District of California. This action is in the discovery phase. In the second quarter of 2007, the court held a claim construction hearing whereby each side presented its interpretation of the claims in the patents being litigated. The court issued its claim construction rulings in the third quarter of 2007.
Linex Technologies v. NETGEAR
     In June 2007, a lawsuit was filed against the Company by Linex Technologies, Inc., a patent holding company organized under the laws of Delaware, USA, in the U.S. District Court, Eastern District of Texas. Linex alleges that the Company infringes U.S. Patent No. 6,757,322. Linex has accused certain of the Company’s wireless networking products incorporating multiple input/multiple output (MIMO) technology. Linex has also sued 14 other technology companies alleging similar claims of patent infringement. The Company is currently evaluating the claim and anticipates filing an answer in the third quarter of 2007.

IP Indemnification Claims
     In addition, in its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties.
     In December 2005, the Company received a request for indemnification from Charter Communications, Inc., related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Hybrid Patents, Inc., a patent holding company. Hybrid alleges that Charter infringes U.S. Patents 5,586,121, 5,818,845, 6,104,727 and Re. 35,774. Hybrid alleges that products implementing the Data Over Cable Service Interface Specification (DOCSIS) standard, which are supplied to Charter by, among others, the Company, infringes these patents. In the third quarter of 2006, the Company together with a number of other equipment suppliers to Charter assumed the defense of the litigation. In the second quarter of 2007, a jury found that the Hybrid patents were not infringed by Charter. Hybrid has filed similar lawsuits in the same jurisdiction against Comcast Corporation, Comcast of Dallas, LP, Time Warner Cable, Inc. and Cox Communications, Inc., all of whom are also customers of the Company.
     In June 2006, the Company received a request for indemnification from Charter Communications, Inc. and Charter Communications Operating, LLC, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Rembrandt Technologies, L.P., a patent holding company. Rembrandt alleges that Charter infringes U.S. Patents 5,243,627, 5,852,631, 5,719,858 and 4,937,819. Rembrandt alleges that products implementing the DOCSIS standard, which are supplied to Charter by, among others, the Company, infringes these patents. Rembrandt has also filed a similar lawsuit in the same jurisdiction against Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP.
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
  Environmental Regulation
     The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and small business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company adopted FASB Staff Position (“FSP”) SFAS 143-1, “Accounting for Electronic Equipment Waste Obligations”, in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for the three and six months ended July 1, 2007 and the three and six months ended July 2, 2006. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.
     Additionally, the EU has enacted the Restriction of Hazardous Substances Directive (“RoHS Legislation”). The RoHS Legislation, along with similar legislation in China, prohibits the use of certain substances, including mercury and lead, in certain products put on the market after July 1, 2006. The Company believes it has met the requirements of the RoHS Legislation.

   Employment Agreements
     The Company has signed various employment agreements with key executives pursuant to which if their employment is terminated without cause, the employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer) and up to 26 weeks (for other key executives). Such employees will continue to have stock options vest for up to a one year period following the termination. If the termination, without cause, occurs within one year of a change in control, the officer is entitled to two years acceleration of any unvested portion of his or her stock options.
   Leases
     The Company leases office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
   Guarantees and Indemnifications
     The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At July 1, 2007, the Company had $74.6 million in non-cancelable purchase commitments with suppliers. The Company expects to sell all products for which it has committed purchases from suppliers.
     The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 1, 2007.
     In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 1, 2007.
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
Overview
     We design, develop and market innovative networking products that address the specific needs of small business and home users. We define small business as a business with fewer than 250 employees. We are focused on satisfying the ease-of-use, reliability, performance and affordability requirements of these users. Our product offerings enable users to share Internet access, peripherals, files, digital multimedia content and applications among multiple networked devices and other Internet-enabled devices.

     Our product line consists of wired and wireless devices that enable Ethernet networking, broadband access and network connectivity. These products are available in multiple configurations to address the needs of our end-users in each geographic region in which our products are sold.
     We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, CompUSA, Fry’s Electronics, Radio Shack, Staples, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), and FNAC (France). Online retailers include Amazon.com, Newegg.com and Buy.com. Our DMRs include Dell, CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators in domestic markets and cable and DSL operators internationally. Some of these retailers and resellers purchase directly from us while most are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.
     Our net revenue grew 25.7% from the three months ended July 2, 2006 to the three months ended July 1, 2007. The increase in net revenue was primarily attributable to increased shipments in our broadband gateway and small business Ethernet LAN product categories. This growth was most notably driven by increased sales of broadband gateways to service providers, primarily in the United Kingdom, with additional strength in the United States. We have also experienced growth in our switch products.
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
     Our gross margin decreased to 34.1% for the three months ended July 1, 2007, from 34.7% for the three months ended July 2, 2006. This decrease was primarily attributable to expenses for the step-up of acquired inventory to fair value, of which the entire amount was sold through in the three months ended July 1, 2007, as well as the amortization of certain intangibles related to our recent acquisition of Infrant Technologies, Inc. (“Infrant”). Operating expenses for the three months ended July 1, 2007 were $46.4 million, or 28.3% of net revenue, compared to $31.7 million, or 24.3% of net revenue, for the three months ended July 2, 2006. This increase was primarily attributable to a $5.0 million increase in salary and other employee related expenses, as well as our $4.1 million expense for in-process research and development (“in-process R&D”) related to intangible assets purchased in our acquisition of Infrant.
     Net income decreased $3.7 million, or 37.6%, to $6.1 million for the three months ended July 1, 2007, from $9.8 million for the three months ended July 2, 2006. This decrease was primarily attributable to an increase in operating expenses of $14.7 million, including a $4.1 million expense for in-process R&D related to intangible assets purchased in our acquisition of Infrant, and an increase in the provision for income taxes of $371,000. These increased expenses were partially offset by an increase in gross profit of $10.6 million, an increase in interest income of $454,000 and an increase in other income of $296,000.
     On May 16, 2007, we completed the acquisition of 100% of the outstanding shares of Infrant, a developer of network attached storage products. We believe the acquisition will accelerate our participation in the expanding market for network attached storage. The aggregate purchase price was $60 million, paid in cash. Infrant shareholders may receive a total additional payout of up to $20 million in cash over the three years following closure of the acquisition if specific revenue targets are reached.

Results of Operations
     The following table sets forth the consolidated statements of operations and the percentage change for the three and six months ended July 1, 2007, with the comparable reporting period in the preceding year.

	Three Months Ended			Six Months Ended
	July 1,	Percentage	July 2,	July 1,	Percentage	July 2,
	2007	Change	2006	2007	Change	2006
	(In thousands, except percentage data)			(In thousands, except percentage data)
Net revenue	$164,275	25.7%	$130,738	$337,847	30.9%	$257,997
Cost of revenue	108,321	26.9	85,361	221,863	32.0	168,072

Gross profit	55,954	23.3	45,377	115,984	29.0	89,925

Operating expenses:
Research and development	6,909	73.2	3,989	13,065	53.3	8,521
Sales and marketing	28,421	25.0	22,740	56,247	29.5	43,422
General and administrative	6,948	39.2	4,991	13,862	47.2	9,414
In-process research and development	4,100	**	—	4,100	**	—

Total operating expenses	46,378	46.2	31,720	87,274	42.2	61,357

Income from operations	9,576	(29.9)	13,657	28,710	0.5	28,568
Interest income	2,193	26.1	1,739	4,564	36.6	3,341
Other income	1,148	34.7	852	1,420	54.2	921

Income before income taxes	12,917	(20.5)	16,248	34,694	5.7	32,830
Provision for income taxes	6,784	5.8	6,413	14,540	10.8	13,127

Net income	$6,133	-37.6%	$9,835	$20,154	2.3%	$19,703

**	Percentage change not meaningful as prior year basis is zero.

     The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net revenue	100%	100%	100%	100%

Cost of revenue	65.9	65.3	65.7	65.1

Gross margin	34.1	34.7	34.3	34.9

Operating expenses:
Research and development	4.2	3.1	3.9	3.3
Sales and marketing	17.3	17.4	16.6	16.8
General and administrative	4.3	3.8	4.1	3.7
In-process research and development	2.5	0.0	1.2	0.0

Total operating expenses	28.3	24.3	25.8	23.8

Income from operations	5.8	10.4	8.5	11.1
Interest income	1.4	1.3	1.4	1.3
Other income	0.7	0.7	0.4	0.3

Income before income taxes	7.9	12.4	10.3	12.7
Provision for income taxes	4.2	4.9	4.3	5.1

Net income	3.7%	7.5%	6.0%	7.6%

Three Months Ended July 1, 2007 Compared to Three Months Ended July 2, 2006
Net Revenue

	Three Months Ended
	July 1,	Percentage	July 2,
	2007	Change	2006
	(In thousands, except percentage data)
Net revenue	$164,275	25.7%	$130,738
     Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9 and net changes in deferred revenue.
     Net revenue increased $33.6 million, or 25.7%, to $164.3 million for the three months ended July 1, 2007, from $130.7 million for the three months ended July 2, 2006. The increase in net revenue was primarily attributable to increased shipments in our broadband gateway and small business Ethernet LAN product categories. This growth was most notably driven by increased sales of broadband gateways to service providers, primarily in the United Kingdom, with additional strength in the United States. We have also experienced growth in our switch products, as well as initial sales of our ReadyNAS product category, which was acquired in connection with our acquisition of Infrant.
     In the three months ended July 1, 2007, net revenue generated within North America, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific was 37.6%, 51.8% and 10.6%, respectively, of our total net revenue. The comparable net revenue for the three months ended July 2, 2006 was 43.2%, 45.8% and 11.0%, respectively, of our total net revenue. The increase in net revenue over the prior year comparable quarter for each region was 9.3%, 42.3% and 20.6%, respectively. The EMEA increase in net revenue was primarily attributable to growth in the United Kingdom, as a result of increased sales of broadband gateways to service providers.

Cost of Revenue and Gross Margin

	Three Months Ended
	July 1,	Percentage	July 2,
	2007	Change	2006
	(In thousands, except percentage data)
Cost of revenue	$108,321	26.9%	$85,361
Gross margin percentage	34.1%		34.7%
     Cost of revenue consists primarily of the following: the cost of finished products from our third party contract manufacturers; overhead costs including purchasing, product planning, inventory control, warehousing and distribution logistics; inbound freight; warranty costs associated with returned goods; write-downs for excess and obsolete inventory, and amortization expense of certain acquired intangibles. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including sales returns, changes in net revenues due to changes in average selling prices, end-user customer rebates and other sales incentives, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight, conversion costs, and charges for excess or obsolete inventory and transitions from older to newer products.
     Cost of revenue increased $22.9 million, or 26.9%, to $108.3 million for the three months ended July 1, 2007, from $85.4 million for the three months ended July 2, 2006. In addition, our gross margin decreased to 34.1% for the three months ended July 1, 2007, from 34.7% for the three months ended July 2, 2006. We amortized $814,000 in intangibles related to our recent acquisitions in the three months ended July 1, 2007, which resulted in lower gross margins. We also sold through the entire $3.5 million in inventory acquired from Infrant, which was recorded at fair value under purchase accounting guidelines. Of this $3.5 million, $1.3 million represented a charge for the step-up to fair value in connection with the acquisition purchase accounting. These negative margin impacts were partially mitigated by certain gross margin improvements. We experienced relatively lower inbound freight costs, as we were able to shift the mix of inbound shipments from our suppliers from more costly air freight to lower cost sea freight. Additionally, we experienced lower price protection expense in the three months ended July 1, 2007.
Operating Expenses
Research and Development

	Three Months Ended
	July 1,	Percentage	July 2,
	2007	Change	2006
	(In thousands, except percentage data)
Research and development expense	$6,909	73.2%	$3,989
Percentage of net revenue	4.2%		3.1%
     Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, tooling design costs, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes and other consulting fees. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to enhance our ability to introduce innovative and easy to use products. We expect to continue to add additional employees in our research and development department. In the future, we believe that research and development expenses will increase in absolute dollars as we expand into new networking product technologies, enhance the ease-of-use of our products, and broaden our core competencies.
     Research and development expenses increased $2.9 million, or 73.2%, to $6.9 million for the three months ended July 1, 2007, from $4.0 million for the three months ended July 2, 2006. The increase was primarily attributable to increased salary, related payroll and other employee expenses of $1.6 million resulting from research and development related headcount growth. Included in the $1.6 million was $292,000 related to retention bonuses for certain employees associated with the acquisition of SkipJam Corp. (“SkipJam”) and $341,000 of incremental headcount expenses related to the acquisition of Infrant. Employee headcount increased by 68% to 89 employees as of July 1, 2007 as compared to 53 employees as of July 2, 2006, partially due to employees obtained from the acquisitions of SkipJam and Infrant. Rent and facilities expenses also increased $309,000 related to the Infrant acquisition and additional lab and infrastructure investments in our China Engineering Center. Non-recurring engineering costs increased $258,000 due to incremental product development projects. Additionally, stock-based compensation expense increased $336,000 to $529,000 for the three months ended July 1, 2007, from $193,000 for the three months ended July 2, 2006.

Sales and Marketing

	Three Months Ended
	July 1,	Percentage	July 2,
	2007	Change	2006
	(In thousands, except percentage data)
Sales and marketing expense	$28,421	25.0%	$22,740
Percentage of net revenue	17.3%		17.4%
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
     Sales and marketing expenses increased $5.7 million, or 25.0%, to $28.4 million for the three months ended July 1, 2007, from $22.7 million for the three months ended July 2, 2006. Of this increase, $2.3 million was attributable to increased salary, related payroll and other employee expenses as a result of sales and marketing related headcount growth. Employee headcount increased by 36% to 244 employees as of July 1, 2007, compared to 179 employees as of July 2, 2006. More specifically, 51 of the 65 incremental employees related to expansion in EMEA and Asia Pacific. Outside service fees related to customer service and technical support also increased by $858,000, in support of higher call volumes related to increased units sold and geographic expansion. IT infrastructure costs allocated to sales and marketing increased $632,000 as a result of additional investments in software and systems in 2007. We have continued to expand our geographic market presence with investments in sales resources, and incurred a $554,000 increase in advertising, travel, and promotion expenses related to expanded marketing activities. Furthermore, outbound freight increased $510,000, reflecting our higher sales volume. Additionally, stock-based compensation expense increased $613,000 to $916,000 for the three months ended July 1, 2007, from $303,000 for the three months ended July 2, 2006.
General and Administrative

	Three Months Ended
	July 1,	Percentage	July 2,
	2007	Change	2006
	(In thousands, except percentage data)
General and administrative expense	$6,948	39.2%	$4,991
Percentage of net revenue	4.3%		3.8%
     General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for doubtful accounts, and other corporate expenses. We expect a modest increase in general and administrative costs in absolute dollars related to the growth of the business.
     General and administrative expenses increased $1.9 million, or 39.2%, to $6.9 million for the three months ended July 1, 2007, from $5.0 million for the three months ended July 2, 2006. The increase was primarily attributable to increased salary, related payroll and other employee expenses of $1.1 million due to an increase in general and administrative related headcount and increases in compensation for existing employees. Employee headcount increased by 13% to 70 employees as of July 1, 2007 compared to 62 employees as of July 2, 2006. We also incurred an $886,000 increase in fees for outside professional services related to tax and legal consulting. Additionally, stock-based compensation expense increased $331,000 to $744,000 for the three months ended July 1, 2007, from $413,000 for the three months ended July 2, 2006. Partially offsetting these increases were higher IT and facilities allocations to the other lines of businesses, due to the relatively higher headcount growth in sales and marketing as well as research and development.

In-process Research and Development
     During the three months ended July 1, 2007, we expensed $4.1 million for in-process R&D related to intangible assets purchased in our acquisition of Infrant. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the acquisition. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. We acquired three in-process R&D projects. Two projects involve development of new products in the ReadyNAS desktop product category, and one project involves development of a higher end version of a product currently selling in the ReadyNAS rack mount product category.
     To date, there have been no significant differences between the actual and estimated results of the in-process R&D projects. We estimate that we will incur costs of approximately $1.1 million to complete the projects, of which approximately $130,000 was incurred through July 1, 2007. We expect to complete and begin benefitting from the three projects in early 2008.
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
Interest Income and Other Income

	Three Months Ended
	July 1,	July 2,
	2007	2006
	(In thousands)
Interest income and other income
Interest income	$2,193	$1,739
Other income	1,148	852

Total interest income and other income	$3,341	$2,591

     Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income primarily represents net gains on transactions denominated in foreign currencies and other miscellaneous expenses.
     Interest income increased $454,000, or 26.1%, to $2.2 million for the three months ended July 1, 2007, from $1.7 million for the three months ended July 2, 2006. The increase in interest income was primarily attributable to an increase in the average interest rate earned in the second quarter of 2007 as compared to the second quarter of 2006.
     Other income increased $296,000, or 34.7%, to $1.1 million for the three months ended July 1, 2007, from $852,000 for the three months ended July 2, 2006. The increase in other income was primarily attributable to foreign exchange gains experienced due to the continued weakening of the U.S. dollar against the euro, British pound, and Australian dollar in the second quarter of 2007.
Provision for Income Taxes
     The provision for income taxes increased $371,000, or 5.8%, to $6.8 million for the three months ended July 1, 2007, from $6.4 million for the three months ended July 2, 2006. The effective tax rate was approximately 52.5% for the three months ended July 1, 2007 and approximately 39.5% for the three months ended July 2, 2006. The increase in the effective tax rate for the three months ended July 1, 2007 compared to the three months ended July 2, 2006 was primarily caused by non-deductible in-process R&D expense related to the acquisition of Infrant.
     As described in Note 1 and Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements, we have adopted FIN 48 as of January 1, 2007.

Net Income
     Net income decreased $3.7 million, or 37.6%, to $6.1 million for the three months ended July 1, 2007, from $9.8 million for the three months ended July 2, 2006. This decrease was primarily attributable to an increase in operating expenses of $14.7 million, including a $4.1 million expense for in-process R&D related to intangible assets purchased in our acquisition of Infrant, and an increase in the provision for income taxes of $371,000. These increased expenses were partially offset by an increase in gross profit of $10.6 million, an increase in interest income of $454,000 and an increase in other income of $296,000.
Six Months Ended July 1, 2007 Compared to Six Months Ended July 2, 2006
Net Revenue

	Six Months Ended
	July 1,	Percentage	July 2,
	2007	Change	2006
	(In thousands, except percentage data)
Net revenue	$337,847	30.9%	$257,997
     Net revenue increased $79.8 million, or 30.9%, to $337.8 million for the six months ended July 1, 2007, from $258.0 million for the six months ended July 2, 2006. The increase in net revenue was primarily attributable to increased shipments in our broadband gateway and small business Ethernet LAN product categories. This growth was most notably driven by increased sales of broadband gateways to service providers, primarily in the United Kingdom, with additional strength in the United States. We have also experienced broad-based growth in sales of all small business switches.
     In the six months ended July 1, 2007, net revenue generated within North America, EMEA and Asia Pacific was 37.8%, 52.6% and 9.6%, respectively, of our total net revenue. The comparable net revenue for the six months ended July 2, 2006 was 43.8%, 45.2% and 11.0%, respectively, of our total net revenue. The increase in net revenue over the prior year comparable period for each region was 13.2%, 52.4% and 13.5%, respectively. The EMEA increase in net revenue was primarily attributable to growth in the United Kingdom, as a result of increased sales of broadband gateways to service providers.
Cost of Revenue and Gross Margin

	Six Months Ended
	July 1,	Percentage	July 2,
	2007	Change	2006
	(In thousands, except percentage data)
Cost of revenue	$221,863	32.0%	$168,072
Gross margin percentage	34.3%		34.9%
     Cost of revenue increased $53.8 million, or 32.0%, to $221.9 million for the six months ended July 1, 2007, from $168.1 million for the six months ended July 2, 2006. In addition, our gross margin decreased to 34.3% for the six months ended July 1, 2007, from 34.9% for the six months ended July 2, 2006. We amortized $889,000 in intangibles related to our recent acquisitions in the six months ended July 1, 2007, which resulted in lower gross margins. We also sold through the entire $3.5 million in inventory acquired from Infrant, which was recorded at fair value under purchase accounting guidelines. Of this $3.5 million, $1.3 million represented a charge for the step-up to fair value in connection with the acquisition purchase accounting. Additionally, we incurred higher warranty costs associated with end-user warranty returns. These negative margin impacts were partially mitigated by certain gross margin improvements. We experienced relatively lower inbound freight costs, as we were able to shift the mix of inbound shipments from our suppliers from more costly air freight to lower cost sea freight. Additionally, we experienced lower price protection expense in the six months ended July 1, 2007.

Operating Expenses
Research and Development

	Six Months Ended
	July 1,	Percentage	July 2,
	2007	Change	2006
	(In thousands, except percentage data)
Research and development expense	$13,065	53.3%	$8,521
Percentage of net revenue	3.9%		3.3%
     Research and development expenses increased $4.6 million, or 53.3%, to $13.1 million for the six months ended July 1, 2007, from $8.5 million for the six months ended July 2, 2006. The increase was primarily attributable to increased salary, related payroll and other employee expenses of $2.8 million resulting from research and development related headcount growth. Included in the $2.8 million was $584,000 related to retention bonuses for certain employees associated with the acquisition of SkipJam and $341,000 of incremental headcount expenses related to the acquisition of Infrant. Employee headcount increased by 68% to 89 employees as of July 1, 2007 as compared to 53 employees as of July 2, 2006, partially due to employees obtained from the acquisitions of SkipJam and Infrant. Rent and facilities expenses also increased $853,000 related to the Infrant acquisition and additional lab and infrastructure investments in our China Engineering Center. Additionally, stock-based compensation expense increased $604,000 to $998,000 for the six months ended July 1, 2007, from $394,000 for the six months ended July 2, 2006.
Sales and Marketing

	Six Months Ended
	July 1,	Percentage	July 2,
	2007	Change	2006
	(In thousands, except percentage data)
Sales and marketing expense	$56,247	29.5%	$43,422
Percentage of net revenue	16.6%		16.8%
     Sales and marketing expenses increased $12.8 million, or 29.5%, to $56.2 million for the six months ended July 1, 2007, from $43.4 million for the six months ended July 2, 2006. Of this increase, $5.5 million was attributable to increased salary, related payroll and other employee expenses as a result of sales and marketing related headcount growth. Employee headcount increased by 36% to 244 employees as of July 1, 2007, compared to 179 employees as of July 2, 2006. More specifically, 51 of the 65 incremental employees related to expansion in EMEA and Asia Pacific. Outside service fees related to customer service and technical support also increased by $1.7 million, in support of higher call volumes related to increased units sold and geographic expansion. Outbound freight increased $1.5 million, reflecting our higher sales volume. We have continued to expand our geographic market presence with investments in sales resources, and incurred a $1.8 million increase in advertising, travel, and promotion expenses related to expanded marketing activities. Furthermore, IT infrastructure costs allocated to sales and marketing increased $1.1 million as a result of additional investments in software and systems in 2007. Additionally, stock-based compensation expense increased $942,000 to $1,538,000 for the six months ended July 1, 2007, from $596,000 for the six months ended July 2, 2006.
General and Administrative

	Six Months Ended
	July 1,	Percentage	July 2,
	2007	Change	2006
	(In thousands, except percentage data)
General and administrative expense	$13,862	47.2%	$9,414
Percentage of net revenue	4.1%		3.7%
     General and administrative expenses increased $4.5 million, or 47.2%, to $13.9 million for the six months ended July 1, 2007, from $9.4 million for the six months ended July 2, 2006. The increase was primarily attributable to increased salary, related payroll and other employee expenses of $2.0 million due to an increase in general and administrative related headcount and increases in compensation for existing employees. Employee headcount increased by 13% to 70 employees as of July 1, 2007 compared to 62 employees as of July 2, 2006. We also incurred a $2.0 million increase in fees for outside professional services related to tax and legal consulting. Additionally, stock-based compensation expense increased $714,000 to $1,367,000 for the six months ended July 1, 2007, from $653,000 for the six months ended July 2, 2006. Partially offsetting these increases were higher IT and facilities allocations to the other lines of businesses, due to the relatively higher headcount growth in sales and marketing as well as research and development.

In-process Research and Development
     During the six months ended July 1, 2007, we expensed $4.1 million for in-process R&D related to intangible assets purchased in our acquisition of Infrant. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the acquisition. In-process R&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. We acquired three in-process R&D projects. Two projects involve development of new products in the ReadyNAS desktop product category, and one project involves development of a higher end version of a product currently selling in the ReadyNAS rack mount product category.
     To date, there have been no significant differences between the actual and estimated results of the in-process R&D projects. We estimate that we will incur costs of approximately $1.1 million to complete the projects, of which approximately $130,000 was incurred through July 1, 2007. We expect to complete and begin benefitting from the three projects in early 2008.
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
Interest Income and Other Income

	Six Months Ended
	July 1,	July 2,
	2007	2006
	(In thousands)
Interest income and other income
Interest income	$4,564	$3,341
Other income	1,420	921

Total interest income and other income	$5,984	$4,262

     Interest income increased $1.3 million, or 36.6%, to $4.6 million for the six months ended July 1, 2007, from $3.3 million for the six months ended July 2, 2006. The increase in interest income was primarily attributable to an increase in the average interest rate earned in the first six months of 2007 as compared to the first six months of 2006.
     Other income increased $499,000, or 54.2%, to $1.4 million for the six months ended July 1, 2007, from $921,000 for the six months ended July 2, 2006. The increase in other income was primarily attributable to foreign exchange gains experienced due to the continued weakening of the U.S. dollar against the euro, British pound, and Australian dollar in the six months ended July 1, 2007.
Provision for Income Taxes
     The provision for income taxes increased $1.4 million, or 10.8%, to $14.5 million for the six months ended July 1, 2007, from $13.1 million for the six months ended July 2, 2006. The effective tax rate was approximately 41.9% for the six months ended July 1, 2007 and approximately 40.0% for the six months ended July 2, 2006. The increase in the effective tax rate for the six months ended July 1, 2007 compared to the six months ended July 2, 2006 was primarily caused by non-deductible in-process R&D expense related to the acquisition of Infrant.
     As described in Note 1 and Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements, we have adopted FIN 48 as of January 1, 2007.

Net Income
     Net income increased $451,000, or 2.3%, to $20.2 million for the six months ended July 1, 2007, from $19.7 million for the six months ended July 2, 2006. This increase was primarily attributable to an increase in gross profit of $26.1 million, an increase in interest income of $1.3 million and an increase in other income of $499,000. These increases were partially offset by an increase in operating expenses of $25.9 million, including a $4.1 million expense for in-process R&D related to intangible assets purchased in our acquisition of Infrant, and an increase in the provision for income taxes of $1.4 million.
Liquidity and Capital Resources
     As of July 1, 2007, we had cash, cash equivalents and short-term investments totaling $155.8 million. Short-term investments accounted for $107.3 million of this balance.
     Our cash and cash equivalents balance decreased from $87.7 million as of December 31, 2006 to $48.5 million as of July 1, 2007. Operating activities during the six months ended July 1, 2007 provided cash of $5.5 million. Investing activities during the six months ended July 1, 2007 used $58.3 million, primarily for the payment, excluding cash acquired, made in connection with the acquisition of Infrant for $60.0 million and purchases of property and equipment amounting to $4.0 million, partially offset by net proceeds from the sale of short-term investments of $3.1 million. During the six months ended July 1, 2007, financing activities provided $13.5 million, resulting from the issuance of common stock related to stock option exercises and our employee stock purchase program, as well as the excess tax benefit from exercise of stock options.
     Our days sales outstanding increased from 66 days as of December 31, 2006 to 75 days as of July 1, 2007.This increase is primarily due to the relative timing of shipments, as a higher proportion of the total quarterly shipments came in the last month of the three months ended July 1, 2007.
     Our accounts payable decreased from $39.8 million at December 31, 2006 to $34.2 million at July 1, 2007. The decrease of $5.6 million is primarily due to relative timing of payments.
     Inventory increased by $7.7 million from $77.9 million at December 31, 2006 to $85.6 million at July 1, 2007. In the three months ended July 1, 2007 we experienced annual ending inventory turns of approximately 5.1, down from approximately 5.7 in the three months ended December 31, 2006.
     We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.
     We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At July 1, 2007, we had approximately $74.6 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.
Contractual Obligations and Off-Balance Sheet Arrangements
     The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of July 1, 2007 (in thousands):

	Less than	1 - 3	3 - 5	Over 5
Contractual Obligations	1 Year	Years	Years	Years	Total
Operating leases	$3,355	$4,518	$1,323	$2,826	$12,022
Purchase obligations	74,604	—	—	—	74,604

	$77,959	$4,518	$1,323	$2,826	$86,626

     As of July 1, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
     Effective January 1, 2007, we adopted the provisions of FIN 48 (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements). As of July 1, 2007, the liability for uncertain tax positions, net of federal impacts on state tax issues, is $6.1 million. None is expected to be paid within one year, nor can we make a reliable estimate when cash settlement with a taxing authority may occur.
Critical Accounting Policies and Estimates
     Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. Other than our accounting policy relating to income taxes presented in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements, our critical accounting policies have not materially changed during the six months ended July 1, 2007.
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
     We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. In the second quarter of 2005 we began to invoice some of our international customers in foreign currencies including but not limited to, the euro, British pound, Japanese yen and the Australian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies. As of July 1, 2007, we had net receivables in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $2.6 million to net income at July 1, 2007.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     The information set forth under Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this report.
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
     We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. Our principal competitors in the small business market include 3Com Corporation, Allied Telesyn International, Dell Computer Corporation, D-Link Systems, Inc., Hewlett-Packard Company, the Linksys division of Cisco Systems and Nortel Networks. Our principal competitors in the home market include Belkin Corporation, D-Link and the Linksys division of Cisco Systems. Our principal competitors in the broadband service provider market include ARRIS International, Inc., Motorola, Inc., Sagem Corporation, Scientific Atlanta, a Cisco company, ZyXEL Communications Corporation, Thomson Corporation and 2Wire, Inc. Other current and potential competitors include numerous local vendors such as Siemens Corporation and AVM in Europe, Corega International SA, Melco Inc., Buffalo Technology in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers.
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
     The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These include third parties who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channel or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.
The average selling prices of our products typically decrease rapidly over the sales cycle of the product, which may negatively affect our gross margins.
     Our products typically experience price erosion, a fairly rapid reduction in the average selling prices over their respective sales cycles. In order to sell products that have a falling average selling price and maintain margins at the same time, we need to continually reduce product and manufacturing costs. To manage manufacturing costs, we must collaborate with our third party manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully manage the price paid for components used in our products. We must also successfully manage our freight and inventory costs to reduce overall product costs. We also need to continually introduce new products with higher sales prices and gross margins in order to maintain our overall gross margins. If we are unable to manage the cost of older products or successfully introduce new products with higher gross margins, our net revenue and overall gross margin would likely decline.
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
     We have experienced delays and quality issues in releasing new products in the past, which resulted in lower quarterly net revenue than expected. In addition, we have experienced, and may in the future experience, product introductions that fall short of our projected rates of market adoption. Any future delays in product development and introduction or product introductions that do not meet broad market acceptance could result in:
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
     We sell a substantial portion of our products through broadband service providers worldwide. During the fiscal quarter ended July 1, 2007, sales to British Sky Broadcasting Group plc and its affiliates accounted for 10% of our net revenue. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. These challenges include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customer service and support demands, requirements that suppliers take on a larger share of risks, competition from established suppliers, pricing pressure resulting in lower gross margins, and our general inexperience in selling to service providers. Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate wildly and challenges our ability to accurately forecast demand from them. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin guidance for a particular period of time and therefore adversely affect our stock price. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Any slowdown in the general economy, over capacity, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.
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
     Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them. Our contract manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if our suppliers experience financial or other difficulties or if worldwide demand for the components they provide increases significantly, the availability of these components could be limited. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products. If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed. This would affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose market share.

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
     We derive a significant percentage of our revenues from international sales, and a deterioration in global economic and market conditions, particularly in Western Europe, may result in reduced product demand, increased price competition and higher excess inventory levels. Turmoil in the global geopolitical environment, including the ongoing tensions in Iraq and the Middle-East, has pressured and continue to pressure global economies. In addition, rising oil prices may result in a reduction in consumer spending and an increase in freight costs to us. If the global economic climate does not improve, our business and operating results will be harmed.
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
     We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal quarter ended July 1, 2007, sales to Ingram Micro and its affiliates accounted for 18% of our net revenue and sales to Tech Data and its affiliates accounted for 13% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

As part of growing our business, we have made and expect to continue to make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, our business and operating results could be harmed.
     From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. Acquisitions involve numerous risks and challenges, including but not limited to the following:
•	integrating the companies, assets, systems, products, sales channels and personnel that we acquire;

•	growing or maintaining revenues to justify the purchase price and the increased expenses associated with acquisitions;

•	entering into territories or markets that we have limited or no prior experience with;

•	establishing or maintaining business relationships with customers, vendors and suppliers who may be new to us;

•	overcoming the employee, customer, vendor and supplier turnover that may occur as a result of the acquisition; and

•	diverting management’s attention from running the day to day operations of our business.
     As part of undertaking an acquisition, we may also significantly revise our capital structure or operational budget, such as issue common stock that would dilute the ownership percentage of our stockholders, assume liabilities or debt, utilize a substantial portion of our cash resources to pay for the acquisition or significantly increase operating expenses. Our acquisitions have resulted and may in the future result, in in-process research and development expenses being charged in an individual quarter, which results in variability in our quarterly earnings. In addition, our effective tax rate in any particular quarter may also be impacted by acquisitions.
     We cannot assure you that we will be successful in selecting, executing and integrating acquisitions. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.
If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
     As a result of the acquisition of SkipJam and Infrant, we have significant goodwill and amortizable intangible assets recorded on our balance sheet. Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill or amortizable intangible assets may not be recoverable include market conditions, operating fundamentals, competition and general economic conditions. We may incur substantial impairment charges to earnings in our financial statements during the period should an impairment of our goodwill or amortizable intangible assets be determined resulting in an adverse impact on our results of operations.
Our income tax provision, liability for uncertain tax positions (FIN 48), and other tax reserves may be insufficient if any taxing authorities are successful in asserting tax positions that are contrary to our positions.
     Significant judgment is required to determine our provision for income taxes, liability for uncertain tax positions, and other tax reserves. In the ordinary course of our business, there may be matters for which the ultimate tax outcome is uncertain. Although we believe our approach to determining the appropriate tax treatment is reasonable, no assurance can be given that the final tax authority determination will not be materially different than that which is reflected in our income tax provision, liability for uncertain tax positions, and other tax reserves. Such differences could have a material adverse effect on our income tax provision or benefits, liability for uncertain tax positions, or other tax reserves, in the period in which such determination is made and, consequently, on our net income for such period.
     From time to time, we are audited by various federal, state and local authorities regarding tax matters. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposures, we maintain a liability for uncertain tax positions in accordance with FIN 48. However, if these accrued liabilities and/or reserves are insufficient upon completion of any audit process, there could be an adverse impact on our financial position and results of operations.

We depend on a limited number of third party contract manufacturers for substantially all of our manufacturing needs. If these contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may suffer.
     All of our products are manufactured, assembled, tested and generally packaged by a limited number of original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs. We rely on our contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer. We do not have any long-term contracts with any of our third party contract manufacturers. Some of these third party contract manufacturers produce products for our competitors. The loss of the services of any of our primary third party contract manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.
     Our reliance on third party contract manufacturers also exposes us to the following risks over which we have limited control:
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
If we are unable to provide our third party contract manufacturers a timely and accurate forecast of our component and material requirements, we may experience delays in the manufacturing of our products and the costs of our products may increase.
     We provide our third party contract manufacturers with a rolling forecast of demand, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as wireless local area network chipsets, switching fabric chips, physical layer transceivers, connector jacks and metal and plastic enclosures. If our forecasts are not timely provided or are less than our actual requirements, our contract manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our contract manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our contract manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an over supply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur.
We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to develop, sell, maintain and support technologically advanced products would be limited.
     We rely on third parties to obtain non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of most of our products. In these cases, because the intellectual property we license is available from third parties, barriers to entry may be lower than if we owned exclusive rights to the technology we license and use. On the other hand, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third party technology providers, or if any of these providers unilaterally decide not to do business with us for any reason, our ability to develop and sell products containing that technology would be severely limited. If we are shipping products which contain third party technology that we subsequently lose the right to license, then we will not be able to continue to offer or support those products. Our licenses often require royalty payments or other consideration to third parties. Our success will depend in part on our continued ability to have access to these technologies, and we do not know whether these third party technologies will continue to be licensed to us on commercially acceptable terms or at all. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This would limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our margins, market share, and operating results could be significantly harmed.
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
     International sales comprise a significant amount of our overall net revenue. International sales were 62% of overall net revenue in fiscal 2006. We anticipate that international sales may grow as a percentage of net revenue. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:
•	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	exchange rate fluctuations;

•	increased difficulty in managing inventory;

•	delayed revenue recognition;

•	less effective protection of intellectual property;

•	stringent consumer protection and product compliance regulations, including but not limited to the recently enacted Restriction of Hazardous Substances, or RoHS directive and the Waste Electrical and Electronic Equipment, or WEEE directive in Europe, that may vary from country to country and that are costly to comply with; and

•	difficulties and costs of staffing and managing foreign operations.
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
     We will continue to perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of the end of a fiscal year or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2007 Annual Meeting of Stockholders was held on May 15, 2007. Of the 34,431,103 shares of our capital stock entitled to vote at the meeting, 31,597,755 were present in person or by proxy. Our stockholders approved the following matters:
     1. Election of Directors

Nominee	For	Withheld
Patrick C.S. Lo	30,880,910	716,845
Ralph E. Faison	30,165,859	1,431,896
A. Timothy Godwin	31,077,225	520,530
Jef Graham	30,164,096	1,433,659
Linwood A. Lacy, Jr.	29,094,815	2,502,940
George G. C. Parker	30,888,724	709,031
Gregory J. Rossmann	30,148,008	1,449,747
Julie A. Shimer	30,166,029	1,431,726
     2. Ratification of Appointment of Independent Registered Public Accounting Firm
     A proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved by a vote of 31,152,845 for, 437,609 votes against and 7,302 votes abstaining.

Item 6. Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of May 2, 2007, by and among NETGEAR, Inc., NAS Holdings Corporation, Infrant Technologies, Inc., certain Infrant shareholders thereof, and Paul Tien as the Holders Representative (the schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K*) (1)

2.2	NETGEAR, Inc. 2007 Employee Bonus Plan (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	NETGEAR hereby agrees to furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon its request.

(1)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 3, 2007 with the Securities and Exchange Commission.

(2)	Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on May 3, 2007 with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC. Registrant
/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Accounting Officer (Principal Financial and Accounting Officer)

Date: August 10, 2007

Exhibit Index

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of May 2, 2007, by and among NETGEAR, Inc., NAS Holdings Corporation, Infrant Technologies, Inc., certain Infrant shareholders thereof, and Paul Tien as the Holders Representative (the schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K*) (1)

2.2	NETGEAR, Inc. 2007 Employee Bonus Plan (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	NETGEAR hereby agrees to furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon its request.

(1)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 3, 2007 with the Securities and Exchange Commission.

(2)	Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on May 3, 2007 with the Securities and Exchange Commission.