Form 10-Q
period 2007-09-30
NETGEAR, INC
filed 2007-11-09
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007.

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 35,172,161 as of November 2, 2007.

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$99,912	$87,736
Short-term investments	77,330	109,729
Accounts receivable, net	139,968	119,601
Inventories	79,307	77,932
Deferred income taxes	12,820	13,415
Prepaid expenses and other current assets	21,744	15,946

Total current assets	431,081	424,359
Property and equipment, net	9,455	6,568
Intangibles, net	17,503	975
Goodwill	41,962	3,800
Other non-current assets	44	2,202

Total assets	$500,045	$437,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,329	$39,818
Accrued employee compensation	13,840	11,803
Other accrued liabilities	78,159	75,909
Deferred revenue	7,755	8,215
Income taxes payable	—	7,737

Total current liabilities	133,083	143,482
Deferred income tax liability	4,726	—
Non-current income taxes payable	7,802	—

Total liabilities	145,611	143,482
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	34	33
Additional paid-in capital	247,779	221,487
Cumulative other comprehensive gain (loss)	127	(5)
Retained earnings	106,494	72,907

Total stockholders’ equity	354,434	294,422

Total liabilities and stockholders’ equity	$500,045	$437,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net revenue	$191,681	$151,571	$529,528	$409,568
Cost of revenue (1)	127,903	101,013	349,766	269,085

Gross profit	63,778	50,558	179,762	140,483

Operating expenses:
Research and development (1)	7,816	4,675	20,881	13,196
Sales and marketing (1)	30,509	23,522	86,756	66,944
General and administrative (1)	6,781	5,762	20,643	15,176
In-process research and development	—	2,900	4,100	2,900
Litigation reserves	202	—	202	—

Total operating expenses	45,308	36,859	132,582	98,216

Income from operations	18,470	13,699	47,180	42,267
Interest income	1,860	1,676	6,424	5,017
Other income (expense), net	1,732	(315)	3,152	606

Income before income taxes	22,062	15,060	56,756	47,890
Provision for income taxes	8,796	7,080	23,336	20,207

Net income	$13,266	$7,980	$33,420	$27,683

Net income per share:
Basic	$0.38	$0.24	$0.96	$0.83

Diluted	$0.37	$0.23	$0.94	$0.81

Weighted average shares outstanding used to compute net income per share:
Basic	35,045	33,443	34,679	33,246

Diluted	35,955	34,466	35,742	34,354

(1) Stock-based compensation expense was allocated as follows:
Cost of revenue	$160	$118	$448	$311
Research and development	694	331	1,692	725
Sales and marketing	781	359	2,319	955
General and administrative	731	443	2,098	1,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30, 2007	October 1, 2006
Cash flows from operating activities:
Net income	$33,420	$27,683
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,051	5,772
Accretion of purchase discounts on investments	(953)	(1,447)
Non-cash stock-based compensation	6,557	3,087
Income tax benefit associated with stock option exercises	7,915	1,540
Excess tax benefit from stock-based compensation	(6,715)	(1,217)
Deferred income taxes	1,328	(3,717)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(19,165)	(13,511)
Inventories	2,129	(25,900)
Prepaid expenses and other assets	(5,758)	(9,093)
Accounts payable	(7,186)	(7,816)
Accrued employee compensation	1,641	1,149
Other accrued liabilities	1,151	(3,063)
Deferred revenue	(480)	8,228
Income taxes payable	311	1,245

Net cash provided by (used in) operating activities	24,246	(17,060)

Cash flows from investing activities:
Purchases of short-term investments	(75,670)	(122,010)
Proceeds from sale of short-term investments	109,235	99,116
Purchase of property and equipment	(6,639)	(5,431)
Payments made in connection with business acquisition, net of cash acquired	(57,443)	(7,600)

Net cash used in investing activities	(30,517)	(35,925)

Cash flows from financing activities:
Purchase and retirement of treasury stock	(88)	—
Proceeds from exercise of stock options	10,614	3,646
Proceeds from issuance of common stock under employee stock purchase plan	1,206	1,100
Excess tax benefit from stock-based compensation	6,715	1,217

Net cash provided by financing activities	18,447	5,963

Net increase (decrease) in cash and cash equivalents	12,176	(47,022)
Cash and cash equivalents, at beginning of period	87,736	90,002

Cash and cash equivalents, at end of period	$99,912	$42,980

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Other than the Company’s accounting policy relating to income taxes presented below, the Company’s significant accounting policies have not materially changed during the nine months ended September 30, 2007.

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

Fair Value on May 16, 2007
Cash and cash equivalents	$2,787
Accounts receivable, net	1,202
Inventories	3,504
Deferred income taxes	667
Prepaid expenses and other current assets	36
Property and equipment, net	128
Intangibles, net	22,700
Goodwill	38,160
Accounts payable	(697)
Accrued employee compensation	(396)
Other accrued liabilities	(1,019)
Deferred revenue	(20)
Income taxes payable	(9)
Deferred income tax liability	(6,814)

Total purchase price allocation	$60,229

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

4. Stock-based Compensation

The Company grants options and restricted stock units from the 2006 Long Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of September 30, 2007, 888,530 shares were reserved for future grants under these plans.

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

	Stock Options		Stock Options
	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Expected life (in years)	4.5	4.9	4.5	4.9
Risk-free interest rate	4.54%	4.88%	4.60%	4.89%
Expected volatility	52%	59%	54%	61%
Dividend yield	—	—	—	—

As of September 30, 2007, $20.8 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.59 years. Additionally, $3.2 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.38 years.

5. Product Warranties

The Company provides for estimated future warranty obligations at the time revenue is recognized. The Company’s standard warranty obligation to its direct customers generally provides for a right of return of any product for a full refund in the event that such product is not merchantable or is found to be damaged or defective. At the time revenue is recognized, an estimate of future warranty returns is recorded to reduce revenue in the amount of the expected credit or refund to be provided to its direct customers. At the time the Company records the reduction to revenue related to warranty returns, the Company includes within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. The Company’s standard warranty obligation to its end-users provides for repair or replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. The estimated cost associated with fulfilling the Company’s warranty obligation to end-users is recorded in cost of revenue. Because the Company’s products are manufactured by contract manufacturers, in certain cases the Company has recourse to the contract manufacturer for replacement or credit for the defective products. The Company gives consideration to amounts recoverable from its contract manufacturers in determining its warranty liability. The Company assesses the adequacy of its warranty liability every quarter and, as necessary, makes adjustments to the liability. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the condensed consolidated balance sheets, are as follows (in thousands):

	Nine Months Ended
	September 30, 2007	October 1, 2006
Balance as of beginning of the period	$21,299	$11,845
Provision for warranty liability made during the period	29,579	28,322
Warranty obligation assumed in acquisition	432	—
Settlements made during the period	(28,312)	(25,182)

Balance at end of period	$22,998	$14,985

6. Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.9 million for the three months ended September 30, 2007, $2.1 million for the three months ended October 1, 2006, $8.7 million for the nine months ended September 30, 2007, and $6.4 million for the nine months ended October 1, 2006.

7. Balance Sheet Components

Accounts receivable, net:

	September 30, 2007	December 31, 2006
	(In thousands)
Gross accounts receivable	$151,881	$132,651

Less: Allowance for doubtful accounts	(1,844)	(1,727)
Allowance for sales returns	(8,291)	(8,129)
Allowance for price protection	(1,778)	(3,194)

Total allowances	(11,913)	(13,050)

Accounts receivable, net	$139,968	$119,601

Inventories:

	September 30, 2007	December 31, 2006
	(In thousands)
Raw materials	$323	$—
Work in process	—	—
Finished goods	78,984	77,932

Total	$79,307	$77,932

Other accrued liabilities:

	September 30, 2007	December 31, 2006
	(In thousands)
Sales and marketing programs	$35,275	$38,058
Warranty obligation	22,998	21,299
Freight	4,083	4,073
Other	15,803	12,479

Other accrued liabilities	$78,159	$75,909

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

Net income per share for the three and nine months ended September 30, 2007 and October 1, 2006 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$13,266	$7,980	$33,420	$27,683

Weighted average shares outstanding:
Basic	35,045	33,443	34,679	33,246
Dilutive potential common shares	910	1,023	1,063	1,108

Total diluted	35,955	34,466	35,742	34,354

Basic net income per share	$0.38	$0.24	$0.96	$0.83

Diluted net income per share	$0.37	$0.23	$0.94	$0.81

Weighted average stock options and unvested restricted stock awards to purchase 1,053,881 and 909,999 shares of the Company’s stock for the three and nine months ended September 30, 2007, respectively, and 996,002 and 639,641 shares for the three and nine months ended October 1, 2006, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

9. Income taxes

The effective tax rate was 39.9% and 41.1% for the three and nine months ended September 30, 2007, respectively. The effective tax rate was 47.0% and 42.2% for the three and nine months ended October 1, 2006, respectively. The decrease in the effective tax rate for the three months ended September 30, 2007 compared to the three months ended October 1, 2006 was primarily caused by certain non-recurring charges related to the acquisition of SkipJam Corp. (“SkipJam”) incurred during the three months ended October 1, 2006 that were non-deductible for tax purposes.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company recognized a decrease in income tax liabilities of approximately $255,000 and a corresponding increase in retained earnings as of January 1, 2007. As of the date of adoption, the Company had gross unrecognized tax benefits of $5.6 million and accrued interest expense of $294,000. The total amount of tax and accrued interest as of January 1, 2007 that, if recognized, would affect the effective tax rate was $2.6 million and $177,000, respectively. Consistent with the provisions of FIN 48, the Company reclassified $5.9 million of current income tax liabilities resulting in a $4.9 million increase to non-current income taxes payable and $1.0 million decrease to non-current deferred tax assets. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of September 30, 2007, the liability for unrecognized tax benefits, net of federal impacts on state tax issues, is $7.8 million. No unrecognized tax benefit is expected to be paid within one year, nor can the Company make a reliable estimate when cash settlement with a taxing authority may occur.

For the three and nine month period ended September 30, 2007, the increase in unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.6 million and $4.8 million, respectively. The increase in accrued interest expense for the same period was $61,000 and $183,000, respectively.

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

During the three months ended September 30, 2007, the federal statute of limitations for the Company’s 2003 tax year closed. An immaterial amount of income tax liabilities related to issues considered effectively settled with respect to the 2003 tax year was released during the three months ended September 30, 2007.

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

For reporting purposes revenue is attributed to each geography based on the geographic location of the customer. Net revenue by geography comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per Emerging Issues Task Force (“EITF”) Issue No. 01-9, sales returns and price protection.

Net revenue by geographic location is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
North America	$76,357	$56,119	$204,203	$169,026
United Kingdom	46,770	45,142	143,108	94,275
EMEA (excluding U.K.)	48,779	36,498	130,148	103,996
Asia Pacific and rest of the world	19,775	13,812	52,069	42,271

	$191,681	$151,571	$529,528	$409,568

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	September 30, 2007	December 31, 2006
North America	$7,529	$4,878
EMEA	521	592
Asia Pacific and rest of the world	1,405	1,098

	$9,455	$6,568

Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Ingram Micro, Inc.	19%	18%	18%	20%
Tech Data Corporation	14%	15%	14%	16%
All others individually less than 10% of net revenue	67%	67%	68%	64%

	100%	100%	100%	100%

11. Commitments and Contingencies

Litigation and Other Legal Matters

NETGEAR v. CSIRO

In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (“CSIRO”), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of the Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a and 802.11g wireless LAN standards infringe its patent. In July 2006, United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc. which Buffalo is currently appealing. This action is in the discovery phase. A court-mandated mediation has been scheduled for the latter part of November 2007.

SercoNet v. NETGEAR

In May 2006, a lawsuit was filed against the Company by SercoNet, Ltd. (“SercoNet”), a manufacturer of computer networking products organized under the laws of Israel, in the United States District Court for the Southern District of New York. SercoNet

alleges that the Company infringes U.S. Patent Nos. 5,841,360; 6,480,510; 6,970,538; 7,016,368; and 7,035,280. SercoNet has accused the Company of infringement with respect to certain of the Company’s switches, routers, modems, adapters, power line products and wireless access points. In July 2006, the court granted the Company’s motion to transfer the action to the Northern District of California. This action is in the discovery phase. In the second quarter of 2007, the court held a claim construction hearing whereby each side presented its interpretation of the claims in the patents being litigated. The court issued its claim construction rulings in the third quarter of 2007. In October 2007, without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to settle the litigation. In exchange for a payment of $850,000, the Company will receive a fully paid perpetual license to the SercoNet patents asserted in the lawsuit. Based on the historical and estimated projected future unit sales of the Company’s products that are alleged to infringe the asserted patents, the Company allocated $202,000 of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense in the three months ended September 30, 2007. Additionally, the Company will allocate $648,000 of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold.

Linex Technologies v. NETGEAR

In June 2007, a lawsuit was filed against the Company by Linex Technologies, Inc. (“Linex”), a patent holding company organized under the laws of Delaware, in the U.S. District Court, Eastern District of Texas. Linex alleges that the Company infringes U.S. Patent No. 6,757,322. Linex has accused certain of the Company’s wireless networking products incorporating multiple input/multiple output (MIMO) technology. Linex has also sued 14 other technology companies alleging similar claims of patent infringement. The Company filed its answer in the third quarter of 2007.

Wi-Lan Inc. v. NETGEAR

In October 2007, a lawsuit was filed against the Company by Wi-Lan Inc. (“Wi-Lan”), a patent holding company existing under the laws of Canada, in the U.S. District Court, Eastern District of Texas. Wi-Lan alleges that the Company infringes U.S. Patent Nos. 5,282,222, RE37,802 and 5,956,323. Wi-Lan has accused the Company’s wireless products compliant with the IEEE 802.11 standards and ADSL products compliant with the ITU G.992 standards. Wi-Lan has also sued 21 other technology companies alleging similar claims of patent infringement. The Company is in the process of assessing the claims asserted by Wi-Lan.

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

In December 2005, the Company received a request for indemnification from Charter Communications, Inc. (“Charter”), a direct customer, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Hybrid Patents, Inc. (“Hybrid”), a patent holding company. Hybrid alleges that Charter infringes U.S. Patent Nos. 5,586,121, 5,818,845, 6,104,727 and Re. 35,774. Hybrid alleges that products implementing the Data Over Cable Service Interface Specification (DOCSIS) standard, which are supplied to Charter by, among others, the Company, infringes these patents. In the third quarter of 2006, the Company together with a number of other equipment suppliers to Charter assumed the defense of the litigation. In the second quarter of 2007, a jury found that the Hybrid patents were not infringed by Charter. Hybrid has filed similar lawsuits in the same jurisdiction against Comcast Corporation, Comcast of Dallas, LP, Time Warner Cable, Inc. and Cox Communications, Inc., all of whom are also customers of the Company.

In June 2006, the Company received a request for indemnification from Charter and Charter Communications Operating, LLC, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Rembrandt Technologies, L.P. (“Rembrandt”), a patent holding company. Rembrandt alleges that Charter infringes U.S. Patent Nos. 5,243,627, 5,852,631, 5,719,858 and 4,937,819. Rembrandt alleges that products implementing the DOCSIS standard, which are supplied to Charter by, among others, the Company, infringes these patents. Rembrandt has also filed a similar lawsuit in the same jurisdiction against Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP.

With respect to all of the above described claims against the Company, or filed by the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Were an unfavorable outcome to occur, there exists the possibility it would have a material adverse impact on the Company’s financial position and results of operations for the period in which the unfavorable outcome occurs or becomes probable. In addition, the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including litigation related to intellectual property and employment matters.

While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and small business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company adopted FASB Staff Position (“FSP”) SFAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for the three and nine months ended September 30, 2007 and the three and nine months ended October 1, 2006. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

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

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At September 30, 2007, the Company had $65.5 million in non-cancelable purchase commitments with suppliers. The Company expects to sell all products for which it has committed purchases from suppliers.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

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

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, CompUSA, Fry’s Electronics, Radio Shack, Staples, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria) and FNAC (France). Online retailers include Amazon.com, Newegg.com and Buy.com. Our DMRs include Dell, CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators in domestic markets and cable and DSL operators internationally. Some of these retailers and resellers purchase directly from us while most are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.

Our net revenue grew 26.5% from the three months ended October 1, 2006 to the three months ended September 30, 2007. The increase in net revenue was primarily attributable to increased shipments in our small business switches and hubs product category as well as sales of our ReadyNAS products, which were acquired in connection with our acquisition of Infrant Technologies, Inc. (“Infrant”). We have also experienced growth in our home wireless product category.

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

Our gross margin decreased to 33.3% for the three months ended September 30, 2007, from 33.4% for the three months ended October 1, 2006. This decrease was primarily attributable to higher warranty costs associated with end-user warranty returns as well as amortization expense related to certain intangible assets acquired in connection with the Infrant aquisition. Operating expenses for the three months ended September 30, 2007 were $45.3 million, or 23.7% of net revenue, compared to $36.9 million, or 24.4% of net revenue, for the three months ended October 1, 2006. This increase was primarily attributable to a $5.3 million increase in salary and other employee related expenses.

Net income increased $5.3 million, or 66.2%, to $13.3 million for the three months ended September 30, 2007, from $8.0 million for the three months ended October 1, 2006. This increase was primarily attributable to an increase in gross profit of $13.2 million, an increase in interest income of $184,000 and an increase in other income of $2.0 million. These increases were partially offset by an increase in operating expenses of $8.4 million and an increase in the provision for income taxes of $1.7 million.

Results of Operations

The following table sets forth the consolidated statements of operations and the percentage change for the three and nine months ended September 30, 2007, with the comparable reporting period in the preceding year.

	Three Months Ended			Nine Months Ended
	September 30, 2007	Percentage Change	October 1, 2006	September 30, 2007	Percentage Change	October 1, 2006
	(In thousands, except percentage data)			(In thousands, except percentage data)
Net revenue	$191,681	26.5%	$151,571	$529,528	29.3%	$409,568
Cost of revenue	127,903	26.6	101,013	349,766	30.0	269,085

Gross profit	63,778	26.1	50,558	179,762	28.0	140,483

Operating expenses:
Research and development	7,816	67.2	4,675	20,881	58.2	13,196
Sales and marketing	30,509	29.7	23,522	86,756	29.6	66,944
General and administrative	6,781	17.7	5,762	20,643	36.0	15,176
In-process research and development	—	(100.0)	2,900	4,100	41.4	2,900
Litigation reserves	202	**	—	202	**	—

Total operating expenses	45,308	22.9	36,859	132,582	35.0	98,216

Income from operations	18,470	34.8	13,699	47,180	11.6	42,267
Interest income	1,860	11.0	1,676	6,424	28.0	5,017
Other income (expense), net	1,732	**	(315)	3,152	420.1	606

Income before income taxes	22,062	46.5	15,060	56,756	18.5	47,890
Provision for income taxes	8,796	24.2	7,080	23,336	15.5	20,207

Net income	$13,266	66.2%	$7,980	$33,420	20.7%	$27,683

**	Percentage change not meaningful as prior year basis is zero or a negative amount.

The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net revenue	100%	100%	100%	100%

Cost of revenue	66.7	66.6	66.1	65.7

Gross margin	33.3	33.4	33.9	34.3

Operating expenses:
Research and development	4.1	3.1	3.9	3.2
Sales and marketing	15.9	15.6	16.4	16.4
General and administrative	3.6	3.8	3.9	3.7
In-process research and development	0.0	1.9	0.8	0.7
Litigation reserves	0.1	0.0	0.0	0.0

Total operating expenses	23.7	24.4	25.0	24.0

Income from operations	9.6	9.0	8.9	10.3
Interest income	1.0	1.1	1.2	1.2
Other income (expense), net	0.9	(0.2)	0.6	0.2

Income before income taxes	11.5	9.9	10.7	11.7
Provision for income taxes	4.6	4.6	4.4	4.9

Net income	6.9%	5.3%	6.3%	6.8%

Three Months Ended September 30, 2007 Compared to Three Months Ended October 1, 2006

Net Revenue

	Three Months Ended
	September 30, 2007	Percentage Change	October 1, 2006
	(In thousands, except percentage data)
Net revenue	$191,681	26.5%	$151,571

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9 and net changes in deferred revenue.

Net revenue increased $40.1 million, or 26.5%, to $191.7 million for the three months ended September 30, 2007, from $151.6 million for the three months ended October 1, 2006. The increase in net revenue was primarily attributable to increased shipments in our small business switches and hubs product category as well as sales of our ReadyNAS products, which were acquired in connection with our acquisition of Infrant. We have also experienced growth in our home wireless product category.

In the three months ended September 30, 2007, net revenue generated within North America, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific was 39.8%, 49.9% and 10.3%, respectively, of our total net revenue. The comparable net revenue for the three months ended October 1, 2006 was 37.0%, 53.9% and 9.1%, respectively, of our total net revenue. The increase in net revenue over the prior year comparable quarter for each region was 36.1%, 17.0% and 43.2%, respectively. The North America increase in net revenue was primarily attributable to increased sales of cable gateways to service providers as well as increased sales of switch and ReadyNAS products. The EMEA increase in net revenue was driven by strong sales of switch products.

Cost of Revenue and Gross Margin

	Three Months Ended
	September 30, 2007	Percentage Change	October 1, 2006
	(In thousands, except percentage data)
Cost of revenue	$127,903	26.6%	$101,013
Gross margin percentage	33.3%		33.4%

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

Cost of revenue increased $26.9 million, or 26.6%, to $127.9 million for the three months ended September 30, 2007, from $101.0 million for the three months ended October 1, 2006. In addition, our gross margin decreased to 33.3% for the three months ended September 30, 2007, from 33.4% for the three months ended October 1, 2006. In the three months ended September 30, 2007, we amortized $1.1 million in intangibles related to our recent acquisition of Infrant, which resulted in lower gross margins. Additionally, we incurred higher warranty costs associated with end-user warranty returns. These negative margin impacts were partially mitigated by certain gross margin improvements. We experienced relatively lower inbound freight costs, as we were able to shift the mix of inbound shipments from our suppliers from more costly air freight to lower cost sea freight, and experienced lower excess inventory expense. Additionally, we experienced lower sales returns and price protection expense in the three months ended September 30, 2007.

Operating Expenses

Research and Development

	Three Months Ended
	September 30, 2007	Percentage Change	October 1, 2006
	(In thousands, except percentage data)
Research and development expense	$7,816	67.2%	$4,675
Percentage of net revenue	4.1%		3.1%

Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, tooling design costs, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes and other consulting fees. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to enhance our ability to introduce innovative and easy to use products. We expect to continue to add additional employees in our research and development department. In the future, we believe that research and development expenses will increase in absolute dollars as we expand into new networking product technologies and broaden our core competencies.

Research and development expenses increased $3.1 million, or 67.2%, to $7.8 million for the three months ended September 30, 2007, from $4.7 million for the three months ended October 1, 2006. The increase was primarily attributable to increased salary, related payroll and other employee expenses of $1.8 million resulting from research and development related headcount growth. Included in the $1.8 million was $725,000 of incremental headcount expenses related to the acquisition of Infrant. Employee headcount increased by 96% to 112 employees as of September 30, 2007 as compared to 57 employees as of October 1, 2006, partially due to 26 employees obtained from the acquisition of Infrant. Rent and facilities expenses also increased $106,000 related to the Infrant acquisition and additional lab and infrastructure investments in our China Engineering Center. Non-recurring engineering costs increased $409,000 primarily attributable to incremental product development projects. Furthermore, IT infrastructure costs allocated to research and development increased $303,000 as a result of additional investments in software and systems in 2007. Additionally, stock-based compensation expense increased $363,000 to $694,000 for the three months ended September 30, 2007, from $331,000 for the three months ended October 1, 2006.

Sales and Marketing

	Three Months Ended
	September 30, 2007	Percentage Change	October 1, 2006
	(In thousands, except percentage data)
Sales and marketing expense	$30,509	29.7%	$23,522
Percentage of net revenue	15.9%		15.6%

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

Sales and marketing expenses increased $7.0 million, or 29.7%, to $30.5 million for the three months ended September 30, 2007, from $23.5 million for the three months ended October 1, 2006. Of this increase, $2.9 million was attributable to increased salary, related payroll and other employee expenses as a result of sales and marketing related headcount growth. Employee headcount increased by 36% to 258 employees as of September 30, 2007 as compared to 190 employees as of October 1, 2006. More specifically, 60 of the 68 incremental employees related to expansion in EMEA and Asia Pacific. Outside service fees related to customer service and technical support also increased by $939,000, in support of higher call volumes related to increased units sold and geographic expansion. Information technology (“IT”) infrastructure costs allocated to sales and marketing increased $485,000 as a result of additional investments in software and systems in 2007. We have continued to expand our geographic market presence with investments in sales resources, and incurred a $948,000 increase in advertising, travel, and promotion expenses related to expanded marketing activities. Furthermore, outbound freight increased $755,000, reflecting our higher sales volume. Additionally, stock-based compensation expense increased $422,000 to $781,000 for the three months ended September 30, 2007, from $359,000 for the three months ended October 1, 2006.

General and Administrative

	Three Months Ended
	September 30, 2007	Percentage Change	October 1, 2006
	(In thousands, except percentage data)
General and administrative expense	$6,781	17.7%	$5,762
Percentage of net revenue	3.5%		3.8%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for doubtful accounts and other corporate expenses. We expect a modest increase in general and administrative costs in absolute dollars related to the growth of the business.

General and administrative expenses increased $1.0 million, or 17.7%, to $6.8 million for the three months ended September 30, 2007, from $5.8 million for the three months ended October 1, 2006. The increase was primarily attributable to increased salary, related payroll and other employee expenses of $621,000 due to an increase in general and administrative related headcount and increases in compensation for existing employees. Employee headcount increased by 12% to 73 employees as of September 30, 2007 as compared to 65 employees as of October 1, 2006. We also incurred an $870,000 increase in fees for outside professional services. Additionally, stock-based compensation expense increased $288,000 to $731,000 for the three months ended September 30, 2007, from $443,000 for the three months ended October 1, 2006. Partially offsetting these increases were higher IT and facilities allocations to the other lines of businesses, due to the relatively higher headcount growth in sales and marketing as well as research and development.

Litigation Reserves

During the three months ended September 30, 2007, we recorded an expense of $202,000 for costs related to the settlement of the SercoNet v. NETGEAR lawsuit. For a detailed discussion of our litigation matters, please see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), net

	Three Months Ended
	September 30, 2007	October 1, 2006
	(In thousands)
Interest income	$1,860	$1,676
Other income (expense), net	1,732	(315)

Total interest income and other income (expense)	$3,592	$1,361

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents net gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

Interest income increased $184,000, or 11.0%, to $1.9 million for the three months ended September 30, 2007, from $1.7 million for the three months ended October 1, 2006. The increase in interest income was primarily attributable to an increase in the average interest rate earned in the three months ended September 30, 2007 as compared to the three months ended October 1, 2006.

Other income (expense), net, increased $2.0 million to an income of $1.7 million for the three months ended September 30, 2007, from an expense of $315,000 for the three months ended October 1, 2006. The income of $1.7 million was primarily attributable to a foreign exchange gain experienced in the three months ended September 30, 2007 due to the weakening of the U.S. dollar against the euro, British pound and Australian dollar in that period. The expense of $315,000 in the three months ended October 1, 2006 was primarily attributable to a foreign exchange loss due to the strengthening of the U.S. dollar against the euro and British pound in that period.

Provision for Income Taxes

The provision for income taxes increased $1.7 million, or 24.2%, to $8.8 million for the three months ended September 30, 2007, from $7.1 million for the three months ended October 1, 2006. The effective tax rate was approximately 39.9% for the three months ended September 30, 2007 and approximately 47.0% for the three months ended October 1, 2006. The decrease in the effective tax rate for the three months ended September 30, 2007 as compared to the three months ended October 1, 2006 was primarily caused by a non-recurring non-deductible in-process research and development (“in-process R&D”) expense related to the 2006 acquisition of SkipJam.

As described in Note 1 and Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements, we have adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007.

Net Income

Net income increased $5.3 million, or 66.2%, to $13.3 million for the three months ended September 30, 2007, from $8.0 million for the three months ended October 1, 2006. This increase was primarily attributable to an increase in gross profit of $13.2 million, an increase in interest income of $184,000 and an increase in other income of $2.0 million. These increases were partially offset by an increase in operating expenses of $8.4 million and an increase in the provision for income taxes of $1.7 million.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended October 1, 2006

Net Revenue

	Nine Months Ended
	September 30, 2007	Percentage Change	October 1, 2006
	(In thousands, except percentage data)
Net revenue	$529,528	29.3%	$409,568

Net revenue increased $119.9 million, or 29.3%, to $529.5 million for the nine months ended September 30, 2007, from $409.6 million for the nine months ended October 1, 2006. The increase in net revenue was primarily attributable to increased shipments in our gateway, small business switch and hub, and network storage product categories. This growth was most notably driven by increased sales of gateways to service providers. We have also experienced broad-based growth in sales of all small business switches as well as sales of our ReadyNAS products, which were acquired in connection with our acquisition of Infrant.

In the nine months ended September 30, 2007, net revenue generated within North America, EMEA and Asia Pacific was 38.6%, 51.6% and 9.8%, respectively, of our total net revenue. The comparable net revenue for the nine months ended October 1, 2006 was 41.3%, 48.4% and 10.3%, respectively, of our total net revenue. The increase in net revenue over the prior year comparable period for each region was 20.8%, 37.8% and 23.2%, respectively. The North America increase in net revenue was primarily attributable to increased sales of cable gateways to service providers as well as increased sales of switch and ReadyNAS products. The EMEA increase in net revenue was primarily attributable to growth in the United Kingdom, as a result of increased sales of gateways to service providers, as well as strong sales of switch products.

Cost of Revenue and Gross Margin

	Nine Months Ended
	September 30, 2007	Percentage Change	October 1, 2006
	(In thousands, except percentage data)
Cost of revenue	$349,766	30.0%	$269,085
Gross margin percentage	33.9%		34.3%

Cost of revenue increased $80.7 million, or 30.0%, to $349.8 million for the nine months ended September 30, 2007, from $269.1 million for the nine months ended October 1, 2006. In addition, our gross margin decreased to 33.9% for the nine months ended September 30, 2007, from 34.3% for the nine months ended October 1, 2006. We amortized $2.1 million in intangibles related to our recent acquisitions in the nine months ended September 30, 2007, which resulted in lower gross margins. We also sold through the entire $3.5 million in inventory acquired from Infrant, which was recorded at fair value under purchase accounting guidelines. Of this $3.5 million, $1.3 million represented a charge for the step-up to fair value in connection with the acquisition purchase accounting. Additionally, we incurred higher warranty costs associated with end-user warranty returns. These negative margin impacts were partially mitigated by certain gross margin improvements. We experienced relatively lower inbound freight costs, as we were able to shift the mix of inbound shipments from our suppliers from more costly air freight to lower cost sea freight, and we experienced lower excess inventory expense. Additionally, we experienced lower sales returns and price protection expense in the nine months ended September 30, 2007.

Operating Expenses

Research and Development

	Nine Months Ended
	September 30, 2007	Percentage Change	October 1, 2006
	(In thousands, except percentage data)
Research and development expense	$20,881	58.2%	$13,196
Percentage of net revenue	3.9%		3.2%

Research and development expenses increased $7.7 million, or 58.2%, to $20.9 million for the nine months ended September 30, 2007, from $13.2 million for the nine months ended October 1, 2006. The increase was primarily attributable to increased salary, related payroll and other employee expenses of $4.6 million resulting from research and development related headcount growth. Included in the $4.6 million was $564,000 related to incremental retention bonuses for certain employees associated with the acquisition of SkipJam and $1.1 million of incremental headcount expenses related to the acquisition of Infrant. Employee headcount increased by 96% to 112 employees as of September 30, 2007 as compared to 57 employees as of October 1, 2006, partially due to 26 employees obtained from the acquisition of Infrant. Rent and facilities expenses increased $516,000 related to the Infrant acquisition and additional lab and infrastructure investments in our China Engineering Center. Non-recurring engineering costs increased $507,000 primarily attributable to incremental product development projects. Furthermore, IT infrastructure costs allocated to research and development increased $746,000 as a result of additional investments in software and systems in 2007. Additionally, stock-based compensation expense increased $967,000 to $1.7 million for the nine months ended September 30, 2007, from $725,000 for the nine months ended October 1, 2006.

Sales and Marketing

	Nine Months Ended
	September 30, 2007	Percentage Change	October 1, 2006
	(In thousands, except percentage data)
Sales and marketing expense	$86,756	29.6%	$66,944
Percentage of net revenue	16.4%		16.4%

Sales and marketing expenses increased $19.9 million, or 29.6%, to $86.8 million for the nine months ended September 30, 2007, from $66.9 million for the nine months ended October 1, 2006. Of this increase, $8.3 million was attributable to increased salary, related payroll and other employee expenses as a result of sales and marketing related headcount growth. Employee headcount increased by 36% to 258 employees as of September 30, 2007 as compared to 190 employees as of October 1, 2006. More specifically, 60 of the 68 incremental employees related to expansion in EMEA and Asia Pacific. Outside service fees related to customer service and technical support also increased by $2.6 million, in support of higher call volumes related to increased units sold and geographic expansion. Outbound freight increased $2.2 million, reflecting our higher sales volume. We have continued to expand our geographic market presence with investments in sales resources, and incurred a $2.7 million increase in advertising, travel and promotion expenses related to expanded marketing activities. Furthermore, IT infrastructure costs allocated to sales and marketing increased $1.6 million as a result of additional investments in software and systems in 2007. Additionally, stock-based compensation expense increased $1.4 million to $2.3 million for the nine months ended September 30, 2007, from $955,000 for the nine months ended October 1, 2006.

General and Administrative

	Nine Months Ended
	September 30, 2007	Percentage Change	October 1, 2006
	(In thousands, except percentage data)
General and administrative expense	$20,643	36.0%	$15,176
Percentage of net revenue	3.9%		3.7%

General and administrative expenses increased $5.4 million, or 36.0%, to $20.6 million for the nine months ended September 30, 2007, from $15.2 million for the nine months ended October 1, 2006. The increase was primarily attributable to increased salary, related payroll and other employee expenses of $2.6 million primarily attributable to an increase in general and administrative related headcount and increases in compensation for existing employees. Employee headcount increased by 12% to 73 employees as of September 30, 2007 compared to 65 employees as of October 1, 2006. We also incurred a $2.9 million increase in fees for outside professional services. Additionally, stock-based compensation expense increased $1.0 million to $2.1 million for the nine months ended September 30, 2007, from $1.1 million for the nine months ended October 1, 2006. Partially offsetting these increases were higher IT and facilities allocations to the other lines of businesses, due to the relatively higher headcount growth in sales and marketing as well as research and development.

In-process Research and Development

During the nine months ended September 30, 2007, we expensed $4.1 million for in-process R&D related to intangible assets purchased in our acquisition of Infrant. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding this acquisition. In-process R&D was expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. We acquired three in-process R&D projects. Two projects involve development of new products in the ReadyNAS desktop product category, and one project involves development of a higher end version of a product currently selling in the ReadyNAS rack mount product category.

To date, there have been no significant differences between the actual and estimated results of the in-process R&D projects. We estimate that we will incur costs of approximately $1.0 million to complete the projects, of which approximately $419,000 was incurred through September 30, 2007. We expect to complete and begin benefitting from the three projects in early 2008.

The development of the acquired technology remains a significant risk due to factors including the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technology can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

Litigation Reserves

During the nine months ended September 30, 2007, we recorded an expense of $202,000 for costs related to the settlement of the SercoNet v. NETGEAR lawsuit. For a detailed discussion of our litigation matters, please see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income

	Nine Months Ended
	September 30, 2007	October 1, 2006
	(In thousands)
Interest income	$6,424	$5,017
Other income, net	3,152	606

Total interest income and other income	$9,576	$5,623

Interest income increased $1.4 million, or 28.0%, to $6.4 million for the nine months ended September 30, 2007, from $5.0 million for the nine months ended October 1, 2006. The increase in interest income was primarily attributable to an increase in the average interest rate earned in the first nine months of 2007 as compared to the first nine months of 2006.

Other income increased $2.6 million, or 420.1%, to $3.2 million for the nine months ended September 30, 2007, from $606,000 for the nine months ended October 1, 2006. The increase in other income was primarily attributable to foreign exchange gains experienced due to the continued weakening of the U.S. dollar against the euro, British pound and Australian dollar in the nine months ended September 30, 2007.

Provision for Income Taxes

The provision for income taxes increased $3.1 million, or 15.5%, to $23.3 million for the nine months ended September 30, 2007, from $20.2 million for the nine months ended October 1, 2006. The effective tax rate was approximately 41.1% for the nine months ended September 30, 2007 and approximately 42.2% for the nine months ended October 1, 2006.

As described in Note 1 and Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements, we have adopted FIN 48 as of January 1, 2007.

Net Income

Net income increased $5.7 million, or 20.7%, to $33.4 million for the nine months ended September 30, 2007, from $27.7 million for the nine months ended October 1, 2006. This increase was primarily attributable to an increase in gross profit of $39.3 million, an increase in interest income of $1.4 million and an increase in other income of $2.6 million. These increases were partially offset by an increase in operating expenses of $34.4 million and an increase in the provision for income taxes of $3.1 million.

Liquidity and Capital Resources

As of September 30, 2007, we had cash, cash equivalents and short-term investments totaling $177.2 million. Short-term investments accounted for $77.3 million of this balance.

Our cash and cash equivalents balance increased from $87.7 million as of December 31, 2006 to $99.9 million as of September 30, 2007. Operating activities during the nine months ended September 30, 2007 provided cash of $24.2 million. Investing activities during the nine months ended September 30, 2007 used $30.5 million, primarily for the payment, excluding cash acquired, made in connection with the acquisition of Infrant for $60.0 million and purchases of property and equipment amounting to $6.6 million, partially offset by net proceeds from the sale of short-term investments of $33.6 million. During the nine months ended September 30, 2007, financing activities provided $18.4 million, resulting from the issuance of common stock related to stock option exercises and our employee stock purchase program, as well as the excess tax benefit from exercise of stock options.

Our days sales outstanding remained unchanged at 66 days as of December 31, 2006 and September 30, 2007.

Our accounts payable decreased from $39.8 million at December 31, 2006 to $33.3 million at September 30, 2007. The decrease of $6.5 million is primarily due to relative timing of payments.

Inventory increased by $1.4 million from $77.9 million at December 31, 2006 to $79.3 million at September 30, 2007. In the three months ended September 30, 2007 we experienced annual ending inventory turns of approximately 6.5, up from approximately 5.7 in the three months ended December 31, 2006.

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At September 30, 2007, we had approximately $65.5 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of September 30, 2007 (in thousands):

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	Total
Operating leases	$3,499	$9,278	$6,796	$20,206	$39,779
Purchase obligations	65,491	—	—	—	65,491

	$68,990	$9,278	$6,796	$20,206	$105,270

As of September 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Effective January 1, 2007, we adopted the provisions of FIN 48 (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements). As of September 30, 2007, the liability for unrecognized tax benefits, net of federal impacts on state tax issues, is $7.8 million. None is expected to be paid within one year, nor can we make a reliable estimate when cash settlement with a taxing authority may occur.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. Other than our accounting policy relating to income taxes presented in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements, our critical accounting policies have not materially changed during the nine months ended September 30, 2007.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. In the second quarter of 2005 we began to invoice some of our international customers in foreign currencies including but not limited to, the euro, British pound, Japanese yen and the Australian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies. As of September 30, 2007, we had net receivables in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $2.7 million to net income at September 30, 2007. For the three months ended September 30, 2007, 31% of total net revenue was earned in currency other than U.S. dollars.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our chief executive officer and our chief accounting officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief accounting officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in this risk factors section of this Quarterly Report on Form 10-Q and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	our inability to accurately forecast product demand;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products that would adversely impact our margins;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty returns or allowance for doubtful accounts;

•	challenges associated with integrating acquisitions that we make;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	seasonal patterns of higher sales during the second half of our fiscal year, particularly retail-related sales in our fourth quarter;

•	delay or failure of our service provider customers to purchase at the volumes that we forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales in local currency;

•	bad debt exposure as we expand into new international markets; and

•	changes in accounting rules, such as recording expenses for employee stock option grants.

As a result, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. In addition, our future operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly.

Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins and loss of market share.

We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. Our principal competitors in the small business market include 3Com Corporation, Allied Telesyn International, Dell Computer Corporation, D-Link Systems, Inc., Hewlett-Packard Company, Huawei Technologies Co., Ltd., the Linksys division of Cisco Systems and Nortel Networks. Our principal competitors in the home market include Belkin Corporation, D-Link and the Linksys division of Cisco Systems. Our principal competitors in the broadband service provider market include ARRIS International, Inc., Motorola, Inc., Sagem Corporation, Scientific Atlanta, a Cisco company, ZyXEL Communications Corporation, Thomson Corporation and 2Wire, Inc. Other current and potential competitors include numerous local vendors such as Siemens Corporation and AVM in Europe, Corega International SA, Melco Inc., Buffalo Technology in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on the sales channel than we can. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. These companies could devote more capital resources to develop, manufacture and market competing products than we could. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

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

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors. A competitor with more extensive product lines and stronger brand identity, such as Cisco Systems, may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer’s Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. We have limited experience selling to broadband service providers. Penetrating service provider accounts typically involves a long sales cycle and the challenge of displacing incumbent suppliers with established relationships and field-deployed products. If we were unable to maintain and expand our sales channel, our growth would be limited and our business would be harmed.

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

Although a significant portion of our international sales are currently invoiced in United States dollars, we have implemented and continue to implement for certain countries both invoicing and payment in foreign currencies. Recently, we have experienced currency exchange gains; however, our exposure to adverse foreign currency rate fluctuations will likely increase. We currently do not engage in any currency hedging transactions. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declined in value relative to a local currency, we could be required to pay more in U.S. dollar terms for our expenditures in that market, including salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, we may lose customers if exchange rate fluctuations, currency devaluations or economic crises increase the local currency prices of our products or reduce our customers’ ability to purchase products.

Rising oil prices, unfavorable economic conditions, particularly in Western Europe, and turmoil in the international geopolitical environment may adversely affect our operating results.

We derive a significant percentage of our revenues from international sales, and a deterioration in global economic and market conditions, particularly in Western Europe, may result in reduced product demand, increased price competition and higher excess inventory levels. Turmoil in the global geopolitical environment, including the ongoing tensions in Iraq and the Middle East, has pressured and continue to pressure global economies. In addition, rising oil prices may result in a reduction in consumer spending and an increase in freight costs to us. If the global economic climate does not improve, our business and operating results will be harmed.

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

We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal quarter ended September 30, 2007, sales to Ingram Micro and its affiliates accounted for 19% of our net revenue and sales to Tech Data and its affiliates accounted for 14% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

As part of growing our business, we have made and expect to continue to make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, or if stock market analysts or our stockholders do not support the acquisitions that we choose to execute, then our business and operating results could be harmed and our stock price could decline.

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

We cannot assure you that we will be successful in selecting, executing and integrating acquisitions. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. In addition, if stock market analysts or our stockholders do not support or believe in the value of the acquisitions that we choose to undertake, our stock price may decline.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

As a result of our acquisitions, we have significant goodwill and amortizable intangible assets recorded on our balance sheet. Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill or amortizable intangible assets may not be recoverable include market conditions, operating fundamentals, competition and general economic conditions. We may incur substantial impairment charges to earnings in our financial statements during the period should an impairment of our goodwill or amortizable intangible assets be determined resulting in an adverse impact on our results of operations.

Our income tax provision, liability for uncertain tax positions, and other tax reserves may be insufficient if any taxing authorities are successful in asserting tax positions that are contrary to our positions.

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

All of our products are manufactured, assembled, tested and generally packaged by a limited number of original design manufacturers (“ODMs”) and original equipment manufacturers (“OEMs”). We rely on our contract manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single contract manufacturer. We do not have any long-term contracts with any of our third party contract manufacturers. Some of these third party contract manufacturers produce products for our competitors. The loss of the services of any of our primary third party contract manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.

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

We provide our third party contract manufacturers with a rolling forecast of demand, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as wireless local area network chipsets, switching fabric chips, physical layer transceivers, connector jacks and metal and plastic enclosures. If our forecasts are not timely provided or are less than our actual requirements, our contract manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our contract manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our contract manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur.

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

•

stringent consumer protection and product compliance regulations, including but not limited to the recently enacted Restriction of Hazardous Substances directive and the Waste Electrical and Electronic Equipment directive in Europe, that may vary from country to country and that are costly to comply with; and

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

We are currently implementing new financial, demand planning and operational management systems, and problems with the design or implementation of these systems could interfere with our business and operations.

We recently initiated a project to upgrade our financial and enterprise resource planning systems. We have invested, and will continue to invest, significant capital and human resources in their design and implementation, which may be disruptive to our underlying business. If we experience any disruptions or delays in their implementation, our ability to fulfill customer orders, bill and track our customers, fulfill contractual obligations, accurately report our financials and otherwise run our business could be adversely affected. Even if we do not encounter these adverse effects, the design and implementation of the new systems may be much more costly than we anticipated. If we are unable to successfully design and implement the new IT systems as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

Our future success depends in large part upon the continued services of our key technical, sales, marketing and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. In November 2006, Jonathan R. Mather, our former Executive Vice President and Chief Financial Officer, left the company to pursue other opportunities, and we are still in the process of searching for his replacement. We do not maintain any key person life insurance policies. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of the small business and home markets.

Item 6.	Exhibits

Exhibit Number	Description
10.41	Separation Agreement and Release, dated as of August 29, 2007, by and between NETGEAR, Inc. and Deborah A. Williams (1)

10.42	Office Lease, dated as of September 25, 2007, by and between NETGEAR, Inc. and BRE/Plumeria, LLC (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 30, 2007 with the Securities and Exchange Commission.
(2)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 27, 2007 with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant

/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Accounting Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2007

Exhibit Index

Exhibit Number	Description
10.41	Separation Agreement and Release, dated as of August 29, 2007, by and between NETGEAR, Inc. and Deborah A. Williams (1)

10.42	Office Lease, dated as of September 25, 2007, by and between NETGEAR, Inc. and BRE/Plumeria, LLC (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 30, 2007 with the Securities and Exchange Commission.
(2)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 27, 2007 with the Securities and Exchange Commission.