Form 10-K
period 2007-12-31
NETGEAR, INC
filed 2008-02-29
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission file number 000-50350

NETGEAR, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0419172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Great America Parkway, Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)

(408) 907-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 1, 2007 was approximately $1,064,963,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq National Market on June 29, 2007 (the last business day of the Registrant’s most recently completed fiscal second quarter).

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 35,327,066 shares as of February 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

This Annual Report on Form 10-K (“Form 10-K”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in Part I, Item 1A below, and elsewhere in this Form 10-K, including, among other things: the future growth of the small business and home markets; speed of adoption of wireless networking worldwide; our business strategies and development plans; our successful introduction of new products and technologies; future operating expenses and financing requirements; and competition and competitive factors in the small business and home markets. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Form 10-K are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Form 10-K.

Item 1.	Business

General

We design, develop and market networking products for home users and for small business, which we define as a business with fewer than 250 employees. We are focused on satisfying the ease-of-use, quality, reliability, performance and affordability requirements of these users. Our product offerings enable users to connect and communicate across local area networks, or LANs, and the World Wide Web and share Internet access, peripherals, files, digital multimedia content and applications among multiple networked devices and other Internet-enabled devices. We sell our products through multiple sales channels worldwide, which includes traditional retailers, online retailers, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers. A discussion of factors potentially affecting our operations is set forth in “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

Markets

Our objective is to be the leading provider of innovative networking products to the small business and home markets. A number of factors are driving today’s increasing demand for networking products within small businesses and homes. As the number of computing devices, such as PCs, has increased in recent years, networks are being deployed in order to share information and resources among users and devices. This information and resource sharing occurs internally, through a local area network, or externally, via the Internet. To take advantage of complex applications, advanced communication capabilities and rich multimedia content, users are upgrading their Internet connections by deploying high-speed broadband access technologies. Users also seek the convenience and flexibility of operating their PCs, laptops and related computing devices and accessing their content in a more mobile, or wireless, manner. Finally, as the usage of networks, including the Internet, has increased, users have become much more focused on the security of their connections and the protection of the data within their networks.

Small business and home users demand a complete set of wired and wireless networking and broadband products that are tailored to their specific needs and budgets and also incorporate the latest networking technologies. These users require the continual introduction of new and refined products. Small business and home users often lack extensive IT resources and technical knowledge and therefore demand ‘plug-and-play’ or easy-to-install and use products. These users seek reliable products that require little or no maintenance, and are supported by effective technical support and customer service. We believe that these users also prefer the convenience of obtaining a networking solution from a single company with whom they are familiar; as these users expand their networks, they tend to be loyal purchasers of that brand. In addition, purchasing decisions of users in the small business and home markets are also driven by the affordability of networking products. To provide reliable, easy-to-use products at an attractive price, we believe a successful supplier must have a company-wide focus on the unique requirements of these markets and the operational discipline and cost-efficient company infrastructure and processes that allow for efficient product development, manufacturing and distribution.

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

We derive the majority of our net revenue from international sales. International sales as a percentage of net revenue remained constant at 62% in both 2007 and 2006. The table below sets forth our net revenue by major geographic region.

	Year Ended December 31,
	2007	Percentage Change	2006	Percentage Change	2005
	(In thousands, except percentage data)
United States	$273,695	24%	$220,440	11%	$199,208
EMEA	380,354	28%	298,234	49%	199,951
Asia Pacific and rest of world	73,738	34%	54,896	9%	50,451

Total	$727,787	27%	$573,570	28%	$449,610

Net revenues from significant customers as a percentage of our total net revenues for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005
Ingram Micro, Inc.	17%	19%	25%
Tech Data Corporation	14%	16%	17%

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

Our products that target the small business market are designed with an industrial appearance, including metal cases, and for some product categories, the ability to mount the product within standard data networking racks. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a small business user. For example, we offer data transfer rates up to ten Gigabit per second for our business products to meet the higher capacity requirements of business users. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. Security requirements within our products for small business broadband access include firewall and virtual private network capabilities that allow for secure interactions between remote offices and business headquarter locations. Our connectivity product offerings for the small business market include enhanced security and remote configurability often required in a business setting. Our ReadyNAS® family of network attached storage products implements redundant array of independent disks data protection, enabling small businesses to store and protect critical data easily, efficiently and intelligently.

Our products for the home user are designed with pleasing visual and physical aesthetics that are more desirable in a home environment. For example, our RangeMax™ series of routers have distinctive blue antenna-indicator LEDs in a circular dome atop a sleek black or white plastic casing. Our connectivity offerings for use in the home are generally at a lower price than higher security and configurability wireless offerings for the small business market. Our products for facilitating broadband access in the home are available with features such as parental control capabilities and firewall security, to allow for safer, more controlled Internet usage in families with children. Our broadband products designed for the home market also contain installation software that guides a less sophisticated data networking user through the installation process with their broadband service provider, using a graphical user interface and simple point and click operations. Our connectivity product offerings for the home include powerline data transmission modes which allow home users to take advantage of their existing electrical wiring infrastructure for transmitting data among network components.

Competition

The small business and home networking markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•

within the small business networking market, companies such as 3Com Corporation, Allied Telesyn International, Buffalo, Inc., Dell Computer Corporation, D-Link, Hewlett-Packard Company, Huawei Technologies Co., Ltd., the Linksys division of Cisco Systems, Nortel Networks and Sonicwall, Inc.; and

•	within the home networking market, companies such as Apple Inc., Belkin Corporation, D-Link, and the Linksys division of Cisco Systems.

Other current competitors include numerous local vendors such as Siemens Corporation and AVM in Europe, Corega International SA and Melco, Inc. in Japan and TP-Link in China, and broadband equipment suppliers such as Actiontec Electronics, Inc., ARRIS Group, Inc., Comtrend Corporation, Motorola, Inc., Sagem Corporation, Scientific Atlanta, a Cisco company, Terayon Communications Systems, Inc., Thomson Corporation and 2Wire, Inc. Our potential competitors include consumer electronics vendors and telecommunications equipment vendors who could integrate networking capabilities into their line of products, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. For example, Hewlett-Packard has significant brand name recognition and has an advertising presence substantially greater than ours. Similarly, Cisco Systems is well recognized as a leader in providing networking products to businesses and has substantially greater financial resources than we do. Several of our competitors, such as the Linksys division of Cisco Systems and D-Link, offer a range of products that directly compete with most of our product offerings. Several of our other competitors primarily compete in a more limited manner. For example, Hewlett-Packard sells networking products primarily targeted at larger businesses or enterprises. However, the competitive environment in which we operate changes rapidly. Other large companies with significant resources could become direct competitors, either through acquiring a competitor or through internal efforts.

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

Research and Development

As of December 31, 2007, we had 115 employees engaged in research and development. We believe that our success depends on our ability to develop products that meet the changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate new technologies and develop and test new products. Our research and development employees work closely with our technology and manufacturing partners to bring our products to market in a timely, high quality and cost-efficient manner.

We identify, qualify or self-develop new technologies, and we work closely with our various technology suppliers and manufacturing partners to develop products using one of the development methodologies described below.

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

CM. Under the contract manufacturer, or CM, methodology, which we use for a limited number of products, we define the product concept and specification and develop the primary technology and software internally. Once prototypes are completed, we work with our partners to complete the debugging and systems integration and testing. We are responsible for conducting all of the regulatory agency approval processes required for each product. After completion of the final tests, agency approvals and product documentation, the product is released for production.

OEM. Under the original equipment manufacturer, or OEM, methodology, which we use for a limited number of products, we define the product specification and then purchase the product from OEM suppliers that have existing products fitting our design requirements. In some cases, once a technology supplier’s product is selected, we work with the OEM supplier to complete the cosmetic changes to fit into our mechanical and packaging design, as well as our documentation and graphical user interface, or GUI, standard. The OEM supplier completes regulatory approvals on our behalf. When all design verification and regulatory testing is completed, the product is released for production.

Our internal research and development efforts focus on developing and improving the reliability, functionality, cost and performance of our products. In addition, we define the industrial design, GUI, documentation and installation process of our products. Our total research and development expenses were $28.1 million in 2007, $18.4 million in 2006 and $12.8 million in 2005.

Manufacturing

Our primary manufacturers are ASUSTek Computer, Inc. and its wholly owned subsidiaries, Cameo Communications Inc., Delta Networks Incorporated, Hon Hai Precision Industry Co., Ltd. (more commonly known as Foxconn Corporation), SerComm Corporation, and Unihan Corporation (which was spun out of ASUSTek Computer, Inc. in January 2008), all of which are headquartered in Taiwan. The actual manufacturing of our products occurs primarily in mainland China, and is supplemented with manufacturing in Taiwan on a select basis. We distribute our manufacturing among these key suppliers to avoid excessive concentration with a single supplier. In addition to their responsibility for the manufacturing of our products, our manufacturers purchase all necessary parts and materials to produce complete, finished goods. To maintain quality standards for our suppliers, we have established our own product testing and quality organization based in Hong Kong and mainland China. They are responsible for auditing and inspecting product quality on the premises of our ODMs, CMs and OEMs.

We currently outsource warehousing and distribution logistics to four third-party providers who are responsible for warehousing, distribution logistics and order fulfillment. In addition, these parties are also responsible for some re-packaging of our products including bundling components to form kits, inserting appropriate documentation and adding power adapters. APL Logistics Americas, Ltd. in City of Industry, California serves the Americas region, Kerry Logistics Ltd. in Hong Kong serves the Asia Pacific region, and DSV Solutions B.V. and ModusLink BV in the Netherlands serve the EMEA region.

Sales and Marketing

As of December 31, 2007, we had 231 employees engaged in sales and marketing. We work directly with our customers on market development activities, such as co-advertising, in-store promotions and demonstrations, instant rebate programs, event sponsorship and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our product marketing and corporate marketing groups.

Our product marketing group focuses on product strategy, product development roadmaps, the new product introduction process, product lifecycle management, demand assessment and competitive analysis. The group works closely with our sales and research and development groups to align our product development roadmap to meet customer technology demands from a strategic perspective. The group also ensures that product development activities, product launches, channel marketing program activities, and ongoing demand and supply planning occur in a well-managed, timely basis in coordination with our development, manufacturing, and sales groups, as well as our ODM, CM, OEM and sales channel partners.

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

Customer Support

We design our products with “plug and play” ease of use. We respond globally to customer questions over the phone and Internet including providing an online Knowledgebase and User Forum. Customer support is provided through a combination of a limited number of permanent employees and use of subcontracted “out-sourcing” resources. Our permanent employees design our technical support database and are responsible for training and managing our outsourced sub-contractors. We utilize the information gained from customers by our customer support organization to enhance our product offerings, including further simplifying the installation process.

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark and trade secret and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold three issued patents that expire between years 2023 and 2025 and currently have a number of pending United States patent applications related to technology and products offered by us. In addition, we rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products, including NETGEAR, the NETGEAR logo, the NETGEAR Digital Entertainer logo, the Gear Guy logo, Connect with Innovation, Everybody’s connecting, IntelliFi, ProSafe, RangeMax, ReadyNAS, Smart Wizard and X-RAID in the United States and internationally. We have registered a number of Internet domain names that we use for electronic interaction with our customers including dissemination of product information, marketing programs, product registration, sales activities, and other commercial uses.

Employees

As of December 31, 2007, we had 518 full-time employees, with 260 in sales, marketing and technical support, 115 in research and development, 66 in operations, and 77 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Website Posting of SEC Filings

Our website provides a link to our SEC filings, which are available on the same day such filings are made. The specific location on the website where these reports can be found is http://investor.netgear.com/sec.cfm. Our website also provides a link to Section 16 filings which are available on the same day as such filings are made.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers (who are subject to Section 16 of the Securities Exchange Act of 1934) as of February 15, 2008.

Name	Age	Position
Patrick C.S. Lo	51	Chairman and Chief Executive Officer
Mark G. Merrill	53	Chief Technology Officer
Michael F. Falcon	51	Senior Vice President of Operations
Christine M. Gorjanc	51	Chief Financial Officer
Albert Y. Liu	35	Vice President, Legal and Corporate Development
Charles T. Olson	52	Senior Vice President of Engineering
David Soares	41	Senior Vice President of Worldwide Sales and Support
Michael A. Werdann	39	Vice President of Americas Sales

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

Christine M. Gorjanc has served as our Chief Financial Officer since January 2008, as our Chief Accounting Officer since December 2006 and as our Vice President, Finance since November 2005. From September 1996 through November 2005, Ms. Gorjanc served as Vice President, Controller, Treasurer and Assistant Secretary for Aspect Communications Corporation, a provider of workforce and customer management solutions. From October 1988 through September 1996, she served as the Manager of Tax for Tandem Computers, Inc., a provider of fault-tolerant computer systems. Prior to that, she served in management positions at Xidex Corporation, a manufacturer of storage devices, and spent eight years in public accounting with a number of accounting firms. Ms. Gorjanc holds a B.A. in Accounting (with honors) from the University of Texas at El Paso, a M.S. in Taxation from Golden Gate University, and is a Certified Public Accountant.

Albert Y. Liu has served as our Vice President, Legal and Corporate Development and Corporate Secretary since March 2006 and our General Counsel and Secretary since October 2004. From March 2004 to October 2004, Mr. Liu consulted as Acting General Counsel and Secretary for Yipes Enterprise Services, Inc., an emerging telecom services company. From May 2000 to June 2004, Mr. Liu worked at Turnstone Systems, Inc., a telecommunications equipment provider, where he served as General Counsel and Secretary, as Director of Human Resources since September 2001 and as a member of the board of directors since November 2003. Prior to that, Mr. Liu practiced corporate and securities law at Sullivan & Cromwell, a leading U.S. law firm, from October 1997 to May 2000. Mr. Liu holds a J.D. (magna cum laude) from the University of California, Hastings College of the Law, and an A.B. in Political Science and a B.S. in Computer Science from Stanford University.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in this risk factors section of this Form 10-K and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	our inability to accurately forecast product demand;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products that would adversely impact our margins;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	challenges associated with integrating acquisitions that we make;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	seasonal patterns of higher sales during the second half of our fiscal year, particularly retail-related sales in our fourth quarter;

•	delay or failure of our service provider customers to purchase at the volumes that we forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	bad debt exposure as we expand into new international markets; and

•	any changes in accounting rules.

As a result, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. In addition, our future operating results may fall below the expectations of public market analysts or investors. In that event, our stock price could decline significantly.

Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins and loss of market share.

We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. Our principal competitors in the small business market include 3Com, Allied Telesyn, Buffalo, Dell, D-Link, Hewlett-Packard, Huawei, the Linksys division of Cisco Systems, Nortel Networks and Sonicwall. Our principal competitors in the home market include Apple, Belkin, D-Link and the Linksys division of Cisco Systems. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Comtrend, Motorola, Sagem, Scientific Atlanta, a Cisco company, ZyXEL, Thomson and 2Wire. Other current and potential competitors include numerous local vendors such as Siemens and AVM in Europe, Corega and Melco in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. These companies could devote more capital resources to develop, manufacture and market competing products than we could. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory, or lose sales from having too few products.

If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our wholesale distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. We generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product.

If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory or lose sales or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs, a preferred method, and suffering a corresponding decline in gross margins.

We are currently involved in various litigation matters and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These include third parties who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see “Legal Proceedings,” contained in Part I, Item 3 of this Form 10-K, which information is incorporated into this Item 1A by reference. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims.

Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end-user. For example, in January 2008, we announced a voluntary recall of the XE103 Powerline Ethernet Adapter made for Europe and other countries using 220-240 volt power sources and sold individually or in a bundled kit. If our products contain defects or errors, or are found to be noncompliant with industry standards, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. In addition, our reputation and brand could be damaged, and we could face legal claims regarding our products. A product liability or other claim could result in negative publicity and harm our reputation, resulting in unexpected expenses and adversely impact our operating results.

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

We have experienced delays and quality issues in releasing new products in the past, which resulted in lower quarterly net revenue than expected. In addition, we have experienced, and may in the future experience, product introductions that fall short of our projected rates of market adoption. Any future delays in product development and introduction or product introductions that do not meet broad market acceptance could result in:

•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to our reputation and brand;

•	a decline in the average selling price of our products;

•	adverse reactions in our sales channels, such as reduced shelf space, reduced online product visibility, or loss of sales channel; and

•	increased levels of product returns.

We depend substantially on our sales channels, and our failure to maintain and expand our sales channels would result in lower sales and reduced net revenue.

To maintain and grow our market share, net revenue and brand, we must maintain and expand our sales channels. We sell our products through our sales channels, which consists of traditional retailers, online retailers, DMRs, VARs, and broadband service providers. Some of these entities purchase our products through our wholesale distributors. We generally have no minimum purchase commitments or long-term contracts with any of these third parties.

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors. A competitor with more extensive product lines and stronger brand identity, such as Cisco Systems, may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer’s Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. We have limited experience selling to broadband service providers. Penetrating service provider accounts typically involves a long sales cycle and the challenge of displacing incumbent suppliers with established relationships and field-deployed products. If we were unable to maintain and expand our sales channels, our growth would be limited and our business would be harmed.

We must also continuously monitor and evaluate emerging sales channels. If we fail to establish a presence in an important developing sales channel, our business could be harmed.

If we fail to successfully overcome the challenges associated with profitably growing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.

We sell a substantial portion of our products through broadband service providers worldwide. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. These challenges include a longer sales cycle, more stringent product testing and validation requirements, a higher level of systems and networking engineering support demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and our general inexperience in selling to service providers. Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin guidance for a particular period of time and therefore adversely affect our stock price. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Any slowdown in the general economy, over capacity, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.

We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements, we may lose sales and experience increased component costs.

Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them. Our third party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if our suppliers experience financial or other difficulties or if worldwide demand for the components they provide increases significantly, the availability of these components could be limited. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products. If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed. This would affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose market share.

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

Rising oil prices, unfavorable economic conditions, particularly in the United States and Western Europe, and turmoil in the international geopolitical environment may adversely affect our operating results.

A deterioration in global economic and market conditions may lead to slowdowns in expenditures for networking equipment, resulting in reduced product demand, increased price competition and higher excess inventory levels. Recently, economic conditions in the United States and Western Europe have been challenged by slowing growth and the sub-prime debt devaluation crisis. Furthermore, turmoil in the global geopolitical environment, including the ongoing tensions in Iraq and the Middle-East, has pressured and continues to pressure global economies. In addition, rising oil prices may result in a reduction in consumer spending and an increase in freight costs to us. If the global economic climate does not improve, our business and operating results will be harmed.

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

We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal year ended December 31, 2007, sales to Ingram Micro and its affiliates accounted for 17% of our net revenue and sales to Tech Data and its affiliates accounted for 14% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

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

Our income tax provision and liability for uncertain tax positions may be insufficient if any taxing authorities are successful in asserting tax positions that are contrary to our positions.

Significant judgment is required to determine our provision for income taxes and liability for uncertain tax positions. In the ordinary course of our business, there may be matters for which the ultimate tax outcome is uncertain. Although we believe our approach to determining the appropriate tax treatment is reasonable, no assurance can be given that the final tax authority determination will not be materially different than that which is reflected in our income tax provision and liability for uncertain tax positions. Such differences could have a material adverse effect on our income tax provision or benefit and liability for uncertain tax positions in the period in which such determination is made and, consequently, on our net income for such period.

From time to time, we are audited by various federal, state and foreign authorities regarding tax matters. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposure, we maintain a liability for uncertain tax positions in accordance with FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.” However, if these accrued liabilities and/or reserves are insufficient upon completion of any audit process, there could be an adverse impact on our financial position and results of operations.

We depend on a limited number of third party manufacturers for substantially all of our manufacturing needs. If these third party manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may suffer.

All of our products are manufactured, assembled, tested and generally packaged by a limited number of ODMs, CMs and OEMs. We rely on our manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third party manufacturers. Some of these third party manufacturers produce products for our competitors. The loss of the services of any of our primary third party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming.

Our reliance on third party manufacturers also exposes us to the following risks over which we have limited control:

•	unexpected increases in manufacturing and repair costs;

•	inability to control the quality of finished products;

•	inability to control delivery schedules; and

•	potential lack of adequate capacity to manufacture all or a part of the products we require.

All of our products must satisfy safety and regulatory standards and some of our products must also receive government certifications. Our ODMs, CMs and OEMs are primarily responsible for obtaining most regulatory approvals for our products. If our ODMs, CMs and OEMs fail to obtain timely domestic or foreign regulatory approvals or certificates, we would be unable to sell our products and our sales and profitability could be reduced, our relationships with our sales channel could be harmed, and our reputation and brand would suffer.

If we are unable to provide our third party manufacturers a timely and accurate forecast of our component and material requirements, we may experience delays in the manufacturing of our products and the costs of our products may increase.

We provide our third party manufacturers with a rolling forecast of demand, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as wireless local area network chipsets, switching fabric chips, physical layer transceivers, connector jacks and metal and plastic enclosures. If our forecasts are not timely provided or are less than our actual requirements, our third party manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our third party manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our third party manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur.

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

International sales comprise a significant amount of our overall net revenue. International sales were 62% of overall net revenue in fiscal 2007. We anticipate that international sales may grow as a percentage of net revenue. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:

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

We plan to move into a new corporate headquarters facility in the second quarter of 2008. If we do not successfully execute the office move, we may experience disruptions to our business. In addition, if we cannot find a sublessee for the remaining lease term of our current facility, then we will be forced to take a charge related to such excess space.

In September 2007 we entered into a lease for a new corporate headquarters facility that occupies approximately 142,700 square feet in San Jose, California, under a lease that commences in April 2008 and expires in March 2018. We are currently scheduled to move into the new facility in the second quarter of 2008. We face a number of challenges associated with the move, including ensuring accounting, engineering, IT, order processing and phone systems are fully operational, and minimizing any employee downtime. If we do not successfully execute our planned facilities move, then we may experience business interruptions which could have a detrimental effect on our operating results in the second quarter of 2008.

In addition, the existing lease on our current Santa Clara headquarters facility does not expire until the end of 2010. We intend to sublease our existing facility during the remaining term of the lease. If we are unsuccessful in finding a sublessee, then we will have to take a charge associated with such excess space.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;

•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors’ growth rates;

•	conditions in the financial markets in general or changes in general economic conditions;

•	interest rate or currency exchange rate fluctuations;

•	our ability or inability to raise additional capital; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

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

Item 1B. Unresolved	Staff Comments

None.

Item 2.	Properties

Our principal administrative, sales, marketing and research and development facilities currently occupy approximately 74,000 square feet in an office complex in Santa Clara, California, under a lease that expires in December 2010. In September 2007 we entered into a lease for a new corporate headquarters facility that occupies approximately 142,700 square feet in San Jose, California, under a lease that commences in April 2008 and expires in March 2018.

Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease entered into in February 2006 and expiring in December 2026. Our international sales personnel reside in local sales offices or home offices in Austria, Australia, Brazil, China, Czech Republic, Denmark, France, Germany, India, Italy, Japan, Korea, Norway, Poland, Russia, Singapore, Spain, Sweden,

Switzerland, the Netherlands, the United Arab Emirates, and the United Kingdom. We also have operations personnel using a leased facility in Hong Kong. We also maintain research and development facilities in Taipei, Taiwan and Beijing, China. From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth.

We use third parties to provide warehousing services to us, consisting of facilities in Southern California, Hong Kong and the Netherlands.

Item 3.	Legal Proceedings

The information set forth under Note 6 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Fiscal Year Ended December 31, 2006	High	Low
First Quarter	$19.59	$16.64
Second Quarter	25.39	18.40
Third Quarter	21.64	16.92
Fourth Quarter	28.15	20.01

Fiscal Year Ended December 31, 2007	High	Low
First Quarter	$31.31	$25.00
Second Quarter	38.75	28.50
Third Quarter	41.33	25.85
Fourth Quarter	37.00	29.70

On February 15, 2008, there were 30 stockholders of record.

Company Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from July 31, 2003 (the date our common stock commenced trading on the Nasdaq National Market) through December 31, 2007 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

	July 31, 2003	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
NETGEAR, Inc.	$100.00	$90.39	$102.66	$108.82	$148.39	$201.64
NASDAQ Computer Index	$100.00	$116.78	$120.58	$123.89	$131.51	$160.26
NASDAQ Composite Index	$100.00	$115.47	$125.38	$127.11	$139.21	$152.87

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

We derived the selected consolidated statement of operations data for the years ended December 31, 2007, 2006, and 2005 and the selected consolidated balance sheet data as of December 31, 2007 and 2006 from our audited consolidated financial statements appearing elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 from our audited consolidated financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$727,787	$573,570	$449,610	$383,139	$299,302
Cost of revenue(2)	485,180	379,911	297,911	260,318	215,460

Gross profit	242,607	193,659	151,699	122,821	83,842

Operating expenses:
Research and development(2)	28,070	18,443	12,837	10,316	8,674
Sales and marketing(2)	117,938	91,881	71,345	62,247	49,678
General and administrative(2)	27,220	20,905	14,559	14,905	9,453
In-process research and development	4,100	2,900	—	—	—
Litigation reserves and payments	167	—	802	—	—

Total operating expenses	177,495	134,129	99,543	87,468	67,805

Income from operations	65,112	59,530	52,156	35,353	16,037
Interest income, net	8,426	6,974	4,104	1,593	364
Interest expense	—	—	—	—	(901)
Extinguishment of debt	—	—	—	—	(5,868)
Other income (expense), net	3,298	2,495	(1,770)	(560)	(59)

Income before income taxes	76,836	68,999	54,490	36,386	9,573
Provision for (benefit from) income taxes	30,882	27,867	20,867	12,921	(3,524)

Net income	$45,954	$41,132	$33,623	$23,465	$13,097

Net income per share:
Basic (1)	$1.32	$1.23	$1.04	$0.77	$0.55

Diluted (1)	$1.28	$1.19	$0.99	$0.72	$0.49

(1)	Information regarding calculation of per share data is described in Note 4 of the Notes to Consolidated Financial Statements.
(2)	Stock-based compensation expense was allocated as follows:

Cost of revenue	$633	$430	$147	$163	$128
Research and development	2,391	1,119	293	400	454
Sales and marketing	3,013	1,405	375	733	715
General and administrative	2,842	1,551	249	391	476

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$205,343	$197,465	$173,656	$141,715	$73,605
Working capital	$311,082	$280,877	$230,416	$180,696	$130,755
Total assets	$551,109	$437,904	$356,297	$300,238	$205,146
Total current liabilities	$168,507	$143,482	$120,293	$115,044	$70,207
Total stockholders’ equity	$371,523	$294,422	$236,004	$185,194	$134,939

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, DMRs, VARs, and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, Fry’s Electronics, Radio Shack, Staples, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), and FNAC (France). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators in domestic markets and cable and DSL operators internationally. Some of these retailers and resellers purchase directly from us while most are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.

We have well developed channels in the United States and Europe, Middle-East and Africa, or EMEA, and are building a strong presence in the Asia Pacific region. We derive the majority of our net revenue from international sales. International sales as a percentage of net revenue remained constant at 62% in 2007 and 2006. International sales grew from $353.1 million in 2006 to $454.1 million in 2007, representing an increase of approximately 28.6% during that period. We continue to penetrate new markets such as Brazil, Eastern Europe, India, and the Middle-East.

Our net revenue grew 26.9% during the year ended December 31, 2007 primarily attributable to increased shipments in our DSL gateway and cable gateway products to new and existing service provider customers, stronger worldwide switch sales, as well as sales of our ReadyNAS products, which were acquired in connection with our May 16, 2007 acquisition of Infrant Technologies, Inc. (“Infrant”). We have also experienced growth in wireless-N router sales.

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

Our gross margin decreased to 33.3% for the year ended December 31, 2007, from 33.8% for the year ended December 31, 2006. This decrease was primarily attributable to higher warranty costs associated with end-user warranty returns as well as amortization expense related to certain intangible assets acquired in connection with the Infrant acquisition. Operating expenses for the year ended December 31, 2007 were $177.5 million, or 24.4% of net revenue, compared to $134.1 million, or 23.4% of net revenue, for the year ended December 31, 2006. This increase was primarily attributable to a $17.2 million increase in salary and other employee related expenses.

Net income increased $4.9 million, or 11.7%, to $46.0 million for the year ended December 31, 2007, from $41.1 million for the year ended December 31, 2006. This increase was primarily attributable to an increase in gross profit of $48.9 million, an increase in interest income of $1.4 million and an increase in other income of $803,000. These increases were partially offset by an increase in operating expenses of $43.4 million and an increase in the provision for income taxes of $3.0 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. Actual results could differ significantly from these estimates. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. We have listed below our critical accounting policies which we believe to have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Revenue Recognition

Revenue from product sales is generally recognized at the time the product is shipped provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for some of our customers, title passes to the customer upon delivery to the port or country of destination, upon their receipt of the product, or upon the customer’s resale of the product. At the end of each fiscal quarter, we estimate and defer revenue related to product where title has not transferred. The revenue continues to be deferred until such time that title passes to the customer. The amount and timing of our revenue for any period could be materially different if our management made different judgments and estimates.

Allowances for Product Warranties, Returns due to Stock Rotation, Price Protection, Sales Incentives and Doubtful Accounts

Our standard warranty obligation to our direct customers generally provides for a right of return of any product for a full refund in the event that such product is not merchantable or is found to be damaged or defective. At the time revenue is recognized, an estimate of future warranty returns is recorded to reduce revenue in the amount of the expected credit or refund to be provided to the our direct customers. At the time we record the reduction to revenue related to warranty returns, we include within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. Our standard warranty obligation to end-users provides for repair or replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. The estimated cost associated with fulfilling the warranty obligation to end-users is recorded in cost of revenue. Because our products are manufactured by third party manufacturers, in certain cases we have recourse to the third party manufacturer for replacement or credit for the defective products. We give consideration to amounts recoverable from our third party manufacturers in determining our warranty liability. Our estimated allowances for product warranties can vary from actual results and we may have to record additional revenue reductions or charges to cost of revenue which could materially impact our financial position and results of operations.

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

Valuation of Inventory

We value our inventory at the lower of cost or market, cost being determined using the first-in, first-out method. We continually assess the value of our inventory and will periodically write down its value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. On a quarterly basis, we review inventory quantities on hand and on order under non-cancelable purchase commitments, including consignment inventory, in comparison to our estimated forecast of product demand for the next nine months to determine what inventory, if any, are not saleable. Our analysis is based on the demand forecast but takes into account market conditions, product development plans, product life expectancy and other factors. Based on this analysis, we write down the affected inventory value for estimated excess and obsolescence charges. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As demonstrated during prior years, demand for our products can fluctuate significantly. If actual demand is lower than our forecasted demand and we fail to reduce our manufacturing accordingly, we could be required to write down additional inventory, which would have a negative effect on our gross profit.

Goodwill and intangibles

We apply SFAS No. 142, “Goodwill and Other Intangible Assets” and perform an annual goodwill impairment test. For purposes of impairment testing, we have determined that the Company has only one reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimates of fair value of the Company are based on the best information available as of the date of the assessment, which primarily includes our market capitalization. We did not recognize impairment charges in any of the periods presented.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to four years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such conditions may include an economic downturn or a change in the assessment of future operations. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. As of December 31, 2007, we believe that all of our deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with Statement SFAS

No. 109, “Accounting for Income Taxes.” It provides that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. As a result of adoption, we recorded a reduction in tax liability of $255,000 and a corresponding increase in retained earnings as of January 1, 2007. We include interest expense and penalties related to uncertain tax positions as additional tax expense.

Results of Operations

The following table sets forth the consolidated statements of operations and the percentage change from the preceding year for the periods indicated:

	Year Ended December 31,
	2007	Percentage Change	2006	Percentage Change	2005
	(In thousands, except percentage data)
Net revenue	$727,787	26.9%	$573,570	27.6%	$449,610
Cost of revenue	485,180	27.7%	379,911	27.5%	297,911

Gross profit	242,607	25.3%	193,659	27.7%	151,699

Operating expenses:
Research and development	28,070	52.2%	18,443	43.7%	12,837
Sales and marketing	117,938	28.4%	91,881	28.8%	71,345
General and administrative	27,220	30.2%	20,905	43.6%	14,559
In-process research and development	4,100	41.4%	2,900	* *	—
Litigation reserves and payments	167	* *	—	(100.0)%	802

Total operating expenses	177,495	32.3%	134,129	34.7%	99,543

Income from operations	65,112	9.4%	59,530	14.1%	52,156
Interest income, net	8,426	20.8%	6,974	69.9%	4,104
Other income (expense), net	3,298	32.2%	2,495	* *	(1,770)

Income before income taxes	76,836	11.4%	68,999	26.6%	54,490
Provision for income taxes	30,882	10.8%	27,867	33.5%	20,867

Net income	$45,954	11.7%	$41,132	22.3%	$33,623

**	Percentage change not meaningful as prior year basis is zero or a negative amount.

The following table sets forth the consolidated statements of operations, expressed as a percentage of net revenue, for the periods presented:

	Year Ended December 31,
	2007	2006	2005
Net revenue	100%	100%	100%
Cost of revenue	66.7	66.2	66.3

Gross margin	33.3	33.8	33.7

Operating expenses:
Research and development	3.9	3.2	2.8
Sales and marketing	16.2	16.0	15.9
General and administrative	3.7	3.7	3.2
In-process research and development	0.6	0.5	0.0
Litigation reserves and payments	0.0	0.0	0.2

Total operating expenses	24.4	23.4	22.1

Income from operations	8.9	10.4	11.6
Interest income, net	1.2	1.2	0.9
Other income (expense), net	0.5	0.4	(0.4)

Income before income taxes	10.6	12.0	12.1
Provision for income taxes	4.3	4.8	4.6

Net income	6.3%	7.2%	7.5%

Net Revenue

	Year Ended December 31,
	2007	Percentage Change	2006	Percentage Change	2005
	(In thousands, except percentage data)
Net revenue	$727,787	26.9%	$573,570	27.6%	$449,610

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9 and net changes in deferred revenue.

2007 Net Revenue Compared to 2006 Net Revenue

Net revenue increased $154.2 million, or 26.9%, to $727.8 million for the year ended December 31, 2007, from $573.6 million for the year ended December 31, 2006. We continued to experience our seasonal pattern of higher net revenues in the second half of the year. The increase in revenue was attributable to higher sales in several of our product categories. These include DSL gateway and cable gateway products sold to new and existing service provider customers and stronger worldwide switch sales, the launch of our ReadyNAS products, which were acquired in connection with our acquisition of Infrant, and a full year of wireless-N routers sales.

Sales incentives that are classified as contra-revenue grew at a slower rate than overall gross sales, which further contributed to the increased net revenue. This favorable net revenue impact was partially offset by an increase in sales returns compared to historical return rates.

For the year ended December 31, 2007 revenue generated in the United States, EMEA and Asia Pacific and rest of world was 37.6%, 52.3% and 10.1%, respectively. The comparable net revenue for the year ended December 31, 2006 was 38.4%, 52.0% and 9.6%, respectively. The increase in net revenue over the prior year for each region was 24.2%, 27.5% and 34.3%, respectively.

2006 Net Revenue Compared to 2005 Net Revenue

Net revenue increased $124.0 million, or 27.6%, to $573.6 million for the year ended December 31, 2006, from $449.6 million for the year ended December 31, 2005. We continued to experience our seasonal pattern of higher net revenues in the second half of 2006. The increase in revenue was especially attributable to higher sales of DSL gateway and powerline products to new and existing service provider customers, especially in Europe. The majority of these incremental sales specifically included our wireless gateway customized for major service provider British Sky Broadcasting in the United Kingdom, with shipments of wireless gateways and powerline products to other service providers further improving revenue.

Sales were further enhanced by the first full year of RangeMax wireless router sales to the home market. We introduced our RangeMax family of products, which included performance-enhancing Multiple-In Multiple-Out (MIMO) technology, during 2005, and the market continued to embrace this key product line throughout 2006.

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

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2007	Percentage Change	2006	Percentage Change	2005
	(In thousands, except percentage data)
Cost of revenue	$485,180	27.7%	$379,911	27.5%	$297,911
Gross margin percentage	33.3%		33.8%		33.7%

Cost of revenue consists primarily of the following: the cost of finished products from our third party manufacturers; overhead costs including purchasing, product planning, inventory control, warehousing and distribution logistics; inbound freight; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; and amortization expense of certain acquired intangibles. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including sales returns, changes in net revenues due to changes in average selling prices, end-user customer rebates and other sales incentives, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight, conversion costs, and charges for excess or obsolete inventory.

2007 Cost of Revenue and Gross Margin Compared to 2006 Cost of Revenue and Gross Margin

Cost of revenue increased $105.3 million, or 27.7%, to $485.2 million for the year ended December 31, 2007, from $379.9 million for the year ended December 31, 2006. Our gross margin decreased to 33.3% for the year ended December 31, 2007, from 33.8% for the year ended December 31, 2006.

The decrease in gross margin percentage was primarily attributable to higher warranty costs associated with end-user warranty returns as well as amortization expense related to certain intangible assets acquired in connection with the Infrant acquisition. We amortized an additional $3.1 million in intangibles related to our recent acquisitions in the year ended December 31, 2007 as compared to the year ended December 31, 2006. We also sold through the entire $3.5 million in inventory acquired from Infrant, which was recorded at fair value under purchase accounting guidelines. Of this $3.5 million, $1.3 million represented a charge for the step-up to fair value in connection with the acquisition purchase accounting. We also experienced increased sales of products carrying lower gross margins to service providers.

These negative margin impacts were partially mitigated by certain gross margin improvements. Our gross margin was impacted by our sales incentives that are recorded as a reduction in revenue which grew at a relatively slower rate than overall net revenue. We experienced decreased price protection claims, as well as relatively lower inbound freight during the year, as we were able to continue to shift the mix of inbound shipments from our suppliers from more costly air freight to lower cost sea freight due to better supply chain planning.

Additionally, stock-based compensation expense increased $203,000 to $633,000 for the year ended December 31, 2007, from $430,000 for the year ended December 31, 2006.

2006 Cost of Revenue and Gross Margin Compared to 2005 Cost of Revenue and Gross Margin

Cost of revenue increased $82.0 million, or 27.5%, to $379.9 million for the year ended December 31, 2006, from $297.9 million for the year ended December 31, 2005. Our gross margin improved to 33.8% for the year ended December 31, 2006, from 33.7% for the year ended December 31, 2005.

Our gross margin was impacted by our sales incentives that are recorded as a reduction in revenue which grew at a relatively slower rate than overall net revenue, as most of our revenue increases relate to sales to service providers, which involve significantly lower sales incentive expenses. Additionally, we experienced decreased price protection claims, as well as relatively lower inbound freight during 2006, as we were able to shift the mix of inbound shipments from our suppliers from more costly air freight to lower cost sea freight due to better supply chain planning. Furthermore, rebates from vendors were significantly higher in 2006.

These improvements were almost entirely offset by a number of factors. Incremental sales in 2006 came primarily from increased sales of products carrying lower gross margins to service providers. We also experienced increased warranty and sales returns costs, driven primarily by a higher scrap rate of warranty return units and an increase in reserves taken for future returns based on the increase in returns volume during 2006. We also experienced higher costs related to inventory reserves and devaluation.

Additionally, stock-based compensation expense increased $283,000 to $430,000 for the year ended December 31, 2006, from $147,000 for the year ended December 31, 2005, as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

Operating Expenses

Research and Development Expense

	Year Ended December 31,
	2007	Percentage Change	2006	Percentage Change	2005
	(In thousands, except percentage data)
Research and development expense	$28,070	52.2%	$18,443	43.7%	$12,837
Percentage of net revenue	3.9%		3.2%		2.8%

Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes and other consulting fees. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to enhance our ability to introduce innovative and easy to use products. We expect to continue to add additional employees in our research and development department. In the future, we believe that research and development expenses will increase in absolute dollars as we expand into new networking product technologies and broaden our core competencies.

2007 Research and Development Expense Compared to 2006 Research and Development Expense

Research and development expenses increased $9.7 million, or 52.2%, to $28.1 million for the year ended December 31, 2007, from $18.4 million for the year ended December 31, 2006. The increase was primarily due to higher salary and related payroll expenses of $4.8 million resulting from research and development headcount growth, including $292,000 of retention bonuses for certain employees associated with the acquisition of SkipJam Corp. (“SkipJam”) and $1.7 million related to higher headcount from the Infrant acquistion. Employee headcount increased by 85% to 115 employees as of December 31, 2007 as compared to 62 employees as of December 31, 2006, in part due to 26 employees obtained from the acquisition of Infrant. Other employee expenses increased by $800,000 due to contractor conversions in our China Engineering Center and recruiting costs. Rent expense increased $643,000 due to the expansion of our China Engineering Center. Furthermore, IT infrastructure costs allocated to research and development increased $982,000 as a result of additional investments in software and systems in 2007 as well as relatively higher headcount which drove a higher allocation percentage to research and development. Additionally, stock-based compensation expense increased $1.3 million to $2.4 million for the year ended December 31, 2007, from $1.1 million for the year ended December 31, 2006.

2006 Research and Development Expense Compared to 2005 Research and Development Expense

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

Sales and Marketing Expense

	Year Ended December 31,
	2007	Percentage Change	2006	Percentage Change	2005
	(In thousands, except percentage data)
Sales and marketing expense	$117,938	28.4%	$91,881	28.8%	$71,345
Percentage of net revenue	16.2%		16.0%		15.9%

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

2007 Sales and Marketing Expense Compared to 2006 Sales and Marketing Expense

Sales and marketing expenses increased $26.0 million, or 28.4%, to $117.9 million for the year ended December 31, 2007, from $91.9 million for the year ended December 31, 2006. Of this increase, $9.7 million was due to increased salary and payroll related expenses, including sales commissions, as a result of sales and marketing related headcount growth and increased commissions due to the revenue growth. Employee headcount increased from 207 employees as of December 31, 2006 to 260 employees as of December 31, 2007. More specifically, 47 of the 53 incremental employees related to expansion in EMEA and Asia Pacific. Outside service fees related to customer service and technical support increased by $3.8 million, in support of higher call volumes related to increased units sold. We also incurred a $1.9 million increase in advertising and promotion expenses related to our expansion of marketing activities into new geographic regions. Outbound freight increased $3.2 million, reflecting our higher sales volume. Travel and entertainment increased $1.7 million and rent increased by $873,000 due to the higher headcount and expansion into new countries. Marketing costs classified as operating expenses remained relatively constant, as the majority of incremental marketing expenses related to rebates and other items classified as contra-revenue. Furthermore, IT infrastructure costs allocated to sales and marketing increased $1.9 million as a result of additional investments in software and systems in 2007 as well as relatively higher headcount which drove a higher allocation percentage to sales and marketing. Additionally, stock-based compensation expense increased $1.6 million to $3.0 million for the year ended December 31, 2007, from $1.4 million for the year ended December 31, 2006.

2006 Sales and Marketing Expense Compared to 2005 Sales and Marketing Expense

Sales and marketing expenses increased $20.6 million, or 28.8%, to $91.9 million for the year ended December 31, 2006, from $71.3 million for the year ended December 31, 2005. We note that sales and marketing expenses grew in line with revenue growth. Of this increase, $9.4 million was due to increased salary and payroll related expenses as a result of sales and marketing related headcount growth and increased commissions earned in EMEA due to substantial revenue growth. Employee headcount increased from 157 employees as of December 31, 2005 to 207 employees as of December 31, 2006. More specifically, 46 of the 50 incremental employees relate to expansion in EMEA and Asia Pacific, which represents our continued geographic expansion and increasing sales staffing in these regions. For example, we established a Technical Support Center in our Ireland office, which accounted for 7 new individuals. Outside service fees related to customer service and technical support also increased by $4.9 million, in support of higher call volumes related to increased units sold. We also incurred a $1.7 million increase in advertising, travel, and promotion expenses related to our expansion of marketing activities into new geographic regions. Outbound freight increased $1.6 million, reflecting our higher sales volume. Marketing costs classified as operating expenses remained relatively constant, as the majority of incremental marketing expenses related to rebates and other items classified as contra-revenue. Additionally, stock-based compensation expense increased $1.0 million to $1.4 million for the year ended December 31, 2006, from $375,000 for the year ended December 31, 2005, as a result of the adoption of SFAS 123R.

General and Administrative Expense

	Year Ended December 31,
	2007	Percentage Change	2006	Percentage Change	2005
	(In thousands, except percentage data)
General and administrative expense	$27,220	30.2%	$20,905	43.6%	$14,559
Percentage of net revenue	3.7%		3.7%		3.2%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for doubtful accounts and other corporate expenses. We expect a modest increase in general and administrative costs in absolute dollars related to the anticipated growth of the business.

2007 General and Administrative Expense Compared to 2006 General and Administrative Expense

General and administrative expenses increased $6.3 million, or 30.2%, to $27.2 million for the year ended December 31, 2007, from $20.9 million for the year ended December 31, 2006. The increase was primarily due to higher salary and payroll related expenses of $2.7 million due to an increase in finance, accounting and information technology related headcount. Employee headcount increased by 17% to 77 employees as of December 31, 2007 compared to 66 employees as of December 31, 2006. We also incurred a $3.1 million increase in fees for outside professional services, due to higher accounting, tax, legal and IT consulting expenses. Software and hardware maintenance increased by $644,000 primarily due to our new Oracle enterprise resource planning system. We experienced an increase in depreciation expense of $731,000 as compared to the previous year due to the continued investment in our finance and operations systems. Additionally, stock-based compensation expense increased approximately $1.2 million to $2.8 million for the year ended December 31, 2007, from $1.6 million for the year ended December 31, 2006. Offsetting these increases were higher IT and facilities allocations to research and development as well as sales and marketing due to relatively higher headcount growth in those areas.

2006 General and Administrative Expense Compared to 2005 General and Administrative Expense

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

In-process Research and Development

During the year ended December 31, 2007, we expensed $4.1 million for in-process research and development (“in-process R&D”) related to intangible assets purchased in our acquisition of Infrant. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding this acquisition. The in-process R&D was expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. We acquired three in-process R&D projects. Two projects involve development of new products in the ReadyNAS desktop product category, and one project involves development of a higher end version of a product currently selling in the ReadyNAS rack mount product category.

To date, there have been no significant differences between the actual and estimated results of the in-process R&D projects. We estimate that we will incur costs of approximately $1.3 million to complete the projects, of which approximately $646,000 was incurred through December 31, 2007. For the three projects, we expect to complete and begin benefitting from two in early and mid 2008, and the other in early 2009.

During the year ended December 31, 2006, we expensed $2.9 million for in-process R&D related to intangible assets purchased in our acquisition of SkipJam. The in-process R&D was expensed upon an acquisition because technological feasibility has not been established and no future alternative uses exist. We acquired only one in-process R&D project, which is related to the development of a multimedia product that had not reached technological feasibility and had no alternative use. We incurred costs of approximately $725,000 to complete the project, of which approximately $575,000 was incurred through December 31, 2006. We completed the project in February 2007.

Litigation Reserves and Payments

During the year ended December 31, 2007, we recorded an expense of $167,000 for costs related to the settlement of the SercoNet v. NETGEAR lawsuit. For a detailed discussion of our litigation matters, please see Note 6 of the Notes to the Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Interest income and other income (expense)
Interest income, net	$8,426	$6,974	$4,104
Other income (expense), net	3,298	2,495	(1,770)

Total interest income and other income (expense)	$11,724	$9,469	$2,334

Interest income represents amounts earned on our cash, cash equivalents and short-term investments.

Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

2007 Interest Income and Other Income (Expense) Compared to 2006 Interest Income and Other Income (Expense)

The aggregate of interest income, interest expense, other income, and other expense amounted to net other income of $11.7 million for the year ended December 31, 2007, compared to $9.5 million for the year ended December 31, 2006. The increase is partially due to a $1.4 million increase in interest income, which is a result of our increased cash balances. The interest rate we earned on our cash balances decreased during the year. Other income (expense), net, increased by $803,000. The net foreign exchange gain of $3.3 million was due to the continued weakening of the U.S. dollar against the euro, the British pound, the Australian dollar and the Japanese yen during 2007.

2006 Interest Income and Other Income (Expense) Compared to 2005 Interest Income and Other Income (Expense)

The aggregate of interest income, interest expense, other income, and other expense amounted to net other income of $9.5 million for the year ended December 31, 2006, compared to $2.3 million for the year ended December 31, 2005, primarily due to an increase in other income (expense), net, to income of $2.5 million from an expense of $1.8 million. The income of $2.5 million was primarily attributable to a net foreign exchange gain experienced during the year ended December 31, 2006 due to the weakening of the U.S. dollar against the euro, the British pound, and the Australian dollar. The expense of $1.8 million in the year ended December 31, 2005 was primarily attributable to a net foreign exchange loss experienced due to the strengthening of the U.S. dollar against the euro, British pound, and the Australian dollar. Furthermore, the increase is due to an additional $2.9 million in interest income for the year ended December 31, 2006, from the investment of our cash, cash equivalents, and short-term investments balance throughout 2006.

Provision for Income Taxes

2007 Provision for Income Taxes Compared to 2006 Provision for Income Taxes

Provision for income taxes increased $3.0 million, resulting in a provision of $30.9 million for the year ended December 31, 2007, from a provision of $27.9 million for the year ended December 31, 2006. The effective tax rate remained unchanged and was approximately 40% for the years ended December 31, 2007 and December 31, 2006. The effective tax rate for both periods differed from our statutory rate of approximately 35% due to non-deductible stock-based compensation, non-deductible charges pertaining to in-process research and development as a result of our recent acquisitions, state taxes, other non-deductible expenses, and tax credits.

2006 Provision for Income Taxes Compared to 2005 Provision for Income Taxes

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

Net Income

Net income increased $4.9 million, or 11.7%, to $46.0 million for the year ended December 31, 2007, from $41.1 million for the year ended December 31, 2006. This increase was primarily attributable to an increase in gross profit of $48.9 million, an increase in interest income of $1.4 million and an increase in other income of $803,000. These increases were partially offset by an increase in operating expenses of $43.4 million and an increase in the provision for income taxes of $3.0 million.

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

Liquidity and Capital Resources

As of December 31, 2007 we had cash, cash equivalents and short-term investments totaling $205.3 million.

Our cash and cash equivalents balance increased from $87.7 million as of December 31, 2006 to $167.5 million as of December 31, 2007. Our short-term investments, which represent the investment of funds available for current operations, decreased from $109.7 million as of December 31, 2006 to $37.8 million as of December 31, 2007. Operating activities during the year ended December 31, 2007 generated cash of $53.4 million. Investing activities during the year ended December 31, 2007 provided $5.8 million, which includes the net proceeds from the sale of short-term investments of $73.1 million, offset primarily by the payment, excluding cash acquired, made in connection with the acquisition of Infrant for $60.0 million, and purchases of property and equipment amounting to $9.8 million. During the year ended December 31, 2007, financing activities provided $20.6 million, resulting from the issuance of our common stock upon exercise of stock options and our employee stock purchase program, as well as the excess tax benefit from exercise of stock options.

Our days sales outstanding increased from 66 days as of December 31, 2006 to 73 days as of December 31, 2007.

Our accounts payable increased from $39.8 million at December 31, 2006 to $55.3 million at December 31, 2007 as a result of normal variations in payment timing.

Inventory increased by $5.1 million from $77.9 million at December 31, 2006 to $83.0 million at December 31, 2007. Ending inventory turns increased from 5.7 turns in the quarter ended December 31, 2006, to 6.5 turns in the quarter ended December 31, 2007 due to more effective inventory management.

Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for the foreseeable future. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In addition, as we continue to expand our product offerings, channels and geographic presence, we may require additional working capital. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

Backlog

As of December 31, 2007, we had a backlog of approximately $37.8 million compared to approximately $42.7 million as of December 31, 2006. Our backlog consists of products for which customer purchase orders have been received and which are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with little or no penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net sales for any succeeding period.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table describes our commitments to settle non-cancelable lease and purchase commitments as of December 31, 2007.

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$4,173	$10,449	$6,540	$19,504	$40,666
Purchase obligations	$86,479	$—	$—	$—	$86,479

	$90,652	$10,449	$6,540	$19,504	$127,145

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense was $3.4 million for the year ended December 31, 2007, $2.2 million for the year ended December 31, 2006, and $1.5 million for the year ended December 31, 2005. In September 2007, we entered into a lease for a new corporate headquarters facility that occupies approximately 142,700 square feet in San Jose, California, under a lease that commences in April 2008 and expires in March 2018. The terms of some of the office leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31-45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. At December 31, 2007, we had $86.5 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

We adopted FIN 48 on January 1, 2007. As of December 31, 2007, we had $10.0 million of total gross unrecognized tax benefits and related interest. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for recent accounting pronouncements which are hereby incorporated by reference into this Part II, Item 7.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments in fixed income securities during fiscal 2007.

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. In the second quarter of 2005 we began to invoice some of our international customers in foreign currencies including, but not limited to, the euro, Great Britain Pound, Japanese Yen and the Australian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies. As of December 31, 2007, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after tax positive or negative impact of $3.3 million to net income at December 31, 2007. For the year ended December 31, 2007, 31% of total net revenue was earned in currency other than U.S. dollars.

Item 8.	Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management of NETGEAR, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In conducting its evaluation, the Company used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of NETGEAR, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of NETGEAR Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007 and the manner in which it accounts for share-based compensation as of January 1, 2006.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

February 28, 2008

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$167,495	$87,736
Short-term investments	37,848	109,729
Accounts receivable, net	157,765	119,601
Inventories	83,023	77,932
Deferred income taxes	13,091	13,415
Prepaid expenses and other current assets	20,367	15,946

Total current assets	479,589	424,359
Property and equipment, net	11,205	6,568
Intangibles, net	16,319	975
Goodwill	41,985	3,800
Other non-current assets	2,011	2,202

Total assets	$551,109	$437,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,333	$39,818
Accrued employee compensation	16,085	11,803
Other accrued liabilities	89,470	75,909
Deferred revenue	7,619	8,215
Income taxes payable	—	7,737

Total current liabilities	168,507	143,482
Deferred income tax liability	2,626	—
Non-current income taxes payable	8,272	—
Other non-current liabilities	181	—

Total liabilities	179,586	143,482
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized in 2007 and 2006; none outstanding in 2007 or 2006	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized in 2007 and 2006; shares issued and outstanding: 35,243,586 in 2007 and 33,960,506 in 2006	35	34
Additional paid-in capital	252,421	221,486
Cumulative other comprehensive income (loss)	101	(5)
Retained earnings	118,966	72,907

Total stockholders’ equity	371,523	294,422

Total liabilities and stockholders’ equity	$551,109	$437,904

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net revenue	$727,787	$573,570	$449,610
Cost of revenue(1)	485,180	379,911	297,911

Gross profit	242,607	193,659	151,699

Operating expenses:
Research and development(1)	28,070	18,443	12,837
Sales and marketing(1)	117,938	91,881	71,345
General and administrative(1)	27,220	20,905	14,559
In-process research and development	4,100	2,900	—
Litigation reserves and payments	167	—	802

Total operating expenses	177,495	134,129	99,543

Income from operations	65,112	59,530	52,156
Interest income, net	8,426	6,974	4,104
Other income (expense), net	3,298	2,495	(1,770)

Income before income taxes	76,836	68,999	54,490
Provision for income taxes	30,882	27,867	20,867

Net income	$45,954	$41,132	$33,623

Net income per share:
Basic	$1.32	$1.23	$1.04

Diluted	$1.28	$1.19	$0.99

Weighted average shares outstanding used to compute net income per share:
Basic	34,809	33,381	32,351

Diluted	35,839	34,553	33,939

(1)	Stock-based compensation expense was allocated as follows:

Cost of revenue	$633	$430	$147
Research and development	2,391	1,119	293
Sales and marketing	3,013	1,405	375
General and administrative	2,842	1,551	249

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2006 and 2007

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Cumulative Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2004	31,455	31	188,900	(1,882)	(7)	(1,848)	185,194

Comprehensive income:
Unrealized loss on short-term investments, net of tax	—	—	—	—	(83)	—	(83)
Net income	—	—	—	—	—	33,623	33,623

Total comprehensive income	—	—	—	—	—	—	33,540

Reversal of deferred stock-based compensation	—	—	(350)	350	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,064	—	—	1,064
Exercise of common stock options	1,422	2	8,101	—	—	—	8,103
Issuance of common stock under employee stock purchase plan	87	—	1,002	—	—	—	1,002
Tax benefit from exercise of stock options	—	—	7,101	—	—	—	7,101

Balance at December 31, 2005	32,964	33	204,754	(468)	(90)	31,775	236,004
Comprehensive income:
Unrealized gain on short-term investments, net of tax	—	—	—	—	85	—	85
Net income	—	—	—	—	—	41,132	41,132

Total comprehensive income	—	—	—	—	—	—	41,217

Reversal of deferred stock-based compensation	—	—	(468)	468	—	—	—
Stock-based compensation expense	—	—	4,505	—	—	—	4,505
Exercise of common stock options	933	1	7,432	—	—	—	7,433
Issuance of common stock under employee stock purchase plan	64	—	1,100	—	—	—	1,100
Tax benefit from exercise of stock options	—	—	4,163	—	—	—	4,163

Balance at December 31, 2006	33,961	34	221,486	—	(5)	72,907	294,422
Cumulative adjustment resulting from adoption of FIN 48	—	—	—	—	—	255	255
Comprehensive income:
Unrealized gain on short-term investments, net of tax	—	—	—	—	106	—	106
Net income	—	—	—	—	—	45,954	45,954

Total comprehensive income	—	—	—	—	—	—	46,060

Stock-based compensation expense	—	—	8,879	—	—	—	8,879
Exercise of common stock options	1,235	1	12,486	—	—	—	12,487
Retirement of shares	(5)	—	—	—	—	(150)	(150)
Issuance of common stock under employee stock purchase plan	53	—	1,206	—	—	—	1,206
Tax benefit from exercise of stock options	—	—	8,364	—	—	—	8,364

Balance at December 31, 2007	35,244	$35	$252,421	$—	$101	$118,966	$371,523

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$45,954	$41,132	$33,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,685	7,078	3,069
Accretion of purchase discounts on investments	(1,044)	(1,835)	(1,373)
Non-cash stock-based compensation	8,879	4,505	1,064
Income tax benefit associated with stock option exercises	8,364	4,163	7,101
Excess tax benefit from stock-based compensation	(7,053)	(3,806)	—
Deferred income taxes	(1,044)	(3,252)	(356)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(36,962)	(15,332)	(22,066)
Inventories	(1,588)	(26,059)	1,684
Prepaid expenses and other assets	(6,346)	(6,582)	(1,358)
Accounts payable	14,818	906	(13,830)
Accrued employee compensation	3,886	4,060	2,209
Other accrued liabilities	12,478	9,497	15,313
Deferred revenue	(616)	3,911	2,160
Other non-current liabilities	181	—	—
Income taxes payable	781	4,682	(604)

Net cash provided by operating activities	53,373	23,068	26,636

Cash flows from investing activities:
Purchases of short-term investments	(75,670)	(173,191)	(124,471)
Proceeds from sale of short-term investments	148,765	149,036	117,873
Purchase of property and equipment	(9,839)	(5,918)	(4,193)
Payments made in connection with business acquisition, net of cash acquired	(57,466)	(7,600)	—

Net cash provided by (used in) investing activities	5,790	(37,673)	(10,791)

Cash flows from financing activities:
Purchase and retirement of treasury stock	(150)	—	—
Proceeds from exercise of stock options	12,487	7,433	8,103
Proceeds from issuance of common stock under employee stock purchase plan	1,206	1,100	1,002
Excess tax benefit from stock-based compensation	7,053	3,806	—

Net cash provided by financing activities	20,596	12,339	9,105

Net increase (decrease) in cash and cash equivalents	79,759	(2,266)	24,950
Cash and cash equivalents, at beginning of period	87,736	90,002	65,052

Cash and cash equivalents, at end of period	$167,495	$87,736	$90,002

Supplemental cash flow information:
Cash paid for income taxes	$25,349	$22,284	$14,728

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Summary of Significant Accounting Policies:

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

Short-term investments

Short-term investments comprise marketable securities that consist of government securities with an original maturity or a remaining maturity at the time of purchase, of greater than three months and no more than twelve months. All marketable securities are held in the Company’s name with two high quality financial institutions, who act as the Company’s custodians and investment managers. All of the Company’s marketable securities are classified as available-for-sale securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Investments in Debt and Equity Securities” and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company believes that there is minimal credit risk associated with the investment of its cash and cash equivalents and short-term investments, due to the restrictions placed on the type of investment that can be entered into under the Company’s investment policy.

The Company’s customers are primarily distributors as well as retailers and broadband service providers who sell the products to a large group of end-users. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company regularly performs credit evaluations of the Company’s customers’ financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect customers’ ability to pay, and, generally, requires no collateral from its customers. The Company secures credit insurance in certain emerging markets.

The following table summarizes the percentage of the Company’s total accounts receivable represented by customers with balances in excess of 10% of its total accounts receivable as of December 31, 2007 and 2006.

	December 31,
	2007	2006
Best Buy Co., Inc.	19%	15%
Ingram Micro, Inc.	11%	12%

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

Goodwill and intangibles

The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets” and performs an annual goodwill impairment test. For purposes of impairment testing, the Company has determined that it has only one reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimates of fair value of the Company are based on the best information available as of the date of the assessment, which primarily includes the Company’s market capitalization. The Company did not recognize impairment charges in any of the periods presented.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to four years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such conditions may include an economic downturn or a change in the assessment of future operations. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

Product warranties

The Company provides for estimated future warranty obligations at the time revenue is recognized. The Company’s standard warranty obligation to its direct customers generally provides for a right of return of any product for a full refund in the event that such product is not merchantable or is found to be damaged or defective. At the time revenue is recognized, an estimate of future warranty returns is recorded to reduce revenue in the amount of the expected credit or refund to be provided to its direct customers. At the time the Company records the reduction to revenue related to warranty returns, the Company includes within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. The Company’s standard warranty obligation to its end-users provides for repair or replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. The estimated cost associated with fulfilling the Company’s warranty obligation to end-users is recorded in cost of revenue. Because the Company’s products are manufactured by third party manufacturers, in certain cases the Company has recourse to the third party manufacturer for replacement or credit for the defective products. The Company gives consideration to amounts recoverable from its third party manufacturers in determining its warranty liability. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the consolidated balance sheets, are as follows (in thousands):

	Year Ended December 31,
	2007	2006
Balance as of beginning of year	$21,299	$11,845
Provision for warranty liability made during the year	45,400	45,459
Warranty obligation assumed in acquisition	432	—
Settlements made during the year	(39,574)	(36,005)

Balance at end of year	$27,557	$21,299

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

Shipping and handling fees and costs

In September 2000, the EITF issued EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF Issue No. 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of revenue or disclosed in the notes to the consolidated financial statements. The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $11.6 million, $8.3 million and $6.7 million in the years ended December 31, 2007, 2006 and 2005 respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $17.4 million, $15.3 million and $14.5 million in the years ended December 31, 2007, 2006 and 2005, respectively.

Income taxes

The Company accounts for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatment for tax versus accounting for certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance.

As discussed in Note 5, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). In the ordinary course of business there is inherent uncertainty in assessing the Company’s income tax positions. The Company assesses its tax positions and records benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recorded in the financial statements. Where applicable, associated interest and penalties have also been recognized as a component of income tax expense.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the years ended December 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The valuation provisions of SFAS 123R also apply to grants that are modified after January 1, 2006. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 7 for a further discussion on stock-based compensation.

Comprehensive income

Under SFAS 130, “Reporting Comprehensive Income,” the Company is required to display comprehensive income and its components. The Company has displayed its comprehensive income as part of the Consolidated Statements of Stockholders’ Equity.

Foreign currency translation

The Company’s functional currency is the U.S. dollar for all of its international subsidiaries. Foreign currency transactions of international subsidiaries are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. Expenses are remeasured at average exchange rates in effect during each period, except for expenses related to non-monetary assets, which are remeasured at historical exchange rates. Revenue is remeasured at average exchange rates in effect during each period. Gains and losses arising from foreign currency transactions are included in net income and were net gains of $3.3 million and $2.5 million for the years ended December 31, 2007 and 2006, respectively, and a net loss of $1.8 million for the year ended December 31, 2005.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact on the consolidated financial statements of adopting SFAS 141R and SFAS 160.

Note 2—Business Acquisitions:

Infrant Technologies, Inc.

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

The accompanying condensed consolidated financial statements reflect a purchase price of approximately $60.3 million, consisting of cash, and other costs directly related to the acquisition as follows (in thousands):

Purchase price	$60,000
Direct acquisition costs	254

Total consideration	$60,254

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

Fair Value on May 16, 2007
Cash and cash equivalents	$2,787
Accounts receivable, net	1,202
Inventories	3,504
Deferred income taxes	667
Prepaid expenses and other current assets	36
Property and equipment	128
Intangibles	22,700
Goodwill	38,185
Accounts payable	(697)
Accrued employee compensation	(396)
Other accrued liabilities	(1,048)
Deferred income tax liability	(6,814)

Total purchase price allocation	$60,254

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

A total of $2.6 million of the $22.7 million in acquired intangible assets was designated as trademarks. The value was calculated based on the present value of the future estimated cash flows derived from estimated royalty savings attributable to use of the trademarks. This $2.6 million will be amortized over its estimated useful life of six years.

SkipJam Corp.

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

Note 3—Balance Sheet Components (in thousands):

Available-for-sale short-term investments consist of the following:

	December 31,
	2007			2006
	Cost	Unrealized Gain	Estimated Fair Value	Cost	Unrealized Loss	Estimated Fair Value
U.S. Treasury bills and notes	$37,683	$165	$37,848	$109,734	$(5)	$109,729

Accounts receivable and related allowances consist of the following:

		December 31,
		2007	2006
Gross accounts receivable		$169,986	$132,651

Less:	Allowance for doubtful accounts	(2,307)	(1,727)
	Allowance for sales returns	(9,417)	(8,129)
	Allowance for price protection	(497)	(3,194)

	Total allowances	(12,221)	(13,050)

Accounts receivable, net		$157,765	$119,601

Inventories consist of the following:

	December 31,
	2007	2006
Raw materials	$496	$—
Finished goods	82,527	77,932

Total	$83,023	$77,932

Property and equipment, net, consists of the following:

	December 31,
	2007	2006
Computer equipment	$7,798	$6,101
Furniture, fixtures and leasehold improvements	2,699	2,150
Software	10,237	6,805
Machinery	7,075	5,646
Construction in progress	3,305	554

	31,114	21,256
Less: Accumulated depreciation and amortization	(19,909)	(14,688)

	$11,205	$6,568

Depreciation and amortization expense pertaining to property and equipment in 2007, 2006 and 2005 was $5.3 million, $4.0 million and $3.1 million, respectively.

Intangibles, net, consist of the following:

	December 31, 2006 Cost	December 31, 2006 Net	Additions	Amortization Expense	December 31, 2007 Net	Weighted Average Amortization Period (Years)
Core technology	$1,000	$896	$5,200	$1,117	$4,979	1.62
Existing technology	—	—	10,800	1,800	9,000	1.67
Trademarks	—	—	2,600	289	2,311	2.67
Non-compete agreements	100	79	—	50	29	0.30

Total intangible assets	$1,100	$975	$18,600	$3,256	$16,319	1.79

	December 31, 2005 Cost	December 31, 2005 Net	Additions	Amortization Expense	December 31, 2006 Net	Weighted Average Amortization Period (Years)
Core technology	$—	$—	$1,000	$104	$896	1.79
Non-compete agreements	—	—	100	21	79	0.80

Total intangible assets	$—	$—	$1,100	$125	$975	1.71

Amortization expense related to intangibles in 2007, 2006 and 2005 was $3.3 million, $125,000 and zero, respectively.

Amortization expense related to intangibles for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2008	4,712
2009	4,683
2010	4,579
2011	1,767
2012	433
Thereafter	145

Total expected amortization expense	$16,319

Other accrued liabilities consist of the following:

	December 31,
	2007	2006
Sales and marketing programs	$39,796	$38,058
Warranty obligation	27,557	21,299
Freight	4,728	4,073
Other	17,389	12,479

Other accrued liabilities	$89,470	$75,909

Note 4—Net Income Per Share:

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

Net income per share for the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Net income	$45,954	$41,132	$33,623

Weighted average shares outstanding:
Basic	34,809	33,381	32,351
Options and awards	1,030	1,172	1,588

Total diluted	35,839	34,553	33,939

Basic net income per share	$1.32	$1.23	$1.04

Diluted net income per share	$1.28	$1.19	$0.99

Anti-dilutive common stock options totaling 1,162,953, 675,953 and 131,560 were excluded from the weighted average shares outstanding for the diluted per share calculation for 2007, 2006 and 2005, respectively.

Note 5—Income Taxes:

Income before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$48,715	$52,501	$50,127
International	28,121	16,498	4,363

Total	$76,836	$68,999	$54,490

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
U.S. Federal	$25,722	$21,362	$16,766
State	4,138	2,965	2,799
Foreign	2,509	6,719	1,658

	32,369	31,046	21,223

Deferred:
U.S. Federal	(2,709)	(780)	(860)
State	(928)	100	504
Foreign	2,150	(2,499)	—

	(1,487)	(3,179)	(356)

Total	$30,882	$27,867	$20,867

Net deferred tax assets consist of the following (in thousands):

	December 31,
	2007	2006
Deferred Tax Assets:
Accruals and allowances	$12,928	$13,302
Net operating loss carryforwards	607	859
Depreciation and amortization	1,286	801
Stock-based compensation	1,960	899
Other	544	113

	17,325	15,974
Deferred Tax Liabilities:
Acquired intangible assets	(6,615)	(395)
Unremitted earnings of foreign subsidiaries	(29)	(11)
Other	(216)	—

Net deferred tax assets	$10,465	$15,568

Current portion	$13,091	$13,415
Non-current portion	(2,626)	2,153

Net deferred tax assets	$10,465	$15,568

Management’s judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. In management’s judgment it is more likely than not that such assets will be realized in the future as of December 31, 2007, and as such no valuation allowance has been recorded against the Company’s deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2007	2006	2005
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	3.7	2.8	3.5
Impact of international operations	(0.6)	—	—
Stock-based compensation	1.4	0.8	0.0
In-process research and development	1.9	1.4	0.0
Tax credits	(0.9)	(0.6)	(0.6)
Permanent and other items	(0.3)	1.0	0.4

Provision for income taxes	40.2%	40.4%	38.3%

Income tax benefits in the amount of $8.4 million, $4.2 million and $7.1 million related to the exercise of stock options were credited to additional paid-in capital during the years ended December 31, 2007, 2006 and 2005, respectively. As a result of changes in fair value of available for sale securities, income tax expense of $64,000 was recorded in comprehensive income related to the year ended December 31, 2007.

The Company has $2.0 million and $121,000 of acquired federal and state net operating losses from its acquisitions of SkipJam and Infrant as of December 31, 2007. Additionally, the Company has federal and state tax credit carryforwards of $58,000 and $107,000, respectively from its acquisition of Infrant as of December 31, 2007. Use of these losses and credits is subject to annual limitation under Internal Revenue Code Section 382. The federal losses and credits expire in different years beginning in fiscal 2021. The state loss begins to expire in fiscal 2021. The state tax credit carryforward has no expiration.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2003. The Company has limited audit activity in various states and foreign jurisdictions. Currently the Company does not expect a material change in unrecognized tax benefits to occur during the next 12 months.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a reduction of $255,000 in its tax liability and a corresponding increase in retained earnings. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows (in millions):

Federal, State, and Foreign Tax
Gross UTB Balance at January 1, 2007	$3,428
Additions based on tax positions related to the current year	6,147
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	(6)
Reductions due to lapse of applicable statutes	(233)

Gross UTB Balance at December 31, 2007	$9,336

The total amount of net unrecognized tax benefits that, if recognized would affect the effective tax rate as of January 1, 2007 and December 31, 2007, respectively, are $2.8 million and $8.3 million. The ending net UTB results from adjusting the gross balance at December 31, 2007 for items such as U.S. federal, state and foreign deferred tax, foreign tax credits, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At January 1, 2007 and December 31, 2007, accrued interest on a gross basis was $294,000 and $643,000. No penalties have been accrued. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company has provided deferred taxes of $29,000 related to unremitted earnings of certain foreign sales subsidiaries. With the exception of those foreign sales subsidiaries for which deferred tax has been provided, the Company intends to indefinitely reinvest foreign earnings. These earnings were approximately $28.0 million and $10.4 million as of December 31, 2007 and December 31, 2006, respectively. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

Note 6—Commitments and Contingencies:

Litigation and Other Legal Matters

NETGEAR v. CSIRO

In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (“CSIRO”), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of the Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a and 802.11g wireless LAN standards infringe its patent. In July 2006, United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc. which Buffalo is currently appealing. This action is in the discovery phase. The Company attended a court-mandated mediation in November 2007 but failed to resolve the litigation. The District Court has scheduled a June 26, 2008 claim construction hearing, and an April 13, 2009 jury trial.

SercoNet v. NETGEAR

In May 2006, a lawsuit was filed against the Company by SercoNet, Ltd. (“SercoNet”), a manufacturer of computer networking products organized under the laws of Israel, in the United States District Court for the Southern District of New York. SercoNet alleges that the Company infringes U.S. Patent Nos. 5,841,360; 6,480,510; 6,970,538; 7,016,368; and 7,035,280. SercoNet accuses the Company of infringement with respect to certain of the Company’s switches, routers, modems, adapters, power line products and wireless access points. In July 2006, the court granted the Company’s motion to transfer the action to the Northern District of California. In the second quarter of 2007, the court held a claim construction hearing whereby each side presented its interpretation of the claims in the patents being litigated. The court issued its claim construction rulings in the third quarter of 2007. In October 2007, without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to settle the litigation. In exchange for a payment of $850,000, the Company will receive a fully paid perpetual license to the SercoNet patents asserted in the lawsuit. Based on the historical and estimated projected future unit sales of the Company’s products that are alleged to infringe the asserted patents, the Company allocated $167,000 of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense in the year ended December 31, 2007. Additionally, the Company will allocate $648,000, net of reimbursed costs, of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold.

Linex Technologies v. NETGEAR

In June 2007, a lawsuit was filed against the Company by Linex Technologies, Inc. (“Linex”), a patent holding company organized under the laws of Delaware, in the U.S. District Court, Eastern District of Texas. Linex alleges that the Company infringes U.S. Patent No. 6,757,322. Linex has accused certain of the Company’s wireless networking products incorporating multiple input/multiple output (MIMO) technology of infringement. Linex has also sued 14 other technology companies alleging similar claims of patent infringement. The Company filed its answer in the third quarter of 2007. This action is in the discovery phase. The District Court has scheduled a January 15, 2009 claim construction hearing.

Wi-Lan Inc. v. NETGEAR

In October 2007, a lawsuit was filed against the Company by Wi-Lan Inc. (“Wi-Lan”), a patent holding company existing under the laws of Canada, in the U.S. District Court, Eastern District of Texas. Wi-Lan alleges that the Company infringes U.S. Patent Nos. 5,282,222, RE37,802 and 5,956,323. Wi-Lan has accused the Company’s wireless networking products compliant with the IEEE 802.11 standards and ADSL products compliant with the ITU G.992 standards of infringement. Wi-Lan has also sued 21 other technology companies alleging similar claims of patent infringement. The Company filed its answer in the first quarter of 2008.

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Central District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company is in the process of assessing the claims asserted by the plaintiffs.

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent holding company existing under the laws of the State of South Carolina, in the U.S. District Court for the District of South Carolina. OptimumPath alleges that the Company infringes U.S. Patent No. 7,035,281. OptimumPath has accused the Company’s wireless networking products of infringement. OptimumPath has also sued six other technology companies alleging similar claims of patent infringement. The Company is in the process of assessing the claims asserted by OptimumPath.

Network-1 Security Solutions, Inc. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Network-1 Security Solutions, Inc. (“Network-1”), a patent holding company existing under the laws of the State of Delaware, in the U.S. District Court for the Eastern District of Texas. Network-1 alleges that the Company infringes U.S. Patent No. 6,218,930. Network-1 has accused the Company’s power over Ethernet products of infringement. Network-1 has also sued six other companies alleging similar claims of patent infringement. The Company is in the process of assessing the claims asserted by Network-1.

Fenner Investments Ltd. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Fenner Investments, Ltd. (“Fenner”), a patent holding company existing under the laws of the State of Texas, in the U.S. District Court for the Eastern District of Texas. Fenner alleges that the Company infringes U.S. Patent No. 7,145,906 entitled “Packet Switching Node”. Fenner has also sued 6 other companies alleging similar claims of patent infringement. The Company is in the process of assessing the claims asserted by Fenner.

XE103 Powerline Ethernet Adapter—Voluntary Recall

On January 4, 2008, the Company announced a voluntary recall of its XE103 Powerline Ethernet Adapter made for Europe and other countries using 220-240 volt power sources and sold individually or in a bundled kit. Results of tests carried out on the affected product have shown a potential for a semiconductor integrated circuit within the product to malfunction in 220-240 volt environments, causing the product to stop working and potentially overheat. The Company has not received any reports of any personal injury or damage to property caused by this potential malfunction. Products sold in North America or other countries using 100-120 volt power sources are not affected by this recall.

The total liability of the recall has been estimated at approximately $629,000. The Company is contractually entitled to recover these costs by its supplier and believes it will recover all amounts owed from its supplier. Therefore, the full amount of the costs associated with the recall, $629,000, is recorded as a liability on the

Company’s balance sheet as of December 31, 2007, and as a receivable in the asset section of our balance sheet. In addition the Company reduced net revenue by $223,000 for the sales price of inventory in the channel that the Company has asked be returned by its channel partners as a result of this recall.

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

In December 2005, the Company received a request for indemnification from Charter Communications, Inc. (“Charter”), a direct customer, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Hybrid Patents, Inc. (“Hybrid”), a patent holding company. Hybrid alleges that Charter infringes U.S. Patent Nos. 5,586,121, 5,818,845, 6,104,727 and Re. 35,774. Hybrid alleges that products implementing the Data Over Cable Service Interface Specification (“DOCSIS”) standard, which are supplied to Charter by, among others, the Company, infringes these patents. In the third quarter of 2006, the Company together with a number of other equipment suppliers to Charter assumed the defense of the litigation. In the second quarter of 2007, a jury found that the Hybrid patents were not infringed by Charter. Hybrid has filed similar lawsuits in the same jurisdiction against Comcast Corporation, Comcast of Dallas, LP, Time Warner Cable, Inc. and Cox Communications, Inc., all of whom are also customers of the Company.

In June 2006, the Company received a request for indemnification from Charter and Charter Communications Operating, LLC, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Rembrandt Technologies, L.P. (“Rembrandt”), a patent holding company. Rembrandt alleges that Charter infringes U.S. Patent Nos. 5,243,627, 5,852,631, 5,719,858 and 4,937,819. Rembrandt alleges that products implementing the DOCSIS standard, which are supplied to Charter by, among others, the Company, infringes these patents. Rembrandt has also filed a similar lawsuit in the same jurisdiction against Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP. In November 2007, the Company along with Motorola, Inc., Cisco Systems, Inc., Scientific-Atlanta, Inc., ARRIS Group, Inc., Thomson, Inc. and Ambit Microsystems, Inc. filed a complaint for declaratory judgment in the U.S. District Court for the District of Delaware against Rembrandt, seeking a declaration that Rembrandt’s alleged patents are either invalid or not infringed. The action is currently in the discovery phase.

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

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and small business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company adopted FSP SFAS 143-1, “Accounting for Electronic Equipment Waste Obligations”, in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for fiscal 2005, 2006, and 2007. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

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

Leases

The Company leases office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended, December 31, 2007, 2006 and 2005 was $3.4 million, $2.2 million, and $1.5 million, respectively. In September 2007, the Company entered into a lease for a new corporate headquarters facility that occupies approximately 142,700 square feet in San Jose, California, under a lease that commences in April 2008 and expires in March 2018. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2008	4,173
2009	5,654
2010	4,795
2011	3,378
2012	3,162
Thereafter	19,504

Total minimum lease payments	$40,666

Guarantees and Indemnifications

The Company has entered into various inventory related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At December 31, 2007, the Company had $86.5 million in non-cancelable purchase commitments with suppliers. The Company expects to sell all products for which it has committed purchases from suppliers.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

In its sales agreements, the Company typically agrees to indemnify its distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

Note 7—Stock-Based Compensation:

At December 31, 2007, the Company had five stock-based employee compensation plans as described below. The total compensation expense related to these plans was approximately $8.9 million for the year ended December 31, 2007. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the years ended December 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for the years ended December 31, 2007 and 2006 also includes stock-based compensation awards granted after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The valuation provisions of SFAS 123R also apply to grants that are modified after January 1, 2006.

The Company recognizes these compensation costs net of the estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate for the years ended December 31, 2007 and 2006 based on its historical experience.

Total stock-based compensation cost capitalized in inventory was less than $0.1 million for the years ended December 31, 2007 and 2006.

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

The pro forma table below reflects net income and basic and diluted net income per share for the year ended December 31, 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows (in thousands, except per share data):

Year Ended December 31, 2005
Net income, as reported	$33,623
Add:
Employee stock-based compensation included in reported net income	1,064
Less:
Total employee stock-based compensation determined under fair value method, net of taxes(1)	(9,684)

Pro forma net income	$25,003

Basic net income per share:
As reported	$1.04

Pro forma	$0.77

Diluted net income per share:
As reported	$0.99

Pro forma	$0.74

(1)	Of the 1,144,050 options granted during the year ended December 31, 2005, 964,100 were sales-restricted options that vested immediately on grant. These options had a fair value of $6.1 million, net of taxes.

As of December 31, 2007, the Company has the following share-based compensation plans:

2000 Stock Option Plan

In April 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2000 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees, directors and consultants. A total of 7,350,000 shares of Common Stock have been reserved for issuance under the 2000 Plan.

Options under the 2000 Plan may be granted for periods of up to ten years, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the shares on the date of grant and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. To date, options granted generally vest over four years.

2003 Stock Plan

In April 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2003 Plan may be either incentive stock options or nonqualified stock options. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, directors and consultants. The Company has reserved 750,000 shares of Common Stock plus any shares which were reserved but not issued under the 2000 Plan as of the date of the approval of the 2003 Plan. The number of shares which were reserved but not issued under the 2000 Plan that were transferred to the Company’s 2003 Plan were 615,290, which when combined with the shares reserved for the Company’s 2003

Plan total 1,365,290 shares reserved under the Company’s 2003 Plan as of the date of transfer. Any options cancelled under either the 2000 Plan or the 2003 Plan are returned to the pool available for grant. As of December 31, 2007, 212,787 shares were reserved for future grants under the Company’s 2003 Plan.

Options under the 2003 Plan may be granted for periods of up to ten years, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the shares on the date of grant and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. To date, options granted generally vest over four years, with the first tranche vesting at the end of twelve months and the remaining shares underlying the option vesting monthly over the remaining three years. In fiscal 2005, certain options granted under the 2003 Plan immediately vested and were exercisable on the date of grant, and the shares underlying such options were subject to a resale restriction which expires at a rate of 25% per year.

2006 Long Term Incentive Plan

In April 2006, the Company adopted the 2006 Long Term Incentive Plan (the “2006 Plan”), which was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders on May 23, 2006. The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards and other stock awards, to eligible directors, employees and consultants of the Company. The Company has reserved 2,500,000 shares of Common Stock for issuance under the 2006 Plan. Any options cancelled under the 2006 Plan are returned to the pool available for grant. As of December 31, 2007, 630,953 shares were reserved for future grants under the 2006 Plan.

Options granted under the 2006 Plan may be either incentive stock options or nonqualified stock options. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, directors and consultants. Options may be granted for periods of up to ten years, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the shares on the date of grant and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the 2006 Plan generally vest over four years, with the first tranche vesting at the end of twelve months and the remaining shares underlying the option vesting monthly over the remaining three years.

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

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Prior to January 1, 2006, employees were able to purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. As of January 1, 2006, the Company changed the ESPP such that employees will purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is now determined at the purchase date and there is no longer a look-back period, the Company recognizes the expense based on the 15% discount at purchase. For the years ended December 31, 2007 and 2006, ESPP compensation expense was $232,000 and $206,000, respectively.

Valuation and Expense Information Under SFAS 123R

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

	Stock Options			ESPP
	Year Ended December 31,			December 31, 2005
	2007	2006	2005
Expected life (in years)	4.5	4.9	4.0	0.5
Risk-free interest rate	4.47%	4.74%	3.85%	2.93%
Expected volatility	53%	59%	56%	55%
Dividend yield	—	—	—	—
Weighted average fair value of grants	$16.04	$12.05	$8.01	$5.21

Activity under the Company’s Stock Option Plans is set forth as follows (share data in thousands):

	December 31, 2005
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	4,147	$7.00
Options granted	1,147	17.22
Options exercised	(1,378)	5.77
Options cancelled	(242)	9.41

Outstanding at end of year	3,674	10.49

Options exercisable at end of year	2,959	9.82

Options outstanding under the stock option plans as of December 31, 2007 and December 31, 2006, and changes during the years ended December 31, 2007 and December 31, 2006 were as follows (share data in thousands):

	2007				2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In thousands	In thousands		In years	In thousands
Options outstanding at beginning of year	3,934	$14.79			3,674	$10.49
Granted	898	32.98			1,326	22.06
Exercised	(1,184)	10.55			(933)	7.97
Forfeited/cancelled/expired	(224)	23.22			(133)	16.60

Outstanding at end of year	3,424	$20.47	7.45	$52,424	3,934	$14.79	7.13	$45,148

Vested and expected to vest at end of year	3,333	$20.28	7.41	$51,656	3,844	$14.64	7.08	$44,650

Exercisable at end of year	1,744	$13.80	6.00	$38,134	2,387	$10.86	5.72	$36,732

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of fiscal 2007 and fiscal 2006 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007 and December 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2007, 2006 and 2005 was $25.5 million, $15.1 million, and $18.7 million, respectively.

The total fair value of options vested during the years ended December 31, 2007, 2006, and 2005 was $6.2 million, $2.8 million, and $1.1 million, respectively.

As of December 31, 2007, $20.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.52 years.

Cash received from option exercises and purchases under the ESPP for the year ended December 31, 2007 and 2006 was $13.7 million and $8.5 million, respectively.

Non-vested restricted stock units as of December 31, 2007 and 2006, and changes during the years ended December 31, 2007 and 2006 were as follows (share data in thousands):

	December 31, 2007		December 31, 2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at beginning of year	114	$22.52	—	$—
Restricted stock units granted	101	29.84	114	22.52
Restricted stock units vested	(51)	22.59	—	—
Restricted stock units cancelled	(15)	20.35	—	—

Restricted stock units outstanding at end of year	149	$27.67	114	$22.52

We did not grant restricted stock units in the year ended December 31, 2005.

Total intrinsic value of restricted stock units vested during the year ended December 31, 2007 was $1.7 million. No restricted stock units vested in the years ended December 31, 2006 and 2005.

The total fair value of restricted stock units vested during the year ended December 31, 2007 was $1.2 million. No restricted stock units vested in the years ended December 31, 2006 and 2005.

As of December 31, 2007, $2.9 million of total unrecognized compensation cost related to non-vested restricted stock units is expected to be recognized over a weighted-average period of 1.30 years.

Total fair value of stock-based compensation awards expensed for the years ended December 31, 2007 and 2006 was $6.6 million and $3.4 million, respectively, net of tax. The actual excess tax benefit recognized for the tax deduction arising from the exercise of stock-based compensation awards for the year ended December 31, 2007 and 2006 totaled $8.4 million and $4.2 million, respectively.

Note 8—Segment Information, Operations by Geographic Area and Customer Concentration:

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

Geographic information

Net revenue by geographic location is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$273,695	$220,440	$199,208
United Kingdom	183,341	151,026	76,456
EMEA (excluding UK)	197,013	147,208	123,495
Asia Pacific and rest of the world	73,738	54,896	50,451

	$727,787	$573,570	$449,610

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	December 31,
	2007	2006
United States	$9,459	$4,878
EMEA	578	592
Asia Pacific and rest of the world	1,168	1,098

	$11,205	$6,568

Customer concentration (as a percentage of net revenue):

	Year Ended December 31,
	2007	2006	2005
Ingram Micro, Inc.	17%	19%	25%
Tech Data Corporation	14%	16%	17%
All others individually less than 10% of revenue	69%	65%	58%

	100%	100%	100%

Note 9—Employee Benefit Plan:

In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. The Company contributes an amount equal to 50% of the employee contributions up to a maximum of $1,500 per calendar year per employee. The Company contributed and expensed $698,000, $473,000 and $361,000 related to the NETGEAR 401(k) Plan in the years ended December 31, 2007, 2006 and 2005, respectively.

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

	April 1, 2007	July 1, 2007	September 30, 2007	December 31, 2007
Net revenue	$173,572	$164,275	$191,681	$198,259
Gross profit	$60,030	$55,954	$63,778	$62,845
Provision for income taxes	$7,756	$6,784	$8,796	$7,546
Net income	$14,021	$6,133	$13,266	$12,534
Net income per share—basic	$0.41	$0.18	$0.38	$0.36
Net income per share—diluted	$0.40	$0.17	$0.37	$0.35

	April 2, 2006	July 2, 2006	October 1, 2006	December 31, 2006
Net revenue	$127,259	$130,738	$151,571	$164,002
Gross profit	$44,548	$45,377	$50,558	$53,176
Provision for income taxes	$6,714	$6,413	$7,080	$7,660
Net income	$9,868	$9,835	$7,980	$13,449
Net income per share—basic	$0.30	$0.30	$0.24	$0.40
Net income per share—diluted	$0.29	$0.29	$0.23	$0.38

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

None.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2008 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Proxy Statement under the headings “Election of Directors,” “Board and Committees Meetings,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the information contained in the section captioned “Executive Officers of the Registrant” included under Part I, Item 1 of this Form 10-K.

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

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website at http://www.netgear.com within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under our compensation plans as of December 31, 2007.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	3,372,031	$19.65	843,740
Equity compensation plans not approved by security holder	200,001	$19.16	—

(1)	These plans include our 2000 Stock Option Plan, 2003 Stock Plan, 2006 Long Term Incentive Plan, and 2003 Employee Stock Purchase Plan.

The additional information required by this Item is incorporated by reference to the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information contained in the section captioned “Election of Directors” and “Related Party Transactions” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item related to audit fees and services is incorporated by reference to the information contained in the section captioned “Ratification of Appointment of Independent Directors” appearing in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial Statement Schedule.

The following financial statement schedule of NETGEAR, Inc. for the fiscal years ended December 31, 2007, 2006 and 2005 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of NETGEAR, Inc.

Schedule II—Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2007	1,727	966	(386)	2,307
Year ended December 31, 2006	1,295	648	(216)	1,727
Year ended December 31, 2005	1,509	(4)	(210)	1,295

Allowance for sales returns and product warranty:
Year ended December 31, 2007	29,428	62,982	(55,436)	36,974
Year ended December 31, 2006	17,830	61,558	(49,960)	29,428
Year ended December 31, 2005	17,173	37,533	(36,876)	17,830

Allowance for price protection:
Year ended December 31, 2007	3,194	5,297	(7,994)	497
Year ended December 31, 2006	1,456	9,517	(7,779)	3,194
Year ended December 31, 2005	4,649	11,828	(15,021)	1,456

(3) Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 29th day of February 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PATRICK C.S. LO Patrick C.S. Lo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ CHRISTINE M. GORJANC Christine M. Gorjanc	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ RALPH E. FAISON Ralph E. Faison	Director	February 29, 2008

/s/ A. TIMOTHY GODWIN A. Timothy Godwin	Director	February 29, 2008

/s/ JEF GRAHAM Jef Graham	Director	February 29, 2008

/s/ LINWOOD A. LACY, JR. Linwood A. Lacy, Jr.	Director	February 29, 2008

/s/ GEORGE G. C. PARKER George G. C. Parker	Director	February 29, 2008

Signature	Title	Date

/s/ GREGORY J. ROSSMANN Gregory J. Rossmann	Director	February 29, 2008

/s/ JULIE A. SHIMER Julie A. Shimer	Director	February 29, 2008

INDEX TO EXHIBITS

Exhibit Number	Description
3.3	Amended and Restated Certificate of Incorporation of the registrant(1)

3.5	Bylaws of the registrant(1)

4.1	Form of registrant’s common stock certificate(1)

10.1	Form of Indemnification Agreement for directors and officers(1)

10.2	2000 Stock Option Plan and forms of agreements thereunder(1)

10.3	2003 Stock Plan and forms of agreements thereunder(1)

10.4	2003 Employee Stock Purchase Plan(1)

10.5	Employment Agreement, dated December 3, 1999, between the registrant and Patrick C.S. Lo(1)

10.7	Employment Agreement, dated August 10, 2001, between the registrant and Jonathan R. Mather(1)

10.8	Employment Agreement, dated December 9, 1999, between the registrant and Mark G. Merrill(1)

10.9	Employment Agreement, dated November 4, 2002, between the registrant and Michael F. Falcon(1)

10.10	Employment Agreement, dated January 6, 2003, between the registrant and Charles T. Olson(1)

10.11	Employment Agreement, dated October 18, 2004, between the registrant and Albert Y. Liu(2)

10.12	Employment Agreement, dated November 16, 2005, between the registrant and Christine M. Gorjanc(3)

10.13	Standard Office Lease, dated December 3, 2001, between the registrant and Dell Associates II-A, and First Amendment to Standard Office Lease, dated March 21, 2002(1)

10.13.1	Second Amendment to Lease, dated June 30, 2004, between the registrant and Dell Associates II-A(4)

10.14*	Distributor Agreement, dated March 1, 1997, between the registrant and Tech Data Product Management, Inc.(1)

10.15*	Distributor Agreement, dated March 1, 1996, between the registrant and Ingram Micro Inc., as amended by Amendment dated October 1, 1996 and Amendment No. 2 dated July 15, 1998(1)

10.24*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL, Logistics Americas, Ltd.(1)

10.25*	Distribution Operation Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)(1)

10.26*	Distribution Operation Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited(1)

10.30	Employment Agreement, dated November 3, 2003, between the registrant and Michael Werdann(5)

10.31	Severance Agreement and Release, effective as of November 12, 2004, between the registrant and Christopher Marshall(6)

10.32	Settlement Agreement and Release for Zilberman v. NETGEAR, Civil Action CV021230, effective as of November 22, 2005(7)

10.33	2006 Long Term Incentive Plan and forms of agreements thereunder(8)

Exhibit Number	Description

10.34	Agreement and Plan of Merger, dated as of July 26, 2006, by and among NETGEAR, Inc., SKJM Holdings Corporation, SkipJam Corp., Michael Spilo, Jonathan Daub, Francis Refol, Dennis Aldover and Zhicheng Qiu(9)

10.35	Separation Agreement and Release, dated as of April 26, 2006, by and between NETGEAR, Inc. and Jonathan R. Mather(10)

10.36	Employment Agreement, dated September 5, 2006, between the registrant and Deborah A. Williams(11)

10.38	Relocation Agreement, dated September 5, 2006, between the registrant and Deborah A. Williams(12)

10.39	Employment Agreement, dated September 7, 2006, between the registrant and Thomas Holt(13)

10.40	Relocation Agreement, dated September 7, 2006, between the registrant and Thomas Holt(14)

10.41	Agreement and Plan of Merger, dated as of May 2, 2007, by and among NETGEAR, Inc., NAS Holdings Corporation, Infrant Technologies, Inc., certain Infrant shareholders thereof, and Paul Tien as the Holders Representative (the schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K**)(15)

10.42	NETGEAR, Inc. 2007 Employee Bonus Plan(16)

10.43	Separation Agreement and Release, dated as of August 29, 2007, by and between NETGEAR, Inc. and Deborah A. Williams(17)

10.44	Office Lease, dated as of September 25, 2007, by and between NETGEAR, Inc. and BRE/Plumeria, LLC(18)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(c) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(c) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted as to certain portions of this Exhibit.
**	Registrant hereby agrees to furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon its request.
(1)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003.
(2)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.
(3)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Current Report on Form 8-K filed on November 22, 2005 with the Securities and Exchange Commission.
(4)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.

(5)	Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed on March 5, 2004 with the Securities and Exchange Commission.
(6)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.
(7)	Incorporated by reference to Exhibit 10.33 of the Registrant’s Current Report on Form 8-K filed on November 25, 2005 with the Securities and Exchange Commission.
(8)	Incorporated by reference to the copy included in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 21, 2006 with the Securities and Exchange Commission.
(9)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2006 with the Securities and Exchange Commission.
(10)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on April 26, 2006 with the Securities and Exchange Commission.
(11)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.
(12)	Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.
(13)	Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.
(14)	Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.
(15)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 3, 2007 with the Securities and Exchange Commission.
(16)	Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on May 3, 2007 with the Securities and Exchange Commission.
(17)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 30, 2007 with the Securities and Exchange Commission.
(18)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 27, 2007 with the Securities and Exchange Commission.