Form 10-Q
period 2008-03-30
NETGEAR, INC
filed 2008-05-09
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer   ☒             Accelerated filer  ☐             Non-Accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 35,343,187 as of May 2, 2008.

EXHIBIT 10.1

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$179,706	$167,495
Short-term investments	21,087	37,848
Accounts receivable, net	155,843	157,765
Inventories	97,604	83,023
Deferred income taxes	13,222	13,091
Prepaid expenses and other current assets	22,391	20,367

Total current assets	489,853	479,589
Property and equipment, net	13,846	11,205
Intangibles, net	15,136	16,319
Goodwill	41,985	41,985
Other non-current assets	1,865	2,011

Total assets	$562,685	$551,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,548	$55,333
Accrued employee compensation	11,183	16,085
Other accrued liabilities	89,451	89,470
Deferred revenue	7,453	7,619
Income taxes payable	3,322	—

Total current liabilities	162,957	168,507
Deferred income tax liability	1,787	2,626
Non-current income taxes payable	9,577	8,272
Other non-current liabilities	1,325	181

Total liabilities	175,646	179,586
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	35	35
Additional paid-in capital	256,883	252,421
Cumulative other comprehensive income	86	101
Retained earnings	130,035	118,966

Total stockholders’ equity	387,039	371,523

Total liabilities and stockholders’ equity	$562,685	$551,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 30, 2008	April 1, 2007
Net revenue	$198,154	$173,572
Cost of revenue (1)	134,291	113,542

Gross profit	63,863	60,030

Operating expenses:
Research and development (1)	8,738	6,156
Sales and marketing (1)	33,028	27,826
General and administrative (1)	7,313	6,914
Litigation reserves, net	51	—

Total operating expenses	49,130	40,896

Income from operations	14,733	19,134
Interest income	1,512	2,371
Other income	2,843	272

Income before income taxes	19,088	21,777
Provision for income taxes	7,862	7,756

Net income	$11,226	$14,021

Net income per share:
Basic	$0.32	$0.41

Diluted	$0.31	$0.40

Weighted average shares outstanding used to compute net income per share:
Basic	35,316	34,308

Diluted	35,941	35,362

(1) Stock-based compensation expense was allocated as follows:
Cost of revenue	$222	$133
Research and development	801	469
Sales and marketing	847	622
General and administrative	928	623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net income	$11,226	$14,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,754	1,298
Accretion of purchase discounts on investments	(14)	(394)
Non-cash stock-based compensation	2,798	1,847
Income tax benefit associated with stock option exercises	147	3,427
Excess tax benefit from stock-based compensation	(133)	(2,651)
Deferred income taxes	(970)	671
Changes in assets and liabilities:
Accounts receivable	1,922	(3,700)
Inventories	(14,581)	9,564
Prepaid expenses and other assets	(1,878)	(772)
Accounts payable	(3,785)	(7,014)
Accrued employee compensation	(4,902)	(2,893)
Other accrued liabilities	1,135	1,784
Deferred revenue	(166)	(2,458)
Income taxes payable	4,627	462

Net cash provided by (used in) operating activities	(1,820)	13,192

Cash flows from investing activities:
Purchases of short-term investments	—	(24,118)
Proceeds from sale of short-term investments	16,750	23,600
Purchase of property and equipment	(4,212)	(1,608)

Net cash provided by (used in) investing activities	12,538	(2,126)

Cash flows from financing activities:
Purchase and retirement of treasury stock	(157)	—
Proceeds from exercise of stock options	784	3,505
Proceeds from issuance of common stock under employee stock purchase plan	733	627
Excess tax benefit from stock-based compensation	133	2,651

Net cash provided by financing activities	1,493	6,783

Net increase in cash and cash equivalents	12,211	17,849
Cash and cash equivalents, at beginning of period	167,495	87,736

Cash and cash equivalents, at end of period	$179,706	$105,585

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

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at December 31, 2007 has been derived from audited financial statements at such date. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s significant accounting policies have not materially changed during the three months ended March 30, 2008.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities recognized at fair value on a recurring basis. The new disclosures required by SFAS 157 are included in Note 11.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS 159”) which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 was effective in the first quarter of fiscal 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on the consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”(“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 161 on the consolidated financial statements.

3. Stock-based Compensation

The Company grants options and restricted stock units from the 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of March 30, 2008, 178,337 shares were reserved for future grants under these plans.

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

	Stock Options Three Months Ended
	March 30, 2008	April 1, 2007
Expected life (in years)	4.3	4.6
Risk-free interest rate	3.08%	4.67%
Expected volatility	49%	55%
Dividend yield	—	—

As of March 30, 2008, $27.6 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.42 years. Additionally, $5.6 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.45 years.

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

	Three Months Ended
	March 30, 2008	April 1, 2007
Balance as of beginning of the period	$27,557	$21,299
Provision for warranty liability made during the period	16,859	10,313
Settlements made during the period	(13,287)	(9,726)

Balance at end of period	$31,129	$21,886

5. Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $3.3 million for the three months ended March 30, 2008 and $3.0 million for the three months ended April 1, 2007.

6. Balance Sheet Components

Accounts receivable, net:

	March 30, 2008	December 31, 2007
	(In thousands)
Gross accounts receivable	$168,567	$169,986

Less: Allowance for doubtful accounts	(2,164)	(2,307)
Allowance for sales returns	(9,473)	(9,417)
Allowance for price protection	(1,087)	(497)

Total allowances	(12,724)	(12,221)

Accounts receivable, net	$155,843	$157,765

Inventories:

	March 30, 2008	December 31, 2007
	(In thousands)
Raw materials	$2,863	$496
Finished goods	94,741	82,527

Total	$97,604	$83,023

Other accrued liabilities:

	March 30, 2008	December 31, 2007
	(In thousands)
Sales and marketing programs	$37,353	$39,796
Warranty obligation	31,129	27,557
Freight	4,648	4,728
Other	16,321	17,389

Other accrued liabilities	$89,451	$89,470

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

Net income per share for the three months ended March 30, 2008 and April 1, 2007 are as follows (in thousands, except per share data):

	Three Months Ended
	March 30, 2008	April 1, 2007
Net income	$11,226	$14,021

Weighted average shares outstanding:	—	—
Basic	35,316	34,308
Dilutive potential common shares	625	1,054

Total diluted	35,941	35,362

Basic net income per share	$0.32	$0.41

Diluted net income per share	$0.31	$0.40

Weighted average stock options and unvested restricted stock awards to purchase 2,577,783 and 1,469,299 shares of the Company’s stock for the three months ended March 30, 2008 and April 1, 2007, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

8. Income taxes

The effective tax rate was 41.2% for the three months ended March 30, 2008. The effective tax rate was 35.6% for the three months ended April 1, 2007. The increase in the effective tax rate for the three months ended March 30, 2008 compared to the three months ended April 1, 2007 is primarily caused by increases in the mix of forecasted profits in jurisdictions with relatively higher tax rates for fiscal 2008 as compared to fiscal 2007. Additionally, provisions in the U.S. federal tax law allowing taxpayers to claim tax credits related to research and development activities expired on December 31, 2007. Accordingly, no benefit has been recorded in the three months ended March 30, 2008 for these credits.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of March 30, 2008, the liability for unrecognized tax benefits, net of federal impacts on state tax issues, is $9.6 million. No unrecognized tax benefit is expected to be paid within one year, nor can the Company make a reliable estimate when cash settlement with a taxing authority may occur.

For the three month period ended March 30, 2008, the increase in gross unrecognized tax benefits was $1.2 million and the increase in unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.1 million. The increase in accrued interest expense for the same period was $167,000.

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

During the three months ended March 30, 2008, there were no settlements or lapses of statutes of limitation.

9. Segment Information, Operations by Geographic Area and Significant Customers

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company operates in one business segment, which comprises the development, marketing and sale of networking products for the small business and home markets. The Company’s headquarters and a significant portion of its operations are located in North America. The Company also conducts sales, marketing, customer service activities and certain distribution center activities through several small sales offices in Europe, Middle-East and Africa (“EMEA”) and Asia as well as outsourced distribution centers.

For reporting purposes revenue is attributed to each geographic region based on the location of the customer. Net revenue by geographic region comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per Emerging Issues Task Force (“EITF”) Issue No. 01-9, sales returns and price protection.

Net revenue by geographic location is as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
United States	$79,203	$66,059
United Kingdom	38,379	46,254
EMEA (excluding U.K.)	59,766	46,298
Asia Pacific and rest of the world	20,806	14,961

	$198,154	$173,572

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	March 30, 2008	December 31, 2007
United States	$11,803	$9,459
EMEA	732	578
Asia Pacific and rest of the world	1,311	1,168

	$13,846	$11,205

Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended
	March 30, 2008	April 1, 2007
Ingram Micro, Inc.	15%	18%
Tech Data Corporation	11%	15%
All others individually less than 10% of net revenue	74%	67%

	100%	100%

10. Commitments and Contingencies

Litigation and Other Legal Matters

NETGEAR v. CSIRO

In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (“CSIRO”), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of the Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a and 802.11g wireless LAN standards infringe its patent. In July 2006, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc., which Buffalo is currently appealing. This action is in the discovery phase. The Company attended a court-mandated mediation in November 2007 but failed to resolve the litigation. The District Court has scheduled a June 26, 2008 claim construction hearing and an April 13, 2009 jury trial.

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

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Central District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company filed its answer in the first quarter of 2008. This action is in the discovery phase. The District Court has scheduled an August 15, 2008 claim construction hearing and an April 27, 2009 jury trial.

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent holding company existing under the laws of the State of South Carolina, in the U.S. District Court for the District of South Carolina. OptimumPath alleges that the Company infringes U.S. Patent No. 7,035,281. OptimumPath has accused the Company’s wireless networking products of infringement. OptimumPath has also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008.

Network-1 Security Solutions, Inc. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Network-1 Security Solutions, Inc. (“Network-1”), a patent holding company existing under the laws of the State of Delaware, in the U.S. District Court for the Eastern District of Texas. Network-1 alleges that the Company infringes U.S. Patent No. 6,218,930. Network-1 has accused the Company’s power over Ethernet products of infringement. Network-1 has also sued six other companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008.

Fenner Investments Ltd. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Fenner Investments, Ltd. (“Fenner”), a patent holding company existing under the laws of the State of Texas, in the U.S. District Court for the Eastern District of Texas. Fenner alleges that the Company infringes U.S. Patent No. 7,145,906 entitled “Packet Switching Node”. Fenner has also sued six other companies alleging similar claims of patent infringement. The Company is in the process of assessing the claims asserted by Fenner.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court for the Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 and 7,193,562 in the course of deploying Wi-Fi antenna array technology in its products. The Company is in the process of assessing the claims asserted by Ruckus.

XE103 Powerline Ethernet Adapter – Voluntary Recall

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

The total cost of the recall has been estimated at approximately $757,000. The Company is contractually entitled to recover these costs by its supplier and believes it will recover all amounts owed from its supplier. Therefore, the full amount of the costs associated with the recall is recorded as a receivable in the asset section of the Company’s balance sheet as of March 30, 2008.

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

In December 2005, the Company received a request for indemnification from Charter Communications, Inc. (“Charter”), a direct customer, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Hybrid Patents, Inc. (“Hybrid”), a patent holding company. Hybrid alleges that Charter infringes U.S. Patent Nos. 5,586,121, 5,818,845, 6,104,727 and Re. 35,774. Hybrid alleges that products implementing the Data Over Cable Service Interface Specification (“DOCSIS”) standard, which are supplied to Charter by, among others, the Company, infringes these patents. In the third quarter of 2006, the Company together with a number of other equipment suppliers to Charter assumed the defense of the litigation. In the second quarter of 2007, a jury found that the Hybrid patents were not infringed by Charter. Hybrid has filed similar lawsuits in the same jurisdiction against Comcast Corporation, Comcast of Dallas, LP, Time Warner Cable, Inc. and Cox Communications, Inc., all of whom are also customers of the Company. In May 2008, the Company, together with several co-defendants, agreed to settle the litigation as part of a group settlement with Hybrid. Without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to make a one-time payment of $450,000 for its portion of the settlement, in exchange for a fully paid perpetual license to all Hybrid patents, including those asserted in the lawsuit. Based on the historical and estimated projected future unit sales of the Company’s products that are alleged to infringe the asserted patents, the Company allocated $109,000 of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense in the three months ended March 30, 2008. Additionally, the Company will allocate $341,000 of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold.

In June 2006, the Company received a request for indemnification from Charter and Charter Communications Operating, LLC, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Rembrandt Technologies, L.P. (“Rembrandt”), a patent holding company. Rembrandt alleges that Charter infringes U.S. Patent Nos. 5,243,627, 5,852,631, 5,719,858 and 4,937,819. Rembrandt alleges that products implementing the DOCSIS standard, which are supplied to Charter by, among others, the Company, infringe these patents. Rembrandt has also filed a similar lawsuit in the same jurisdiction against Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP. In November 2007, the Company along with Motorola, Inc., Cisco Systems, Inc., Scientific-Atlanta, Inc., ARRIS Group, Inc., Thomson, Inc. and Ambit Microsystems, Inc. filed a complaint for declaratory judgment in the U.S. District Court for the District of Delaware against Rembrandt, seeking a declaration that Rembrandt’s alleged patents are either invalid or not infringed. The action is currently in the discovery phase.

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

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and small business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company adopted FASB Staff Position (“FSP”) SFAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for the three months ended March 30, 2008 and the three months ended April 1, 2007. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

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

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At March 30, 2008, the Company had $95.9 million in non-cancelable purchase commitments with suppliers. The Company expects to sell all products for which it has committed purchases from suppliers.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 30, 2008.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 30, 2008.

11. Fair Value of Financial Instruments

The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Although there was no impact for adoption of SFAS 157 to the consolidated financial statements, the Company is now required to provide additional disclosures as part of its financial statements. In accordance with FSP 157-2, the Company deferred adoption of SFAS 157 as it relates to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the valuation of the Company’s short-term investments by the above SFAS 157 categories as of March 30, 2008:

	As of March 30, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities	$21,087	$21,087	$—	$—

The Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices in active markets.

The carrying value of other financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities.

The Company monitors its investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. Any impairment loss deemed to be other than temporary is reported under “Other income (expense)” in the consolidated statement of operations.

I tem 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II - Item 1A - Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and our subsidiaries.

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

Our net revenue grew 14.2% from the three months ended April 1, 2007 to the three months ended March 30, 2008. The increase in net revenue was primarily attributable to increased shipments in cable gateway products sold to new and existing service provider customers, as well as sales of our ReadyNAS products, which were acquired in connection with our acquisition of Infrant Technologies, Inc. (“Infrant”) in May 2007. We have also experienced growth in wireless-N router sales.

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

Our gross margin decreased to 32.2% for the three months ended March 30, 2008, from 34.6% for the three months ended April 1, 2007. The decrease in gross margin percentage was primarily attributable to increased sales of products carrying lower gross margins to service providers and retailers. The decrease was also attributable to higher warranty costs associated with end-user warranty returns and amortization expense related to certain intangible assets acquired in connection with the Infrant acquisition. Operating expenses for the three months ended March 30, 2008 were $49.1 million, or 24.8% of net revenue, compared to $40.9 million, or 23.6% of net revenue, for the three months ended April 1, 2007. This increase was primarily attributable to a $4.1 million increase in salary and other employee related expenses. We increased our employee count slightly faster than our revenue growth.

Net income decreased $2.8 million, or 19.9%, to $11.2 million for the three months ended March 30, 2008, from $14.0 million for the three months ended April 1, 2007. This decrease was primarily attributable to an increase in operating expenses of $8.2 million, a decrease in interest income of $859,000 and an increase in the provision for income taxes of $106,000. These decreases were offset by an increase in gross profit of $3.9 million and an increase in other income of $2.5 million.

Results of Operations

The following table sets forth the consolidated statements of operations and the percentage change for the three months ended March 30, 2008, with the comparable reporting period in the preceding year.

	Three Months Ended
	March 30, 2008	Percentage Change	April 1, 2007
	(In thousands, except percentage data)
Net revenue	$198,154	14.2%	$173,572
Cost of revenue	134,291	18.3	113,542

Gross profit	63,863	6.4	60,030

Operating expenses:
Research and development	8,738	41.9	6,156
Sales and marketing	33,028	18.7	27,826
General and administrative	7,313	5.8	6,914
Litigation reserves, net	51	**	—

Total operating expenses	49,130	20.1	40,896

Income from operations	14,733	(23.0)	19,134
Interest income	1,512	(36.2)	2,371
Other income	2,843	945.2	272

Income before income taxes	19,088	(12.3)	21,777
Provision for income taxes	7,862	1.4	7,756

Net income	$11,226	-19.9%	$14,021

**	Percentage change not meaningful as prior year basis is zero or a negative amount.

The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	March 30, 2008	April 1, 2007
Net revenue	100%	100%

Cost of revenue	67.8	65.4

Gross margin	32.2	34.6

Operating expenses:
Research and development	4.4	3.6
Sales and marketing	16.7	16.0
General and administrative	3.7	4.0
Litigation reserves, net	0.0	0.0

Total operating expenses	24.8	23.6

Income from operations	7.4	11.0
Interest income	0.8	1.4
Other income	1.4	0.1

Income before income taxes	9.6	12.5
Provision for income taxes	3.9	4.4

Net income	5.7%	8.1%

Three Months Ended March 30, 2008 Compared to Three Months Ended April 1, 2007

Net Revenue

	Three Months Ended
	March 30, 2008	Percentage Change	April 1, 2007
	(In thousands, except percentage data)
Net revenue	$198,154	14.2%	$173,572

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9 and net changes in deferred revenue.

Net revenue increased $24.6 million, or 14.2%, to $198.2 million for the three months ended March 30, 2008, from $173.6 million for the three months ended April 1, 2007. The increase in revenue was attributable to higher sales in several of our product categories. These include cable gateway products sold to new and existing service provider customers, ReadyNAS products, which were acquired in connection with our acquisition of Infrant in May 2007, and home wireless products.

In the three months ended March 30, 2008, net revenue generated within North America, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific was 40.0%, 49.5% and 10.5%, respectively, of our total net revenue. The comparable net revenue for the three months ended April 1, 2007 was 38.1%, 53.3% and 8.6%, respectively, of our total net revenue. The increase in net revenue over the prior year comparable quarter for each region was 19.9%, 6.0% and 39.1%.

Cost of Revenue and Gross Margin

	Three Months Ended
	March 30, 2008	Percentage Change	April 1, 2007
	(In thousands, except percentage data)
Cost of revenue	$134,291	18.3%	$113,542
Gross margin percentage	32.2%		34.6%

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

Cost of revenue increased $20.8 million, or 18.3%, to $134.3 million for the three months ended March 30, 2008, from $113.5 million for the three months ended April 1, 2007. In addition, our gross margin decreased to 32.2% for the three months ended March 30, 2008, from 34.6% for the three months ended April 1, 2007, primarily attributable to increased sales of products carrying lower gross margins to service providers and retailers. Additionally, we amortized $1.1 million in intangibles in the three months ended March 30, 2008 related to our acquisition of Infrant in May 2007, which resulted in lower gross margins, and we incurred higher warranty costs associated with end-user warranty returns.

Operating Expenses

Research and Development

	Three Months Ended
	March 30, 2008	Percentage Change	April 1, 2007
	(In thousands, except percentage data)
Research and development expense	$8,738	41.9%	$6,156
Percentage of net revenue	4.4%		3.6%

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

Research and development expenses increased $2.5 million, or 41.9%, to $8.7 million for the three months ended March 30, 2008, from $6.2 million for the three months ended April 1, 2007. The increase was primarily attributable to increased salary, related payroll and other employee expenses of $1.2 million resulting from research and development related headcount growth. Included in the $1.2 million was $917,000 of incremental headcount expenses related to the acquisition of Infrant. Employee headcount increased by 75% to 121 employees as of March 30, 2008 as compared to 69 employees as of April 1, 2007, partially due to 28 employees obtained from the acquisition of Infrant. Non-recurring engineering costs increased $675,000 primarily attributable to incremental product development projects. Additionally, stock-based compensation expense increased $332,000 to $801,000 for the three months ended March 30, 2008, from $469,000 for the three months ended April 1, 2007.

Sales and Marketing

	Three Months Ended
	March 30, 2008	Percentage Change	April 1, 2007
	(In thousands, except percentage data)
Sales and marketing expense	$33,028	18.7%	$27,826
Percentage of net revenue	16.7%		16.0%

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses. We believe that maintaining and building brand awareness is key to both net revenue growth and maintaining our gross margin. We also believe that maintaining widely available and high quality technical support is key to building and maintaining brand awareness. Accordingly, we expect sales and marketing expenses to increase in absolute dollars in the future, related to the expected growth of our business.

Sales and marketing expenses increased $5.2 million, or 18.7%, to $33.0 million for the three months ended March 30, 2008, from $27.8 million for the three months ended April 1, 2007. Of this increase, $2.5 million was attributable to increased salary, related payroll and other employee expenses as a result of sales and marketing related headcount growth. Employee headcount increased by 32% to 292 employees as of March 30, 2008 as compared to 221 employees as of April 1, 2007. More specifically, 62 of the 71 incremental employees related to expansion in EMEA and Asia Pacific. Information technology (“IT”) infrastructure costs allocated to sales and marketing increased $207,000 as a result of additional investments in software and systems in 2008. We have continued to expand our geographic market presence with investments in sales resources, and incurred a $1.1 million increase in advertising, travel, and promotion expenses related to expanded marketing activities. Furthermore, outbound freight increased $299,000, reflecting our higher sales volume. Additionally, stock-based compensation expense increased $225,000 to $847,000 for the three months ended March 30, 2008, from $622,000 for the three months ended April 1, 2007.

General and Administrative

	Three Months Ended
	March 30, 2008	Percentage Change	April 1, 2007
	(In thousands, except percentage data)
General and administrative expense	$7,313	5.8%	$6,914
Percentage of net revenue	3.7%		4.0%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for doubtful accounts and other corporate expenses. We expect a modest increase in general and administrative costs in absolute dollars related to the growth of the business.

General and administrative expenses increased $399,000, or 5.8%, to $7.3 million for the three months ended March 30, 2008, from $6.9 million for the three months ended April 1, 2007. The increase was primarily attributable to increased salary, related payroll and other employee expenses of $443,000 due to an increase in general and administrative related headcount and increases in compensation for existing employees. Employee headcount increased by 29% to 84 employees as of March 30, 2008 as compared to 65 employees as of April 1, 2007. Additionally, stock-based compensation expense increased $305,000 to $928,000 for the three months ended March 30, 2008, from $623,000 for the three months ended April 1, 2007. Partially offsetting these increases were higher IT and facilities allocations to the other functional expense categories, due to the relatively higher headcount growth in sales and marketing as well as research and development.

Litigation Reserves

During the three months ended March 30, 2008, we recorded net litigation reserves expense of $51,000, comprised of an expense of $109,000 for costs related to the settlement of the lawsuit filed by Hybrid, as well as a reduction in previously accrued legal costs of $58,000. For a detailed discussion of our litigation matters, please see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Interest income	$1,512	$2,371
Other income	2,843	272

Total interest income and other income	$4,355	$2,643

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income primarily represents net gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

Interest income decreased $859,000, or 36.2%, to $1.5 million for the three months ended March 30, 2008, from $2.4 million for the three months ended April 1, 2007. The decrease in interest income was primarily attributable to a decrease in the average interest rate earned in the three months ended March 30, 2008 as compared to the three months ended April 1, 2007.

Other income increased $2.5 million, or 945.2%, to $2.8 million for the three months ended March 30, 2008, from $272,000 for the three months ended April 1, 2007. The increase in other income was primarily attributable to foreign exchange gains experienced due to the continued weakening of the U.S. dollar against the euro in the three months ended March 30, 2008. The increase in other income is also attributable to the continued weakening of the U.S. dollar against the Japanese yen, British pound, and Australian dollar in the three months ended March 30, 2008.

Provision for Income Taxes

The provision for income taxes increased $106,000, or 1.4%, to $7.9 million for the three months ended March 30, 2008, from $7.8 million for the three months ended April 1, 2007. The effective tax rate was approximately 41.2% for the three months ended March 30, 2008 and approximately 35.6% for the three months ended April 1, 2007. The increase in the effective tax rate for the three months ended March 30, 2008 compared to the three months ended April 1, 2007 is primarily caused by increases in the mix of forecasted profits in jurisdictions with relatively higher tax rates for fiscal 2008 as compared to fiscal 2007. Additionally, provisions in the U.S. federal tax law allowing taxpayers to claim tax credits related to research and development activities expired on December 31, 2007. Accordingly, no benefit has been recorded in the three months ended March 30, 2008 for these credits.

Net Income

Net income decreased $2.8 million, or 19.9%, to $11.2 million for the three months ended March 30, 2008, from $14.0 million for the three months ended April 1, 2007. This decrease was primarily attributable to an increase in operating expenses of $8.2 million, a decrease in interest income of $859,000 and an increase in the provision for income taxes of $106,000. These decreases were offset by an increase in gross profit of $3.9 million and an increase in other income of $2.5 million.

Liquidity and Capital Resources

As of March 30, 2008, we had cash, cash equivalents and short-term investments totaling $200.8 million. Short-term investments accounted for $21.1 million of this balance.

Our cash and cash equivalents balance increased from $167.5 million as of December 31, 2007 to $179.7 million as of March 30, 2008. Operating activities during the three months ended March 30, 2008 used cash of $1.8 million. Investing activities during the three months ended March 30, 2008 provided $12.5 million, primarily from the net proceeds from the sale of short-term investments, offset by purchases of property and equipment amounting to $4.2 million. During the three months ended March 30, 2008, financing activities provided $1.5 million, resulting from the issuance of common stock related to stock option exercises and our employee stock purchase program, as well as the excess tax benefit from exercise of stock options.

Our days sales outstanding decreased from 73 days as of December 31, 2007 to 71 days as of March 30, 2008.

Our accounts payable decreased from $55.3 million at December 31, 2007 to $51.5 million at March 30, 2008. The decrease of $3.8 million is primarily attributable to relative timing of payments.

Inventory increased by $14.6 million from $83.0 million at December 31, 2007 to $97.6 million at March 30, 2008. In the three months ended March 30, 2008 we experienced annual ending inventory turns of approximately 5.5, down from approximately 6.5 in the three months ended December 31, 2007, primarily attributable to our increase in inventory levels in preparation for selling our products in a new major mass retailer.

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At March 30, 2008, we had approximately $95.9 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of March 30, 2008 (in thousands):

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	Total
Operating leases	$4,867	$10,070	$8,977	$16,450	$40,364
Purchase obligations	95,859	—	—	—	95,859

	$100,726	$10,070	$8,977	$16,450	$136,223

As of March 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of March 30, 2008, the liability for uncertain tax positions, net of federal effect on tax issues, is $9.6 million. The timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. Our critical accounting policies have not materially changed during the three months ended March 30, 2008.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. In the second quarter of 2005 we began to invoice some of our international customers in foreign currencies including but not limited to, the euro, British pound, Japanese yen and the Australian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies. As of March 30, 2008, we had net receivables in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $3.7 million to net income at March 30, 2008. For the three months ended March 30, 2008, 29.9% of total net revenue was earned in currency other than U.S. dollars.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in this risk factors section of this report and others such as:

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

We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs, a preferred method, and suffering a corresponding decline in gross margins.

We are currently involved in various litigation matters and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These include third parties who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see “Legal Proceedings,” contained in Part I, Item 1, Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements, which information is incorporated into this Item 1A by reference. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, especially in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. The labor unions for the ports in the west coast of the U.S. are now engaging in contract negotiation with the port operators. If the negotiation does not go smoothly and results in strikes in 2008, it will severely impact our business. Since September 11, 2001, the rate of inspection of international freight by governmental entities has substantially increased, and has become increasingly unpredictable. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue. In addition, if the increases in fuel prices were to continue, our transportation costs would likely further increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using air freight to meet unexpected spikes in demand or to bring new product introductions to market quickly. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

We rely on a limited number of wholesale distributors for most of our sales, and if they refuse to pay our requested prices or reduce their level of purchases, our net revenue could decline.

We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal quarter ended March 30, 2008, sales to Ingram Micro and its affiliates accounted for 15% of our net revenue and sales to Tech Data and its affiliates accounted for 11% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

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

As part of undertaking an acquisition, we may also significantly revise our capital structure or operational budget, such as issuing common stock that would dilute the ownership percentage of our stockholders, assuming liabilities or debt, utilizing a substantial portion of our cash resources to pay for the acquisition or significantly increasing operating expenses. Our acquisitions have resulted and may in the future result, in in-process research and development expenses being charged in an individual quarter, which results in variability in our quarterly earnings. In addition, our effective tax rate in any particular quarter may also be impacted by acquisitions.

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

From time to time, we are audited by various federal, state and foreign authorities regarding tax matters. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposure, we maintain a liability for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). However, if these accrued liabilities and/or reserves are insufficient upon completion of any audit process, there could be an adverse impact on our financial position and results of operations.

We depend on a limited number of third party manufacturers for substantially all of our manufacturing needs. If these third party manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may suffer.

All of our products are manufactured, assembled, tested and generally packaged by a limited number of original design manufacturers (“ODMs”), contract manufacturers (“CMs”) and original equipment manufacturers (“OEMs”). We rely on our manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third party manufacturers. Some of these third party manufacturers produce products for our competitors. The loss of the services of any of our primary third party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming.

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

•	difficulties and costs of staffing and managing foreign operations; and

•	changes of local tax laws.

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

We plan to move into a new corporate headquarters facility in the third quarter of 2008. If we do not successfully execute the office move, we may experience disruptions to our business. In addition, if we cannot find a sub lessee for the remaining lease term of our current facility, then we will be forced to take a charge related to such excess space.

In September 2007 we entered into a lease for a new corporate headquarters facility that occupies approximately 142,700 square feet in San Jose, California, under a lease that commences in April 2008 and expires in March 2018. We are currently scheduled to move into the new facility in the third quarter of 2008. We face a number of challenges associated with the move, including ensuring accounting, engineering, IT, order processing and phone systems are fully operational, and minimizing any employee downtime. If we do not successfully execute our planned facilities move, then we may experience business interruptions which could have a detrimental effect on our operating results in the third quarter of 2008.

In addition, the existing lease on our current Santa Clara headquarters facility does not expire until the end of 2010. We intend to sublease our existing facility during the remaining term of the lease. If we are unsuccessful in finding a sub lessee, then we will have to take a charge associated with such excess space.

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

Item 6.	Exhibits

Exhibit Number	Description

10.1	Lease Amendment

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant

/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2008

Exhibit Index

Exhibit Number	Description

10.1	Lease Amendment

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer