Form 10-Q
period 2008-06-29
NETGEAR, INC
filed 2008-08-08
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 29, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number: 000-50350

NETGEAR, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0419172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

350 East Plumeria Drive, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 35,423,686 as of August 1, 2008.

EXHIBIT 10.1

EXHIBIT 10.2

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 29, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$167,053	$167,495
Short-term investments	19,775	37,848
Accounts receivable, net	159,039	157,765
Inventories	106,387	83,023
Deferred income taxes	14,784	13,091
Prepaid expenses and other current assets	24,727	20,367

Total current assets	491,765	479,589
Property and equipment, net	19,573	11,205
Intangibles, net	13,953	16,319
Goodwill	41,985	41,985
Other non-current assets	2,053	2,011

Total assets	$569,329	$551,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,359	$55,333
Accrued employee compensation	12,205	16,085
Other accrued liabilities	87,510	89,470
Deferred revenue	4,339	7,619
Income taxes payable	96	—

Total current liabilities	150,509	168,507
Deferred income tax liability	1,463	2,626
Non-current income taxes payable	11,195	8,272
Other non-current liabilities	5,264	181

Total liabilities	168,431	179,586
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	35	35
Additional paid-in capital	259,760	252,421
Cumulative other comprehensive income	30	101
Retained earnings	141,073	118,966

Total stockholders’ equity	400,898	371,523

Total liabilities and stockholders’ equity	$569,329	$551,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net revenue	$204,464	$164,275	$402,618	$337,847
Cost of revenue (1)	138,055	108,321	272,346	221,863

Gross profit	66,409	55,954	130,272	115,984

Operating expenses:
Research and development (1)	8,584	6,909	17,322	13,065
Sales and marketing (1)	31,192	28,421	64,220	56,247
General and administrative (1)	7,877	6,948	15,190	13,862
In-process research and development	—	4,100	—	4,100
Litigation reserves, net	—	—	51	—

Total operating expenses	47,653	46,378	96,783	87,274

Income from operations	18,756	9,576	33,489	28,710
Interest income	1,040	2,193	2,552	4,564
Other income (expense), net	(14)	1,148	2,829	1,420

Income before income taxes	19,782	12,917	38,870	34,694
Provision for income taxes	8,718	6,784	16,580	14,540

Net income	$11,064	$6,133	$22,290	$20,154

Net income per share:
Basic	$0.31	$0.18	$0.63	$0.58

Diluted	$0.31	$0.17	$0.62	$0.57

Weighted average shares outstanding used to compute net income per share:
Basic	35,354	34,685	35,335	34,496

Diluted	35,792	35,827	35,881	35,609

(1) Stock-based compensation expense was allocated as follows:
Cost of revenue	$219	$155	$441	$288
Research and development	863	529	1,664	998
Sales and marketing	881	916	1,728	1,538
General and administrative	978	744	1,906	1,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net income	$22,290	$20,154
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,476	7,479
Accretion of purchase discounts on investments	(11)	(727)
Non-cash stock-based compensation	5,739	4,191
Income tax benefit associated with stock option exercises	24	6,565
Excess tax benefit from stock-based compensation	(137)	(5,594)
Deferred income taxes	(2,858)	95
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,274)	(14,993)
Inventories	(23,364)	(4,178)
Prepaid expenses and other assets	(4,402)	(4,727)
Accounts payable	(8,974)	(6,340)
Accrued employee compensation	(3,880)	1,045
Other accrued liabilities	3,168	3,361
Deferred revenue	(3,280)	505
Income taxes payable	3,019	(1,360)

Net cash provided by (used in) operating activities	(8,464)	5,476

Cash flows from investing activities:
Purchases of short-term investments	(10,133)	(60,144)
Proceeds from sale of short-term investments	28,100	63,300
Purchase of property and equipment	(11,475)	(3,981)
Payments made in connection with business acquisition, net of cash acquired	—	(57,442)

Net cash provided by (used in) investing activities	6,492	(58,267)

Cash flows from financing activities:
Purchase and retirement of treasury stock	(183)	(38)
Proceeds from exercise of stock options	843	7,364
Proceeds from issuance of common stock under employee stock purchase plan	733	627
Excess tax benefit from stock-based compensation	137	5,594

Net cash provided by financing activities	1,530	13,547

Net decrease in cash and cash equivalents	(442)	(39,244)
Cash and cash equivalents, at beginning of period	167,495	87,736

Cash and cash equivalents, at end of period	$167,053	$48,492

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six months ended June 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s significant accounting policies have not materially changed during the six months ended June 29, 2008.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities recognized at fair value on a recurring basis. Additional disclosures required by SFAS 157 are included in Note 11.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that FSP 142-3 will have on the consolidated financial statements.

3. Stock-based Compensation

The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of June 29, 2008, 2,542,970 shares were reserved for future grants under these plans.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date.

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

	Stock Options		Stock Options
	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Expected life (in years)	4.3	4.5	4.3	4.5
Risk-free interest rate	3.04%	4.58%	3.07%	4.61%
Expected volatility	50%	54%	49%	54%
Dividend yield	—	—	—	—

As of June 29, 2008, $26.3 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.32 years. Additionally, $5.8 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.24 years.

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

	Six Months Ended
	June 29, 2008	July 1, 2007
Balance as of beginning of the period	$27,557	$21,299
Provision for warranty liability made during the period	33,090	18,788
Warranty obligation assumed in acquisition	—	432
Settlements made during the period	(24,573)	(18,818)

Balance at end of period	$36,074	$21,701

5. Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $3.3 million for the three months ended June 29, 2008, $2.7 million for the three months ended July 1, 2007, $6.6 million for the six months ended June 29, 2008, and $5.8 million for the six months ended July 1, 2007.

6. Balance Sheet Components

Accounts receivable, net:

	June 29, 2008	December 31, 2007
	(In thousands)
Gross accounts receivable	$173,740	$169,986
Less: Allowance for doubtful accounts	(2,036)	(2,307)
Allowance for sales returns	(8,548)	(9,417)
Allowance for price protection	(4,117)	(497)

Total allowances	(14,701)	(12,221)

Accounts receivable, net	$159,039	$157,765

Inventories:

	June 29, 2008	December 31, 2007
	(In thousands)
Raw materials	$616	$496
Finished goods	105,771	82,527

Total	$106,387	$83,023

Property and equipment, net:

	June 29, 2008	December 31, 2007
	(In thousands)
Computer equipment	$5,822	$7,798
Furniture, fixtures and leasehold improvements	3,067	2,699
Software	9,318	10,237
Machinery	7,271	7,075
Construction in progress	12,780	3,305

	38,258	31,114
Less: accumulated depreciation and amortization	(18,685)	(19,909)

Property and equipment, net	$19,573	$11,205

The increase in property and equipment, net during the six months ended June 29 2008 compared to December 31, 2007 is primarily due to purchases of approximately $4.7 million related to our move to a new headquarters facility in San Jose, California and approximately $4.6 million related to our new enterprise resource planning software, offset by depreciation taken during the six months ended June 29, 2008.

Other accrued liabilities:

	June 29, 2008	December 31, 2007
	(In thousands)
Sales and marketing programs	$30,828	$39,796
Warranty obligation	36,074	27,557
Freight	3,209	4,728
Other	17,399	17,389

Other accured liablities	$87,510	$89,470

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

Net income per share for the three and six months ended June 29, 2008 and July 1, 2007 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income	$11,064	$6,133	$22,290	$20,154

Weighted average shares outstanding:
Basic	35,354	34,685	35,335	34,496
Dilutive potential common shares	438	1,142	546	1,113

Total diluted	35,792	35,827	35,881	35,609

Basic net income per share	$0.31	$0.18	$0.63	$0.58

Diluted net income per share	$0.31	$0.17	$0.62	$0.57

Weighted average stock options and unvested restricted stock awards to purchase 3,104,757 and 2,822,180 shares of the Company’s stock for the three and six months ended June 29, 2008, respectively, and 816,564 and 1,019,785 shares for the three and six months ended July 1, 2007, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

8. Income Taxes

The effective tax rate was 44.1% and 42.7% for the three and six months ended June 29, 2008, respectively. The effective tax rate was 52.5% and 41.9% for the three and six months ended July 1, 2007, respectively. The decrease in the effective tax rate for the three and six months ended June 29, 2008 compared to the same periods ended July 1, 2007 is primarily caused by non-deductible in-process research and development expense from the acquisition of Infrant Technologies, Inc. (“Infrant”) in the second quarter of 2007 that is non-recurring in 2008. The decrease in the tax rate from the non-recurring expense is partially offset by increases in the mix of forecasted profits in jurisdictions with relatively higher tax rates for fiscal 2008 as compared to fiscal 2007. Additionally, provisions in the U.S. federal tax law allowing taxpayers to claim credits related to research and development activities expired on December 31, 2007. Accordingly, no benefit has been recorded in the three months and six months ended June 29, 2008 for these credits.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of June 29, 2008, the liability for unrecognized tax benefits, net of federal impacts on state tax issues, is $11.2 million. No unrecognized tax benefit is expected to be paid within one year, nor can the Company make a reliable estimate when cash settlement with a taxing authority may occur.

For the three and six month periods ended June 29, 2008, the increase in gross unrecognized tax benefits was $1.4 million and $2.6 million, respectively. The increase in unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.3 million and $2.5 million, respectively. The increase in accrued interest expense for the same periods was $271,000 and $438,000, respectively.

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

During the three and six months ended June 29, 2008, there were no settlements or lapses of statutes of limitation.

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

Net revenue by geographic location is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
United States	$75,900	$61,787	$155,103	$127,846
United Kingdom	35,623	50,084	74,002	96,338
EMEA (excluding U.K.)	61,959	35,071	121,725	81,369
Asia Pacific and rest of the world	30,982	17,333	51,788	32,294

	$204,464	$164,275	$402,618	$337,847

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	June 29, 2008	December 31, 2007
United States	$17,416	$9,459
EMEA	1,002	578
Asia Pacific and rest of the world	1,155	1,168

	$19,573	$11,205

Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Ingram Micro, Inc.	13%	18%	14%	18%
Tech Data Corporation	11%	13%	11%	14%
All others individually less than 10% of net revenue	76%	69%	75%	68%

	100%	100%	100%	100%

10. Commitments and Contingencies

Litigation and Other Legal Matters

NETGEAR v. CSIRO

In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (“CSIRO”), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of the Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a and 802.11g wireless LAN standards infringe its patent. In July 2006, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit

denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc., which Buffalo is currently appealing. This action is in the discovery phase. The Company attended a court-mandated mediation in November 2007 but failed to resolve the litigation. The District Court held a June 26, 2008 claim construction hearing but has not yet issued its ruling. The District Court has scheduled an April 13, 2009 jury trial.

Linex Technologies v. NETGEAR

In June 2007, a lawsuit was filed against the Company by Linex Technologies, Inc. (“Linex”), a patent holding company organized under the laws of Delaware, in the U.S. District Court, Eastern District of Texas. Linex alleges that the Company infringes U.S. Patent No. 6,757,322. Linex has accused certain of the Company’s wireless networking products incorporating multiple input/multiple output (MIMO) technology of infringement. Linex has also sued 14 other technology companies alleging similar claims of patent infringement. The Company filed its answer in the third quarter of 2007. This action is in the discovery phase. The parties have scheduled a court-mandated mediation to take place on August 26, 2008. The District Court has scheduled a January 15, 2009 claim construction hearing.

Wi-Lan Inc. v. NETGEAR

In October 2007, a lawsuit was filed against the Company by Wi-Lan Inc. (“Wi-Lan”), a patent holding company existing under the laws of Canada, in the U.S. District Court, Eastern District of Texas. Wi-Lan alleges that the Company infringes U.S. Patent Nos. 5,282,222, RE37,802 and 5,956,323. Wi-Lan has accused the Company’s wireless networking products compliant with the IEEE 802.11 standards and ADSL products compliant with the ITU G.992 standards of infringement. Wi-Lan has also sued 21 other technology companies alleging similar claims of patent infringement. The Company filed its answer in the first quarter of 2008. This action is now entering the discovery phase.

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Western District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company filed its answer in the first quarter of 2008. This action is in the discovery phase. The District Court has scheduled an August 15, 2008 claim construction hearing and an April 27, 2009 jury trial.

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

Network-1 Security Solutions, Inc. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Network-1 Security Solutions, Inc. (“Network-1”), a patent holding company existing under the laws of the State of Delaware, in the U.S. District Court for the Eastern District of Texas. Network-1 alleges that the Company infringes U.S. Patent No. 6,218,930. Network-1 has accused the Company’s power over Ethernet products of infringement. Network-1 has also sued six other companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. The District Court has scheduled a December 3, 2009 claim construction hearing and a July 6, 2010 jury trial.

Fenner Investments Ltd. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Fenner Investments, Ltd. (“Fenner”), a patent holding company existing under the laws of the State of Texas, in the U.S. District Court for the Eastern District of Texas. Fenner alleges that the Company infringes U.S. Patent No. 7,145,906 entitled “Packet Switching Node” and U.S. Patent No. 5,842,224 entitled “Method and

Apparatus for Source Filtering Data Packets Between Networks of Differing Media”. Fenner has also sued six other companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. The District Court has scheduled a February 19, 2009 claim construction hearing and an October 13, 2009 jury trial.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court for the Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 and 7,193,562 in the course of deploying Wi-Fi antenna array technology in its products. The Company filed its answer in the third quarter of 2008.

Rates Technology Inc. v. NETGEAR

In June 2008, a lawsuit was filed against the Company by Rates Technology Inc. (“Rates”), a company existing under the laws of the State of Delaware, in the U.S. District Court for the Southern District of New York. Rates alleges that the Company infringes U.S. Patent Nos. 5,425,085 and 5,519,769 by selling products for use in or as a part of VoIP internet telephone systems. The Company is in the process of assessing the claims asserted by Rates.

EZ4Media, Inc. v. NETGEAR

In June 2008, a lawsuit was filed against the Company by EZ4Media, Inc. (“EZ4Media”) in the U.S. District Court for the Northern District of Illinois. EZ4Media alleges that the Company’s digital media receivers infringe U.S. Patent Nos. 7,142,934, 7,142,935, 7,167,765 and 7,130,616. EZ4Media has also sued eight other companies alleging similar claims of patent infringement. The Company is in the process of assessing the claims asserted by EZ4Media.

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

In December 2005, the Company received a request for indemnification from Charter Communications, Inc. (“Charter”), a direct customer, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Hybrid Patents, Inc. (“Hybrid”), a patent holding company. Hybrid alleged that Charter infringed U.S. Patent Nos. 5,586,121, 5,818,845, 6,104,727 and Re. 35,774. Hybrid alleged that products implementing the Data Over Cable Service Interface Specification (“DOCSIS”) standard, which are supplied to Charter by, among others, the Company, infringed these patents. In the third quarter of 2006, the Company together with a number of other equipment suppliers to Charter assumed the defense of the litigation. In the second quarter of 2007, a jury found that the Hybrid patents were not infringed by Charter. Hybrid filed similar lawsuits in the same jurisdiction against Comcast Corporation, Comcast of Dallas, LP, Time Warner Cable, Inc. and Cox Communications, Inc., all of whom are also customers of the Company. In May 2008, the Company, together with several co-defendants, agreed to settle the litigation as part of a group settlement with Hybrid. Without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to make a one-time payment of $450,000 for its portion of the settlement, in exchange for a fully paid perpetual license to all Hybrid patents, including those asserted in the lawsuit. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patents, the Company allocated $109,000 of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense in the three months ended March 30, 2008. Additionally, the Company allocated $341,000 of the settlement cost to prepaid royalties which is recognized as a component of cost of revenue as the related products are sold.

In June 2006, the Company received a request for indemnification from Charter and Charter Communications Operating, LLC, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Rembrandt Technologies, L.P. (“Rembrandt”), a patent holding company. Rembrandt alleges that Charter infringes U.S. Patent Nos. 5,243,627, 5,852,631, 5,719,858 and 4,937,819. Rembrandt alleges that products implementing the DOCSIS standard, which are supplied to Charter by, among others, the Company, infringe these patents. Rembrandt has also filed a similar lawsuit in the same jurisdiction against Comcast Corporation, Comcast Cable

Communications, LLC and Comcast of Plano, LP. In November 2007, the Company along with Motorola, Inc., Cisco Systems, Inc., Scientific-Atlanta, Inc., ARRIS Group, Inc., Thomson, Inc. and Ambit Microsystems, Inc. filed a complaint for declaratory judgment in the U.S. District Court for the District of Delaware against Rembrandt, seeking a declaration that Rembrandt’s alleged patents are either invalid or not infringed. The action is currently in the discovery phase. The District Court held a claim construction hearing on August 5, 2008, and has scheduled a September 9, 2009 jury trial.

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

Based on currently available information, the Company does not believe that the ultimate outcomes of any unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations within the next twelve months. However, litigation is subject to inherent uncertainties, and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and small business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company adopted FSP SFAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for the three and six months ended June 29, 2008 and the three and six months ended July 1, 2007. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

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

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At June 29, 2008, the Company had $108.5 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 29, 2008.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 29, 2008.

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

The following table summarizes the valuation of the Company’s financial instruments by the above SFAS 157 categories as of June 29, 2008:

	As of June 29, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$167,053	$167,053	$—	$—
Available-for-sale securities (1)	19,775	19,775	—	—

Total	$186,828	$186,828	$—	$—

(1)	Included in short-term investments on our condensed consolidated balance sheet.

The Company’s investments in cash and cash equivalents and available-for-sale securities are recorded at fair value based on quoted market prices in active markets.

The carrying value of other financial instruments, including, accounts receivable, and accounts payable approximate fair value due to their short maturities.

The Company monitors its investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. Any impairment loss deemed to be other than temporary is reported under “Other income (expense), net” in the consolidated statement of operations.

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

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Circuit City, Fry’s Electronics, Radio Shack, Staples, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria) and FNAC (France). Online retailers include Amazon.com, Newegg.com and Buy.com. Our DMRs include Dell, CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators in domestic markets and cable and DSL operators internationally. Some of these retailers and resellers purchase directly from us while most are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro, Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.

Our net revenue grew 24.5% from the three months ended July 1, 2007 to the three months ended June 29, 2008. The increase in revenue was attributable to the addition of Wal-Mart as a retailer in the U.S. and higher sales in several of our product categories. These include gateway and wireless router products sold to new and existing service provider customers, ReadyNAS products, which were acquired in connection with our acquisition of Infrant Technologies, Inc. (“Infrant”) in May 2007, and switch products. We have also experienced growth in sales of our home wireless products.

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

Our gross margin decreased to 32.5% for the three months ended June 29, 2008, from 34.1% for the three months ended July 1, 2007. The decrease in gross margin percentage was primarily attributable to increased costs associated with end-user warranty returns.

Operating expenses for the three months ended June 29, 2008 were $47.7 million, or 23.3% of net revenue, compared to $46.4 million, or 28.3% of net revenue, for the three months ended July 1, 2007.

Net income increased $5.0 million, or 80.4%, to $11.1 million for the three months ended June 29, 2008, from $6.1 million for the three months ended July 1, 2007. This increase was primarily attributable to an increase in gross profit of $10.4 million. This increase was offset by a decrease in interest income of $1.2 million, a decrease in other income (expense), net of $1.1 million, an increase in the provision for income taxes of $1.9 million, and an increase in operating expenses of $1.3 million.

On July 25, 2008, we ceased using our buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations to a new facility in San Jose, California. We expect to sublease substantially all of our formerly-occupied space through the end of the operating leases, the longer of which extends to December 2010. However, sublessee payments will not completely offset the payments due under our original leases. As a result, we expect to recognize approximately $500,000 in expense related to future lease payments on the abandoned buildings during the three months ending September 28, 2008.

Results of Operations

The following table sets forth the consolidated statements of operations and the percentage change for the three and six months ended June 29, 2008, with the comparable reporting periods in the preceding year.

	Three Months Ended			Six Months Ended
	June 29, 2008	Percentage Change	July 1, 2007	June 29, 2008	Percentage Change	July 1, 2007
	(In thousands, except percentage data)			(In thousands, except percentage data)
Net revenue	$204,464	24.5%	$164,275	$402,618	19.2%	$337,847
Cost of revenue	138,055	27.4	108,321	272,346	22.8	221,863

Gross profit	66,409	18.7	55,954	130,272	12.3	115,984

Operating expenses:
Research and development	8,584	24.2	6,909	17,322	32.6	13,065
Sales and marketing	31,192	9.7	28,421	64,220	14.2	56,247
General and administrative	7,877	13.4	6,948	15,190	9.6	13,862
In-process research and development	—	(100.0)	4,100	—	(100.0)	4,100
Litigation reserves, net	—	* *	—	51	* *	—

Total operating expenses	47,653	2.7	46,378	96,783	10.9	87,274

Income from operations	18,756	95.9	9,576	33,489	16.6	28,710
Interest income	1,040	(52.6)	2,193	2,552	(44.1)	4,564
Other income (expense), net	(14)	* *	1,148	2,829	99.2	1,420

Income before income taxes	19,782	53.1	12,917	38,870	12.0	34,694
Provision for income taxes	8,718	28.5	6,784	16,580	14.0	14,540

Net income	$11,064	80.4%	$6,133	$22,290	10.6%	$20,154

**	Percentage change not meaningful as prior year basis is zero or a negative amount.

The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net revenue	100%	100%	100%	100%

Cost of revenue	67.5	65.9	67.6	65.7

Gross margin	32.5	34.1	32.4	34.3

Operating expenses:
Research and development	4.2	4.2	4.3	3.9
Sales and marketing	15.3	17.3	16.0	16.6
General and administrative	3.8	4.3	3.8	4.1
In-process research and development	0.0	2.5	0.0	1.2
Litigation reserves, net	0.0	0.0	0.0	0.0

Total operating expenses	23.3	28.3	24.1	25.8

Income from operations	9.2	5.8	8.3	8.5
Interest income	0.5	1.4	0.7	1.4
Other income (expense), net	0.0	0.7	0.7	0.4

Income before income taxes	9.7	7.9	9.7	10.3
Provision for income taxes	4.3	4.2	4.2	4.3

Net income	5.4%	3.7%	5.5%	6.0%

Three Months Ended June 29, 2008 Compared to Three Months Ended July 1, 2007

Net Revenue

	Three Months Ended
	June 29, 2008	Percentage Change	July 1, 2007
	(In thousands, except percentage data)
Net revenue	$204,464	24.5%	$164,275

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9 and net changes in deferred revenue.

Net revenue increased $40.2 million, or 24.5%, to $204.5 million for the three months ended June 29, 2008, from $164.3 million for the three months ended July 1, 2007. The increase in revenue was attributable to the addition of Wal-Mart as a retailer in the U.S. and higher sales in several of our product categories. These include gateway and wireless router products sold to new and existing service provider customers, ReadyNAS products, which were acquired in connection with our acquisition of Infrant in May 2007, and switch products. We have also experienced growth in sales of our home wireless products.

In the three months ended June 29, 2008, net revenue generated within North America, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific was 37.1%, 47.7% and 15.2%, respectively, of our total net revenue. The comparable net revenue for the three months ended July 1, 2007 was 37.6%, 51.8% and 10.6%, respectively, of our total net revenue. The increase in net revenue over the prior year comparable quarter for each region was 22.8%, 14.6% and 78.7%. The increase in Asia Pacific was primarily due to increased sales to service providers in that region.

Cost of Revenue and Gross Margin

	Three Months Ended
	June 29, 2008	Percentage Change	July 1, 2007
	(In thousands, except percentage data)
Cost of revenue	$138,055	27.4%	$108,321
Gross margin percentage	32.5%		34.1%

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

Cost of revenue increased $29.8 million, or 27.4%, to $138.1 million for the three months ended June 29, 2008, from $108.3 million for the three months ended July 1, 2007. In addition, our gross margin decreased to 32.5% for the three months ended June 29, 2008, from 34.1% for the three months ended July 1, 2007, primarily attributable to increased costs associated with end-user warranty returns. These negative margin impacts were partially mitigated by certain gross margin improvements. We experienced an increase in sales of ReadyNAS products with higher gross margins, and we also experienced improvements in gross margins on broadband gateways sold to service providers during the three months ended June 29, 2008. Additionally, we incurred a $1.3 million expense in the three months ended July 1, 2007 related to inventory acquired from Infrant which was a one-time charge not repeated in future quarters.

Operating Expenses

Research and Development

	Three Months Ended
	June 29, 2008	Percentage Change	July 1, 2007
	(In thousands, except percentage data)
Research and development expense	$8,584	24.2%	$6,909
Percentage of net revenue	4.2%		4.2%

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

Research and development expenses increased $1.7 million, or 24.2%, to $8.6 million for the three months ended June 29, 2008, from $6.9 million for the three months ended July 1, 2007. The increase was primarily attributable to increased salary, related payroll and other employee expenses of $1.0 million resulting from research and development related headcount growth in connection with our acquisition of Infrant. Included in the $1.0 million is an accrual of $484,000 for additional compensation payable in October 2008 related to our acquisition of Infrant subject to the achievement of certain ReadyNAS revenue targets. Employee headcount increased by 38% to 123 employees as of June 29, 2008 as compared to 89 employees as of July 1, 2007. Outside services costs increased $248,000. Additionally, stock-based compensation expense increased $334,000 to $863,000 for the three months ended June 29, 2008, from $529,000 for the three months ended July 1, 2007.

Sales and Marketing

	Three Months Ended
	June 29, 2008	Percentage Change	July 1, 2007
	(In thousands, except percentage data)
Sales and marketing expense	$31,192	9.7%	$28,421
Percentage of net revenue	15.3%		17.3%

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

Sales and marketing expenses increased $2.8 million, or 9.7%, to $31.2 million for the three months ended June 29, 2008, from $28.4 million for the three months ended July 1, 2007. Of this increase, $1.6 million was attributable to increased salary, related payroll and other employee expenses as a result of sales and marketing related headcount growth and increased commissions. Employee headcount increased by 16% to 284 employees as of June 29, 2008 as compared to 244 employees as of July 1, 2007. Most of our increase in headcount occurred in connection with our expansion in EMEA and Asia Pacific. We have continued to expand our geographic market presence with investments in sales resources, and incurred a $571,000 increase in advertising, travel, and promotion expenses. Furthermore, outbound freight increased $586,000, reflecting our higher sales volume.

General and Administrative

	Three Months Ended
	June 29, 2008	Percentage Change	July 1, 2007
	(In thousands, except percentage data)
General and administrative expense	$7,877	13.4%	$6,948
Percentage of net revenue	3.8%		4.3%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for doubtful accounts and other corporate expenses. We expect a modest increase in general and administrative costs in absolute dollars related to the growth of the business.

General and administrative expenses increased $929,000, or 13.4%, to $7.9 million for the three months ended June 29, 2008, from $6.9 million for the three months ended July 1, 2007. The increase was primarily attributable to increased fees of $762,000 for outside legal and other professional services. Furthermore, we incurred $547,000 in additional rent and depreciation expense, primarily related to our move to our new headquarters in San Jose, California. Additionally, stock-based compensation expense increased $234,000 to $978,000 for the three months ended June 29, 2008, from $744,000 for the three months ended July 1, 2007. Partially offsetting these increases was a reduction in salary, related payroll and other employee expenses of $780,000 due to a lower expense related to incentive compensation as well as the capitalization of certain employee costs associated with the implementation of our new enterprise resource planning system during the three months ended June 29, 2008.

In-process Research and Development

During the three months ended July 1, 2007, we expensed $4.1 million for in-process research and development related to intangible assets purchased in our acquisition of Infrant. We did not incur any in-process research and development expense during the three months ended June 29, 2008.

Interest Income and Other Income (Expense), net

	Three Months Ended
	June 29, 2008	July 1, 2007
	(In thousands)
Interest income	$1,040	$2,193
Other income (expense), net	(14)	1,148

Total interest income and other income (expense), net	$1,026	$3,341

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents net gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

Interest income decreased $1.2 million, or 52.6%, to $1.0 million for the three months ended June 29, 2008, from $2.2 million for the three months ended July 1, 2007. The decrease in interest income was primarily attributable to a decrease in the average interest rate earned in the three months ended June 29, 2008 as compared to the three months ended July 1, 2007.

Other income (expense), net decreased $1.1 million to an expense of $14,000 for the three months ended June 29, 2008, from income of $1.1 million for the three months ended July 1, 2007. We did not realize any foreign exchange gains in the three months ended June 29, 2008 due to relatively unchanged foreign exchanges rates during this period.

Provision for Income Taxes

The provision for income taxes increased $1.9 million, or 28.5%, to $8.7 million for the three months ended June 29, 2008, from $6.8 million for the three months ended July 1, 2007. The effective tax rate was approximately 44.1% for the three months ended June 29, 2008 and approximately 52.5% for the three months ended July 1, 2007. The decrease in the effective tax rate for the three months ended June 29, 2008 compared to the three months ended July 1, 2007 is primarily caused by non-deductible in-process research and development expense from the acquisition of Infrant in the second quarter of 2007 that is non-recurring in 2008. The decrease in the rate from the non-recurring expense is partially offset by increases in the mix of forecasted profits in jurisdictions with relatively higher tax rates for fiscal 2008 as compared to fiscal 2007. Additionally, provisions in the U.S. federal tax law allowing taxpayers to claim credits related to research and development activities expired on December 31, 2007. Accordingly, no benefit has been recorded in the three months ended June 29, 2008 for these credits.

Net Income

Net income increased $5.0 million, or 80.4%, to $11.1 million for the three months ended June 29, 2008, from $6.1 million for the three months ended July 1, 2007. This increase was primarily attributable to an increase in gross profit of $10.4 million. This increase was offset by a decrease in interest income of $1.2 million, a decrease in other income (expense), net of $1.1 million, an increase in the provision for income taxes of $1.9 million, and an increase in operating expenses of $1.3 million.

Six Months Ended June 29, 2008 Compared to Six Months Ended July 1, 2007

Net Revenue

	Six Months Ended
	June 29, 2008	Percentage Change	July 1, 2007
	(In thousands, except percentage data)
Net revenue	$402,618	19.2%	$337,847

Net revenue increased $64.8 million, or 19.2%, to $402.6 million for the six months ended June 29, 2008, from $337.8 million for the six months ended July 1, 2007. The increase in revenue was attributable to the addition of Wal-Mart as a retailer in the U.S. and higher sales in several of our product categories. These include gateway and wireless router products sold to new and existing service provider customers, ReadyNAS products, which were acquired in connection with our acquisition of Infrant in May 2007, and switch products. We have also experienced growth in sales of our home wireless products.

In the six months ended June 29, 2008, net revenue generated within North America, EMEA and Asia Pacific was 38.5%, 48.6% and 12.9%, respectively, of our total net revenue. The comparable net revenue for the six months ended July 1, 2007 was 37.8%, 52.6% and 9.6%, respectively, of our total net revenue. The increase in net revenue over the prior year comparable period for each region was 21.3%, 10.1% and 60.4%. The increase in Asia Pacific was primarily due to increased sales to service providers in that region.

Cost of Revenue and Gross Margin

	Six Months Ended
	June 29, 2008	Percentage Change	July 1, 2007
	(In thousands, except percentage data)
Cost of revenue	$272,346	22.8%	$221,863
Gross margin percentage	32.4%		34.3%

Cost of revenue increased $50.4 million, or 22.8%, to $272.3 million for the six months ended June 29, 2008, from $221.9 million for the six months ended July 1, 2007. In addition, our gross margin decreased to 32.4% for the six months ended June 29, 2008, from 34.3% for the six months ended July 1, 2007, primarily attributable to increased sales of products carrying lower gross margins to service providers and retailers. Additionally, we incurred higher warranty costs associated with end-user warranty returns. These negative margin impacts were partially mitigated by certain gross margin improvements. We experienced an increase in sales of ReadyNAS products with higher gross margins. Additionally, we incurred a $1.3 million expense in the six months ended July 1, 2007 related to inventory acquired from Infrant which was a one-time charge not repeated in future quarters.

Operating Expenses

Research and Development

	Six Months Ended
	June 29, 2008	Percentage Change	July 1, 2007
	(In thousands, except percentage data)
Research and development expense	$17,322	32.6%	$13,065
Percentage of net revenue	4.3%		3.9%

Research and development expenses increased $4.2 million, or 32.6%, to $17.3 million for the six months ended June 29, 2008, from $13.1 million for the six months ended July 1, 2007. The increase was primarily attributable to increased salary, related payroll and other employee expenses of $2.2 million resulting from research and development related headcount growth. Included in the $2.2 million was $1.9 million of incremental headcount expenses related to the acquisition of Infrant. Included in the $1.9 million is an accrual of $484,000 for additional compensation payable in October 2008 related to our acquisition of Infrant subject to the achievement of certain ReadyNAS revenue targets. Employee headcount increased by 38% to 123 employees as of June 29, 2008 as compared to 89 employees as of July 1, 2007. Non-recurring engineering costs increased $747,000 primarily due to incremental product development projects. Additionally, stock-based compensation expense increased $666,000 to $1.7 million for the six months ended June 29, 2008, from $1.0 million for the six months ended July 1, 2007.

Sales and Marketing

	Six Months Ended
	June 29, 2008	Percentage Change	July 1, 2007
	(In thousands, except percentage data)
Sales and marketing expense	$64,220	14.2%	$56,247
Percentage of net revenue	16.0%		16.6%

Sales and marketing expenses increased $8.0 million, or 14.2%, to $64.2 million for the six months ended June 29, 2008, from $56.2 million for the six months ended July 1, 2007. Of this increase, $4.1 million was attributable to increased salary, related payroll and other employee expenses as a result of sales and marketing related headcount growth and increased commissions. Employee headcount increased by 16% to 284 employees as of June 29, 2008 as compared to 244 employees as of July 1, 2007. Most of our increase in headcount occurred in connection with our expansion in EMEA and Asia Pacific. We have continued to expand our geographic market presence with investments in sales resources, and incurred a $1.7 million increase in advertising, travel, and promotion expenses. Furthermore, outbound freight increased $885,000, reflecting our higher sales volume. Additionally, stock-based compensation expense increased $190,000 to $1.7 million for the six months ended June 29, 2008, from $1.5 million for the six months ended July 1, 2007.

General and Administrative

	Six Months Ended
	June 29, 2008	Percentage Change	July 1, 2007
	(In thousands, except percentage data)
General and administrative expense	$15,190	9.6%	$13,862
Percentage of net revenue	3.8%		4.1%

General and administrative expenses increased $1.3 million, or 9.6%, to $15.2 million for the six months ended June 29, 2008, from $13.9 million for the six months ended July 1, 2007. We incurred $754,000 in additional rent and depreciation expense, primarily related to our move to our new headquarters in San Jose, California. Furthermore, we incurred higher fees of $553,000 for outside legal and accounting professional services. Additionally, stock-based compensation expense increased $539,000 to $1.9 million for the six months ended June 29, 2008, from $1.4 million for the six months ended July 1, 2007. Partially offsetting these increases was a reduction in salary, related payroll and other employee expenses of $337,000 due to a lower expense related to incentive compensation.

Litigation Reserves

During the six months ended June 29, 2008, we recorded net litigation reserves expense of $51,000, comprised of an expense of $109,000 for costs related to the settlement of the lawsuit filed by Hybrid, as well as a reduction in previously accrued legal costs of $58,000. For a detailed discussion of our litigation matters, please see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements.

In-process Research and Development

During the six months ended July 1, 2007, we expensed $4.1 million for in-process research and development related to intangible assets purchased in our acquisition of Infrant. We did not incur any in-process research and development expense during the six months ended June 29, 2008.

Interest Income and Other Income

	Six Months Ended
	June 29, 2008	July 1, 2007
	(In thousands)
Interest income	$2,552	$4,564
Other income	2,829	1,420

Total interest income and other income	$5,381	$5,984

Interest income decreased $2.0 million, or 44.1%, to $2.6 million for the six months ended June 29, 2008, from $4.6 million for the six months ended July 1, 2007. The decrease in interest income was primarily attributable to a decrease in the average interest rate earned in the six months ended June 29, 2008 as compared to the six months ended July 1, 2007.

Other income increased $1.4 million, or 99.2%, to $2.8 million for the six months ended June 29, 2008, from $1.4 million for the six months ended July 1, 2007. The increase in other income was primarily attributable to higher foreign exchange gains experienced due to the relatively greater weakening of the U.S. dollar against the euro in the six months ended June 29, 2008 compared to the six months ended July 1, 2007. Additionally, the U.S. dollar weakened against the Japanese yen, British pound, and Australian dollar in the six months ended June 29, 2008 at a greater rate than during the six months ended July 1, 2007.

Provision for Income Taxes

The provision for income taxes increased $2.1 million, or 14.0%, to $16.6 million for the six months ended June 29, 2008, from $14.5 million for the six months ended July 1, 2007. The effective tax rate was approximately 42.7% for the six months ended June 29, 2008 and approximately 41.9% for the six months ended July 1, 2007. The increase in the effective tax rate for the six months ended June 29, 2008 compared to the six months ended July 1, 2007 is primarily caused by increases in the mix of forecasted profits in jurisdictions with relatively higher tax rates for fiscal 2008 as compared to fiscal 2007, offset by a decrease due to non-deductible in-process research and development expense from the acquisition of Infrant in the second quarter of 2007 that is non-recurring in 2008. Additionally, provisions in the U.S. federal tax law allowing taxpayers to claim credits related to research and development activities expired on December 31, 2007. Accordingly, no benefit has been recorded in the six months ended June 29, 2008 for these credits.

Net Income

Net income increased $2.1 million, or 10.6%, to $22.3 million for the six months ended June 29, 2008, from $20.2 million for the six months ended July 1, 2007. This increase was primarily attributable to an increase in gross profit of $14.3 million. This increase was offset by an increase in operating expenses of $9.5 million, and a decrease in interest income of $2.0 million.

Liquidity and Capital Resources

As of June 29, 2008, we had cash, cash equivalents and short-term investments totaling $186.8 million. Short-term investments accounted for $19.8 million of this balance.

Our cash and cash equivalents balance decreased from $167.5 million as of December 31, 2007 to $167.1 million as of June 29, 2008. Operating activities during the six months ended June 29, 2008 used cash of $8.5 million. Investing activities during the six months ended June 29, 2008 provided $6.5 million, primarily from the net proceeds from the sale of short-term investments, offset by purchases of property and equipment amounting to $11.5 million. Purchases of property and equipment primarily consisted of approximately $4.7 million related to our move to a new headquarters facility in San Jose, California and approximately $4.6 million related to our new enterprise resource planning software. During the six months ended June 29, 2008, financing activities provided $1.5 million, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program, as well as the excess tax benefit from exercise of stock options.

Our days sales outstanding decreased from 73 days as of December 31, 2007 to 71 days as of June 29, 2008.

Our accounts payable decreased from $55.3 million at December 31, 2007 to $46.4 million at June 29, 2008. The decrease of $8.9 million is primarily attributable to relative timing of payments.

Inventory increased by $23.4 million from $83.0 million at December 31, 2007 to $106.4 million at June 29, 2008. In the three months ended June 29, 2008 we experienced annual ending inventory turns of approximately 5.2, down from approximately 6.5 in the three months ended December 31, 2007. This decrease is primarily attributable to our increase in inventory levels in preparation for our promotional activities in the third quarter of 2008.

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At June 29, 2008, we had approximately $108.5 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of June 29, 2008 (in thousands):

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	Total
Operating leases	$5,688	$9,772	$11,529	$13,400	$40,389
Purchase obligations	108,463	—	—	—	108,463

	$114,151	$9,772	$11,529	$13,400	$148,852

As of June 29, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of June 29, 2008, the liability for uncertain tax positions, net of federal effect on tax issues, is $11.2 million. The timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. Our critical accounting policies have not materially changed during the six months ended June 29, 2008.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. In the second quarter of 2005 we began to invoice some of our international customers in foreign currencies including but not limited to, the euro, British pound, Japanese yen and the Australian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies. As of June 29, 2008, we had net receivables in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $3.9 million to net income at June 29, 2008. For the three and six months ended June 29, 2008, 36.5% and 33.2%, respectively, of total net revenue was earned in currency other than U.S. dollars.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in this risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	disruptions or delays related to implementation of our new financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products that would adversely impact our margins;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	challenges associated with integrating acquisitions that we make;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	seasonal patterns of higher sales during the second half of our fiscal year, particularly retail-related sales in our fourth quarter;

•	delay or failure of our service provider customers to purchase at the volumes that we forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	bad debt exposure as we expand into new international markets; and

•	any changes in accounting rules.

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

We have been upgrading our new financial, demand planning and operational management systems, and anticipate transacting on them in the near future. If we experience problems with the initial deployment and operation of these new systems, our business and operations will be adversely affected.

We are in the process of upgrading our financial and enterprise resource planning systems and anticipate transacting on the new systems in the near future. We have invested, and will continue to invest, significant capital and human resources in their design and implementation, which may be disruptive to our underlying business. If we experience any disruptions or delays in their implementation, our ability to fulfill customer orders, bill and track our customers, fulfill contractual obligations, accurately report our financials and otherwise run our business could be adversely affected. Even if we do not encounter these adverse effects, the design and implementation of the new systems may be much more costly than we anticipated. If we are unable to successfully design and implement the new IT systems as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal quarter ended June 29, 2008, sales to Ingram Micro and its affiliates accounted for 13% of our net revenue and sales to Tech Data and its affiliates accounted for 11% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

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

From time to time, we are audited by various federal, state and foreign authorities regarding tax matters. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposure, we maintain a liability for uncertain tax positions in accordance with FIN 48. However, if these accrued liabilities and/or reserves are insufficient upon completion of any audit process, there could be an adverse impact on our financial position and results of operations.

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

We recently moved into a new corporate headquarters facility in the third quarter of 2008. If we do not successfully execute the office move, we may experience disruptions to our business. In addition, if we cannot find a sub lessee for the remaining lease term of our old facilities, then we will be forced to take a charge related to such excess space.

In September 2007 we entered into a lease for a new corporate headquarters facility that occupies approximately 142,700 square feet in San Jose, California, under a lease that commences in April 2008 and expires in March 2018. We recently moved into the new facility in the third quarter of 2008. We face a number of challenges associated with the move, including ensuring accounting, engineering, IT, order processing and phone systems are fully operational, and minimizing any employee downtime. If we do not successfully execute our facilities move, then we may experience business interruptions which could have a detrimental effect on our operating results in the third quarter of 2008.

In addition, the existing lease on our former Santa Clara headquarters facility does not expire until the end of 2010 and the existing lease on our Fremont facility does not expire until the end of October 2009. We intend to sublease these facilities during the remaining term of the lease. If we are unsuccessful in finding sub lessees, then we will have to take a charge associated with such excess space.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased and retired certain shares related to the vesting of restricted stock units during the three months ended June 29, 2008. A summary of our common stock repurchases during the three months ended June 29, 2008 is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions.

Period	Total number of shares repurchased	Average price paid per share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
Fiscal April 2008	—	—	—	N/A
Fiscal May 2008	1,403	18.40	—	N/A
Fiscal June 2008	—	—	—	N/A

	1,403	18.40	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Stockholders was held on June 3, 2008. Of the 35,342,587 shares of our capital stock entitled to vote at the meeting, 32,064,231 were present in person or by proxy. Our stockholders approved the following matters:

1. Election of Directors

Nominee	For	Withheld
Patrick C.S. Lo	30,828,103	1,236,128
Ralph E. Faison	30,842,153	1,222,078
A. Timothy Godwin	30,949,900	1,114,331
Jef Graham	30,841,412	1,222,819
Linwood A. Lacy, Jr.	30,946,693	1,117,538
George G. C. Parker	30,761,305	1,302,926
Gregory J. Rossmann	30,838,382	1,225,849
Julie A. Shimer	30,835,726	1,228,505

2. Approval of Amendments to the NETGEAR, Inc. 2006 Long-Term Incentive Plan

A proposal for the approval of amendments to our 2006 Long-Term Incentive Plan was approved by a vote of 22,134,723 for, 4,204,241 votes against and 935,076 votes abstaining.

3. Approval of the Adoption of the NETGEAR, Inc. Executive Bonus Plan

A proposal for the approval of the adoption of our Executive Bonus Plan was approved by a vote of 25,900,002 for, 431,536 votes against and 942,502 votes abstaining.

4. Ratification of Appointment of Independent Registered Public Accounting Firm

A proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by a vote of 31,012,443 for, 63,195 votes against and 988,593 votes abstaining.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Amended and Restated 2006 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 28, 2008).

10.2	NETGEAR, Inc. Executive Bonus Plan (incorporated by reference to Appendix B of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 28, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC. Registrant

/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 8, 2008

Exhibit Index

Exhibit Number	Description
10.1	Amended and Restated 2006 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 28, 2008).

10.2	NETGEAR, Inc. Executive Bonus Plan (incorporated by reference to Appendix B of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 28, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer