Form 10-Q
period 2008-09-28
NETGEAR, INC
filed 2008-11-07
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 28, 2008.

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 35,267,728 as of October 31, 2008.

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 28, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$192,039	$167,495
Short-term investments	10,148	37,848
Accounts receivable, net	150,552	157,765
Inventories	125,711	83,023
Deferred income taxes	14,865	13,091
Prepaid expenses and other current assets	22,490	20,367

Total current assets	515,805	479,589
Property and equipment, net	20,403	11,205
Intangibles, net	12,778	16,319
Goodwill	51,435	41,985
Other non-current assets	2,019	2,011

Total assets	$602,440	$551,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,421	$55,333
Accrued employee compensation	10,002	16,085
Other accrued liabilities	104,960	89,470
Deferred revenue	13,346	7,619

Total current liabilities	174,729	168,507
Deferred income tax liability	1,770	2,626
Non-current income taxes payable	12,117	8,272
Other non-current liabilities	5,949	181

Total liabilities	194,565	179,586
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	35	35
Additional paid-in capital	263,631	252,421
Cumulative other comprehensive income	33	101
Retained earnings	144,176	118,966

Total stockholders’ equity	407,875	371,523

Total liabilities and stockholders’ equity	$602,440	$551,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net revenue	$179,367	$191,681	$581,985	$529,528
Cost of revenue (1)	117,074	127,903	389,420	349,766

Gross profit	62,293	63,778	192,565	179,762

Operating expenses:
Research and development (1)	8,267	7,816	25,589	20,881
Sales and marketing (1)	30,220	30,509	94,440	86,756
General and administrative (1)	8,048	6,781	23,238	20,643
Restructuring	964	—	964	—
In-process research and development	—	—	—	4,100
Litigation reserves, net	85	202	136	202

Total operating expenses	47,584	45,308	144,367	132,582

Income from operations	14,709	18,470	48,198	47,180
Interest income	976	1,860	3,528	6,424
Other income (expense), net	(4,653)	1,732	(1,824)	3,152

Income before income taxes	11,032	22,062	49,902	56,756
Provision for income taxes	7,929	8,796	24,509	23,336

Net income	$3,103	$13,266	$25,393	$33,420

Net income per share:
Basic	$0.09	$0.38	$0.72	$0.96

Diluted	$0.09	$0.37	$0.71	$0.94

Weighted average shares outstanding used to compute net income per share:
Basic	35,412	35,045	35,361	34,679

Diluted	35,721	35,955	35,834	35,742

(1) Stock-based compensation expense was allocated as follows:
Cost of revenue	$216	$160	$657	$448
Research and development	835	694	2,499	1,692
Sales and marketing	836	781	2,564	2,319
General and administrative	1,044	731	2,950	2,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$25,393	$33,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,981	10,051
Purchase premium amortization (discount accretion) on investments	21	(953)
Non-cash stock-based compensation	8,670	6,557
Income tax benefit associated with stock option exercises	294	7,915
Excess tax benefit from stock-based compensation	(141)	(6,715)
Deferred income taxes	(2,630)	1,328
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	7,213	(19,165)
Inventories	(42,688)	2,129
Prepaid expenses and other assets	(2,131)	(5,758)
Accounts payable	(8,912)	(7,186)
Accrued employee compensation	(6,083)	1,641
Other accrued liabilities	11,800	1,151
Deferred revenue	5,727	(480)
Income taxes payable	3,845	311

Net cash provided by operating activities	8,359	24,246

Cash flows from investing activities:
Purchases of short-term investments	(10,133)	(75,670)
Proceeds from sale of short-term investments	37,700	109,235
Purchase of property and equipment	(13,635)	(6,639)
Payments made in connection with business acquisition, net of cash acquired	—	(57,443)

Net cash provided by (used in) investing activities	13,932	(30,517)

Cash flows from financing activities:
Purchase and retirement of treasury stock	(183)	(88)
Proceeds from exercise of stock options	942	10,614
Proceeds from issuance of common stock under employee stock purchase plan	1,353	1,206
Excess tax benefit from stock-based compensation	141	6,715

Net cash provided by financing activities	2,253	18,447

Net increase in cash and cash equivalents	24,544	12,176
Cash and cash equivalents, at beginning of period	167,495	87,736

Cash and cash equivalents, at end of period	$192,039	$99,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

NETGEAR, Inc. was incorporated in Delaware in January 1996. NETGEAR, Inc., together with its subsidiaries (collectively, “NETGEAR” or the “Company”), designs, develops and markets networking products that address the specific needs of small businesses and homes, enabling users to share Internet access, peripherals, files, digital content and applications among multiple networked devices. The Company’s products include Ethernet networking products, broadband access products, network attached storage products, and wireless networking connectivity products that are sold worldwide through distributors, traditional retailers, online retailers, direct market resellers (“DMRs”), value added resellers (“VARs”) and broadband service providers.

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2007 has been derived from audited financial statements at such date. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and nine months ended September 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s significant accounting policies have not materially changed during the nine months ended September 28, 2008.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities recognized at fair value on a recurring basis. Additional disclosures required by SFAS 157 are included in Note 12.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities on the consolidated financial statements.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of SFAS 161 will have an impact on the consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that FSP 142-3 will have on the consolidated financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FASB Interpretation No. 45 (“FSP SFAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP SFAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS 161. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because FSP SFAS 133-1 and FIN 45-4 only require additional disclosures, the adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

3. Stock-based Compensation

The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of September 28, 2008, a total of 2,533,726 shares were reserved for future grants under these plans.

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

	Stock Options		Stock Options
	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Expected life (in years)	4.3	4.5	4.3	4.5
Risk-free interest rate	3.29%	4.54%	3.09%	4.60%
Expected volatility	50%	52%	49%	54%
Dividend yield	—	—	—	—

As of September 28, 2008, $21.7 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.33 years. Additionally, $4.7 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.24 years.

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

	Nine Months Ended
	September 28, 2008	September 30, 2007
Balance as of beginning of the period	$27,557	$21,299
Provision for warranty liability made during the period	43,809	29,579
Warranty obligation assumed in acquisition	—	432
Settlements made during the period	(34,870)	(28,312)

Balance at end of period	$36,496	$22,998

5. Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $3.0 million for the three months ended September 28, 2008, $2.9 million for the three months ended September 30, 2007, $9.7 million for the nine months ended September 28, 2008, and $8.7 million for the nine months ended September 30, 2007.

6. Restructuring

On July 25, 2008, the Company ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to a new corporate headquarters in San Jose, California. The Company expects to sublease the majority of this formerly occupied space through the end of the operating leases, the longest of which extends to December 2010. However, payments from sublessee arrangements will not completely offset the payments of $3.5 million due under the original leases. The Company recognized $964,000 in expenses related to future lease payments on the vacated facilities in the three months ended September 28, 2008. The Company presents expenses related to restructuring as a separate line item in its income statement.

The following is a summary of the accrued restructuring charges:

	Accrued Restructuring Charges at December 31, 2007	Initial Accrual Recognition	Present Value Accretion	Cash Payments	Accrued Restructuring Charges at September 28, 2008
	(In thousands)
Abandonment of excess leased facilities	$—	$955	$9	$(265)	$699
Current portion	$—				$557
Long-term portion	$—				$142

7. Balance Sheet Components

Accounts receivable, net:

	September 28, 2008	December 31, 2007
	(In thousands)
Gross accounts receivable	$163,107	$169,986

Less: Allowance for doubtful accounts	(2,104)	(2,307)
Allowance for sales returns	(6,311)	(9,417)
Allowance for price protection	(4,140)	(497)

Total allowances	(12,555)	(12,221)

Accounts receivable, net	$150,552	$157,765

Inventories:

	September 28, 2008	December 31, 2007
	(In thousands)
Raw materials	$100	$496
Finished goods	125,611	82,527

Total	$125,711	$83,023

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net:

	September 28, 2008	December 31, 2007
	(In thousands)
Computer equipment	$6,013	$7,798
Furniture, fixtures and leasehold improvements	8,182	2,699
Software	17,262	10,237
Machinery	8,041	7,075
Construction in progress	765	3,305

	40,263	31,114
Less: accumulated depreciation and amortization	(19,860)	(19,909)

Property and equipment, net	$20,403	$11,205

The increase in property and equipment, net during the nine months ended September 28, 2008 compared to December 31, 2007 is primarily due to purchases of approximately $5.0 million related to leasehold improvements to the Company’s new corporate headquarters in San Jose, California and approximately $5.7 million related to incremental investment in new enterprise resource planning software, offset by depreciation taken during the nine months ended September 28, 2008.

Goodwill:

	Goodwill at December 31, 2007	Infrant Technologies, Inc. Contingent Payment	Goodwill at September 28, 2008
	(In thousands)
Goodwill	$41,985	$9,450	$51,435

Goodwill increased $9.5 million in the nine months ended September 28, 2008. During the three months ended September 28, 2008, the Company met certain Infrant Technologies, Inc. acquisition agreement conditions that require the Company to pay a $10 million contingent payment in the fourth quarter of 2008. Of this $10 million, approximately $550,000 has been recognized as compensation expense and $9.5 million has been recognized as goodwill.

Other accrued liabilities:

	September 28, 2008	December 31, 2007
	(In thousands)
Sales and marketing programs	$35,314	$39,796
Warranty obligation	36,496	27,557
Freight	3,766	4,728
Infrant Technologies, Inc. contingent payment accrual	10,000	—
Other	19,384	17,389

Other accrued liabilities	$104,960	$89,470

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

Net income per share for the three and nine months ended September 28, 2008 and September 30, 2007 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income	$3,103	$13,266	$25,393	$33,420

Weighted average shares outstanding:
Basic	35,412	35,045	35,361	34,679
Dilutive potential common shares	309	910	473	1,063

Total diluted	35,721	35,955	35,834	35,742

Basic net income per share	$0.09	$0.38	$0.72	$0.96

Diluted net income per share	$0.09	$0.37	$0.71	$0.94

Weighted average stock options and unvested restricted stock awards to purchase 3,471,025 and 3,087,912 shares of the Company’s stock for the three and nine months ended September 28, 2008, respectively, and 1,053,881 and 909,999 shares for the three and nine months ended September 30, 2007, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

9. Income Taxes

The effective tax rate was 71.9% and 49.1% for the three and nine months ended September 28, 2008, respectively. The effective tax rate was 39.9% and 41.1% for the three and nine months ended September 30, 2007, respectively. The increase in the effective tax rate for the three and nine months ended September 28, 2008 compared to the same periods ended September 30, 2007 is primarily caused by increases in the mix of forecasted profits in jurisdictions with relatively higher tax rates for fiscal 2008 as compared to fiscal 2007. Additionally during the quarter we recorded an increase to tax expense resulting primarily from changes in estimates of prior year’s tax liabilities. The rate for the three months ended September 28, 2008 is further adversely impacted by the cumulative effect of an increase in the effective tax rate forecasted for the year. Provisions in the U.S. federal tax law allowing taxpayers to claim credits related to research and development activities expired on December 31, 2007. No benefit has been recorded in the three months and nine months ended September 28, 2008 for these credits. On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008, the U.S. federal research and development credit provisions were retroactively reinstated to January 1, 2008. Accordingly, the credit for the full year will be recorded in the three months ending December 31, 2008.

The Company applies the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). As of September 28, 2008, the liability for unrecognized tax benefits, net of federal impacts on state tax issues, is $11.3 million. For the nine month period ended September 28, 2008, the increase in gross unrecognized tax benefits was $3.6 million. No unrecognized tax benefit is expected to be paid within one year, nor can the Company make a reliable estimate when cash settlement with a taxing authority may occur.

The Company conducts business globally and, as a result, the Company and its subsidiaries or branches file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Ireland. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.

10. Segment Information, Operations by Geographic Area and Significant Customers

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company operates in one business segment, which comprises the development, marketing and sale of networking products for the small business and home markets. The Company’s corporate headquarters and a significant portion of its operations are located in North America. The Company also conducts sales, marketing, customer service activities and certain distribution center activities through several small sales offices in Europe, the Middle-East and Africa (“EMEA”) and Asia as well as outsourced distribution centers.

For reporting purposes revenue is attributed to each geographic region based on the location of the customer. Net revenue by geographic region comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per Emerging Issues Task Force (“EITF”) Issue No. 01-9, sales returns and price protection.

Net revenue by geographic location is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
United States	$73,693	$76,357	$228,796	$204,203
United Kingdom	25,489	46,770	99,491	143,108
EMEA (excluding U.K.)	56,157	48,779	177,882	130,148
Asia Pacific and rest of the world	24,028	19,775	75,816	52,069

	$179,367	$191,681	$581,985	$529,528

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	September 28, 2008	December 31, 2007
United States	$18,291	$9,459
EMEA	541	578
Asia Pacific and rest of the world	1,571	1,168

	$20,403	$11,205

Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Ingram Micro, Inc.	13%	19%	13%	18%
Tech Data Corporation	11%	14%	11%	14%
All others individually less than 10% of net revenue	76%	67%	76%	68%

	100%	100%	100%	100%

11. Commitments and Contingencies

Litigation and Other Legal Matters

NETGEAR v. CSIRO

In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (“CSIRO”), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of the Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a and 802.11g wireless LAN standards infringe its patent. In July 2006, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit

denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc., which Buffalo recently appealed and which has been partially remanded to the District Court. This action is in the final stages of discovery. The Company attended a court-mandated mediation in November 2007 but failed to resolve the litigation. The District Court held a June 26, 2008 claim construction hearing. On August 14, 2008, the District Court issued a claim construction order and denied a motion for summary judgment of invalidity. The District Court has scheduled an April 13, 2009 jury trial.

Linex Technologies v. NETGEAR

In June 2007, a lawsuit was filed against the Company by Linex Technologies, Inc. (“Linex”), a patent-holding company organized under the laws of Delaware, in the U.S. District Court, Eastern District of Texas. Linex alleges that the Company infringes U.S. Patent No. 6,757,322. Linex has accused certain of the Company’s wireless networking products incorporating multiple input/multiple output (MIMO) technology of infringement. Linex has also sued 14 other technology companies alleging similar claims of patent infringement. The Company filed its answer in the third quarter of 2007. This action is in the discovery phase. The parties attended a court-mandated mediation on August 26, 2008 but failed to resolve the litigation. The District Court has scheduled a January 15, 2009 claim construction hearing, and an April 12, 2010 jury trial.

Wi-Lan Inc. v. NETGEAR

In October 2007, a lawsuit was filed against the Company by Wi-Lan Inc. (“Wi-Lan”), a patent-holding company existing under the laws of Canada, in the U.S. District Court, Eastern District of Texas. Wi-Lan alleges that the Company infringes U.S. Patent Nos. 5,282,222, RE37,802 and 5,956,323. Wi-Lan has accused the Company’s wireless networking products compliant with the IEEE 802.11 standards and ADSL products compliant with the ITU G.992 standards of infringement. Wi-Lan has also sued 21 other technology companies alleging similar claims of patent infringement. The Company filed its answer in the first quarter of 2008. This action is now in the discovery phase. The District Court has scheduled a September 1, 2010 claim construction hearing, and a January 4, 2011 jury trial.

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Western District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company filed its answer in the first quarter of 2008. This action is in the final stages of discovery. The District Court held a claim construction hearing on August 15, 2008. On September 10, 2008, the District Court issued a claim construction order. The District Court has scheduled an April 27, 2009 jury trial.

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court for the District of South Carolina. OptimumPath alleges that the Company infringes U.S. Patent No. 7,035,281. OptimumPath has accused the Company’s wireless networking products of infringement. OptimumPath has also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office on October 13, 2008.

Network-1 Security Solutions, Inc. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Network-1 Security Solutions, Inc. (“Network-1”), a patent-holding company existing under the laws of the State of Delaware, in the U.S. District Court for the Eastern District of Texas. Network-1 alleges that the Company infringes U.S. Patent No. 6,218,930. Network-1 has alleged that the Company’s Ethernet products infringe their patents. Network-1 has also sued six other companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. The District Court has scheduled a December 3, 2009 claim construction hearing and a July 6, 2010 jury trial.

Fenner Investments Ltd. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Fenner Investments, Ltd. (“Fenner”), a patent-holding company existing under the laws of the State of Texas, in the U.S. District Court for the Eastern District of Texas. Fenner alleges that the Company infringes U.S. Patent No. 7,145,906 entitled “Packet Switching Node” and U.S. Patent No. 5,842,224 entitled “Method and Apparatus for Source Filtering Data Packets Between Networks of Differing Media”. Fenner has also sued six other companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. The District Court has scheduled a February 19, 2009 claim construction hearing and an October 13, 2009 jury trial. This action is in the discovery phase.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court for the Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 and 7,193,562 in the course of deploying Wi-Fi antenna array technology in its products. The Company filed its answer in the third quarter of 2008. Ruckus also sued Rayspan Corporation alleging similar claims of patent infringement. The Company and Rayspan Corporation jointly filed a request for inter partes reexamination of the Ruckus patents with the United States Patent and Trademark Office on September 4, 2008.

Rates Technology Inc. v. NETGEAR

In June 2008, a lawsuit was filed against the Company by Rates Technology Inc. (“Rates”), a company existing under the laws of the State of Delaware, in the U.S. District Court for the Southern District of New York. Rates alleges that the Company infringes U.S. Patent Nos. 5,425,085 and 5,519,769 by selling products for use in or as a part of VoIP internet telephone systems. On September 3, 2008, Rates dismissed the action against the Company without prejudice.

EZ4Media, Inc. v. NETGEAR

In June 2008, a lawsuit was filed against the Company by EZ4Media, Inc. (“EZ4Media”) in the U.S. District Court for the Northern District of Illinois. EZ4Media alleges that the Company’s digital media receivers infringe U.S. Patent Nos. 7,142,934, 7,142,935, 7,167,765 and 7,130,616. EZ4Media has also sued eight other companies alleging similar claims of patent infringement. The Company filed its answer and counterclaims in the third quarter of 2008.

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and thirty other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court for the Northern District of Alabama. Northpeak alleges that the Company infringes U.S. Patent Nos. 4,977,577 and 5,987,058. The Company is in the process of assessing the claims asserted by Northpeak.

IP Indemnification Claims

In addition, in its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties.

In December 2005, the Company received a request for indemnification from Charter Communications, Inc. (“Charter”), a direct customer, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Hybrid Patents, Inc. (“Hybrid”), a patent holding company. Hybrid alleged that Charter infringed U.S. Patent Nos. 5,586,121, 5,818,845, 6,104,727 and Re. 35,774. Hybrid alleged that products implementing the Data Over Cable Service Interface Specification (“DOCSIS”) standard, which are supplied to Charter by, among others, the Company, infringed these patents. In the third quarter of 2006, the Company together with a number of other equipment suppliers to Charter assumed the defense of the litigation. In the second quarter of 2007, a jury found that the Hybrid patents were not infringed by Charter. Hybrid filed similar lawsuits in the same jurisdiction against Comcast Corporation, Comcast of Dallas, LP, Time Warner Cable, Inc. and Cox Communications, Inc., all of whom are also customers of the Company. In May 2008, the Company, together with several co-defendants, agreed to settle the litigation as part of a group settlement with Hybrid. Without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to make a one-time payment of $450,000 for its portion of the settlement, in exchange for a fully paid perpetual license to all Hybrid patents, including those asserted in the lawsuit. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patents, the Company allocated $109,000 of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense in the three months ended March 30, 2008. Additionally, the Company allocated $341,000 of the settlement cost to prepaid royalties which is being recognized as a component of cost of revenue as the related products are sold.

In June 2006, the Company received a request for indemnification from Charter and Charter Communications Operating, LLC, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Rembrandt Technologies, L.P. (“Rembrandt”), a patent-holding company. Rembrandt alleges that Charter infringes U.S. Patent Nos. 5,243,627, 5,852,631, 5,719,858 and 4,937,819. Rembrandt alleges that products implementing the DOCSIS standard, which are supplied to Charter by, among others, the Company, infringe these patents. Rembrandt has also filed a similar lawsuit in the same jurisdiction against Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP. In November 2007, the Company along with Motorola, Inc., Cisco Systems, Inc., Scientific-Atlanta, Inc., ARRIS Group, Inc., Thomson, Inc. and Ambit Microsystems, Inc. filed a complaint for declaratory judgment in the U.S. District Court for the District of Delaware against Rembrandt, seeking a declaration that Rembrandt’s alleged patents are either invalid or not infringed. The action is currently in the discovery phase. The District Court held a claim construction hearing on August 5, 2008, and has scheduled a September 9, 2009 jury trial.

All of the above described claims against the Company, or filed by the Company, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Were an unfavorable outcome to occur, there exists the possibility it would have a material adverse impact on the Company’s financial position and results of operations for the period in which the unfavorable outcome occurs or becomes probable. In addition, the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including litigation related to intellectual property and employment matters.

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

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and small business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company adopted FSP SFAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for the three and nine months ended September 28, 2008 and the three and nine months ended September 30, 2007. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

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

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At September 28, 2008, the Company had $68.5 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 28, 2008.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 28, 2008.

12. Fair Value of Financial Instruments

The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Although there was no impact for adoption of SFAS 157 to the consolidated financial statements, the Company is now required to provide additional disclosures as part of its financial statements. In accordance with FSP 157-2, the Company deferred adoption of SFAS 157 as it relates to non-financial assets and liabilities measured at fair value on a nonrecurring basis. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of the Company’s financial instruments by the above SFAS 157 categories as of September 28, 2008:

	As of September 28, 2008
		Quoted market prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$130,285	$130,285	$—	$—
Available-for-sale securities (1)	10,148	10,148	—	—

Total	$140,433	$140,433	$—	$—

(1)	Included in short-term investments on the Company’s condensed consolidated balance sheet.

The Company’s investments in cash equivalents and available-for-sale securities are recorded at fair value based on quoted market prices in active markets.

The carrying value of other financial instruments, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

The Company monitors its investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. Any impairment loss deemed to be other than temporary is reported under “Other income (expense), net” in the consolidated statement of operations. No such impairment losses were reported in the periods presented.

13. Subsequent Events

The Company intends to acquire certain assets of privately-held CP Secure, Inc. (“CP Secure”) in the fourth quarter of 2008. Founded in 2002 and with an established engineering center in Nanjing, China, CP Secure is a leading provider of integrated security solutions that protect organizations from Internet-originated web and email based malware threats. Under the terms of the agreement, the Company will pay $14.0 million in cash for certain CP Secure assets. CP Secure may receive a total additional payout of up to $3.5 million in cash following closure of the acquisition if it achieves certain specified objectives in the next five years. The Company will account for the acquisition as a business combination using the purchase method.

On October 21, 2008, the Company’s Board of Directors authorized a program to repurchase up to 6,000,000 shares of the Company’s common stock. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for acquisitions, current stock price, and other factors. Under the program, the Company may repurchase shares from time to time on the open market. The Company will finance the repurchase program with available cash on hand. The stock repurchase program may be modified or discontinued at any time.

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

Our product line consists of wired and wireless devices that enable Ethernet networking, broadband access, network storage and network connectivity. These products are available in multiple configurations to address the needs of our end-users in each geographic region in which our products are sold.

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

Our net revenue decreased 6.4% from the three months ended September 30, 2007 to the three months ended September 28, 2008. The decrease in revenue was attributable principally to lower shipments of our broadband gateway products to existing service provider customers, as well as weakening demand for home wireless products. This decrease was offset partially by higher sales of switch products. Due to recent uncertainties in the global economy and financial markets worldwide, we believe that demand for consumer products may remain weakened from historical patterns until financial confidence returns to the market.

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

Our gross margin increased to 34.7% for the three months ended September 28, 2008, from 33.3% for the three months ended September 30, 2007. The increase in gross margin percentage was primarily attributable to decreased sales of relatively lower gross margin broadband gateway products to service providers, as well as relatively lower sales incentives expenditures, a reduction in end- user rebates, and a reduction in air freight expenses as a result of increased on-hand inventory levels. Operating expenses for the three months ended September 28, 2008 were $47.6 million, or 26.5% of net revenue, compared to $45.3 million, or 23.7% of net revenue, for the three months ended September 30, 2007.

Net income decreased $10.2 million, or 76.6%, to $3.1 million for the three months ended September 28, 2008, from $13.3 million for the three months ended September 30, 2007. This decrease was primarily attributable to a change in other income (expense), net, from an income of $1.7 million for the three months ended September 30, 2007, to an expense of $4.7 million for the three months ended September 28, 2008, due to transaction losses on foreign currency denominated accounts receivable in connection with a strengthening of the U.S. dollar. Additionally, operating expenses increased $2.3 million and gross profit decreased $1.5 million.

We intend to acquire certain assets of privately-held CP Secure, Inc. (“CP Secure”) in the fourth quarter of 2008. Founded in 2002 and with an established engineering center in Nanjing, China, CP Secure is a leading provider of integrated security solutions that protect organizations from Internet-originated web and email based malware threats. Under the terms of the agreement, we will pay $14.0 million in cash for certain CP Secure assets. CP Secure may receive a total additional payout of up to $3.5 million in cash following closure of the acquisition if it achieves certain specified objectives in the next five years. We will account for the acquisition as a business combination using the purchase method.

On October 21, 2008, our Board of Directors authorized a program to repurchase up to 6,000,000 shares of our common stock. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for acquisitions, current stock price, and other factors. Under the program, we may repurchase shares from time to time on the open market. We will finance the repurchase program with available cash on hand. The stock repurchase program may be modified or discontinued at any time.

Results of Operations

The following table sets forth the consolidated statements of operations and the percentage change for the three and nine months ended September 28, 2008, with the comparable reporting periods in the preceding year.

	Three Months Ended			Nine Months Ended
	September 28, 2008	Percentage Change	September 30, 2007	September 28, 2008	Percentage Change	September 30, 2007
	(In thousands, except percentage data)			(In thousands, except percentage data)
Net revenue	$179,367	(6.4%)	$191,681	$581,985	9.9%	$529,528
Cost of revenue	117,074	(8.5)	127,903	389,420	11.3	349,766

Gross profit	62,293	(2.3)	63,778	192,565	7.1	179,762

Operating expenses:
Research and development	8,267	5.8	7,816	25,589	22.5	20,881
Sales and marketing	30,220	(0.9)	30,509	94,440	8.9	86,756
General and administrative	8,048	18.7	6,781	23,238	12.6	20,643
Restructuring	964	* *	—	964	* *	—
In-process research and development	—	* *	—	—	(100.0)	4,100
Litigation reserves, net	85	(57.9)	202	136	(32.7)	202

Total operating expenses	47,584	5.0	45,308	144,367	8.9	132,582

Income from operations	14,709	(20.4)	18,470	48,198	2.2	47,180
Interest income	976	(47.5)	1,860	3,528	(45.1)	6,424
Other income (expense), net	(4,653)	* *	1,732	(1,824)	* *	3,152

Income before income taxes	11,032	(50.0)	22,062	49,902	(12.1)	56,756
Provision for income taxes	7,929	(9.9)	8,796	24,509	5.0	23,336

Net income	$3,103	(76.6%)	$13,266	$25,393	(24.0%)	$33,420

**	Percentage change not meaningful.

The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net revenue	100%	100%	100%	100%

Cost of revenue	65.3	66.7	66.9	66.1

Gross margin	34.7	33.3	33.1	33.9

Operating expenses:
Research and development	4.6	4.1	4.4	3.9
Sales and marketing	16.9	15.9	16.2	16.4
General and administrative	4.5	3.6	4.0	3.9
Restructuring	0.5	0.0	0.2	0.0
In-process research and development	0.0	0.0	0.0	0.8
Litigation reserves, net	0.0	0.1	0.0	0.0

Total operating expenses	26.5	23.7	24.8	25.0

Income from operations	8.2	9.6	8.3	8.9
Interest income	0.6	1.0	0.6	1.2
Other income (expense), net	(2.6)	0.9	(0.3)	0.6

Income before income taxes	6.2	11.5	8.6	10.7
Provision for income taxes	4.5	4.6	4.2	4.4

Net income	1.7%	6.9%	4.4%	6.3%

Three Months Ended September 28, 2008 Compared to Three Months Ended September 30, 2007

Net Revenue

	Three Months Ended
	September 28, 2008	Percentage Change	September 30, 2007
	(In thousands, except percentage data)
Net revenue	$179,367	(6.4%)	$191,681

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9 and net changes in deferred revenue.

Net revenue decreased $12.3 million, or 6.4%, to $179.4 million for the three months ended September 28, 2008, from $191.7 million for the three months ended September 30, 2007. The decrease in revenue was attributable principally to lower shipments of our broadband gateway products to existing service provider customers, as well as weakening demand for home wireless products. This decrease was offset partially by higher sales of switch products. Due to recent uncertainties in the global economy and financial markets worldwide, we believe that demand for consumer products may remain weakened from historical patterns until financial confidence returns to the market.

In the three months ended September 28, 2008, net revenue generated within North America, Europe, the Middle-East and Africa (“EMEA”) and Asia Pacific was 41.1%, 45.5% and 13.4%, respectively, of our total net revenue. The comparable net revenue for the three months ended September 30, 2007 was 39.8%, 49.9% and 10.3%, respectively, of our total net revenue. The percentage change in net revenue compared to the prior year comparable quarter for North America, EMEA, and Asia Pacific was a 3.5% decrease, a 14.6% decrease, and a 21.5% increase, respectively. The decrease in EMEA was primarily due to decreased sales to service providers in that region. The increase in Asia Pacific was primarily due to increased sales to service providers in that region.

Cost of Revenue and Gross Margin

	Three Months Ended
	September 28, 2008	Percentage Change	September 30, 2007
	(In thousands, except percentage data)
Cost of revenue	$117,074	(8.5%)	$127,903
Gross margin percentage	34.7%		33.3%

Cost of revenue consists primarily of the following: the cost of finished products from our third party contract manufacturers; overhead costs including purchasing, product planning, inventory control, warehousing and distribution logistics; inbound freight; warranty costs associated with returned goods; write-downs for excess and obsolete inventory, and amortization expense of certain acquired intangibles. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including sales returns, changes in net revenues due to changes in average selling prices, end-user customer rebates and other sales incentives, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight, and charges for excess or obsolete inventory and transitions from older to newer products.

Cost of revenue decreased $10.8 million, or 8.5%, to $117.1 million for the three months ended September 28, 2008, from $127.9 million for the three months ended September 30, 2007. In addition, our gross margin increased to 34.7% for the three months ended September 28, 2008, from 33.3% for the three months ended September 30, 2007. The increase in gross margin percentage was primarily attributable to decreased sales of relatively lower gross margin broadband gateway products to service providers, as well as relatively lower sales incentives expenditures, a reduction in end-user rebates, and a reduction in air freight expenses as a result of increased on-hand inventory levels.

Operating Expenses

Research and Development

	Three Months Ended
	September 28, 2008	Percentage Change	September 30, 2007
	(In thousands, except percentage data)
Research and development expense	$8,267	5.8%	$7,816
Percentage of net revenue	4.6%		4.1%

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

Research and development expenses increased $451,000, or 5.8%, to $8.3 million for the three months ended September 28, 2008, from $7.8 million for the three months ended September 30, 2007. The increase was primarily attributable to increased costs of $372,000 related to product certifications and new project spending, as well as a $236,000 increase in facilities costs related to our new corporate headquarters in San Jose, California. Furthermore, outside services costs increased $144,000 as a result of increased product localization and documentation activities. Partially offsetting these increases were lower incentive compensation expenses of $363,000.

Sales and Marketing

	Three Months Ended
	September 28, 2008	Percentage Change	September 30, 2007
	(In thousands, except percentage data)
Sales and marketing expense	$30,220	(0.9%)	$30,509
Percentage of net revenue	16.9%		15.9%

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses. We believe that maintaining and building brand awareness is key to both net revenue growth and maintaining our gross margin. We also believe that maintaining widely available and high quality technical support is key to building and maintaining brand awareness. Accordingly, we expect sales and marketing expenses to decrease in absolute dollars during this time of global economic slowdown.

Sales and marketing expenses decreased $289,000, or 0.9%, to $30.2 million for the three months ended September 28, 2008, from $30.5 million for the three months ended September 30, 2007. Of this decrease, $997,000 was attributable to a reduction in payroll and other employee expenses primarily due to decreased employee sales commissions. Partially offsetting this decreases was increased facilities costs allocated to sales and marketing of $606,000 primarily related to our new corporate headquarters.

General and Administrative

	Three Months Ended
	September 28, 2008	Percentage Change	September 30, 2007
	(In thousands, except percentage data)
General and administrative expense	$8,048	18.7%	$6,781
Percentage of net revenue	4.5%		3.6%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for doubtful accounts and other corporate expenses. We expect a modest increase in general and administrative costs in absolute dollars related to increased infrastructure expenses.

General and administrative expenses increased $1.2 million, or 18.7%, to $8.0 million for the three months ended September 28, 2008, from $6.8 million for the three months ended September 30, 2007. The increase was primarily attributable to increased fees of $589,000 for outside legal and other professional services. Infrastructure costs increased $477,000 primarily due to higher software maintenance associated with our new enterprise resource planning software and increased office-related expenses. Additionally, stock-based compensation expense increased $313,000 to $1.0 million for the three months ended September 28, 2008, from $731,000 for the three months ended September 30, 2007. Partially offsetting these increases were higher information technology and facilities allocations to the other functional expense categories.

Restructuring

During the three months ended September 28, 2008, we expensed $964,000 related to excess facilities we ceased to use in Santa Clara and Fremont, California due to our relocation to a new corporate headquarters in San Jose. We did not incur any restructuring expense during the three months ended September 30, 2007. For a discussion of our restructuring expenses, please see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Litigation Reserves

During the three months ended September 28, 2008, we recorded a litigation reserve expense of $85,000 for estimated settlement costs. During the three months ended September 30, 2007, we recorded an expense of $202,000 for costs related to the settlement of the SercoNet v. NETGEAR lawsuit. SercoNet, Ltd. (“SercoNet”), a manufacturer of computer networking products, accused us of infringement with respect to certain of our switches, routers, modems, adapters, power line products and wireless access points. In October 2007, without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, we agreed to settle the litigation. For a detailed discussion of our litigation matters, please see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), net

	Three Months Ended
	September 28, 2008	September 30, 2007
	(In thousands)
Interest income	$976	$1,860
Other income (expense), net	(4,653)	1,732

Total interest income and other income (expense), net	$(3,677)	$3,592

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents net gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

Interest income decreased $884,000, or 47.5%, to $976,000 for the three months ended September 28, 2008, from $1.9 million for the three months ended September 30, 2007. The decrease in interest income was primarily attributable to a decrease in the average interest rate earned in the three months ended September 28, 2008 as compared to the three months ended September 30, 2007.

Other income (expense), net decreased $6.4 million to an expense of $4.7 million for the three months ended September 28, 2008, from income of $1.7 million for the three months ended September 30, 2007. The foreign exchange loss in the three months ended September 28, 2008 is due to the strengthening of the U.S. dollar against the Australian dollar, British pound, and euro in that period. We expect that we will experience further foreign exchange losses in the fourth quarter of 2008.

Provision for Income Taxes

The provision for income taxes decreased $867,000, or 9.9%, to $7.9 million for the three months ended September 28, 2008, from $8.8 million for the three months ended September 30, 2007. The effective tax rate was approximately 71.9% for the three months ended September 28, 2008 and approximately 39.9% for the three months ended September 30, 2007. The increase in the effective tax rate for the three months ended September 28, 2008 compared to the three months ended September 30, 2007 is primarily caused by increases in the mix of forecasted profits in jurisdictions with relatively higher tax rates for fiscal 2008 as compared to fiscal 2007. Additionally during the period we recorded an increase to tax expense resulting primarily from changes in estimates of prior year’s tax liabilities. For the same period, the rate is further adversely impacted by the cumulative effect of an increase in the effective tax rate forecasted for the year. Further, provisions in the U.S. federal tax law allowing taxpayers to claim credits related to research and development activities expired on December 31, 2007. No benefit has been recorded in the three months ended September 28, 2008 for these credits. On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008, the U.S. federal research and development credit provisions were retroactively reinstated to January 1, 2008. Accordingly, the credit for the full year will be recorded in the three months ending December 31, 2008.

Net Income

Net income decreased $10.2 million, or 76.6%, to $3.1 million for the three months ended September 28, 2008, from $13.3 million for the three months ended September 30, 2007. This decrease was primarily attributable to a change in other income (expense), net, from an income of $1.7 million for the three months ended September 30, 2007, to an expense of $4.7 million for the three months ended September 28, 2008, due to transaction losses on foreign currency denominated accounts receivable in connection with a strengthening of the U.S. dollar. Additionally, operating expenses increased $2.3 million and gross profit decreased $1.5 million.

Nine Months Ended September 28, 2008 Compared to Nine Months Ended September 30, 2007

Net Revenue

	Nine Months Ended
	September 28, 2008	Percentage Change	September 30, 2007
	(In thousands, except percentage data)
Net revenue	$581,985	9.9%	$529,528

Net revenue increased $52.5 million, or 9.9%, to $582.0 million for the nine months ended September 28, 2008, from $529.5 million for the nine months ended September 30, 2007. The increase in revenue was attributable to higher sales in several of our product categories. These include gateway and wireless router products sold to new and existing service provider customers, ReadyNAS products, which were acquired in connection with our acquisition of Infrant Technologies, Inc. (“Infrant”) in May 2007, and switch products. We have also experienced growth in sales of our home wireless products.

In the nine months ended September 28, 2008, net revenue generated within North America, EMEA and Asia Pacific was 39.3%, 47.7% and 13.0%, respectively, of our total net revenue. The comparable net revenue for the nine months ended September 30, 2007 was 38.6%, 51.6% and 9.8%, respectively, of our total net revenue. The increase in net revenue over the prior year comparable period for each region was 12.0%, 1.5% and 45.6%, respectively, of our total net revenue. The increase in North America was primarily attributable to the addition of Wal-Mart as a retailer in the U.S. The increase in Asia Pacific was primarily due to increased sales to service providers in that region.

Cost of Revenue and Gross Margin

	Nine Months Ended
	September 28, 2008	Percentage Change	September 30, 2007
	(In thousands, except percentage data)
Cost of revenue	$389,420	11.3%	$349,766
Gross margin percentage	33.1%		33.9%

Cost of revenue increased $39.6 million, or 11.3%, to $389.4 million for the nine months ended September 28, 2008, from $349.8 million for the nine months ended September 30, 2007. In addition, our gross margin decreased to 33.1% for the nine months ended September 28, 2008, from 33.9% for the nine months ended September 30, 2007, primarily attributable to increased sales of products carrying lower gross margins to service providers. Additionally, we incurred higher warranty costs associated with end-user warranty returns. These negative margin impacts were partially mitigated by certain gross margin improvements. Air freight expenses were reduced as a result of increased on-hand inventory levels. Also we were able to negotiate higher rebates from chip vendors. We also experienced a reduction in end-user rebates as well as relatively lower sales incentives expenditures.

Operating Expenses

Research and Development

	Nine Months Ended
	September 28, 2008	Percentage Change	September 30, 2007
	(In thousands, except percentage data)
Research and development expense	$25,589	22.5%	$20,881
Percentage of net revenue	4.4%		3.9%

Research and development expenses increased $4.7 million, or 22.5%, to $25.6 million for the nine months ended September 28, 2008, from $20.9 million for the nine months ended September 30, 2007. The increase was primarily attributable to increased salary, related payroll and other employee expenses of $1.3 million due to incremental headcount expenses related to the acquisition of Infrant. The increase in research and development expense was also due to an increase in non-recurring engineering of $1.1 million primarily due to incremental product development projects, as well as an increase in costs allocated to research and development from other functional expense categories of $821,000 resulting from increased facilities costs. Additionally, stock-based compensation expense increased $807,000 to $2.5 million for the nine months ended September 28, 2008, from $1.7 million for the nine months ended September 30, 2007.

Sales and Marketing

	Nine Months Ended
	September 28, 2008	Percentage Change	September 30, 2007
	(In thousands, except percentage data)
Sales and marketing expense	$94,440	8.9%	$86,756
Percentage of net revenue	16.2%		16.4%

Sales and marketing expenses increased $7.6 million, or 8.9%, to $94.4 million for the nine months ended September 28, 2008, from $86.8 million for the nine months ended September 30, 2007. Of this increase, $3.1 million was attributable to increased salary, related payroll and other employee expenses as a result of sales and marketing related headcount growth and increased commissions for the nine months ended September 28, 2008. Employee headcount increased by 10% to 285 employees as of September 28, 2008 as compared to 258 employees as of September 30, 2007. Most of our increase in headcount occurred in connection with our expansion in EMEA and Asia Pacific. We have continued to expand our geographic market presence with investments in sales resources, and incurred a $1.2 million increase in advertising, travel, and promotion expenses. An additional $1.5 million in facilities and information technology infrastructure costs were allocated to sales and marketing related to our new corporate headquarters and increased investments in software and systems. Furthermore, outbound freight increased $1.0 million, reflecting our higher sales volume. Additionally, stock-based compensation expense increased $245,000 to $2.6 million for the nine months ended September 28, 2008, from $2.3 million for the nine months ended September 30, 2007.

General and Administrative

	Nine Months Ended
	September 28, 2008	Percentage Change	September 30, 2007
	(In thousands, except percentage data)
General and administrative expense	$23,238	12.6%	$20,643
Percentage of net revenue	4.0%		3.9%

General and administrative expenses increased $2.6 million, or 12.6%, to $23.2 million for the nine months ended September 28, 2008, from $20.6 million for the nine months ended September 30, 2007. We incurred higher fees of $1.1 million for outside legal and other professional services. Furthermore, infrastructure costs increased $927,000 primarily due to higher software maintenance associated with our new enterprise resource planning software. We also incurred $538,000 in additional rent and depreciation expense, primarily related to higher rent at our new corporate headquarters. Additionally, stock-based compensation expense increased $852,000 to $3.0 million for the nine months ended September 28, 2008, from $2.1 million for the nine months ended September 30, 2007. Partially offsetting these increases was a reduction in incentive compensation expense of $394,000.

Restructuring

During the nine months ended September 28, 2008, we expensed $964,000 related to excess facilities we ceased to use in Santa Clara and Fremont, California due to our relocation to a new corporate headquarters in San Jose. We did not incur any restructuring expense during the nine months ended September 30, 2007. For a discussion of our restructuring expenses, please see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

In-process Research and Development

During the nine months ended September 30, 2007, we expensed $4.1 million for in-process research and development related to intangible assets purchased in our acquisition of Infrant. We did not incur any in-process research and development expense during the nine months ended September 28, 2008.

Litigation Reserves

During the nine months ended September 28, 2008, we recorded net litigation reserves expense of $136,000, comprised of an expense of $109,000 for costs related to the settlement of the patent-infringement lawsuit filed by Hybrid Patents, Inc. (“Hybrid”) against Charter Communications, Inc. (“Charter”) where we assumed the defense of the litigation after receiving a request for indemnification from Charter, an expense of $85,000 for estimated settlement costs on another matter, as well as a reduction in previously accrued legal settlement costs of $58,000.

During the nine months ended September 30, 2007, we recorded an expense of $202,000 for costs related to the settlement of the SercoNet v. NETGEAR lawsuit. SercoNet, Ltd. (“SercoNet”), a manufacturer of computer networking products, accused us of infringement with respect to certain of our switches, routers, modems, adapters, power line products and wireless access points. In October 2007, without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, we agreed to settle the litigation.

For a detailed discussion of our litigation matters, please see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), net

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(In thousands)
Interest income	$3,528	$6,424
Other income	(1,824)	3,152

Total interest income and other income	$1,704	$9,576

Interest income decreased $2.9 million, or 45.1%, to $3.5 million for the nine months ended September 28, 2008, from $6.4 million for the nine months ended September 30, 2007. The decrease in interest income was primarily attributable to a decrease in the average interest rate earned in the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007.

Other income (expense), net decreased $5.0 million, to an expense of $1.8 million for the nine months ended September 28, 2008, from income of $3.2 million for the nine months ended September 30, 2007. The foreign exchange loss in the nine months ended September 28, 2008 is due to the strengthening of the U.S. dollar against the Australian dollar, British pound, and euro in that period. We expect that we will experience further foreign exchange losses in the fourth quarter of 2008.

Provision for Income Taxes

The provision for income taxes increased $1.2 million, or 5.0%, to $24.5 million for the nine months ended September 28, 2008, from $23.3 million for the nine months ended September 30, 2007. The effective tax rate was approximately 49.1% for the nine months ended September 28, 2008 and approximately 41.1% for the nine months ended September 30, 2007. The increase in the effective tax rate for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007 is primarily caused by increases in the mix of forecasted profits in jurisdictions with relatively higher tax rates for fiscal 2008 as compared to fiscal 2007. Additionally during the period we recorded an increase to tax expense resulting primarily from changes in estimates of prior year’s tax liabilities. For the same period, the rate is further adversely impacted by the cumulative effect of an increase in the effective tax rate forecasted for the year. Further, provisions in the U.S. federal tax law allowing taxpayers to claim credits related to research and development activities expired on December 31, 2007. No benefit has been recorded in the nine months ended September 28, 2008 for these credits. On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008, the U.S. federal research and development credit provisions were retroactively reinstated to January 1, 2008. Accordingly, the credit for the full year will be recorded in the three months ending December 31, 2008.

Net Income

Net income decreased $8.0 million, or 24.0%, to $25.4 million for the nine months ended September 28, 2008, from $33.4 million for the nine months ended September 30, 2007. This decrease was primarily attributable to an increase in operating expenses of $11.8 million, a change in other income (expense), net of $5.0 million, from income of $3.2 million for the nine months ended September 30, 2007 to an expense of $1.8 million for the nine months ended September 28, 2008, and a decrease in interest income of $2.9 million. This decrease was offset by an increase in gross profit of $12.8 million.

Liquidity and Capital Resources

As of September 28, 2008, we had cash, cash equivalents and short-term investments totaling $202.2 million. Short-term investments accounted for $10.1 million of this balance.

Our cash and cash equivalents balance increased from $167.5 million as of December 31, 2007 to $192.1 million as of September 28, 2008. Operating activities during the nine months ended September 28, 2008 provided cash of $8.4 million, compared to $24.2 million in the nine months ended September 30, 2007. This decrease is primarily due to a greater increase in inventory levels in the nine months ended September 28, 2008 than in the nine months ended September 30, 2007. Investing activities during the nine months ended September 28, 2008 provided cash of $13.9 million, primarily from the net proceeds from the sale of short-term investments, offset by purchases of property and equipment amounting to $13.6 million. Purchases of property and equipment primarily consisted of approximately $5.0 million related to leasehold improvements to our new corporate headquarters and approximately $5.7 million related to our new enterprise resource planning software. During the nine months ended September 28, 2008, financing activities provided cash of $2.3 million, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.

Our days sales outstanding increased from 73 days as of December 31, 2007 to 76 days as of September 28, 2008.

Our accounts payable decreased from $55.3 million at December 31, 2007 to $46.4 million at September 28, 2008. The decrease of $8.9 million is primarily attributable to relative timing of payments.

Inventory increased by $42.7 million from $83.0 million at December 31, 2007 to $125.7 million at September 28, 2008. In the three months ended September 28, 2008 we experienced annualized ending inventory turns of approximately 3.7, down from approximately 6.5 in the three months ended December 31, 2007. This decrease is primarily attributable to our increase in inventory levels due to lower than expected demand for our products in the third quarter of 2008.

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At September 28, 2008, we had approximately $68.5 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.

The amount of capital we will need in the future will depend on many factors, including our capital expenditure and hiring plans to accommodate future growth, research and development plans, the levels of inventory and accounts receivable that we maintain, future demand for our products and related cost and pricing, the level of exercises of stock options and stock purchases under our employee stock purchase plan, and general economic conditions. Although we do not have any current plans or commitments beyond our planned $14.0 million acquisition of certain assets from CP Secure, from time to time, we do consider strategic investments to gain access to new technologies or the acquisition of products or businesses complementary to our business. Any acquisition or investment may require additional capital.

We have funded our business primarily through our operating activities, and we believe that our cash and cash equivalents, short-term investments and cash generated from operations will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our operations through at least the next 12 months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we would be required to fund our cash requirements through additional equity or debt financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of September 28, 2008 (in thousands):

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	Total
Operating leases	$5,062	$8,147	$14,054	$9,771	$37,034
Purchase obligations	68,513	—	—	—	68,513

	$73,575	$8,147	$14,054	$9,771	$105,547

Additionally, we intend to acquire certain assets of CP Secure in the fourth quarter of 2008. Under the terms of the agreement, we will pay $14.0 million in cash for certain CP Secure assets. CP Secure may receive a total additional payout of up to $3.5 million in cash following closure of the acquisition if it achieves certain specified objectives in the next five years.

As of September 28, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of September 28, 2008, the liability for uncertain tax positions, net of federal effect on tax issues, is $12.1 million. The timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. Our critical accounting policies have not materially changed during the nine months ended September 28, 2008.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We have not hedged currency exposures historically, however, we have implemented a hedging program in November 2008. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. In the second quarter of 2005 we began to invoice some of our international customers in foreign currencies including but not limited to, the euro, British pound, Japanese yen and the Australian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies. As of September 28, 2008, we had net receivables in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $3.8 million to net income at September 28, 2008. For the three and nine months ended September 28, 2008, 26.0% and 31.0%, respectively, of total net revenue was earned in currency other than U.S. dollars.

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

Changes in internal control over financial reporting. During the third quarter of 2008, the Company implemented a new enterprise resource planning (“ERP”) system. The Company will continue to enhance its ERP system through the remainder of 2008 and beyond. The Company has modified and will continue modifying the design and documentation of internal controls processes and procedures relating to the new system as appropriate and necessary to supplement and complement existing internal controls over financial reporting.

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

This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our 2007 Annual Report on Form 10-K and in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 29, 2008.

We expect our operating results to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	problems with the initial deployment and operations of our new financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products that would adversely impact our margins;

•	unanticipated shift in profit by geographical region that would adversely impact our tax rate;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	challenges associated with integrating acquisitions that we make;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	seasonal patterns of higher sales during the second half of our fiscal year, particularly retail-related sales in our fourth quarter;

•	delay or failure of our service provider customers to purchase at the volumes that we forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	our customers’ inability to pay for purchased goods in a timely fashion;

•	bad debt exposure as we expand into new international markets; and

•	any changes in accounting rules.

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

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the small business market include 3Com, Allied Telesyn, Buffalo, Dell, D-Link, Hewlett-Packard, Huawei, the Linksys division of Cisco Systems, Nortel Networks and SonicWALL. Our principal competitors in the home market include Apple, Belkin, D-Link and the Linksys division of Cisco Systems. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Comtrend, Motorola, Sagem, Scientific Atlanta, a Cisco company, ZyXEL, Thomson and 2Wire. Other current and potential competitors include numerous local vendors such as Siemens and AVM in Europe, Corega and Melco in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition has intensified in our industry. We have reduced, and expect to continue to reduce, our average sales prices. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. These companies could devote more capital resources to develop, manufacture and market competing products than we could. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

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

Our business is subject to the risks of international operations.

We derive a significant portion of our revenue from international operations. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. dollar versus local currencies. Margins on sales of our products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations.

We are exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could harm our financial results and cash flows.

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Although a portion of our international sales are currently invoiced in United States dollars, we have implemented and continue to implement for certain countries both invoicing and payment in foreign currencies. Our primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in Europe, Japan and Australia and certain parts of Asia and non-U.S. dollar denominated operating expenses incurred throughout the world. Weaknesses in foreign currencies as compared to the U.S. dollar could adversely affect demand for our products and the U.S. dollar value of our foreign currency-denominated sales. Conversely, a strengthening in these and other foreign currencies could cause us to modify international pricing and affect the value of our foreign denominated sales and may also increase the cost of product components.

We implemented a hedging program in November 2008 to hedge certain exposures to fluctuations in foreign currency exchange rates. However, the use of such hedging activities may not offset any or more than a portion of the adverse financial effect resulting from unfavorable movements in foreign exchange rates.

The average selling prices of our products typically decrease rapidly over the sales cycle of the product, which may negatively affect our gross margins.

Our products typically experience price erosion, a fairly rapid reduction in the average unit selling prices over their respective sales cycles. In order to sell products that have a falling average unit selling price and maintain margins at the same time, we need to continually reduce product and manufacturing costs. To manage manufacturing costs, we must collaborate with our third party manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully manage the price paid for components used in our products. We must also successfully manage our freight and inventory costs to reduce overall product costs. We also need to continually introduce new products with higher sales prices and gross margins in order to maintain our overall gross margins. If we are unable to manage the cost of older products or successfully introduce new products with higher gross margins, our net revenue and overall gross margin would likely decline.

We are currently involved in various litigation matters and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These include third parties who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see “Legal Proceedings,” contained in Part I, Item 1, Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements, which information is incorporated into this Item 1A by reference. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could result in material losses.

Most of our sales are on an open credit basis, with typical payment terms of 30 to 60 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer financial viability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts.

In the past, there have been bankruptcies amongst our customer base. Although any resulting loss has not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the degree that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, our customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

If we fail to successfully overcome the challenges associated with profitably growing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.

We sell a substantial portion of our products through broadband service providers worldwide. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. These challenges include a longer sales cycle, more stringent product testing and validation requirements, a higher level of systems and networking engineering support demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and our general inexperience in selling to service providers. Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin guidance for a particular period of time and therefore adversely affect our stock price. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen a slowdown in capital expenditures by certain of our service provider customers, and believe there may be potential for a broader slowdown in the global service provider market in the next few quarters. Any slowdown in the general economy, over capacity, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.

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

Weakening economic conditions in certain geographic areas can adversely impact our operating results.

The direction and strength of certain economies, particularly the economies of the United States and Europe, have recently become increasingly uncertain due to rising energy prices, the availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, market liquidity, and geopolitical uncertainties. If economic growth in the United States and the other geographic areas in which we do business is slowed, the ability of our suppliers to finance their activities may be negatively impacted, our customers may delay or reduce technology spending and our distributors may delay or reduce their orders to us. In addition, if our distributors, retailers, service providers and other customers experience degradation in their ability to obtain credit, they may be unable to meet their payment obligations to us. Each of these factors would likely have an adverse impact on our operating results.

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

We have recently upgraded our financial, demand planning and operational management systems. If we experience problems with the initial deployment and operation of these new systems, our business and operations will be adversely affected.

We have recently upgraded our financial and enterprise resource planning systems. We have invested, and will continue to invest, significant capital and human resources in their design and implementation, which may be disruptive to our underlying business. If we experience any disruptions or delays in their implementation, our ability to fulfill customer orders, bill and track our customers, fulfill contractual obligations, accurately report our financials and otherwise run our business could be adversely affected. Even if we do not encounter these adverse effects, the implementation of the new systems may be much more costly than we anticipated. If we are unable to successfully implement the new information technology systems as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal quarter ended September 28, 2008, sales to Ingram Micro and its affiliates accounted for 13% of our net revenue and sales to Tech Data and its affiliates accounted for 11% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

As a result of our acquisitions, we have significant goodwill and amortizable intangible assets recorded on our balance sheet. Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill or amortizable intangible assets may not be recoverable include market conditions, operating fundamentals, competition and general economic conditions. We may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill or amortizable intangible assets be determined resulting in an adverse impact on our results of operations.

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

Changes in our tax rates could affect our future results.

Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation. As a result our effective tax rates are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our effective tax rates were to increase significantly, our quarterly and annual results would be negatively impacted and the price of our stock could decline. As a result, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. In addition, our future operating results may fall below the expectations of public market analysts or investors. In that event, our stock price could decline significantly.

We depend on a limited number of third party manufacturers for substantially all of our manufacturing needs. If these third party manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may suffer.

All of our products are manufactured, assembled, tested and generally packaged by a limited number of original design manufacturers (“ODMs”), contract manufacturers (“CMs”) and original equipment manufacturers (“OEMs”). We rely on our manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third party manufacturers. Some of these third party manufacturers produce products for our competitors. Due to weakening economic conditions, the viability of some of these third party manufacturers may be at risk. The loss of the services of any of our primary third party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming.

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

We recently moved into a new corporate headquarters in the third quarter of 2008. If we cannot retain sub lessees for the remaining lease term of our old facilities, then we will be forced to take an additional charge related to such excess space.

We recently moved into our new corporate headquarters in the third quarter of 2008. The existing lease on our former Santa Clara corporate headquarters does not expire until the end of 2010 and the existing lease on our Fremont facility does not expire until the end of October 2009. We intend to sublease these facilities during the remaining terms of their respective leases. If we are unsuccessful in retaining sub lessees, then we will have to take an additional charge associated with such excess space.

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

We depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.

The loss of recurring orders from any of our more significant customers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins.

Although our financial performance may depend on large, recurring orders from certain customers and resellers, we do not generally have binding commitments from them. For example:

•	our reseller agreements generally do not require substantial minimum purchases;

•	our customers can stop purchasing and our resellers can stop marketing our products at any time; and

•	our reseller agreements generally are not exclusive and are for one-year terms, with no obligation of the resellers to renew the agreements.

Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from, customers and resellers, or the loss of any significant customer or reseller, could harm or otherwise disrupt our business. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend on large orders from a small number of customers.

We are required to expense equity compensation given to our employees, which could reduce our reported earnings, could significantly impact our operating results in future periods and could reduce our stock price and our ability to effectively utilize equity compensation to attract and retain employees.

We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives. Since adoption of this standard, effective January 1, 2006, we have experienced a substantial increase in compensation costs, and the accounting change could further significantly impact our operating results in future periods. The adoption of this standard could require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations. Each of these results could materially and adversely affect our business.

We are exposed to credit risk and fluctuations in the market values of our investment portfolio.

Although we have not recognized any material losses on our cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. Additionally, our overall investment portfolio is often concentrated in the financial sector. If these issuers default on their obligations or their credit ratings are negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors, the value of our cash equivalents and short-term investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results.

Economic conditions, political events, war, terrorism, public health issues, natural disasters and other circumstances could materially adversely affect us.

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

We depend significantly on worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. Factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior.

In addition, war, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from its suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers.

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

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information Holders

None.

Item 6.     Exhibits

Exhibit Number	Description

10.1	Asset Purchase Agreement, By and Among CP Secure International Holding Limited, the Stockholders Thereof and NETGEAR, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC. Registrant

/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 7, 2008

Exhibit Index

Exhibit Number	Description

10.1	Asset Purchase Agreement, By and Among CP Secure International Holding Limited, the Stockholders Thereof and NETGEAR, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer