Form 10-K
period 2008-12-31
NETGEAR, INC
filed 2009-03-04
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 27, 2008 was approximately $378,612,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 27, 2008 (the last business day of the Registrant’s most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director and each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 34,376,650 shares as of February 17, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

This Annual Report on Form 10-K (“Form 10-K”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in Part I, Item 1A below, and elsewhere in this Form 10-K, including, among other things: the future growth of the small business and home markets; speed of adoption of wireless networking worldwide; our business strategies and development plans; our successful introduction of new products and technologies; future operating expenses and financing requirements; and competition and competitive factors in the small business and home markets. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Form 10-K are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Form 10-K.

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

We were incorporated in Delaware on January 8, 1996. Our principal executive offices are located at 350 East Plumeria Drive, San Jose, California 95134, and our telephone number at that location is (408) 907-8000. We file reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, in accordance with the Exchange Act. You may read and copy our reports, proxy statements and other information filed by us at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. Our filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov, and, as soon as practicable after such reports are filed with the SEC, free of charge through a hyperlink on our Internet website at http://www.netgear.com. Information contained on these websites is not a part of this Form 10-K.

Markets

Our goal is to be the leading provider of innovative networking products to the small business and home markets. A number of factors are driving today’s demand for networking products within small businesses and homes. As the number of computing devices, such as PCs, has increased in recent years, networks are being deployed in order to share information and resources among users and devices. This information and resource sharing occurs internally, through a local area network, or externally, via the Internet. To take advantage of complex applications, advanced communication capabilities and rich multimedia content, users are upgrading their Internet connections by deploying high-speed broadband access technologies. Users also seek the convenience and flexibility of operating their PCs, laptops and related computing devices and accessing their content in a more mobile, or wireless, manner. Finally, as the usage of networks, including the Internet, has increased, users have become much more focused on the security of their connections and the protection of the data within their networks.

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

We derive the majority of our net revenue from international sales. International sales as a percentage of net revenue decreased from 62% in 2007 to 60% in 2008. The table below sets forth our net revenue by major geographic region.

	2008	Percentage Change	2007	Percentage Change	2006
	(In thousands, except percentage data)
United States	$297,641	9%	$273,695	24%	$220,440
EMEA	354,058	(7)%	380,354	28%	298,234
Asia Pacific and rest of world	91,645	24%	73,738	34%	54,896

	$743,344	2%	$727,787	27%	$573,570

Net revenues from significant customers as a percentage of our total net revenues for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
	2008	2007	2006
Ingram Micro, Inc.	14%	17%	19%
Tech Data Corporation	11%	14%	16%

Product Offerings

Our product line consists of wired and wireless devices that enable Ethernet networking, broadband access, network connectivity, network storage and security appliances. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold.

Ethernet networking. Ethernet is the most commonly used wired network protocol for connecting devices in today’s home and small-office networks. Products that enable Ethernet networking include:

•	switches, which are multiple port devices used to network PCs and peripherals;

•	network interface cards, adapters and bridges, that enable PCs and other equipment to be connected to a network;

•	Internet Security Appliances, which provide Internet access through capabilities such as anti-virus and anti-spam.

Broadband Access. Broadband is a transmission medium capable of moving more digital content over public high speed networks than traditional low speed telephone lines. Products that enable broadband access include:

•	routers, which connect the home or office networks to the Internet via broadband modems;

•	gateways, which are routers with integrated modems, for Internet access;

•	IP telephony products, used for transmitting voice communications over a network; and

•	wireless gateways, or gateways that include an integrated wireless access point.

Network Connectivity. Products that enable network connectivity and resource sharing include:

•	wireless access points, which provide a wireless link between a wired network and wireless devices;

•	wireless network interface cards and adapters, which enable devices to be connected to the network wirelessly;

•	media adapters, which connect non PC entertainment devices such as TVs, audio players, and game consoles to a network;

•	wi-fi phones, which enable users to make voice calls over the Internet;

•	network attached storage, which enables file sharing among multiple PCs and media adapters over a local area network; and

•	powerline adapters and bridges, which enable devices to be connected to the network over existing electrical wiring.

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

Our products that target the small business market are designed with an industrial appearance, including metal cases, and for some product categories, the ability to mount the product within standard data networking racks. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a small business user. For example, we offer data transfer rates up to ten Gigabit per second for our business products to meet the higher capacity requirements of business users. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. Security requirements within our products for small business broadband access include firewall, virtual private network and content threat management capabilities that allow for secure interactions between remote offices and business headquarter locations over the Internet. Our connectivity product offerings for the small business market include enhanced security and remote configurability often required in a business setting. Our ReadyNAS® family of network attached storage products implements redundant array of independent disks data protection, enabling small businesses to store and protect critical data easily, efficiently and intelligently.

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

Competition

The small business and home networking markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•

within the small business networking market, companies such as 3Com Corporation, Allied Telesyn International, Buffalo, Inc., Dell Computer Corporation, D-Link, Hewlett-Packard Company, the Linksys division of Cisco Systems, Baracuda Networks, Inc. and SonicWALL, Inc.; and

•	within the home networking market, companies such as Apple Inc., Belkin Corporation, D-Link, and the Linksys division of Cisco Systems.

Other current competitors include numerous local vendors such as Siemens Corporation, Devolo and AVM in Europe, Corega International SA and Melco, Inc. in Japan and TP-Link in China, and broadband equipment suppliers such as Actiontec Electronics, Inc., ARRIS Group, Inc., Comtrend Corporation, Huawei Technologies Co. Ltd., Motorola, Inc., Sagem Corporation, Scientific Atlanta—a Cisco company, Thomson Corporation and

2Wire, Inc. Our potential competitors include consumer electronics vendors and telecommunications equipment vendors who could integrate networking capabilities into their line of products, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers.

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

To remain competitive, we believe we must invest significant resources in developing new products and enhancing our current products while continuing to expand our sales channels and maintaining customer satisfaction worldwide.

Research and Development

As of December 31, 2008, we had 158 employees engaged in research and development. We believe that our success depends on our ability to develop products that meet changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate new third party technologies, develop new in-house technologies, and develop and test new products. Our research and development employees work closely with our technology and manufacturing partners to bring our products to market in a timely, high quality and cost-efficient manner.

We identify, qualify or self-develop new technologies, and we work closely with our various technology suppliers and manufacturing partners to develop products using one or more of the development methodologies described below.

ODM. Under the original design manufacturer, or ODM, methodology, which we use for most of our product development activities, we define the product concept and specification and perform the technology selection. We then coordinate with our technology suppliers while they develop the chipsets, software and detailed circuit designs. On certain new products, one or more subsystems of the design can be done in-house and then integrated in with the remaining design pieces from the ODM. Once prototypes are completed, we work with our partners to complete the debugging and systems integration and testing. Our ODMs are responsible for conducting all of the regulatory agency approval processes required for each product. After completion of the final tests, agency approvals and product documentation, the product is released for production.

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

IN-HOUSE DEVELOPMENT. Under the in-house development model, one or more subsystems of the product are designed and developed utilizing the NETGEAR engineering team. Under this model some of the primary technology is developed in-house. We then work closely with either an ODM or a contract manufacturer to complete the development of the entire design, perform the necessary testing, and obtain regulatory approvals before the product is released for production.

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

Our internal research and development efforts focus on developing and improving the usability, reliability, functionality, cost and performance of our products. Our total research and development expenses were $33.8 million in 2008, $28.1 million in 2007 and $18.4 million in 2006.

Manufacturing

Our primary manufacturers are Cameo Communications Inc., Delta Networks Incorporated, Hon Hai Precision Industry Co., Ltd. (more commonly known as Foxconn Corporation), SerComm Corporation, Kepro, and Unihan Corporation (which was spun out of ASUSTek Computer, Inc. in January 2008), all of which are headquartered in Taiwan. The actual manufacturing of our products occurs primarily in mainland China, with pilot and low-volume manufacturing in Taiwan on a select basis. We distribute our manufacturing among these key suppliers to avoid excessive concentration with a single supplier. In addition to their responsibility for the manufacturing of our products, our manufacturers purchase all necessary parts and materials to produce complete, finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Hong Kong and mainland China. They are responsible for auditing and inspecting process and product quality on the premises of our ODMs, CMs and OEMs.

We currently outsource warehousing and distribution logistics to four third-party providers who are responsible for warehousing, distribution logistics and order fulfillment. In addition, these parties are also responsible for some configuration and re-packaging of our products including bundling components to form kits, inserting appropriate documentation, disk drive configuration, and adding power adapters. APL Logistics Americas, Ltd. in City of Industry, California serves the Americas region, Kerry Logistics Ltd. in Hong Kong serves the Asia Pacific region, and DSV Solutions B.V. and ModusLink BV in the Netherlands serve the the United States and Europe, Middle-East and Africa, or EMEA, region.

Sales and Marketing

As of December 31, 2008, we had 266 employees engaged in sales and marketing. We work directly with our customers on market development activities, such as co-advertising, in-store promotions and demonstrations, instant rebate programs, event sponsorship and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our product marketing and corporate marketing groups.

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

We conduct most of our international sales and marketing operations through NETGEAR International Ltd., our wholly-owned subsidiary which operates via sales and marketing subsidiaries and branch offices worldwide.

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

Employees

As of December 31, 2008, we had 579 full-time employees, with 266 in sales, marketing and technical support, 158 in research and development, 65 in operations, and 90 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Website Posting of SEC Filings

Our website provides a link to our SEC filings, which are available on the same day such filings are made. The specific location on the website where these reports can be found is http://investor.netgear.com/sec.cfm. Our website also provides a link to Section 16 filings which are available on the same day as such filings are made.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers (who are subject to Section 16 of the Securities Exchange Act of 1934) as of February 17, 2009.

Name	Age	Position
Patrick C.S. Lo	52	Chairman and Chief Executive Officer
Mark G. Merrill	54	Chief Technology Officer
Michael F. Falcon	52	Senior Vice President of Operations
Christine M. Gorjanc	52	Chief Financial Officer
Andrew Kim	38	Vice President, Legal and Corporate Development
Charles T. Olson	53	Senior Vice President of Engineering
David Soares	42	Senior Vice President of Worldwide Sales
Michael A. Werdann	40	Vice President of Americas Sales

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

Mark G. Merrill has served as our Chief Technology Officer since January 2003. From September 1999 to January 2003, he served as Vice President of Engineering and served as Director of Engineering from September 1995 to September 1999. From 1987 to 1995, Mr. Merrill worked at SynOptics Communications, a local area networking company, which later merged with Wellfleet to become Bay Networks, where his responsibilities included system design and analog implementations for SynOptics’ first 10BASE-T products. Mr. Merrill received both a B.S. degree and an M.S. degree in Electrical Engineering from Stanford University.

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

Christine M. Gorjanc has served as our Chief Financial Officer since January 2008, as our Chief Accounting Officer since December 2006 and as our Vice President, Finance since November 2005. From September 1996 through November 2005, Ms. Gorjanc served as Vice President, Controller, Treasurer and Assistant Secretary for Aspect Communications Corporation, a provider of workforce and customer management solutions. From October 1988 through September 1996, she served as the Manager of Tax for Tandem Computers, Inc., a provider of fault-tolerant computer systems. Prior to that, she served in management positions at Xidex Corporation, a manufacturer of storage devices, and spent eight years in public accounting with a number of accounting firms. Ms. Gorjanc holds a B.A. in Accounting (with honors) from the University of Texas at El Paso and a M.S. in Taxation from Golden Gate University.

Andrew Kim has served as our Vice President, Legal and Corporate Development and Corporate Secretary since October 2008 and as our Associate General Counsel since March 2008. Prior to joining NETGEAR, Mr. Kim served as Special Counsel in the Corporate and Securities Department of Wilson Sonsini Goodrich & Rosati, where he represented public and private technology companies in a wide range of matters, including mergers and acquisitions, debt and equity financing arrangements, securities law compliance and corporate governance. In between two terms at Wilson Sonsini Goodrich & Rosati, he served as Partner in the Business and Finance Department of Schwartz Cooper Chartered in Chicago, Illinois, and was an Adjunct Professor of Entrepreneurship at the Illinois Institute of Technology. Mr. Kim holds a J.D. from Cornell Law School, and received a B.A. degree in history from Yale University.

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

David Soares has served as our Senior Vice President of Worldwide Sales since August 2004. Mr. Soares joined us in January 1998, and served as Vice President of EMEA sales from December 2003 to July 2004, EMEA Managing Director from April 2000 to November 2003, United Kingdom and Nordic Regional Manager from February 1999 to March 2000 and United Kingdom Country Manager from January 1998 to January 1999. Prior to joining us, Mr. Soares was at Hayes Microcomputer Products, a manufacturer of dial-up modems. Mr. Soares attended Ridley College, Ontario Canada.

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

Economic conditions are likely to materially adversely affect our revenue and results of operations.

Our business has been and may continue to be affected by a number of factors that are beyond our control such as general geopolitical economic and business conditions, conditions in the financial services markets, and changes in the overall demand for networking products. A severe and/or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Uncertainty about current global economic conditions could cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products.

The current economic crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. There could be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

If conditions in the global economy, U.S. economy or other key vertical or geographic markets remain uncertain or weaken further, such conditions could have a material adverse impact on our business, operating results and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

We are exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could harm our financial results and cash flows.

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our results of operations, financial position and cash flows. Although a portion of our international sales are currently invoiced in United States dollars, we have implemented and continue to implement for certain countries both invoicing and payment in foreign currencies. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales in Europe, Japan and Australia and certain parts of Asia and non-U.S. dollar denominated operating expenses incurred throughout the world. In addition, weaknesses in foreign currencies for U.S. dollar denominated sales could adversely affect demand for our products. Conversely, a strengthening in foreign currencies against the U.S. dollar could increase foreign currency denominated costs. As a result we may attempt to renegotiate pricing of existing contracts or request payment to be made in U.S. dollars. We cannot be sure that our customers would agree to renegotiate along these lines. This could result in customers eventually terminating contracts with us or in our decision to terminate certain contracts, which would adversely affect our sales.

We implemented a hedging program in November 2008 to hedge exposures to fluctuations in foreign currency exchange rates as a response to the risks of changes in the value of foreign currency denominated assets and liabilities. We may enter into foreign currency forward contracts or other instruments, the majority of which mature within approximately three months. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. In addition, our hedging program is not currently structured to reduce the impact, due to volatile exchange rates, on net revenues, gross profit and operating profit. Accordingly, the use of such hedging activities may not offset more than a portion of the adverse financial effect resulting from unfavorable movements in foreign exchange rates.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	disruptions or delays related to our new financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products that would adversely impact our margins;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	challenges associated with integrating acquisitions that we make;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	delay or failure of our service provider customers to purchase at the volumes that we forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	our customers’ inability to pay for purchased goods in a timely fashion;

•	bad debt exposure with our existing customers and as we expand into new international markets; and

•	any changes in accounting rules.

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

With the continuing uncertainty about economic conditions in the United States and abroad, there has been significant volatility in the market price and trading volume of securities of technology and other companies, which may be unrelated to the financial performance of these companies. These broad market fluctuations may negatively affect the market price of our common stock.

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

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the small business market include 3Com, Allied Telesyn, Buffalo, Dell, D-Link, Hewlett-Packard, the Linksys division of Cisco Systems and SonicWALL. Our principal competitors in the home market include Apple, Belkin, D-Link and the Linksys division of Cisco Systems. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Comtrend, Huawei, Motorola, Sagem, Scientific Atlanta—a Cisco company, ZyXEL, Thomson and 2Wire. Other current and potential competitors include numerous local vendors such as Devolo, Siemens and AVM in Europe, Corega and Melco in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition has intensified in our industry. Average sales prices have declined in the past and may continue to decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. These companies could devote more capital resources to develop, manufacture and market competing products than we could. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These include third parties who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class- action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 8 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this report, which information is incorporated into this Item 1A by reference. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims.

Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end-user. For example, in January 2008, we announced a voluntary recall of the XE103 Powerline Ethernet Adapter made for Europe and other countries using 220-240 volt power sources and sold individually or in a bundled kit. If our products contain defects or errors, or are found to be noncompliant with industry standards, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. In addition, our reputation and brand could be damaged, and we could face legal claims regarding our products. A product liability or other claim could result in negative publicity and harm our reputation, resulting in unexpected expenses and adversely impact our operating results. For instance, if a third party were able to successfully overcome the security measures in our products, such a person or entity could misappropriate customer data, third party data stored by our customers and other information, including intellectual property. In addition, the operations of our end user customers may be interrupted. If that happens, affected end-users or others may file actions against us alleging product liability, tort, or breach of warranty claims.

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

We sell a substantial portion of our products through broadband service providers worldwide. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. These challenges include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and our general inexperience in selling to service providers. Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. In certain cases, we may commit to fixed price long term purchase orders, with such orders priced in foreign currencies which could lose value over time in the event of adverse changes in foreign exchange rates. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin guidance for a particular period of time and therefore adversely affect our stock price. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen a slowdown in capital expenditures by certain of our service provider customers, and believe there may be potential for a broader slowdown in the global service provider market in the next few quarters. Any slowdown in the general economy, over capacity, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.

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

As part of undertaking an acquisition, we may also significantly revise our capital structure or operational budget, such as issuing common stock that would dilute the ownership percentage of our stockholders, assuming liabilities or debt, utilizing a substantial portion of our cash resources to pay for the acquisition or significantly increasing operating expenses. Our acquisitions have resulted and may in the future result in charges being taken in an individual quarter as well as future periods, which results in variability in our quarterly earnings. In addition, our effective tax rate in any particular quarter may also be impacted by acquisitions.

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

We have recently upgraded our financial and enterprise resource planning systems. We have invested, and will continue to invest, significant capital and human resources in their design and enhancement, which may be disruptive to our underlying business. We depend on these systems in order to timely and accurately process and report key components of our results of operations, financial position and cash flows. If the systems fail to operate appropriately or we experience any disruptions or delays in enhancing their functionality to meet current business requirements, our ability to fulfill customer orders, bill and track our customers, fulfill contractual obligations, accurately report our financials and otherwise run our business could be adversely affected. Even if we do not encounter these adverse effects, the integration of the new systems may be much more costly than we anticipated. If we are unable to successfully integrate the new information technology systems as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, especially in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. The labor unions for the ports in the west coast of the U.S. are now engaging in contract negotiation with the port operators. If the negotiation falters and results in strikes, it will severely impact our business. Since September 11, 2001, the rate of inspection of international freight by governmental entities has substantially increased, and has become increasingly unpredictable. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using air freight to meet unexpected spikes in demand, shifts in demand between product categories or to bring new product introductions to market quickly. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

We rely on a limited number of wholesale distributors for most of our sales, and if they refuse to pay our requested prices or reduce their level of purchases, our net revenue could decline.

We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the year ended December 31, 2008, sales to Ingram Micro and its affiliates accounted for 14% of our net revenue and sales to Tech Data and its affiliates accounted for 11% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a significant decline in our expected future cash flows or a sustained, significant decline in our stock price and market capitalization.

As a result of our acquisitions, we have significant goodwill and amortizable intangible assets recorded on our balance sheet. In addition, significant negative industry or economic trends, such as those that have occurred in the last six months, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill or amortizable intangible assets might be impaired. If, in any period like the fourth quarter of 2008, our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. In the fourth quarter of 2008, we recorded an impairment charge of $458,000 for the net carrying value of certain intangible assets acquired in connection with the Company’s 2006 acquisition of Skipjam Corp. due to the departure of a key employee responsible for managing the asset group as well as recent economic conditions. In conducting our annual impairment test for goodwill during the fourth quarter of 2008, our fair value exceeded the carrying value of our net assets by approximately 12%. As such, no goodwill impairment loss was recorded.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill or amortizable intangible assets be determined resulting in an adverse impact on our results of operations.

Our income tax provision and liability for uncertain tax positions may be insufficient if any taxing authorities are successful in asserting tax positions that are contrary to our positions.

Significant judgment is required to determine our provision for income taxes and liability for uncertain tax positions. In the ordinary course of our business, there may be matters for which the ultimate tax outcome is uncertain. Although we believe our approach to determining the appropriate tax treatment is reasonable, no assurance can be given that the final tax authority determination will not be materially different than that which is reflected in our income tax provision and liability for uncertain tax positions. Such differences could have a material adverse effect on our income tax provision or benefit and liability for uncertain tax positions in the period in which such determination is made and, consequently, on our results of operations for such period.

From time to time, we are audited by various federal, state and foreign authorities regarding tax matters. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposure, we maintain a liability for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”). However, if these accrued liabilities and/or reserves are insufficient upon completion of any audit process, there could be an adverse impact on our financial position and results of operations.

Changes in our tax rates could affect our future results.

Our future effective tax rates are affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation. As a result our effective tax rates are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our effective tax rates were to increase significantly, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Therefore, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. In addition, our future operating results may fall below the expectations of public market analysts or investors. In that event, our stock price could decline significantly.

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

We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to develop, sell, maintain and support technologically innovative products would be limited.

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

International sales comprise a significant amount of our overall net revenue. International sales were 60% of overall net revenue in fiscal 2008. We anticipate that international sales may grow as a percentage of net revenue. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:

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

•	difficulties and costs of staffing and managing foreign operations; and

•	changes in local tax laws.

We intend to expand our operations and infrastructure, which may strain our operations and increase our operating expenses.

We intend to expand our operations and pursue market opportunities domestically and internationally to grow our sales. We expect that this attempted expansion will require enhancements to our existing management information systems, and operational and financial controls. In addition, if we continue to grow, our expenditures will likely be significantly higher than our historical costs. We may not be able to install adequate controls in an efficient and timely manner as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management, operational and financial resources. In addition, if we grow internationally, we will have to expand and enhance our communications infrastructure. If we fail to continue to improve our management information systems, procedures and financial controls or encounter unexpected difficulties during expansion, our business could be harmed.

Governmental regulations of imports or exports affecting Internet security could affect our net revenue.

Any additional governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies could adversely affect our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. In response to terrorist activity, governments could enact additional regulation or restriction on the use, import, or export of encryption technology. This additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications, resulting in decreased demand for our products and services. In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the United States and the international Internet security market.

We recently moved into a new corporate headquarters in the third quarter of 2008. If we cannot retain sub lessees for the remaining lease term of our old facilities, then we will be forced to take an additional charge related to such excess space.

We recently moved into our new corporate headquarters in the third quarter of 2008. The existing lease on our former Santa Clara corporate headquarters does not expire until the end of 2010 and the existing lease on our Fremont facility does not expire until the end of October 2009. We have subleased a portion of these facilities and taken a restructuring charge for the balance of the lease costs. If any tenant moves out or is unable to meet its obligations to us, we would have to record an additional charge associated with such excess space.

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

We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives. As a result, we have experienced a substantial increase in compensation costs, and these charges could further significantly impact our operating results in future periods. This could require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations. Each of these results could materially and adversely affect our business.

We are exposed to credit risk and fluctuations in the market values of our investment portfolio.

Although we have not recognized any material losses on our cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. A substantial portion of our money market funds are insured by the U.S. Treasury’s temporary guarantee program, which expires in April 2009. If these financial institutions default on their obligations or their credit ratings are negatively impacted by liquidity issues, credit deterioration or losses, financial results, or other factors, the value of our cash equivalents and short-term investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results.

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

We depend significantly on worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. Factors that could influence the levels of consumer spending include increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior.

In addition, war, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers.

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

Our principal administrative, sales, marketing and research and development facilities currently occupy approximately 142,700 square feet in an office complex in San Jose, California, under a lease that expires in March 2018.

Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease entered into in February 2006 and expiring in December 2026. Our international sales personnel reside in local sales offices or home offices in Austria, Australia, Brazil, China, Czech Republic, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, New Zealand, Norway, Poland, Russia, Singapore, Spain, Sweden, Switzerland, the Netherlands, the United Arab Emirates, and the United Kingdom. We also have operations personnel using a leased facility in Hong Kong. We also maintain research and development facilities in Beijing, Guangzhou, Nanjing, and Shanghai, China, and in Taipei, Taiwan. From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth.

We use third parties to provide warehousing services to us, consisting of facilities in Southern California, Hong Kong and the Netherlands.

Item 3.	Legal Proceedings

The information set forth under Note 8 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

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

Fiscal Year Ended December 31, 2007	High	Low
First Quarter	$31.31	$25.00
Second Quarter	38.75	28.50
Third Quarter	41.33	25.85
Fourth Quarter	37.00	29.70

Fiscal Year Ended December 31, 2008	High	Low
First Quarter	$34.92	$18.58
Second Quarter	20.68	13.80
Third Quarter	17.50	12.41
Fourth Quarter	15.17	8.21

On February 17, 2009, there were 37 stockholders of record.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 about our common stock that may be issued upon the exercise of options and rights granted to employees or members of our Board of Directors under all existing equity compensation plans, including the 2000 Plan (which was terminated as to new grants in May 2003), the 2003 Stock Plan, the 2006 Long Term Incentive Plan, the 2006 Stand-Alone Stock Option Agreement and the 2003 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,081,753	(1)	$19.82	2,682,229	(2)
Equity compensation plans not approved by security holders	68,749	(3)	$19.16	—

Total	4,150,502		$19.81	2,682,229

(1)	Includes 1,580,422 shares outstanding under the 2003 Plan, 2,501,331 shares outstanding under the 2006 Plan and no outstanding shares under the 2003 Employee Stock Purchase Plan.
(2)	Includes 160,737 shares available for issuance under the 2003 Plan, 2,345,289 shares available for issuance under the 2006 Plan and 176,203 shares available for issuance under the 2003 Employee Stock Purchase Plan.
(3)	Consists of 68,749 shares outstanding under the 2006 Stand-Alone Stock Option Agreement.

Company Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from December 31, 2003 through December 31, 2008 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
NETGEAR, Inc.	$100.00	$113.57	$120.39	$164.17	$223.08	$71.36
NASDAQ Computer Index	$100.00	$103.25	$106.09	$112.61	$137.22	$73.15
NASDAQ Composite Index	$100.00	$108.59	$110.08	$120.56	$132.39	$78.72

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008-January 31, 2008	5,448	$28.79	—	—
February 1, 2008-February 29, 2008	—	—	—	—
March 1, 2008-March 31, 2008	—	—	—	—
April 1, 2008-April 30, 2008	—	—	—	—
May 1, 2008-May 31, 2008	1,403	18.40	—	—
June 1, 2008-June 30, 2008	—	—	—	—
July 1, 2008-July 31, 2008	—	—	—	—
August 1, 2008-August 31, 2008	—	—	—	—
September 1, 2008-September 30, 2008	—	—	—	—
October 1, 2008-October 31, 2008	174,341	8.95	173,000	5,827,000
November 1, 2008-November 30, 2008	995,780	10.52	995,780	4,831,220
December 1, 2008-December 31, 2008	805	11.15	—	4,831,220

	1,177,777	$10.38	1,168,780	4,831,220

On October 21, 2008, our Board of Directors authorized management to repurchase up to 6,000,000 shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and our share price. During the fiscal year ended December 31, 2008, we repurchased approximately 1.2 million shares or $12.0 million of common stock under this repurchase authorization. Additionally, we repurchased approximately 9,000 shares or $206,000 of common stock related to the lapse of restricted stock units during the year ended December 31, 2008.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with, the consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

We derived the selected consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008 and 2007 from our audited consolidated financial statements appearing elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004 from our audited consolidated financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$743,344	$727,787	$573,570	$449,610	$383,139
Cost of revenue(2)	502,320	485,180	379,911	297,911	260,318

Gross profit	241,024	242,607	193,659	151,699	122,821

Operating expenses:
Research and development(2)	33,773	28,070	18,443	12,837	10,316
Sales and marketing(2)	121,687	117,938	91,881	71,345	62,247
General and administrative(2)	31,733	27,220	20,905	14,559	14,905
Restructuring	1,929	—	—	—	—
In-process research and development	1,800	4,100	2,900	—	—
Litigation reserves, net	711	167	—	802	—

Total operating expenses	191,633	177,495	134,129	99,543	87,468

Income from operations	49,391	65,112	59,530	52,156	35,353
Interest income, net	4,336	8,426	6,974	4,104	1,593
Other income (expense), net	(8,384)	3,298	2,495	(1,770)	(560)

Income before income taxes	45,343	76,836	68,999	54,490	36,386
Provision for income taxes	27,293	30,882	27,867	20,867	12,921

Net income	$18,050	$45,954	$41,132	$33,623	$23,465

Net income per share:
Basic(1)	$0.51	$1.32	$1.23	$1.04	$0.77

Diluted(1)	$0.51	$1.28	$1.19	$0.99	$0.72

(1)	Information regarding calculation of per share data is described in Note 5 of the Notes to Consolidated Financial Statements.
(2)	Stock-based compensation expense was allocated as follows:

Cost of revenue	$864	$633	$430	$147	$163
Research and development	3,218	2,391	1,119	293	400
Sales and marketing	3,406	3,013	1,405	375	733
General and administrative	3,835	2,842	1,551	249	391

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$203,009	$205,343	$197,465	$173,656	$141,715
Working capital	$312,843	$311,082	$280,877	$230,416	$180,696
Total assets	$586,209	$551,109	$437,904	$356,297	$300,238
Total current liabilities	$176,505	$168,507	$143,482	$120,293	$115,044
Total stockholders’ equity	$390,958	$371,523	$294,422	$236,004	$185,194

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, DMRs, VARs, and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Fry’s Electronics, Radio Shack, Staples, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), and FNAC (France). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (MSOs), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which are Ingram Micro Inc. and Tech Data Corporation. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.

We have well developed channels in the United States and Europe, Middle-East and Africa, or EMEA, and are building a strong presence in the Asia Pacific and Latin American regions. We derive the majority of our net revenue from international sales. International sales as a percentage of net revenue decreased from 62% in 2007 to 60% in 2008. International sales decreased from $454.1 million in 2007 to $445.7 million in 2008, representing a decrease of approximately 1.8% during that period. We continue to penetrate new markets such as Brazil, Russia and Eastern Europe, India, and the Middle-East.

Our net revenue grew 2.1% during the year ended December 31, 2008 primarily attributable to increased shipments in our wireless-G products to existing service provider customers as well as sales of our ReadyNAS products, which were acquired in connection with our May 16, 2007 acquisition of Infrant Technologies, Inc. (“Infrant”). We have also experienced growth in wireless-N router sales. The growth was offset by a decrease in DSL gateway products sold.

The small business and home networking markets are intensely competitive and subject to rapid technological change. We expect our competition to continue to intensify. We believe that the principal competitive factors in the small business and home markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product performance, features, functionality and reliability, ease-of-installation, maintenance and use, and customer service and support. To remain competitive, we believe we must invest resources in developing new products and enhancing our current products while continuing to expand our channels and maintaining customer satisfaction worldwide.

The current recessionary environment and overall weakness in consumer demand will negatively impact net revenue in the coming year. We expect global sales to decline as weakness in the U.S. and United Kingdom is spreading to continental Europe and Australia. We anticipate further erosion of our gross and operating margins in the first quarter of 2009 due to our foreign currency business exposure. However, we foresee our operating margin improving in the second quarter of 2009 when our local currency pricing actions have had a chance to catch up with the strength of the rising U.S. dollar and our new products will have a meaningful margin impact. In the interim, we are taking immediate actions to reduce our cost structure and improve our operating margins. In this effort, we plan to reduce the variable components of employee compensation, reduce the base compensation of executives and country managers by 10%, forego bonuses for all executives and eligible employees in 2009, as well as reduce overall headcount through natural attrition.

Our gross margin decreased to 32.4% for the year ended December 31, 2008, from 33.3% for the year ended December 31, 2007, primarily attributable to sales of products carrying lower gross margins to service providers and the impact on our foreign currency denominated revenues due to the strengthening of the U.S. dollar, as well as higher warranty costs associated with end-user warranty returns. Additionally, inventory reserves increased primarily due to selling prices of certain products, primarily attributable to the strengthening of the U.S. dollar in locations where we bill in local currencies, falling below cost. These negative margin impacts were partially mitigated by reduced air freight expenses as a result of increased on-hand inventory levels, as well as reduced marketing expenses. Operating expenses for the year ended December 31, 2008 were $191.6 million, or 25.8% of net revenue, compared to $177.5 million, or 24.4% of net revenue, for the year ended December 31, 2007. This increase was primarily attributable to higher legal fees of $3.5 million, a $3.0 million increase in salary and other employee related expenses, and a $2.2 million increase in stock based compensation.

Net income decreased $27.9 million, or 60.7%, to $18.1 million for the year ended December 31, 2008, from $46.0 million for the year ended December 31, 2007. This decrease was primarily attributable to an increase in operating expenses of $14.1 million, a decrease in other income (expense), net, of $11.7 million, and a decrease in interest income, net, of $4.1 million. These decreases in pre-tax income were offset by a decrease in provision for income taxes of $3.6 million.

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

Revenue Recognition

Revenue from product sales is recognized at the time the product is shipped provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for some of our customers, title passes to the customer upon delivery to the port or country of destination, upon their receipt of the product, or upon the customer’s resale of the product. At the end of each fiscal quarter, we estimate and defer revenue related to product where title has not transferred. The revenue continues to be deferred until such time that title passes to the customer. We assess collectability based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the creditworthiness of the customer. If we determine that collection of the corresponding receivable is not reasonably assured, then we defer the revenue until receipt of payment.

Allowances for Product Warranties, Returns due to Stock Rotation, Price Protection, Sales Incentives and Doubtful Accounts

Our standard warranty obligation to our direct customers generally provides for a right of return of any product for a full refund in the event that such product is not merchantable or is found to be damaged or defective. At the time revenue is recognized, an estimate of future warranty returns is recorded to reduce revenue in the amount of the expected credit or refund to be provided to our direct customers. At the time we record the reduction to revenue related to warranty returns, we include within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. Our standard warranty obligation to end-users provides for replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. The estimated cost associated with fulfilling the warranty obligation to end-users is recorded in cost of revenue. Because our products are manufactured by third party manufacturers, in certain cases we have recourse to the third party manufacturer for replacement or credit for the defective products. We give consideration to amounts recoverable from our third party manufacturers in determining our warranty liability. Our estimated allowances for product warranties can vary from actual results and we may have to record additional revenue reductions or charges to cost of revenue which could materially impact our financial position and results of operations.

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

Sales incentives provided to customers are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9. Under these guidelines, we accrue for sales incentives as a marketing expense if we receive an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction of revenues. Our estimated provisions for sales incentives can vary from actual results and we may have to record additional expenses or additional revenue reductions dependent on the classification of the sales incentive.

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

Goodwill and intangibles

We apply SFAS No. 142, “Goodwill and Other Intangible Assets” and perform an annual goodwill impairment test. Should certain events or indicators of impairment occur between annual impairment tests, we will perform the impairment test as those events or indicators occur. For purposes of impairment testing, we have determined that we have only one reporting unit.

The goodwill impairment test involves a two-step process. In the first step, we estimate our fair value and compare the fair value with the carrying value of our net assets. If the fair value is greater than the carrying value of our net assets, then no impairment results. If the fair value is less than our carrying value, then we would perform the second step and determine the fair value of the goodwill. In this second step, the amount of impairment is determined by comparing the implied fair value to the carrying value of the goodwill in the same manner as if we were being acquired in a business combination. Specifically, we would allocate the fair value to all of our assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded to earnings in the Consolidated Statements of Operations.

In addition, we would evaluate goodwill for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include the following: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in the business climate; the testing for recoverability of a significant asset group; and slower growth rates.

In the fourth quarter of fiscal 2008, we completed the annual impairment test of goodwill. Our fair value was determined using a combination of the income approach and the market approach. Under the market approach, we utilized our own information as well as publicly available industry information to determine earnings multiples and revenue multiples that were used to value the Company. Under the income approach, we determined the fair value based on estimated future cash flows, discounted by an estimated weighted-average cost of capital, which reflects our overall level of inherent risk and the rate of return an outside investor would expect to earn. Determining our fair value is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.

Solely for the purpose of establishing inputs for the fair value calculation, we made the following assumptions. For the income approach, a 3% growth factor was used to calculate our terminal value and the discount rate was estimated at 20%. For the market approach, we applied a control premium of 30% which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to the Company. In conducting our impairment test in the fourth quarter of 2008, we determined the fair value of the Company exceeded the carrying value of our net assets by approximately 12%. No goodwill impairment loss was recognized in the years ended December 31, 2006, 2007, or 2008.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or earnings are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to five years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such conditions may include an economic downturn or a change in the assessment of future operations. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

In the fourth quarter of 2008, a key employee responsible for managing the asset group acquired in connection with our 2006 acquisition of Skipjam Corp. departed the Company. The departure of this employee, along with the recent economic environment, resulted in our decision to reduce efforts geared at marketing the related products. As a result, we performed an impairment analysis of these long-lived assets during the fourth quarter of 2008. Based on the results of the analysis, we recorded an impairment charge within cost of revenue in the Consolidated Statements of Operations of $458,000 for the net carrying value of intangibles acquired in connection with our 2006 acquisition of Skipjam Corp. During the years ended December 31, 2007 and 2006, there were no events or changes in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable from their undiscounted cash flows. Consequently, we did not perform an impairment test or record an impairment of our long-lived assets during those periods.

We will continue to evaluate the carrying value of our long-lived assets and if we determine in the future that there is a potential further impairment, we may be required to record additional charges to earnings which could affect our financial results.

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. As of December 31, 2008, we believe that all of our deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

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

Results of Operations

The following table sets forth the Consolidated Statements of Operations and the percentage change from the preceding year for the periods indicated:

	Year Ended December 31,
	2008	Percentage Change	2007	Percentage Change	2006
	(In thousands, except percentage data)
Net revenue	$743,344	2.1%	$727,787	26.9%	$573,570
Cost of revenue	502,320	3.5%	485,180	27.7%	379,911

Gross profit	241,024	(0.7)%	242,607	25.3%	193,659

Operating expenses:
Research and development	33,773	20.3%	28,070	52.2%	18,443
Sales and marketing	121,687	3.2%	117,938	28.4%	91,881
General and administrative	31,733	16.6%	27,220	30.2%	20,905
Restructuring	1,929	* *	—	* *	—
In-process research and development	1,800	(56.1)%	4,100	41.4%	2,900
Litigation reserves, net	711	325.7%	167	* *	—

Total operating expenses	191,633	8.0%	177,495	32.3%	134,129

Income from operations	49,391	(24.1)%	65,112	9.4%	59,530
Interest income, net	4,336	(48.5)%	8,426	20.8%	6,974
Other income (expense), net	(8,384)	* *	3,298	32.2%	2,495

Income before income taxes	45,343	(41.0)%	76,836	11.4%	68,999
Provision for income taxes	27,293	(11.6)%	30,882	10.8%	27,867

Net income	$18,050	(60.7)%	$45,954	11.7%	$41,132

**	Percentage change not meaningful as prior year basis is zero or a negative amount.

The following table sets forth the Consolidated Statements of Operations, expressed as a percentage of net revenue, for the periods presented:

	Year Ended December 31,
	2008	2007	2006
Net revenue	100%	100%	100%
Cost of revenue	67.6	66.7	66.2

Gross margin	32.4	33.3	33.8

Operating expenses:
Research and development	4.5	3.9	3.2
Sales and marketing	16.4	16.2	16.0
General and administrative	4.3	3.7	3.7
Restructuring	0.3	0.0	0.0
In-process research and development	0.2	0.6	0.5
Litigation reserves, net	0.1	0.0	0.0

Total operating expenses	25.8	24.4	23.4

Income from operations	6.6	8.9	10.4
Interest income, net	0.6	1.2	1.2
Other income (expense), net	(1.1)	0.5	0.4

Income before income taxes	6.1	10.6	12.0
Provision for income taxes	3.7	4.3	4.8

Net income	2.4%	6.3%	7.2%

Net Revenue

	Year Ended December 31,
	2008	Percentage Change	2007	Percentage Change	2006
	(In thousands, except percentage data)
Net revenue	$743,344	2.1%	$727,787	26.9%	$573,570

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9 and net changes in deferred revenue.

2008 Net Revenue Compared to 2007 Net Revenue

Net revenue increased $15.5 million, or 2.1%, to $743.3 million for the year ended December 31, 2008, from $727.8 million for the year ended December 31, 2007. We experienced lower net revenue in the second half of the year due to the economic downturn and the rapid strengthening of the U.S. dollar. The increase in total year revenue was attributable to higher sales in several of our product categories. These include wireless-G products sold to existing service provider customers and the full year sales of our ReadyNAS products, which were acquired in connection with our acquisition of Infrant in May 2007, as well as growth in wireless-N router sales. The growth was partially offset by a decrease in DSL gateway products sold.

Sales incentives that are classified as contra-revenue grew at a slower rate than overall gross sales, which further contributed to the increased net revenue.

For the year ended December 31, 2008 revenue generated in the United States, EMEA and Asia Pacific and rest of world was 40.1%, 47.6% and 12.3%, respectively. The comparable net revenue for the year ended December 31, 2007 was 37.6%, 52.3% and 10.1%, respectively. The change in net revenue over the prior year for each region amounted to an 8.7% increase, a 6.9% decrease, and a 24.3% increase, respectively.

2007 Net Revenue Compared to 2006 Net Revenue

Net revenue increased $154.2 million, or 26.9%, to $727.8 million for the year ended December 31, 2007, from $573.6 million for the year ended December 31, 2006. We continued to experience our seasonal pattern of higher net revenues in the second half of the year. The increase in revenue was attributable to higher sales in several of our product categories. These include DSL gateway and cable gateway products sold to new and existing service provider customers and stronger worldwide switch sales, the launch of our ReadyNAS products, which were acquired in connection with our acquisition of Infrant, and a full year of wireless-N router sales.

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

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2008	Percentage Change	2007	Percentage Change	2006
	(In thousands, except percentage data)
Cost of revenue	$502,320	3.5%	$485,180	27.7%	$379,911
Gross margin percentage	32.4%		33.3%		33.8%

Cost of revenue consists primarily of the following: the cost of finished products from our third party manufacturers; overhead costs including purchasing, product planning, inventory control, warehousing and distribution logistics; inbound freight; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; and amortization expense of certain acquired intangibles. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in net revenues due to changes in average selling prices, end-user customer rebates and other sales incentives, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight, conversion costs, and charges for excess or obsolete inventory.

2008 Cost of Revenue and Gross Margin Compared to 2007 Cost of Revenue and Gross Margin

Cost of revenue increased $17.1 million, or 3.5%, to $502.3 million for the year ended December 31, 2008, from $485.2 million for the year ended December 31, 2007. Our gross margin decreased to 32.4% for the year ended December 31, 2008, from 33.3% for the year ended December 31, 2007.

The decrease in gross margin was primarily attributable to sales of products carrying lower gross margins to service providers and the impact on our foreign currency denominated revenues due to the strengthening of the U.S. dollar, as well as higher warranty costs associated with end-user warranty returns. Additionally, inventory reserves increased primarily due to selling price declines of certain products. These declines were primarily attributable to the strengthening of the U.S. dollar in locations where we bill in local currencies. These negative margin impacts were partially mitigated by reduced air freight expenses as a result of increased on-hand inventory levels which allowed us to minimize the amount of higher cost air freight expense, as well as reduced marketing expenses.

Additionally, stock-based compensation expense increased $231,000 to $864,000 for the year ended December 31, 2008, from $633,000 for the year ended December 31, 2007.

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

Operating Expenses

Research and Development Expense

	Year Ended December 31,
	2008	Percentage Change	2007	Percentage Change	2006
	(In thousands, except percentage data)
Research and development expense	$33,773	20.3%	$28,070	52.2%	$18,443
Percentage of net revenue	4.5%		3.9%		3.2%

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

2008 Research and Development Expense Compared to 2007 Research and Development Expense

Research and development expenses increased $5.7 million, or 20.3%, to $33.8 million for the year ended December 31, 2008, from $28.1 million for the year ended December 31, 2007. The increase was primarily due to increased salary, related payroll and other employee expenses of $3.6 million primarily due to incremental headcount expenses related to the acquisition of Infrant in May 2007, which was partially offset by a decrease in employee performance compensation of $1.7 million. Employee headcount increased by 37% to 158 employees as of December 31, 2008 as compared to 115 employees as of December 31, 2007, primarily due to new employees obtained from the acquisition of certain assets of CP Secure International Holding Limited (“CP Secure”) in December 2008. The increase in research and development expense was also due to an increase in non-recurring engineering of $1.3 million primarily due to incremental product development projects, as well as an increase in costs allocated to research and development from other functional expense categories of $1.4 million primarily resulting from increased facilities costs primarily related to our new corporate headquarters in San Jose, California. Additionally, stock-based compensation expense increased $827,000 to $3.2 million for the year ended December 31, 2008, from $2.4 million for the year ended December 31, 2007.

2007 Research and Development Expense Compared to 2006 Research and Development Expense

Research and development expenses increased $9.7 million, or 52.2%, to $28.1 million for the year ended December 31, 2007, from $18.4 million for the year ended December 31, 2006. The increase was primarily due to higher salary and related payroll expenses of $4.8 million resulting from research and development headcount growth, including $292,000 of retention bonuses for certain employees associated with the acquisition of SkipJam Corp. (“SkipJam”) and $1.7 million related to higher headcount from the Infrant acquisition. Employee headcount increased by 85% to 115 employees as of December 31, 2007 as compared to 62 employees as of December 31, 2006, in part due to 26 employees obtained from the acquisition of Infrant. Other employee expenses increased by $800,000 due to contractor conversions in our China Engineering Center and recruiting costs. Rent expense increased $643,000 due to the expansion of our China Engineering Center. Furthermore, information technology infrastructure costs allocated to research and development increased $982,000 as a result of additional investments in software and systems in 2007 as well as relatively higher headcount which drove a higher allocation percentage to research and development. Additionally, stock-based compensation expense increased $1.3 million to $2.4 million for the year ended December 31, 2007, from $1.1 million for the year ended December 31, 2006.

Sales and Marketing Expense

	Year Ended December 31,
	2008	Percentage Change	2007	Percentage Change	2006
	(In thousands, except percentage data)
Sales and marketing expense	$121,687	3.2%	$117,938	28.4%	$91,881
Percentage of net revenue	16.4%		16.2%		16.0%

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses. In 2009 we believe sales and marketing expense will decrease as we implement cost savings efforts.

2008 Sales and Marketing Expense Compared to 2007 Sales and Marketing Expense

Sales and marketing expenses increased $3.8 million, or 3.2%, to $121.7 million for the year ended December 31, 2008, from $117.9 million for the year ended December 31, 2007. Of this increase, $2.8 million was attributable to increased salary, related payroll and other employee expenses as a result of sales and marketing related headcount growth, which was partially offset by a decrease in employee performance compensation of $1.7 million. Employee headcount increased from 260 employees as of December 31, 2007 to 266 employees as of December 31, 2008. Most of our increase in headcount occurred in connection with our expansion in EMEA and Asia Pacific. Furthermore, outbound freight increased $1.0 million, reflecting our higher unit volume sales, and costs allocated to sales and marketing from other functional expense categories increased $1.8 million due to increased facilities costs primarily related to our new corporate headquarters in San Jose, California. These increases were partially offset by lower advertising and promotion expenses.

2007 Sales and Marketing Expense Compared to 2006 Sales and Marketing Expense

Sales and marketing expenses increased $26.0 million, or 28.4%, to $117.9 million for the year ended December 31, 2007, from $91.9 million for the year ended December 31, 2006. Of this increase, $9.7 million was due to increased salary and payroll related expenses, including sales commissions, as a result of sales and marketing related headcount growth and increased commissions due to the revenue growth. Employee headcount increased from 207 employees as of December 31, 2006 to 260 employees as of December 31, 2007. More specifically, 47 of the 53 incremental employees related to expansion in EMEA and Asia Pacific. Outside service fees related to customer service and technical support increased by $3.8 million, in support of higher call volumes. We also incurred a $1.9 million increase in advertising and promotion expenses related to our expansion of marketing activities into new geographic regions. Outbound freight increased $3.2 million, reflecting our higher sales volume. Travel and entertainment increased $1.7 million and rent increased by $873,000 due to the higher headcount and expansion into new countries. Marketing costs classified as operating expenses remained relatively constant, as the majority of incremental marketing expenses related to rebates and other items classified as contra-revenue. Furthermore, information technology infrastructure costs allocated to sales and marketing increased $1.9 million as a result of additional investments in software and systems in 2007 as well as relatively higher headcount which drove a higher allocation percentage to sales and marketing. Additionally, stock-based compensation expense increased $1.6 million to $3.0 million for the year ended December 31, 2007, from $1.4 million for the year ended December 31, 2006.

General and Administrative Expense

	Year Ended December 31,
	2008	Percentage Change	2007	Percentage Change	2006
	(In thousands, except percentage data)
General and administrative expense	$31,733	16.6%	$27,220	30.2%	$20,905
Percentage of net revenue	4.3%		3.7%		3.7%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for doubtful accounts and other corporate expenses. In 2009 we expect general and administrative costs to increase slightly as compared to the year ended December 31, 2008.

2008 General and Administrative Expense Compared to 2007 General and Administrative Expense

General and administrative expenses increased $4.5 million, or 16.6%, to $31.7 million for the year ended December 31, 2008, from $27.2 million for the year ended December 31, 2007. The increase was primarily due to higher outside professional services, due to higher legal consulting expenses of $3.5 million. Furthermore, stock-based compensation expense increased approximately $1.0 million to $3.8 million for the year ended December 31, 2008, from $2.8 million for the year ended December 31, 2007. Overall general and administrative compensation costs were flat, as the increases in salary, related payroll and other employee expenses were offset by a decrease in employee performance compensation.

2007 General and Administrative Expense Compared to 2006 General and Administrative Expense

General and administrative expenses increased $6.3 million, or 30.2%, to $27.2 million for the year ended December 31, 2007, from $20.9 million for the year ended December 31, 2006. Employee headcount increased by 17% to 77 employees as of December 31, 2007 compared to 66 employees as of December 31, 2006. We also incurred a $3.1 million increase in fees for outside professional services, due to higher accounting, tax, legal and IT consulting expenses. Software and hardware maintenance increased by $644,000 primarily due to our new enterprise resource planning system. We experienced an increase in depreciation expense of $731,000 as compared to the previous year due to the continued investment in our finance and operations systems. Additionally, stock-based compensation expense increased approximately $1.2 million to $2.8 million for the year ended December 31, 2007, from $1.6 million for the year ended December 31, 2006. Offsetting these increases were higher IT and facilities allocations to research and development as well as sales and marketing due to relatively higher headcount growth in those areas.

Restructuring

During the year ended December 31, 2008, we expensed $965,000 related to the termination of employment of approximately 35 individuals on November 12, 2008. Additionally, we expensed $964,000 related to excess facilities we ceased to use in Santa Clara and Fremont, California due to our relocation to a new corporate headquarters in San Jose, California. For a detailed discussion of our restructuring expenses, please see Note 4 of the Notes to Consolidated Financial Statements.

We did not incur any restructuring expense during the year ended December 31, 2007 or 2006.

In-process Research and Development

During the year ended December 31, 2008, we expensed $1.8 million for in-process research and development (“in-process R&D”) related to intangible assets purchased in our acquisition of certain assets of CP Secure. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding this acquisition. The in-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses exist. We acquired two in-process R&D projects, both of which involved improvements to threat management characteristics of future products.

To date, there have been no significant differences between the actual and estimated results of the in-process R&D projects. We estimate that we will incur costs of approximately $870,000 to complete the projects, of which approximately $120,000 was incurred through December 31, 2008. We expect to complete and begin benefiting from these projects in mid-2009.

During the year ended December 31, 2007, we expensed $4.1 million for in-process R&D related to intangible assets purchased in our acquisition of Infrant. The in-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses exist. We acquired three in-process R&D projects. Two projects involve development of new products in the ReadyNAS desktop product category, and one project involves development of a higher end version of a product currently selling in the ReadyNAS rack mount product category. We expect to incur costs of approximately $1.6 million to complete the projects, of which approximately $1.4 million was incurred through December 31, 2008. We completed two projects in mid-2008, and we expect to complete and begin benefiting from the final project contemplated at the date of acquisition in the middle of the year ending December 31, 2009.

During the year ended December 31, 2006, we expensed $2.9 million for in-process R&D related to intangible assets purchased in our acquisition of SkipJam. The in-process R&D was expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. We acquired only one in-process R&D project, which is related to the development of a multimedia product that had not reached technological feasibility and had no alternative use. We incurred costs of approximately $725,000 to complete the project, of which approximately $575,000 was incurred through December 31, 2006 and an additional $150,000 was incurred during the year ended December 31, 2007. We completed the project in February 2007.

Litigation Reserves and Payments

During the year ended December 31, 2008, we recorded net litigation reserves expense of $711,000. This expense was primarily comprised of $575,000 in estimated costs related to the settlement of various lawsuits filed against us. Additionally, we incurred $109,000 for costs related to the settlement of the patent-infringement lawsuit filed by Hybrid Patents, Inc. (“Hybrid”) against Charter Communications, Inc. (“Charter”) where we assumed the defense of the litigation after receiving a request for indemnification from Charter and an expense of $85,000 for costs related to the settlement of the patent-infringement lawsuit filed by Linex Technologies, Inc. against us. These expenses were offset by a reduction in previously accrued legal settlement costs of $58,000. For a detailed discussion of our litigation matters, please see Note 8 of the Notes to Consolidated Financial Statements.

During the year ended December 31, 2007, we recorded an expense of $167,000 for costs related to the settlement of the SercoNet v. NETGEAR lawsuit. There were no litigation reserves recorded in the year ended December 31, 2006.

Interest Income and Other Income (Expense)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Interest income and other income (expense)
Interest income, net	$4,336	$8,426	$6,974
Other income (expense), net	(8,384)	3,298	2,495

Total interest income and other income (expense)	$(4,048)	$11,724	$9,469

Interest income represents amounts earned on our cash, cash equivalents and short-term investments.

Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

2008 Interest Income and Other Income (Expense) Compared to 2007 Interest Income and Other Income (Expense)

The aggregate of interest income, interest expense, other income, and other expense amounted to net other expense of $4.0 million for the year ended December 31, 2008, compared to net other income of $11.7 million for the year ended December 31, 2007. The decrease is partially due to a $4.1 million decrease in interest income, which is a result of a decrease in interest rates on our cash, cash equivalents, and short-term investments balances during the year. We also recorded a net foreign exchange loss of $8.4 million due to the continued strengthening of the U.S. dollar against the euro, the British pound, the Australian dollar and the Japanese yen during 2008, which was a reversal of the weakening U.S. dollar trend experienced in 2007.

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

Provision for Income Taxes

2008 Provision for Income Taxes Compared to 2007 Provision for Income Taxes

Provision for income taxes decreased $3.6 million, resulting in a provision of $27.3 million for the year ended December 31, 2008, compared to a provision of $30.9 million for the year ended December 31, 2007. The effective tax rate increased from 40.2% for the year ended December 31, 2007 to 60.2% for the year ended December 31, 2008. The effective tax rate for both periods differed from the statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, other non-deductible expenses, and tax credits. In 2008, there was no rate effect from in-process R&D expensed in connection with the acquisition of CP Secure since such in-process R&D was deductible for tax purposes. In 2007, the acquisition of Infrant resulted in non-deductible in-process R&D expense which resulted in an increase in the effective tax rate. Additionally, in 2008 compared to 2007, tax attributable to foreign operations increased the effective tax rate by 19.4 percentage points. This was primarily caused by the tax effect of non-deductible losses in foreign jurisdictions where no benefit can be claimed and increases in earnings in countries with rates higher than 35%.

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

Net Income

Net income decreased $27.9 million, or 60.7%, to $18.1 million for the year ended December 31, 2008, from $46.0 million for the year ended December 31, 2007. This decrease was primarily attributable to an increase in operating expenses of $14.1 million, a decrease in other income (expense), net, of $11.7 million, and a decrease in interest income, net, of $4.1 million. These decreases in pre-tax income were offset by a decrease in provision for income taxes of $3.6 million.

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

Liquidity and Capital Resources

As of December 31, 2008 we had cash, cash equivalents and short-term investments totaling $203.0 million.

Our cash and cash equivalents balance increased from $167.5 million as of December 31, 2007 to $192.8 million as of December 31, 2008. Our short-term investments, which represent the investment of funds available for current operations, decreased from $37.8 million as of December 31, 2007 to $10.2 million as of December 31, 2008, as we shifted assets from Treasuries to low risk money market funds with higher returns. Operating activities during the year ended December 31, 2008 generated cash of $47.5 million. Investing activities during the year ended December 31, 2008 used $12.5 million, which includes the net proceeds from the sale of short-term investments of $27.5 million, offset primarily by payments, excluding cash acquired, made in connection with the acquisitions of Infrant and certain assets of CP Secure of $24.6 million, and purchases of property and equipment amounting to $15.4 million. During the year ended December 31, 2008, financing activities used $9.7 million, due to the repurchase and retirement of 1.2 million shares of our common stock for $12.2 million offset in part by the issuance of our common stock upon exercise of stock options and our employee stock purchase program, as well as the excess tax benefit from exercise of stock options.

Our days sales outstanding increased from 73 days as of December 31, 2007 to 81 days as of December 31, 2008.

Our accounts payable increased from $55.3 million at December 31, 2007 to $60.1 million at December 31, 2008 primarily as a result of inventory growth and timing of payments.

Inventory increased by $29.2 million from $83.0 million at December 31, 2007 to $112.2 million at December 31, 2008 in part due to a decline in sales. Ending inventory turns decreased from 6.5 turns in the quarter ended December 31, 2007, to 4.0 turns in the quarter ended December 31, 2008.

We enter into foreign currency forward-exchange contracts, which typically mature in three months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our Consolidated Statements of Operations. Gains and losses associated with currency rate changes on contracts are recorded within other income (expense), net, offsetting gains and losses on our monetary assets and liabilities.

On October 21, 2008, the Board of Directors approved plans to purchase shares of our common stock in the open market. During the year ended December 31, 2008, we purchased approximately 1.2 million shares of our common stock in the open market for cash of $12.2 million. As of December 31, 2008, we were authorized to purchase up to an additional 4.8 million shares under the share repurchase plan. See Note 9 of the Notes to Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on various factors including, but not limited to, such factors as levels of cash generation from operations, cash requirements for acquisitions, and current stock price.

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

Backlog

As of December 31, 2008, we had a backlog of approximately $37.7 million compared to approximately $37.8 million as of December 31, 2007. Our backlog consists of products for which customer purchase orders have been received and which are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with little or no penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net sales for any succeeding period.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table describes our commitments to settle non-cancelable lease and purchase commitments as of December 31, 2008.

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases, net of sublease payments	$5,589	$7,922	$16,716	$6,176	$36,403
Purchase obligations	$26,777	$—	$—	$—	$26,777

	$32,366	$7,922	$16,716	$6,176	$63,180

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense was $6.3 million for the year ended December 31, 2008, $3.4 million for the year ended December 31, 2007, and $2.2 million for the year ended December 31, 2006. The terms of some of the office leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid. We have also accrued for the expected loss on certain facilities we do not intend to sublease. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31-45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. At December 31, 2008, we had $26.8 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

We adopted FIN 48 on January 1, 2007. As of December 31, 2008 and December 31, 2007, we had $14.5 million and $10.0 million, respectively, of total gross unrecognized tax benefits and related interest. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for recent accounting pronouncements, which are hereby incorporated by reference into this Part II, Item 7.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Additionally, our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal 2008.

Foreign Currency Transaction Risk

In the second quarter of 2005 we began to invoice some of our international customers in foreign currencies including, but not limited to, the Australian dollar, British pound, euro, and Japanese yen. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand for our products could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies.

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. We began using derivatives in the fourth quarter of 2008 to partially offset our business exposure to foreign exchange risk on our foreign currency denominated assets and liabilities. The objective of these contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the Consolidated Statements of Operations. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheet exposures, leaving us at risk to foreign exchange gains and losses on the unhedged exposures. Furthermore, our hedging program is not currently structured to reduce the impact, due to volatile exchange rates, on net revenues, gross profit and operating profit. Accordingly, if there was an adverse movement in exchange rates, we might suffer significant losses. See Note 3 of the Notes to Consolidated Financial Statements for additional disclosure on our foreign currency contracts, which are hereby incorporated by reference into this Part II, Item 7A.

As of December 31, 2008, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after tax positive or negative impact of $98,000 to net income, net of our hedged position, at December 31, 2008. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2008 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the year ended December 31, 2008, 30% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of NETGEAR, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of NETGEAR, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company changed the manner in which it accounts for fair value measurement of financial assets and liabilities in 2008 and the manner in which it accounts for uncertain tax positions in 2007.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 3, 2009

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$192,839	$167,495
Short-term investments	10,170	37,848
Accounts receivable, net	138,275	157,765
Inventories	112,240	83,023
Deferred income taxes	13,129	13,091
Prepaid expenses and other current assets	22,695	20,367

Total current assets	489,348	479,589
Property and equipment, net	20,292	11,205
Intangibles, net	13,311	16,319
Goodwill	61,400	41,985
Other non-current assets	1,858	2,011

Total assets	$586,209	$551,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,073	$55,333
Accrued employee compensation	7,177	16,085
Other accrued liabilities	87,747	89,470
Deferred revenue	21,508	7,619

Total current liabilities	176,505	168,507
Deferred income tax liability	15	2,626
Non-current income taxes payable	12,357	8,272
Other non-current liabilities	6,374	181

Total liabilities	195,251	179,586
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized in 2008 and 2007; none outstanding in 2008 or 2007	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized in 2008 and 2007; shares issued and outstanding: 34,280,539 in 2008 and 35,243,586 in 2007	34	35
Additional paid-in capital	266,070	252,421
Cumulative other comprehensive income	67	101
Retained earnings	124,787	118,966

Total stockholders’ equity	390,958	371,523

Total liabilities and stockholders’ equity	$586,209	$551,109

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net revenue	$743,344	$727,787	$573,570
Cost of revenue	502,320	485,180	379,911

Gross profit	241,024	242,607	193,659

Operating expenses:
Research and development	33,773	28,070	18,443
Sales and marketing	121,687	117,938	91,881
General and administrative	31,733	27,220	20,905
Restructuring	1,929	—	—
In-process research and development	1,800	4,100	2,900
Litigation reserves, net	711	167	—

Total operating expenses	191,633	177,495	134,129

Income from operations	49,391	65,112	59,530
Interest income, net	4,336	8,426	6,974
Other income (expense), net	(8,384)	3,298	2,495

Income before income taxes	45,343	76,836	68,999
Provision for income taxes	27,293	30,882	27,867

Net income	$18,050	$45,954	$41,132

Net income per share:
Basic	$0.51	$1.32	$1.23

Diluted	$0.51	$1.28	$1.19

Weighted average shares outstanding used to compute net income per share:
Basic	35,212	34,809	33,381

Diluted	35,619	35,839	34,553

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2007 and 2008

(In thousands)

	Common Stock		Paid-In Capital	Stock-Based Compensation	Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2005	32,964	$33	$204,754	$(468)	$(90)	$31,775	$236,004

Comprehensive income:
Unrealized gain on short-term investments, net of tax	—	—	—	—	85	—	85
Net income	—	—	—	—	—	41,132	41,132

Total comprehensive income	—	—	—	—	—	—	41,217

Reversal of deferred stock-based compensation	—	—	(468)	468	—	—	—
Stock-based compensation expense	—	—	4,505	—	—	—	4,505
Issuance of common stock under stock-based compensation plans	997	1	8,532	—	—	—	8,533
Tax benefit from exercise of stock options	—	—	4,163	—	—	—	4,163

Balance at December 31, 2006	33,961	34	221,486	—	(5)	72,907	294,422
Cumulative adjustment resulting from adoption of FIN 48	—	—	—	—	—	255	255
Comprehensive income:
Unrealized gain on short-term investments, net of tax	—	—	—	—	106	—	106
Net income	—	—	—	—	—	45,954	45,954

Total comprehensive income	—	—	—	—	—	—	46,060

Stock-based compensation expense	—	—	8,879	—	—	—	8,879
Purchase and retirement of common stock	(5)	—	—	—	—	(150)	(150)
Issuance of common stock under stock-based compensation plans	1,288	1	13,692	—	—	—	13,693
Tax benefit from exercise of stock options	—	—	8,364	—	—	—	8,364

Balance at December 31, 2007	35,244	35	252,421	—	101	118,966	371,523
Comprehensive income:
Unrealized loss on short-term investments, net of tax	—	—	—	—	(34)	—	(34)
Net income	—	—	—	—	—	18,050	18,050

Total comprehensive income	—	—	—	—	—	—	18,016

Stock-based compensation expense	—	—	11,206	—	—	—	11,206
Purchase and retirement of common stock	(1,178)	(1)	—	—	—	(12,229)	(12,230)
Issuance of common stock under stock-based compensation plans	214	—	2,362	—	—	—	2,362
Tax benefit from exercise of stock options	—	—	81	—	—	—	81

Balance at December 31, 2008	34,280	$34	$266,070	$—	$67	$124,787	$390,958

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$18,050	$45,954	$41,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,261	12,685	7,078
Purchase premium amortization (discount accretion) on investments	56	(1,044)	(1,835)
Non-cash stock-based compensation	11,323	8,879	4,505
Income tax benefit associated with stock option exercises	81	8,364	4,163
Excess tax benefit from stock-based compensation	(143)	(7,053)	(3,806)
Deferred income taxes	(2,029)	(1,044)	(3,252)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	19,490	(36,962)	(15,332)
Inventories	(29,135)	(1,588)	(26,059)
Prepaid expenses and other assets	(2,175)	(6,346)	(6,582)
Accounts payable	4,740	14,818	906
Accrued employee compensation	(8,908)	3,886	4,060
Other accrued liabilities	4,942	12,659	9,497
Deferred revenue	13,889	(616)	3,911
Income taxes payable	4,085	781	4,682

Net cash provided by operating activities	47,527	53,373	23,068

Cash flows from investing activities:
Purchases of short-term investments	(10,133)	(75,670)	(173,191)
Proceeds from sale of short-term investments	37,700	148,765	149,036
Purchase of property and equipment	(15,390)	(9,839)	(5,918)
Payments made in connection with business acquisitions, net of cash acquired	(24,635)	(57,466)	(7,600)

Net cash provided by (used in) investing activities	(12,458)	5,790	(37,673)

Cash flows from financing activities:
Purchase and retirement of common stock	(12,229)	(150)	—
Proceeds from exercise of stock options	1,008	12,487	7,433
Proceeds from issuance of common stock under employee stock purchase plan	1,353	1,206	1,100
Excess tax benefit from stock-based compensation	143	7,053	3,806

Net cash provided by (used in) financing activities	(9,725)	20,596	12,339

Net increase (decrease) in cash and cash equivalents	25,344	79,759	(2,266)
Cash and cash equivalents, at beginning of period	167,495	87,736	90,002

Cash and cash equivalents, at end of period	$192,839	$167,495	$87,736

Supplemental cash flow information:
Cash paid for income taxes	$25,177	$25,349	$22,284

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

Short-term investments

Short-term investments comprise marketable securities that consist of government securities with an original maturity or a remaining maturity at the time of purchase, of greater than three months and no more than twelve months. All marketable securities are held in the Company’s name with one high quality financial institution, which acts as the Company’s custodian and investment manager. All of the Company’s marketable securities are classified as available-for-sale securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting For Certain Investments in Debt and Equity Securities” and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity.

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

Derivative financial instruments

The Company uses foreign currency forward contracts to hedge certain existing foreign currency denominated assets and liabilities. Foreign currency forward contracts generally mature within three months of inception. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to reduce the impact of currency exchange rate movements on the Company’s operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. These exposures are monitored and managed by the Company as an integral part of its overall risk management program which focuses on the unpredictability of foreign currency markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company does not designate these foreign currency forward contracts as hedging instruments and, as such, records the changes in the fair value of these derivatives in earnings in accordance with SFAS No. 52, “Foreign Currency Translation.”

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company believes that there is minimal credit risk associated with the investment of its cash and cash equivalents and short-term investments, due to the restrictions placed on the type of investment that can be entered into under the Company’s investment policy. The Company’s short-term investments consist of investment-grade securities, and the Company’s cash and investments are held and managed by recognized financial institutions.

The Company’s customers are primarily distributors as well as retailers and broadband service providers who sell the products to a large group of end-users. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company regularly performs credit evaluations of the Company’s customers’ financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and current economic conditions that may affect customers’ ability to pay, and, generally, requires no collateral from its customers. The Company secures credit insurance for certain customers in international markets.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the foreign currency forward contracts used to mitigate the effect of foreign currency exchange rate changes. The Company believes the counterparties for its outstanding contracts are large, financially sound institutions and thus, the Company does not anticipate nonperformance by these counterparties. However, given the recent, unprecedented turbulence in the financial markets, the failure of additional counterparties is possible.

The following table summarizes the percentage of the Company’s total accounts receivable represented by customers with balances in excess of 10% of its total accounts receivable as of December 31, 2008 and 2007.

	December 31,
	2008	2007
Best Buy Co., Inc.	18%	19%
Ingram Micro, Inc.	12%	11%

Fair value measurements

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable approximate their fair values due to their short maturities. Foreign currency forward contracts are recorded at fair value based on observable market data. See Note 12 for disclosures regarding fair value measurements in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”).

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

Property and equipment

Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	2 years
Furniture and fixtures	5 years
Software	2-5 years
Machinery and equipment	2-3 years
Leasehold improvements	Shorter of the lease term or 5 years

The Company accounts for impairment of property and equipment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were not material in the years ended December 31, 2008, 2007 and 2006.

Goodwill

The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets” and performs an annual goodwill impairment test in the fourth quarter of each year. Should certain events or indicators of impairment occur between annual impairment tests, the Company will perform the impairment test as those events or indicators occur. For purposes of impairment testing, the Company has determined that it has only one reporting unit.

The goodwill impairment test involves a two-step process. In the first step, the Company estimates the Company’s fair value and compares the fair value with the carrying value of the Company’s net assets. If the fair value is greater than the carrying value of the Company’s net assets, then no impairment results. If the fair value is less than its carrying value, then the Company would perform the second step and determine the fair value of the goodwill. In this second step, the amount of impairment is determined by comparing the implied fair value to the carrying value of the goodwill in the same manner as if the Company was being acquired in a business combination. Specifically, the Company would allocate the fair value to all of the Company’s assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded to earnings in the Consolidated Statements of Operations.

In addition, the Company would evaluate goodwill for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include the following: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in the business climate; the testing for recoverability of a significant asset group; and slower growth rates.

In the fourth quarter of fiscal 2008, the Company completed the annual impairment test of goodwill. The Company’s fair value was determined using a combination of the income approach and the market approach. Under the market approach, the Company utilized information regarding the Company as well as publicly available industry information to determine earnings multiples and revenue multiples that were used to value the Company. Under the income approach, the Company determined the fair value based on estimated future cash flows, discounted by an estimated weighted-average cost of capital, which reflects the Company’s overall level of inherent risk and the rate of return an outside investor would expect to earn. Determining the Company’s fair value is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.

Solely for the purpose of establishing inputs for the fair value calculation, the Company made the following assumptions. For the income approach, a 3% growth factor was used to calculate the Company’s terminal value and the discount rate was estimated at 20%. For the market approach, the Company applied a control premium of 30% which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to the Company. In conducting its impairment test in the fourth quarter of 2008, the Company determined its fair value exceeded the carrying value of its net assets by approximately 12%. No goodwill impairment loss was recognized in the years ended December 31, 2006, 2007, or 2008.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or earnings are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the fourth quarter of 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Long-lived assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to five years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Such conditions may include an economic downturn or a change in the assessment of future operations. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the aggregate undiscounted cash flows are less than the carrying value of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

In the fourth quarter of 2008, a key employee responsible for managing the asset group acquired in connection with the Company’s 2006 acquisition of Skipjam Corp. departed the Company. The departure of this employee, along with the recent economic environment, resulted in the Company’s decision to reduce efforts geared at marketing the related products. As a result, the Company performed an impairment analysis of these long-lived assets during the fourth quarter of 2008. Based on the results of the analysis, the Company recorded an impairment charge, which was classified in cost of revenue in the Consolidated Statements of Operations, of $458,000 for the net carrying value of intangibles acquired in connection with the Company’s 2006 acquisition of Skipjam Corp. During the years ended December 31, 2007 and 2006, there were no events or changes in circumstances that indicated the carrying amount of the Company’s long-lived assets may not be recoverable from their undiscounted cash flows. Consequently, the Company did not perform an impairment test or record an impairment of its long-lived assets during those periods.

The Company will continue to evaluate the carrying value of its long-lived assets and if it determines in the future that there is a potential further impairment, the Company may be required to record additional charges to earnings which could affect the Company’s financial results.

Product warranties

The Company provides for estimated future warranty obligations at the time revenue is recognized. The Company’s standard warranty obligation to its direct customers generally provides for a right of return of any product for a full refund in the event that such product is not merchantable or is found to be damaged or defective. At the time revenue is recognized, an estimate of future warranty returns is recorded to reduce revenue in the amount of the expected credit or refund to be provided to its direct customers. At the time the Company records the reduction to revenue related to warranty returns, the Company includes within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. The Company’s standard warranty obligation to its end-users provides for replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. The estimated cost associated with fulfilling the Company’s warranty obligation to end-users is recorded in cost of revenue. Because the Company’s products are manufactured by third party manufacturers, in certain cases the Company has recourse to the third party manufacturer for replacement or credit for the defective products. The Company gives consideration to amounts recoverable from its third party manufacturers in determining its warranty liability. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the consolidated balance sheets, are as follows (in thousands):

	Year Ended December 31,
	2008	2007
Balance as of beginning of the period	$27,557	$21,299
Provision for warranty liability made during the period	46,449	45,400
Warranty obligation assumed in acquisition	82	432
Settlements made during the period	(45,481)	(39,574)

Balance at end of period	$28,607	$27,557

Revenue recognition

Revenue from product sales is recognized at the time the product is shipped provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for some of the Company’s customers, title passes to the customer upon delivery to the port or country of destination, upon their receipt of the product, or upon the customer’s resale of the product. At the end of each fiscal quarter, the Company estimates and defers revenue related to product where title has not transferred. The revenue continues to be deferred until such time that title passes to the customer. The Company assesses collectability based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the creditworthiness of the customer. If the Company determines that collection of the fee is not reasonably assured, then the Company defers the fee and recognizes revenue upon receipt of payment.

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

Shipping and handling fees and costs

In September 2000, the EITF issued EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF Issue No. 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of revenue or disclosed in the Notes to Consolidated Financial Statements. The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $12.5 million, $11.6 million and $8.3 million in the years ended December 31, 2008, 2007 and 2006 respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $17.0 million, $17.4 million and $15.3 million in the years ended December 31, 2008, 2007 and 2006, respectively.

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

As discussed in Note 7, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). In the ordinary course of business there is inherent uncertainty in assessing the Company’s income tax positions. The Company assesses its tax positions and records benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recorded in the financial statements. Where applicable, associated interest and penalties have also been recognized as a component of income tax expense.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The valuation provisions of SFAS 123R also apply to grants that are modified after January 1, 2006. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. See Note 9 for a further discussion on stock-based compensation.

Comprehensive income

Under SFAS No. 130, “Reporting Comprehensive Income,” the Company is required to display comprehensive income and its components. The Company has displayed its comprehensive income as part of the Consolidated Statements of Stockholders’ Equity.

Foreign currency translation

The Company’s functional currency is the U.S. dollar for all of its international subsidiaries. Foreign currency transactions of international subsidiaries are re-measured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. Expenses are re-measured at average exchange rates in effect during each period, except for expenses related to non-monetary assets, which are re-measured at historical exchange rates. Revenue is re-measured at average exchange rates in effect during each period. Gains and losses arising from foreign currency transactions are included in net income and were a net loss of $7.2 million for the year ended December 31, 2008, and net gains of $3.3 million and $2.5 million for the years ended December 31, 2007 and 2006, respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS 159”) which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 was effective in the first quarter of fiscal 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 141R will have a material impact on future business combinations by the Company as it establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R requires contingent consideration to be recognized at its fair value on the acquisition date and the recognition of in-process research and development as an indefinite-lived intangible asset until the development is complete, after which time the related capitalized costs would be amortized over the expected useful life. If the in-process research and development is subsequently abandoned prior to completion, the associated capitalized costs would be expensed in such period. SFAS 141R also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company will assess the impact of SFAS 141R if and when future acquisitions occur. The Company does not expect that the adoption of SFAS 160 will have an impact on the consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The Company does not expect that the adoption of the remainder of SFAS 157 will have an impact on the consolidated financial statements.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company will assess the impact of FSP 142-3 if and when future acquisitions occur.

In September 2008, the FASB issued FSP No. 133-1 and FASB Interpretation No. 45-4 (“FSP SFAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP SFAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS 161. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on the Company upon adoption. See Note 12 for information and related disclosures regarding the Company’s fair value measurements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. 140-4 and FIN 46R-8 (“FSP 140-4 and FIN 46R-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. Disclosures required by FSP 140-4 and FIN 46R-8 are effective for the Company in the first quarter of fiscal 2009. Because FSP 140-4 and FIN 46R-8 only require additional disclosures, the adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

Note 2—Business Acquisitions:

CP Secure International Holding Limited

On December 18, 2008, the Company completed the acquisition of certain intellectual property and other assets of CP Secure International Holding Limited (“CP Secure”), a privately-held provider of integrated network security solutions. The acquisition qualified as a business acquisition and has been accounted for using the purchase method of accounting. The Company intends to incorporate CP Secure’s integrated platform into the Company’s products to provide organizations with enhanced protection for their network, web access and email traffic. The aggregate purchase price was $14 million, paid in cash. CP Secure shareholders may receive a total additional payout of up to $3.5 million in cash over the five years following closure of the acquisition if developed products pass certain acceptance criteria. Any additional payout is expected to be accounted for as additional purchase price and is expected to be recorded as an increase in goodwill.

The results of CP Secure’s operations have been included in the consolidated financial statements since the date of acquisition. The historical results of operations of CP Secure prior to the acquisition were not material to the Company’s results of operations.

The accompanying consolidated financial statements reflect a purchase price of approximately $14.6 million, consisting of cash, and other costs directly related to the acquisition as follows (in thousands):

Purchase price	$14,000
Direct acquisition costs	635

Total consideration	$14,635

In accordance with the purchase method of accounting, the Company allocated the total purchase price to tangible assets, liabilities and identifiable intangible assets based on their estimated fair values. Purchased intangibles are amortized on a straight-line basis over their respective estimated useful lives. Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed. Goodwill arises as a result of, among other factors, future unidentified new products and new technologies as well as the implicit value of future cost savings as a result of the combining of entities. The allocation of the purchase price is as follows (in thousands):

Fair Value on December 18, 2008
Inventories	82
Property and equipment, net	49
Intangibles, net	3,900
Goodwill	10,686
Other accrued liabilities	(82)

Total purchase price allocation	$14,635

Of the $10.7 million of goodwill recorded on the acquisition of CP Secure, $4.5 million and $10.7 million is deductible for federal and state income tax purposes, respectively.

A total of $1.8 million of the $3.9 million in acquired intangible assets was designated as in-process research and development (“in-process R&D”). In-process R&D was expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. The Company acquired two in-process R&D projects, which involve improvements to threat management characteristics of future products. These two projects required further research and development to determine technical feasibility and commercial viability. The fair value assigned to in-process R&D was determined using the income approach, under which the Company considered the importance of products under development to the Company’s overall development plans, estimated the costs to develop the purchased in-process R&D into commercially viable products, estimated the resulting net cash flows from the products when completed and discounted the net cash flows to their present values. The Company used a 32% discount rate in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the products’ development and success as well as the products’ stage of completion. The estimates used in valuing in-process R&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

A total of $1.2 million of the $3.9 million in acquired intangible assets was designated as existing technology. The value was calculated based on the present value of the future estimated cash flows derived from projections of future revenue attributable to existing technology. This $1.2 million will be amortized over its estimated useful life of three years.

A total of $900,000 of the $3.9 million in acquired intangible assets was designated as core technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated royalty savings attributable to the core technology. This $900,000 will be amortized over its estimated useful life of five years.

Infrant Technologies, Inc.

On May 16, 2007, the Company completed the acquisition of 100% of the outstanding shares of Infrant Technologies, Inc. (“Infrant”), a developer of network attached storage products. The Company believes the acquisition will accelerate the Company’s participation in the expanding market for network attached storage. The aggregate purchase price was $60 million, paid in cash. Under the terms of the acquisition agreement, Infrant shareholders may receive a total additional payout of up to $20 million in cash over the three years following closure of the acquisition if specific revenue targets are reached, of which $10 million was paid in November 2008. Any additional payout will primarily be accounted for as additional purchase price and will be recorded as an increase in goodwill.

The results of Infrant’s operations have been included in the consolidated financial statements since the date of acquisition. The historical results of Infrant prior to the acquisition were not material to the Company’s results of operations.

The accompanying consolidated financial statements reflect an initial purchase price of approximately $60.3 million, consisting of cash, and other costs directly related to the acquisition as follows (in thousands):

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

Fair Value on May 16, 2007
Cash and cash equivalents	$2,787
Accounts receivable	1,202
Inventories	3,504
Deferred income taxes	667
Prepaid expenses and other current assets	36
Property and equipment	128
Intangibles	22,700
Goodwill	38,185
Accounts payable	(697)
Accrued employee compensation	(396)
Other accrued liabilities	(1,048)
Deferred income tax liability	(6,814)

Total purchase price allocation	$60,254

The goodwill of $38.2 million recorded on the acquisition of Infrant is not deductible for income tax purposes.

A total of $4.1 million of the $22.7 million in acquired intangible assets was designated as in-process R&D. In-process R&D was expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. The Company acquired three in-process R&D projects. Two projects involve development of new products in the ReadyNAS desktop product category, and one project involves development of a higher end version of a product currently selling in the ReadyNAS rack mount product category. These three projects required further research and development to determine technical feasibility and commercial viability. The fair value assigned to in-process R&D was determined using the income approach, under which the Company considered the importance of products under development to the Company’s overall development plans, estimated the costs to develop the purchased in-process R&D into commercially viable products, estimated the resulting net cash flows from the products when completed and discounted the net cash flows to their present values. The Company used discount rates ranging from 36% to 38% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the products’ development and success as well as the products’ stage of completion. The estimates used in valuing in-process R&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

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

In November 2008, the Company made an additional $10 million payment in connection with the Company’s 2007 acquisition of Infrant in connection with the achievement of certain revenue targets. This resulted in an increase in goodwill of $8.7 million, the recognition of compensation expense of $650,000, and a reduction in taxes payable of $620,000.

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

The fair value assigned to in-process R&D was determined using the income approach, under which the Company considered the importance of products under development to the Company’s overall development plans, estimated the costs to develop the purchased in-process R&D into commercially viable products, estimated the resulting net cash flows from the products when completed and discounted the net cash flows to their present values. The Company used a discount rate of 35% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the products’ development and success as well as the products’ stage of completion. The estimates used in valuing in-process R&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results. The Company incurred costs of approximately $725,000 to complete the project, of which approximately $575,000 was incurred through December 31, 2006 and the remainder was incurred in 2007. The Company completed the project in February 2007.

$1.0 million of the $4.0 million in acquired intangible assets was designated as core technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated royalty savings attributable to the core technology. This $1.0 million was originally intended to be amortized over its four year useful life. In the fourth quarter of 2008, the Company determined that this intangible asset was impaired, and recorded an impairment charge within cost of revenue in the Consolidated Statements of Operations of $458,000 for the net carrying value of the intangible. For further discussion of the Company’s intangibles impairment analysis, please see Note 1.

The remaining acquired intangible assets consist of non-competition agreements of $100,000, with a two year useful life. None of the goodwill recorded as part of the SkipJam acquisition will be deductible for income tax purposes.

As part of the acquisition, the Company has also agreed to pay up to $1.4 million in cash contingent on the continued employment of certain SkipJam employees with the Company. These payments were recorded as compensation expense over a two-year period.

Note 3—Balance Sheet Components (in thousands):

Available-for-sale short-term investments consist of the following:

	December 31,
	2008			2007
	Cost	Unrealized Gain	Estimated Fair Value	Cost	Unrealized Gain	Estimated Fair Value
U.S. Treasury bills and notes	$10,061	$109	$10,170	$37,683	$165	$37,848

Derivative financial instruments:

The Company uses derivatives to mitigate its business exposure to foreign exchange risk. Foreign currency forward contracts are used to offset the foreign exchange risk on certain existing assets and liabilities. The Company records all derivatives on the balance sheet at fair value. All forward contracts mature within three months.

The following table shows the outstanding forward contracts at December 31, 2008 (in thousands):

	December 31, 2008
	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at December 31, 2008
Forward contracts to sell
Australian dollar	AUD	12,353	USD	$8,253	($178)
euro	EUR	25,101	USD	$32,449	($2,611)
British pound	GBP	11,609	USD	$18,096	$1,444
Japanese yen	JPY	447,929	USD	$4,492	($436)

These forward contracts are the Company’s only derivative instruments. The Company accounts for forward contracts in accordance with SFAS No. 52, “Foreign Currency Translation.” The Company realized net gains of $616,000 upon settlement of forward contracts during the year ended December 31, 2008.

The Company did not enter into any forward contracts in the year ended December 31, 2007.

Accounts receivable and related allowances consist of the following:

		December 31,
		2008	2007
		(In thousands)
Gross accounts receivable		$153,333	$169,986

Less:	Allowance for doubtful accounts	(1,918)	(2,307)
	Allowance for sales returns	(9,710)	(9,417)
	Allowance for price protection	(3,430)	(497)

	Total allowances	(15,058)	(12,221)

Accounts receivable, net		$138,275	$157,765

Inventories consist of the following:

	December 31,
	2008	2007
	(In thousands)
Raw materials	$639	$496
Finished goods	111,601	82,527

Total	$112,240	$83,023

Property and equipment, net, consists of the following:

	December 31,
	2008	2007
Computer equipment	$6,101	$7,798
Furniture, fixtures and leasehold improvements	8,734	2,699
Software	18,083	10,237
Machinery	8,923	7,075
Construction in progress	158	3,305

	41,999	31,114
Less: Accumulated depreciation and amortization	(21,707)	(19,909)

	$20,292	$11,205

Depreciation and amortization expense pertaining to property and equipment in 2008, 2007 and 2006 was $6.3 million, $5.3 million and $4.0 million, respectively.

Goodwill

Activity related to goodwill consisted of the following:

	Year Ended December 31,
	2008	2007
Balance as of beginning of the period	$41,985	$3,800
Additions related to earn-out payments	8,729	—
Additions related to acquisitions	10,686	38,185

Balance at end of period	$61,400	$41,985

During 2008, the Company recorded $10.7 million of goodwill related to the acquisition of CP Secure. The company also recorded $8.7 million of goodwill, approximately $650,000 in compensation expense, and an approximate $620,000 reduction in taxes payable associated with a $10 million earn-out payment made in connection with the Company’s 2007 acquisition of Infrant. During 2007, the Company recorded $38.2 million of goodwill related to the acquisition of Infrant.

Intangibles, net, consist of the following:

	December 31, 2007 Cost	December 31, 2007 Net	Additions	Amortization Expense	Impairment Charge	December 31, 2008 Net	Weighted Average Amortization Period (Years)
Core technology	$6,200	$4,979	$900	$1,488	$458	$3,933	1.37
Existing technology	10,800	9,000	1,200	2,700	—	7,500	3.57
Trademarks	2,600	2,311	—	433	—	1,878	2.17
Non-compete agreements	100	29	—	29	—	—	—

Total intangible assets	$19,700	$16,319	$2,100	$4,650	$458	$13,311	2.72

	December 31, 2006 Cost	December 31, 2006 Net	Additions	Amortization Expense	December 31, 2007 Net	Weighted Average Amortization Period (Years)
Core technology	$1,000	$896	$5,200	$1,117	$4,979	1.62
Existing technology	—	—	10,800	1,800	9,000	1.67
Trademarks	—	—	2,600	289	2,311	2.67
Non-compete agreements	100	79	—	50	29	0.30

Total intangible assets	$1,100	$975	$18,600	$3,256	$16,319	1.79

Amortization expense related to intangibles in 2008, 2007 and 2006 was $4.7 million, $3.3 million, and $125,000, respectively.

In 2008 the Company recorded an impairment charge within cost of revenue in the Consolidated Statements of Operations of $458,000 for the net carrying value of intangibles acquired during the Company’s 2006 acquisition of Skipjam Corp. Recoverability was assessed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” based on undiscounted estimated future net cash flows, and the impairment charge was based on fair value using discounted cash flows. No such impairment charges were recorded in prior years.

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2009	$5,013
2010	5,013
2011	2,347
2012	613
2013	325
Thereafter	—

Total expected amortization expense	$13,311

Other accrued liabilities consist of the following:

	December 31,
	2008	2007
	(In thousands)
Sales and marketing programs	$33,584	$39,796
Warranty obligation	28,607	27,557
Freight	3,546	4,728
Other	22,010	17,389

Other accrued liabilities	$87,747	$89,470

Note 4—Restructuring:

The Company accounts for its restructuring plans under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The Company presents expenses related to restructuring as a separate line item in its Consolidated Statements of Operations.

On July 25, 2008, the Company ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to a new corporate headquarters in San Jose, California. The Company expects to sublease the majority of the formerly occupied Santa Clara space through the end of the operating lease, which extends to December 2010. However, payments from sublessee arrangements will not completely offset the payments of $3.5 million due under the original leases. The Company recognized $964,000 in expenses related to future lease payments on the vacated facilities in the year ended December 31, 2008.

The following is a summary of the accrued restructuring charges related to ceasing use of certain buildings:

	Accrued Restructuring Charges at December 31, 2007	Initial Accrual Recognition	Adjustment to Initial Accrual Recognition	Ongoing Exit Expense	Present Value Accretion	Cash Payments	Accrued Restructuring Charges at December 31, 2008
	(In thousands)
Abandonment of excess leased facilities	$—	$955	$(21)	$12	$18	$(610)	$354
Current portion	$—						$264
Long-term portion	$—						$90

Additionally, on November 12, 2008, the Company terminated the employment of approximately 35 individuals. The Company recognized $965,000 in expenses related to this restructuring in the year ended December 31, 2008, of which $94,000 is accrued and not yet paid as of December 31, 2008. The Company expects to pay the $94,000 in the first quarter of 2009.

Note 5—Net Income Per Share:

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

Net income per share for the years ended December 31, 2008, 2007, and 2006 are as follows (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Net income	$18,050	$45,954	$41,132

Weighted average shares outstanding:
Basic	35,212	34,809	33,381
Options and awards	407	1,030	1,172

Total diluted shares	35,619	35,839	34,553

Basic net income per share	$0.51	$1.32	$1.23

Diluted net income per share	$0.51	$1.28	$1.19

Anti-dilutive common stock options totaling 3,231,105, 1,162,953, and 675,953 were excluded from the weighted average shares outstanding for the diluted per share calculation for 2008, 2007 and 2006, respectively.

Note 6—Other Income (Expense), Net:

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Foreign currency transaction gains (losses), net	($7,219)	$3,298	$2,495
Foreign currency contract gains (losses), net	(1,165)	—	—

Total	($8,384)	$3,298	$2,495

Note 7—Income Taxes:

Income before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$54,222	$48,715	$52,501
International	(8,879)	28,121	16,498

Total	$45,343	$76,836	$68,999

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
U.S. Federal	$21,451	$25,722	$21,362
State	2,959	4,138	2,965
Foreign	5,541	2,509	6,719

	29,951	32,369	31,046

Deferred:
U.S. Federal	(1,750)	(2,709)	(780)
State	(908)	(928)	100
Foreign	—	2,150	(2,499)

	(2,658)	(1,487)	(3,179)

Total	$27,293	$30,882	$27,867

Net deferred tax assets consist of the following (in thousands):

	Year Ended December 31,
	2008	2007
Deferred Tax Assets:
Accruals and allowances	$12,216	$12,928
Net operating loss carryforwards	343	607
Depreciation and amortization	—	1,286
Stock-based compensation	4,103	1,960
Deferred rent	2,878	—
Deferred revenue	695	—
Tax credit carryforwards	686	—
Other	250	544

	21,171	17,325
Deferred Tax Liabilities:
Acquired intangible assets	(4,246)	(6,615)
Depreciation and amortization	(3,811)	—
Unremitted earnings of foreign subsidiaries	—	(29)
Other	—	(216)

Net deferred tax assets	$13,114	$10,465

Current portion	$13,129	$13,091
Non-current portion	(15)	(2,626)

Net deferred tax assets	$13,114	$10,465

Management’s judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. In management’s judgment it is more likely than not that such assets will be realized in the future as of December 31, 2008, and as such no valuation allowance has been recorded against the Company’s deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2008	2007	2006
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	3.7	3.7	2.8
Impact of international operations	19.4	(0.6)	—
Stock-based compensation	2.8	1.4	0.8
In-process research and development	—	1.9	1.4
Tax credits	(1.9)	(0.9)	(0.6)
Permanent and other items	1.2	(0.3)	1.0

Provision for income taxes	60.2%	40.2%	40.4%

Income tax benefits in the amount of $81,000, $8.4 million and $4.2 million related to the exercise of stock options were credited to additional paid-in capital during the years ended December 31, 2008, 2007 and 2006, respectively. As a result of changes in fair value of available for sale securities, income tax expense of $11,000 and $64,000 was recorded in comprehensive income related to the year ended December 31, 2008 and December 31, 2007, respectively.

The Company has $335,000 and $2.6 million of acquired federal and state net operating losses from its acquisitions of SkipJam and Infrant, respectively, as of December 31, 2008. Use of these losses are subject to annual limitation under Internal Revenue Code Section 382. Additionally, the Company has state tax credit carryforwards of $507,000 as of December 31, 2008 that resulted from limitations on use imposed by the State of California. The federal losses and credits expire in different years beginning in fiscal 2021. The state loss begins to expire in fiscal 2021. The state tax credit carryforward has no expiration.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2004. The Company has limited audit activity in various states and foreign jurisdictions. Currently the Company does not expect a material change in unrecognized tax benefits to occur during the next 12 months.

The Company adopted the provisions of FIN 48 on January 1, 2007. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows (in millions):

Federal, State, and Foreign Tax
Gross UTB Balance at January 1, 2007	$3,428
Additions based on tax positions related to the current year	6,147
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	(6)
Reductions due to lapse of applicable statutes	(233)

Gross UTB Balance at December 31, 2007	$9,336

Additions based on tax positions related to the current year	3,940
Additions for tax positions of prior years	658
Reductions for tax positions of prior years	(140)
Settlements	—
Reductions due to lapse of applicable statutes	(503)

Gross UTB Balance at December 31, 2008	$13,291

The total amount of net unrecognized tax benefits that, if recognized would affect the effective tax rate as of December 31, 2008 is $11.5 million. The ending net UTB results from adjusting the gross balance at December 31, 2007 for items such as U.S. federal, state and foreign deferred tax, foreign tax credits, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of December 31, 2007 and December 31, 2008, accrued interest on a gross basis was $643,000 and $1.2 million, respectively. No penalties have been accrued. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company has recognized a deferred tax benefit related to excess foreign tax credits of $202,000 related to unremitted earnings of certain foreign sales subsidiaries. With the exception of those foreign sales subsidiaries for which deferred tax has been provided, the Company intends to indefinitely reinvest foreign earnings. These earnings were approximately $22.8 million and $28.0 million as of December 31, 2008 and December 31, 2007, respectively. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

Note 8—Commitments and Contingencies:

Litigation and Other Legal Matters

NETGEAR v. CSIRO

In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (“CSIRO”), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of the Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a, 802.11g, and 802.11n wireless LAN standards infringe its patent. In July 2006, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc., which Buffalo recently appealed and which has been partially remanded to the District Court. The District Court consolidated this action with three related actions involving other companies (such as Buffalo) accused of infringing CSIRO’s patent. The case is now in the final stages of discovery. The Company attended a court-mandated mediation in November 2007 but failed to resolve the litigation. The District Court held a June 26, 2008 claim construction hearing. On August 14, 2008, the District Court issued a claim construction order and denied a motion for summary judgment of invalidity. In December 2008, the parties filed numerous motions for summary judgment concerning, among other things, infringement, validity, and other affirmative defenses. The District Court has scheduled an April 13, 2009 jury trial regarding all liability issues for the four consolidated cases. Beginning in June of 2009, the District Court will hold the first in a series of damages trials. The Company’s case will be heard in the second trial in this series, which will likely commence sometime during the third or fourth quarter of 2009.

Linex Technologies v. NETGEAR

In June 2007, a lawsuit was filed against the Company by Linex Technologies, Inc. (“Linex”), a patent-holding company organized under the laws of Delaware, in the U.S. District Court, Eastern District of Texas. Linex alleged that the Company infringed U.S. Patent No. 6,757,322. Linex had accused certain of the

Company’s wireless networking products incorporating multiple input/multiple output (MIMO) technology of infringement. Linex had also sued 14 other technology companies alleging similar claims of patent infringement. In December 2008, the Company agreed to settle the litigation with Linex. Without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to a fully paid perpetual license and a covenant not to sue with respect to the ‘322 patent and related patents. The terms of the settlement agreement are confidential. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patents, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense in the year ended December 31, 2008. Additionally, the Company allocated the balance of the settlement cost to prepaid royalties which is being recognized as a component of cost of revenue over the period that the related products are sold.

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

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Western District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company filed its answer in the first quarter of 2008. This action is in the final stages of discovery. The District Court held a claim construction hearing on August 15, 2008. On September 10, 2008, the District Court issued a claim construction order. The District Court has rescheduled the jury trial to take place on August 24, 2009.

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court for the District of South Carolina. OptimumPath alleges that the Company infringes U.S. Patent No. 7,035,281. OptimumPath has claimed that the Company’s wireless networking products infringe on OptimumPath’s patents. OptimumPath has also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32.

Network-1 Security Solutions, Inc. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Network-1 Security Solutions, Inc. (“Network-1”), a patent-holding company existing under the laws of the State of Delaware, in the U.S. District Court for the Eastern District of Texas. Network-1 alleges that the Company infringes U.S. Patent No. 6,218,930. Network-1 has alleged that the Company’s power over Ethernet (“PoE”) products infringe their patent.

Network-1 has also sued six other companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. The District Court has scheduled a December 3, 2009 claim construction hearing and a July 6, 2010 jury trial.

Fenner Investments Ltd. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Fenner Investments, Ltd. (“Fenner”), a patent-holding company existing under the laws of the State of Texas, in the U.S. District Court for the Eastern District of Texas. Fenner alleges that the Company infringes U.S. Patent No. 7,145,906 entitled “Packet Switching Node” and U.S. Patent No. 5,842,224 entitled “Method and Apparatus for Source Filtering Data Packets Between Networks of Differing Media”. Fenner has also sued six other companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. The District Court had scheduled a February 19, 2009 claim construction hearing and an October 13, 2009 jury trial, but the claim construction hearing has since been rescheduled for April 2009. The Company attended a court-mandated mediation in February 2009 but failed to resolve the litigation. This action is in the discovery phase.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court for the Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 and 7,193,562 in the course of deploying Wi-Fi antenna array technology in its products. The Company filed its answer in the third quarter of 2008. Ruckus also sued Rayspan Corporation alleging similar claims of patent infringement. The Company and Rayspan Corporation jointly filed a request for inter partes reexamination of the Ruckus patents with the USPTO on September 4, 2008. On December 2, 2008, reexamination was granted to all claims of U.S. Patent No. 7,358,912. On November 28, 2008, a reexamination was ordered with respect to claims 11-17 of U.S. Patent No. 7,193,562, but denied with respect to claims 1-10 and 18-36. On December 17, 2008, the defendants jointly filed a petition to challenge the denial of reexamination of claims 1-10 and 18-36 of U.S. Patent No. 7,193,562.

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

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and thirty other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court for the Northern District of Alabama. Northpeak alleges that the Company infringes U.S. Patent Nos. 4,977,577 and 5,987,058. The Company filed its answer in the fourth quarter of 2008. On January 21, 2009, the Court granted a motion to transfer the case to the U.S. District Court for the Northern District of California. The Court has not yet set a trial date.

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

In June 2006, the Company received a request for indemnification from Charter and Charter Communications Operating, LLC, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Rembrandt Technologies, L.P. (“Rembrandt”), a patent-holding company. Rembrandt alleges that Charter infringes U.S. Patent Nos. 5,243,627, 5,852,631, 5,719,858 and 4,937,819. Rembrandt alleges that products implementing the DOCSIS standard, which are supplied to Charter by, among others, the Company, infringe these patents. Rembrandt has also filed a similar lawsuit in the same jurisdiction against Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP. In November 2007, the Company along with Motorola, Inc., Cisco Systems, Inc., Scientific-Atlanta, Inc., ARRIS Group, Inc., Thomson, Inc. and Ambit Microsystems, Inc. filed a complaint for declaratory judgment in the U.S. District Court for the District of Delaware against Rembrandt, seeking a declaration that Rembrandt’s alleged patents are either invalid or not infringed. The action is currently in the discovery phase. The District Court held a claim construction hearing on August 5, 2008, and has scheduled a September 9, 2009 jury trial. On November 29, 2008, the District Court issued its claim construction order. The District Court has scheduled a mediation for March 3-4, 2009.

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

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and small business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company adopted FSP SFAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for fiscal 2006, 2007, or 2008. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

Additionally, the EU has enacted the Restriction of Hazardous Substances Directive (“RoHS Legislation”). The RoHS Legislation, along with similar legislation in China, prohibits the use of certain substances, including mercury and lead, in certain products put on the market after July 1, 2006. The Company believes it has met the requirements of the RoHS Legislation.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which if their employment is terminated without cause, the employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks for the Chief Executive Officer and up to 26 weeks for other key executives. Such employees will continue to have stock options vest for up to a one year period following the termination. If the termination, without cause, occurs within one year of a change in control, the officer is entitled to two years acceleration of any unvested portion of his or her stock options.

Leases

The Company leases office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended, December 31, 2008, 2007 and 2006 was $6.3 million, $3.4 million, and $2.2 million, respectively. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating leases, net of sublease payments, are as follows (in thousands):

Year Ending December 31,
2009	$5,589
2010	4,398
2011	3,524
2012	3,169
2013	3,254
Thereafter	16,468

Total minimum lease payments	$36,402

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At December 31, 2008, the Company had $26.8 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

Note 9—Stockholder’s Equity:

At December 31, 2008, the Company had five stock-based employee compensation plans as described below. The total compensation expense related to these plans was approximately $11.3 million for the year ended December 31, 2008.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the Employee Stock Purchase Plan included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of revenue	864	633	430
Research and development	3,218	2,391	1,119
Sales and marketing	3,406	3,013	1,405
General and administrative	3,835	2,842	1,551

	$11,323	$8,879	$4,505

The Company recognizes these compensation costs net of the estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

Total stock-based compensation cost capitalized in inventory was less than $250,000 in each of the years ended December 31, 2008, 2007, and 2006.

As of December 31, 2008, the Company has the following share-based compensation plans:

2000 Stock Option Plan

In April 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2000 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, directors and consultants. A total of 7,350,000 shares of Common Stock have been reserved for issuance under the 2000 Plan.

Options under the 2000 Plan may be granted for periods of up to ten years, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the underlying stock on the date of grant and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the underlying stock on the date of grant. To date, options granted generally vest over four years.

2003 Stock Plan

In April 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2003 Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, directors and consultants. The Company has reserved 750,000 shares of Common Stock plus any shares which were reserved but not issued under the 2000 Plan as of the date of the approval of the 2003 Plan. The number of shares which were reserved but not issued under the 2000 Plan that were transferred to the Company’s 2003 Plan were 615,290, which when combined with the shares reserved for the Company’s 2003 Plan total 1,365,290 shares reserved under the Company’s 2003 Plan as of the date of transfer. Any options cancelled under either the 2000 Plan or the 2003 Plan are returned to the pool available for grant. As of December 31, 2008, 160,737 shares were reserved for future grants under the Company’s 2003 Plan.

Options under the 2003 Plan may be granted for periods of up to ten years, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the underlying stock on the date of grant and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the underlying stock on the date of grant. To date, options granted generally vest over four years, with the first tranche vesting at the end of twelve months and the remaining shares underlying the option vesting monthly over the remaining three years. In fiscal 2005, certain options granted under the 2003 Plan immediately vested and were exercisable on the date of grant, and the shares underlying such options were subject to a resale restriction which expires at a rate of 25% per year.

2006 Long Term Incentive Plan

In April 2006, the Company adopted the 2006 Long Term Incentive Plan (the “2006 Plan”), which was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders on May 23, 2006. The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards and other stock awards, to eligible directors, employees and consultants of the Company. Upon the adoption of the 2006 Plan, the Company reserved 2,500,000 shares of common stock for issuance under the 2006 Plan. In June 2008, the Company adopted amendments to the 2006 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2006 plan by an additional 2,500,000 shares. As of December 31, 2008, 2,345,289 shares were reserved for future grants under the 2006 Plan.

Options granted under the 2006 Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, directors and consultants. Options may be granted for periods of up to ten years, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the underlying stock on the date of grant and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the underlying stock on the date of grant. Options granted under the 2006 Plan generally vest over four years, with the first tranche vesting at the end of twelve months and the remaining shares underlying the option vesting monthly over the remaining three years.

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

Performance awards may be in the form of performance shares or performance units. A performance share means an award denominated in shares of Company common stock and a performance unit means an award denominated in units having a dollar value or other currency, as determined by the plan administrator. The plan administrator will determine the number of performance awards that will be granted and will establish the performance goals and other conditions for payment of such performance awards. The period of measuring the achievement of performance goals will be a minimum of twelve (12) months.

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

Any shares of common stock subject to an award that is forfeited, settled in cash, expires or is otherwise settled without the issuance of shares shall again be available for awards under the 2006 Plan. Additionally, any shares that are tendered by a participant of the 2006 Plan or retained by the Company as full or partial payment to the Company for the purchase of an award or to satisfy tax withholding obligations in connection with an award shall no longer again be made available for issuance under the 2006 Plan.

The number of “full value equity awards” (as defined below) that may be granted will be limited to no more than ten percent (10%) of the shares issuable under the 2006 Plan. For these purposes, a “full value equity award” is any award pursuant to the 2006 Plan, other than options, stock appreciation rights or other awards which are based solely on an increase in value of the Company’s common stock following the date of grant.

2006 Stand-Alone Stock Option Agreement

In August 2006, the Company reserved for and granted a 300,000 share NSO in connection with the hiring of a key executive.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Prior to January 1, 2006, employees were able to purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. As of January 1, 2006, the Company changed the ESPP such that employees will purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is now determined at the purchase date and there is no longer a look-back period, the Company recognizes the expense based on the 15% discount at purchase. For the years ended December 31, 2008, 2007, and 2006, ESPP compensation expense was $250,000, $232,000 and $206,000, respectively.

Valuation and Expense Information Under SFAS 123R

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on a combination of the historical volatility of the Company’s stock as well as the historical volatility of certain of the Company’s industry peers’ stock. The Company estimated the forfeiture rate for the years ended December 31, 2008, 2007, and 2006 based on its historical experience.

	Stock Options
	Year Ended December 31,
	2008	2007	2006
Expected life (in years)	4.3	4.5	4.9
Risk-free interest rate	3.02%	4.48%	4.75%
Expected volatility	49%	53%	59%
Dividend yield	—	—	—
Weighted average fair value of grants	$9.57	$15.36	$11.85

Stock options activity under the stock option plans during the years ended December 31, 2006, 2007, and 2008 were as follows (share data in thousands):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
December 31, 2005	3,674	$10.49
Granted	1,390	21.84
Exercised	(997)	8.56
Cancelled	(133)	16.60
December 31, 2006	3,934	$14.79
Granted	951	32.40
Exercised	(1,237)	11.07
Cancelled	(224)	23.22
December 31, 2007	3,424	$20.47
Granted	1,018	23.02
Exercised	(157)	15.01
Cancelled	(369)	24.22
December 31, 2008	3,916	$21.00

Information regarding the stock options outstanding at December 31, 2008, 2007, and 2006 is summarized below.

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (thousands)
As of December 31, 2008
Shares outstanding	3,916	$21.00	6.99	$3,410
Shares vested and expected to vest	3,820	$20.87	6.95	$3,406
Shares exercisable	2,272	$17.39	5.75	$3,353

As of December 31, 2007
Shares outstanding	3,424	$20.47	7.45	$52,424
Shares vested and expected to vest	3,333	$20.28	7.41	$51,656
Shares exercisable	1,744	$13.80	6.00	$38,134

As of December 31, 2006
Shares outstanding	3,934	$14.79	7.13	$45,148
Shares vested and expected to vest	3,844	$14.64	7.08	$44,650
Shares exercisable	2,387	$10.86	5.72	$36,732

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2008, 2007, and 2006 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008, December 31, 2007, and December 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2008, 2007 and 2006 was $1.2 million, $25.7 million, and $15.3 million, respectively.

The total fair value of options vested during the years ended December 31, 2008, 2007, and 2006 was $9.1 million, $6.4 million, and $3.0 million, respectively.

As of December 31, 2008, $14.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.28 years.

Cash received from option exercises and purchases under the ESPP for the years ended December 31, 2008, 2007 and 2006 was $2.4 million, $13.7 million, and $8.5 million, respectively.

Restricted stock units as of December 31, 2008, 2007, and 2006, and changes during the years ended December 31, 2008, 2007, and 2006 were as follows (share data in thousands):

	2008		2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	In thousands		In thousands		In thousands
Restricted stock units outstanding at beginning of year	149	$27.67	114	$22.52	—	$—
Restricted stock units granted	153	24.86	101	29.84	114	22.52
Restricted stock units vested	(58)	28.93	(51)	22.59	—	—
Restricted stock units cancelled	(9)	27.32	(15)	20.35	—	—

Restricted stock units outstanding at end of year	235	$25.55	149	$27.67	114	$22.52

Total intrinsic value of restricted stock units vested during the years ended December 31, 2008 and 2007 was $1.2 million and $1.7 million. No restricted stock units vested in the year ended December 31, 2006.

The total fair value of restricted stock units vested during the year ended December 31, 2008 and 2007 was $1.7 million and $1.2 million, respectively. No restricted stock units vested in the year ended December 31, 2006.

As of December 31, 2008, $3.3 million of total unrecognized compensation cost related to non-vested restricted stock units is expected to be recognized over a weighted-average period of 1.17 years.

Total fair value of stock-based compensation awards expensed for the years ended December 31, 2008, 2007, and 2006 was $8.5 million, $6.6 million, and $3.4 million, respectively, net of tax. The actual excess tax benefit recognized for the tax deduction arising from the exercise of stock-based compensation awards for the years ended December 31, 2008, 2007, and 2006 totaled $81,000, $8.4 million, and $4.2 million, respectively.

Common Stock Repurchase Programs

In October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6,000,000 shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. During the fiscal year ended December 31, 2008, the Company repurchased approximately 1.2 million shares or $12.0 million of common stock under this repurchase authorization.

In addition, the Company repurchased approximately 9,000 shares, or $206,000 of common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units during the year ended December 31, 2008. Similarly, during the year ended December 31, 2007, the Company repurchased approximately 5,000 shares, or $150,000 of common stock under the same program to help facilitate tax withholding for restricted stock units. During the year ended December 31, 2006, the Company did not repurchase any common stock.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Note 10—Segment Information, Operations by Geographic Area and Customer Concentration:

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. By this definition, the Company operates in one business segment, which comprises the development, marketing and sale of networking products for the small business and home markets. The Company’s primary headquarters and a significant portion of its operations are located in the United States. The Company also conducts sales, marketing and customer service activities through several small sales offices in Europe, Middle-East and Africa (“EMEA”) and Asia as well as outsourced distribution centers.

For reporting purposes revenue is attributed to each geography based on the geographic location of the customer. Net revenue by geography comprises gross revenue less such items as sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9, sales returns and price protection, which reduce gross revenue.

Geographic information

Net revenue by geographic location is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$297,641	$273,695	$220,440
United Kingdom	120,994	183,341	151,026
EMEA (excluding UK)	233,064	197,013	147,208
Asia Pacific and rest of the world	91,645	73,738	54,896

	$743,344	$727,787	$573,570

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	Year Ended December 31,
	2008	2007
United States	$17,632	$9,459
EMEA	434	578
Asia Pacific and rest of the world	2,226	1,168

	$20,292	$11,205

Customer concentration (as a percentage of net revenue):

	Year Ended December 31,
	2008	2007	2006
Ingram Micro, Inc.	14%	17%	19%
Tech Data Corporation	11%	14%	16%
All others individually less than 10% of revenue	75%	69%	65%

	100%	100%	100%

Note 11—Employee Benefit Plan:

In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. Through December 31, 2007, the Company contributed an amount equal to 50% of the employee contributions up to a maximum of $1,500 per calendar year per employee. Beginning on January 1, 2008 through December 31, 2008, the Company contributed an amount equal to 100% of the employee contributions up to a maximum of $7,000 per calendar year per employee. The Company expensed $1.3 million, $698,000 and $473,000 related to the NETGEAR 401(k) Plan in the years ended December 31, 2008, 2007 and 2006, respectively.

Note 12—Fair Value of Financial Instruments:

The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Although there was no impact for adoption of SFAS 157 to the consolidated financial statements, the Company is now required to provide additional disclosures as part of its financial statements. In accordance with FSP 157-2, the Company deferred adoption of SFAS 157 as it relates to non-financial assets and liabilities except those measured at fair value in the financial statements on a recurring basis. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of the Company’s financial assets and liabilities by the above SFAS 157 categories as of December 31, 2008:

	As of December 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents	$122,232	$122,232	$—	$—
Available-for-sale securities(1)	10,170	10,170	—	—
Foreign currency forward contracts	1,494	—	1,494	—

Total	$133,896	$132,402	$1,494	$—

(1)	Included in short-term investments on the Company’s consolidated balance sheet.

	As of December 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Foreign currency forward contracts	$(3,274)	$—	$(3,274)	$—

Total	$(3,274)	$—	$(3,274)	$—

The Company’s investments in cash equivalents and available-for-sale securities are recorded at fair value based on quoted market prices in active markets. All of the Company’s foreign currency forward contracts are with counterparties that have long-term credit ratings of double-A. The Company’s foreign currency forward contracts are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At December 31, 2008, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts.

The carrying value of nonfinancial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

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

	March 30, 2008	June 29, 2008	September 28, 2008	December 31, 2008
Net revenue	$198,154	$204,464	$179,367	$161,359
Gross profit	$63,863	$66,409	$62,293	$48,459
Provision for income taxes	$7,862	$8,718	$7,929	$2,784
Net income	$11,226	$11,064	$3,103	$(7,343)
Net income per share—basic	$0.32	$0.31	$0.09	$(0.21)
Net income per share—diluted	$0.31	$0.31	$0.09	$(0.21)

	April 1, 2007	July 1, 2007	September 30, 2007	December 31, 2007
Net revenue	$173,572	$164,275	$191,681	$198,259
Gross profit	$60,030	$55,954	$63,778	$62,845
Provision for income taxes	$7,756	$6,784	$8,796	$7,546
Net income	$14,021	$6,133	$13,266	$12,534
Net income per share—basic	$0.41	$0.18	$0.38	$0.36
Net income per share—diluted	$0.40	$0.17	$0.37	$0.35

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework, issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management (including our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2009 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Proxy Statement under the headings “Election of Directors,” “Board and Committee Meetings,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the information contained in the section captioned “Executive Officers of the Registrant” included under Part I, Item 1 of this Form 10-K.

We have adopted a Code of Ethics that applies to our Chief Executive Officer and senior financial officers, as required by the SEC. The current version of our Code of Ethics can be found on our Internet site at http:// www.netgear.com. Additional information required by this Item regarding our Code of Ethics is incorporated by reference to the information contained in the section captioned “Corporate Governance Policies and Practices” in our Proxy Statement.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at http:// www.netgear.com within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding equity compensation plans is incorporated by reference to the section entitled “Equity Compensation Plan Information” set forth in Item 5 of this Form 10-K.

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

The information required by this Item related to audit fees and services is incorporated by reference to the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial Statement Schedule.

The following financial statement schedule of NETGEAR, Inc. for the fiscal years ended December 31, 2008, 2007 and 2006 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of NETGEAR, Inc.

Schedule II—Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2008	2,307	43	(432)	1,918
Year ended December 31, 2007	1,727	966	(386)	2,307
Year ended December 31, 2006	1,295	648	(216)	1,727

Allowance for sales returns and product warranty:
Year ended December 31, 2008	36,974	69,748	(68,405)	38,317
Year ended December 31, 2007	29,428	62,982	(55,436)	36,974
Year ended December 31, 2006	17,830	61,558	(49,960)	29,428

Allowance for price protection:
Year ended December 31, 2008	497	7,489	(4,556)	3,430
Year ended December 31, 2007	3,194	5,297	(7,994)	497
Year ended December 31, 2006	1,456	9,517	(7,779)	3,194

(3) Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 4th day of March 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PATRICK C.S. LO Patrick C.S. Lo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 4, 2009

/s/ CHRISTINE M. GORJANC Christine M. Gorjanc	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2009

/s/ JOCELYN CARTER-MILLER Jocelyn Carter-Miller	Director	March 4, 2009

/s/ RALPH E. FAISON Ralph E. Faison	Director	March 4, 2009

/s/ A. TIMOTHY GODWIN A. Timothy Godwin	Director	March 4, 2009

/s/ LINWOOD A. Lacy, JR. Linwood A. Lacy, Jr.	Director	March 4, 2009

/s/ George G. C. Parker George G. C. Parker	Director	March 4, 2009

Signature	Title	Date

/s/ GREGORY J. ROSSMANN Gregory J. Rossmann	Director	March 4, 2009

/s/ JULIE A. SHIMER Julie A. Shimer	Director	March 4, 2009

INDEX TO EXHIBITS

Exhibit Number	Description
2.1**	Asset Purchase Agreement, dated as of September 22, 2008, by and among CP Secure International Holding Limited, the stockholders thereof and the registrant(1)

3.3	Amended and Restated Certificate of Incorporation of the registrant(2)

3.5	Amended and Restated Bylaws of the registrant(2)

4.1	Form of registrant’s common stock certificate(2)

10.1	Form of Indemnification Agreement for directors and officers(2)

10.2#	2000 Stock Option Plan and forms of agreements thereunder(2)

10.3#	2003 Stock Plan and forms of agreements thereunder(2)

10.4#	2003 Employee Stock Purchase Plan(2)

10.5#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo(2)

10.7#	Employment Agreement, dated August 10, 2001, between the registrant and Jonathan R. Mather(2)

10.8#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill(2)

10.9#	Employment Agreement, dated November 4, 2002, between the registrant and Michael F. Falcon(2)

10.10#	Employment Agreement, dated January 6, 2003, between the registrant and Charles T. Olson(2)

10.11#	Employment Agreement, dated October 18, 2004, between the registrant and Albert Y. Liu(3)

10.12#	Employment Agreement, dated November 16, 2005, between the registrant and Christine M. Gorjanc(4)

10.13	Standard Office Lease, dated December 3, 2001, between the registrant and Dell Associates II-A, and First Amendment to Standard Office Lease, dated March 21, 2002(2)

10.13.1	Second Amendment to Lease, dated June 30, 2004, between the registrant and Dell Associates II-A(5)

10.14*	Distributor Agreement, dated March 1, 1997, between the registrant and Tech Data Product Management, Inc.(2)

10.15*	Distributor Agreement, dated March 1, 1996, between the registrant and Ingram Micro Inc., as amended by Amendment dated October 1, 1996 and Amendment No. 2 dated July 15, 1998(2)

10.24*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL, Logistics Americas, Ltd.(2)

10.25*	Distribution Operation Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)(2)

10.26*	Distribution Operation Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited(2)

10.30#	Employment Agreement, dated November 3, 2003, between the registrant and Michael Werdann(6)

10.31#	Severance Agreement and Release, effective as of November 12, 2004, between the registrant and Christopher Marshall(7)

10.32	Settlement Agreement and Release for Zilberman v. NETGEAR, Civil Action CV021230, effective as of November 22, 2005(8)

Exhibit Number	Description
10.33#	2006 Long Term Incentive Plan and forms of agreements thereunder(9)

10.34	Agreement and Plan of Merger, dated as of July 26, 2006, by and among the registrant, SKJM Holdings Corporation, SkipJam Corp., Michael Spilo, Jonathan Daub, Francis Refol, Dennis Aldover and Zhicheng Qiu(10)

10.35#	Separation Agreement and Release, dated as of April 26, 2006, by and between the registrant and Jonathan R. Mather(11)

10.36#	Employment Agreement, dated September 5, 2006, between the registrant and Deborah A. Williams(12)

10.38#	Relocation Agreement, dated September 5, 2006, between the registrant and Deborah A. Williams(13)

10.39#	Employment Agreement, dated September 7, 2006, between the registrant and Thomas Holt(14)

10.40#	Relocation Agreement, dated September 7, 2006, between the registrant and Thomas Holt(15)

10.41**	Agreement and Plan of Merger, dated as of May 2, 2007, by and among the registrant, NAS Holdings Corporation, Infrant Technologies, Inc., certain Infrant shareholders thereof, and Paul Tien as the Holders Representative(16)

10.42#	NETGEAR, Inc. 2007 Bonus Plan(17)

10.43#	Separation Agreement and Release, dated as of August 29, 2007, by and between the registrant and Deborah A. Williams(18)

10.44	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC(19)

10.45	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC(20)

10.46#	Amended and Restated 2006 Long-Term Incentive Plan(21)

10.47#	NETGEAR, Inc. Executive Bonus Plan(22)

10.49#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon

10.50#	Amendment to Employment Agreement, dated December 31, 2008, between the registrant and Christine Gorjanc

10.51#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick Lo

10.52#	Amendment to Offer Letter, dated December 28, 2008, between the registrant and Mark Merrill

10.53#	Amendment to Employment Agreement, dated December 24, 2008, between the registrant and Chuck Olson

10.54#	Amendment to Employment Agreement, dated December 30, 2008, between the registrant and Michael Werdann

10.55#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Thomas Holt

21.1	List of subsidiaries and affiliates

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Exhibit Number	Description
24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted as to certain portions of this Exhibit.
**	Registrant hereby agrees to furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon its request.
(1)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 23, 2008 with the Securities and Exchange Commission.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003.
(3)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.
(4)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Current Report on Form 8-K filed on November 22, 2005 with the Securities and Exchange Commission.
(5)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.
(6)	Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed on March 5, 2004 with the Securities and Exchange Commission.
(7)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.
(8)	Incorporated by reference to Exhibit 10.33 of the Registrant’s Current Report on Form 8-K filed on November 25, 2005 with the Securities and Exchange Commission.
(9)	Incorporated by reference to the copy included in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 21, 2006 with the Securities and Exchange Commission.
(10)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2006 with the Securities and Exchange Commission.
(11)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on April 26, 2006 with the Securities and Exchange Commission.
(12)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.
(13)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.
(14)	Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.
(15)	Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on September 11, 2006 with the Securities and Exchange Commission.
(16)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 3, 2007 with the Securities and Exchange Commission.
(17)	Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on May 3, 2007 with the Securities and Exchange Commission.

(18)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 30, 2007 with the Securities and Exchange Commission.
(19)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 27, 2007 with the Securities and Exchange Commission.
(20)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008 with the Securities and Exchange Commission.
(21)	Incorporated by reference to the copy included in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 28, 2008 with the Securities and Exchange Commission.
(22)	Incorporated by reference to the copy included in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 28, 2008 with the Securities and Exchange Commission.