Form 10-Q
period 2009-03-29
NETGEAR, INC
filed 2009-05-07
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 29, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 34,379,316 as of May 1, 2009.

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 29, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$190,218	$192,839
Short-term investments	10,080	10,170
Accounts receivable, net	127,984	138,275
Inventories	92,023	112,240
Deferred income taxes	13,222	13,129
Prepaid expenses and other current assets	20,615	22,695

Total current assets	454,142	489,348
Property and equipment, net	18,612	20,292
Intangibles, net	12,058	13,311
Goodwill	61,439	61,400
Other non-current assets	2,039	1,858

Total assets	$548,290	$586,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,913	$60,073
Accrued employee compensation	6,247	7,177
Other accrued liabilities	74,793	87,747
Deferred revenue	19,375	21,508

Total current liabilities	135,328	176,505
Non-current income taxes payable	12,382	12,357
Other non-current liabilities	6,710	6,389

Total liabilities	154,420	195,251

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	269,162	266,070
Cumulative other comprehensive income	32	67
Retained earnings	124,642	124,787

Total stockholders’ equity	393,870	390,958

Total liabilities and stockholders’ equity	$548,290	$586,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 29, 2009	March 30, 2008
Net revenue	$152,018	$198,154
Cost of revenue	109,087	134,291

Gross profit	42,931	63,863

Operating expenses:
Research and development	7,353	8,738
Sales and marketing	25,902	33,028
General and administrative	8,237	7,313
Restructuring	676	—
Litigation reserves, net	2,532	51

Total operating expenses	44,700	49,130

Income (loss) from operations	(1,769)	14,733
Interest income	304	1,512
Other income, net	1,047	2,843

Income (loss) before income taxes	(418)	19,088
Provision for (benefit from) income taxes	(460)	7,862

Net income	$42	$11,226

Net income per share:
Basic	$0.00	$0.32

Diluted	$0.00	$0.31

Weighted average shares outstanding used to compute net income per share:
Basic	34,351	35,316

Diluted	34,602	35,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net income	$42	$11,226
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,163	2,754
Purchase premium amortization (discount accretion) on investments	32	(14)
Non-cash stock-based compensation	2,916	2,798
Income tax benefit (detriment) associated with stock option exercises	(555)	147
Excess tax benefit from stock-based compensation	(1)	(133)
Deferred income taxes	(201)	(970)
Changes in assets and liabilities:
Accounts receivable	10,291	1,922
Inventories	20,217	(14,581)
Prepaid expenses and other assets	1,992	(1,878)
Accounts payable	(25,160)	(3,785)
Accrued employee compensation	(930)	(4,902)
Other accrued liabilities	(12,509)	1,135
Deferred revenue	(2,133)	(166)
Income taxes payable	25	4,627

Net cash used in operating activities	(2,811)	(1,820)

Cash flows from investing activities:
Proceeds from sale of short-term investments	—	16,750
Purchase of property and equipment	(229)	(4,212)
Payments made in connection with business acquisition, net of cash acquired	(39)	—

Net cash provided by (used in) investing activities	(268)	12,538

Cash flows from financing activities:
Purchase and retirement of treasury stock	(187)	(157)
Proceeds from exercise of stock options	21	784
Proceeds from issuance of common stock under employee stock purchase plan	623	733
Excess tax benefit from stock-based compensation	1	133

Net cash provided by financing activities	458	1,493

Net increase (decrease) in cash and cash equivalents	(2,621)	12,211
Cash and cash equivalents, at beginning of period	192,839	167,495

Cash and cash equivalents, at end of period	$190,218	$179,706

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

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2008 has been derived from audited financial statements at such date. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 29, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s significant accounting policies have not materially changed during the three months ended March 29, 2009.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2009, the Company adopted SFAS 157 for all non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis without impact to the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company adopted SFAS 161 in the first quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The Company adopted FSP 142-3 in the first quarter of fiscal 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2008, the FASB issued FSP 133-1 and FASB Interpretation No. 45 (“FSP 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. FSP 133-1 and FIN 45-4 amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective in the first quarter of fiscal 2009. FSP 133-1 and FIN 45-4 also clarifies the effective date in SFAS 161. The Company adopted the disclosures required by SFAS 161 in the first quarter of fiscal 2009. Since FSP 133-1 and FIN 45-4 only required additional disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether unvested instruments granted in share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.” The Company adopted FSP EITF 03-6-1 in the first quarter of fiscal 2009. This adoption did not result in a change in the Company’s earnings per share or diluted earnings per share.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 requires that an entity disclose in the body or in the accompanying notes of its financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. In addition, an entity shall also disclosure the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 is effective in the second fiscal quarter of 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are required but only for periods ending after initial adoption. Since FSP 107-1 only requires additional disclosures, the adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective in the second fiscal quarter of 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are required but only for periods ending after initial adoption. The Company is currently evaluating the provisions of FSP 157-4 and does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities, as well as contains additional disclosure requirements related to debt and equity securities. FSP 115-2 is effective in the second fiscal quarter of 2009. The Company is currently evaluating the provisions of FSP 115-2 and does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Stock-based Compensation

The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of March 29, 2009, a total of 1,717,262 shares were reserved for future grants under these plans.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the Employee Stock Purchase Plan included in the Company’s Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Cost of revenue	$242	$222
Research and development	520	801
Sales and marketing	1,055	847
General and administrative	1,099	928

	$2,916	$2,798

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on the historical volatility of the Company’s stock for the three months ended March 29, 2009, and a combination of the historical volatility of the Company’s stock as well as the historical volatility of certain of the Company’s industry peers’ stock for the three months ended March 30, 2008:

	Stock Options
	Three Months Ended
	March 29, 2009	March 30, 2008
Expected life (in years)	4.4	4.3
Risk-free interest rate	1.50%	3.08%
Expected volatility	51%	49%
Dividend yield	—	—

As of March 29, 2009, $16.7 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.30 years. Additionally, $4.3 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.30 years.

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

Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Balance as of beginning of the period	$28,607	$27,557
Provision for warranty liability made during the period	7,052	16,859
Settlements made during the period	(11,532)	(13,287)

Balance at end of period	$24,127	$31,129

5. Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.7 million for the three months ended March 29, 2009 and $3.3 million for the three months ended March 30, 2008.

6. Restructuring

In July 2008, the Company ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to its new corporate headquarters in San Jose, California. The Company initially expected to sublease the majority of this space through the end of the operating leases, the longest of which extends to December 2010. However, in the three months ended March 29, 2009, the Company determined that it was probable that a sub-lessee would cease making payments, and the Company does not expect to find a replacement sub-lessee during the remaining term of the lease. As such, the Company increased its accrual for restructuring charges by $643,000 in the three months ended March 29, 2009 to reflect the decrease in sublease income through the remaining term of the lease. In total, the Company recognized $676,000 in expenses related to future lease payments on the vacated facilities in the three months ended March 29, 2009. The Company presents expenses related to restructuring as a separate line item in its condensed consolidated statements of operations.

The following is a summary of the accrued restructuring charges:

	Accrued Restructuring Charges at December 31, 2008	Adjustment to Accrual Recognition	Ongoing Exit Expense	Present Value Accretion	Cash Payments	Accrued Restructuring Charges at March 29, 2009
	(In thousands)
Abandonment of excess leased facilities	$354	$643	$15	$18	$(99)	$931
Current portion	$264					$575
Long-term portion	$90					$356

7. Balance Sheet Components

Derivative financial instruments:

The Company uses derivatives to mitigate its business exposure to foreign exchange risk. Foreign currency forward contracts are used to offset the foreign exchange risk on certain existing assets and liabilities. The Company records all derivatives on the balance sheet at fair value. All forward contracts mature within six months.

The following table shows the outstanding forward contracts at March 29, 2009 (in thousands):

	March 29, 2009
	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at March 29, 2009
Forward contracts to sell
Australian dollar	AUD	6,087	USD	$4,041	($174)
euro	EUR	16,658	USD	$21,706	($702)
British pound	GBP	7,033	USD	$10,207	$129
Japanese yen	JPY	115,359	USD	$1,232	$66

The following table shows the outstanding forward contracts at December 31, 2008 (in thousands):

	December 31, 2008
	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at December 31, 2008
Forward contracts to sell
Australian dollar	AUD	12,353	USD	$8,253	($178)
euro	EUR	25,101	USD	$32,449	($2,611)
British pound	GBP	11,609	USD	$18,096	$1,444
Japanese yen	JPY	447,929	USD	$4,492	($436)

These forward contracts are the Company’s only derivative instruments and are not designated as hedging instruments as defined in SFAS 133. The Company accounts for forward contracts in accordance with SFAS No. 52, “Foreign Currency Translation.”

Derivative Assets	Balance Sheet Location	Fair Value at March 29, 2009	Balance Sheet Location	Fair Value at December 31, 2008
	(In thousands)
Derivative assets not designated as hedging instruments under Statement 133	Prepaid expenses and other current assets	$314	Prepaid expenses and other current assets	$1,494

Derivative Liabilities	Balance Sheet Location	Fair Value at March 29, 2009	Balance Sheet Location	Fair Value at December 31, 2008
	(In thousands)
Derivative liabilities not designated as hedging instruments under Statement 133	Other accrued liabilities	$(995)	Other accrued liabilities	$(3,275)

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		March 29, 2009	December 31, 2008
		(In thousands)
Foreign currency forward contracts	Other income, net	$2,428	$616

The Company recognized unrealized net gains of $1.1 million in other income, net in its condensed consolidated statements of operations related to the re-measurement of unsettled forward contracts during the three months ended March 29, 2009, and net losses of $1.8 million during the three months ended December 31, 2008. The Company did not have any forward contracts during the three months ended March 30, 2008. For details of our fair value measurements, please see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Accounts receivable, net:

	March 29, 2009	December 31, 2008
	(In thousands)
Gross accounts receivable	$141,709	$153,333

Less: Allowance for doubtful accounts	(1,805)	(1,918)
Allowance for sales returns	(9,492)	(9,710)
Allowance for price protection	(2,428)	(3,430)

Total allowances	(13,725)	(15,058)

Accounts receivable, net	$127,984	$138,275

Inventories:

	March 29, 2009	December 31, 2008
	(In thousands)
Raw materials	$738	$639
Finished goods	91,285	111,601

Total	$92,023	$112,240

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net:

	March 29, 2009	December 31, 2008
	(In thousands)
Computer equipment	$6,169	$6,101
Furniture, fixtures and leasehold improvements	8,367	8,734
Software	18,034	18,083
Machinery	9,232	8,923
Construction in progress	44	158

	41,846	41,999
Less: accumulated depreciation and amortization	(23,234)	(21,707)

Property and equipment, net	$18,612	$20,292

Goodwill:

	Goodwill at December 31, 2008	CP Secure Additional Acquisition Costs	Goodwill at March 29, 2009
	(In thousands)
Goodwill	$61,400	$39	$61,439

Goodwill increased $39,000 in the three months ended March 29, 2009, attributable to additional acquisition costs related to the Company’s December 2008 acquisition of CP Secure International Holding Limited (“CP Secure”).

Other accrued liabilities:

	March 29, 2009	December 31, 2008
	(In thousands)
Sales and marketing programs	$25,220	$33,584
Warranty obligation	24,127	28,607
Freight	4,437	3,546
Other	21,009	22,010

Other accrued liabilities	$74,793	$87,747

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

Net income per share for the three months ended March 29, 2009 and March 30, 2008 are as follows (in thousands, except per share data):

	Three Months Ended
	March 29, 2009	March 30, 2008
Net income	$42	$11,226

Weighted average shares outstanding:
Basic	34,351	35,316
Dilutive potential common shares	251	625

Total diluted	34,602	35,941

Basic net income per share	$0.00	$0.32

Diluted net income per share	$0.00	$0.31

Weighted average stock options and unvested restricted stock awards to purchase 4,422,074 shares of the Company’s stock for the three months ended March 29, 2009 and 2,577,783 shares for the three months ended March 30, 2008 were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

9. Income Taxes

The effective tax rate was 110.0% for the three months ended March 29, 2009. The effective tax rate was 41.2% for the three months ended March 30, 2008. The increase in the effective tax rate for the three months ended March 29, 2009 compared to the same period ended March 30, 2008 is primarily caused by a loss forecasted for fiscal 2009 in certain low tax jurisdictions. The rate for the three months ended March 29, 2009 is further adversely affected by a decrease in forecasted pre-tax earnings for fiscal 2009 compared to the prior year.

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

Net revenue by geographic location is as follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
United States	$65,219	$79,203
United Kingdom	23,444	38,379
EMEA (excluding U.K.)	50,722	59,766
Asia Pacific and rest of the world	12,633	20,806

	$152,018	$198,154

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	March 29, 2009	December 31, 2008
United States	$16,309	$17,632
EMEA	383	434
Asia Pacific and rest of the world	1,920	2,226

	$18,612	$20,292

Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended
	March 29, 2009	March 30, 2008
Ingram Micro, Inc.	10%	15%
All others	90%	85%

	100%	100%

11. Commitments and Contingencies

Litigation and Other Legal Matters

NETGEAR v. CSIRO

In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (“CSIRO”), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of the Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a, 802.11g, and 802.11n wireless LAN standards infringe its patent. In July 2006, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc., which Buffalo recently appealed and which has been partially remanded to the District Court. The District Court consolidated this action with three related actions involving other companies (such as Buffalo) accused of infringing CSIRO’s patent. The Company attended a court-mandated mediation in November 2007 but failed to resolve the litigation. The District Court held a June 26, 2008 claim construction hearing. On August 14, 2008, the District Court issued a claim construction order and denied a motion for summary judgment of invalidity. In December 2008, the parties filed numerous motions for summary judgment concerning, among other things, infringement, validity, and other affirmative defenses. The District Court commenced a jury trial on April 13, 2009 regarding all liability issues for the four consolidated cases. On April 20, 2009, the Company and CSIRO executed a Memorandum of Understanding (“MOU”) setting forth the terms of a settlement and license agreement between the Company and CSIRO. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company agreed to make a one-time lump sum payment in consideration for a fully paid perpetual license and a covenant not to sue with respect to the ‘069 patent and all corresponding patents throughout the world. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patent, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense of $2.1 million in the three months ended March 29, 2009. Additionally, the Company will allocate $2.9 million of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold.

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

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Western District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company filed its answer in the first quarter of 2008. This action is in the final stages of discovery. The District Court held a claim construction hearing on August 15, 2008. On September 10, 2008, the District Court issued a claim construction order. In February 2009, the parties filed numerous motions for summary judgment concerning, among other things, non-infringement, invalidity, and other affirmative defenses. The District Court has scheduled the jury trial to take place on August 24, 2009.

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court for the District of South Carolina. OptimumPath alleges that the Company infringes U.S. Patent No. 7,035,281. OptimumPath has claimed that the Company’s wireless networking products infringe on OptimumPath’s patents. OptimumPath has also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32. In March 2009, the District Court granted defendants’ motion to transfer the case to the Northern District of California.

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

Fenner Investments Ltd. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Fenner Investments, Ltd. (“Fenner”), a patent-holding company existing under the laws of the State of Texas, in the U.S. District Court for the Eastern District of Texas. Fenner alleges that the Company infringes U.S. Patent No. 7,145,906 entitled “Packet Switching Node” and U.S. Patent No. 5,842,224 entitled “Method and Apparatus for Source Filtering Data Packets Between Networks of Differing Media”. Fenner has also sued six other companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. The District Court had scheduled a February 19, 2009 claim construction hearing and an October 13, 2009 jury trial. The Company attended a court-mandated mediation in February 2009 but failed to resolve the litigation. In late April 2009, without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to make a one-time lump sum payment of $350,000 in consideration for a fully paid perpetual license to the patents in suit as well as a covenant not to sue by Fenner. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patents, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense in the three months ended March 29, 2009. Additionally, the Company will allocate the balance of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold.

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

EZ4Media, Inc. v. NETGEAR

In June 2008, a lawsuit was filed against the Company by EZ4Media, Inc. (“EZ4Media”) in the U.S. District Court for the Northern District of Illinois. EZ4Media alleges that the Company’s digital media receivers infringe U.S. Patent Nos. 7,142,934, 7,142,935, 7,167,765 and 7,130,616. EZ4Media has also sued eight other companies alleging similar claims of patent infringement. The Company filed its answer and counterclaims in the third quarter of 2008. In March 2009, the Company and EZ4Media reached an agreement to dismiss the case without prejudice and without any financial obligation on the Company’s part. The case was dismissed on March 6, 2009.

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and thirty other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court for the Northern District of Alabama. Northpeak alleges that the Company’s 802.11b compatible products infringes U.S. Patent Nos. 4,977,577 and 5,987,058. The Company filed its answer in the fourth quarter of 2008. On January 21, 2009, the Court granted a motion to transfer the case to the U.S. District Court for the Northern District of California. The Court has not yet set a trial date.

Finoc, LLC v. NETGEAR

In February 2009, a lawsuit was filed against the Company and fourteen other companies by Finoc Design Consulting OY (“Finoc”) in the U.S. District Court for the Eastern District of Texas. Finoc alleges that the Company’s wireless DSL gateway products infringe U.S. Patent No. 6,850,560. The Company is currently investigating the allegations.

Data Network Storage, LLC v. NETGEAR

In April 2009, a lawsuit was filed against the Company and fourteen other companies by Data Network Storage, LLC (“DNS”) in the U.S. District Court for the Southern District of California. DNS alleges that the Company and the other third parties infringe U.S. Patent No. 6,098,128. The Company is currently investigating the allegations.

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

In June 2006, the Company received a request for indemnification from Charter and Charter Communications Operating, LLC, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Rembrandt Technologies, L.P. (“Rembrandt”), a patent-holding company. Rembrandt alleges that Charter infringes U.S. Patent Nos. 5,243,627, 5,852,631, 5,719,858 and 4,937,819. Rembrandt alleges that products implementing the DOCSIS standard, which are supplied to Charter by, among others, the Company, infringe these patents. Rembrandt has also filed a similar lawsuit in the same jurisdiction against Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP. In November 2007, the Company along with Motorola, Inc., Cisco Systems, Inc., Scientific-Atlanta, Inc., ARRIS Group, Inc., Thomson, Inc. and Ambit Microsystems, Inc. filed a complaint for declaratory judgment in the U.S. District Court for the District of Delaware against Rembrandt, seeking a declaration that Rembrandt’s alleged patents are either invalid or not infringed. The action is currently in the discovery phase. The District Court held a claim construction hearing on August 5, 2008, and has scheduled a September 9, 2009 jury trial. On November 29, 2008, the District Court issued its claim construction order. The District Court held a mediation on March 3-4, 2009 but the parties were unable to reach a resolution.

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

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and small business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company adopted FSP SFAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for the three months ended March 29, 2009 and the three months ended March 30, 2008. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

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

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At March 29, 2009, the Company had $36.6 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 29, 2009.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 29, 2009.

12. Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The following table summarizes the valuation of the Company’s financial instruments as of March 29, 2009 and December 31, 2008:

	As of March 29, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$155,739	$155,739	$—	$—
Available-for-sale securities (1)	10,080	10,080	—	—
Foreign currency forward contracts (2)	314	—	314	—

Total	$166,133	$165,819	$314	$—

(1)	Included in short-term investments on the Company’s condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

	As of March 29, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(995)	$—	$(995)	$—

Total	$(995)	$—	$(995)	$—

(3)	Included in other accrued liabilities on the Company’s condensed consolidated balance sheet.

	As of December 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$122,232	$122,232	$—	$—
Available-for-sale securities (1)	10,170	10,170	—	—
Foreign currency forward contracts (2)	1,494	—	1,494	—

Total	$133,896	$132,402	$1,494	$—

(1)	Included in short-term investments on the Company’s condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

	As of December 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(3,275)	$—	$(3,275)	$—

Total	$(3,275)	$—	$(3,275)	$—

(3)	Included in other accrued liabilities on the Company’s condensed consolidated balance sheet.

The Company’s investments in cash equivalents and available-for-sale securities are recorded at fair value based on quoted market prices in active markets. All of the Company’s foreign currency forward contracts are with counterparties that have long-term credit ratings of double-A. The Company’s foreign currency forward contracts are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At March 29, 2009 and December 31, 2008, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts.

The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

13. Subsequent Events

On April 20, 2009, the Company and CSIRO executed a Memorandum of Understanding (“MOU”) setting forth the terms of a settlement and license agreement between the Company and CSIRO. For discussion, please see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Overview

We design, develop and market innovative networking products that address the specific needs of small business and home users. We define a “small business” as a business with fewer than 250 employees. We are focused on satisfying the ease-of-use, reliability, performance and affordability requirements of these users. Our product offerings enable users to share Internet access, peripherals, files, digital multimedia content and applications among multiple networked devices and other Internet-enabled devices.

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

Our net revenue decreased 23.3% from the three months ended March 30, 2008 to the three months ended March 29, 2009. The decrease in revenue was principally attributable to lower shipments of our broadband gateway products to traditional resellers and existing service provider customers. Additionally, we experienced weakening demand for our switch products. Our revenue decline continued to be negatively impacted by the economic downturn and the relative strengthening of the U.S. dollar. A decrease in sales of wireless-G products was partially mitigated by increased sales of wireless-N products sold to retailers and existing service provider customers.

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

Our gross margin decreased to 28.2% for the three months ended March 29, 2009, from 32.2% for the three months ended March 30, 2008. The decrease in gross margin was primarily attributable to the impact of the strengthening of the U.S. dollar on our foreign currency denominated revenues. Gross margins were also impacted by sales declines of our relatively more profitable switch products. These margin decreases were partially offset by declines in inbound freight costs. Operating expenses for the three months ended March 29, 2009 were $44.7 million, or 29.4% of net revenue, compared to $49.1 million, or 24.8% of net revenue, for the three months ended March 30, 2008.

Net income decreased $11.2 million, or 99.6%, to $42,000 for the three months ended March 29, 2009, from $11.2 million for the three months ended March 30, 2008. This decrease was primarily attributable to a decrease in gross profit of $21.0 million, a decrease in other income of $1.8 million, and a decrease in interest income of $1.2 million. These decreases were offset by a change in the provision for (benefit from) income taxes from a provision for income taxes of $7.9 million to a benefit from income taxes of $460,000 and a decrease in operating expenses of $4.4 million.

Results of Operations

The following table sets forth the consolidated statements of operations and the percentage change for the three months ended March 29, 2009, with the comparable reporting periods in the preceding year.

	Three Months Ended
	March 29, 2009	Percentage Change	March 30, 2008
	(In thousands, except percentage data)
Net revenue	$152,018	(23.3%)	$198,154
Cost of revenue	109,087	(18.8)	134,291

Gross profit	42,931	(32.8)	63,863

Operating expenses:
Research and development	7,353	(15.9)	8,738
Sales and marketing	25,902	(21.6)	33,028
General and administrative	8,237	12.6	7,313
Restructuring	676	* *	—
Litigation reserves, net	2,532	* *	51

Total operating expenses	44,700	(9.0)	49,130

Income (loss) from operations	(1,769)	* *	14,733
Interest income	304	(79.9)	1,512
Other income, net	1,047	(63.2)	2,843

Income (loss) before income taxes	(418)	* *	19,088
Provision for (benefit from) income taxes	(460)	* *	7,862

Net income	$42	(99.6%)	$11,226

**	Percentage change not meaningful.

The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	March 29, 2009	March 30, 2008
Net revenue	100%	100%

Cost of revenue	71.8	67.8

Gross margin	28.2	32.2

Operating expenses:
Research and development	4.8	4.4
Sales and marketing	17.0	16.7
General and administrative	5.4	3.7
Restructuring	0.5	0.0
Litigation reserves, net	1.7	0.0

Total operating expenses	29.4	24.8

Income (loss) from operations	(1.2)	7.4
Interest income	0.2	0.8
Other income, net	0.7	1.4

Income (loss) before income taxes	(0.3)	9.6
Provision for (benefit from) income taxes	(0.3)	3.9

Net income	0.0%	5.7%

Three Months Ended March 29, 2009 Compared to Three Months Ended March 30, 2008

Net Revenue

	Three Months Ended
	March 29, 2009	Percentage Change	March 30, 2008
	(In thousands, except percentage data)
Net revenue	$152,018	(23.3%)	$198,154

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per Emerging Issues Task Force (“EITF”) Issue No. 01-9 and net changes in deferred revenue.

Net revenue decreased $46.2 million, or 23.3%, to $152.0 million for the three months ended March 29, 2009, from $198.2 million for the three months ended March 30, 2008. The decrease in revenue was principally attributable to lower shipments of our broadband gateway products to traditional resellers and existing service provider customers. Additionally, we experienced weakening demand for our switch products. Our revenue decline continued to be negatively impacted by the economic downturn and the relative strengthening of the U.S. dollar. A decrease in sales of wireless-G products was partially mitigated by increased sales of wireless-N products sold to retailers and existing service provider customers.

In the three months ended March 29, 2009, net revenue generated within North America, Europe, the Middle-East and Africa (“EMEA”) and Asia Pacific was 42.9%, 48.8% and 8.3%, respectively, of our total net revenue. The comparable net revenue for the three months ended March 30, 2008 was 40.0%, 49.5% and 10.5%, respectively, of our total net revenue. The percentage change in net revenue compared to the prior year comparable quarter for North America, EMEA, and Asia Pacific was a 17.7% decrease, a 24.4% decrease, and a 39.3% decrease, respectively. The decrease in EMEA and Asia Pacific was primarily attributable to decreased sales to service providers and the strengthening of the U.S. dollar.

Cost of Revenue and Gross Margin

	Three Months Ended
	March 29, 2009	Percentage Change	March 30, 2008
	(In thousands, except percentage data)
Cost of revenue	$109,087	(18.8%)	$134,291
Gross margin percentage	28.2%		32.2%

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

Cost of revenue decreased $25.2 million, or 18.8%, to $109.1 million for the three months ended March 29, 2009, from $134.3 million for the three months ended March 30, 2008. In addition, our gross margin decreased to 28.2% for the three months ended March 29, 2009, from 32.2% for the three months ended March 30, 2008. The decrease in gross margin was primarily attributable to the impact of the strengthening of the U.S. dollar on our foreign currency denominated revenues. Gross margins were also impacted by sales declines of our relatively more profitable switch products. These margin decreases were partially offset by declines in inbound freight costs.

Operating Expenses

Research and Development

	Three Months Ended
	March 29, 2009	Percentage Change	March 30, 2008
	(In thousands, except percentage data)
Research and development expense	$7,353	(15.9%)	$8,738
Percentage of net revenue	4.8%		4.4%

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

Research and development expenses decreased $1.3 million, or 15.9%, to $7.4 million for the three months ended March 29, 2009, from $8.7 million for the three months ended March 30, 2008. The decrease was primarily attributable to decreased costs of $1.2 million related to a reduction in payroll and other employee expenses, including decreased variable compensation and a reduction in travel expenses. Additionally, stock-based compensation expense decreased $281,000, and non-recurring engineering and outside services costs decreased $264,000 as a result of cost savings efforts. Partially offsetting these decreases was an increase in costs allocated to research and development from other functional expense categories of $428,000, primarily resulting from increased facilities costs related to our new corporate headquarters in San Jose, California, and higher information technology costs related to our new enterprise resource planning software.

Sales and Marketing

	Three Months Ended
	March 29, 2009	Percentage Change	March 30, 2008
	(In thousands, except percentage data)
Sales and marketing expense	$25,902	(21.6%)	$33,028
Percentage of net revenue	17.0%		16.7%

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses. In 2009 we expect sales and marketing costs to decrease as compared to the year ended December 31, 2008 as we continue our cost savings efforts.

Sales and marketing expenses decreased $7.1 million, or 21.6%, to $25.9 million for the three months ended March 29, 2009, from $33.0 million for the three months ended March 30, 2008. Of this decrease, $4.6 million was related to a reduction in payroll and other employee expenses primarily attributable to decreased overall sales and marketing headcount, decreased variable compensation and a reduction in travel expenses. Sales and marketing headcount decreased 11%, to 259 employees at March 29, 2009 compared to 292 employees at March 30, 2008. Additionally, marketing expenses and other outside service costs decreased $2.1 million attributable to reduced marketing campaigns and cost savings efforts. Furthermore, outbound freight costs decreased $673,000 attributable to our reduction in sales. Partially offsetting these decreases was an increase in costs allocated to sales and marketing from other functional expense categories of $1.0 million, primarily resulting from increased facilities costs related to our new corporate headquarters in San Jose, California. Additionally, stock-based compensation expense increased $208,000.

General and Administrative

	Three Months Ended
	March 29, 2009	Percentage Change	March 30, 2008
	(In thousands, except percentage data)
General and administrative expense	$8,237	12.6%	$7,313
Percentage of net revenue	5.4%		3.7%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for doubtful accounts and other corporate expenses. In 2009 we expect general and administrative costs to increase slightly as compared to the year ended December 31, 2008.

General and administrative expenses increased $924,000, or 12.6%, to $8.2 million for the three months ended March 29, 2009, from $7.3 million for the three months ended March 30, 2008. The increase was primarily attributable to increased fees of $1.4 million for outside legal and other professional services. Partially offsetting these increases was a $355,000 decrease in payroll and other employee expenses, including decreased variable compensation. Additionally, stock-based compensation expense increased $171,000.

Restructuring

In July 2008, we ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to our new corporate headquarters in San Jose, California. We initially expected to sublease the majority of this space through the end of the operating leases, the longest of which extends to December 2010. However, in the three months ended March 29, 2009, we determined that it was probable that a sub-lessee would cease making payments, and we do not expect to find a replacement sub-lessee during the remaining term of the lease. During the three months ended March 29, 2009, we expensed $676,000, primarily related to these ceased sub-lessee payments. We did not incur any restructuring expense during the three months ended March 30, 2008. For a further discussion of our restructuring expenses, please see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Litigation Reserves

During the three months ended March 29, 2009, we recorded a litigation reserve expense of $2.5 million for estimated costs related to the settlement of various lawsuits filed against us. During the three months ended March 30, 2008, we recorded net litigation reserves expense of $51,000. For a detailed discussion of our litigation matters, please see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income, Net

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
Interest income	$304	$1,512
Other income, net	1,047	2,843

Total interest income and other income, net	$1,351	$4,355

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income, net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

Interest income decreased $1.2 million, or 79.9%, to $304,000 for the three months ended March 29, 2009, from $1.5 million for the three months ended March 30, 2008. The decrease in interest income was primarily attributable to a decrease in the average interest rate earned in the three months ended March 29, 2009 as compared to the three months ended March 30, 2008.

Other income, net, decreased $1.8 million to $1.0 million for the three months ended March 29, 2009, from $2.8 million for the three months ended March 30, 2008. The U.S. dollar strengthened against the Australian dollar, British pound, and euro in the three months ended March 29, 2009, but our new foreign currency hedging program more than offset losses related to these movements, resulting in income of $1.0 million. For details of our foreign currency contracts, please see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for (Benefit from) Income Taxes

The provision for income taxes decreased $8.3 million to a benefit of $460,000 for the three months ended March 29, 2009, from an expense of $7.9 million for the three months ended March 30, 2008. The effective tax rate was approximately 110% for the three months ended March 29, 2009 and approximately 41.2% for the three months ended March 30, 2008. The increase in the effective tax rate for the three months ended March 29, 2009 compared to the three months ended March 30, 2008 is primarily caused by a loss forecasted for fiscal 2009 in certain low tax jurisdictions. The rate for the three months ended March 29, 2009 is further adversely affected by a decrease in forecasted pre-tax earnings for fiscal 2009 compared to the prior year.

Net Income

Net income decreased $11.2 million, or 99.6%, to $42,000 for the three months ended March 29, 2009, from $11.2 million for the three months ended March 30, 2008. This decrease was primarily attributable to a decrease in gross profit of $21.0 million, a decrease in other income of $1.8 million, and a decrease in interest income of $1.2 million. These decreases were offset by a change in the provision for (benefit from) income taxes from a provision for income taxes of $7.9 million to a benefit from income taxes of $460,000 and a decrease in operating expenses of $4.4 million.

Liquidity and Capital Resources

As of March 29, 2009, we had cash, cash equivalents and short-term investments totaling $200.3 million. Short-term investments accounted for $10.1 million of this balance.

Our cash and cash equivalents balance decreased from $192.8 million as of December 31, 2008 to $190.2 million as of March 29, 2009. Operating activities during the three months ended March 29, 2009 used cash of $2.8 million, compared to $1.8 million used in the three months ended March 30, 2008. Investing activities during the three months ended March 29, 2009 used cash of $268,000, primarily from purchases of property and equipment. During the three months ended March 29, 2009, financing activities provided cash of $458,000, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.

Our days sales outstanding decreased from 81 days as of December 31, 2008 to 74 days as of March 29, 2009.

Our accounts payable decreased from $60.1 million at December 31, 2008 to $34.9 million at March 29, 2009. The decrease of $25.2 million is primarily attributable to decreased overall spending and timing of payments.

Inventory decreased by $20.2 million from $112.2 million at December 31, 2008 to $92.0 million at March 29, 2009. In the three months ended March 29, 2009 we experienced annualized ending inventory turns of approximately 4.7, up from approximately 4.0 in the three months ended December 31, 2008. This increase is primarily attributable to our decrease in inventory levels as we reduced levels in anticipation of lower demand for our products.

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At March 29, 2009, we had approximately $36.6 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.

We enter into foreign currency forward-exchange contracts, which typically mature in five months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our Unaudited Condensed Consolidated Statements of Operations. Gains and losses associated with currency rate changes on contracts are recorded within other income, net, offsetting gains and losses on our monetary assets and liabilities.

In October 2008, the Board of Directors approved plans to purchase shares of our common stock in the open market. As of March 29, 2009, we were authorized to purchase up to an additional 4.8 million shares under the share repurchase plan. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on various factors including, but not limited to, such factors as levels of cash generation from operations, cash requirements for acquisitions, and current stock price.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of March 29, 2009 (in thousands):

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	Total
Operating leases	$5,593	$7,907	$6,505	$18,091	$38,096
Purchase obligations	36,573	—	—	—	36,573

	$42,166	$7,907	$6,505	$18,091	$74,669

As of March 29, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of March 29, 2009, the liability for uncertain tax positions, net of federal effect on tax issues, is $12.4 million. The timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. Our critical accounting policies have not materially changed during the three months ended March 29, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Additionally, our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during the three months ended March 29, 2009.

Foreign Currency Transaction Risk

We invoice some of our international customers in foreign currencies including, but not limited to, the Australian dollar, British pound, euro, and Japanese yen. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand for our products could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies.

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. We began using derivatives in the fourth quarter of 2008 to partially offset our business exposure to foreign exchange risk on our foreign currency denominated assets and liabilities. The objective of these contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income, net in the Consolidated Statements of Operations. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheet exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged exposures. Furthermore, our hedging program is not currently structured to reduce the impact, due to volatile exchange rates, on net revenues, gross profit and operating profit, though we anticipate implementing such a program in the second fiscal quarter of 2009. Accordingly, if there was an adverse movement in exchange rates, we might suffer significant losses. See Note 7 of the Notes to Consolidated Financial Statements for additional disclosure on our foreign currency contracts, which are hereby incorporated by reference into this Part I, Item 3.

A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $156,000 to net income, net of our hedged position, at March 29, 2009. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of March 29, 2009 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the three months ended March 29, 2009, 27.0% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Based on an evaluation under the supervision and with the participation of our management (including our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this report.

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

We implemented a hedging program in November 2008 to hedge exposures to fluctuations in foreign currency exchange rates as a response to the risks of changes in the value of foreign currency denominated assets and liabilities. We may enter into foreign currency forward contracts or other instruments, the majority of which mature within approximately five months. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. In addition, our hedging program is not currently structured to reduce the impact, due to volatile exchange rates, on net revenues, gross profit and operating profit, though we anticipate implementing such a program in the second fiscal quarter of 2009. Accordingly, the use of such hedging activities may not offset more than a portion of the adverse financial effect resulting from unfavorable movements in foreign exchange rates.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	litigation involving patent infringement;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	disruptions or delays related to our new financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products that would adversely impact our margins;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	challenges associated with integrating acquisitions that we make;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	delay or failure of our service provider customers to purchase at the volumes that we forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	our customers’ inability to pay for purchased goods in a timely fashion;

•	bad debt exposure with our existing customers and as we expand into new international markets; and

•	any changes in accounting rules.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These include third parties who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report, which information is incorporated into this Item 1A by reference. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims.

Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end-user. For example, in January 2008, we announced a voluntary recall of the XE103 Powerline Ethernet Adapter made for Europe and other countries using 220-240 volt power sources and sold individually or in a bundled kit. If our products contain defects or errors, or are found to be noncompliant with industry standards, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. In addition, our reputation and brand could be damaged, and we could face legal claims regarding our products. A product liability or other claim could result in negative publicity and harm our reputation, resulting in unexpected expenses and adversely impact our operating results. For instance, if a third party were able to successfully overcome the security measures in our products, such a person or entity could misappropriate customer data, third party data stored by our customers and other information, including intellectual property. In addition, the operations of our end-user customers may be interrupted. If that happens, affected end-users or others may file actions against us alleging product liability, tort, or breach of warranty claims.

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

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors. A competitor with more extensive product lines and stronger brand identity, such as Cisco Systems, may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer’s Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. We also sell products to broadband service providers. Competition for selling to broadband service providers is intense. Penetrating service provider accounts typically involves a long sales cycle and the challenge of displacing incumbent suppliers with established relationships and field-deployed products. If we were unable to maintain and expand our sales channels, our growth would be limited and our business would be harmed.

We must also continuously monitor and evaluate emerging sales channels. If we fail to establish a presence in an important developing sales channel, our business could be harmed.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could result in material losses.

A substantial portion of our sales are on an open credit basis, with typical payment terms of 30 to 60 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer financial viability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts.

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

Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them. Our third party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products. If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed. This would affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose market share.

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

We sell a substantial portion of our products through wholesale distributors, including Ingram Micro, Inc. During the fiscal quarter ended March 29, 2009, sales to Ingram Micro and its affiliates accounted for 10% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

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

As a result of our acquisitions, we have significant goodwill and amortizable intangible assets recorded on our balance sheet. In addition, significant negative industry or economic trends, such as those that have occurred in the last six months, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill or amortizable intangible assets might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill or amortizable intangible assets be determined resulting in an adverse impact on our results of operations.

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

From time to time, we are audited by various federal, state and foreign authorities regarding tax matters. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposure, we maintain a liability for uncertain tax positions in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). However, if these accrued liabilities and/or reserves are insufficient upon completion of any audit process, there could be an adverse impact on our financial position and results of operations.

Changes in our tax rates could affect our future results.

Our future effective tax rates are affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation. For example, tax authorities in jurisdictions in which we do business may implement tax law changes that may increase our tax rates or have other adverse effects on our tax provisions. As a result our effective tax rates are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our effective tax rates were to increase significantly, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Therefore, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. In addition, our future operating results may fall below the expectations of public market analysts or investors. In that event, our stock price could decline significantly.

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

We recently moved into a new corporate headquarters in the third quarter of 2008. If we cannot retain sub-lessees for the remaining lease term of our old facilities, then we will be forced to take an additional charge related to such excess space.

We recently moved into our new corporate headquarters in the third quarter of 2008. The existing lease on our former Santa Clara corporate headquarters does not expire until the end of 2010 and the existing lease on our Fremont facility does not expire until the end of October 2009. We have subleased a portion of these facilities and taken a restructuring charge for the balance of the lease costs. In the fiscal quarter ended March 29, 2009, one of our sub-lessees was unable to meet its rental obligation to us, and we were required to take a restructuring charge to increase our liability for remaining lease costs. If any additional sub-lessee moves out or is unable to meet its obligations to us, we would have to record an additional charge associated with such excess space.

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

Although we have not recognized any material losses on our cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. A substantial portion of our money market funds are insured by the U.S. Treasury’s temporary guarantee program, which expires in September 2009. If these financial institutions default on their obligations or their credit ratings are negatively impacted by liquidity issues, credit deterioration or losses, financial results, or other factors, the value of our cash equivalents and short-term investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 - January 31, 2009	15,923	$11.76	—	—
February 1, 2009 - February 28, 2009	—	—	—	—
March 1, 2009 - March 29, 2009	—	—	—	—

	15,923	$11.76	—	—

We repurchased approximately 16,000 shares or $187,000 of common stock related to the lapse of restricted stock units during the three months ended March 29, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

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

Date: May 7, 2009

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer