Form 10-Q/A
period 2009-03-29
NETGEAR, INC
filed 2009-07-29
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 34,441,630 as of July 24, 2009.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of NETGEAR, Inc. for the three months ended March 29, 2009 (the “Amended 10-Q”), originally filed with the Securities and Exchange Commission on May 7, 2009, is being filed to correct certain errors in the Company’s Unaudited Condensed Consolidated Financial Statements and the related disclosures.

On July 22, 2009, we announced that our management had identified an error in accounting related to the recording of the income tax provision in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28” (“FIN 18”) for the three months ended March 29, 2009, requiring restatement of the unaudited condensed consolidated financial statements for that period. As discussed in Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the Notes to Unaudited Condensed Consolidated Financial Statements, the correction of these errors from previously reported information for the three months ended March 29, 2009 has resulted in a change in the provision for (benefit from) income taxes from a benefit of $460,000 to a provision of $3,352,000. This results in a net loss of $3,770,000 and a net loss per share of $0.11 for the three months ended March 29, 2009, as compared to previously reported net income of $42,000 and net income per share of $0.00. The restatement relates solely to the correction of the recorded tax expense for the three months ended March 29, 2009 and does not impact any other periods presented in the Amended 10-Q.

In addition, we have revised the conclusion in Part I, Item 4 as to management’s conclusion on the effectiveness of disclosure controls and procedures to conclude that the Company’s disclosure controls and procedures were not effective as of March 29, 2009.

The following items have been amended in the Form 10-Q as a result of, and to reflect, the restatement:

•	Part I, Item 1, Financial Statements

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations

•	Part I, Item 4, Controls and Procedures

•	Part II, Item 1A, Risk Factors (Restated)

•	Part II, Item 6, Exhibits

For the convenience of the reader, this Amended 10-Q amends and restates in its entirety the Quarterly Report on Form 10-Q for the three months ended March 29, 2009. However, this Amended 10-Q amends only items referred to above, in each case as a result of and to reflect the adjustments discussed above and more fully in Note 2 of the accompanying Unaudited Condensed Consolidated Financial Statements and related disclosures, which includes a summary of the effects of these changes on our unaudited condensed consolidated balance sheet as of March 29, 2009 and our unaudited condensed consolidated statements of operations and cash flows for the three months ended March 29, 2009. No other information in the 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the 10-Q, or to modify or update those disclosures affected by other subsequent events. In particular, forward-looking statements included in the 10-Q represented management’s views as of May 7, 2009, the date of filing of the 10-Q for the three months ended March 29, 2009. Such forward-looking statements should not be assumed to be accurate as of any other date. NETGEAR undertakes no duty to update such information in the Amended 10-Q whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, NETGEAR’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated July 29, 2009 in connection with this Amended 10-Q (but otherwise identical to their prior certifications) and are also furnishing, but not filing, written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 29, 2009 (but otherwise identical to their prior statements).

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Restated)

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 29, 2009	December 31, 2008
	(Restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$190,218	$192,839
Short-term investments	10,080	10,170
Accounts receivable, net	127,984	138,275
Inventories	92,023	112,240
Deferred income taxes	12,844	13,129
Prepaid expenses and other current assets	17,671	22,695

Total current assets	450,820	489,348
Property and equipment, net	18,612	20,292
Intangibles, net	12,058	13,311
Goodwill	61,439	61,400
Other non-current assets	2,128	1,858

Total assets	$545,057	$586,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,913	$60,073
Accrued employee compensation	6,247	7,177
Other accrued liabilities	74,793	87,747
Deferred revenue	19,375	21,508

Total current liabilities	135,328	176,505
Non-current income taxes payable	12,961	12,357
Other non-current liabilities	6,710	6,389

Total liabilities	154,999	195,251

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	269,162	266,070
Cumulative other comprehensive income	32	67
Retained earnings	120,830	124,787

Total stockholders’ equity	390,058	390,958

Total liabilities and stockholders’ equity	$545,057	$586,209

(1)	See Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the Notes to Unaudited Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 29, 2009	March 30, 2008
	(Restated) (1)
Net revenue	$152,018	$198,154
Cost of revenue	109,087	134,291

Gross profit	42,931	63,863

Operating expenses:
Research and development	7,353	8,738
Sales and marketing	25,902	33,028
General and administrative	8,237	7,313
Restructuring	676	—
Litigation reserves, net	2,532	51

Total operating expenses	44,700	49,130

Income (loss) from operations	(1,769)	14,733
Interest income	304	1,512
Other income, net	1,047	2,843

Income (loss) before income taxes	(418)	19,088
Provision for income taxes	3,352	7,862

Net income (loss)	$(3,770)	$11,226

Net income (loss) per share:
Basic	$(0.11)	$0.32

Diluted	$(0.11)	$0.31

Weighted average shares outstanding used to compute net income (loss) per share:
Basic	34,351	35,316

Diluted	34,351	35,941

(1)	See Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the Notes to Unaudited Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 29, 2009	March 30, 2008
	(Restated) (1)
Cash flows from operating activities:
Net income (loss)	$(3,770)	$11,226
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,163	2,754
Purchase premium amortization (discount accretion) on investments	32	(14)
Non-cash stock-based compensation	2,916	2,798
Income tax benefit (detriment) associated with stock option exercises	(555)	147
Excess tax benefit from stock-based compensation	(1)	(133)
Deferred income taxes	88	(970)
Changes in assets and liabilities:
Accounts receivable	10,291	1,922
Inventories	20,217	(14,581)
Prepaid expenses and other assets	4,936	(1,878)
Accounts payable	(25,160)	(3,785)
Accrued employee compensation	(930)	(4,902)
Other accrued liabilities	(12,509)	1,135
Deferred revenue	(2,133)	(166)
Income taxes payable	604	4,627

Net cash used in operating activities	(2,811)	(1,820)

Cash flows from investing activities:
Proceeds from sale of short-term investments	—	16,750
Purchase of property and equipment	(229)	(4,212)
Payments made in connection with business acquisition, net of cash acquired	(39)	—

Net cash provided by (used in) investing activities	(268)	12,538

Cash flows from financing activities:
Purchase and retirement of treasury stock	(187)	(157)
Proceeds from exercise of stock options	21	784
Proceeds from issuance of common stock under employee stock purchase plan	623	733
Excess tax benefit from stock-based compensation	1	133

Net cash provided by financing activities	458	1,493

Net increase (decrease) in cash and cash equivalents	(2,621)	12,211
Cash and cash equivalents, at beginning of period	192,839	167,495

Cash and cash equivalents, at end of period	$190,218	$179,706

(1)	See Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2008 has been derived from audited financial statements at such date. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments other than the restatement described in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements) to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

2. Restatement of Unaudited Condensed Consolidated Financial Statements

The Company has restated its previously issued unaudited condensed consolidated financial statements for the three months ended March 29, 2009. Accordingly, the unaudited condensed consolidated balance sheet at March 29, 2009, and unaudited condensed consolidated statements of operations and cash flows for the three months then ended have been restated from amounts previously reported, and are included in this Form 10-Q/A for the three months ended March 29, 2009.

On July 22, 2009, after consultation with the Audit Committee of the Company’s Board of Directors, the Company concluded that it had identified an error in its accounting related to the recording of the income tax provision in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28” (“FIN 18”) for the three months ended March 29, 2009.

In calculating its overall estimated annual effective tax rate for the previously filed Form 10-Q for the three months ended March 29, 2009, the Company incorrectly included a particular foreign entity which should have been excluded, pursuant to the accounting guidance set forth in FIN 18. Specifically, this foreign entity should not have been included in the calculation because the anticipated losses in that entity will not give rise to tax benefits. At the time the Company initially filed its Form 10-Q for the three months ended March 29, 2009, the loss of this entity was not appropriately excluded from the determination of the effective tax rate.

Accordingly, instead of reporting a tax benefit of $460,000, the Company should have recorded income tax expense of $3,352,000. This results in a net loss of $3,770,000 (restated) and a net loss per share of $0.11 (restated) for the three months ended March 29, 2009, as compared to previously reported net income of $42,000 and net income per share of $0.00.

The following table summarizes the impact of the restatement adjustments on the previously filed unaudited condensed consolidated balance sheet as of March 29, 2009 (in thousands):

	March 29, 2009
	As Previously Reported	Total Adjustments		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$190,218	$—		$190,218
Short-term investments	10,080	—		10,080
Accounts receivable, net	127,984	—		127,984
Inventories	92,023	—		92,023
Deferred income taxes	13,222	(378	)(A)	12,844
Prepaid expenses and other current assets	20,615	(2,944	)(A)	17,671

Total current assets	454,142	(3,322)		450,820
Property and equipment, net	18,612	—		18,612
Intangibles, net	12,058	—		12,058
Goodwill	61,439	—		61,439
Other non-current assets	2,039	89	(A)	2,128

Total assets	$548,290	$(3,233)		$545,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,913	$—		$34,913
Accrued employee compensation	6,247	—		6,247
Other accrued liabilities	74,793	—		74,793
Deferred revenue	19,375	—		19,375

Total current liabilities	135,328	—		135,328
Non-current income taxes payable	12,382	579	(A)	12,961
Other non-current liabilities	6,710	—		6,710

Total liabilities	154,420	579		154,999

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	34	—		34
Additional paid-in capital	269,162	—		269,162
Cumulative other comprehensive income	32	—		32
Retained earnings	124,642	(3,812	)(A)	120,830

Total stockholders’ equity	393,870	(3,812)		390,058

Total liabilities and stockholders’ equity	$548,290	$(3,233)		$545,057

(A)	Adjustments to deferred income taxes, prepaid expenses and other current assets, other non-current assets, non-current income taxes payable, and retained earnings are the result of the error correction described above.

The following table summarizes the impact of the restatement adjustments on the previously filed unaudited condensed consolidated statement of operations for the three months ended March 29, 2009 (in thousands, except per share amounts):

	Three Months Ended March 29, 2009
	As Previously Reported	Total Adjustments		As Restated
Net revenue	$152,018	$—		$152,018
Cost of revenue	109,087	—		109,087

Gross profit	42,931	—		42,931

Operating expenses:
Research and development	7,353	—		7,353
Sales and marketing	25,902	—		25,902
General and administrative	8,237	—		8,237
Restructuring	676	—		676
Litigation reserves, net	2,532	—		2,532

Total operating expenses	44,700	—		44,700

Income (loss) from operations	(1,769)	—		(1,769)
Interest income	304	—		304
Other income, net	1,047	—		1,047

Income (loss) before income taxes	(418)	—		(418)
Provision for (benefit from) income taxes	(460)	3,812	(A)	3,352

Net income (loss)	$42	$(3,812	)(A)	$(3,770)

Net income (loss) per share:
Basic	$—	$(0.11	)(A)	$(0.11)

Diluted	$—	$(0.11	)(A)	$(0.11)

Weighted average shares outstanding used to compute net income (loss) per share:
Basic	34,351	—		34,351

Diluted	34,602	(251	)(A)	34,351

(A)	Adjustments to provision for (benefit from) income taxes, net income (loss), net income (loss) per share, and diluted weighted average shares outstanding used to compute net income (loss) per share are the result of the error correction described above.

The following table summarizes the impact of the restatement adjustments on the previously filed unaudited condensed consolidated statement of cash flows as of March 29, 2009 (in thousands):

	Three Months Ended March 29, 2009
	As Previously Reported	Total Adjustments		As Restated
Cash flows from operating activities:
Net income (loss)	$42	$(3,812	)(A)	$(3,770)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,163	—		3,163
Purchase premium amortization on investments	32	—		32
Non-cash stock-based compensation	2,916	—		2,916
Income tax detriment associated with stock option exercises	(555)	—		(555)
Excess tax benefit from stock-based compensation	(1)	—		(1)
Deferred income taxes	(201)	289	(A)	88
Changes in assets and liabilities:
Accounts receivable	10,291	—		10,291
Inventories	20,217	—		20,217
Prepaid expenses and other assets	1,992	2,944	(A)	4,936
Accounts payable	(25,160)	—		(25,160)
Accrued employee compensation	(930)	—		(930)
Other accrued liabilities	(12,509)	—		(12,509)
Deferred revenue	(2,133)	—		(2,133)
Income taxes payable	25	579	(A)	604

Net cash used in operating activities	(2,811)	—		(2,811)

Cash flows from investing activities:
Purchase of property and equipment	(229)	—		(229)
Payments made in connection with business acquisition, net of cash acquired	(39)	—		(39)

Net cash used in investing activities	(268)	—		(268)

Cash flows from financing activities:
Purchase and retirement of treasury stock	(187)	—		(187)
Proceeds from exercise of stock options	21	—		21
Proceeds from issuance of common stock under employee stock purchase plan	623	—		623
Excess tax benefit from stock-based compensation	1	—		1

Net cash provided by financing activities	458	—		458

Net decrease in cash and cash equivalents	(2,621)	—		(2,621)
Cash and cash equivalents, at beginning of period	192,839	—		192,839

Cash and cash equivalents, at end of period	$190,218	$—		$190,218

(A)	Adjustments to net income (loss), deferred income taxes, prepaid expenses and other assets, and income taxes payable are the result of the error correction described above.

3. Recent Accounting Pronouncements

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

Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

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

7. Restructuring

In July 2008, the Company ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to its new corporate headquarters in San Jose, California. The Company initially expected to sublease the majority of this space through the end of the operating leases, the longest of which extends to December 2010. However, in the three months ended March 29, 2009, the Company determined that it was probable that a sub-lessee would cease making payments, and the Company does not expect to find a replacement sub-lessee during the remaining term of the lease. As such, the Company increased its accrual for restructuring charges by $643,000 in the three months ended March 29, 2009 to reflect the decrease in sublease income through the remaining term of the lease. In total, the Company recognized $676,000 in expenses related to future lease payments on the vacated facilities in the three months ended March 29, 2009. The Company presents expenses related to restructuring as a separate line item in its unaudited condensed consolidated statements of operations.

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

8. Balance Sheet Components

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

The Company recognized unrealized net gains of $1.1 million in other income, net in its unaudited condensed consolidated statements of operations related to the re-measurement of unsettled forward contracts during the three months ended March 29, 2009, and net losses of $1.8 million during the three months ended December 31, 2008. The Company did not have any forward contracts during the three months ended March 30, 2008. For details of our fair value measurements, please see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

9. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include outstanding stock options and unvested restricted stock awards, which are reflected in diluted net income (loss) per share by application of the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.

Net income (loss) per share for the three months ended March 29, 2009 and March 30, 2008 are as follows (in thousands, except per share data):

	Three Months Ended
	March 29, 2009	March 30, 2008
	(Restated) (1)
Net income	$(3,770)	$11,226

Weighted average shares outstanding:
Basic	34,351	35,316
Dilutive potential common shares	—	625

Total diluted	34,351	35,941

Basic net income per share	$(0.11)	$0.32

Diluted net income per share	$(0.11)	$0.31

(1)	See Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the Notes to Unaudited Condensed Consolidated Financial Statements.

Weighted average stock options and unvested restricted stock awards to purchase 4,422,074 and 2,577,783 shares for the three months ended March 29, 2009 and March 30, 2008, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

As a result of our net loss for the three months ended March 29, 2009, all potentially dilutive shares were anti-dilutive, and therefore, excluded from the computation of diluted net loss per share. While these common equivalent shares are currently anti-dilutive, they could be dilutive in the future.

10. Income Taxes

The Company has corrected the tax provision for the three months ended March 29, 2009 as described in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements. The tax provision for the three months ended March 29, 2009 was $3.4 million (restated) compared to the tax provision for the three months ended March 30, 2008 of $7.9 million. The decrease in the tax provision for the three months ended March 29, 2009 is primarily due to a decrease in pretax income for the current period, offset by the adverse impact of a loss in a foreign entity that will not give rise to a tax benefit. The loss in the foreign entity results in a bifurcation of the tax provision between the results of the loss entity and the remaining profitable operations. Under this methodology, tax is accrued ratably on the profitable operations based on the income earned during the period while no tax benefit is accrued on the loss. The loss is, however, taken into account in determining the overall effective tax rate for the year. Accordingly, this methodology results in a significantly higher effective tax rate for the three months ended March 29, 2009.

11. Segment Information, Operations by Geographic Area and Significant Customers

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

12. Commitments and Contingencies

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

13.	Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The following table summarizes the valuation of the Company’s financial instruments as of March 29, 2009 and December 31, 2008:

	As of March 29, 2009
		Quoted market prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$155,739	$155,739	$—	$—
Available-for-sale securities (1)	10,080	10,080	—	—
Foreign currency forward contracts (2)	314	—	314	—

Total	$166,133	$165,819	$314	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of March 29, 2009
		Quoted market prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Foreign currency forward contracts (3)	$(995)	$—	$(995)	$—

Total	$(995)	$—	$(995)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2008
		Quoted market prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$122,232	$122,232	$—	$—
Available-for-sale securities (1)	10,170	10,170	—	—
Foreign currency forward contracts (2)	1,494	—	1,494	—

Total	$133,896	$132,402	$1,494	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2008
		Quoted market prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Foreign currency forward contracts (3)	$(3,275)	$—	$(3,275)	$—

Total	$(3,275)	$—	$(3,275)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

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

14.	Subsequent Events

On April 20, 2009, the Company and CSIRO executed a Memorandum of Understanding (“MOU”) setting forth the terms of a settlement and license agreement between the Company and CSIRO. For discussion, please see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

Restatement

We are amending our Quarterly Report on Form 10-Q for the three months ended March 29, 2009, to restate our consolidated financial statements and other financial information for the three months ended March 29, 2009 to correct an error in accounting related to the recording of the income tax provision. This Amendment to Form 10-Q (“Amended 10-Q”) amends the Quarterly Report on Form 10-Q for the three months ended March 29, 2009, as filed on May 7, 2009.

The effect of the error correction on the Consolidated Results of Operations (Restated) for the three months ended March 29, 2009 has resulted in a change in the provision for (benefit from) income taxes from a benefit of $460,000 to a provision of $3,352,000. The restatement relates solely to the correction of the recorded tax expense for the three months ended March 29, 2009 and does not impact any other periods presented in the Amended 10-Q. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) have been corrected, as appropriate, for the effects of the restatement.

A more complete discussion of the restatement can be found in Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Amendment and Item 4.02(a) of the Company’s Current Report on Form 8-K filed with the Commission on July 22, 2009.

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II - Item 1A - Risk Factors (Restated)” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and our subsidiaries.

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

Net income decreased $15.0 million to a $3.8 million loss (restated) for the three months ended March 29, 2009, from net income of $11.2 million for the three months ended March 30, 2008. This decrease was primarily attributable to a decrease in gross profit of $21.0 million, a decrease in other income of $1.8 million, and a decrease in interest income of $1.2 million. These decreases were offset by a decrease in the provision for income taxes of $4.5 million (restated) and a decrease in operating expenses of $4.4 million.

Results of Operations

The following table sets forth the consolidated statements of operations and the percentage change for the three months ended March 29, 2009, with the comparable reporting periods in the preceding year.

	Three Months Ended
	March 29, 2009	Percentage Change	March 30, 2008
	(Restated) (1)
	(In thousands, except percentage data)
Net revenue	$152,018	(23.3%)	$198,154
Cost of revenue	109,087	(18.8)	134,291

Gross profit	42,931	(32.8)	63,863

Operating expenses:
Research and development	7,353	(15.9)	8,738
Sales and marketing	25,902	(21.6)	33,028
General and administrative	8,237	12.6	7,313
Restructuring	676	* *	—
Litigation reserves, net	2,532	* *	51

Total operating expenses	44,700	(9.0)	49,130

Income (loss) from operations	(1,769)	* *	14,733
Interest income	304	(79.9)	1,512
Other income, net	1,047	(63.2)	2,843

Income (loss) before income taxes	(418)	* *	19,088
Provision for income taxes	3,352	(57.4)	7,862

Net income (loss)	$(3,770)	* *	$11,226

(1)	See Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the Notes to Unaudited Condensed Consolidated Financial Statements.

**	Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(Restated) (1)
Net revenue	100%	100%

Cost of revenue	71.8	67.8

Gross margin	28.2	32.2

Operating expenses:
Research and development	4.8	4.4
Sales and marketing	17.0	16.7
General and administrative	5.4	3.7
Restructuring	0.5	0.0
Litigation reserves, net	1.7	0.0

Total operating expenses	29.4	24.8

Income (loss) from operations	(1.2)	7.4
Interest income	0.2	0.8
Other income, net	0.7	1.4

Income (loss) before income taxes	(0.3)	9.6
Provision for income taxes	2.2	3.9

Net income (loss)	(2.5%)	5.7%

(1)	See Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the Notes to Unaudited Condensed Consolidated Financial Statements.

Three Months Ended March 29, 2009 Compared to Three Months Ended March 30, 2008

Net Revenue

	Three Months Ended
	March 29, 2009	Percentage Change	March 30, 2008
	(In thousands, except percentage data)
Net revenue	$152,018	(23.3%)	$198,154

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

Restructuring

In July 2008, we ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to our new corporate headquarters in San Jose, California. We initially expected to sublease the majority of this space through the end of the operating leases, the longest of which extends to December 2010. However, in the three months ended March 29, 2009, we determined that it was probable that a sub-lessee would cease making payments, and we do not expect to find a replacement sub-lessee during the remaining term of the lease. During the three months ended March 29, 2009, we expensed $676,000, primarily related to these ceased sub-lessee payments. We did not incur any restructuring expense during the three months ended March 30, 2008. For a further discussion of our restructuring expenses, please see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Litigation Reserves

During the three months ended March 29, 2009, we recorded a litigation reserve expense of $2.5 million for estimated costs related to the settlement of various lawsuits filed against us. During the three months ended March 30, 2008, we recorded net litigation reserves expense of $51,000. For a detailed discussion of our litigation matters, please see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income, Net

	Three Months Ended
	March 29,	March 30,
	2009	2008
	(In thousands)
Interest income	$304	$1,512
Other income, net	1,047	2,843

Total interest income and other income, net	$1,351	$4,355

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

Other income, net, decreased $1.8 million to $1.0 million for the three months ended March 29, 2009, from $2.8 million for the three months ended March 30, 2008. The U.S. dollar strengthened against the Australian dollar, British pound, and euro in the three months ended March 29, 2009, but our new foreign currency hedging program more than offset losses related to these movements, resulting in income of $1.0 million. For details of our foreign currency contracts, please see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for (Benefit from) Income Taxes

The provision for income taxes decreased $4.5 million to an expense of $3.4 million (restated) for the three months ended March 29, 2009, from an expense of $7.9 million for the three months ended March 30, 2008. The decrease in the tax provision for the three months ended March 29, 2009 is primarily due to a decrease in pretax income for the current period, offset by the adverse impact of a loss in a foreign entity that will not give rise to a tax benefit. The loss in the foreign entity results in a bifurcation of the tax provision between the results of the loss entity and the remaining profitable operations. Under this methodology, tax is accrued ratably on the profitable operations based on the income earned during the period and no tax benefit is accrued on the loss. The loss is, however, taken into account in determining the overall effective tax rate for the year. Accordingly, this methodology results in a significantly higher effective tax rate for the three months ended March 29, 2009.

Net Income

Net income decreased $15.0 million to a $3.8 million net loss for the three months ended March 29, 2009, from net income of $11.2 million for the three months ended March 30, 2008. This decrease was primarily attributable to a decrease in gross profit of $21.0 million, a decrease in other income of $1.8 million, and a decrease in interest income of $1.2 million. These decreases were offset by a decrease in the provision for income taxes of $4.5 million and a decrease in operating expenses of $4.4 million.

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

As of March 29, 2009, the liability for uncertain tax positions, net of federal effect on tax issues, is $13.0 million. The timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. We began using derivatives in the fourth quarter of 2008 to partially offset our business exposure to foreign exchange risk on our foreign currency denominated assets and liabilities. The objective of these contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income, net in the Consolidated Statements of Operations. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheet exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged exposures. Furthermore, our hedging program is not currently structured to reduce the impact, due to volatile exchange rates, on net revenues, gross profit and operating profit, though we anticipate implementing such a program in the second fiscal quarter of 2009. Accordingly, if there was an adverse movement in exchange rates, we might suffer significant losses. See Note 8 of the Notes to Consolidated Financial Statements for additional disclosure on our foreign currency contracts, which are hereby incorporated by reference into this Part I, Item 3.

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

Item 4.	Controls and Procedures (Restated)

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of March 29, 2009.

In our Quarterly Report on Form 10-Q for the three months ended March 29, 2009 filed on May 7, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 29, 2009. In connection with the restatement of our Quarterly Report on Form 10-Q for the three months ended March 29, 2009, as described in Note 2 to the unaudited condensed consolidated financial statements, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of March 29, 2009 as a result of a material weakness in our internal control over financial reporting as discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of March 29, 2009, we did not maintain effective controls to ensure the accuracy of the provision for income taxes. Specifically, we did not maintain a sufficient complement of tax personnel with the required proficiency to identify, evaluate, review and report complex tax accounting matters. This deficiency resulted in an error to the unaudited condensed consolidated financial statements for the three months ended March 29, 2009, as more fully described in Note 2 to the unaudited condensed consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In light of the material weakness described above, we have performed additional analyses and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q/A.

Changes in Internal Control over Financial Reporting

As described above with respect to the material weakness identified, there have been changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are likely to materially effect, our internal control over financial reporting.

Management’s Remediation Initiatives

As a result of the material weakness, we continue to review and make changes to improve our internal control over financial reporting, including but not limited to, the hiring of additional personnel having sufficient knowledge and experience in tax to strengthen the controls around the tax provision or the engagement of outside tax specialists to assist us with the preparation and review of the income tax provision, as well as enhancing the review process associated with the preparation of the income tax provision.

Management has not yet implemented all of the measures described above and/or tested them. We continue to evaluate our internal controls over financial reporting and may in the future modify these measures or implement additional measures.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors (Restated)” in Part II, Item 1A of this report.

Item 1A.	Risk Factors (Restated)

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These include third parties who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report, which information is incorporated into this Item 1A by reference. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

We will continue to perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. We concluded that our disclosure controls and procedures were not effective as of March 29, 2009 as a result of a material weakness in our internal control over financial reporting, specifically the controls which ensure the accuracy of the provision for income taxes. If we are unable to remediate the noted deficiency or otherwise assert our internal control over financial reporting is effective as of the end of a fiscal year or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price. In addition, successful remediation of the noted deficiency is dependent on the Company’s ability to hire and retain qualified personnel. Therefore, we cannot be certain that we will be able to successfully remediate our existing material weakness or that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

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

Date: July 29, 2009

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer