Form 10-Q
period 2009-06-28
NETGEAR, INC
filed 2009-08-06
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 28, 2009.

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 34,456,130 as of July 31, 2009.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 28, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$224,496	$192,839
Short-term investments	—	10,170
Accounts receivable, net	110,231	138,275
Inventories	75,039	112,240
Deferred income taxes	12,074	13,129
Prepaid expenses and other current assets	15,489	22,695

Total current assets	437,329	489,348
Property and equipment, net	17,486	20,292
Intangibles, net	10,804	13,311
Goodwill	61,439	61,400
Other non-current assets	4,767	1,858

Total assets	$531,825	$586,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,986	$60,073
Accrued employee compensation	8,108	7,177
Other accrued liabilities	72,857	87,747
Deferred revenue	15,267	21,508

Total current liabilities	122,218	176,505
Non-current income taxes payable	13,741	12,357
Other non-current liabilities	6,450	6,389

Total liabilities	142,409	195,251

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	271,832	266,070
Cumulative other comprehensive income	44	67
Retained earnings	117,506	124,787

Total stockholders’ equity	389,416	390,958

Total liabilities and stockholders’ equity	$531,825	$586,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net revenue	$144,674	$204,464	$296,692	$402,618
Cost of revenue	103,414	138,055	212,501	272,346

Gross profit	41,260	66,409	84,191	130,272

Operating expenses:
Research and development	7,496	8,584	14,849	17,322
Sales and marketing	24,464	31,192	50,366	64,220
General and administrative	7,855	7,877	16,092	15,190
Restructuring	18	—	694	—
Litigation reserves, net	8	—	2,540	51

Total operating expenses	39,841	47,653	84,541	96,783

Income (loss) from operations	1,419	18,756	(350)	33,489
Interest income	178	1,040	482	2,552
Other income (expense), net	(443)	(14)	604	2,829

Income before income taxes	1,154	19,782	736	38,870
Provision for income taxes	4,434	8,718	7,786	16,580

Net income (loss)	$(3,280)	$11,064	$(7,050)	$22,290

Net income (loss) per share:
Basic	$(0.10)	$0.31	$(0.21)	$0.63

Diluted	$(0.10)	$0.31	$(0.21)	$0.62

Weighted average shares outstanding used to compute net income (loss) per share:
Basic	34,399	35,354	34,375	35,335

Diluted	34,399	35,792	34,375	35,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net income (loss)	$(7,050)	$22,290
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,201	5,476
Purchase premium amortization (discount accretion) on investments	60	(11)
Non-cash stock-based compensation	5,612	5,739
Income tax benefit (detriment) associated with stock option exercises	(646)	24
Excess tax benefit from stock-based compensation	(28)	(137)
Deferred income taxes	398	(2,858)
Changes in assets and liabilities:
Accounts receivable	28,044	(1,274)
Inventories	37,201	(23,364)
Prepaid expenses and other assets	5,055	(4,402)
Accounts payable	(34,087)	(8,974)
Accrued employee compensation	931	(3,880)
Other accrued liabilities	(14,805)	3,168
Deferred revenue	(6,241)	(3,280)
Income taxes payable	1,389	3,019

Net cash provided by (used in) operating activities	22,034	(8,464)

Cash flows from investing activities:
Purchases of short-term investments	—	(10,133)
Proceeds from sale of short-term investments	10,000	28,100
Purchase of property and equipment	(888)	(11,475)
Payments made in connection with business acquisition, net of cash acquired	(39)	—

Net cash provided by investing activities	9,073	6,492

Cash flows from financing activities:
Purchase and retirement of treasury stock	(231)	(183)
Proceeds from exercise of stock options	130	843
Proceeds from issuance of common stock under employee stock purchase plan	623	733
Excess tax benefit from stock-based compensation	28	137

Net cash provided by financing activities	550	1,530

Net increase (decrease) in cash and cash equivalents	31,657	(442)
Cash and cash equivalents, at beginning of period	192,839	167,495

Cash and cash equivalents, at end of period	$224,496	$167,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

NETGEAR, Inc. was incorporated in Delaware in January 1996. NETGEAR, Inc., together with its subsidiaries (collectively, “NETGEAR” or the “Company”), designs, develops and markets networking, network storage, and security products that address the specific needs of small businesses and homes, enabling users to share securely Internet access, peripherals, files, digital content and applications among multiple networked devices. The Company’s products include wireless and Ethernet networking, broadband access, network attached storage, and security products that are sold worldwide through distributors, traditional retailers, online retailers, direct market resellers (“DMRs”), value added resellers (“VARs”) and broadband service providers.

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2008 has been derived from audited financial statements at such date. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the unaudited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six months ended June 28, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Other than the Company’s accounting policy related to derivative financial instruments presented below, the Company’s significant accounting policies have not materially changed during the six months ended June 28, 2009.

Derivative Financial Instruments

As discussed in Note 7, the Company uses foreign currency forward contracts to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses, and on certain existing assets and liabilities. Foreign currency forward contracts generally mature within six months of inception. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to reduce the impact of currency exchange rate movements on the Company’s operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. We do not use derivative financial instruments for speculative purposes.

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges in Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, must be adjusted to fair value through earnings, in accordance with SFAS No. 52, “Foreign Currency Translation.” For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges under SFAS 133, the effective portion of the gain or loss on the derivative instrument is reported as a component of cumulative other comprehensive income in shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB released FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which delayed, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, we adopted SFAS 157 as it applies to our financial instruments. Effective January 1, 2009, the Company adopted SFAS 157 for all non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis without impact to the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 141R will have a material impact on future business combinations by the Company as it establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R requires contingent consideration to be recognized at its fair value on the acquisition date and the recognition of in-process research and development as an indefinite-lived intangible asset until the development is complete, after which time the related capitalized costs would be amortized over the expected useful life. If the in-process research and development is subsequently abandoned prior to completion, the associated capitalized costs would be expensed in such period. SFAS 141R also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141R and SFAS 160 on January 1, 2009. The Company will assess the impact of SFAS 141R if and when future acquisitions occur. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company adopted SFAS 161 in the first quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The Company adopted FSP 142-3 in the first quarter of fiscal 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 requires that an entity disclose in the body or in the accompanying notes of its financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. In addition, an entity shall also disclosure the method(s) and significant assumptions used to estimate the fair value of financial instruments. The Company adopted the provisions of FSP 107-1 in the second quarter of fiscal 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are required but only for periods ending after initial adoption. Since FSP 107-1 only required additional disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are required but only for periods ending after initial adoption. The Company adopted the provisions of FSP 157-4 in the second quarter of fiscal 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities, as well as contains additional disclosure requirements related to debt and equity securities. FSP 115-2 is effective in the second fiscal quarter of 2009. The Company adopted the provisions of FSP 115-2 in the second quarter of fiscal 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141R-1”). FSP SFAS 141R-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted FSP SFAS 141R-1 in the first quarter of fiscal 2009. The Company will assess the impact of FSP SFAS 141R-1 if and when future acquisitions occur.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the provisions of SFAS 165 in the second quarter of fiscal 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on our condensed consolidated financial statements or related footnotes.

3. Stock-based Compensation

The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of June 28, 2009, a total of 1,712,993 shares were reserved for future grants under these plans.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the Employee Stock Purchase Plan included in the Company’s Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Cost of revenue	$238	$219	$480	$441
Research and development	512	863	1,032	1,664
Sales and marketing	1,027	881	2,082	1,728
General and administrative	919	978	2,018	1,906

	$2,696	$2,941	$5,612	$5,739

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on the historical volatility of the Company’s stock for the three and six months ended June 28, 2009, and a combination of the historical volatility of the Company’s stock as well as the historical volatility of certain of the Company’s industry peers’ stock for the three and six months ended June 29, 2008:

	Stock Options		Stock Options
	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Expected life (in years)	4.4	4.3	4.4	4.3
Risk-free interest rate	1.91%	3.04%	1.53%	3.07%
Expected volatility	52%	50%	51%	49%
Dividend yield	—	—	—	—

As of June 28, 2009, $14.7 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.21 years. Additionally, $4.0 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.17 years.

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

Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Six Months Ended
	June 28, 2009	June 29, 2008
Balance as of beginning of the period	$28,607	$27,557
Provision for warranty liability made during the period	16,382	33,090
Settlements made during the period	(21,434)	(24,573)

Balance at end of period	$23,555	$36,074

5. Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.3 million for the three months ended June 28, 2009, $3.3 million for the three months ended June 29, 2008, $5.0 million for the six months ended June 28, 2009, and $6.6 million for the six months ended June 29, 2008.

6. Restructuring

In July 2008, the Company ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to its new corporate headquarters in San Jose, California. The Company initially expected to sublease the majority of this space through the end of the operating leases, the longest of which extends to December 2010. However, in the three months ended March 29, 2009, the Company determined that it was probable that a sub-lessee would cease making payments, and the Company does not expect to find a replacement sub-lessee for the defaulting sub-lessee during the remaining term of the lease. As such, the Company increased its accrual for restructuring charges by $631,000 in the six months ended June 28, 2009 to reflect the decrease in sublease income through the remaining term of the lease. In total, the Company recognized $694,000 in expenses related to future lease payments on the vacated facilities in the six months ended June 28, 2009. The Company presents expenses related to restructuring as a separate line item in its unaudited condensed consolidated statements of operations.

The following is a summary of the accrued restructuring charges:

	Accrued Restructuring Charges at December 31, 2008	Adjustment to Accrual Recognition	Ongoing Exit Expense	Present Value Accretion	Cash Payments	Accrued Restructuring Charges at June 28, 2009
	(In thousands)
Abandonment of excess leased facilities	$354	$631	$30	$33	$(275)	$773

Current portion	$264					$532
Long-term portion	$90					$241

7. Derivative Financial Instruments

The Company’s subsidiaries have had and will continue to have material future cash flows, including revenue and expenses, that are denominated in currencies other than the Company’s functional currency. The Company and all its subsidiaries designate the U.S. dollar as the functional currency. Changes in exchange rates between the Company’s functional currency and other currencies in which the Company transacts will cause fluctuations in cash flow expectations and cash flow realized or settled. Accordingly, the Company uses derivatives to mitigate its business exposure to foreign exchange risk. The Company enters into foreign currency forward contracts in euros, British pounds, Australian dollars, and Japanese yen to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses, and on certain existing assets and liabilities. The Company does not enter into derivatives transactions for trading or speculative purposes.

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue, and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under SFAS 133. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for three to six months. The Company enters into about six forward contracts per quarter with an average size of about $5 million USD equivalent related to its cash flow hedge program.

The Company expects to reclass to earnings all of the amounts recorded in other comprehensive income associated with its cash flow hedges over the next 12 months. Other comprehensive income associated with cash flow hedges of foreign currency revenue is recognized as a component of net revenue in the same period as the related revenue is recognized. Other comprehensive income associated with cash flow hedges of foreign currency costs of revenue and operating expenses are recognized as a component of cost of revenue and operating expense in the same period as the costs of revenue and operating expenses are recognized, respectively.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not enter into any cash flow hedges in the three and six months ended June 29, 2008. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended June 28, 2009 and June 29, 2008, respectively.

Non-designated hedges

The Company enters into non-designated hedges under SFAS 133 to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities which may not incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about two non-designated derivatives per month. The average size of its non-designated hedges is about $4 million USD equivalent and these hedges range from one to five months in duration.

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, immateriality, accounting considerations, and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with SFAS 133. The Company records all derivatives on the balance sheet at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of its designated hedges are adjusted to fair value through earnings in “Other income (expense), net.”

The Company’s foreign currency forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counter-parties of its forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one counter-party. In addition, the derivative contracts are limited to a time period of less than six months and the Company continuously evaluates the credit standing of its counter-party financial institutions. The counter-parties to these arrangements are large highly rated financial institutions and the Company does not consider non-performance a material risk.

The fair values of the Company’s derivative instruments and the line items on the Unaudited Condensed Consolidated Balance Sheet to which they were recorded as of June 28, 2009 and December 31, 2008 are summarized as follows:

Derivative Assets	Balance Sheet Location	Fair Value at June 28, 2009	Balance Sheet Location	Fair Value at December 31, 2008
	(In thousands)
Derivative assets not designated as hedging instruments under SFAS 133	Prepaid expenses and other current assets	$398	Prepaid expenses and other current assets	$1,494
Derivative assets designated as hedging instruments under SFAS 133	Prepaid expenses and other current assets	$117	Prepaid expenses and other current assets	$—

Total		$515		$1,494

Derivative Liabilities	Balance Sheet Location	Fair Value at June 28, 2009	Balance Sheet Location	Fair Value at December 31, 2008
	(In thousands)
Derivative liabilities not designated as hedging instruments under SFAS 133	Other accrued liabilities	$(4,734)	Other accrued liabilities	$(3,275)
Derivative liabilities designated as hedging instruments under SFAS 133	Other accrued liabilities	$—	Other accrued liabilities	$—

Total		$(4,734)		$(3,275)

For details of the Company’s fair value measurements, please see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended June 28, 2009	Six Months Ended June 28, 2009
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(3,102)	$425

The Company did not have any forward contracts during the three and six months ended June 29, 2008.

The Company did not have any derivatives designated as hedging instruments under SFAS 133 during the three months ended March 29, 2009. The effects of the Company’s derivative instruments on other comprehensive income and the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 28, 2009 are summarized as follows:

Derivatives Designated as Hedging Instruments under SFAS 133	Three and Six Months Ended June 28, 2009
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(684)	Net revenue	$(872)	Other income (expense), net	$(8)
Foreign currency forward contracts	0	Cost of revenue	9	Other income (expense), net	0
Foreign currency forward contracts	0	Operating expenses	135	Other income (expense), net	0

Total	$(684)		$(728)		$(8)

(a)	Refer to Note 14, “Comprehensive Income (Loss) and Cumulative Other Comprehensive Income (Loss), Net” of this Form 10-Q, which summarizes the activity in other comprehensive income related to derivatives.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the six months ended June 28, 2009.

8. Balance Sheet Components

Accounts receivable, net:

	June 28, 2009	December 31, 2008
	(In thousands)
Gross accounts receivable	$121,599	$153,333

Less: Allowance for doubtful accounts	(1,456)	(1,918)
Allowance for sales returns	(8,637)	(9,710)
Allowance for price protection	(1,275)	(3,430)

Total allowances	(11,368)	(15,058)

Accounts receivable, net	$110,231	$138,275

Inventories:

	June 28, 2009	December 31, 2008
	(In thousands)
Raw materials	$855	$639
Finished goods	74,184	111,601

Total	$75,039	$112,240

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net:

	June 28, 2009	December 31, 2008
	(In thousands)
Computer equipment	$6,000	$6,101
Furniture, fixtures and leasehold improvements	8,451	8,734
Software	18,049	18,083
Machinery	9,460	8,923
Construction in progress	80	158

	42,040	41,999
Less: accumulated depreciation and amortization	(24,554)	(21,707)

Property and equipment, net	$17,486	$20,292

Goodwill:

	Goodwill at December 31, 2008	CP Secure Additional Acquisition Costs	Goodwill at June 28, 2009
	(In thousands)
Goodwill	$61,400	$39	$61,439

Goodwill increased $39,000 in the six months ended June 28, 2009, attributable to additional acquisition costs related to the Company’s December 2008 acquisition of CP Secure International Holding Limited (“CP Secure”).

Other accrued liabilities:

	June 28, 2009	December 31, 2008
	(In thousands)
Sales and marketing programs	$26,164	$33,584
Warranty obligation	23,555	28,607
Foreign currency forward contracts	4,734	3,275
Freight	2,458	3,546
Other	15,946	18,735

Other accrued liabilities	$72,857	$87,747

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

Net income (loss) per share for the three and six months ended June 28, 2009 and June 29, 2008 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income (loss)	$(3,280)	$11,064	$(7,050)	$22,290

Weighted average shares outstanding:
Basic	34,399	35,354	34,375	35,335
Dilutive potential common shares	—	438	—	546

Total diluted	34,399	35,792	34,375	35,881

Basic net income (loss) per share	$(0.10)	$0.31	$(0.21)	$0.63

Diluted net income (loss) per share	$(0.10)	$0.31	$(0.21)	$0.62

Anti-dilutive common stock options and unvested restricted stock awards totaling 4,795,425 shares for both the three and six months ended June 28, 2009, and 3,104,757 and 2,822,180 shares for the three and six months ended June 29, 2008, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

10. Income Taxes

The tax provision for the three and six months ended June 28, 2009 was $4.4 million and $7.8 million, respectively, compared to the tax provision for the three months and six months ended June 29, 2008 of $8.7 million and $16.6 million, respectively. The decrease in the tax provision for the three and six months ended June 28, 2009 is primarily due to a decrease in pretax income for the current period, offset by the adverse impact of a loss in a foreign entity that will not give rise to a tax benefit. The loss in the foreign entity results in a bifurcation of the tax provision between the results of the loss entity and the remaining profitable operations. Under this methodology, tax is accrued ratably on the profitable operations based on the income earned during the period while no tax benefit is accrued on the loss.

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

For reporting purposes revenue is attributed to each geographic region based on the location of the customer. Net revenue by geographic region comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” sales returns and price protection.

Net revenue by geographic location is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
United States	$69,438	$75,900	$134,657	$155,103
United Kingdom	12,876	35,623	36,320	74,002
EMEA (excluding U.K.)	41,373	61,959	92,095	121,725
Asia Pacific and rest of the world	20,987	30,982	33,620	51,788

	$144,674	$204,464	$296,692	$402,618

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	June 28, 2009	December 31, 2008
United States	$15,181	$17,632
EMEA	1,573	434
Asia Pacific and rest of the world	732	2,226

	$17,486	$20,292

Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Best Buy Co., Inc.	13%	6%	11%	7%
Ingram Micro, Inc.	10%	13%	9%	14%
All others	77%	81%	80%	79%

	100%	100%	100%	100%

12. Commitments and Contingencies

Litigation and Other Legal Matters

NETGEAR v. CSIRO

The Company In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (“CSIRO”), in the San Jose division of the United States District Court, Northern District of California. The complaint alleges that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of the

Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a, 802.11g, and 802.11n wireless LAN standards infringe its patent. In July 2006, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc., which Buffalo recently appealed and which has been partially remanded to the District Court. The District Court consolidated this action with three related actions involving other companies (such as Buffalo) accused of infringing CSIRO’s patent. The Company attended a court-mandated mediation in November 2007 but failed to resolve the litigation. The District Court held a June 26, 2008 claim construction hearing. On August 14, 2008, the District Court issued a claim construction order and denied a motion for summary judgment of invalidity. In December 2008, the parties filed numerous motions for summary judgment concerning, among other things, infringement, validity, and other affirmative defenses. The District Court commenced a jury trial on April 13, 2009 regarding all liability issues for the four consolidated cases. On April 20, 2009, the Company and CSIRO executed a Memorandum of Understanding (“MOU”) setting forth the terms of a settlement and license agreement between the Company and CSIRO. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company agreed to make a one-time lump sum payment in consideration for a fully paid perpetual license and a covenant not to sue with respect to the ‘069 patent and all corresponding patents throughout the world. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patent, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense of $2.1 million in the three months ended March 29, 2009. Additionally, the Company will allocate $2.9 million of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold.

Wi-Lan Inc. v. NETGEAR

In October 2007, a lawsuit was filed against the Company by Wi-Lan Inc. (“Wi-Lan”), a patent-holding company existing under the laws of Canada, in the U.S. District Court, Eastern District of Texas. Wi-Lan alleges that the Company infringes U.S. Patent Nos. 5,282,222, RE37,802 and 5,956,323. Wi-Lan has accused the Company of infringement with respect to its wireless networking products compliant with the IEEE 802.11 standards and ADSL products compliant with the ITU G.992 standards. Wi-Lan has also sued 21 other technology companies alleging similar claims of patent infringement. The Company filed its answer in the first quarter of 2008. This action is now in the discovery phase. The District Court has scheduled a September 1, 2010 claim construction hearing, and a January 4, 2011 jury trial.

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Western District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company filed its answer in the first quarter of 2008. The District Court held a claim construction hearing on August 15, 2008. On September 10, 2008, the District Court issued a claim construction order. In February 2009, the parties filed numerous motions for summary judgment concerning, among other things, non-infringement, invalidity, and other affirmative defenses. The District Court has scheduled a jury trial to take place on August 24, 2009.

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court for the District of South Carolina. OptimumPath alleges that the Company infringes U.S. Patent No. 7,035,281. OptimumPath has claimed that the Company’s wireless networking products infringe on OptimumPath’s patents. OptimumPath has also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32. In March 2009, the District Court granted defendants’ motion to transfer the case to the Northern District of California. In July 2009, the petition to challenge the denial of reexamination of claims 4-7 and 11-32 was denied.

Network-1 Security Solutions, Inc. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Network-1 Security Solutions, Inc. (“Network-1”), a patent-holding company existing under the laws of the State of Delaware, in the U.S. District Court for the Eastern District of Texas. Network-1 alleges that the Company infringes U.S. Patent No. 6,218,930. Network-1 has alleged that the Company’s power over Ethernet (“PoE”) products infringe their patent. Network-1 has also sued six other companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. In May 2009, without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to make a one-time lump sum payment of $350,000 in consideration for a license to the patent in suit as well as a dismissal with prejudice of the lawsuit. Under the license, the Company will pay future running royalties on certain of its products which will be recognized as a component of cost of revenue as the related products are sold.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court for the Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 and 7,193,562 in the course of deploying Wi-Fi antenna array technology in its products. The Company filed its answer in the third quarter of 2008. Ruckus also sued Rayspan Corporation alleging similar claims of patent infringement. The Company and Rayspan Corporation jointly filed a request for inter partes reexamination of the Ruckus patents with the USPTO on September 4, 2008. On December 2, 2008, reexamination was granted to all claims of U.S. Patent No. 7,358,912. On November 28, 2008, a reexamination was ordered with respect to claims 11-17 of U.S. Patent No. 7,193,562, but denied with respect to claims 1-10 and 18-36. On December 17, 2008, the defendants jointly filed a petition to challenge the denial of reexamination of claims 1-10 and 18-36 of U.S. Patent No. 7,193,562. In July 2009, the petition was denied.

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and thirty other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court for the Northern District of Alabama. Northpeak alleges that the Company’s 802.11b compatible products infringe U.S. Patent Nos. 4,977,577 and 5,987,058. The Company filed its answer in the fourth quarter of 2008. On January 21, 2009, the Court granted a motion to transfer the case to the U.S. District Court for the Northern District of California. The Court has not yet set a trial date.

Finoc, LLC v. NETGEAR

In February 2009, a lawsuit was filed against the Company and fourteen other companies by Finoc Design Consulting OY (“Finoc”) in the U.S. District Court for the Eastern District of Texas. Finoc alleges that the Company’s wireless DSL gateway products infringe U.S. Patent No. 6,850,560. In June 2009, without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to make a one-time lump sum payment of $82,500 in consideration for a fully paid perpetual license to the patent in suit as well as a dismissal with prejudice by Finoc. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patents, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense in the three months ended June 28, 2009. Additionally, the Company will allocate the balance of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold.

Data Network Storage, LLC v. NETGEAR

In April 2009, a lawsuit was filed against the Company and fourteen other companies by Data Network Storage, LLC (“DNS”) in the U.S. District Court for the Southern District of California. DNS alleges that the Company and the other third parties infringe U.S. Patent No. 6,098,128. The Company is currently investigating the allegations.

WIAV Networks, LLC v. NETGEAR

In July 2009, a lawsuit was filed against the Company and over fifty other companies by WIAV Networks, LLC (“WIAV”) in the U.S. District Court for the Eastern District of Texas. WIAV alleges that the Company and the other defendants infringe U.S. Patent Nos. 6,480,497 and 5,400,338. The Company is currently investigating the allegations.

PACid Group, LLC v. NETGEAR

In July 2009, a lawsuit was filed against the Company and thirty other companies by The PACid Group, LLC (“PACid”) in the U.S. District Court for the Eastern District of Texas. PACid alleges that the Company and the other defendants infringe U.S. Patent Nos. 5,963,646 and 6,049,612. The Company is currently investigating the allegations.

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

In June 2006, the Company received a request for indemnification from Charter and Charter Communications Operating, LLC, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Rembrandt Technologies, L.P. (“Rembrandt”), a patent-holding company. Rembrandt alleges that Charter infringes U.S. Patent Nos. 5,243,627, 5,852,631, 5,719,858 and 4,937,819. Rembrandt alleges that products implementing the DOCSIS standard, which are supplied to Charter by, among others, the Company, infringe these patents. Rembrandt has also filed a similar lawsuit in the same jurisdiction against Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP. In November 2007, the Company along with Motorola, Inc., Cisco Systems, Inc., Scientific-Atlanta, Inc., ARRIS Group, Inc., Thomson, Inc. and Ambit Microsystems, Inc. filed a complaint for declaratory judgment in the U.S. District Court for the District of Delaware against Rembrandt, seeking a declaration that eight of Rembrandt’s alleged patents are either invalid or not infringed. The District Court held a claim construction hearing on August 5, 2008. On November 29, 2008, the District Court issued its claim construction order. The District Court held a mediation on March 3-4, 2009 but the parties were unable to reach a resolution. On July 21, 2009, Rembrandt delivered to the Company and other parties an executed covenant not to sue on any of the eight patents in suit, contending that the execution of the covenant divests the district court of jurisdiction or renders moot the remaining claims and counterclaims in the action. On July 31, 2009, Rembrandt filed a motion to dismiss the litigation. The Company and its co-claimants are currently assessing their legal alternatives.

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

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and small business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company adopted FSP SFAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for the three and six months ended June 28, 2009 and the three and six months ended June 29, 2008. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

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

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At June 28, 2009, the Company had $65.3 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 28, 2009.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 28, 2009.

13. Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The following table summarizes the valuation of the Company’s financial instruments as of June 28, 2009 and December 31, 2008:

	As of June 28, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents - money market funds	$178,165	$178,165	$—	$—
Foreign currency forward contracts (1)	515	—	515	—

Total	$178,680	$178,165	$515	$—

(1)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of June 28, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (2)	$(4,734)	$—	$(4,734)	$—

Total	$(4,734)	$—	$(4,734)	$—

(2)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents - money market funds	$122,232	$122,232	$—	$—
Available-for-sale securities (1)	10,170	10,170	—	—
Foreign currency forward contracts (2)	1,494	—	1,494	—

Total	$133,896	$132,402	$1,494	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(3,275)	$—	$(3,275)	$—

Total	$(3,275)	$—	$(3,275)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

The Company’s investments in cash equivalents are classified within Level 1of the fair value hierarchy because they are valued based on quoted market prices in active markets. All of the Company’s foreign currency forward contracts are with counterparties that have long-term credit ratings of double-A. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At June 28, 2009 and December 31, 2008, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts.

The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

14. Comprehensive Income (Loss) and Cumulative Other Comprehensive Income, Net

The following table sets forth the activity for each component of other comprehensive income (loss), net of related taxes, for the three and six months ended June 28, 2009 and June 29, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income (loss)	$(3,280)	$11,064	$(7,050)	$22,290

Unrealized gains on derivative instruments	$44	$—	$44	$—
Unrealized losses on available-for-sale securities	(32)	(56)	(67)	(71)

Other comprehensive income (loss)	$12	$(56)	$(23)	$(71)

Comprehensive income (loss)	$(3,268)	$11,008	$(7,073)	$22,219

The following table sets forth the components of cumulative other comprehensive income, net of related taxes, as of June 28, 2009 and December 31, 2008 (in thousands):

	June 28, 2009	December 31, 2008
Net unrealized gains on derivative instruments	$44	$—
Net unrealized gains on available-for-sale securities	—	67

Total cumulative other comprehensive income, net of taxes	$44	$67

15. Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events. This evaluation was performed through August 6, 2009, the date on which the Company’s financial statements were issued.

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

Our net revenue decreased 29.2% from the three months ended June 29, 2008 to the three months ended June 28, 2009. The decrease in revenue was principally attributable to lower shipments of our broadband gateway products to traditional resellers and existing service provider customers. The decrease in revenue was also due to a slight increase in sales returns. Additionally, we experienced weakening demand for our switch products. Furthermore, our revenue decline continued to be negatively impacted by the economic downturn and relative strengthening of the U.S. dollar. A decrease in sales of wireless-G products was partially mitigated by increased sales of wireless-N products sold to retailers and existing service provider customers.

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

Our gross margin decreased to 28.5% for the three months ended June 28, 2009, from 32.5% for the three months ended June 29, 2008. The decrease in gross margin was primarily attributable to the impact of the strengthening of the U.S. dollar on our foreign currency denominated revenues. Gross margins were also impacted by sales declines of our relatively more profitable switch products. These margin decreases were partially offset by declines in inbound freight costs. Operating expenses for the three months ended June 28, 2009 were $39.8 million, or 27.5% of net revenue, compared to $47.7 million, or 23.3% of net revenue, for the three months ended June 29, 2008.

Net income decreased $14.4 million to a net loss of $3.3 million for the three months ended June 28, 2009, from net income of $11.1 million for the three months ended June 29, 2008. This decrease was primarily attributable to a decrease in gross profit of $25.1 million. This decrease was offset by a decrease in the provision for income taxes of $4.3 million and a decrease in operating expenses of $7.9 million.

Results of Operations

The following table sets forth the unaudited consolidated statements of operations and the percentage change for the three and six months ended June 28, 2009, with the comparable reporting periods in the preceding year.

	Three Months Ended			Six Months Ended
	June 28, 2009	Percentage Change	June 29, 2008	June 28, 2009	Percentage Change	June 29, 2008
	(In thousands, except percentage data)			(In thousands, except percentage data)
Net revenue	$144,674	(29.2)%	$204,464	$296,692	(26.3)%	$402,618
Cost of revenue	103,414	(25.1)	138,055	212,501	(22.0)	272,346

Gross profit	41,260	(37.9)	66,409	84,191	(35.4)	130,272

Operating expenses:
Research and development	7,496	(12.7)	8,584	14,849	(14.3)	17,322
Sales and marketing	24,464	(21.6)	31,192	50,366	(21.6)	64,220
General and administrative	7,855	(0.3)	7,877	16,092	5.9	15,190
Restructuring	18	* *	—	694	* *	—
Litigation reserves, net	8	* *	—	2,540	* *	51

Total operating expenses	39,841	(16.4)	47,653	84,541	(12.6)	96,783

Income (loss) from operations	1,419	(92.4)	18,756	(350)	* *	33,489
Interest income	178	(82.9)	1,040	482	(81.1)	2,552
Other income (expense), net	(443)	* *	(14)	604	(78.6)	2,829

Income before income taxes	1,154	(94.2)	19,782	736	(98.1)	38,870
Provision for income taxes	4,434	(49.1)	8,718	7,786	(53.0)	16,580

Net income (loss)	$(3,280)	* *	$11,064	$(7,050)	* *	$22,290

**	Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net revenue	100%	100%	100%	100%

Cost of revenue	71.5	67.5	71.6	67.6

Gross margin	28.5	32.5	28.4	32.4

Operating expenses:
Research and development	5.2	4.2	5.0	4.3
Sales and marketing	16.9	15.3	17.0	16.0
General and administrative	5.4	3.8	5.4	3.8
Restructuring	0.0	0.0	0.2	0.0
Litigation reserves, net	0.0	0.0	0.9	0.0

Total operating expenses	27.5	23.3	28.5	24.1

Income (loss) from operations	1.0	9.2	(0.1)	8.3
Interest income	0.1	0.5	0.1	0.7
Other income (expense), net	(0.3)	0.0	0.2	0.7

Income before income taxes	0.8	9.7	0.2	9.7
Provision for income taxes	3.1	4.3	2.6	4.2

Net income (loss)	(2.3)%	5.4%	(2.4)%	5.5%

Three Months Ended June 28, 2009 Compared to Three Months Ended June 29, 2008

Net Revenue

	Three Months Ended
	June 28, 2009	Percentage Change	June 29, 2008
	(In thousands, except percentage data)
Net revenue	$144,674	(29.2)%	$204,464

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” and net changes in deferred revenue.

Net revenue decreased $59.8 million, or 29.2%, to $144.7 million for the three months ended June 28, 2009, from $204.5 million for the three months ended June 29, 2008. The decrease in revenue was principally attributable to lower shipments of our broadband gateway products to traditional resellers and existing service provider customers. The decrease in revenue was also due to a slight increase in sales returns. Additionally, we experienced weakening demand for our switch products. Furthermore, our revenue decline continued to be negatively impacted by the economic downturn and relative strengthening of the U.S. dollar. A decrease in sales of wireless-G products was partially mitigated by increased sales of wireless-N products sold to retailers and existing service provider customers.

In the three months ended June 28, 2009, net revenue generated within North America, Europe, the Middle-East and Africa (“EMEA”) and Asia Pacific was 48.0%, 37.5% and 14.5%, respectively, of our total net revenue. The comparable net revenue for the three months ended June 29, 2008 was 37.1%, 47.7% and 15.2%, respectively, of our total net revenue. The percentage change in net revenue compared to the prior year comparable quarter for North America, EMEA, and Asia Pacific was a 8.5% decrease, a 44.4% decrease, and a 32.3% decrease, respectively.

Cost of Revenue and Gross Margin

	Three Months Ended
	June 28, 2009	Percentage Change	June 29, 2008
	(In thousands, except percentage data)
Cost of revenue	$103,414	(25.1)%	$138,055
Gross margin percentage	28.5%		32.5%

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

Cost of revenue decreased $34.7 million, or 25.1%, to $103.4 million for the three months ended June 28, 2009, from $138.1 million for the three months ended June 29, 2008. In addition, our gross margin decreased to 28.5% for the three months ended June 28, 2009, from 32.5% for the three months ended June 29, 2008. The decrease in gross margin was primarily attributable to the impact of the strengthening of the U.S. dollar on our foreign currency denominated revenues. Gross margins were also impacted by sales declines of our relatively more profitable switch products. These margin decreases were partially offset by declines in inbound freight costs.

Operating Expenses

Research and Development

	Three Months Ended
	June 28, 2009	Percentage Change	June 29, 2008
	(In thousands, except percentage data)
Research and development expense	$7,496	(12.7)%	$8,584
Percentage of net revenue	5.2%		4.2%

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

Research and development expenses decreased $1.1 million, or 12.7%, to $7.5 million for the three months ended June 28, 2009, from $8.6 million for the three months ended June 29, 2008. The decrease was primarily attributable to decreased costs of $1.2 million related to a reduction in payroll and other employee expenses, including decreased variable compensation and a reduction in travel expenses. Included in the $1.2 million was a decrease of $531,000 due to acquisition-related contingent compensation earned during the three months ended June 29, 2008 that did not occur during the three months ended June 28, 2009. Additionally, stock-based compensation expense decreased $351,000. Partially offsetting these decreases was an increase in non-recurring engineering and outside services costs of $257,000. Furthermore, we experienced an increase in costs allocated to research and development from other functional expense categories of $231,000, primarily resulting from increased information technology costs related to our new enterprise resource planning software.

Sales and Marketing

	Three Months Ended
	June 28, 2009	Percentage Change	June 29, 2008
	(In thousands, except percentage data)
Sales and marketing expense	$24,464	(21.6)%	$31,192
Percentage of net revenue	16.9%		15.3%

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

Sales and marketing expenses decreased $6.7 million, or 21.6%, to $24.5 million for the three months ended June 28, 2009, from $31.2 million for the three months ended June 29, 2008. Of this decrease, $3.9 million was related to a reduction in payroll and other employee expenses primarily attributable to decreased overall sales and marketing headcount, decreased variable compensation and a reduction in travel expenses. Sales and marketing headcount decreased 10%, to 255 employees at June 28, 2009 compared to 284 employees at June 29, 2008. Additionally, marketing expenses and other outside service costs decreased $2.2 million attributable to reduced marketing campaigns and cost savings efforts. Furthermore, outbound freight costs decreased $993,000 attributable to our reduction in sales. Partially offsetting these decreases was an increase in costs allocated to sales and marketing from other functional expense categories of $847,000, primarily resulting from increased facilities costs. Additionally, stock-based compensation expense increased $146,000.

General and Administrative

	Three Months Ended
	June 28, 2009	Percentage Change	June 29, 2008
	(In thousands, except percentage data)
General and administrative expense	$7,855	(0.3)%	$7,877
Percentage of net revenue	5.4%		3.8%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for doubtful accounts and other corporate expenses. In 2009 we expect general and administrative costs to increase slightly as compared to the year ended December 31, 2008.

General and administrative expenses decreased $22,000, or 0.3%, to remain at $7.9 million for the three months ended June 28, 2009 and June 29, 2008. We experienced increased fees of $600,000 for outside legal and other professional services primarily due to increased patent litigation defense costs, offset by a decrease in the provision for allowance for doubtful accounts of $425,000 as a result of decreased sales volumes.

Interest Income and Other Income (Expense), Net

	Three Months Ended
	June 28, 2009	June 29, 2008
	(In thousands)
Interest income	$178	$1,040
Other income (expense), net	(443)	(14)

Total interest income and other income (expense), net	$(265)	$1,026

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

Interest income decreased $862,000, or 82.9%, to $178,000 for the three months ended June 28, 2009, from $1.0 million for the three months ended June 29, 2008. The decrease in interest income was primarily attributable to a decrease in the average interest rate earned in the three months ended June 28, 2009 as compared to the three months ended June 29, 2008.

Other expense, net, increased $429,000 to $443,000 for the three months ended June 28, 2009, from $14,000 for the three months ended June 29, 2008. The U.S. dollar weakened against the Australian dollar, British pound, and euro in the three months ended June 28, 2009, but our new foreign currency hedging program more than offset these movements. For details of our hedging program and related foreign currency contracts, please see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for Income Taxes

The tax provision for the three months ended June 28, 2009 was $4.4 million compared to the tax provision for the three months ended June 29, 2008 of $8.7 million. The decrease in the tax provision for the three months ended June 28, 2009 is primarily due to a decrease in pretax income for the current period, offset by the adverse impact of a loss in a foreign entity that will not give rise to a tax benefit. The loss in the foreign entity results in a bifurcation of the tax provision between the results of the loss entity and the remaining profitable operations. Under this methodology, tax is accrued ratably on the profitable operations based on the income earned during the period while no tax benefit is accrued on the loss.

Net Income

Net income decreased $14.4 million to a net loss of $3.3 million for the three months ended June 28, 2009, from net income of $11.1 million for the three months ended June 29, 2008. This decrease was primarily attributable to a decrease in gross profit of $25.1 million. This decrease was offset by a decrease in the provision for income taxes of $4.3 million and a decrease in operating expenses of $7.9 million.

Six Months Ended June 28, 2009 Compared to Six Months Ended June 29, 2008

Net Revenue

	Six Months Ended
	June 28, 2009	Percentage Change	June 29, 2008
	(In thousands, except percentage data)
Net revenue	$296,692	(26.3)%	$402,618

Net revenue decreased $105.9 million, or 26.3%, to $296.7 million for the six months ended June 28, 2009, from $402.6 million for the six months ended June 29, 2008. The decrease in revenue was principally attributable to lower shipments of our broadband gateway products to traditional resellers and existing service provider customers. The decrease in revenue was also due to a slight increase in sales returns. Additionally, we experienced weakening demand for our switch products. Our revenue decline continued to be negatively impacted by the economic downturn and relative strengthening of the U.S. dollar. A decrease in sales of wireless-G products was partially mitigated by increased sales of wireless-N products sold to retailers and existing service provider customers.

In the six months ended June 28, 2009, net revenue generated within North America, EMEA and Asia Pacific was 45.4%, 43.3% and 11.3%, respectively, of our total net revenue. The comparable net revenue for the six months ended June 29, 2008 was 38.5%, 48.6% and 12.9%, respectively, of our total net revenue. The percentage change in net revenue compared to the prior year comparable quarter for North America, EMEA, and Asia Pacific was a 13.2% decrease, a 34.4% decrease, and a 35.1% decrease, respectively.

Cost of Revenue and Gross Margin

	Six Months Ended
	June 28, 2009	Percentage Change	June 29, 2008
	(In thousands, except percentage data)
Cost of revenue	$212,501	(22.0)%	$272,346
Gross margin percentage	28.4%		32.4%

Cost of revenue decreased $59.8 million, or 22.0%, to $212.5 million for the six months ended June 28, 2009, from $272.3 million for the six months ended June 29, 2008. In addition, our gross margin decreased to 28.4% for the six months ended June 28, 2009, from 32.4% for the six months ended June 29, 2008. The decrease in gross margin was primarily attributable to the impact of the strengthening of the U.S. dollar on our foreign currency denominated revenues. Gross margins were also impacted by sales declines of our relatively more profitable switch products. These margin decreases were partially offset by declines in inbound freight costs.

Operating Expenses

Research and Development

	Six Months Ended
	June 28, 2009	Percentage Change	June 29, 2008
	(In thousands, except percentage data)
Research and development expense	$14,849	(14.3)%	$17,322
Percentage of net revenue	5.0%		4.3%

Research and development expenses decreased $2.5 million, or 14.3%, to $14.8 million for the six months ended June 28, 2009, from $17.3 million for the six months ended June 29, 2008. The decrease was primarily attributable to decreased costs of $2.4 million related to a reduction in payroll and other employee expenses, including decreased variable compensation and a reduction in travel expenses. Included in the $2.4 million was a decrease of $589,000 due to acquisition-related contingent compensation earned during the six months ended June 29, 2008 that did not occur during the six months ended June 28, 2009. Additionally, stock-based compensation expense decreased $632,000 to $1.0 million for the six months ended June 28, 2009, from $1.7 million for the six months ended June 29, 2008. Partially offsetting these decreases was an increase in costs allocated to research and development from other functional expense categories of $659,000, primarily resulting from increased facilities costs and higher information technology costs related to our new enterprise resource planning software.

Sales and Marketing

	Six Months Ended
	June 28, 2009	Percentage Change	June 29, 2008
	(In thousands, except percentage data)
Sales and marketing expense	$50,366	(21.6)%	$64,220
Percentage of net revenue	17.0%		16.0%

Sales and marketing expenses decreased $13.8 million, or 21.6%, to $50.4 million for the six months ended June 28, 2009, from $64.2 million for the six months ended June 29, 2008. Of this decrease, $8.4 million was related to a reduction in payroll and other employee expenses primarily attributable to decreased overall sales and marketing headcount, decreased variable compensation and a reduction in travel expenses. Sales and marketing headcount decreased 10%, to 255 employees at June 28, 2009 compared to 284 employees at June 29, 2008. Additionally, marketing expenses and other outside service costs decreased $4.3 million attributable to reduced marketing campaigns and cost savings efforts. Furthermore, outbound freight costs decreased $1.7 million attributable to our reduction in sales. Partially offsetting these decreases was an increase in costs allocated to sales and marketing from other functional expense categories of $1.9 million, primarily resulting from increased facilities costs. Additionally, stock-based compensation expense increased $354,000.

General and Administrative

	Six Months Ended
	June 28, 2009	Percentage Change	June 29, 2008
	(In thousands, except percentage data)
General and administrative expense	$16,092	5.9%	$15,190
Percentage of net revenue	5.4%		3.8%

General and administrative expenses increased $902,000, or 5.9%, to $16.1 million for the six months ended June 28, 2009, from $15.2 million for the six months ended June 29, 2008. The increase was primarily attributable to increased fees of $2.2 million for outside legal and other professional services primarily due to increased patent litigation defense costs. Partially offsetting these increases was a decrease in the allowance for doubtful accounts of $494,000 as a result of decreased sales volumes. Furthermore, we experienced a reduction in both travel expenses and recruitment costs.

Restructuring

In July 2008, we ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to our new corporate headquarters in San Jose, California. We initially expected to sublease the majority of this space through the end of the operating leases, the longest of which extends to December 2010. However, in the six months ended June 28, 2009, a sub-lessee ceased making payments, and we do not expect to find a replacement sub-lessee for the defaulting sub-lessee during the remaining term of the lease. As such, we increased our accrual for restructuring charges by $631,000. We did not incur any restructuring expense during the six months ended June 29, 2008. For a further discussion of our restructuring expenses, please see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Litigation Reserves

During the six months ended June 28, 2009, we recorded net litigation reserves expense of $2.5 million for estimated costs related to the settlement of various lawsuits filed against us. For a detailed discussion of our litigation matters, please see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income

	Six Months Ended
	June 28, 2009	June 29, 2008
	(In thousands)
Interest income	$482	$2,552
Other income, net	604	2,829

Total interest income and other income, net	$1,086	$5,381

Interest income decreased $2.1 million, or 81.1%, to $482,000 for the six months ended June 28, 2009, from $2.6 million for the six months ended June 29, 2008. The decrease in interest income was primarily attributable to a decrease in the average interest rate earned in the six months ended June 28, 2009, as compared to the six months ended June 29, 2008.

Other income, net decreased $2.2 million, or 78.6%, to $604,000 for the six months ended June 28, 2009, from $2.8 million for the six months ended June 29, 2008. The decrease in other income was primarily attributable to lower foreign exchange gains experienced due to the relatively greater strengthening of the U.S. dollar against the euro in the six months ended June 28, 2009 compared to the six months ended June 29, 2008. Our new foreign currency hedging program more than offset losses related to these movements. For details of our hedging program and related foreign currency contracts, please see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for Income Taxes

The tax provision for the six months ended June 28, 2009 was $7.8 million compared to the tax provision for the six months ended June 29, 2008 of $16.6 million. The decrease in the tax provision for the six months ended June 28, 2009 is primarily due to a decrease in pretax income for the current period, offset by the adverse impact of a loss in a foreign entity that will not give rise to a tax benefit. The loss in the foreign entity results in a bifurcation of the tax provision between the results of the loss entity and the remaining profitable operations. Under this methodology, tax is accrued ratably on the profitable operations based on the income earned during the period while no tax benefit is accrued on the loss.

Net Income

Net income decreased $29.4 million to a net loss of $7.1 million for the six months ended June 28, 2009, from net income of $22.3 million for the six months ended June 29, 2008. This decrease was primarily attributable to a decrease in gross profit of $46.1 million, a decrease in interest income of $2.1 million, and a decrease in other income, net of $2.2 million. These decreases were offset by a decrease in operating expenses of $12.3 million, and a decrease in provision for income taxes of $8.8 million.

Liquidity and Capital Resources

Our cash and cash equivalents balance increased from $192.8 million as of December 31, 2008 to $224.5 million as of June 28, 2009. Operating activities during the six months ended June 28, 2009 provided cash of $22.0 million, compared to $8.5 million used in the six months ended June 29, 2008. Investing activities during the six months ended June 28, 2009 provided cash of $9.1 million, primarily from the proceeds from the sale of short-term investments. During the six months ended June 28, 2009, financing activities provided cash of $550,000, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.

Our days sales outstanding decreased from 81 days as of December 31, 2008 to 69 days as of June 28, 2009.

Our accounts payable decreased from $60.1 million at December 31, 2008 to $26.0 million at June 28, 2009. The decrease of $34.1 million is primarily attributable to decreased overall spending and timing of payments.

Inventory decreased by $37.2 million from $112.2 million at December 31, 2008 to $75.0 million at June 28, 2009. In the three months ended June 28, 2009 we experienced annualized ending inventory turns of approximately 5.5, up from approximately 4.0 in the three months ended December 31, 2008. This increase is primarily attributable to our decrease in inventory levels as we reduced levels to support current demand levels for our products.

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At June 28, 2009, we had approximately $65.3 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.

We enter into foreign currency forward-exchange contracts, which typically mature in three to six months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record on the consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our Unaudited Condensed Consolidated Statements of Operations and in our Unaudited Condensed Consolidated Balance Sheet. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under SFAS 133 are recorded within other income, net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are cash flow hedges under SFAS 133 are recorded within cumulative other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.

In October 2008, the Board of Directors approved plans to purchase shares of our common stock in the open market. As of June 28, 2009, we were authorized to purchase up to an additional 4.8 million shares under the share repurchase plan. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on various factors including, but not limited to, such factors as levels of cash generation from operations, cash requirements for acquisitions, and current stock price.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of June 28, 2009 (in thousands):

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	Total
Operating leases	$5,385	$7,607	$6,541	$17,252	$36,785
Purchase obligations	65,332	—	—	—	65,332

	$70,717	$7,607	$6,541	$17,252	$102,117

As of June 28, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of June 28, 2009, the liability for uncertain tax positions, net of federal effect on tax issues, is $13.7 million. The timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. Our critical accounting policies have not materially changed during the six months ended June 28, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. From time to time, we maintain an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Additionally, our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during the six months ended June 28, 2009.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. We began using foreign currency forward contract derivatives in the fourth quarter of 2008 to partially offset our business exposure to foreign exchange risk on our foreign currency denominated assets and liabilities. Additionally, in the second quarter of 2009 we began entering into certain foreign currency forward contracts that have been designated as cash-flow hedges under SFAS 133 to partially offset our business exposure to foreign exchange risk on portions of our anticipated foreign currency revenue, costs of revenue, and certain operating expenses. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income, net in the Unaudited Consolidated Statements of Operations, and in cumulative other comprehensive income on the Balance Sheet. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet and anticipated cash flow exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheet and anticipated cash flow exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged exposures. If there was an adverse movement in exchange rates, we might suffer significant losses. See Note 7 of the Notes to Unaudited Consolidated Financial Statements for additional disclosure on our foreign currency contracts, which are hereby incorporated by reference into this Part I, Item 3.

We are exposed to credit losses in the event of nonperformance by the counter-parties of our foreign currency forward contracts and non-designated hedges. We enter into foreign currency forward contracts and non-designated hedges with high-quality financial institutions and limit the amount of credit exposure to any one counter-party. In addition, the foreign currency forward contracts and non-designated hedges are limited to a time period of less than one year, and we continuously evaluate the credit standing of our counter-party financial institutions. See Note 7 to the of Notes to Unaudited Condensed Consolidated Financial Statements.

A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $78,000 to net income, net of our hedged position, at June 28, 2009. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of June 28, 2009 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the three and six months ended June 28, 2009, 25.6% and 26.3%, respectively, of total net revenue was denominated in a currency other than the U.S. dollar.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of June 28, 2009.

In our Quarterly Report on Form 10-Q for the three months ended March 29, 2009 filed on May 7, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 29, 2009. In connection with the restatement of our Quarterly Report on Form 10-Q for the three months ended March 29, 2009 filed on July 29, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of March 29, 2009, as a result of a material weakness in our internal control over financial reporting as discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 28, 2009, we did not maintain effective controls to ensure the accuracy of the provision for income taxes. Specifically, we did not maintain a sufficient complement of tax personnel with the required proficiency to identify, evaluate, review and report complex tax accounting matters. This deficiency resulted in an error to the unaudited condensed consolidated financial statements for the three months ended March 29, 2009. Additionally, this control deficiency could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are likely to materially effect, our internal control over financial reporting.

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

Management has not yet implemented all of the measures described above and/or tested them. We continue to evaluate our internal control over financial reporting and may in the future modify these measures or implement additional measures.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	litigation involving patent infringement;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	disruptions or delays related to our new financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products that would adversely impact our margins;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	challenges associated with integrating acquisitions that we make;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	delay or failure of our service provider customers to purchase at the volumes that we forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	our customers’ inability to pay for purchased goods in a timely fashion;

•	bad debt exposure with our existing customers and as we expand into new international markets;

•	our failure to implement and maintain the appropriate internal controls over financial reporting which may result in restatements of our financial statements; and

•	any changes in accounting rules.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;

•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors’ growth rates;

•	conditions in the financial markets in general or changes in general economic conditions;

•	interest rate or currency exchange rate fluctuations;

•	our ability or inability to raise additional capital; and

•	our ability to report accurate financial results in our periodic reports filed with the SEC; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

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

We implemented a hedging program in November 2008 to hedge exposures to fluctuations in foreign currency exchange rates as a response to the risks of changes in the value of foreign currency denominated assets and liabilities. We may enter into foreign currency forward contracts or other instruments, the majority of which mature within approximately five months. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. In addition, in the second fiscal quarter of 2009, we commenced implementation of a hedging program to reduce the impact of volatile exchange rates on net revenues, gross profit and operating profit. However, the use of such hedging activities may not offset more than a portion of the adverse financial effect resulting from unfavorable movements in foreign exchange rates.

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

We have had to restate our historical financial statements.

In July 2009, we announced that we had incorrectly reported our income tax provision for the quarter ended March 29, 2009 and, as a result of this error, we restated the financial statements in our quarterly report on Form 10-Q for the quarter ended March 29, 2009. The restatement, which related solely to the correction of the income tax provision for the quarter ended March 29, 2009, resulted in adjustments related to income taxes in our financial statements. In our previously filed financial statements for the quarter ended March 29, 2009, we incorrectly included a particular foreign entity in calculating our estimated annualized tax provision. This foreign entity should not have been included in the calculation because the anticipated losses in that entity would not give rise to tax benefits. While we do not expect that our overall annual estimated tax provision would be affected for the entire year, we made an error in inter-quarter allocations of the tax provision. Material changes to our previously reported financial information occurred as a result of this error.

In connection with this restatement we identified certain control deficiencies relating to the application of applicable accounting literature related to recordation of tax expenses. These deficiencies constituted a material weakness in internal control over financial reporting as of March 29, 2009, which led to items requiring correction in our financial statements and our conclusion to restate such financial statements to correct those items. Specifically, the control deficiencies relate to our failure to correctly apply FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (FIN 18) in determining the proper allocation of our annualized tax provision.

We cannot be certain that the measures we have taken since this restatement will ensure that restatements will not occur in the future. Execution of restatements like the one described above could create a significant strain on our internal resources and cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction. Restatements may also significantly affect our stock price in an adverse manner.

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could impact investor confidence in the reliability of our internal controls over financial reporting.

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

We will continue to perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. We concluded that our disclosure controls and procedures were not effective as of March 29, 2009 and June 28, 2009 as a result of a material weakness in our internal control over financial reporting, specifically the controls which ensure the accuracy of the provision for income taxes. If we are unable to remediate the noted deficiency or otherwise assert our internal control over financial reporting is effective as of the end of a fiscal year, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price. In addition, successful remediation of the noted deficiency is dependent, among other things, on the Company’s ability to hire and retain qualified personnel. Therefore, we cannot be certain that we will be able to successfully remediate our existing material weaknesses or that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

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

We sell a substantial portion of our products through broadband service providers worldwide. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. These challenges include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and our general inexperience in selling to service providers. Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. In certain cases, we may commit to fixed price long term purchase orders, with such orders priced in foreign currencies which could lose value over time in the event of adverse changes in foreign exchange rates. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin guidance for a particular period of time and therefore adversely affect our stock price. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen a slowdown in capital expenditures by certain of our service provider customers, and believe there may be potential for a continued broader slowdown in the global service provider market in the next few quarters. Any slowdown in the general economy, over capacity, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.

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

We have recently upgraded our financial, demand planning and operational management systems. If we experience problems with the continued deployment and operation of these new systems, our business and operations will be adversely affected.

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

We rely on a limited number of retailers and wholesale distributors for most of our sales, and if they refuse to pay our requested prices or reduce their level of purchases, our net revenue could decline.

We sell a substantial portion of our products through retailers, including Best Buy Co., Inc., and wholesale distributors, including Ingram Micro, Inc. During the fiscal quarter ended June 28, 2009, sales to Ingram Micro and its affiliates accounted for 10% of our net revenue and sales to Best Buy accounted for 13% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of retailers and wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major retailers or wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our retailers or wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

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

As a result of our acquisitions, we have significant goodwill and amortizable intangible assets recorded on our balance sheet. In addition, significant negative industry or economic trends, such as those that have occurred in the last nine months, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill or amortizable intangible assets might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill or amortizable intangible assets be determined resulting in an adverse impact on our results of operations.

Our income tax provision and liability for uncertain tax positions may be insufficient if any taxing authorities are successful in asserting tax positions that are contrary to our positions.

Significant judgment is required to determine our provision for income taxes and liability for uncertain tax positions. In the ordinary course of our business, there may be matters for which the ultimate tax outcome is uncertain. Although we believe our approach to determining the appropriate tax treatment is reasonable, no assurance can be given that the final tax authority determination will not be materially different than that which is reflected in our income tax provision and liability for uncertain tax positions. Such differences could have a material adverse effect on our income tax provision or benefit and liability for uncertain tax positions in the period in which such determination is made and, consequently, on our results of operations for such period. In addition, we may incorrectly allocate our provision for income taxes during the fiscal year. For example, we announced in July 2009 that we had incorrectly recorded certain tax expenses for the three months ended March 29, 2009 and, as a result, we restated the financial statements in our quarterly report on Form 10-Q for the three months ended March 29, 2009. These restatements may significantly affect our stock price in an adverse manner.

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

Changes in our tax rates and errors in our application of tax laws could affect our future results.

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

A misapplication of tax laws and regulations may have an adverse material impact on our ability to accurately report periodic financial information. In July 2009, we announced that we had incorrectly recorded certain tax expenses for the quarter ended March 29, 2009 and, as a result of this error, we restated the financial statements in our quarterly report on Form 10-Q for the quarter ended March 29, 2009. The error occurred as a result of incorrectly applying FIN 18. We cannot be certain that the measures we have taken since this restatement will ensure that restatements will not occur in the future.

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

We have been reorganizing our foreign subsidiaries and entities to better manage and optimize our international operations. Our implementation of this project requires substantial efforts by our staff and is resulting in increased staffing requirements and related expenses. Failure to successfully execute the reorganization or other factors outside of our control could negatively impact the timing and extent of any benefit we receive from the reorganization. The restatement of our financial statements for the three months ended March 29, 2009 resulted from an error in applying accounting rules for allocation of tax provisions among our foreign entities. The vast majority of these foreign entities were created as part of our international reorganization. There can be no assurance that we will be able to comply with all the complex accounting and tax laws in connection with our international reorganization, which can harm our financial results.

Our sales and operations in international markets expose us to operational, financial and regulatory risks.

International sales comprise a significant amount of our overall net revenue. International sales were 60% of overall net revenue in fiscal 2008. We continue to be committed to growing our international sales. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:

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

We recently moved into our new corporate headquarters in the third quarter of 2008. The existing lease on our former Santa Clara corporate headquarters does not expire until the end of 2010 and the existing lease on our Fremont facility does not expire until the end of October 2009. We have subleased a portion of these facilities and taken a restructuring charge for the balance of the lease costs. In the fiscal quarter ended June 28, 2009, one of our sub-lessees was unable to meet its rental obligation to us, and we were required to take a restructuring charge to increase our liability for remaining lease costs. We have yet to find a replacement tenant for the defaulting sub-lessee and in the current real estate market, we may not be able to do so in the near future, if at all. If any additional sub-lessee moves out or is unable to meet its obligations to us, we would have to record an additional charge associated with such excess space.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2009 - April 30, 2009	—	$—	—	—
May 1, 2009 - May 31, 2009	3,286	13.39	—	—
June 1, 2009 - June 28, 2009	—	—	—	—

Total	3,286	$13.39	—	—

We repurchased approximately 3,000 shares or $44,000 of common stock related to the lapse of restricted stock units during the three months ended June 28, 2009.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders was held on June 2, 2009. Of the 34,546,109 shares of our capital stock entitled to vote at the meeting, 32,011,875 were present in person or by proxy. Our stockholders approved the following matters:

1. Election of Directors

Nominee	For	Withheld
Patrick C.S. Lo	31,358,757	653,118
Jocelyn E. Carter-Miller	31,684,848	327,027
Ralph E. Faison	31,399,477	612,398
A. Timothy Godwin	31,691,059	320,816
Jef Graham	31,508,218	503,657
Linwood A. Lacy, Jr.	31,677,574	334,301
George G. C. Parker	31,499,343	512,532
Gregory J. Rossmann	31,519,089	492,786
Julie A. Shimer	31,500,408	511,467

2. Approval of Amendments to the NETGEAR, Inc. 2003 Employee Stock Purchase Plan

A proposal for the approval of amendments to our 2003 Employee Stock Purchase Plan was approved by a vote of 26,288,390 for, 382,684 votes against and 24,397 votes abstaining.

3. Ratification of Appointment of Independent Registered Public Accounting Firm

A proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December  31, 2009 was approved by a vote of 31,803,057 for, 161,431 votes against and 47,387 votes abstaining.

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

Date: August 6, 2009

Exhibit Index

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer