Form 10-Q
period 2009-09-27
NETGEAR, INC
filed 2009-11-06
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 27, 2009.

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 34,623,247 as of October 30, 2009.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 27, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$159,647	$192,839
Short-term investments	74,893	10,170
Accounts receivable, net	123,529	138,275
Inventories	73,858	112,240
Deferred income taxes	11,750	13,129
Prepaid expenses and other current assets	16,345	22,695

Total current assets	460,022	489,348
Property and equipment, net	17,331	20,292
Intangibles, net	9,551	13,311
Goodwill	64,939	61,400
Other non-current assets	5,126	1,858

Total assets	$556,969	$586,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,447	$60,073
Accrued employee compensation	7,549	7,177
Other accrued liabilities	76,663	87,747
Deferred revenue	11,355	21,508

Total current liabilities	134,014	176,505
Non-current income taxes payable	14,615	12,357
Other non-current liabilities	6,211	6,389

Total liabilities	154,840	195,251

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	35	34
Additional paid-in capital	276,123	266,070
Cumulative other comprehensive income (loss)	(65)	67
Retained earnings	126,036	124,787

Total stockholders’ equity	402,129	390,958

Total liabilities and stockholders’ equity	$556,969	$586,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net revenue	$171,071	$179,367	$467,763	$581,985
Cost of revenue	115,326	117,074	327,827	389,420

Gross profit	55,745	62,293	139,936	192,565

Operating expenses:
Research and development	7,353	8,267	22,202	25,589
Sales and marketing	25,710	30,220	76,076	94,440
General and administrative	8,502	8,048	24,594	23,238
Restructuring	104	964	798	964
Litigation reserves, net	(480)	85	2,060	136

Total operating expenses	41,189	47,584	125,730	144,367

Income from operations	14,556	14,709	14,206	48,198
Interest income	66	976	548	3,528
Other income (expense), net	(266)	(4,653)	338	(1,824)

Income before income taxes	14,356	11,032	15,092	49,902
Provision for income taxes	5,826	7,929	13,612	24,509

Net income	$8,530	$3,103	$1,480	$25,393

Net income per share:
Basic	$0.25	$0.09	$0.04	$0.72

Diluted	$0.24	$0.09	$0.04	$0.71

Weighted average shares outstanding used to compute net income per share:
Basic	34,523	35,412	34,425	35,361

Diluted	34,948	35,721	34,749	35,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 27, 2009	September 28, 2008
Cash flows from operating activities:
Net income	$1,480	$25,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,308	7,981
Purchase premium amortization on investments	47	21
Non-cash stock-based compensation	8,293	8,670
Income tax benefit (detriment) associated with stock option exercises	(342)	294
Excess tax benefit from stock-based compensation	(429)	(141)
Deferred income taxes	164	(2,630)
Changes in assets and liabilities:
Accounts receivable	14,746	7,213
Inventories	38,382	(42,688)
Prepaid expenses and other assets	4,289	(2,131)
Accounts payable	(21,626)	(8,912)
Accrued employee compensation	372	(6,083)
Other accrued liabilities	(14,704)	11,800
Deferred revenue	(10,153)	5,727
Income taxes payable	2,258	3,845

Net cash provided by operating activities	32,085	8,359

Cash flows from investing activities:
Purchases of short-term investments	(74,865)	(10,133)
Proceeds from sale of short-term investments	10,000	37,700
Purchase of property and equipment	(2,586)	(13,635)
Payments made in connection with business acquisition, net of cash acquired	(39)	—

Net cash provided by (used in) investing activities	(67,490)	13,932

Cash flows from financing activities:
Purchase and retirement of treasury stock	(231)	(183)
Proceeds from exercise of stock options	886	942
Proceeds from issuance of common stock under employee stock purchase plan	1,129	1,353
Excess tax benefit from stock-based compensation	429	141

Net cash provided by financing activities	2,213	2,253

Net increase (decrease) in cash and cash equivalents	(33,192)	24,544
Cash and cash equivalents, at beginning of period	192,839	167,495

Cash and cash equivalents, at end of period	$159,647	$192,039

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and nine months ended September 27, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Other than the Company’s accounting policy related to derivative financial instruments presented below, the Company’s significant accounting policies have not materially changed during the nine months ended September 27, 2009.

Derivative Financial Instruments

As discussed in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements, the Company uses foreign currency forward contracts to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses, and on certain existing assets and liabilities. Foreign currency forward contracts generally mature within six months of inception. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to reduce the impact of currency exchange rate movements on the Company’s operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The company does not use derivative financial instruments for speculative purposes.

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges in the authoritative guidance for derivatives and hedging must be adjusted to fair value through earnings. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of cumulative other comprehensive income in shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings.

2. Recent Accounting Pronouncements

In June 2009, the FASB issued additional authoritative guidance for generally accepted accounting principles. The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) is the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification does not change U.S. GAAP; instead, it introduces a new structure which changes the referencing of financial standards. The Company adopted the provisions of this guidance in the third quarter of fiscal 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued additional authoritative guidance for fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The update does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB released an update to the authoritative guidance for fair value measurements and disclosures which delayed, to fiscal years beginning after November 15, 2008, the effective date of the update to authoritative guidance for fair value measurements and disclosures issued in September 2006 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, the Company adopted the update to the authoritative guidance for fair value measurements and disclosures issued in September 2006 as it applies to the Company’s financial instruments. Effective January 1, 2009, the Company adopted the update to the authoritative guidance for fair value measurements and disclosures issued in September 2006 for all non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis without impact to the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued an update to the authoritative guidance for business combinations and an amendment to the authoritative guidance for consolidation. The update to the authoritative guidance for business combinations will have a material impact on future business combinations by the Company as it establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The update to the authoritative guidance for business combinations requires contingent consideration to be recognized at its fair value on the acquisition date and the recognition of in-process research and development as an indefinite-lived intangible asset until the development is complete, after which time the related capitalized costs would be amortized over the expected useful life. If the in-process research and development is subsequently abandoned prior to completion, the associated capitalized costs would be expensed in such period. The update to the authoritative guidance for business combinations also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The amendment to the authoritative guidance for consolidation will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. Both updates are effective for fiscal years beginning after December 15, 2008. The Company adopted both updates on January 1, 2009. The Company will assess the impact of the update to the authoritative guidance for business combinations if and when future acquisitions occur. The adoption of the amendment to the authoritative guidance for consolidation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued additional authoritative guidance for derivatives and hedging. The update requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under the authoritative guidance for derivatives and hedging and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The Company adopted this update in the first quarter of fiscal 2009. Since this update only required additional disclosure, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued additional authoritative guidance for intangibles, which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under the authoritative guidance. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The Company adopted this update in the first quarter of fiscal 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued additional authoritative guidance for earnings per share, which addresses whether unvested instruments granted in share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under the authoritative guidance for earnings per share. The Company adopted this update in the first quarter of fiscal 2009. This adoption did not result in a change in the Company’s earnings per share or diluted earnings per share.

In September 2008, the FASB issued additional authoritative guidance for derivatives and hedging and additional authoritative guidance for guarantees. These updates amend the authoritative guidance for derivatives and hedging to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The additional authoritative guidance for guarantees requires additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the additional authoritative guidance for derivatives and hedging and the authoritative guidance for guarantees are effective in the first quarter of fiscal 2009. These updates also clarify the effective date for the additional authoritative guidance for derivatives and hedging issued in March 2008. The Company adopted the disclosures required by the additional authoritative guidance for derivatives and hedging issued in March 2008 in the first quarter of fiscal 2009. Since these updates only required additional disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued additional authoritative guidance for fair value measurements and disclosures, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This update also requires those disclosures in summarized financial information at interim reporting periods. This update requires that an entity disclose in the body or in the accompanying notes of its financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by the authoritative guidance for fair value measurements and disclosures. In addition, an entity shall also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The Company adopted the provisions of this update in the second quarter of fiscal 2009. This update does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are required but only for periods ending after initial adoption. Since this update only required additional disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued additional authoritative guidance for fair value measurements and disclosures. This update provides additional guidance for estimating fair value in accordance with the guidance for fair value measurements and disclosures when the volume and level of activity for the asset or liability have significantly decreased. The additional guidance also includes guidance on identifying circumstances that indicate a transaction is not orderly. This update does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are required but only for periods ending after initial adoption. The Company adopted the provisions of the additional guidance in the second quarter of fiscal 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued additional authoritative guidance for investments-debt and equity securities. This update establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities, as well as contains additional disclosure requirements related to debt and equity securities. The additional guidance is effective in the second fiscal quarter of 2009. The Company adopted the provisions of the additional guidance in the second quarter of fiscal 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued additional authoritative guidance for business combinations. The additional guidance addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted this additional guidance in the first quarter of fiscal 2009. The Company will assess the impact of the additional guidance if and when future acquisitions occur.

In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. This update also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the provisions of this update in the second quarter of fiscal 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued additional guidance for fair value measurements and disclosures to provide guidance on the fair value measurement of liabilities. This additional guidance is effective in the fourth fiscal quarter of 2009. The adoption of this additional guidance is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In October 2009, the FASB issued additional guidance for revenue recognition on arrangements with multiple elements. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This guidance replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. The guidance also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, the guidance requires expanded disclosures. This guidance will become effective for the Company for revenue arrangements entered into or materially modified on or after January 1, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

3. Stock-based Compensation

The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of September 27, 2009, a total of 1,814,493 shares were reserved for future grants under these plans.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the Employee Stock Purchase Plan included in the Company’s Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Cost of revenue	$239	$216	$719	$657
Research and development	473	835	1,505	2,499
Sales and marketing	1,015	836	3,097	2,564
General and administrative	954	1,044	2,972	2,950

	$2,681	$2,931	$8,293	$8,670

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on the historical volatility of the Company’s stock for the three and nine months ended September 27, 2009, and a combination of the historical volatility of the Company’s stock as well as the historical volatility of certain of the Company’s industry peers’ stock for the three and nine months ended September 28, 2008:

	Stock Options		Stock Options
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Expected life (in years)	4.4	4.3	4.4	4.3
Risk-free interest rate	2.32%	3.29%	1.54%	3.09%
Expected volatility	52%	50%	51%	49%
Dividend yield	—	—	—	—

As of September 27, 2009, $12.4 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.11 years. Additionally, $3.4 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.08 years.

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

Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Nine Months Ended
	September 27,	September 28,
	2009	2008
Balance as of beginning of the period	$28,607	$27,557
Provision for warranty liability made during the period	27,492	43,809
Settlements made during the period	(30,577)	(34,870)

Balance at end of period	$25,522	$36,496

5. Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.7 million for the three months ended September 27, 2009, $3.0 million for the three months ended September 28, 2008, $7.7 million for the nine months ended September 27, 2009, and $9.7 million for the nine months ended September 28, 2008.

6. Restructuring

In July 2008, the Company ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to its new corporate headquarters in San Jose, California. The Company initially expected to sublease the majority of this space through the end of the operating leases, the longest of which extends to December 2010. However, in the three months ended June 28, 2009, a sub-lessee ceased making payments, and the Company does not expect to find a replacement sub-lessee for the defaulting sub-lessee during the remaining term of the lease. Additionally, in the three months ended September 27, 2009, the Company agreed to reduce the monthly facility maintenance fees owed to the Company by another sub-lessee. As a result of these events, the Company increased its accrual for restructuring charges by $707,000 in the nine months ended September 27, 2009 to reflect the decrease in sublease income through the remaining term of the lease. In total, the Company recognized $798,000 in expenses related to future lease payments on the vacated facilities in the nine months ended September 27, 2009. The Company presents expenses related to restructuring as a separate line item in its unaudited condensed consolidated statements of operations.

The following is a summary of the accrued restructuring charges:

	Accrued Restructuring Charges at December 31, 2008	Adjustment to Accrual Recognition	Ongoing Exit Expense	Present Value Accretion	Cash Payments	Accrued Restructuring Charges at September 27, 2009
	(In thousands)
Abandonment of excess leased facilities	$354	$707	$45	$46	$(492)	$660

Current portion	$264					$527
Long-term portion	$90					$133

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

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue, and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for three to six months. The Company enters into about six forward contracts per quarter with an average size of about $5 million USD equivalent related to its cash flow hedge program.

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not enter into any cash flow hedges in the three and nine months ended September 28, 2008. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended September 27, 2009 and September 28, 2008, respectively.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities which may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about two non-designated derivatives per month. The average size of its non-designated hedges is about $4 million USD equivalent and these hedges range from one to five months in duration.

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, immateriality, accounting considerations, and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheet at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of its designated hedges are adjusted to fair value through earnings in “Other income (expense), net.”

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

The fair values of the Company’s derivative instruments and the line items on the Unaudited Condensed Consolidated Balance Sheet to which they were recorded as of September 27, 2009 and December 31, 2008 are summarized as follows:

Derivative Assets	Balance Sheet Location	Fair Value at September 27, 2009	Balance Sheet Location	Fair Value at December 31, 2008
	(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$288	Prepaid expenses and other current assets	$1,494
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	$1	Prepaid expenses and other current assets	$—

Total		$289		$1,494

Derivative Liabilities	Balance Sheet Location	Fair Value at September 27, 2009	Balance Sheet Location	Fair Value at December 31, 2008
	(In thousands)
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(1,177)	Other accrued liabilities	$(3,275)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	$(48)	Other accrued liabilities	$—

Total		$(1,225)		$(3,275)

For details of the Company’s fair value measurements, please see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(1,409)	$(984)

The Company did not have any forward contracts during the three and nine months ended September 28, 2008.

The effects of the Company’s derivative instruments on other comprehensive income and the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 27, 2009 are summarized as follows:

Derivatives Designated as Hedging Instruments	Three Months Ended September 27, 2009
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$21	Net revenue	$53	Other income (expense), net	$(20)
Foreign currency forward contracts	—	Cost of revenue	7	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	79	Other income (expense), net	—

Total	$21		$139		$(20)

(a)	Refer to Note 14, “Comprehensive Income and Cumulative Other Comprehensive Income (Loss), Net” of this Form 10-Q, which summarizes the activity in other comprehensive income related to derivatives.

	Nine Months Ended September 27, 2009
Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(663)	Net revenue	$(819)	Other income (expense), net	$(28)
Foreign currency forward contracts	—	Cost of revenue	16	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	214	Other income (expense), net	—

Total	$(663)		$(589)		$(28)

(b)	Refer to Note 14, “Comprehensive Income and Cumulative Other Comprehensive Income (Loss), Net” of this Form 10-Q, which summarizes the activity in other comprehensive income related to derivatives.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the three and nine months ended September 27, 2009.

8. Balance Sheet Components

Available-for-sale short-term investments consist of the following:

	September 27, 2009			December 31, 2008
	Cost	Unrealized Gain	Estimated Fair Value	Cost	Unrealized Gain	Estimated Fair Value
U.S. Treasury bills and notes	$74,878	$15	$74,893	$10,061	$109	$10,170

Accounts receivable, net:

	September 27, 2009	December 31, 2008
	(In thousands)
Gross accounts receivable	$136,137	$153,333

Less: Allowance for doubtful accounts	(1,497)	(1,918)
Allowance for sales returns	(9,757)	(9,710)
Allowance for price protection	(1,354)	(3,430)

Total allowances	(12,608)	(15,058)

Accounts receivable, net	$123,529	$138,275

Inventories:

	September 27, 2009	December 31, 2008
	(In thousands)
Raw materials	$807	$639
Finished goods	73,051	111,601

Total	$73,858	$112,240

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net:

	September 27, 2009	December 31, 2008
	(In thousands)
Computer equipment	$6,005	$6,101
Furniture, fixtures and leasehold improvements	8,447	8,734
Software	18,343	18,083
Machinery	10,411	8,923
Construction in progress	434	158

	43,640	41,999
Less: accumulated depreciation and amortization	(26,309)	(21,707)

Property and equipment, net	$17,331	$20,292

Goodwill:

	Goodwill at December 31, 2008	CP Secure Additional Acquisition Costs	Goodwill at September 27, 2009
	(In thousands)
Goodwill	$61,400	$3,539	$64,939

Goodwill increased $3.5 million in the nine months ended September 27, 2009, attributable to additional acquisition costs and additional payout accruals related to the Company’s December 2008 acquisition of CP Secure International Holding Limited (“CP Secure”). In the three months ended September 27, 2009, developed products passed certain acceptance criteria specified in the acquisition agreement that require the Company to pay a $3.5 million contingent payment in November 2009. As such, the Company accrued for the $3.5 million payout during the three months ended September 27, 2009. No component of this $3.5 million has been recognized as compensation expense, with the entire $3.5 million recognized as goodwill.

Other accrued liabilities:

	September 27, 2009	December 31, 2008
	(In thousands)
Sales and marketing programs	$25,232	$33,584
Warranty obligation	25,522	28,607
Foreign currency forward contracts	1,225	3,275
Freight	3,739	3,546
Other	20,945	18,735

Other accrued liabilities	$76,663	$87,747

9. Net Income Per Share

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

Net income per share for the three and nine months ended September 27, 2009 and September 28, 2008 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net income	$8,530	$3,103	$1,480	$25,393

Weighted average shares outstanding:
Basic	34,523	35,412	34,425	35,361
Dilutive potential common shares	425	309	324	473

Total diluted	34,948	35,721	34,749	35,834

Basic net income per share	$0.25	$0.09	$0.04	$0.72

Diluted net income per share	$0.24	$0.09	$0.04	$0.71

Weighted average stock options and unvested restricted stock awards to purchase 2,598,501 and 4,179,719 shares of the Company’s stock for the three and nine months ended September 27, 2009, respectively, and 3,471,025 and 3,087,912 shares for the three and nine months ended September 28, 2008, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

10. Income Taxes

The tax provision for the three and nine months ended September 27, 2009 was $5.8 million and $13.6 million, respectively, compared to the tax provision for the three and nine months ended September 28, 2008 of $7.9 million and $24.5 million, respectively. The decrease in the tax provision for the three months ended September 27, 2009 is primarily caused by a lower annual projected effective tax rate, combined with a decrease from certain discrete tax adjustments booked in the third quarter of fiscal 2008 due to changed forecasts for the prior fiscal year. The decrease in the tax provision for the nine months ended September 27, 2009 compared to the nine months ended September 28, 2008 is primarily due to a decrease in pre-tax income for the current period, offset by the adverse impact of a loss in a foreign entity that will not give rise to a tax benefit. The loss in the foreign entity results in a bifurcation of the tax provision between the results of the loss entity and the remaining profitable operations. Under this methodology, tax is accrued ratably on the profitable operations based on the income earned during the period while no tax benefit is accrued on the loss.

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

For reporting purposes revenue is attributed to each geographic region based on the location of the customer. Net revenue by geographic region comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, sales returns and price protection.

Net revenue by geographic location is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
United States	$75,408	$73,693	$210,065	$228,796
United Kingdom	26,932	25,489	63,252	99,491
EMEA (excluding U.K.)	45,658	56,157	137,753	177,882
Asia Pacific and rest of the world	23,073	24,028	56,693	75,816

	$171,071	$179,367	$467,763	$581,985

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	September 27, 2009	December 31, 2008
United States	$14,123	$17,632
EMEA	283	434
Asia Pacific and rest of the world	2,925	2,226

	$17,331	$20,292

Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Ingram Micro, Inc.	12%	13%	10%	13%
Best Buy Co., Inc.	11%	8%	11%	7%
All others	77%	79%	79%	80%

	100%	100%	100%	100%

12. Commitments and Contingencies

Litigation and Other Legal Matters

NETGEAR v. CSIRO

In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (“CSIRO”), in the San Jose division of the United States District Court, Northern District of California. The complaint alleged that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a, 802.11g, and 802.11n wireless LAN standards infringe its patent. In July 2006, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc., which Buffalo appealed and which was partially remanded to the District Court. The District Court consolidated this action with three related actions involving other companies (such as Buffalo) accused of infringing CSIRO’s patent. The Company attended a Court-mandated mediation in November 2007 but failed to resolve the litigation. The District Court held a June 26, 2008 claim construction hearing. On August 14, 2008, the District Court issued a claim construction order and denied a motion for summary judgment of invalidity. In December 2008, the parties filed numerous motions for summary judgment concerning, among other things, infringement, validity, and other affirmative defenses. The District Court commenced a jury trial on April 13, 2009 regarding all liability issues for the four consolidated cases. On April 20, 2009, the

Company and CSIRO executed a Memorandum of Understanding (“MOU”) setting forth the terms of a settlement and license agreement between the Company and CSIRO. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company agreed to make a one-time lump sum payment in consideration for a fully paid perpetual license and a covenant not to sue with respect to the ‘069 patent and all foreign counterparts and related patents. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patent, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense of $2.1 million in the three months ended March 29, 2009. Additionally, the Company will allocate $2.9 million of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold.

Wi-Lan Inc. v. NETGEAR

In October 2007, a lawsuit was filed against the Company by Wi-Lan Inc. (“Wi-Lan”), a patent-holding company existing under the laws of Canada, in the U.S. District Court, Eastern District of Texas. Wi-Lan alleges that the Company infringes U.S. Patent Nos. 5,282,222, RE37,802 and 5,956,323. Wi-Lan has accused the Company of infringement with respect to its wireless networking products compliant with the IEEE 802.11 standards and ADSL products compliant with the ITUG.992 standards. Wi-Lan has also sued 21 other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. This action is now in the discovery phase. The District Court has scheduled a September 1, 2010 claim construction hearing, and a January 4, 2011 jury trial.

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Western District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. The District Court held a claim construction hearing on August 15, 2008. On September 10, 2008, the District Court issued a claim construction order. In February 2009, the parties filed numerous motions for summary judgment concerning, among other things, non-infringement, invalidity, and other affirmative defenses. In September 2009, the District Court granted the Company’s motion for summary judgment of non-infringement of the three patents-in-suit. The District Court determined that the Company’s compliance with the 802.11 standard did not necessarily infringe the patents-in-suit and that the plaintiffs did not provide adequate evidence regarding the function of the Company’s products to put the issue of infringement before a jury. In light of the District Court’s determination that the patents-in-suit were not infringed, the District Court declined to address the Company’s summary judgment claims of the invalidity of the patents in question. On October 19, 2009, the Plaintiff’s filed their Notice of Appeal indicating that they will appeal the District Court’s summary judgment rulings to the United States Court of Appeals for the Federal Circuit.

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court for the District of South Carolina. OptimumPath claims that the Company’s wireless networking products infringe on OptimumPath’s U.S. Patent No. 7,035,281. OptimumPath also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32. In March 2009, the District Court granted defendants’ motion to transfer the case to the Northern District of California. In July 2009, the petition to challenge the denial of reexamination of claims 4-7 and 11-32 was denied. The Company and OptimumPath attended a Court-ordered mediation on September 22, 2009 but were unable to make progress towards settlement. This action is now in the discovery phase. The District Court has set a February 17, 2011 claim construction hearing date, and a 10-day jury trial is scheduled to begin on May 23, 2011.

Network-1 Security Solutions, Inc. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Network-1 Security Solutions, Inc. (“Network-1”), a patent-holding company existing under the laws of the State of Delaware, in the U.S. District Court for the Eastern District of Texas. Network-1

alleged that the Company’s power over Ethernet (“PoE”) products infringed its U.S. Patent No. 6,218,930. Network-1 also sued six other companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. In May 2009, without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to make a one-time lump sum payment of $350,000 in consideration for a license to the patent in suit as well as a dismissal with prejudice of the lawsuit. Under the license, the Company will pay future running royalties on certain of its products which will be recognized as a component of cost of revenue as the related products are sold.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court for the Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 and 7,193,562 in the course of deploying Wi-Fi antenna array technology in its products. Ruckus also sued Rayspan Corporation alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the third quarter of 2008. The Company and Rayspan Corporation jointly filed a request for inter partes reexamination of the Ruckus patents with the USPTO on September 4, 2008. On November 28, 2008, a reexamination was ordered with respect to claims 11-17 of U.S. Patent No. 7,193,562, but denied with respect to claims 1-10 and 18-36. On December 17, 2008, the defendants jointly filed a petition to challenge the denial of reexamination of claims 1-10 and 18-36 of U.S. Patent No. 7,193,562. In July 2009, the petition was denied and the remaining claims 11-17 were confirmed. The Company is appealing the confirmation of claims 11-17. On December 2, 2008, reexamination was granted to U.S. Patent No. 7,358,912. In early October 2009, the Company received an Action Closing Prosecution in the reexamination of the 7,358,912 patent. All the claims of the 7,358,912 patent, with the exception of the unchallenged claims 7 and 8, were finally rejected. On October 30, 2009, Ruckus submitted an "after-final" amendment in the 7,358,912 patent reexamination proceeding. Because this amendment was submitted after the Action Closing Prosecution, the amendment is generally not entered if it raises new issues or "necessitates a new search." The Company’s comments to Ruckus’ “after-final” amendment are due on November 30, 2009. The District Court has stayed the litigation pending reexamination of the asserted patents.

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and thirty other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court for the Northern District of Alabama. Northpeak alleges that the Company’s 802.11b compatible products infringe U.S. Patent Nos. 4,977,577 and 5,987,058. The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court for the Northern District of California. In August 2009, the parties to the lawsuit stipulated to a litigation stay pending a reexamination request to the USPTO on the asserted patents. The parties are currently awaiting the USPTO’s decision on whether to grant reexamination on U.S. Patent Nos. 4,977,577 and 5,987,058. No trial date has been set.

Finoc, LLC v. NETGEAR

In February 2009, a lawsuit was filed against the Company and fourteen other companies by Finoc Design Consulting OY (“Finoc”) in the U.S. District Court for the Eastern District of Texas. Finoc alleged that the Company’s wireless DSL gateway products infringe U.S. Patent No. 6,850,560. In June 2009, without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to make a one-time lump sum payment of $82,500 in consideration for a fully paid perpetual license to the patent in suit as well as a dismissal with prejudice by Finoc. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patents, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense in the three months ended June 28, 2009. Additionally, the Company will allocate the balance of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold.

Data Network Storage, LLC v. NETGEAR

In April 2009, a lawsuit was filed against the Company and fourteen other companies by Data Network Storage, LLC (“DNS”) in the U.S. District Court for the Southern District of California. DNS alleges that the Company and the other third parties infringe U.S. Patent No. 6,098,128. In particular, DNS is alleging that several of the Company’s ReadyNAS products infringe upon DNS’s patents. The Company filed its answer to the lawsuit in July 2009 and asserted that DNS’s patents were both invalid and had not been infringed upon by the Company. In September 2009, at a Court-sanctioned early neutral evaluation, the parties were unable to reach an agreement on a settlement, and discovery is in process. The claim construction hearing is scheduled for July 20, 2010, and a trial date has not yet been scheduled.

WIAV Networks, LLC v. NETGEAR

In July 2009, a lawsuit was filed against the Company and over fifty other companies by WIAV Networks, LLC (“WIAV”) in the U.S. District Court for the Eastern District of Texas. WIAV alleges that the Company and the other defendants infringe U.S. Patent Nos. 6,480,497 and 5,400,338. WIAV alleges that the Company’s wireless networking devices, including various routers and gateways, infringe upon WIAV’s patents. The Company filed its answer to the lawsuit in October 2009 and asserted that WIAV’s patents were both invalid and not infringed by the Company. The status conference has not yet been scheduled.

PACid Group, LLC v. NETGEAR

In July 2009, a lawsuit was filed against the Company and thirty other companies by The PACid Group, LLC (“PACid”) in the U.S. District Court for the Eastern District of Texas. PACid alleges that the Company and the other defendants infringe U.S. Patent Nos. 5,963,646 and 6,049,612. PACid alleges that certain unnamed NETGEAR products that use encryption methods infringe upon PACid’s patents. The Company filed its answer to the lawsuit in September 2009 and asserted that PACid’s patents were both invalid and not infringed by the Company. The status conference has not yet been scheduled.

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

In June 2006, the Company received a request for indemnification from Charter and Charter Communications Operating, LLC, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Rembrandt Technologies, L.P. (“Rembrandt”), a patent-holding company. Rembrandt also filed a similar lawsuit in the same jurisdiction against Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP. Rembrandt alleged that products implementing the DOCSIS standard, which are supplied to Charter, Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP by, among others, the Company, infringe various patents held by Rembrandt. In June 2007, the Judicial Panel on Multidistrict Litigation ordered these and other similar patent cases brought by Rembrandt consolidated and transferred to the U.S. District Court for the District of Delaware. In November 2007, the Company along with Motorola, Inc., Cisco Systems, Inc., Scientific-Atlanta, Inc., ARRIS Group, Inc., Thomson, Inc. and Ambit Microsystems, Inc. filed a complaint for declaratory judgment in the U.S. District Court for the District of Delaware against Rembrandt, seeking a declaration that eight asserted Rembrandt patents asserted in the transferred cases are either invalid or not infringed. The District Court held a claim construction hearing on August 5, 2008. On November 29, 2008, the District Court issued its claim construction order. After the District Court’s order, Rembrandt agreed to drop three patents from the case, leaving five patents at issue. The District Court held a mediation on March 3-4, 2009 but the parties were unable to reach a resolution. On July 21, 2009, Rembrandt delivered to the Company and other parties an executed covenant not to sue on any of the eight patents originally in the suit, contending that the execution of the covenant divests the District Court of jurisdiction or renders moot the remaining claims and counterclaims in the action. On July 31, 2009, Rembrandt filed a motion to dismiss the litigation. While Rembrandt’s motion was pending, the defendants filed motions for summary judgment, sanctions, and responses to Rembrandt’s motion to dismiss. In early October 2009, the District Court suspended all further dates for the case while it reviewed the pending motions and case status. On October 23, 2009, the District Court ordered Rembrandt to supplement the covenant not to sue to include any products or services that comply with DOCSIS 1.0, 1.1, 2.0 or 3 and dismissed Rembrandt’s various infringement claims on the eight patents with prejudice. The District Court gave Rembrandt five days to withdraw its motion to dismiss the litigation if it found the District Court’s conditions on dismissal to be unacceptable. Rembrandt did not withdraw its motion to dismiss the litigation. Therefore, Rembrandt’s covenant not to sue, which includes the eight patents and products or services that comply with DOCSIS 1.0, 1.1, 2.0 or 3, has taken effect. The Company and other defendants are reviewing additional strategic and legal alternatives.

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

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and small business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for the three and nine months ended September 27, 2009 and the three and nine months ended September 28, 2008. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

Additionally, the EU has enacted the Restriction of Hazardous Substances Directive (“RoHS Legislation”). The RoHS Legislation, along with similar legislation in China, prohibits the use of certain substances, including mercury and lead, in certain products put on the market after July 1, 2006. The Company believes it has met the requirements of the RoHS Legislation.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which if their employment is terminated without cause, the employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer) and up to 26 weeks (for other key executives). Such employees will continue to have stock options vest for up to a one year period following the termination. If the termination, without cause, occurs within one year of a change in control, such employees are entitled to up to two years acceleration of any unvested portion of his or her stock options.

Leases

The Company leases office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At September 27, 2009, the Company had $80.1 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 27, 2009.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 27, 2009.

13. Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The following table summarizes the valuation of the Company’s financial instruments as of September 27, 2009 and December 31, 2008:

	As of September 27, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$110,673	$110,673	$—	$—
Available-for-sale securities—Treasuries (1)	$74,893	$74,893
Foreign currency forward contracts (2)	289	—	289	—

Total	$185,855	$185,566	$289	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of September 27, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(1,225)	$—	$(1,225)	$—

Total	$(1,225)	$—	$(1,225)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$122,232	$122,232	$—	$—
Available-for-sale securities—Treasuries (1)	10,170	10,170	—	—
Foreign currency forward contracts (2)	1,494	—	1,494	—

Total	$133,896	$132,402	$1,494	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(3,275)	$—	$(3,275)	$—

Total	$(3,275)	$—	$(3,275)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

The Company’s investments in cash equivalents and available for sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. All of the Company’s foreign currency forward contracts are with counterparties that have long-term credit ratings of double-A. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At September 27, 2009 and December 31, 2008, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts.

The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

14. Comprehensive Income and Cumulative Other Comprehensive Income (Loss), Net

The following table sets forth the activity for each component of other comprehensive income (loss), net of related taxes, for the three and nine months ended September 27, 2009 and September 28, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net income	$8,530	$3,103	$1,480	$25,393
Unrealized gains (losses) on derivative instruments	$(118)	$—	$(74)	$—
Unrealized gains (losses) on available-for-sale securities	9	3	(58)	(68)

Other comprehensive income (loss)	$(109)	$3	$(132)	$(68)

Comprehensive income	$8,421	$3,106	$1,348	$25,325

The following table sets forth the components of cumulative other comprehensive income (loss), net of related taxes, as of September 27, 2009 and December 31, 2008 (in thousands):

	September 27, 2009	December 31, 2008
Net unrealized gains (losses) on derivative instruments	$(74)	$—
Net unrealized gains on available-for-sale securities	9	67

Total cumulative other comprehensive income (loss), net of taxes	$(65)	$67

15. Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events. This evaluation was performed through November 6, 2009, the date on which the Company’s financial statements were issued.

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

Overview

We design, develop and market innovative, branded technology products that address the specific networking, storage and security needs of small business and home users. We define a “small business” as a business with fewer than 250 employees. The company offers an end-to-end networking product portfolio to enable users to share internet access, peripherals, files, multimedia content, and applications among multiple computers and other Internet-enabled devices. We are focused on satisfying the ease-of-use, reliability, performance and affordability requirements of these users.

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

Our net revenue decreased 4.6% from the three months ended September 28, 2008 to the three months ended September 27, 2009. The decrease in net revenue was principally attributable to the impact of a stronger U.S. dollar on our foreign currency denominated revenues. The decrease in revenue was also attributable to a decrease in sales of wireless-G products sold to retailers, a slight increase in expected sales returns, and weakening demand for our switch products. Our revenue decline continued to be negatively impacted by the economic downturn. These causes for decreased revenue were partially mitigated by increased sales of wireless-N products sold to retailers and existing service provider customers.

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

Our gross margin decreased to 32.6% for the three months ended September 27, 2009, from 34.7% for the three months ended September 28, 2008. The decrease in gross margin was primarily attributable to the impact of a relatively stronger U.S. dollar on our foreign currency denominated revenues. Gross margins were also impacted by sales declines of our relatively more profitable switch products, as well as higher inbound freight costs. These margin decreases were partially offset by our increased focus on reducing sales incentives that impact net revenue. Operating expenses for the three months ended September 27, 2009 were $41.2 million, or 24.1% of net revenue, compared to $47.6 million, or 26.5% of net revenue, for the three months ended September 28, 2008.

Net income increased $5.4 million to $8.5 million for the three months ended September 27, 2009, from $3.1 million for the three months ended September 28, 2008. This increase was primarily attributable to a decrease in operating expenses of $6.4 million, a decrease in other income (expense), net of $4.4 million, and a decrease in the provision for income taxes of $2.1 million. These decreases were offset by a decrease in gross profit of $6.6 million and a decrease in interest income of $910,000.

Results of Operations

The following table sets forth the unaudited consolidated statements of operations and the percentage change for the three and nine months ended September 27, 2009, with the comparable reporting periods in the preceding year.

	Three Months Ended			Nine Months Ended
	September 27, 2009	Percentage Change	September 28, 2008	September 27, 2009	Percentage Change	September 28, 2008
	(In thousands, except percentage data)			(In thousands, except percentage data)
Net revenue	$171,071	(4.6)%	$179,367	$467,763	(19.6)%	$581,985
Cost of revenue	115,326	(1.5)	117,074	327,827	(15.8)	389,420

Gross profit	55,745	(10.5)	62,293	139,936	(27.3)	192,565

Operating expenses:
Research and development	7,353	(11.1)	8,267	22,202	(13.2)	25,589
Sales and marketing	25,710	(14.9)	30,220	76,076	(19.4)	94,440
General and administrative	8,502	5.6	8,048	24,594	5.8	23,238
Restructuring	104	(89.2)	964	798	(17.2)	964
Litigation reserves, net	(480)	* *	85	2,060	* *	136

Total operating expenses	41,189	(13.4)	47,584	125,730	(12.9)	144,367

Income from operations	14,556	(1.0)	14,709	14,206	(70.5)	48,198
Interest income	66	(93.2)	976	548	(84.5)	3,528
Other income (expense), net	(266)	(94.3)	(4,653)	338	* *	(1,824)

Income before income taxes	14,356	30.1	11,032	15,092	(69.8)	49,902
Provision for income taxes	5,826	(26.5)	7,929	13,612	(44.5)	24,509

Net income	$8,530	174.9%	$3,103	$1,480	(94.2)%	$25,393

**	Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Net revenue	100%	100%	100%	100%

Cost of revenue	67.4	65.3	70.1	66.9

Gross margin	32.6	34.7	29.9	33.1

Operating expenses:
Research and development	4.3	4.6	4.7	4.4
Sales and marketing	15.0	16.9	16.3	16.2
General and administrative	5.0	4.5	5.3	4.0
Restructuring	0.1	0.5	0.2	0.2
Litigation reserves, net	(0.3)	0.0	0.4	0.0

Total operating expenses	24.1	26.5	26.9	24.8

Income from operations	8.5	8.2	3.0	8.3
Interest income	0.0	0.6	0.1	0.6
Other income (expense), net	(0.1)	(2.6)	0.1	(0.3)

Income before income taxes	8.4	6.2	3.2	8.6
Provision for income taxes	3.4	4.5	2.9	4.2

Net income	5.0%	1.7%	0.3%	4.4%

Three Months Ended September 27, 2009 Compared to Three Months Ended September 28, 2008

Net Revenue

	Three Months Ended
	September 27,	Percentage	September 28,
	2009	Change	2008
	(In thousands, except percentage data)
Net revenue	$171,071	(4.6)%	$179,367

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition and net changes in deferred revenue.

Net revenue decreased $8.3 million, or 4.6%, to $171.1 million for the three months ended September 27, 2009, from $179.4 million for the three months ended September 28, 2008. The decrease in net revenue was principally attributable to the impact of a stronger U.S. dollar on our foreign currency denominated revenues. The decrease in revenue was also attributable to a decrease in sales of wireless-G products sold to retailers, a slight increase in expected sales returns, and weakening demand for our switch products. Our revenue decline continued to be negatively impacted by the economic downturn. These causes for decreased revenue were partially mitigated by increased sales of wireless-N products sold to retailers and existing service provider customers.

In the three months ended September 27, 2009, net revenue generated within North America, Europe, the Middle-East and Africa (“EMEA”) and Asia Pacific was 44.1%, 42.4% and 13.5%, respectively, of our total net revenue. The comparable net revenue for the three months ended September 28, 2008 was 41.1%, 45.5% and 13.4%, respectively, of our total net revenue. The percentage change in net revenue compared to the prior year comparable period for North America, EMEA, and Asia Pacific was a 2.3% increase, an 11.1% decrease, and a 4.0% decrease, respectively.

Cost of Revenue and Gross Margin

	Three Months Ended
	September 27,	Percentage	September 28,
	2009	Change	2008
	(In thousands, except percentage data)
Cost of revenue	$115,326	(1.5)%	$117,074
Gross margin percentage	32.6%		34.7%

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

Cost of revenue decreased $1.8 million, or 1.5%, to $115.3 million for the three months ended September 27, 2009, from $117.1 million for the three months ended September 28, 2008. In addition, our gross margin decreased to 32.6% for the three months ended September 27, 2009, from 34.7% for the three months ended September 28, 2008. The decrease in gross margin was primarily attributable to the impact of a relatively stronger U.S. dollar on our foreign currency denominated revenues. Gross margins were also impacted by sales declines of our relatively more profitable switch products, as well as higher inbound freight costs. These margin decreases were partially offset by our increased focus on reducing sales incentives that impact net revenue.

Operating Expenses

Research and Development

	Three Months Ended
	September 27,	Percentage	September 28,
	2009	Change	2008
	(In thousands, except percentage data)
Research and development expense	$7,353	(11.1)%	$8,267
Percentage of net revenue	4.3%		4.6%

Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes and other consulting fees. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to enhance our ability to introduce innovative and easy-to-use products.

Research and development expenses decreased $914,000, or 11.1%, to $7.4 million for the three months ended September 27, 2009, from $8.3 million for the three months ended September 28, 2008. The decrease was primarily attributable to decreased costs of $690,000 related to a reduction in payroll and other employee expenses, including reductions in travel and recruiting-related expenses. Additionally, stock-based compensation expense decreased $362,000.

Sales and Marketing

	Three Months Ended
	September 27, 2009	Percentage Change	September 28, 2008
	(In thousands, except percentage data)
Sales and marketing expense	$25,710	(14.9)%	$30,220
Percentage of net revenue	15.0%		16.9%

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

Sales and marketing expenses decreased $4.5 million, or 14.9%, to $25.7 million for the three months ended September 27, 2009, from $30.2 million for the three months ended September 28, 2008. Of this decrease, $1.6 million was related to a reduction in payroll and other employee expenses primarily attributable to decreased overall sales and marketing headcount, decreased variable compensation and a reduction in travel expenses. Sales and marketing headcount decreased 9%, to 259 employees at September 27, 2009 compared to 285 employees at September 28, 2008. Additionally, marketing expenses and other outside service costs decreased $2.0 million, attributable to reduced marketing campaigns due to decreased sales, as well as cost savings efforts. Furthermore, outbound freight costs decreased $324,000, attributable to our reduction in sales.

General and Administrative

	Three Months Ended
	September 27, 2009	Percentage Change	September 28, 2008
	(In thousands, except percentage data)
General and administrative expense	$8,502	5.6%	$8,048
Percentage of net revenue	5.0%		4.5%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for doubtful accounts and other corporate expenses. In 2009 we expect general and administrative costs to increase slightly as compared to the year ended December 31, 2008.

General and administrative expenses increased $454,000, or 5.6%, to $8.5 million for the three months ended September 27, 2009, from $8.0 million for the three months ended September 28, 2008. We experienced increased fees of about $900,000 for outside legal services primarily due to increased patent litigation defense costs, offset by a decrease of $407,000 for outside professional services, primarily due to decreased use of information technology consulting. Such consulting expenses were relatively higher in the year ago period due to our implementation of new enterprise resource planning software in 2008.

Restructuring

In July 2008, we ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to our new corporate headquarters in San Jose, California. We expensed $964,000 related to this relocation in the three months ended September 28, 2008. In the three months ended September 27, 2009, we agreed to reduce the monthly facility maintenance fees owed us by one sub-lessee. We increased our accrual for restructuring charges by $104,000 in the three months ended September 27, 2009, primarily related to this agreement. For a further discussion of our restructuring expenses, please see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Litigation Reserves

During the three months ended September 27, 2009, we recorded a net benefit to litigation reserves of $480,000 primarily related to a summary judgment received on a particular case ruling in our favor. For a detailed discussion of our litigation matters, please see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), Net

	Three Months Ended
	September 27, 2009	September 28, 2008
	(In thousands)
Interest income	$66	$976
Other income (expense), net	(266)	(4,653)

Total interest income and other income (expense), net	$(200)	$(3,677)

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

Interest income decreased $910,000, or 93.2%, to $66,000 for the three months ended September 27, 2009, from $976,000 for the three months ended September 28, 2008. The decrease in interest income was primarily attributable to a decrease in the average interest rate earned in the three months ended September 27, 2009 as compared to the three months ended September 28, 2008.

Other expense, net, decreased $4.4 million to $266,000 for the three months ended September 27, 2009, from $4.7 million for the three months ended September 28, 2008. The U.S. dollar weakened against the Australian dollar, British pound, and euro during the three months ended September 27, 2009, but our foreign currency hedging program more than offset these movements. The foreign exchange loss in the three months ended September 28, 2008 was due to the strengthening of the U.S. dollar against the Australian dollar, British pound, and euro during that period. Additionally, we did not have a hedging program during that period. For details of our hedging program and related foreign currency contracts, please see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for Income Taxes

The tax provision for the three months ended September 27, 2009 was $5.8 million compared to the tax provision for the three months ended September 28, 2008 of $7.9 million. The decrease in the tax provision for the three months ended September 27, 2009 is primarily caused by a lower annual projected effective tax rate, combined with a decrease from certain discrete tax adjustments booked in the third quarter of fiscal 2008 due to changed forecasts for the prior fiscal year.

Net Income

Net income increased $5.4 million to $8.5 million for the three months ended September 27, 2009, from $3.1 million for the three months ended September 28, 2008. This increase was primarily attributable to a decrease in operating expenses of $6.4 million, a decrease in other income (expense), net of $4.4 million, and a decrease in the provision for income taxes of $2.1 million. These decreases were offset by a decrease in gross profit of $6.6 million and a decrease in interest income of $910,000.

Nine months Ended September 27, 2009 Compared to Nine months Ended September 28, 2008

Net Revenue

	Nine Months Ended
	September 27, 2009	Percentage Change	September 28, 2008
	(In thousands, except percentage data)
Net revenue	$467,763	(19.6)%	$581,985

Net revenue decreased $114.2 million, or 19.6%, to $467.8 million for the nine months ended September 27, 2009, from $582.0 million for the nine months ended September 28, 2008. The decrease in net revenue was principally attributable to lower shipments of our broadband gateway products to traditional resellers and existing service provider customers. The decrease in revenue was also due to a slight increase in sales returns. Additionally, we experienced weakening demand for our switch products. Our revenue decline continued to be negatively impacted by the economic downturn and relatively stronger U.S. dollar. A decrease in sales of wireless-G products was partially mitigated by increased sales of wireless-N products sold to retailers and existing service provider customers.

In the nine months ended September 27, 2009, net revenue generated within North America, EMEA and Asia Pacific was 44.9%, 43.0% and 12.1%, respectively, of our total net revenue. The comparable net revenue for the nine months ended September 28, 2008 was 39.3%, 47.7% and 13.0%, respectively, of our total net revenue. The percentage change in net revenue compared to the prior year comparable period for North America, EMEA, and Asia Pacific was a 8.2% decrease, a 27.5% decrease, and a 25.2% decrease, respectively.

Cost of Revenue and Gross Margin

	Nine Months Ended
	September 27, 2009	Percentage Change	September 28, 2008
	(In thousands, except percentage data)
Cost of revenue	$327,827	(15.8)%	$389,420
Gross margin percentage	29.9%		33.1%

Cost of revenue decreased $61.6 million, or 15.8%, to $327.8 million for the nine months ended September 27, 2009, from $389.4 million for the nine months ended September 28, 2008. In addition, our gross margin decreased to 29.9% for the nine months ended September 27, 2009, from 33.1% for the nine months ended September 28, 2008. The decrease in gross margin was primarily attributable to the impact of a relatively stronger U.S. dollar on our foreign currency denominated revenues. Gross margins were also impacted by sales declines of our relatively more profitable switch products. These margin decreases were partially offset by our increased focus on reducing sales incentives that impact net revenue.

Operating Expenses

Research and Development

	Nine Months Ended
	September 27, 2009	Percentage Change	September 28, 2008
	(In thousands, except percentage data)
Research and development expense	$22,202	(13.2)%	$25,589
Percentage of net revenue	4.7%		4.4%

Research and development expenses decreased $3.4 million, or 13.2%, to $22.2 million for the nine months ended September 27, 2009, from $25.6 million for the nine months ended September 28, 2008. The decrease was primarily attributable to decreased costs of $3.1 million related to a reduction in payroll and other employee expenses, including decreased variable compensation and a reduction in travel expenses. Included in the $3.1 million was a decrease of $686,000 due to acquisition-related contingent compensation earned during the nine months ended September 28, 2008 that did not occur during the nine months ended September 27, 2009. Additionally, stock-based compensation expense decreased $994,000 to $1.5 million for the nine months ended September 27, 2009, from $2.5 million for the nine months ended September 28, 2008. Partially offsetting these decreases was an increase in costs allocated to research and development from other functional expense categories of $800,000, primarily resulting from increased facilities costs and higher information technology costs related to our new enterprise resource planning software.

Sales and Marketing

	Nine Months Ended
	September 27, 2009	Percentage Change	September 28, 2008
	(In thousands, except percentage data)
Sales and marketing expense	$76,076	(19.4)%	$94,440
Percentage of net revenue	16.3%		16.2%

Sales and marketing expenses decreased $18.3 million, or 19.4%, to $76.1 million for the nine months ended September 27, 2009, from $94.4 million for the nine months ended September 28, 2008. Of this decrease, $10.1 million was related to a reduction in payroll and other employee expenses primarily attributable to decreased overall sales and marketing headcount, decreased variable compensation and a reduction in travel expenses. Sales and marketing headcount decreased 9%, to 259 employees at September 27, 2009 compared to 285 employees at September 28, 2008. Additionally, marketing expenses and other outside service costs decreased $6.3 million attributable to reduced marketing campaigns and cost savings efforts. Furthermore, outbound freight costs decreased $2.0 million attributable to our reduction in sales. Partially offsetting these decreases was an increase in costs allocated to sales and marketing from other functional expense categories of $1.8 million, primarily resulting from increased facilities costs.

General and Administrative

	Nine Months Ended
	September 27, 2009	Percentage Change	September 28, 2008
	(In thousands, except percentage data)
General and administrative expense	$24,594	5.8%	$23,238
Percentage of net revenue	5.3%		4.0%

General and administrative expenses increased $1.4 million, or 5.8%, to $24.6 million for the nine months ended September 27, 2009, from $23.2 million for the nine months ended September 28, 2008. The increase was primarily attributable to increased fees of $3.1 million for outside legal and other professional services primarily due to increased patent litigation defense costs. Partially offsetting these increases was a decrease of $895,000 for outside professional services primarily due to decreased information technology consulting. Such consulting expenses were relatively higher in the year ago period due to our implementation of new enterprise resource planning software in 2008. In addition, we experienced a decrease in the provision for doubtful accounts of $554,000 as a result of decreased sales volumes coupled with consistent collections history, as well as a decrease in incentive compensation expense of $595,000.

Restructuring

In July 2008, we ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to our new corporate headquarters in San Jose, California. We expensed $964,000 related to this relocation in the nine months ended September 28, 2008. We initially expected to sublease the majority of this space through the end of the operating leases, the longest of which extends to December 2010. However, in the nine months ended September 27, 2009, a sub-lessee ceased making payments, and we do not expect to find a replacement sub-lessee for the defaulting sub-lessee during the remaining term of the lease. Additionally, we agreed to reduce the monthly facility maintenance fees owed us by another sub-lessee. As a result of these events, we increased our accrual for restructuring charges by $707,000. For a further discussion of our restructuring expenses, please see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Litigation Reserves

During the nine months ended September 27, 2009, we recorded net litigation reserves expense of $2.1 million for estimated costs related to the settlement of various lawsuits filed against us, partially offset by a summary judgment on a particular case ruling in our favor. For a detailed discussion of our litigation matters, please see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), Net

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In thousands)
Interest income	$548	$3,528
Other income (expense), net	338	(1,824)

Total interest income and other income (expense), net	$886	$1,704

Interest income decreased $3.0 million, or 84.5%, to $548,000 for the nine months ended September 27, 2009, from $3.5 million for the nine months ended September 28, 2008. The decrease in interest income was primarily attributable to a decrease in the average interest rate earned in the nine months ended September 27, 2009, as compared to the nine months ended September 28, 2008.

Other income (expense), net increased $2.2 million to income of $338,000 for the nine months ended September 27, 2009, from expense of $1.8 million for the nine months ended September 28, 2008. The U.S. dollar weakened against the Australian dollar, British pound, and euro during the nine months ended September 27, 2009. Our foreign currency hedging program offset most of these movements. The foreign exchange loss in the nine months ended September 28, 2008 was due to the strengthening of the U.S. dollar against the Australian dollar, British pound, and euro during that period. Additionally, we did not have a hedging program during that period. For details of our hedging program and related foreign currency contracts, please see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for Income Taxes

The tax provision for the nine months ended September 27, 2009 was $13.6 million compared to the tax provision for the nine months ended September 28, 2008 of $24.5 million. The decrease in the tax provision for the nine months ended September 27, 2009 is primarily due to the decrease in pre-tax income for the current period, offset by the adverse impact of a loss in a foreign entity that will not give rise to a tax benefit. The loss in the foreign entity results in a bifurcation of the tax provision between the results of the loss entity and the remaining profitable operations. Under this methodology, tax is accrued ratably on the profitable operations based on the income earned during the period while no tax benefit is accrued on the loss.

Net Income

Net income decreased $23.9 million to $1.5 million for the nine months ended September 27, 2009, from $25.4 million for the nine months ended September 28, 2008. This decrease was primarily attributable to a decrease in gross profit of $52.7 million. This decrease was offset by a decrease in operating expenses of $18.7 million and a decrease in provision for income taxes of $10.9 million.

Liquidity and Capital Resources

Our cash and cash equivalents balance decreased from $192.8 million as of December 31, 2008 to $159.6 million as of September 27, 2009. Operating activities during the nine months ended September 27, 2009 provided cash of $32.1 million, compared to $8.4 million provided in the nine months ended September 28, 2008. Investing activities during the nine months ended September 27, 2009 used cash of $67.5 million, primarily due to purchases of short-term investments. During the nine months ended September 27, 2009, financing activities provided cash of $2.2 million, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.

Our days sales outstanding decreased from 81 days as of December 31, 2008 to 66 days as of September 27, 2009 due to our increased focus on collections.

Our accounts payable decreased from $60.1 million at December 31, 2008 to $38.4 million at September 27, 2009. The decrease of $21.7 million is primarily attributable to decreased overall spending and timing of payments.

Inventory decreased by $38.3 million from $112.2 million at December 31, 2008 to $73.9 million at September 27, 2009. In the three months ended September 27, 2009 we experienced annualized ending inventory turns of approximately 6.2, up from approximately 4.0 in the three months ended December 31, 2008. This increase is primarily attributable to our decrease in inventory levels as we reduced levels to support current demand levels for our products.

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At September 27, 2009, we had approximately $80.1 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.

We enter into foreign currency forward-exchange contracts, which typically mature in three to six months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record on the consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our Unaudited Condensed Consolidated Statements of Operations and in our Unaudited Condensed Consolidated Balance Sheet. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other income (expense), net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within cumulative other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.

In October 2008, the Board of Directors approved plans to purchase shares of our common stock in the open market. As of September 27, 2009, we were authorized to purchase up to an additional 4.8 million shares under the share repurchase plan. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on various factors including, but not limited to, such factors as levels of cash generation from operations, cash requirements for acquisitions, and current stock price.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of September 27, 2009 (in thousands):

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	Total
Operating leases	$5,714	$7,923	$6,633	$16,675	$36,945
Purchase obligations	80,150	—	—	—	80,150

	$85,864	$7,923	$6,633	$16,675	$117,095

As of September 27, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of September 27, 2009, the liability for uncertain tax positions, net of federal effect on tax issues, is $14.6 million. The timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. Our critical accounting policies have not materially changed during the nine months ended September 27, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Additionally, our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during the nine months ended September 27, 2009.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. We began using foreign currency forward contract derivatives in the fourth quarter of 2008 to partially offset our business exposure to foreign exchange risk on our foreign currency denominated assets and liabilities. Additionally, in the second quarter of 2009 we began entering into certain foreign currency forward contracts that have been designated as cash-flow hedges under the authoritative guidance for derivatives and hedging to partially offset our business exposure to foreign exchange risk on portions of our anticipated foreign currency revenue, costs of revenue, and certain operating expenses. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the Unaudited Consolidated Statements of Operations, and in cumulative other comprehensive income on the Balance Sheet. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet and anticipated cash flow exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheet and anticipated cash flow exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged exposures. If there was an adverse movement in exchange rates, we might suffer significant losses. See Note 7 of the Notes to Unaudited Consolidated Financial Statements for additional disclosure on our foreign currency contracts, which are hereby incorporated by reference into this Part I, Item 3.

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

A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $42,000 to net income, net of our hedged position, at September 27, 2009. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of September 27, 2009 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the three and nine months ended September 27, 2009, 21.5% and 24.6%, respectively, of total net revenue was denominated in a currency other than the U.S. dollar.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of September 27, 2009.

In our Quarterly Report on Form 10-Q for the three months ended March 29, 2009 filed on May 7, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 29, 2009. In connection with the restatement of our Quarterly Report on Form 10-Q for the three months ended March 29, 2009 filed on July 29, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of March 29, 2009, as a result of a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 27, 2009, we did not maintain effective controls to ensure the accuracy of the provision for income taxes. Specifically, we did not maintain a sufficient complement of tax personnel with the required proficiency to identify, evaluate, review and report complex tax accounting matters. Although the Company has commenced corrective actions to remediate on an ongoing basis the material weakness identified in the Form 10-Q/A for the three months ended March 29, 2009 filed on July 29, 2009, the material weakness continues to exist as of September 27, 2009. The Company’s management, including the CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of September 27, 2009, as a result of a material weakness in our internal control over financial reporting.

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

Management’s Remediation Initiatives

As a result of the material weakness, we continue to review and make changes to improve our internal control over financial reporting, including but not limited to, the hiring of additional personnel having sufficient knowledge and experience in tax to strengthen the controls around the tax provision and the engagement of outside tax specialists to assist us with the preparation and review of the income tax provision, as well as enhancing the review process associated with the preparation of the income tax provision.

Management believes the measures identified address the material weakness in internal control over financial reporting described above. Management has recently engaged outside tax specialists to assist with the preparation and review of the income tax provision. We continue to evaluate our internal control over financial reporting and may in the future modify these measures or implement additional measures.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	litigation involving patent infringement;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products that would adversely impact our margins;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	challenges associated with integrating acquisitions that we make;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	delay or failure of our service provider customers to purchase at the volumes that we forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	our customers’ inability to pay for purchased goods in a timely fashion;

•	bad debt exposure with our existing customers and as we expand into new international markets;

•	unanticipated increase in costs, including air freight, associated with shipping and delivery of our products;

•	our failure to implement and maintain the appropriate internal controls over financial reporting which may result in restatements of our financial statements; and

•	any changes in accounting rules.

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

Our business has been and may continue to be affected by a number of factors that are beyond our control such as general geopolitical, economic and business conditions, conditions in the financial services markets, and changes in the overall demand for networking products. A severe and/or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Uncertainty about current global economic conditions could cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products.

The ongoing economic problems affecting the banking system and financial markets and the continued uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. There could be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the small and medium business market include 3Com, Allied Telesyn, Buffalo, Dell, D-Link, Hewlett-Packard, the Linksys division of Cisco Systems and SonicWALL. Our principal competitors in the home market include Apple, Belkin, D-Link and the Linksys division of Cisco Systems. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Comtrend, Huawei, Motorola, Sagem, Scientific Atlanta—a Cisco company, ZyXEL, Thomson and 2Wire. Other current and potential competitors include numerous local vendors such as Devolo, Siemens and AVM in Europe, Corega and Melco in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers.

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

In July 2009, we announced that we had incorrectly reported our income tax provision for the three months ended March 29, 2009 and, as a result of this error, we restated the financial statements in our quarterly report on Form 10-Q for the three months ended March 29, 2009. The restatement, which related solely to the correction of the income tax provision for the three months ended March 29, 2009, resulted in adjustments related to income taxes in our financial statements. In our previously filed financial statements for the three months ended March 29, 2009, we incorrectly included a particular foreign entity in calculating our estimated annualized tax provision. This foreign entity should not have been included in the calculation because the anticipated losses in that entity would not give rise to tax benefits. While we do not expect that our overall annual estimated tax provision would be affected for the entire year, we made an error in inter-quarter allocations of the tax provision. Material changes to our previously reported financial information occurred as a result of this error.

In connection with this restatement we identified certain control deficiencies relating to the application of applicable accounting literature related to recordation of tax expenses. These deficiencies constituted a material weakness in internal control over financial reporting as of March 29, 2009, which led to items requiring correction in our financial statements and our conclusion to restate such financial statements to correct those items. Specifically, the control deficiencies relate to our failure to correctly apply the authoritative guidance for income taxes in determining the proper allocation of our annualized tax provision.

We cannot be certain that the measures we have taken since this restatement will ensure that restatements will not occur in the future. Execution of restatements like the one described above create a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction. Restatements may also significantly affect our stock price in an adverse manner.

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

We will continue to perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. We concluded that our disclosure controls and procedures were not effective as of March 29, 2009 and continues to be the case as of September 27, 2009 as a result of a material weakness in our internal control over financial reporting, specifically the controls which ensure the accuracy of the provision for income taxes. If we are unable to remediate the noted deficiency or otherwise assert our internal control over financial reporting is effective as of the end of a fiscal year, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price. In addition, successful remediation of the noted deficiency is dependent, among other things, on our ability to hire and retain qualified personnel. Therefore, we cannot be certain that we will be able to successfully remediate our existing material weaknesses or that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

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

We have recently upgraded our financial, demand planning and operational management systems. If we experience problems with the continued deployment and operation of these systems, our business and operations will be adversely affected.

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

We sell a substantial portion of our products through retailers, including Best Buy Co., Inc., and wholesale distributors, including Ingram Micro, Inc. During the three months ended September 27, 2009, sales to Ingram Micro and its affiliates accounted for 12% of our net revenue and sales to Best Buy accounted for 11% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of retailers and wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major retailers or wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our retailers or wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

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

As a result of our acquisitions, we have significant goodwill and amortizable intangible assets recorded on our balance sheet. In addition, significant negative industry or economic trends, such as those that have occurred in the last twelve months, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill or amortizable intangible assets might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill or amortizable intangible assets be determined resulting in an adverse impact on our results of operations.

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

From time to time, we are audited by various federal, state and foreign authorities regarding tax matters. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposure, we maintain a liability for uncertain tax positions in accordance with the authoritative guidance for income taxes. However, if these accrued liabilities and/or reserves are insufficient upon completion of any audit process, there could be an adverse impact on our financial position and results of operations.

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

A misapplication of tax laws and regulations may have an adverse material impact on our ability to accurately report periodic financial information. In July 2009, we announced that we had incorrectly recorded certain tax expenses for the three months ended March 29, 2009 and, as a result of this error, we restated the financial statements in our quarterly report on Form 10-Q for the three months ended March 29, 2009. The error occurred as a result of incorrectly applying the authoritative guidance for income taxes. We cannot be certain that the measures we have taken since this restatement will ensure that restatements will not occur in the future.

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

International sales comprise a significant amount of our overall net revenue. International sales were 60% of overall net revenue in fiscal 2008 and 56% of overall net revenue for the three months ended September 27, 2009. We continue to be committed to growing our international sales. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:

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

We moved into a new corporate headquarters in the third quarter of 2008. If we cannot effectively manage the remaining lease term of our old facilities, then we will be forced to take additional charges related to such facilities.

We moved into our new corporate headquarters in the third quarter of 2008. The existing lease on our former Santa Clara corporate headquarters does not expire until the end of 2010. We have subleased a portion of this facility and taken a restructuring charge for the balance of the lease costs. In the three months ended June 28, 2009, one of our sub-lessees was unable to meet its rental obligation to us, and we were required to take a restructuring charge to increase our liability for remaining lease costs. We have yet to find a replacement tenant for the defaulting sub-lessee and in the current real estate market, we may not be able to do so in the near future, if at all. If any additional sub-lessee moves out or is unable to meet its obligations to us, we would have to record an additional charge associated with such excess space. Additionally, in the three months ended September 27, 2009, the Company agreed to reduce the monthly facility maintenance fees owed to the Company by another sub-lessee resulting in an increase of the accrual for restructuring charges relating to the lease.

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

Although we have not recognized any material losses on our cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments with both domestic and international financial institutions. If these financial institutions default on their obligations or their credit ratings are negatively impacted by liquidity issues, credit deterioration or losses, financial results, or other factors, the value of our cash equivalents and short-term investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.56#	Amendment #2 to Employment Agreement, dated September 21, 2009, between the registrant and Christine Gorjanc (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 21, 2009 with the Securities and Exchange Commission)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

#	Indicates Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant

/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 6, 2009

Exhibit Index

Exhibit Number	Description

10.56#	Amendment #2 to Employment Agreement, dated September 21, 2009, between the registrant and Christine Gorjanc (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 21, 2009 with the Securities and Exchange Commission)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

#	Indicates Management contract or compensatory plan or arrangement