Form 10-K
period 2009-12-31
NETGEAR, INC
filed 2010-03-01
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 26, 2009 was approximately $345.4 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 26, 2009 (the last business day of the Registrant’s most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director and each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 34,881,827 shares as of February 16, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

General

We design, develop and market networking products for home users and for small business, which we define as a business with fewer than 250 employees. We are focused on satisfying the ease-of-use, quality, reliability, performance and affordability requirements of these users. Our product offerings enable users to connect and communicate across local area networks, or LANs, and the World Wide Web and share internet access, peripherals, files, digital multimedia content and applications among multiple networked devices and other internet-enabled devices. We sell our products through multiple sales channels worldwide, which includes traditional retailers, online retailers, wholesale distributors, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers. A discussion of factors potentially affecting our operations is set forth in “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

Wholesale Distribution. Our distribution channel supplies our products to retailers, e-commerce resellers, Direct Market Resellers and Value Added Resellers. We sell directly to our distributors, the largest of which are Ingram Micro, Inc., and Tech Data Corporation.

Retailers. Our retail channel primarily supplies products that are sold into the home market. We sell directly to, or enter into consignment arrangements with, a number of our traditional retailers. The remaining traditional retailers, as well as our online retailers, are fulfilled through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, in-store promotions and demonstrations, instant rebate programs, event sponsorship and sales associate training, as well as establishing “store within a store” websites and banner advertising.

DMRs and VARs. We primarily sell into the small business marketplace through an extensive network of DMRs (Direct Market Resellers) and VARs (Value Added Resellers). Our DMRs include companies such as CDW and Insight. VARs include our network of registered Powershift Partners, and resellers that are not registered in our Powershift partner program. DMRs and VARs may receive sales incentives, marketing support and other program benefits from us. Our DMRs and VARs generally purchase our products through our wholesale distributors.

Broadband Service Providers. We also supply our products directly to broadband service providers in the United States and internationally. Service Providers supply our products to their small business and home subscribers.

We derive the majority of our net revenue from international sales. International sales as a percentage of net revenue decreased from 60% in 2008 to 54% in 2009. The table below sets forth our net revenue by major geographic region.

	2009	Percentage Change	2008	Percentage Change	2007
	(In thousands, except percentage data)
United States	$314,392	6%	$297,641	9%	$273,695
EMEA	292,182	(17%)	354,058	(7%)	380,354
Asia Pacific and rest of world	80,021	(13%)	91,645	24%	73,738

	$686,595	(8%)	$743,344	2%	$727,787

Net revenues from significant customers as a percentage of our total net revenues for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007
Ingram Micro, Inc.	11%	14%	17%
Best Buy Co., Inc.	11%	8%	7%
Tech Data Corporation	8%	11%	14%

Product Offerings

Our product line consists of wired and wireless devices that enable Ethernet networking, broadband access, network connectivity, network storage and security appliances. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold.

Small business networking. These products include:

•	Ethernet switches, which are multiple port devices used to network PCs and peripherals via Ethernet wiring;

•	Wireless controllers, which are devices used to manage and control multiple WiFi base stations which in turn provide WiFi connections to PCs and peripherals;

•	Internet Security Appliances, which provide internet access through capabilities such as anti-virus and anti-spam; and

•	network attached storage, which enables file sharing among multiple PCs and other networked devices over a local area network.

Broadband Access. Broadband is a transmission medium capable of moving more digital content over public high speed networks than traditional low speed telephone lines. Products that enable broadband access include:

•	routers, which connect the home or office networks to the internet via broadband modems;

•	gateways, which are routers with integrated modems, for internet access;

•	IP telephony products, used for transmitting voice communications over a network; and

•	Media servers, which store files and multimedia content for access by PCs, laptops, smart phones and other internet enabled devices.

Network Connectivity. Products that enable network connectivity and resource sharing include:

•	wireless access points, which provide a wireless link between a wired network and wireless devices;

•	wireless network interface cards and adapters, which enable devices to be connected to the network wirelessly;

•	Ethernet network interface cards and adapters, which enable devices to be connected to the network over Ethernet wiring;

•	media adapters, which connect non PC entertainment devices such as TVs, audio players, and game consoles to a network;

•	powerline adapters and bridges, which enable devices to be connected to the network over existing electrical wiring; and

•	MoCA adapters and bridges, which enable devices to be connected to the network over existing coaxial wiring.

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

Our products that target the small business market are designed with an industrial appearance, including metal cases, and for some product categories, the ability to mount the product within standard data networking racks. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a small business user. For example, we offer data transfer rates up to ten Gigabits per second for our business products to meet the higher capacity requirements of business users. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. Security requirements within our products for small business broadband access include firewall, virtual private network and content threat management capabilities that allow for secure interactions between remote offices and business headquarter locations over the internet. Our connectivity product offerings for the small business market include enhanced security and remote configurability often required in a business setting. Our ReadyNAS® family of network attached storage products implements redundant array of independent disks data protection, enabling small businesses to store and protect critical data easily, efficiently and intelligently.

Our products for the home user are designed with pleasing visual and physical aesthetics that are more desirable in a home environment. Our connectivity offerings for use in the home are generally at a lower price than higher security and configurability wireless offerings for the small business market. Our products for facilitating broadband access in the home are available with features such as parental control capabilities and firewall security, to allow for safer, more controlled internet usage in families with children. Our broadband products designed for the home market also contain installation software that guides a less sophisticated user through the installation process with their broadband service provider, using a graphical user interface and simple point and click operations. Our connectivity product offerings for the home include powerline and MoCA data transmission modes which allow home users to take advantage of their existing electrical or coaxial wiring infrastructure for transmitting data among network components.

Competition

The small business and home networking markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•

within the small business networking market, companies such as 3Com Corporation, Allied Telesyn International, Buffalo, Inc., Dell Computer Corporation, D-Link, Hewlett-Packard Company, the Linksys division of Cisco Systems, Inc., Fortinet, Inc., SonicWALL, Inc., and WatchGuard; and

•	within the home networking market, companies such as Apple Inc., Belkin Corporation, D-Link, and the Linksys division of Cisco Systems.

Other current competitors include numerous local vendors such as Devolo, LEA and AVM in Europe, Corega International SA and Melco, Inc. in Japan and TP-Link in China, and broadband equipment suppliers such as Actiontec Electronics, Inc., ARRIS Group, Inc., Comtrend Corporation, Huawei Technologies Co. Ltd., Motorola, Inc., Sagem Corporation, Scientific Atlanta—a Cisco company, Thomson Corporation and 2Wire, Inc. Our potential competitors include consumer electronics vendors and telecommunications equipment vendors who could integrate networking capabilities into their line of products, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers.

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

Research and Development

As of December 31, 2009, we had 149 employees engaged in research and development. We believe that our success depends on our ability to develop products that meet changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate new third party technologies, develop new in-house technologies, and develop and test new products. Our research and development employees work closely with our technology and manufacturing partners to bring our products to market in a timely, high quality and cost-efficient manner.

We identify, qualify or self-develop new technologies, and we work closely with our various technology suppliers and manufacturing partners to develop products using one or more of the development methodologies described below.

ODM. Under the original design manufacturer, or ODM, methodology, which we use for most of our product development activities, we define the product concept and specification and recommend the technology selection. We then coordinate with our technology suppliers while they develop the chipsets, software and detailed circuit designs. On certain new products, one or more subsystems of the design can be done in-house and then integrated in with the remaining design pieces from the ODM. Once prototypes are completed, we work with our partners to complete the debugging and systems integration and testing. After completion of the final tests, agency approvals and product documentation, the product is released for production.

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

Our internal research and development efforts focus on developing and improving the usability, reliability, functionality, cost and performance of our products. Our total research and development expenses were $30.1 million in 2009, $33.8 million in 2008 and $28.1 million in 2007.

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

We currently outsource warehousing and distribution logistics to four third-party providers who are responsible for warehousing, distribution logistics and order fulfillment. In addition, these parties are also responsible for some configuration and re-packaging of our products including bundling components to form kits, inserting appropriate documentation, disk drive configuration, and adding power adapters. APL Logistics Americas, Ltd. in City of Industry, California serves the Americas region, Kerry Logistics Ltd. in Hong Kong serves the Asia Pacific region, and DSV Solutions B.V. and ModusLink BV in the Netherlands serve the Europe, Middle-East and Africa, or EMEA, region.

Sales and Marketing

As of December 31, 2009, we had 268 employees engaged in sales and marketing. We work directly with our customers on market development activities, such as co-advertising, in-store promotions and demonstrations, instant rebate programs, event sponsorship and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our product marketing and corporate marketing groups.

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

We conduct most of our international sales and marketing operations through wholly-owned subsidiaries which operate via sales and marketing subsidiaries and branch offices worldwide.

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

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark and trade secret and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold four issued patents that expire between years 2023 and 2026 and currently have a number of pending United States patent applications related to technology and products offered by us. In addition, we rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products in the United States and internationally, including NETGEAR, the NETGEAR logo, NETGEAR Green, NETGEAR Digital Entertainer, Genie, Readyshare, Neo Pix, Neo TV, Net-Doctor, NETGEAR Stora, the NETGEAR Stora logo, the NETGEAR Digital Entertainer logo, the Gear Guy logo, Connect with Innovation, Everybody’s connecting, IntelliFi, ProSafe, RangeMax, ReadyNAS, Smart Wizard, ProSecure, the ProSecure logo, Push2TV, and X-RAID. We have registered a number of internet domain names that we use for electronic interaction with our customers including dissemination of product information, marketing programs, product registration, sales activities, and other commercial uses.

Employees

As of December 31, 2009, we had 586 full-time employees, with 268 in sales, marketing and technical support, 149 in research and development, 71 in operations, and 98 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Website Posting of SEC Filings

Our website provides a link to our SEC filings, which are available on the same day such filings are made. The specific location on the website where these reports can be found is http://investor.netgear.com/sec.cfm. Our website also provides a link to Section 16 filings which are available on the same day as such filings are made.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. Any of the following risks could materially adversely affect our business operations, results of operations and financial condition and could result in a significant decline in our stock price. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section. This section should be read in conjunction with the consolidated financial statements and accompanying notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	litigation involving patent infringement;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	slow or negative growth in the networking product, personal computer, internet infrastructure, home electronics and related technology markets, as well as decreased demand for internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand;

•	component supply constraints from our vendors;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products that would adversely impact our margins;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	epidemic or widespread failure in one or more of our products;

•	unanticipated safety issue involving one or more of our products;

•	challenges associated with integrating acquisitions that we make;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	delay or failure of our service provider customers to purchase at the volumes that we forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	our customers’ inability to pay for purchased goods in a timely fashion;

•	bad debt exposure with our existing customers and as we expand into new international markets;

•	unanticipated increase in costs, including air freight, associated with shipping and delivery of our products;

•	our failure to implement and maintain the appropriate internal controls over financial reporting which may result in restatements of our financial statements; and

•	any changes in accounting rules.

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

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the small and medium business market include 3Com, Allied Telesyn, Buffalo, Dell, D-Link, Fortinet, Inc., Hewlett-Packard, the Linksys division of Cisco Systems, SonicWALL, WatchGuard. Our principal competitors in the home market include Apple, Belkin, D-Link and the Linksys division of Cisco Systems. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Comtrend, Huawei, Motorola, Sagem, Scientific Atlanta-a Cisco company, ZyXEL, Thomson and 2Wire. Other current and potential competitors include numerous local vendors such as Devolo, LEA and AVM in Europe, Corega and Melco in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers.

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

We derive a significant portion of our revenue from international operations. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws, and changes in the value of the U.S. dollar versus local currencies. Margins on sales of our products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations. Additionally, certain foreign countries have complex regulatory requirements as conditions of doing business. Meeting these requirements may increase our operating expenses as we expand internationally.

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

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose market share. For example, component shortages in the fourth quarter of 2009 limited our ability to supply all the worldwide demand for our products and our revenue was affected.

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

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our results of operations, financial position and cash flows. Although a portion of our international sales are currently invoiced in United States dollars, we have implemented and continue to implement for certain countries and customers both invoicing and payment in foreign currencies. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales in Europe, Japan and Australia as well as our global operations, and non-U.S. dollar denominated operating expenses and certain assets and liabilities. In addition, weaknesses in foreign currencies for U.S. dollar denominated sales could adversely affect demand for our products. Conversely, a strengthening in foreign currencies against the U.S. dollar could increase foreign currency denominated costs. As a result we may attempt to renegotiate pricing of existing contracts or request payment to be made in U.S. dollars. We cannot be sure that our customers would agree to renegotiate along these lines. This could result in customers eventually terminating contracts with us or in our decision to terminate certain contracts, which would adversely affect our sales.

We implemented a hedging program in November 2008 to hedge exposures to fluctuations in foreign currency exchange rates as a response to the risks of changes in the value of foreign currency denominated assets and liabilities. We may enter into foreign currency forward contracts or other instruments, the majority of which mature within approximately five months. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. In addition, in the second fiscal quarter of 2009, we commenced implementation of a hedging program to reduce the impact of volatile exchange rates on net revenues, gross profit and operating profit for limited periods of time. However, the use of such hedging activities may not offset more than a portion of the adverse financial effect resulting from unfavorable movements in foreign exchange rates.

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

Changes in tax rates, adverse changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

Factors that could materially affect our future effective tax rates include but are not limited to:

•	Changes in the regulatory environment;

•	Changes in accounting and tax standards or practices;

•	Changes in the composition of operating income by tax jurisdiction; and

•	Our operating results before taxes.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Recently announced proposals for new US tax legislation proposed by President Obama’s administration could also adversely affect our tax rate if adopted.

We are also subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities, including state revenue agencies and foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. Any such disagreements may affect our profitability.

We have had to restate our historical financial statements.

In July 2009, we announced that we had incorrectly reported our income tax provision for the three months ended March 29, 2009 and, as a result of this error, we restated the financial statements in our quarterly report on Form 10-Q for the three months ended March 29, 2009. The restatement, which related solely to the correction of the income tax provision for the three months ended March 29, 2009, resulted in adjustments related to income taxes in our financial statements. In our previously filed financial statements for the three months ended March 29, 2009, we incorrectly included a particular foreign entity in calculating our estimated annualized tax provision. This foreign entity should not have been included in the calculation because the anticipated losses in that entity would not give rise to tax benefits. While our overall annual tax provision was not be affected for the entire year, we made an error in inter-quarter allocations of the tax provision. Material changes to our previously reported financial information occurred as a result of this error.

In connection with this restatement we identified certain control deficiencies relating to the application of applicable accounting literature related to recordation of tax expenses. These deficiencies constituted a material weakness in internal control over financial reporting as of March 29, 2009, which led to items requiring correction in our financial statements and our conclusion to restate such financial statements to correct those items. Specifically, the control deficiencies related to our failure to correctly apply the authoritative guidance for income taxes in determining the proper allocation of our annualized tax provision.

Although this material weakness has been remediated by December 31, 2009, we cannot be certain that the measures we have taken since this restatement will ensure that restatements will not occur in the future. Execution of restatements like the one described above create a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction. Restatements may also significantly affect our stock price in an adverse manner.

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

During the second quarter of fiscal 2009, in connection with the restatement of our previously issued financial statements for the period ended March 29, 2009, and our assessment of our disclosure controls and procedures, management concluded that as of March 29, 2009, our disclosure controls and procedures were not effective and that we had a material weakness in internal control over financial reporting. The material weakness related to the accounting for income taxes. Specifically, we did not maintain a sufficient complement of tax personnel with the required proficiency to identify, evaluate, review, and report complex tax accounting matters. In order to remediate the material weakness, we hired additional personnel in the tax department with sufficient knowledge and experience in tax to strengthen the controls around the tax provision. We also engaged tax specialists to assist us in the preparation and review of the income tax provision. As a result of these actions, management has concluded that we have remediated the material weakness related to income taxes as of December 31, 2009.

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

We are subject to numerous governmental regulations concerning the manufacturing and use of our products. We must stay in compliance with all such regulations and any future regulations. Any failure to comply with such regulations, and the unanticipated costs of complying with future regulations, may adversely affect our business, financial condition and results of operations.

We manufacture and sell products which contain electronic components, and as such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. An example of a regulated material is the use of lead in electronic components. We maintain compliance with all current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where future regulations may be enacted which could increase our cost of the components that we utilize. While we do not currently know of any proposed regulation regarding components in our products, which would have a material impact on our business, if there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that would have a material adverse impact on our business, financial condition and results of operations.

Our manufacturing process is also subject to numerous governmental regulations, which cover both the use of various materials as well as environmental concerns. We maintain compliance with all current government regulations concerning our production processes, for all locations in which we operate. Since we operate on a global basis, this is also a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where future regulations may be enacted which could increase our cost of manufacture. One area which has a large number of potential changes in regulations is the environmental area. Environmental areas such as pollution and climate change have had significant legislative and regulatory efforts on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. While future changes in regulations appears likely, we are currently unable to predict how any such changes will impact us and if such impacts will be material to our business. If there is a new law or regulation that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse affect on our business, financial condition and results of operations.

We are currently involved in various litigation matters and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These include third parties who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report, which information is incorporated into this Item 1A by reference. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims.

Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end-user. For example, in January 2008, we announced a voluntary recall of the XE103 Powerline Ethernet Adapter made for Europe and other countries using 220-240 volt power sources and sold individually or in a bundled kit. In addition, certain of our contracts include epidemic failure clauses. If invoked, these clauses may entitle the customer to return for replacement or obtain credits for products and inventory, as well as terminate an existing contract and cancel future purchase orders. In such instances, we may also be obligated to cover significant costs incurred by the customer associated with the consequences of such epidemic failure, including freight and transportation required for product replacement. Costs or payments we make in connection with an epidemic failure may materially adversely affect our results of operations and financial condition. If our products contain defects or errors, or are found to be noncompliant with industry standards, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. In addition, our reputation and brand could be damaged, and we could face legal claims regarding our products. A product liability or other claim could result in negative publicity and harm our reputation, resulting in unexpected expenses and adversely impact our operating results. For instance, if a third party were able to successfully overcome the security measures in our products, such a person or entity could misappropriate customer data, third party data stored by our customers and other information, including intellectual property. In addition, the operations of our end-user customers may be interrupted. If that happens, affected end-users or others may file actions against us alleging product liability, tort, or breach of warranty claims.

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

All of our products are manufactured, assembled, tested and generally packaged by a limited number of original design manufacturers (“ODMs”), contract manufacturers (“CMs”) and original equipment manufacturers (“OEMs”). We rely on our manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third party manufacturers. Some of these third party manufacturers produce products for our competitors. Due to weak economic conditions, the viability of some of these third party manufacturers may be at risk. The loss of the services of any of our primary third party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming.

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

Specifically, substantially all of our manufacturing occurs in mainland China and any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our ODMs to manufacture our products. If our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly harmed. Further, if the ODMs, CMs and OEMs fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, especially in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. Since September 11, 2001, the rate of inspection of international freight by governmental entities has substantially increased, and has become increasingly unpredictable. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, including in the fourth quarter of 2009, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories and to bring new product introductions to market quickly. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

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

We sell a substantial portion of our products through broadband service providers worldwide. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. These challenges include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and our general inexperience in selling to service providers. Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. In certain cases, we may commit to fixed price long term purchase orders, with such orders priced in foreign currencies which could lose value over time in the event of adverse changes in foreign exchange rates. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin expectations for a particular period of time and therefore adversely affect our stock price. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen a slowdown in capital expenditures by certain of our service provider customers, and believe there may be potential for a similar slowdown in certain other service provider customers in the next few quarters. Any slowdown in the general economy, over capacity, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.

As part of growing our business, we have made and expect to continue to make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business and operating results could be harmed and our stock price could decline.

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

Our future success depends in large part upon the continued services of our key technical, sales, marketing and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of the small business and home markets. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long term succession plan. As a result, if we suffer the loss of services of any key executive, our long term business results may be harmed. In addition, because we do not have a formal long term succession plan, we may not be able to have the proper personnel in place to effectively execute our long term business strategy if Patrick Lo or other key personnel retire, resign or are otherwise terminated.

We rely on a limited number of retailers and wholesale distributors for most of our sales, and if they refuse to pay our requested prices or reduce their level of purchases, our net revenue could decline.

We sell a substantial portion of our products through retailers, including Best Buy Co., Inc., and wholesale distributors, including Ingram Micro, Inc. During the year ended December 31, 2009, sales to Ingram Micro and its affiliates accounted for 11% of our net revenue and sales to Best Buy accounted for 11% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of retailers and wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major retailers or wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our retailers or wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

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

We also utilize third party software development companies to develop, customize, maintain and support software that is incorporated into our products. If these companies fail to timely deliver or continuously maintain and support the software that we require of them, we may experience delays in releasing new products or difficulties with supporting existing products and customers. In addition, if these third parties licensors fail, then we may be unable to continue to sell products that incorporate the licensed technologies and we may be unable to continue to maintain and support these products.

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

International sales comprise a significant amount of our overall net revenue. International sales were 54% of overall net revenue in fiscal 2009. We continue to be committed to growing our international sales. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:

•	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	exchange rate fluctuations;

•	increased difficulty in managing inventory;

•	delayed revenue recognition;

•	less effective protection of intellectual property;

•

stringent consumer protection and product compliance regulations, including but not limited to the Restriction of Hazardous Substances directive, the Waste Electrical and Electronic Equipment directive and the recently enacted Ecodesign directive (EuP) in Europe, that may vary from country to country and that are costly to comply with;

•	difficulties and costs of staffing and managing foreign operations; and

•	changes in local tax laws.

We are required to comply with local environmental legislation and our customers rely on this compliance in order to sell our products. If our customers do not agree with our interpretations and requirements of new legislation, such as the European Ecodesign directive (EuP), they may cease to order our products and our revenue would be harmed.

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

For example, we have invested, and will continue to invest, significant capital and human resources in the design and enhancement of our financial and enterprise resource planning systems, which may be disruptive to our underlying business. We depend on these systems in order to timely and accurately process and report key components of our results of operations, financial position and cash flows. If the systems fail to operate appropriately or we experience any disruptions or delays in enhancing their functionality to meet current business requirements, our ability to fulfill customer orders, bill and track our customers, fulfill contractual obligations, accurately report our financials and otherwise run our business could be adversely affected. Even if we do not encounter these adverse effects, the enhancement of systems may be much more costly than we anticipated. If we are unable to continue to enhance our information technology systems as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

We moved into our new corporate headquarters in the third quarter of 2008. The existing lease on our former Santa Clara corporate headquarters does not expire until the end of 2010. We have subleased a portion of this facility and taken a restructuring charge for the balance of the lease costs. In the second quarter of 2009, one of our sub-lessees was unable to meet its rental obligation to us, and we were required to take a restructuring charge to increase our liability for remaining lease costs. We have yet to find a replacement tenant for the defaulting sub-lessee and in the current real estate market, we may not be able to do so in the near future, if at all. Additionally, in the third quarter of 2009, we agreed to reduce the monthly facility maintenance fees owed to us by another sub-lessee resulting in an increase of the accrual for restructuring charges related to the lease. If any additional sub-lessee moves out or is unable to meet its obligations to us, we would have to record an additional charge associated with such excess space.

We depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.

The loss of recurring orders from any of our more significant customers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-

effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins.

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

Further, our revenue may be impacted by significant one-time purchases which are not contemplated to be repeatable. While such purchases are reflected in our financial statements, we do not rely on and do not forecast for continued significant one-time purchases. As a result, lack of repeatable one-time purchases will adversely affect our revenue.

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

Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease entered into in February 2006 and expiring in December 2026. Our international sales personnel reside in local sales offices or home offices in Austria, Australia, Brazil, China, Czech Republic, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, New Zealand, Poland, Russia, Singapore, Spain, Sweden, Switzerland, the Netherlands, the United Arab Emirates, and the United Kingdom. We also have operations personnel using a leased facility in Hong Kong. We also maintain research and development facilities in Beijing, Guangzhou, Nanjing, and Shanghai, China, and in Taipei, Taiwan. From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth.

We use third parties to provide warehousing services to us, consisting of facilities in Southern California, Hong Kong and the Netherlands.

Item 3.	Legal Proceedings

The information set forth under Note 9 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K.

Item 4.	Reserved

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers (who are subject to Section 16 of the Securities Exchange Act of 1934) as of February 16, 2010.

Name	Age	Position
Patrick C.S. Lo	53	Chairman and Chief Executive Officer
Mark G. Merrill	55	Chief Technology Officer
Michael F. Falcon	53	Senior Vice President of Operations
Christine M. Gorjanc	53	Chief Financial Officer
Andrew W. Kim	39	Vice President, Legal and Corporate Development, Corporate Secretary
Charles T. Olson	54	Senior Vice President of Engineering
David Soares	43	Senior Vice President of Worldwide Sales
Michael A. Werdann	41	Vice President of Americas Sales

Patrick C.S. Lo is our co-founder and has served as our Chairman and Chief Executive Officer since March 2002. Patrick founded NETGEAR with Mark G. Merrill with the singular vision of providing the appliances to enable everyone in the world to connect to the high speed internet for information, communication, business transactions, education, and entertainment. From 1983 until 1995, Mr. Lo worked at Hewlett-Packard Company, where he served in various management positions in sales, technical support, product management, and marketing in the U.S. and Asia. Mr. Lo received a B.S. degree in electrical engineering from Brown University.

Mark G. Merrill is our co-founder and has served as our Chief Technology Officer since January 2003. From September 1999 to January 2003, he served as Vice President of Engineering and served as Director of Engineering from September 1995 to September 1999. From 1987 to 1995, Mr. Merrill worked at SynOptics Communications, a local area networking company, which later merged with Wellfleet to become Bay Networks, where his responsibilities included system design and analog implementations for SynOptics’ first 10BASE-T products. Mr. Merrill received both a B.S. degree and an M.S. degree in Electrical Engineering from Stanford University.

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

Andrew W. Kim has served as our Vice President, Legal and Corporate Development and Corporate Secretary since October 2008 and as our Associate General Counsel since March 2008. Prior to joining NETGEAR, Mr. Kim served as Special Counsel in the Corporate and Securities Department of Wilson Sonsini Goodrich & Rosati, where he represented public and private technology companies in a wide range of matters, including mergers and acquisitions, debt and equity financing arrangements, securities law compliance and corporate governance. In between two terms at Wilson Sonsini Goodrich & Rosati, he served as Partner in the Business and Finance Department of Schwartz Cooper Chartered in Chicago, Illinois, and was an Adjunct Professor of Entrepreneurship at the Illinois Institute of Technology. Mr. Kim holds a J.D. from Cornell Law School, and received a B.A. degree in history from Yale University.

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

Fiscal Year Ended December 31, 2008	High	Low
First Quarter	$34.92	$18.58
Second Quarter	20.68	13.80
Third Quarter	17.50	12.41
Fourth Quarter	15.17	8.21

Fiscal Year Ended December 31, 2009	High	Low
First Quarter	$12.61	$8.57
Second Quarter	16.49	11.15
Third Quarter	19.74	13.45
Fourth Quarter	22.43	17.10

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 about our common stock that may be issued upon the exercise of options and rights granted to employees or members of our Board of Directors under all existing equity compensation plans, including the 2000 Plan (which was terminated as to new grants in May 2003), the 2003 Stock Plan, the 2006 Long Term Incentive Plan and the 2003 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,907,050	(1)	$18.77	1,882,989	(2)
Equity compensation plans not approved by security holders	—		$—	—

Total	4,907,050		$18.77	1,882,989

(1)	Includes 1,228,546 shares outstanding under the 2003 Plan, 3,678,504 shares outstanding under the 2006 Plan and no outstanding shares under the 2003 Employee Stock Purchase Plan.
(2)	Includes 249,451 shares available for issuance under the 2003 Plan, 1,058,274 shares available for issuance under the 2006 Plan and 575,264 shares available for issuance under the 2003 Employee Stock Purchase Plan.

Company Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from December 31, 2004 through December 31, 2009 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
NETGEAR, Inc.	$100.00	$106.00	$144.55	$196.42	$62.83	$119.44
NASDAQ Computer Index	$100.00	$102.75	$109.07	$132.90	$70.85	$121.03
NASDAQ Composite Index	$100.00	$101.37	$111.03	$121.92	$72.49	$104.31

Holders of Common Stock

On February 16, 2010, there were 34 stockholders of record.

The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009-January 31, 2009	15,923	$11.76	—	4,831,220
February 1, 2009-February 28, 2009	—	—	—	4,831,220
March 1, 2009-March 31, 2009	—	—	—	4,831,220
April 1, 2009-April 30, 2009	—	—	—	4,831,220
May 1, 2009-May 31, 2009	3,286	13.39	—	4,831,220
June 1, 2009-June 30, 2009	—	—	—	4,831,220
July 1, 2009-July 31, 2009	—	—	—	4,831,220
August 1, 2009-August 31, 2009	—	—	—	4,831,220
September 1, 2009-September 30, 2009	—	—	—	4,831,220
October 1, 2009-October 31, 2009	2,235	18.30	—	4,831,220
November 1, 2009-November 30, 2009	—	—	—	4,831,220
December 1, 2009-December 31, 2009	459	21.62	—	4,831,220

	21,903	$12.88	—

On October 21, 2008, our Board of Directors authorized management to repurchase up to 6,000,000 shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and our share price. During the year ended December 31, 2009, we did not repurchase any shares of common stock under this repurchase authorization. However, we repurchased approximately 22,000 shares or $282,000 of common stock related to the lapse of restricted stock units during the year ended December 31, 2009.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with, the consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

We derived the selected consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009 and 2008 from our audited consolidated financial statements appearing elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005 from our audited consolidated financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$686,595	$743,344	$727,787	$573,570	$449,610
Cost of revenue(2)	480,195	502,320	485,180	379,911	297,911

Gross profit	206,400	241,024	242,607	193,659	151,699

Operating expenses:
Research and development(2)	30,056	33,773	28,070	18,443	12,837
Sales and marketing(2)	106,162	121,687	117,938	91,881	71,345
General and administrative(2)	32,727	31,733	27,220	20,905	14,559
Restructuring	809	1,929	—	—	—
In-process research and development	—	1,800	4,100	2,900	—
Technology license arrangements	2,500	—	—	—	—
Litigation reserves, net	2,080	711	167	—	802

Total operating expenses	174,334	191,633	177,495	134,129	99,543

Income from operations	32,066	49,391	65,112	59,530	52,156
Interest income, net	629	4,336	8,426	6,974	4,104
Other income (expense), net	(128)	(8,384)	3,298	2,495	(1,770)

Income before income taxes	32,567	45,343	76,836	68,999	54,490
Provision for income taxes	23,234	27,293	30,882	27,867	20,867

Net income	$9,333	$18,050	$45,954	$41,132	$33,623

Net income per share:
Basic(1)	$0.27	$0.51	$1.32	$1.23	$1.04

Diluted(1)	$0.27	$0.51	$1.28	$1.19	$0.99

(1)	Information regarding calculation of per share data is described in Note 6 of the Notes to Consolidated Financial Statements.
(2)	Stock-based compensation expense was allocated as follows:

Cost of revenue	$959	$864	$633	$430	$147
Research and development	1,973	3,218	2,391	1,119	293
Sales and marketing	4,147	3,406	3,013	1,405	375
General and administrative	3,945	3,835	2,842	1,551	249

Effective January 1, 2006, we adopted updated authoritative guidance for stock compensation which required us to recognize compensation expense for share-based payments.

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$247,100	$203,009	$205,343	$197,465	$173,656
Working capital	$339,116	$312,843	$311,082	$280,877	$230,416
Total assets	$633,121	$586,209	$551,109	$437,904	$356,297
Total current liabilities	$195,609	$176,505	$168,507	$143,482	$120,293
Total stockholders’ equity	$414,153	$390,958	$371,523	$294,422	$236,004

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our product line consists of wired and wireless devices that enable small business networking, broadband access, network connectivity, network storage and security appliances. These products are available in multiple configurations to address the needs of our end-users in each geographic region in which our products are sold.

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, DMRs, VARs, and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Walmart, Fry’s Electronics, Radio Shack, Staples, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria) and Darty (France). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (MSOs), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of customers, the largest of which are Best Buy, Ingram Micro Inc. and Tech Data Corporation. We expect that these customers will continue to contribute a significant percentage of our net revenue for the foreseeable future.

We have well developed channels in the United States and Europe, Middle-East and Africa, or EMEA, and are building a strong presence in the Asia Pacific and Latin American regions. We derive the majority of our net revenue from international sales. International sales as a percentage of net revenue decreased from 60% in 2008 to 54% in 2009. International sales decreased from $445.7 million in 2008 to $372.2 million in 2009, representing a decrease of approximately 16.4% during that period, primarily due to the relatively stronger U.S. dollar and weakened international economic conditions. We continue to penetrate new markets such as Brazil, Russia and Eastern Europe, India, and the Middle-East.

Our net revenue declined 7.6% during the year ended December 31, 2009 primarily attributable to lower shipments of our broadband gateway products to traditional resellers and existing service provider customers. However, we did experience an increase of 35.6% in net revenue in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. Additionally, we experienced weakening demand for our switch products and wireless-G products. Our revenue decline continued to be negatively impacted by the economic downturn and relatively stronger U.S. dollar. These decreases were partially mitigated by increased sales of wireless-N products sold to retailers and existing service provider customers as well as our increased focus on reducing sales incentives that impact revenue.

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

Our gross margin decreased to 30.1% for the year ended December 31, 2009, from 32.4% for the year ended December 31, 2008, primarily attributable to the impact of a relatively stronger U.S. dollar on our foreign currency denominated revenues. Gross margins were also impacted by sales declines of our switch products as well as supply constraints late in the year which resulted in the use of higher cost air freight expense to acquire inventory levels sufficient to support increased demand. These margin decreases were partially offset by our increased focus on reducing sales incentives that impact net revenue. Operating expenses for the year ended December 31, 2009 were $174.3 million, or 25.4% of net revenue, compared to $191.6 million, or 25.8% of net revenue, for the year ended December 31, 2008. This decrease was primarily attributable to a $9.3 million decrease in salary and other employee related expenses as well as a $6.2 million decrease in marketing expenses and other outside service costs pertaining to sales and marketing.

Net income decreased $8.8 million, or 48.3%, to $9.3 million for the year ended December 31, 2009, from $18.1 million for the year ended December 31, 2008. This decrease was primarily attributable to a decrease in gross profit of $34.6 million. This decrease was offset by a decrease in operating expenses of $17.3 million and a decrease in other expense, net of $8.3 million.

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

Allowances for Product Warranties, Returns due to Stock Rotation, Sales Incentives and Doubtful Accounts

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

Goodwill and intangibles

We apply the authoritative guidance for intangibles and perform an annual goodwill impairment test. Should certain events or indicators of impairment occur between annual impairment tests, we will perform the impairment test as those events or indicators occur. For purposes of impairment testing, we have determined that we have only one reporting unit.

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

In the fourth quarter of fiscal 2009, we completed the annual impairment test of goodwill. In conducting our impairment test, we determined that our fair value exceeded the carrying value of our net assets by approximately 62%. No goodwill impairment loss was recognized in the years ended December 31, 2007, 2008, or 2009.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the year ended December 31, 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or earnings are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

In the fourth quarter of 2008, a key employee responsible for managing the asset group acquired in connection with our 2006 acquisition of Skipjam Corp. departed the Company. The departure of this employee, along with the recent economic environment, resulted in our decision to reduce efforts geared at marketing the related products. As a result, we performed an impairment analysis of these long-lived assets during the fourth quarter of 2008. Based on the results of the analysis, we recorded an impairment charge within cost of revenue in the Consolidated Statements of Operations of $458,000 in the year ended December 31, 2008 for the net carrying value of intangibles acquired in connection with our 2006 acquisition of Skipjam Corp.

During the years ended December 31, 2009 and 2007, there were no events or changes in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable from their undiscounted cash flows. Consequently, we did not perform an impairment test or record an impairment of our long-lived assets during those periods.

We will continue to evaluate the carrying value of our long-lived assets and if we determine in the future that there is a potential further impairment, we may be required to record additional charges to earnings which could affect our financial results.

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. As of December 31, 2009, we believe that all of our deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

We adopted updated authoritative guidance for accounting for uncertain income tax positions on January 1, 2007 that clarified the accounting for uncertain income tax positions recognized in an enterprise’s financial statements. It provides that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. We include interest expense and penalties related to uncertain tax positions as additional tax expense.

Results of Operations

The following table sets forth the Consolidated Statements of Operations and the percentage change from the preceding year for the periods indicated:

	Year Ended December 31,
	2009	Percentage Change	2008	Percentage Change	2007
	(In thousands, except percentage data)
Net revenue	$686,595	(7.6%)	$743,344	2.1%	$727,787
Cost of revenue	480,195	(4.4%)	502,320	3.5%	485,180

Gross profit	206,400	(14.4%)	241,024	(0.7%)	242,607

Operating expenses:
Research and development	30,056	(11.0%)	33,773	20.3%	28,070
Sales and marketing	106,162	(12.8%)	121,687	3.2%	117,938
General and administrative	32,727	3.1%	31,733	16.6%	27,220
Restructuring	809	(58.1%)	1,929	* *	—
In-process research and development	—	(100.0%)	1,800	(56.1%)	4,100
Technology license arrangements	2,500	* *	—	* *	—
Litigation reserves, net	2,080	192.5%	711	325.7%	167

Total operating expenses	174,334	(9.0%)	191,633	8.0%	177,495

Income from operations	32,066	(35.1%)	49,391	(24.1%)	65,112
Interest income, net	629	(85.5%)	4,336	(48.5%)	8,426
Other income (expense), net	(128)	(98.5%)	(8,384)	* *	3,298

Income before income taxes	32,567	(28.2%)	45,343	(41.0%)	76,836
Provision for income taxes	23,234	(14.9%)	27,293	(11.6%)	30,882

Net income	$9,333	(48.3%)	$18,050	(60.7%)	$45,954

**	Percentage change not meaningful as prior year basis is zero or a negative amount.

The following table sets forth the Consolidated Statements of Operations, expressed as a percentage of net revenue, for the periods presented:

	Year Ended December 31,
	2009	2008	2007
Net revenue	100%	100%	100%
Cost of revenue	69.9	67.6	66.7

Gross margin	30.1	32.4	33.3

Operating expenses:
Research and development	4.4	4.5	3.9
Sales and marketing	15.4	16.4	16.2
General and administrative	4.8	4.3	3.7
Restructuring	0.1	0.3	0.0
In-process research and development	0.0	0.2	0.6
Technology license arrangements	0.4	0.0	0.0
Litigation reserves, net	0.3	0.1	0.0

Total operating expenses	25.4	25.8	24.4

Income from operations	4.7	6.6	8.9
Interest income, net	0.1	0.6	1.2
Other income (expense), net	(0.1)	(1.1)	0.5

Income before income taxes	4.7	6.1	10.6
Provision for income taxes	3.3	3.7	4.3

Net income	1.4%	2.4%	6.3%

Net Revenue

	Year Ended December 31,
	2009	Percentage Change	2008	Percentage Change	2007
	(In thousands, except percentage data)
Net revenue	$686,595	(7.6%)	$743,344	2.1%	$727,787

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue and net changes in deferred revenue.

2009 Net Revenue Compared to 2008 Net Revenue

Net revenue decreased $56.7 million, or 7.6%, to $686.6 million for the year ended December 31, 2009, from $743.3 million for the year ended December 31, 2008. The decrease in net revenue was principally attributable to lower shipments of our broadband gateway products to traditional resellers and existing service provider customers. Additionally, we experienced weakening demand for our switch products and wireless-G products. Our revenue decline continued to be negatively impacted by the economic downturn and relatively stronger U.S. dollar. These decreases were partially mitigated by increased sales of wireless-N products sold to retailers and existing service provider customers as well as our increased focus on reducing sales incentives that impact net revenue.

For the year ended December 31, 2009, revenue generated in the United States, EMEA and Asia Pacific and rest of world was 45.8%, 42.6% and 11.6%, respectively. The comparable net revenue for the year ended December 31, 2008 was 40.0%, 47.6% and 12.4%, respectively. The change in net revenue over the prior year for each region amounted to a 5.6% increase, a 17.5% decrease, and a 12.7% decrease, respectively.

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

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2009	Percentage Change	2008	Percentage Change	2007
	(In thousands, except percentage data)
Cost of revenue	$480,195	(4.4%)	$502,320	3.5%	$485,180
Gross margin percentage	30.1%		32.4%		33.3%

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

2009 Cost of Revenue and Gross Margin Compared to 2008 Cost of Revenue and Gross Margin

Cost of revenue decreased $22.1 million, or 4.4%, to $480.2 million for the year ended December 31, 2009, from $502.3 million for the year ended December 31, 2008. Our gross margin decreased to 30.1% for the year ended December 31, 2009, from 32.4% for the year ended December 31, 2008.

The decrease in gross margin was primarily attributable to the impact of a relatively stronger U.S. dollar on our foreign currency denominated revenues. Gross margins were also impacted by sales declines of our switch products as well as supply constraints late in the year which resulted in the use of higher cost air freight expense to acquire inventory levels sufficient to support increased demand. These margin decreases were partially offset by our increased focus on reducing sales incentives that impact net revenue.

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

Operating Expenses

Research and Development Expense

	Year Ended December 31,
	2009	Percentage Change	2008	Percentage Change	2007
	(In thousands, except percentage data)
Research and development expense	$30,056	(11.0%)	$33,773	20.3%	$28,070
Percentage of net revenue	4.4%		4.5%		3.9%

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

2009 Research and Development Expense Compared to 2008 Research and Development Expense

Research and development expenses decreased $3.7 million, or 11.0%, to $30.1 million for the year ended December 31, 2009, from $33.8 million for the year ended December 31, 2008. The decrease was primarily attributable to decreased costs of $3.1 million related to a reduction in payroll and other employee expenses, including decreased variable compensation and a reduction in travel expenses which was partly in response to our cost cutting initiatives. Included in the $3.1 million was a decrease of approximately $670,000 due to acquisition-related contingent compensation. Additionally, stock-based compensation expense decreased $1.2 million to $2.0 million for the year ended December 31, 2009, from $3.2 million for the year ended December 31, 2008. Partially offsetting these decreases was an increase in costs allocated to research and development from other functional expense categories of $536,000, primarily resulting from increased facilities costs and higher information technology costs related to our new enterprise resource planning software. As of December 31, 2009, we had 149 employees engaged in research and development, down from 158 employees as of December 31, 2008.

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

Sales and Marketing Expense

	Year Ended December 31,
	2009	Percentage Change	2008	Percentage Change	2007
	(In thousands, except percentage data)
Sales and marketing expense	$106,162	(12.8%)	$121,687	3.2%	$117,938
Percentage of net revenue	15.4%		16.4%		16.2%

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses.

2009 Sales and Marketing Expense Compared to 2008 Sales and Marketing Expense

Sales and marketing expenses decreased $15.5 million, or 12.8%, to $106.2 million for the year ended December 31, 2009, from $121.7 million for the year ended December 31, 2008. Of this decrease, $6.7 million was related to a reduction in payroll and other employee expenses primarily attributable to decreased overall sales and marketing headcount and a reduction in travel expenses, which was partly in response to our cost cutting initiatives. Additionally, marketing expenses and other outside service costs decreased $6.2 million attributable to reduced marketing campaigns and cost savings efforts. Furthermore, outbound freight decreased $1.6 million attributable to our reduction in sales. Partially offsetting these decreases was an increase in costs allocated to sales and marketing from other functional expense categories of $1.7 million, primarily resulting from increased facilities costs.

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

General and Administrative Expense

	Year Ended December 31,
	2009	Percentage Change	2008	Percentage Change	2007
	(In thousands, except percentage data)
General and administrative expense	$32,727	3.1%	$31,733	16.6%	$27,220
Percentage of net revenue	4.8%		4.3%		3.7%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for doubtful accounts and other corporate expenses.

2009 General and Administrative Expense Compared to 2008 General and Administrative Expense

General and administrative expenses increased $1.0 million, or 3.1%, to $32.7 million for the year ended December 31, 2009, from $31.7 million for the year ended December 31, 2008. The increase was primarily attributable to increased fees of $1.5 million for outside legal and other professional services, particularly increased patent litigation defense costs. Furthermore, we experienced increased salary, related payroll, and other employee costs of $511,000. This increase is primarily due to capitalizing certain employee costs in 2008 in connection with their involvement in the implementation of new enterprise resource planning software, which lowered total employee costs included in general and administrative expenses in that year. We did not capitalize any such costs in 2009. Partially offsetting these increases was a decrease of $1.2 million for outside professional services primarily due to decreased information technology consulting. Such consulting expenses were relatively higher in the year ago period due to our implementation of new enterprise resource planning software in 2008.

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

Restructuring

In July 2008, we ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to our new corporate headquarters in San Jose, California. During the year ended December 31, 2009, we expensed $809,000 related to these facilities in Santa Clara and Fremont, primarily due to a sub-lessee ceasing to make payments. During the year ended December 31, 2008, we expensed $964,000 related to these excess facilities. Additionally, we expensed $965,000 during the year ended December 31, 2008 related to the termination of employment of approximately 35 individuals on November 12, 2008. For a detailed discussion of our restructuring expenses, please see Note 4 of the Notes to Consolidated Financial Statements.

We did not incur any restructuring expense during the year ended December 31, 2007.

In-process Research and Development

During the year ended December 31, 2008, we expensed $1.8 million for in-process research and development related to intangible assets purchased in our acquisition of certain assets of CP Secure. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding this acquisition. The in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses exist. We acquired two in-process research and development projects, both of which involved improvements to threat management characteristics of future products. We incurred costs of approximately $1.2 million to complete the projects, of which approximately $120,000 was incurred during the year ended December 31, 2008 and an additional $1.1 million was incurred during the year ended December 31, 2009. We completed one project in the beginning of the year ended December 31, 2009 and the final project at the end of the year ended December 31, 2009.

During the year ended December 31, 2007, we expensed $4.1 million for in-process research and development related to intangible assets purchased in our acquisition of Infrant. The in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses exist. We acquired three in-process research and development projects. Two projects involve development of new products in the ReadyNAS desktop product category, and one project involves development of a higher end version of a product currently selling in the ReadyNAS rack mount product category. We incurred costs of approximately $1.6 million to complete the projects, of which approximately $1.4 million was incurred during the year ended December 31, 2008 and an additional $200,000 was incurred during the year ended December 31, 2009. We completed two projects in the middle of the year ended December 31, 2008 and the final project in the middle of the year ended December 31, 2009.

Technology License Arrangements

During the year ended December 31, 2009, we entered into a $2.5 million arrangement to license certain software technologies that we may integrate into certain future products. We have not yet established the technological feasibility of these products, and we do not believe the software has an alternative future use. In this situation, the authoritative guidance for software states that the cost of software purchased to be integrated with products that have not yet reached technological feasibility and do not have an alternative use should be expensed. As such, we expensed the entire technology license arrangement amount of $2.5 million in the year ended December 31, 2009.

Litigation Reserves and Payments

During the year ended December 31, 2009, we recorded net litigation reserves expense of $2.1 million. This expense was primarily comprised of $2.6 million in estimated costs related to the settlement of various lawsuits against us, which includes $2.1 million related to a one-time settlement payment made to the Commonwealth Scientific and Industrial Research Organization (“CSIRO”) and $350,000 related to a one-time settlement payment made to Network-1 Security Solutions, Inc. (“Network-1”). These expenses were offset by a reduction in previously accrued legal settlement costs of $500,000 due to a summary judgment ruling in our favor on a particular case.

During the year ended December 31, 2008, we recorded net litigation reserves expense of $711,000. This expense was primarily comprised of $575,000 in estimated costs related to the settlement of various lawsuits filed against us. Additionally, we incurred an expense of $109,000 for costs related to the settlement of the patent-infringement lawsuit filed by Hybrid Patents, Inc. (“Hybrid”) against Charter Communications, Inc. (“Charter”) where we assumed the defense of the litigation after receiving a request for indemnification from Charter and an expense of $85,000 for costs related to the settlement of the patent-infringement lawsuit filed by Linex Technologies, Inc. against us. These expenses were offset by a reduction in previously accrued legal settlement costs of $58,000.

During the year ended December 31, 2007, we recorded an expense of $167,000 for costs related to the settlement of the SercoNet v. NETGEAR lawsuit.

For a detailed discussion of our litigation matters, please see Note 9 of the Notes to Consolidated Financial Statements.

Interest Income and Other Income (Expense)

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Interest income and other income (expense)
Interest income, net	$629	$4,336	$8,426
Other income (expense), net	(128)	(8,384)	3,298

Total interest income and other income (expense)	$501	$(4,048)	$11,724

Interest income represents amounts earned on our cash, cash equivalents and short-term investments.

Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

2009 Interest Income and Other Income (Expense) Compared to 2008 Interest Income and Other Income (Expense)

The aggregate of interest income, interest expense, other income, and other expense amounted to net other income of $501,000 for the year ended December 31, 2009, compared to net other expense of $4.0 million for the year ended December 31, 2008. We recorded a net foreign exchange loss of $8.4 million during the year ended December 31, 2008 due to the continued strengthening of the U.S. dollar against the euro, the British pound, the Australian dollar and the Japanese yen during 2008. We implemented a hedging program in November 2008, and therefore the impact of fluctuations in currency decreased significantly during the year ended December 31, 2009, resulting in a decrease in net foreign exchange losses of $8.3 million. This decrease in net other expense is partially offset by decrease in interest income of $3.7 million, which is a result of a decrease in interest rates on our cash, cash equivalents, and short-term investments balances during the year.

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

Provision for Income Taxes

2009 Provision for Income Taxes Compared to 2008 Provision for Income Taxes

Provision for income taxes decreased $4.1 million, resulting in a provision of $23.2 million for the year ended December 31, 2009, compared to a provision of $27.3 million for the year ended December 31, 2008. The effective tax rate increased from 60.2% for the year ended December 31, 2008 to 71.3% for the year ended December 31, 2009. The effective tax rate for both periods differed from the statutory rate of 35% due to non-deductible stock-based compensation, state taxes, other non-deductible expenses, and tax credits. Additionally, in 2009 tax attributable to foreign operations increased the effective tax rate by 28.4 percentage points compared to an increase of 19.4 percentage points for 2008. This was primarily caused by the tax effect of non-deductible losses in foreign jurisdictions where no benefit can be claimed as well as increases in earnings in countries with rates higher than 35%.

2008 Provision for Income Taxes Compared to 2007 Provision for Income Taxes

Provision for income taxes decreased $3.6 million, resulting in a provision of $27.3 million for the year ended December 31, 2008, compared to a provision of $30.9 million for the year ended December 31, 2007. The effective tax rate increased from 40.2% for the year ended December 31, 2007 to 60.2% for the year ended December 31, 2008. The effective tax rate for both periods differed from the statutory rate of approximately 35% due to non-deductible stock-based compensation, state taxes, other non-deductible expenses, and tax credits. In 2008, there was no rate effect from in-process research and development expensed in connection with the acquisition of CP Secure since such in-process research and development was deductible for tax purposes. In 2007, the acquisition of Infrant resulted in non-deductible in-process research and development expense which resulted in an increase in the effective tax rate. Additionally, in 2008 compared to 2007, tax attributable to foreign operations increased the effective tax rate by 19.4 percentage points. This was primarily caused by the tax effect of non-deductible losses in foreign jurisdictions where no benefit can be claimed as well as increases in earnings in countries with rates higher than 35%.

Net Income

Net income decreased $8.8 million, or 48.3%, to $9.3 million for the year ended December 31, 2009, from $18.1 million for the year ended December 31, 2008. This decrease was primarily attributable to a decrease in gross profit of $34.6 million. This decrease was offset by a decrease in operating expenses of $17.3 million and a decrease in other expense, net of $8.3 million.

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

Liquidity and Capital Resources

As of December 31, 2009, we had cash, cash equivalents and short-term investments totaling $247.1 million.

Our cash and cash equivalents balance decreased from $192.8 million as of December 31, 2008 to $172.2 million as of December 31, 2009. Our short-term investments, which represent the investment of funds available for current operations, increased from $10.2 million as of December 31, 2008 to $74.9 million as of December 31, 2009, as we shifted assets from low risk money market funds to Treasuries with higher returns. Operating activities during the year ended December 31, 2009 generated cash of $48.1 million. Investing activities during the year ended December 31, 2009 used $72.3 million, which includes the net purchases of short-term investments of $89.8 million, payments made in connection with our acquisition of CP Secure of $3.5 million, and purchases of property and equipment amounting to $3.9 million, offset primarily by net proceeds from the sale of short-term investments of $25.0 million. During the year ended December 31, 2009, financing activities provided $3.6 million, primarily due to the issuance of our common stock upon exercise of stock options and our employee stock purchase program, as well as the excess tax benefit from exercise of stock options.

Our days sales outstanding decreased from 81 days as of December 31, 2008 to 71 days as of December 31, 2009 due to our increased focus on collections.

Our accounts payable increased from $60.1 million at December 31, 2008 to $69.1 million at December 31, 2009 primarily as a result of timing of payments.

Inventory decreased by $21.6 million from $112.2 million at December 31, 2008 to $90.6 million at December 31, 2009 in part due to greater sales in the three months ended December 31, 2009. Ending inventory turns increased from 4.0 turns in the three months ended December 31, 2008, to 6.7 turns in the three months ended December 31, 2009.

We enter into foreign currency forward-exchange contracts, which typically mature in three to six months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record on the consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our Consolidated Statements of Operations and in our Consolidated Balance Sheets. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other income (expense), net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are designated cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within cumulative other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.

On October 21, 2008, the Board of Directors approved plans to purchase shares of our common stock in the open market. During the year ended December 31, 2009, we did not repurchase any shares of common stock under this repurchase authorization. During the year ended December 31, 2008 we purchased approximately 1.2 million shares of our common stock in the open market for cash of $12.2 million. As of December 31, 2009, we were authorized to purchase up to an additional 4.8 million shares under the share repurchase plan. See Note 10 of the Notes to Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on various factors including, but not limited to, such factors as levels of cash generation from operations, cash requirements for acquisitions, and current stock price. Although we did not repurchase any shares of common stock under this repurchase authorization, we repurchased approximately 22,000 shares, or $282,000 of common stock, related to the lapse of restricted stock units during the year ended December 31, 2009.

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

Backlog

As of December 31, 2009, we had a backlog of approximately $65.6 million, as compared to approximately $37.7 million as of December 31, 2008, primarily due to supply constraints and greater product demand in the three months ended December 31, 2009. Our backlog consists of products for which customer purchase orders have been received and which are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with little or no penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net sales for any succeeding period.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table describes our commitments to settle non-cancelable lease and purchase commitments as of December 31, 2009.

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases, net of sublease payments	$5,626	$7,584	$6,715	$15,784	$35,709
Purchase obligations	$81,312	$—	$—	$—	$81,312

	$86,938	$7,584	$6,715	$15,784	$117,021

In January 2010, we completed the acquisition of certain intellectual property and other assets of Leaf Networks, LLC (“Leaf”). The acquisition qualified as a business acquisition and will be accounted for using the purchase method of accounting. The aggregate purchase price was $2.1 million, paid in cash. Additionally, the acquisition agreement specified that Leaf shareholders may receive a total additional payout of up to $900,000 in cash over the three years following closure of the acquisition if developed products pass certain acceptance criteria. We determined that the present value of the $900,000 potential additional payout is approximately $800,000, for which we will record a liability in the three months ending March 28, 2010.

In accordance with the purchase method of accounting and as updated with the FASB’s April 2009 additional authoritative guidance for business combinations, we will allocate the total purchase price to identifiable intangible assets in the three months ending March 28, 2010 based on each element’s estimated fair value. Acquisition costs are expensed as incurred. Purchased intangibles will be amortized on a straight-line basis over their respective estimated useful lives. Goodwill will be recorded based on the residual purchase price after allocating the purchase price to the fair market value of intangible assets acquired certain expensed acquisition costs. Goodwill arises as a result of the $800,000 present valuation of the $900,000 potential additional payout, plus $100,000 in additional payment consideration. The preliminary allocation of the purchase price is as follows (in thousands):

Intangibles, net	2,000
Goodwill	900

Total purchase price allocation	$2,900

The $2.0 million in acquired intangible assets was designated as existing technology. The value was calculated based on the present value of the future estimated cash flows derived from projections of future revenue attributable to existing technology. This $2.0 million will be amortized over its estimated useful life of seven years.

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense was $6.2 million for the year ended December 31, 2009, $6.3 million for the year ended December 31, 2008, and $3.4 million for the year ended December 31, 2007. The terms of some of the office leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid. We have also accrued for the expected loss on certain facilities we do not intend to sublease. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. At December 31, 2009, we had $81.3 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

We adopted the guidance related to the recognition and measurement of uncertain tax positions on January 1, 2007. As of December 31, 2009 and December 31, 2008, we had $18.0 million and $14.5 million, respectively, of total gross unrecognized tax benefits and related interest. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for recent accounting pronouncements, which are hereby incorporated by reference into this Part II, Item 7.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal 2009.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. We began using foreign currency forward contract derivatives in the fourth quarter of 2008 to partially offset our business exposure to foreign exchange risk on our foreign currency denominated assets and liabilities. Additionally, in the second quarter of 2009 we began entering into certain foreign currency forward contracts that have been designated as cash flow hedges under the authoritative guidance for derivatives and hedging to partially offset our business exposure to foreign exchange risk on portions of our anticipated foreign currency revenue, costs of revenue, and certain operating expenses. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the Consolidated Statements of Operations, and in cumulative other comprehensive income on the Consolidated Balance Sheets. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet and anticipated cash flow exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheet and anticipated cash flow exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged exposures. If there were an adverse movement in exchange rates, we might suffer significant losses. See Note 5 of the Notes to Consolidated Financial Statements for additional disclosure on our foreign currency contracts, which are hereby incorporated by reference into this Part II, Item 7A.

As of December 31, 2009, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $440,000 to net income, net of our hedged position, at December 31, 2009. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2009 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the year ended December 31, 2009, 23% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of NETGEAR, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NETGEAR, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 1, 2010

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$172,202	$192,839
Short-term investments	74,898	10,170
Accounts receivable, net	162,853	138,275
Inventories	90,590	112,240
Deferred income taxes	13,347	13,129
Prepaid expenses and other current assets	20,835	22,695

Total current assets	534,725	489,348
Property and equipment, net	16,891	20,292
Intangibles, net	8,298	13,311
Goodwill	64,908	61,400
Other non-current assets	8,299	1,858

Total assets	$633,121	$586,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,081	$60,073
Accrued employee compensation	11,040	7,177
Other accrued liabilities	87,894	87,747
Deferred revenue	22,106	21,508
Income taxes payable	5,488	—

Total current liabilities	195,609	176,505
Non-current income taxes payable	17,479	12,357
Other non-current liabilities	5,880	6,389

Total liabilities	218,968	195,251
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized in 2009 and 2008; none outstanding in 2009 or 2008	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized in 2009 and 2008; shares issued and outstanding: 34,732,579 in 2009 and 34,280,539 in 2008	35	34
Additional paid-in capital	280,256	266,070
Cumulative other comprehensive income	24	67
Retained earnings	133,838	124,787

Total stockholders’ equity	414,153	390,958

Total liabilities and stockholders’ equity	$633,121	$586,209

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net revenue	$686,595	$743,344	$727,787
Cost of revenue	480,195	502,320	485,180

Gross profit	206,400	241,024	242,607

Operating expenses:
Research and development	30,056	33,773	28,070
Sales and marketing	106,162	121,687	117,938
General and administrative	32,727	31,733	27,220
Restructuring	809	1,929	—
In-process research and development	—	1,800	4,100
Technology license arrangements	2,500	—	—
Litigation reserves, net	2,080	711	167

Total operating expenses	174,334	191,633	177,495

Income from operations	32,066	49,391	65,112
Interest income, net	629	4,336	8,426
Other income (expense), net	(128)	(8,384)	3,298

Income before income taxes	32,567	45,343	76,836
Provision for income taxes	23,234	27,293	30,882

Net income	$9,333	$18,050	$45,954

Net income per share:
Basic	$0.27	$0.51	$1.32

Diluted	$0.27	$0.51	$1.28

Weighted average shares outstanding used to compute net income per share:
Basic	34,485	35,212	34,809

Diluted	34,848	35,619	35,839

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2008 and 2009

(In thousands)

	Common Stock		Additional Paid-In Capital	Cumulative Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2006	33,961	$34	$221,486	$(5)	$72,907	$294,422

Cumulative adjustment resulting from adoption of ASC 740	—	—	—	—	255	255

Comprehensive income:
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	106	—	106
Net income	—	—	—	—	45,954	45,954

Total comprehensive income	—	—	—	—	—	46,060

Stock-based compensation expense	—	—	8,879	—	—	8,879
Purchase and retirement of common stock	(5)	—	—	—	(150)	(150)
Issuance of common stock under stock-based compensation plans	1,288	1	13,692	—	—	13,693
Tax benefit from exercise of stock options	—	—	8,364	—	—	8,364

Balance at December 31, 2007	35,244	35	252,421	101	118,966	371,523

Comprehensive income:
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(34)	—	(34)
Net income	—	—	—	—	18,050	18,050

Total comprehensive income	—	—	—	—	—	18,016

Stock-based compensation expense	—	—	11,206	—	—	11,206
Purchase and retirement of common stock	(1,178)	(1)	—	—	(12,229)	(12,230)
Issuance of common stock under stock-based compensation plans	214	—	2,362	—	—	2,362
Tax benefit from exercise of stock options	—	—	81	—	—	81

Balance at December 31, 2008	34,280	34	266,070	67	124,787	390,958

Comprehensive income:
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(63)	—	(63)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	20	—	20
Net income	—	—	—	—	9,333	9,333

Total comprehensive income	—	—	—	—	—	9,290

Stock-based compensation expense	—	—	11,059	—	—	11,059
Purchase and retirement of common stock	(21)	—	—	—	(282)	(282)
Issuance of common stock under stock-based compensation plans	474	1	2,991	—	—	2,992
Tax benefit from exercise of stock options	—	—	136	—	—	136

Balance at December 31, 2009	34,733	$35	$280,256	$24	$133,838	$414,153

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$9,333	$18,050	$45,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,360	13,261	12,685
Purchase premium amortization (discount accretion) on investments	(4)	56	(1,044)
Non-cash stock-based compensation	11,024	11,323	8,879
Income tax benefit associated with stock option exercises	136	81	8,364
Excess tax benefit from stock-based compensation	(869)	(143)	(7,053)
Deferred income taxes	(4,865)	(2,029)	(1,044)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(24,578)	19,490	(36,962)
Inventories	21,650	(29,135)	(1,588)
Prepaid expenses and other assets	103	(2,175)	(6,346)
Accounts payable	9,008	4,740	14,818
Accrued employee compensation	3,863	(8,908)	3,886
Other accrued liabilities	(272)	4,942	12,659
Deferred revenue	598	13,889	(616)
Income taxes payable	10,610	4,085	781

Net cash provided by operating activities	48,097	47,527	53,373

Cash flows from investing activities:
Purchases of short-term investments	(89,827)	(10,133)	(75,670)
Proceeds from sale of short-term investments	25,000	37,700	148,765
Purchase of property and equipment	(3,945)	(15,390)	(9,839)
Payments made in connection with business acquisitions, net of cash acquired	(3,539)	(24,635)	(57,466)

Net cash provided by (used in) investing activities	(72,311)	(12,458)	5,790

Cash flows from financing activities:
Purchase and retirement of common stock	(282)	(12,229)	(150)
Proceeds from exercise of stock options	1,861	1,008	12,487
Proceeds from issuance of common stock under employee stock purchase plan	1,129	1,353	1,206
Excess tax benefit from stock-based compensation	869	143	7,053

Net cash provided by (used in) financing activities	3,577	(9,725)	20,596

Net increase (decrease) in cash and cash equivalents	(20,637)	25,344	79,759
Cash and cash equivalents, at beginning of period	192,839	167,495	87,736

Cash and cash equivalents, at end of period	$172,202	$192,839	$167,495

Supplemental cash flow information:
Cash paid for income taxes	$14,401	$25,177	$25,349

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Summary of Significant Accounting Policies:

The Company

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company designs, develops and markets networking products for small businesses, which the Company defines as a business with fewer than 250 employees, and home users. The Company focuses on satisfying the ease-of-use, quality, reliability, performance and affordability requirements of these users. The Company’s product offerings enable users to share internet access, peripherals, files, digital multimedia content and applications among multiple networked devices and other internet-enabled devices. The Company sells products primarily through a global sales channel network, which includes traditional retailers, online retailers, wholesale distributors, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers.

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

Short-term investments

Short-term investments are comprised of marketable securities that consist of government securities with an original maturity or a remaining maturity at the time of purchase, of greater than three months and no more than 12 months. All marketable securities are held in the Company’s name with one high quality financial institution, which acts as the Company’s custodian and investment manager. All of the Company’s marketable securities are classified as available-for-sale securities in accordance with the provisions of the authoritative guidance for investments and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity.

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

Derivative financial instruments

As discussed in Note 5, the Company uses foreign currency forward contracts to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses, and on certain existing assets and liabilities. Foreign currency forward contracts generally mature within five months of inception. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to reduce the impact of currency exchange rate movements on the Company’s operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The company does not use derivative financial instruments for speculative purposes.

The Company accounts for its derivative instruments as either assets or liabilities and records them at fair value. Derivatives that are not defined as hedges in the authoritative guidance for derivatives and hedging must be adjusted to fair value through earnings. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of cumulative other comprehensive income in stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings.

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

The Company’s customers are primarily distributors as well as retailers and broadband service providers who sell or distribute the products to a large group of end-users. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company regularly performs credit evaluations of the Company’s customers’ financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and current economic conditions that may affect customers’ ability to pay, and, generally, requires no collateral from its customers. The Company secures credit insurance for certain customers in international markets.

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

The following table summarizes the percentage of the Company’s total accounts receivable represented by customers with balances in excess of 10% of its total accounts receivable as of December 31, 2009 and 2008.

	December 31,
	2009	2008
Best Buy Co., Inc.	26%	18%
Ingram Micro, Inc.	9%	12%

Fair value measurements

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable approximate their fair values due to their short maturities. Foreign currency forward contracts are recorded at fair value based on observable market data. See Note 13 of the Notes to Consolidated Financial Statements for disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company regularly performs credit evaluations of its customers’ financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts is reviewed monthly and adjusted if necessary based on the Company’s assessments of its customers’ ability to pay. If the financial condition of the Company’s customers should deteriorate or if actual defaults are higher than the Company’s historical experience, additional allowances may be required, which could have an adverse impact on operating expenses.

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

Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were not material in the years ended December 31, 2009, 2008 and 2007.

Goodwill

The Company performs an annual goodwill impairment test in the fourth quarter of each year. Should certain events or indicators of impairment occur between annual impairment tests, the Company will perform the impairment test as those events or indicators occur. Examples of such events or circumstances include the following: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in the business climate; the testing for recoverability of a significant asset group; and slower growth rates. For purposes of impairment testing, the Company has determined that it has only one reporting unit.

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

In the fourth quarter of fiscal 2009, the Company completed the annual impairment test of goodwill. In conducting its impairment test, the Company determined its fair value exceeded the carrying value of its net assets by approximately 62%. No goodwill impairment loss was recognized in the years ended December 31, 2007, 2008, or 2009.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the year ended December 31, 2009 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or earnings are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the fourth quarter of 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

During the years ended December 31, 2009 and 2007, there were no events or changes in circumstances that indicated the carrying amount of the Company’s long-lived assets may not be recoverable from their undiscounted cash flows. Consequently, the Company did not perform an impairment test or record an impairment of its long-lived assets during those periods.

In the fourth quarter of 2008, a key employee responsible for managing the asset group acquired in connection with the Company’s 2006 acquisition of Skipjam Corp. departed the Company. The departure of this employee, along with the recent economic environment, resulted in the Company’s decision to reduce efforts geared at marketing the related products. As a result, the Company performed an impairment analysis of these long-lived assets during the fourth quarter of 2008. Based on the results of the analysis, the Company recorded an impairment charge, which was classified in cost of revenue in the Consolidated Statements of Operations, of $458,000 in the year ended December 31, 2008 for the net carrying value of intangibles acquired in connection with the Company’s 2006 acquisition of Skipjam Corp.

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

	Year Ended December 31,
	2009	2008
Balance as of beginning of the period	$28,607	$27,557
Provision for warranty liability made during the period	43,083	46,449
Warranty obligation assumed in acquisition	—	82
Settlements made during the period	(41,080)	(45,481)

Balance at end of period	$30,610	$28,607

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

In addition to warranty-related returns, certain distributors and retailers generally have the right to return product for stock rotation purposes. Every quarter, stock rotation rights are generally limited to 10% of invoiced sales to the distributor or retailer in the prior quarter. Upon shipment of the product, the Company reduces revenue for an estimate of potential future product warranty and stock rotation returns related to the current period product revenue. Management analyzes historical returns, channel inventory levels, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the allowance for sales returns, namely warranty and stock rotation returns. Revenue on shipments is also reduced for estimated price protection and sales incentives deemed to be contra-revenue under the authoritative guidance for revenue recognition.

Sales incentives

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

Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $11.0 million, $12.5 million and $11.6 million in the years ended December 31, 2009, 2008 and 2007 respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Technology license arrangements

The Company expenses the licensing of software technologies intended to be integrated into certain future products if those products have not yet reached technological feasibility and the licensed software does not have alternative future use.

During the year ended December 31, 2009, the Company entered into a $2.5 million arrangement to license certain software technologies that the Company may integrate into certain future products. The Company has not yet established the technological feasibility of these products, and does not believe the software has an alternative future use. In this situation, the authoritative guidance for software states that the cost of software purchased to be integrated with products that have not yet reached technological feasibility and do not have an alternative use should not be expensed. As such, the Company has expensed the entire technology license arrangement amount of $2.5 million in the year ended December 31, 2009.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $14.4 million, $17.0 million and $17.4 million in the years ended December 31, 2009, 2008 and 2007, respectively.

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

As discussed in Note 8, effective January 1, 2007, the Company adopted authoritative guidance for accounting for uncertain income tax positions. In the ordinary course of business there is inherent uncertainty in assessing the Company’s income tax positions. The Company assesses its tax positions and records benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recorded in the financial statements. Where applicable, associated interest and penalties have also been recognized as a component of income tax expense.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the updated authoritative guidance for stock compensation, using the modified prospective transition method. Under this transition method, stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of the authoritative guidance for stock compensation. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of the updated authoritative guidance for stock compensation. The valuation provisions also apply to grants that are modified after January 1, 2006. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company will recognize an excess benefit from stock-based compensation in equity based on the difference between tax expense computed with consideration of the windfall deduction and without consideration of the windfall deduction. In addition, the Company accounts for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit in the income statement. See Note 10 of the Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.

Comprehensive income

Comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that the Company excluded from net income, including gains and losses related to fair value of short-term investments and the effective portion of cash flow hedges that were outstanding as of the end of the year.

Foreign currency translation

The Company’s functional currency is the U.S. dollar for all of its international subsidiaries. Foreign currency transactions of international subsidiaries are re-measured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for non-monetary assets. Expenses are re-measured at average exchange rates in effect during each period, except for expenses related to non-monetary assets, which are re-measured at historical exchange rates. Revenue is re-measured at average exchange rates in effect during each period. Gains and losses arising from foreign currency transactions are included in total comprehensive income and were a net gain of $954,000 for the year ended December 31, 2009, a net loss of $7.2 million for the year ended December 31, 2008, and a net gain of $3.3 million for the year ended December 31, 2007.

Recent accounting pronouncements

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

In March 2008, the FASB issued additional authoritative guidance for derivatives and hedging. The update requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under the authoritative guidance for derivatives and hedging and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company adopted this update in the first quarter of fiscal 2009. Since this update only required additional disclosure, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2008, the FASB issued additional authoritative guidance for derivatives and hedging and additional authoritative guidance for guarantees. These updates amend the authoritative guidance for derivatives and hedging to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The additional authoritative guidance for guarantees requires additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the additional authoritative guidance for derivatives and hedging and the authoritative guidance for guarantees were effective in the first quarter of fiscal 2009. These updates also clarify the effective date for the additional authoritative guidance for derivatives and hedging issued in March 2008. The Company adopted the disclosures required by the additional authoritative guidance for derivatives and hedging issued in March 2008 in the first quarter of fiscal 2009. Since these updates only required additional disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

The FASB’s additional authoritative guidance for fair value measurements and disclosures in April 2009 also provided additional guidance for estimating fair value in accordance with the guidance for fair value measurements and disclosures when the volume and level of activity for the asset or liability have significantly decreased. The additional guidance also includes guidance on identifying circumstances that indicate a transaction is not orderly. This update does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are required but only for periods ending after initial adoption. The Company adopted the provisions of the additional guidance in the second quarter of fiscal 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued additional authoritative guidance for investments in debt and equity securities. This update establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities, as well as contains additional disclosure requirements related to debt and equity securities. The additional guidance is effective in the second fiscal quarter of 2009. The Company adopted the provisions of the additional guidance in the second quarter of fiscal 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the provisions of this guidance, which became effective for interim and annual reporting periods ending after June 15, 2009. Other than our acquisition of Leaf Networks, LLC (see Note 15 of the Notes to Consolidated Financial Statements), no material subsequent events have occurred since December 31, 2009 that required recognition or additional disclosure in the Company’s current period financial statements.

In August 2009, the FASB issued additional guidance for fair value measurements and disclosures to provide guidance on the fair value measurement of liabilities. The Company adopted this additional guidance in the fourth fiscal quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In October 2009, the FASB issued additional guidance for revenue recognition on arrangements with multiple elements. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. Under the guidance, non-software components of tangible products and certain software components of tangible products have been removed from the scope of existing software revenue recognition guidance and will be recognized in a manner similar for other tangible products. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. The Company plans to early adopt in the first quarter of 2010, and does not anticipate that the adoption will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows based on current business practices.

Note 2—Business Acquisitions:

CP Secure International Holding Limited

On December 18, 2008, the Company completed the acquisition of certain intellectual property and other assets of CP Secure International Holding Limited (“CP Secure”), a privately-held provider of integrated network security solutions. The acquisition qualified as a business acquisition and has been accounted for using the purchase method of accounting. The Company incorporated CP Secure’s integrated platform into the Company’s products to provide organizations with enhanced protection for their network, web access and email traffic. The aggregate purchase price was $14 million, paid in cash. Additionally, the acquisition agreement specified that CP Secure shareholders may receive a total additional payout of up to $3.5 million in cash over the five years following closure of the acquisition if developed products pass certain acceptance criteria. This additional payout was earned and paid in the year ended December 31, 2009, and was accounted for as additional purchase price and recorded as a $3.5 million increase to goodwill.

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

In accordance with the purchase method of accounting, the Company allocated the total purchase price to tangible assets, liabilities and identifiable intangible assets based on their estimated fair values. Purchased intangibles are amortized on a straight-line basis over their respective estimated useful lives. Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed. Goodwill arises as a result of, among other factors, future unidentified new products and new technologies as well as the implicit value of future cost savings as a result of the combining of entities. The allocation of the purchase price in December 2008 was as follows (in thousands):

Inventories	82
Property and equipment, net	49
Intangibles, net	3,900
Goodwill	10,686
Other accrued liabilities	(82)

Total purchase price allocation	$14,635

Of the $10.7 million of goodwill recorded on the acquisition of CP Secure, $4.5 million and $10.7 million is deductible for federal and state income tax purposes, respectively. Of the $3.5 million additional payout recorded as goodwill in the year ended December 31, 2009, $1.7 million and $3.5 million is deductible for federal and state income tax purposes, respectively.

A total of $1.8 million of the $3.9 million in acquired intangible assets was designated as in-process research and development. In-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The Company acquired two in-process research and development projects, which involve improvements to threat management characteristics of future products. These two projects required further research and development to determine technical feasibility and commercial viability. The fair value assigned to in-process research and development was determined using the income approach, under which the Company considered the importance of products under development to the Company’s overall development plans, estimated the costs to develop the purchased in-process research and development into commercially viable products, estimated the resulting net cash flows from the products when completed and discounted the net cash flows to their present values. The Company used a 32% discount rate in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the products’ development and success as well as the products’ stage of completion. The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results. The Company incurred costs of approximately $1.2 million to complete the projects, of which approximately $120,000 was incurred during the year ended December 31, 2008 and an additional $1.1 million was incurred during the year ended December 31, 2009. The Company completed one project in the beginning of the year ended December 31, 2009 and the final project at the end of the year ended December 31, 2009.

A total of $1.2 million of the $3.9 million in acquired intangible assets was designated as existing technology. The value was calculated based on the present value of the future estimated cash flows derived from projections of future revenue attributable to existing technology. This $1.2 million is being amortized over its estimated useful life of three years.

A total of $900,000 of the $3.9 million in acquired intangible assets was designated as core technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated royalty savings attributable to the core technology. This $900,000 is being amortized over its estimated useful life of five years.

During the year ended December 31, 2009, the Company made an additional $3.5 million payment in connection with the Company’s 2008 acquisition of CP Secure in connection with the achievement of certain product acceptance criteria. This resulted in an increase in goodwill of $3.5 million.

Infrant Technologies, Inc.

On May 16, 2007, the Company completed the acquisition of 100% of the outstanding shares of Infrant Technologies, Inc. (“Infrant”), a developer of network attached storage products. The Company believes the acquisition will accelerate the Company’s participation in the expanding market for network attached storage. The aggregate purchase price was $60 million, paid in cash. Under the terms of the acquisition agreement, Infrant shareholders may receive a total additional payout of up to $20 million in cash over the three years following closure of the acquisition if specific revenue targets are reached, of which $10 million was paid in November 2008. Additionally, the Company has accrued $113,000 for compensation expense related to the second potential payout in the three months ended December 31, 2009. Any additional payout will primarily be accounted for as additional purchase price and will be recorded as an increase in goodwill.

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

In accordance with the purchase method of accounting, the Company allocated the total purchase price to tangible assets, liabilities and identifiable intangible assets based on their estimated fair values. Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed. Purchased intangibles are amortized on a straight-line basis over their respective estimated useful lives. Goodwill arises as a result of, among other factors, future unidentified new products and new technologies as well as the implicit value of future cost savings as a result of the combining of entities. The total allocation of the purchase price in 2007 was as follows (in thousands):

Cash and cash equivalents	$2,787
Accounts receivable	1,202
Inventories	3,504
Deferred income taxes	667
Prepaid expenses and other current assets	36
Property and equipment	128
Intangibles	22,700
Goodwill	38,185
Accounts payable	(697)
Accrued employee compensation	(396)
Other accrued liabilities	(1,048)
Deferred income tax liability	(6,814)

Total purchase price allocation	$60,254

None of the goodwill recognized related to Infrant is deductible for income tax purposes.

A total of $4.1 million of the $22.7 million in acquired intangible assets was designated as in-process research and development. In-process research and development was expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. The Company acquired three in-process research and development projects. Two projects involve development of new products in the ReadyNAS desktop product category, and one project involves development of a higher end version of a product currently selling in the ReadyNAS rack mount product category. These three projects required further research and development to determine technical feasibility and commercial viability. The fair value assigned to in-process research and development was determined using the income approach, under which the Company considered the importance of products under development to the Company’s overall development plans, estimated the costs to develop the purchased in-process research and development into commercially viable products, estimated the resulting net cash flows from the products when completed and discounted the net cash flows to their present values. The Company used discount rates ranging from 36% to 38% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the products’ development and success as well as the products’ stage of completion. The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results. The Company incurred costs of approximately $1.6 million to complete the projects, of which approximately $1.4 million was incurred during the year ended December 31, 2008 and an additional $200,000 was incurred during the year ended December 31, 2009. The Company completed two projects in the middle of the year ended December 31, 2008 and the final project in the middle of the year ended December 31, 2009.

A total of $10.8 million of the $22.7 million in acquired intangible assets was designated as existing technology. The value was calculated based on the present value of the future estimated cash flows derived from projections of future revenue attributable to existing technology. This $10.8 million is being amortized over its estimated useful life of four years.

A total of $5.2 million of the $22.7 million in acquired intangible assets was designated as core technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated royalty savings attributable to the core technology. This $5.2 million is being amortized over its estimated useful life of four years.

A total of $2.6 million of the $22.7 million in acquired intangible assets was designated as trademarks. The value was calculated based on the present value of the future estimated cash flows derived from estimated royalty savings attributable to use of the trademarks. This $2.6 million is being amortized over its estimated useful life of six years.

In November 2008, the Company made an additional $10 million payment in connection with the Company’s 2007 acquisition of Infrant in connection with the achievement of certain revenue targets. This resulted in an increase in goodwill of $8.7 million, the recognition of compensation expense of $650,000, and a reduction in taxes payable of $620,000. Additionally, in December 2009 the Company has accrued $113,000 for compensation expense related to the second potential payout.

Note 3—Balance Sheet Components (in thousands):

Available-for-sale short-term investments consist of the following:

	December 31,
	2009			2008
	Cost	Unrealized Gain	Estimated Fair Value	Cost	Unrealized Gain	Estimated Fair Value
U.S. Treasury bills and notes	$74,892	$6	$74,898	$10,061	$109	$10,170

Accounts receivable and related allowances consist of the following:

		December 31,
		2009	2008
		(In thousands)
Gross accounts receivable		$178,430	$153,333

Less:	Allowance for doubtful accounts	(2,039)	(1,918)
	Allowance for sales returns	(11,993)	(9,710)
	Allowance for price protection	(1,545)	(3,430)

	Total allowances	(15,577)	(15,058)

Accounts receivable, net		$162,853	$138,275

Inventories consist of the following:

	December 31,
	2009	2008
	(In thousands)
Raw materials	$1,150	$639
Finished goods	89,440	111,601

Total	$90,590	$112,240

Property and equipment, net, consists of the following:

	December 31,
	2009	2008
Computer equipment	$5,084	$6,101
Furniture, fixtures and leasehold improvements	8,435	8,734
Software	17,954	18,083
Machinery	11,549	8,923
Construction in progress	415	158

	43,437	41,999
Less: Accumulated depreciation and amortization	(26,546)	(21,707)

	$16,891	$20,292

Depreciation and amortization expense pertaining to property and equipment in 2009, 2008 and 2007 was $7.3 million, $6.3 million and $5.3 million, respectively.

Goodwill

Activity related to goodwill consisted of the following:

	Year Ended December 31,
	2009	2008
Balance as of beginning of the period	$61,400	$41,985
Additions related to earn-out payments	3,500	8,729
Net additions related to acquisitions	8	10,686

Balance at end of period	$64,908	$61,400

During 2009, the Company recorded $3.5 million of goodwill associated with a $3.5 million earn-out payment made in connection with the Company’s 2008 acquisition of CP Secure (see Note 2 of the Notes to Consolidated Financial Statements). The Company also recorded an additional $39,000 of goodwill associated with additional acquisition costs related to the Company’s 2008 acquisition of CP Secure, and recorded a $31,000 reduction in goodwill associated with the Company’s 2007 acquisition of Infrant.

Intangibles, net, consist of the following:

	December 31, 2008 Cost	December 31, 2008 Net	Additions	Amortization Expense	December 31, 2009 Net	Weighted Average Amortization Period (Years)
Core technology	$7,100	$3,933	$—	$1,480	$2,453	1.06
Existing technology	12,000	7,500	—	3,100	4,400	0.73
Trademarks	2,600	1,878	—	433	1,445	1.67
Non-compete agreements	100	—	—	—	—	—

Total intangible assets	$21,800	$13,311	$—	$5,013	$8,298	0.99

	December 31, 2007 Cost	December 31, 2007 Net	Additions	Amortization Expense	Impairment Charge	December 31, 2008 Net	Weighted Average Amortization Period (Years)
Core technology	$6,200	$4,979	$900	$1,488	$458	$3,933	1.47
Existing technology	10,800	9,000	1,200	2,700	—	7,500	1.22
Trademarks	2,600	2,311	—	433	—	1,878	2.17
Non-compete agreements	100	29	—	29	—	—	—

Total intangible assets	$19,700	$16,319	$2,100	$4,650	$458	$13,311	1.43

Amortization expense related to intangibles in 2009, 2008 and 2007 was $5.0 million, $4.7 million, and $3.3 million, respectively.

In 2008 the Company recorded an impairment charge within cost of revenue in the Consolidated Statements of Operations of $458,000 for the net carrying value of intangibles acquired during the Company’s 2006 acquisition of Skipjam Corp. Recoverability was assessed based on undiscounted estimated future net cash flows, and the impairment charge was based on fair value using discounted cash flows. No such impairment charges were recorded in 2009 or in years prior to 2007.

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2010	$5,013
2011	2,347
2012	613
2013	325

Total expected amortization expense	$8,298

Other non-current assets consist of the following:

	December 31,
	2009	2008
	(In thousands)
Non-current deferred income taxes	4,663	—
Other	3,636	1,858

Other non-current assets	$8,299	$1,858

Other accrued liabilities consist of the following:

	December 31,
	2009	2008
	(In thousands)
Sales and marketing programs	$30,767	$33,584
Warranty obligation	30,610	28,607
Freight	6,958	3,546
Other	19,559	22,010

Other accrued liabilities	$87,894	$87,747

Note 4—Restructuring:

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring as a separate line item in its Consolidated Statements of Operations.

In July 2008, the Company ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to its new corporate headquarters in San Jose, California. The Company initially expected to sublease the majority of this space through the end of the operating leases, the longest of which extends to December 2010. However, in the three months ended June 28, 2009, a sub-lessee ceased making payments, and the Company does not expect to find a replacement sub-lessee for the defaulting sub-lessee during the remaining term of the lease. Additionally, in the three months ended September 27, 2009, the Company agreed to reduce the monthly facility maintenance fees owed to the Company by the sub-lessee. As a result of these events, the Company increased its accrual for restructuring charges by $702,000 in the year ended December 31, 2009 to reflect the decrease in sublease income through the remaining term of the lease. In total, the Company recognized $809,000 in expenses related to future lease payments on the vacated facilities in the year ended December 31, 2009.

The following is a summary of the accrued restructuring charges related to ceasing use of certain buildings:

	Accrued Restructuring Charges at December 31, 2008	Adjustment to Accrual Recognition	Ongoing Exit Expense	Present Value Accretion	Cash Payments	Accrued Restructuring Charges at December 31, 2009
	(In thousands)
Abandonment of excess leased facilities	$354	$702	$50	$57	$(647)	$516
Current portion	$264					$516
Long-term portion	$90					$—

	Accrued Restructuring Charges at December 31, 2007	Initial Accrual Recognition	Adjustment to Initial Accrual Recognition	Ongoing Exit Expense	Present Value Accretion	Cash Payments	Accrued Restructuring Charges at December 31, 2008
	(In thousands)
Abandonment of excess leased facilities	$—	$955	$(21)	$12	$18	$(610)	$354
Current portion	$—						$264
Long-term portion	$—						$90

Additionally, on November 12, 2008, the Company terminated the employment of approximately 35 individuals. The Company recognized $965,000 in expenses related to this restructuring in the year ended

December 31, 2008, of which $94,000 was accrued in the year ended December 31, 2008 and paid in the year ended December 31, 2009.

Note 5—Derivative Financial Instruments:

The Company’s subsidiaries have had and will continue to have material future cash flows, including revenue and expenses, that are denominated in currencies other than the Company’s functional currency. The Company and all its subsidiaries designate the U.S. dollar as the functional currency. Changes in exchange rates between the Company’s functional currency and other currencies in which the Company transacts will cause fluctuations in cash flow expectations and cash flow realized or settled. Accordingly, the Company uses derivatives to mitigate its business exposure to foreign exchange risk. The Company enters into foreign currency forward contracts in Australian dollars, British pounds, euros, and Japanese yen to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses, and on certain existing assets and liabilities. The Company does not enter into derivatives transactions for trading or speculative purposes.

Cash flow hedges

To help manage the exposure of gross and operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue, and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for three to six months. The Company enters into about six forward contracts per quarter with an average size of about $6 million USD equivalent related to its cash flow hedge program.

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not enter into any cash flow hedges in the year ended December 31, 2008. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the year ended December 31, 2009 and December 31, 2008, respectively.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities which may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about two non-designated derivatives per month. The average size of its non-designated hedges is about $3 million USD equivalent and these hedges range from one to five months in duration.

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

The Company’s foreign currency forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counter-parties of its forward contracts. The Company enters into derivative contracts with high-quality financial institutions. In addition, the derivative contracts are limited to a time period of less than six months and the Company continuously evaluates the credit standing of its counter-party financial institutions. The counter-parties to these arrangements are large highly rated financial institutions and the Company does not consider non-performance a material risk.

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded as of December 31, 2009 and December 31, 2008 are summarized as follows:

Derivative Assets	Balance Sheet Location	Fair Value at December 31, 2009	Balance Sheet Location	Fair Value at December 31, 2008
	(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$1,329	Prepaid expenses and other current assets	$1,494
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—

Total		$1,329		$1,494

Derivative Liabilities	Balance Sheet Location	Fair Value at December 31, 2009	Balance Sheet Location	Fair Value at December 31, 2008
	(In thousands)
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(347)	Other accrued liabilities	$(3,275)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	(1)	Other accrued liabilities	—

Total		$(348)		$(3,275)

For details of the Company’s fair value measurements, please see Note 13 of the Notes to Consolidated Financial Statements.

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative Year ended December 31, 2009	Amount of Gains or (Losses) Recognized in Income on Derivative Year ended December 31, 2008
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(997)	$1,165

The effects of the Company’s derivative instruments on other comprehensive income and the Consolidated Statement of Operations for the year ended December 31, 2009 are summarized as follows:

Derivatives Designated as Hedging Instruments	Year ended December 31, 2009
	Gain or (Loss) Recognized in OCI-Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(499)	Net revenue	$(707)	Other income (expense), net	$(85)
Foreign currency forward contracts	—	Cost of revenue	15	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	173	Other income (expense), net	—

Total	$(499)		$(519)		$(85)

(a)	Refer to Note 14, which summarizes the activity in other comprehensive income related to derivatives.

The Company did not have any derivatives designated as hedging instruments in the year ended December 31, 2008.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the year ended December 31, 2009 or 2008.

Note 6—Net Income Per Share:

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

Net income per share for the years ended December 31, 2009, 2008, and 2007 are as follows (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Net income	$9,333	$18,050	$45,954

Weighted average shares outstanding:
Basic	34,485	35,212	34,809
Options and awards	363	407	1,030

Total diluted shares	34,848	35,619	35,839

Basic net income per share	$0.27	$0.51	$1.32

Diluted net income per share	$0.27	$0.51	$1.28

Anti-dilutive common stock options totaling 3,614,698, 3,231,105, and 1,162,953 were excluded from the weighted average shares outstanding for the diluted per share calculation for 2009, 2008 and 2007, respectively.

Note 7—Other Income (Expense), Net:

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Foreign currency transaction gains (losses), net	$954	($7,219)	$3,298
Foreign currency contract gains (losses), net	(1,082)	(1,165)	—

Total	($128)	($8,384)	$3,298

Note 8—Income Taxes:

Income before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$38,943	$54,222	$48,715
International	(6,376)	(8,879)	28,121

Total	$32,567	$45,343	$76,836

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
U.S. Federal	$23,718	$21,451	$25,722
State	2,270	2,959	4,138
Foreign	2,749	5,541	2,509

	28,737	29,951	32,369

Deferred:
U.S. Federal	(4,951)	(1,750)	(2,709)
State	(469)	(908)	(928)
Foreign	(83)	—	2,150

	(5,503)	(2,658)	(1,487)

Total	$23,234	$27,293	$30,882

Net deferred tax assets consist of the following (in thousands):

	Year Ended December 31,
	2009	2008
Deferred Tax Assets:
Accruals and allowances	$12,213	$12,216
Net operating loss carryforwards	368	343
Stock-based compensation	5,418	4,103
Deferred rent	2,624	2,878
Deferred revenue	191	695
Tax credit carryforwards	2,112	686
Other	974	250

	23,900	21,171
Deferred Tax Liabilities:
Acquired intangible assets	(2,399)	(4,246)
Depreciation and amortization	(3,491)	(3,811)

	(5,890)	(8,057)

Net deferred tax assets	$18,010	$13,114

Current portion	$13,347	$13,129
Non-current portion	4,663	(15)

Net deferred tax assets	$18,010	$13,114

Management’s judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. In management’s judgment it is more likely than not that such assets will be realized in the future as of December 31, 2009, and as such no valuation allowance has been recorded against the Company’s deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2009	2008	2007
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	3.1	3.7	3.7
Impact of international operations	28.4	19.4	(0.6)
Non-deductible stock-based compensation	4.0	2.8	1.4
In-process research and development	—	—	1.9
Tax credits	(1.7)	(1.9)	(0.9)
Others	2.5	1.2	(0.3)

Provision for income taxes	71.3%	60.2%	40.2%

Income tax benefits in the amount of $136,000, $81,000 and $8.4 million related to the exercise of stock options were credited to additional paid-in capital during the years ended December 31, 2009, 2008 and 2007, respectively. As a result of changes in fair value of available for sale securities, income tax expense of $40,000 and $11,000 was recorded in comprehensive income related to the year ended December 31, 2009 and December 31, 2008, respectively.

As of December 31, 2009, the Company has $669,000 and $1.5 million of acquired federal and state net operating losses as well as $128,000 of California tax credits carryforwards from its acquisition of Infrant. Use of these losses and credits are subject to annual limitation under Internal Revenue Code Section 382. Additionally, excluding deferred tax benefits arising from uncertain tax positions, the Company has California tax credit carryforwards of $564,000 as of December 31, 2009 that resulted from limitations on use imposed by the State of California. The federal losses expire in different years beginning in fiscal 2021. The state loss begins to expire in fiscal 2014. The state tax credit carry-forward has no expiration.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2005. The Company has limited audit activity in various states and foreign jurisdictions. Currently the Company does not expect a material change in unrecognized tax benefits to occur during the next 12 months.

The Company adopted the provisions of updated guidance for income taxes on January 1, 2007. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows (in millions):

Federal, State, and Foreign Tax
Gross UTB Balance at January 1, 2007	$3,428
Additions based on tax positions related to the current year	6,147
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	(6)
Reductions due to lapse of applicable statutes	(233)

Gross UTB Balance at December 31, 2007	9,336
Additions based on tax positions related to the current year	3,940
Additions for tax positions of prior years	658
Reductions for tax positions of prior years	(140)
Settlements	—
Reductions due to lapse of applicable statutes	(503)

Gross UTB Balance at December 31, 2008	13,291
Additions based on tax positions related to the current year	3,608
Additions for tax positions of prior years	184
Reductions for tax positions of prior years	(1)
Settlements	—
Reductions due to lapse of applicable statutes	(581)

Gross UTB Balance at December 31, 2009	$16,501

The total amount of net unrecognized tax benefits that, if recognized would affect the effective tax rate as of December 31, 2009 is $14.2 million. The ending net UTB results from adjusting the gross balance at December 31, 2009 for items such as U.S. federal and state deferred tax, foreign tax credits, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the period ended December 31, 2007, December 31, 2008 and December 31, 2009, total interest and penalties expensed were $643,000, $515,000 and $354,000, respectively. As of December 31, 2008 and December 31, 2009, accrued interest on a gross basis was $1.2 million and $1.5 million, respectively. No penalties have been accrued. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Because of the impact of deferred tax accounting, other than interest, the impact of any uncertain tax benefits related to temporary differences would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

With the exception of those foreign sales subsidiaries for which deferred tax has been provided, the Company intends to indefinitely reinvest foreign earnings. These earnings were approximately $13.2 million and $22.8 million as of December 31, 2009 and December 31, 2008, respectively. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

Note 9—Commitments and Contingencies:

Litigation and Other Legal Matters

NETGEAR v. CSIRO

In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (“CSIRO”), in the San Jose division of the United States District Court, Northern District of California. The complaint alleged that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a, 802.11g, and 802.11n wireless LAN standards infringe this patent. In July 2006, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc., which Buffalo appealed and which was partially remanded to the District Court. The District Court consolidated this action with three related actions involving other companies (such as Buffalo) accused of infringing CSIRO’s patent. The Company attended a Court-mandated mediation in November 2007 but failed to resolve the litigation. The District Court held a June 26, 2008 claim construction hearing. On August 14, 2008, the District Court issued a claim construction order and denied a motion for summary judgment of invalidity. In December 2008, the parties filed numerous motions for summary judgment concerning, among other things, infringement, validity, and other affirmative defenses. The District Court commenced a jury trial on April 13, 2009 regarding all liability issues for the four consolidated cases. On April 20, 2009, the Company and CSIRO executed a Memorandum of Understanding (“MOU”) setting forth the terms of a settlement and license agreement between the Company and CSIRO. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company agreed to make a one-time lump sum payment in consideration for a fully paid perpetual license and a covenant not to sue with respect to the ‘069 patent and all foreign counterparts and related patents. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patent, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense of $2.4 million, which was primarily recognized in the three months ended March 29, 2009. Additionally, the Company allocated $2.6 million of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold. Of this $2.6 million, $413,000 was amortized and expensed in the year ended December 31, 2009.

Wi-Lan Inc. v. NETGEAR

In October 2007, a lawsuit was filed against the Company by Wi-Lan Inc. (“Wi-Lan”), a patent-holding company existing under the laws of Canada, in the U.S. District Court, Eastern District of Texas. Wi-Lan alleges that the Company infringes U.S. Patent Nos. 5,282,222, RE37,802 and 5,956,323. Wi-Lan has accused the

Company of infringement with respect to its wireless networking products compliant with the IEEE 802.11 standards and ADSL products compliant with the ITUG.992 standards. Wi-Lan has also sued 21 other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. This action is now in the discovery phase. The District Court has scheduled a September 1, 2010 claim construction hearing and a January 4, 2011 jury trial.

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Western District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. The District Court held a claim construction hearing on August 15, 2008. On September 10, 2008, the District Court issued a claim construction order. In February 2009, the parties filed numerous motions for summary judgment concerning, among other things, non-infringement, invalidity, and other affirmative defenses. In September 2009, the District Court granted the Company’s motion for summary judgment of non-infringement of the three patents-in-suit. The District Court determined that the Company’s compliance with the 802.11 standard did not necessarily infringe the patents-in-suit and that the plaintiffs did not provide adequate evidence regarding the function of the Company’s products to put the issue of infringement before a jury. In light of the District Court’s determination that the patents-in-suit were not infringed, the District Court declined to address the Company’s summary judgment claims of the invalidity of the patents in question. On October 19, 2009, the Plaintiffs filed their Notice of Appeal indicating that they will appeal the District Court’s summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On December 23, 2009, the Plaintiffs filed two briefs with the Federal Circuit appealing the District Court’s summary judgment rulings. On December 30, 2009, the District Court ordered litigation costs in the amount of $175,930.03 to be reimbursed to the Company. The Company filed its opposition brief on February 18, 2010.

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

Network-1 Security Solutions, Inc. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Network-1 Security Solutions, Inc. (“Network-1”), a patent-holding company existing under the laws of the State of Delaware, in the U.S. District Court for the Eastern District of Texas. Network-1 alleged that the Company’s power over Ethernet (“PoE”) products infringed its U.S. Patent No. 6,218,930. Network-1 also sued six other companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. In May 2009, without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to make a one-time lump sum payment of $350,000, recorded as a litigation settlement expense in the three months ended March 29, 2009, in consideration for a license to the patent in suit as well as a dismissal with prejudice of the lawsuit. Under the license, the Company will pay future running royalties on certain of its PoE products which will be recognized as a component of cost of revenue as the related products are sold.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court for the Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 and 7,193,562 in the course of deploying Wi-Fi antenna array technology in its WPN824 RangeMax wireless router. Ruckus also sued Rayspan Corporation alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the third quarter of 2008. The Company and Rayspan Corporation jointly filed a request for inter partes reexamination of the Ruckus patents with the USPTO on September 4, 2008. The Court issued a stay of the litigation while the reexaminations proceeded in the USPTO. On November 28, 2008, a reexamination was ordered with respect to claims 11-17 of U.S. Patent No. 7,193,562, but denied with respect to claims 1-10 and 18-36. On December 17, 2008, the defendants jointly filed a petition to challenge the denial of reexamination of claims 1-10 and 18-36 of U.S. Patent No. 7,193,562. In July 2009, the petition was denied, and the remaining claims 11-17 were confirmed. The Company is appealing the confirmation of claims 11-17. On December 2, 2008, reexamination was granted to U.S. Patent No. 7,358,912. In early October 2009, the Company received an Action Closing Prosecution in the reexamination of the 7,358,912 patent. All the claims of the 7,358,912 patent, with the exception of the unchallenged claims 7 and 8, were finally rejected. On October 30, 2009, Ruckus submitted an “after-final” amendment in the 7,358,912 patent reexamination proceeding. The Company’s comments to Ruckus’ “after-final” amendment were submitted on November 30, 2009. The reexaminations and related appeals are proceeding in the USPTO. On December 1, 2009, the Court found that bifurcating the 7,193,562 patent from the 7,358,912 patent and commencing litigation on the 7,193,562 patent while the USPTO reexamination process and appeals are still pending would be an inefficient use of the Court’s resources. Accordingly, the Court ruled that the litigation stay remains in effect. The parties next status report is due by May 25, 2010.

On November 4, 2009, Ruckus filed a new complaint in the Northern District of California alleging the Company and Rayspan Corporation infringe a patent that is related to the patents previously asserted against the Company and Rayspan Corporation by Ruckus, as discussed above. This newly asserted patent is U.S. Patent No. 7,525,486 and entitled “Increased wireless coverage patterns.” As with the previous Ruckus action, the WPN824 RangeMax wireless router is the alleged infringing device. The Company challenged the sufficiency of Ruckus’s complaint in this new action and moved to dismiss the complaint. Ruckus opposed this motion. The Court partially agreed with the Company’s motion and ordered Ruckus to submit a new complaint. The initial case management conference (“CMC”) occurred on February 11, 2010. At the CMC, the District Court indicated that it may stay the newly-filed action until completion of the pending re-examination in the related action and asked the parties to brief the issue. In addition, the District Court set a Claim Construction hearing of November 17, 2010 for the newly-filed action. If the District Court stays the newly filed action, the claim construction hearing would occur at a later date.

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and thirty other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court for the Northern District of Alabama. Northpeak alleges that the Company’s 802.11b compatible products infringe U.S. Patent Nos. 4,977,577 and 5,987,058. The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court for the Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the USPTO on the asserted patents. The USPTO recently decided to grant reexamination on both of the patents asserted by Northpeak. The case is still stayed by stipulation, and no trial date has been set.

Finoc, LLC v. NETGEAR

In February 2009, a lawsuit was filed against the Company and fourteen other companies by Finoc Design Consulting OY (“Finoc”) in the U.S. District Court for the Eastern District of Texas. Finoc alleged that the Company’s wireless DSL gateway products infringe U.S. Patent No. 6,850,560. In June 2009, without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to make a one-time lump sum payment of $82,500 in consideration for a fully paid perpetual license to the patent in suit as well as a dismissal with prejudice by Finoc. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patents, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense in the three months ended June 28, 2009. Additionally, the Company allocated the balance of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold.

Data Network Storage, LLC v. NETGEAR

In April 2009, a lawsuit was filed against the Company and fourteen other companies by Data Network Storage, LLC (“DNS”) in the U.S. District Court for the Southern District of California. DNS alleges that the Company and the other third parties infringe U.S. Patent No. 6,098,128. In particular, DNS is alleging that several of the Company’s ReadyNAS products infringe upon DNS’s patents. The Company filed its answer to the lawsuit in July 2009 and asserted that DNS’s patents were both invalid and had not been infringed upon by the Company. In September 2009, at a Court-sanctioned early neutral evaluation, the parties were unable to reach an agreement on a settlement, and discovery is in process. On January 27, 2010 the Court denied co-defendant Fujitsu America, Inc.’s motion to stay the litigation, and the Company submitted its invalidity contentions on February 1, 2010. The claim construction hearing is scheduled for July 20, 2010, and a trial date has not yet been scheduled.

WIAV Networks, LLC v. NETGEAR

In July 2009, a lawsuit was filed against the Company and over fifty other companies by WIAV Networks, LLC (“WIAV”) in the U.S. District Court for the Eastern District of Texas. WIAV alleges that the Company and the other defendants infringe U.S. Patent Nos. 6,480,497 and 5,400,338. WIAV alleges that the Company’s wireless networking devices, including various routers and gateways, infringe upon WIAV’s patents. The Company filed its answer to the lawsuit in October 2009 and asserted that WIAV’s patents were both invalid and not infringed by the Company. The status conference has not yet been scheduled, and discovery has not yet commenced.

PACid Group, LLC v. NETGEAR

In July 2009, a lawsuit was filed against the Company and thirty other companies by The PACid Group, LLC (“PACid”) in the U.S. District Court for the Eastern District of Texas. PACid alleges that the Company and the other defendants infringe U.S. Patent Nos. 5,963,646 and 6,049,612. PACid alleges that certain unnamed NETGEAR products that use encryption methods infringe upon PACid’s patents. The Company filed its answer to the lawsuit in September 2009 and asserted that PACid’s patents were both invalid and not infringed by the Company. The status conference has not yet been scheduled, and discovery has not yet commenced.

MPH Technologies Oy v. NETGEAR

On February 4, 2010, the Company was sued by MPH Technologies Oy (“MPH”) for infringement of U.S. patent 7,346,926 entitled “Method for Sending Messages Over Secure Mobile Communication Links.” MPH

alleges that The Company’s VPN Client Software, Dual WAN gigabit SSL VPN Firewall, ProSafe Dual WAN VPN Firewall with 8-port 10/100 Switch, ProSafe VPN Firewall with 8-port 10/100 Switch, ProSafe VPN Firewall 8 with 8-Port 10/100 Switch, ProSafe VPN Firewall 8 with 4-Port 10/100 Mbps Switch, ProSafe 802 11 g Wireless ADSL Modem VPN Firewall Router, ProSafe Wireless-N VPN Firewall, and ProSafe 802 11 wireless VPN Firewall 8 with 8-port 10/100 Mbps Switch infringe upon U.S. patent 7,346,926. The Company has not yet answered the complaint.

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

In June 2006, the Company received a request for indemnification from Charter and Charter Communications Operating, LLC, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Rembrandt Technologies, L.P. (“Rembrandt”), a patent-holding company. Rembrandt also filed a similar lawsuit in the same jurisdiction against Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP. Rembrandt alleged that products implementing the DOCSIS standard, which are supplied to Charter, Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP by, among others, the Company, infringe various patents held by Rembrandt. In June 2007, the Judicial Panel on Multidistrict Litigation ordered these and other similar patent cases brought by Rembrandt consolidated and transferred to the U.S. District Court for the District of Delaware. In November 2007, the Company along with Motorola, Inc., Cisco Systems, Inc., Scientific-Atlanta, Inc., ARRIS Group, Inc., Thomson, Inc. and Ambit Microsystems, Inc. filed a complaint for declaratory judgment in the U.S. District Court for the District of Delaware against Rembrandt, seeking a declaration that eight asserted Rembrandt patents asserted in the transferred cases are either invalid or not infringed. The District Court held a claim construction hearing on August 5, 2008. On November 29, 2008, the District Court issued its claim construction order. After the District Court’s order, Rembrandt agreed to drop three patents from the case, leaving five patents at issue. The District Court held a mediation on March 3-4, 2009 but the parties were unable to reach a resolution. On July 21, 2009, Rembrandt delivered to the Company and other parties an executed covenant not to sue on any of the eight patents originally in the suit, contending that the execution of the covenant divests the District Court of jurisdiction or renders moot the remaining claims and counterclaims in the action. On July 31, 2009, Rembrandt filed a motion to dismiss the litigation. While Rembrandt’s motion was pending, the defendants filed motions for summary judgment, sanctions, and responses to Rembrandt’s motion to dismiss. In early October 2009, the District Court suspended all further dates for the case while it reviewed the pending motions and case status. On October 23, 2009, the Court ordered Rembrandt to supplement the covenant not to sue to include any products or services that comply with DOCSIS 1.0, 1.1, 2.0 or 3 and dismissed Rembrandt’s various infringement claims on the eight patents with prejudice. The Court gave Rembrandt five days to withdraw its motion to dismiss the litigation if it found the Court’s conditions on dismissal to be unacceptable. Rembrandt did not withdraw its motion to dismiss the litigation, and on October 30, 2009, Rembrandt executed a covenant not to sue on any of the eight patents in the case and any products or services that comply with DOCSIS 1.0, 1.1, 2.0 or 3. The Company and its co-defendants moved for attorneys’ fees to be paid by Rembrandt. Rembrandt has opposed the motion.

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

Based on currently available information, the Company does not believe that the ultimate outcomes of any unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations within the next 12 months. However, litigation is subject to inherent uncertainties, and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Environmental Regulation

The European Union (“EU”) has enacted legislation relating to disposal of certain products. The Waste Electrical and Electronic Equipment Directive, makes producers of electrical goods, including home and small business networking products, which are placed on the market after August 1, 2005 financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for fiscal 2007, 2008, or 2009. The Company believes it is meeting the requirements of the WEEE Directive. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance. In 2006 the EU also enacted the Battery Directive. Some member states have enacted legislation which require producers of equipment containing certain types of batteries to be financially responsible for recovery and disposal. The Company believes it meets the requirements of Battery Directive legislation.

Additionally, the EU has enacted the Restriction of Hazardous Substances Directive (“RoHS Legislation”). The RoHS Legislation, along with similar legislation in China, prohibits the use of certain substances, including mercury and lead, in certain products put on the market after July 1, 2006. The EU also enacted the Registration, Evaluation, Authorisation and restriction of CHemicals (REACH) Legislation, which came into force on December 1, 2008 and also addresses the production and use of chemical substances. The Company believes it has met the requirements of the RoHS Legislation and the REACH Legislation.

The EU also implemented its Standby Regulations, which is one of a number of measures and initiatives developed to implement the 2005 EU Ecodesign Directive. The Standby Regulation entered into force on January 7, 2009. Generally, the Standby Regulation requires products to have operating modes with certain limited energy consumption requirements. The Company adopted the authoritative guidance for the Standby Regulation and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for fiscal 2009. The Company is continuing to evaluate the impact of the Standby Regulation and similar legislation in other jurisdictions as individual countries issue their implementation guidance. The Company believes it meets the requirements of the Standby Regulation.

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

Leases

The Company leases office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended, December 31, 2009, 2008 and 2007 was $6.2 million, $6.3 million, and $3.4 million, respectively. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating leases, net of sublease payments, are as follows (in thousands):

Year Ending December 31,
2010	$5,626
2011	4,238
2012	3,346
2013	3,330
2014	3,385
Thereafter	15,784

Total minimum lease payments	$35,709

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At December 31, 2009, the Company had $81.3 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009.

Note 10—Stockholder’s Equity:

At December 31, 2009, the Company had four stock-based employee compensation plans as described below. The total compensation expense related to these plans was approximately $11.0 million for the year ended December 31, 2009.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the Employee Stock Purchase Plan included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of revenue	$959	$864	$633
Research and development	1,973	3,218	2,391
Sales and marketing	4,147	3,406	3,013
General and administrative	3,945	3,835	2,842

	$11,024	$11,323	$8,879

The Company recognizes these compensation costs net of the estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

Total stock-based compensation cost capitalized in inventory was less than $250,000 in each of the years ended December 31, 2009, 2008, and 2007.

As of December 31, 2009, the Company has the following share-based compensation plans:

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

2003 Stock Plan

In April 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2003 Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, directors and consultants. The Company has reserved 750,000 shares of Common Stock plus any shares which were reserved but not issued under the 2000 Plan as of the date of the approval of the 2003 Plan. The number of shares which were reserved but not issued under the 2000 Plan that were transferred to the Company’s 2003 Plan were 615,290, which when combined with the shares reserved for the Company’s 2003 Plan total 1,365,290 shares reserved under the Company’s 2003 Plan as of the date of transfer. Any options cancelled under either the 2000 Plan or the 2003 Plan are returned to the pool available for grant. As of December 31, 2009, 249,451 shares were reserved for future grants under the Company’s 2003 Plan.

Options under the 2003 Plan may be granted for periods of up to ten years, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the underlying stock on the date of grant and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the underlying stock on the date of grant. To date, options granted generally vest over four years, with the first tranche vesting at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years. In fiscal 2005, certain options granted under the 2003 Plan immediately vested and were exercisable on the date of grant, and the shares underlying such options were subject to a resale restriction which expires at a rate of 25% per year.

2006 Long Term Incentive Plan

In April 2006, the Company adopted the 2006 Long Term Incentive Plan (the “2006 Plan”), which was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders on May 23, 2006. The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards and other stock awards, to eligible directors, employees and consultants of the Company. Upon the adoption of the 2006 Plan, the Company reserved 2,500,000 shares of common stock for issuance under the 2006 Plan. In June 2008, the Company adopted amendments to the 2006 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2006 plan by an additional 2,500,000 shares. As of December 31, 2009, 1,058,274 shares were reserved for future grants under the 2006 Plan.

Options granted under the 2006 Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, directors and consultants. Options may be granted for periods of up to ten years, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than the estimated fair value of the underlying stock on the date of grant and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the underlying stock on the date of grant. Options granted under the 2006 Plan generally vest over four years, with the first tranche vesting at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

Stock appreciation rights may be granted under the 2006 Plan subject to the terms specified by the plan administrator, provided that the term of any such right may not exceed ten (10) years from the date of grant. The exercise price generally cannot be less than the fair market value of the Company’s common stock on the date the stock appreciation right is granted.

Restricted stock awards may be granted under the 2006 Plan subject to the terms specified by the plan administrator. The period over which any restricted award may fully vest is generally no less than three (3) years. Restricted stock awards are non-vested stock awards that may include grants of restricted stock or grants of restricted stock units. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. During that period, ownership of the shares cannot be transferred. Restricted stock has the same voting rights as other common stock and is considered to be currently issued and outstanding. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

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

2006 Stand-Alone Stock Option Agreement

In August 2006, the Company reserved for and granted a 300,000 share NSO in connection with the hiring of a key executive. As of December 31, 2009, no options remain outstanding under the 2006 Stand-Alone Stock Option Agreement.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Prior to January 1, 2006, employees were able to purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. As of January 1, 2006, the Company changed the ESPP such that employees will purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is now determined at the purchase date and there is no longer a look-back period, the Company recognizes the expense based on the 15% discount at purchase. For the years ended December 31, 2009, 2008, and 2007, ESPP compensation expense was $184,000, $250,000 and $232,000, respectively.

Valuation and Expense Information

The fair value of each option award granted under the Company’s ESPP equals the 15% discount at purchase. The fair value of each restricted stock unit under all share-based compensation plans equals the fair value of NETGEAR stock on the date of the grant. The fair value of each option award granted under all other share-based compensation plans is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on a combination of the historical volatility of the Company’s stock as well as the historical volatility of certain of the Company’s industry peers’ stock. The Company estimated the forfeiture rate for the years ended December 31, 2009, 2008, and 2007 based on its historical experience.

	Stock Options Granted Under non-ESPP Plans
	Year Ended December 31,
	2009	2008	2007
Expected life (in years)	4.4	4.3	4.5
Risk-free interest rate	1.73%	3.02%	4.48%
Expected volatility	50%	49%	53%
Dividend yield	—	—	—

The weighted average estimated fair value of options granted during the years ended December 31, 2009, 2008, and 2007, including options granted under the ESPP and not including restricted stock units, was $6.10, $9.57, and $15.36, respectively.

Stock options activity under the stock option plans during the years ended December 31, 2007, 2008, and 2009 were as follows (share data in thousands):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
December 31, 2006	3,934	$14.79
Granted	951	32.40
Exercised	(1,237)	11.07
Cancelled	(224)	23.22

December 31, 2007	3,424	$20.47
Granted	1,018	23.02
Exercised	(157)	15.01
Cancelled	(369)	24.22

December 31, 2008	3,916	$21.00
Granted	1,526	14.72
Exercised	(370)	8.07
Cancelled	(452)	21.19

December 31, 2009	4,620	$19.94

Information regarding the stock options outstanding at December 31, 2009, 2008, and 2007 is summarized below.

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (thousands)
As of December 31, 2009
Shares outstanding	4,620	$19.94	7.21	$20,935
Shares vested and expected to vest	4,298	$20.00	7.08	$19,378
Shares exercisable	2,459	$20.64	5.78	$10,491

As of December 31, 2008
Shares outstanding	3,916	$21.00	6.99	$3,410
Shares vested and expected to vest	3,820	$20.87	6.95	$3,406
Shares exercisable	2,272	$17.39	5.75	$3,353

As of December 31, 2007
Shares outstanding	3,424	$20.47	7.45	$52,424
Shares vested and expected to vest	3,333	$20.28	7.41	$51,656
Shares exercisable	1,744	$13.80	6.00	$38,134

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2009, 2008, and 2007 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009, December 31, 2008, and December 31, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2009, 2008 and 2007 was $3.4 million, $1.2 million, and $25.7 million, respectively.

The total fair value of options vested during the years ended December 31, 2009, 2008, and 2007 was $9.0 million, $9.1 million, and $6.4 million, respectively.

As of December 31, 2009, $15.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.28 years.

Cash received from option exercises and purchases under the ESPP for the years ended December 31, 2009, 2008 and 2007 was $3.0 million, $2.4 million, and $13.7 million, respectively.

Restricted stock units as of December 31, 2009, 2008, and 2007, and changes during the years ended December 31, 2009, 2008, and 2007 were as follows (share data in thousands):

	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	In thousands		In thousands		In thousands
Restricted stock units outstanding at beginning of year	235	$25.55	149	$27.67	114	$22.52
Restricted stock units granted	171	12.24	153	24.86	101	29.84
Restricted stock units vested	(104)	23.43	(58)	28.93	(51)	22.59
Restricted stock units cancelled	(15)	19.36	(9)	27.32	(15)	20.35

Restricted stock units outstanding at end of year	287	$18.71	235	$25.55	149	$27.67

Total intrinsic value of restricted stock units vested during the years ended December 31, 2009, 2008, and 2007 was $1.4 million, $1.2 million and $1.7 million, respectively.

The total fair value of restricted stock units vested during the year ended December 31, 2009, 2008 and 2007 was $2.4 million, $1.7 million and $1.2 million, respectively.

As of December 31, 2009, $3.0 million of total unrecognized compensation cost related to non-vested restricted stock units is expected to be recognized over a weighted-average period of 1.01 years.

Total fair value of stock-based compensation awards expensed for the years ended December 31, 2009, 2008, and 2007 was $7.8 million, $8.5 million, and $6.6 million, respectively, net of tax. The actual excess tax benefit recognized for the tax deduction arising from the exercise of stock-based compensation awards for the years ended December 31, 2009, 2008, and 2007 totaled $136,000, $81,000, and $8.4 million, respectively.

Common Stock Repurchase Programs

In October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6,000,000 shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. The Company did not repurchase any shares under this authorization during the year ended December 31, 2009. During the fiscal year ended December 31, 2008, the Company repurchased approximately 1.2 million shares or $12.0 million of common stock under this repurchase authorization.

In addition, the Company repurchased approximately 22,000 shares, or $282,000 of common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units during the year ended December 31, 2009. Similarly, during the years ended December 31, 2008 and December 31, 2007, the Company repurchased approximately 9,000 shares and 5,000 shares, respectively, or $206,000 and $150,000 of common stock, respectively, under the same program to help facilitate tax withholding for restricted stock units.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Note 11—Segment Information, Operations by Geographic Area and Customer Concentration:

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

For reporting purposes revenue is attributed to each geographic location based on the geographic location of the customer. Net revenue by geography comprises gross revenue less such items as sales incentives deemed to be a reduction of net revenue, sales returns and price protection, which reduce gross revenue.

Geographic information

Net revenue by geographic location is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$314,392	$297,641	$273,695
United Kingdom	91,943	120,994	183,341
EMEA (excluding UK)	200,239	233,064	197,013
Asia Pacific and rest of the world	80,021	91,645	73,738

	$686,595	$743,344	$727,787

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	Year Ended December 31,
	2009	2008
United States	$13,226	$17,632
EMEA	282	434
China	2,860	1,869
Asia Pacific and rest of the world (excluding China)	523	357

	$16,891	$20,292

Customer concentration (as a percentage of net revenue):

	Year Ended December 31,
	2009	2008	2007
Ingram Micro, Inc.	11%	14%	17%
Best Buy Co., Inc.	11%	8%	7%
Tech Data Corporation	8%	11%	14%
All others individually less than 10% of revenue	70%	67%	62%

	100%	100%	100%

Note 12—Employee Benefit Plan:

In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. Through December 31, 2007, the Company contributed an amount equal to 50% of the employee contributions up to a maximum of $1,500 per calendar year per employee. Beginning on January 1, 2008 through December 31, 2008, the Company contributed an amount equal to 100% of the employee contributions up to a maximum of $7,000 per calendar year per employee. Beginning on January 1, 2009 for the first three pay periods of 2009 only, which ended on January 30, 2009, the Company contributed an amount equal to 100% of the employee contributions up to a maximum of $7,000, for employees that remained active with the company through December 31, 2009. The Company expensed $508,000, $1.3 million and $698,000 related to the NETGEAR 401(k) Plan in the years ended December 31, 2009, 2008 and 2007, respectively.

Note 13—Fair Value of Financial Instruments:

The Company adopted updated authoritative guidance for fair value measurements and disclosures effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. This authoritative guidance applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Although there was no impact for adoption of this authoritative guidance to the consolidated financial statements, the Company is now required to provide additional disclosures as part of its financial statements. In accordance with additional authoritative guidance, the Company deferred adoption until January 1, 2009 as it relates to non-financial assets and liabilities except those measured at fair value in the financial statements on a recurring basis. The updated guidance establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following tables summarize the valuation of the Company’s financial instruments by the above categories as of December 31, 2009 and December 31, 2008:

	As of December 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$120,324	$120,324	$—	$—
Available-for-sale securities—Treasuries(1)	74,898	74,898	—	—
Foreign currency forward contracts(2)	1,329	—	1,329	—

Total	$196,551	$195,222	$1,329	$—

(1)	Included in short-term investments on the Company’s consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

	As of December 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts(3)	$(348)	$—	$(348)	$—

Total	$(348)	$—	$(348)	$—

(3)	Included in other accrued liabilities on the Company’s consolidated balance sheet.

	As of December 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$122,232	$122,232	$—	$—
Available-for-sale securities—Treasuries(1)	10,170	10,170	—	—
Foreign currency forward contracts(2)	1,494	—	1,494	—

Total	$133,896	$132,402	$1,494	$—

(1)	Included in short-term investments on the Company’s consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

	As of December 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts(3)	$(3,275)	$—	$(3,275)	$—

Total	$(3,275)	$—	$(3,275)	$—

(3)	Included in other accrued liabilities on the Company’s consolidated balance sheet.

The Company’s investments in cash equivalents and available for sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. All of the Company’s foreign currency forward contracts are with counterparties that have long-term credit ratings of A+ or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At December 31, 2009 and December 31, 2008, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts.

The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 14—Comprehensive Income and Cumulative Other Comprehensive Income, Net:

The following table sets forth the activity for each component of other comprehensive income, net of related taxes, for the year ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively (in thousands):

	Year ended December 31,
	2009	2008	2007
Net income	$9,333	$18,050	$45,954
Change in unrealized gains and losses on derivative instruments, net of tax	20	—	—
Change in unrealized gains and losses on available-for-sale securities, net of tax	(63)	(34)	106

Other comprehensive income (loss)	$(43)	$(34)	$106

Total comprehensive income	$9,290	$18,016	$46,060

The following table sets forth the components of cumulative other comprehensive income, net of related taxes, as of December 31, 2009 and December 31, 2008 (in thousands):

	As of December 31,
	2009	2008
Net unrealized gains on derivative instruments	$20	$—
Net unrealized gains on available-for-sale securities	4	67

Total cumulative other comprehensive income, net of taxes	$24	$67

Note 15—Subsequent Events:

In January 2010, the Company completed the acquisition of certain intellectual property and other assets of Leaf Networks, LLC (“Leaf”). The acquisition qualified as a business acquisition and will be accounted for using the purchase method of accounting. The aggregate purchase price was $2.1 million, paid in cash. Additionally, the acquisition agreement specified that Leaf shareholders may receive a total additional payout of up to $900,000 in cash over the three years following closure of the acquisition if developed products pass certain acceptance criteria. The Company has determined that the present value of the $900,000 potential additional payout is approximately $800,000, for which the Company will record a liability.

In accordance with the purchase method of accounting and as updated with the FASB’s April 2009 additional authoritative guidance for business combinations, the Company will allocate the total purchase price to identifiable intangible assets in the three months ending March 28, 2010 based on each element’s estimated fair value. Acquisition costs are expensed as incurred. Purchased intangibles will be amortized on a straight-line basis over their respective estimated useful lives. Goodwill will be recorded based on the residual purchase price after allocating the purchase price to the fair market value of intangible assets acquired certain expensed acquisition costs. Goodwill arises as a result of the $800,000 present valuation of the $900,000 potential additional payout, plus $100,000 in additional payment consideration. The preliminary allocation of the purchase price is as follows (in thousands):

Intangibles, net	2,000
Goodwill	900

Total purchase price allocation	$2,900

The $2.0 million in acquired intangible assets was designated as existing technology. The value was calculated based on the present value of the future estimated cash flows derived from projections of future revenue attributable to existing technology. This $2.0 million will be amortized over its estimated useful life of seven years.

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

	March 29, 2009	June 28, 2009	September 27, 2009	December 31, 2009
Net revenue	$152,018	$144,674	$171,071	$218,832
Gross profit	$42,931	$41,260	$55,745	$66,464
Provision for income taxes	$3,352	$4,434	$5,826	$9,622
Net income (loss)	$(3,770)	$(3,280)	$8,530	$7,853
Net income (loss) per share—basic	$(0.11)	$(0.10)	$0.25	$0.23
Net income (loss) per share—diluted	$(0.11)	$(0.10)	$0.24	$0.22

	March 30, 2008	June 29, 2008	September 28, 2008	December 31, 2008
Net revenue	$198,154	$204,464	$179,367	$161,359
Gross profit	$63,863	$66,409	$62,293	$48,459
Provision for income taxes	$7,862	$8,718	$7,929	$2,784
Net income	$11,226	$11,064	$3,103	$(7,343)
Net income per share—basic	$0.32	$0.31	$0.09	$(0.21)
Net income per share—diluted	$0.31	$0.31	$0.09	$(0.21)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework, issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Remediation of Material Weakness

During the second quarter of fiscal 2009, in connection with the restatement of our previously issued financial statements for the period ended March 29, 2009, and our assessment of our disclosure controls and procedures, management concluded that as of March 29, 2009, our disclosure controls and procedures were not effective and that we had a material weakness in internal control over financial reporting. The material weakness related to the accounting for income taxes. Specifically, we did not maintain a sufficient complement of tax personnel with the required proficiency to identify, evaluate, review, and report complex tax accounting matters. In order to remediate the material weakness, we engaged tax specialists to assist us in the preparation and review of the income tax provision. Additionally, in November 2009 we hired additional personnel in the tax department with sufficient knowledge and experience in tax to further supplement and strengthen the controls around the tax provision. As a result of these actions, management has concluded that we have remediated the material weakness related to income taxes as of December 31, 2009.

Changes in Internal Control over Financial Reporting

The discussion above under “Remediation of Material Weakness” includes a description of the material changes to the Company’s internal control over financial reporting during the fourth quarter of 2009 that materially affected the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2010 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Proxy Statement under the headings “Election of Directors,” “Board and Committee Meetings,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the information contained in the section captioned “Executive Officers of the Registrant” included under Part I of this Form 10-K.

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

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at http://www.netgear.com within four business days following the date of such amendment or waiver.

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

(a) The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial Statement Schedule.

The following financial statement schedule of NETGEAR, Inc. for the fiscal years ended December 31, 2009, 2008 and 2007 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of NETGEAR, Inc.

Schedule II—Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2009	1,918	217	(97)	2,038
Year ended December 31, 2008	2,307	43	(432)	1,918
Year ended December 31, 2007	1,727	966	(386)	2,307

Allowance for sales returns and product warranty:
Year ended December 31, 2009	38,317	67,340	(63,054)	42,603
Year ended December 31, 2008	36,974	69,748	(68,405)	38,317
Year ended December 31, 2007	29,428	62,982	(55,436)	36,974

Allowance for price protection:
Year ended December 31, 2009	3,430	6,563	(8,448)	1,545
Year ended December 31, 2008	497	7,489	(4,556)	3,430
Year ended December 31, 2007	3,194	5,297	(7,994)	497

(3) Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 1st day of March 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK C.S. LO Patrick C.S. Lo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2010

/S/ CHRISTINE M. GORJANC Christine M. Gorjanc	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010

/S/ JOCELYN CARTER-MILLER Jocelyn Carter-Miller	Director	March 1, 2010

/S/ RALPH E. FAISON Ralph E. Faison	Director	March 1, 2010

/S/ A. TIMOTHY GODWIN A. Timothy Godwin	Director	March 1, 2010

/S/ JEF GRAHAM Jef Graham	Director	March 1, 2010

/S/ LINWOOD A. LACY, JR. Linwood A. Lacy, Jr.	Director	March 1, 2010

/S/ GEORGE G. C. PARKER George G. C. Parker	Director	March 1, 2010

Signature	Title	Date

/S/ GREGORY J. ROSSMANN Gregory J. Rossmann	Director	March 1, 2010

/S/ JULIE A. SHIMER Julie A. Shimer	Director	March 1, 2010

INDEX TO EXHIBITS

Exhibit Number	Description
2.1**	Asset Purchase Agreement, dated as of September 22, 2008, by and among CP Secure International Holding Limited, the stockholders thereof and the registrant(1)

3.3	Amended and Restated Certificate of Incorporation of the registrant(2)

3.5	Amended and Restated Bylaws of the registrant(2)

4.1	Form of registrant’s common stock certificate(2)

10.1	Form of Indemnification Agreement for directors and officers(2)

10.2#	2000 Stock Option Plan and forms of agreements thereunder(2)

10.3#	2003 Stock Plan and forms of agreements thereunder(2)

10.4#	2003 Employee Stock Purchase Plan(2)

10.5#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo(2)

10.8#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill(2)

10.9#	Employment Agreement, dated November 4, 2002, between the registrant and Michael F. Falcon(2)

10.10#	Employment Agreement, dated January 6, 2003, between the registrant and Charles T. Olson(2)

10.12#	Employment Agreement, dated November 16, 2005, between the registrant and Christine M. Gorjanc(3)

10.13	Standard Office Lease, dated December 3, 2001, between the registrant and Dell Associates II-A, and First Amendment to Standard Office Lease, dated March 21, 2002(2)

10.13.1	Second Amendment to Lease, dated June 30, 2004, between the registrant and Dell Associates II-A(4)

10.14*	Distributor Agreement, dated March 1, 1997, between the registrant and Tech Data Product Management, Inc.(2)

10.15*	Distributor Agreement, dated March 1, 1996, between the registrant and Ingram Micro Inc., as amended by Amendment dated October 1, 1996 and Amendment No. 2 dated July 15, 1998(2)

10.24*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL, Logistics Americas, Ltd.(2)

10.25*	Distribution Operation Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)(2)

10.26*	Distribution Operation Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited(2)

10.30#	Employment Agreement, dated November 3, 2003, between the registrant and Michael Werdann(5)

10.33#	2006 Long Term Incentive Plan and forms of agreements thereunder(6)

10.34	Agreement and Plan of Merger, dated as of July 26, 2006, by and among the registrant, SKJM Holdings Corporation, SkipJam Corp., Michael Spilo, Jonathan Daub, Francis Refol, Dennis Aldover and Zhicheng Qiu(7)

10.41**	Agreement and Plan of Merger, dated as of May 2, 2007, by and among the registrant, NAS Holdings Corporation, Infrant Technologies, Inc., certain Infrant shareholders thereof, and Paul Tien as the Holders Representative(8)

Exhibit Number	Description

10.42#	NETGEAR, Inc. 2007 Bonus Plan(9)

10.44	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC(10)

10.45	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC(11)

10.46#	Amended and Restated 2006 Long-Term Incentive Plan(12)

10.47#	NETGEAR, Inc. Executive Bonus Plan(12)

10.49#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon(13)

10.50#	Amendment to Employment Agreement, dated December 31, 2008, between the registrant and Christine Gorjanc(13)

10.51#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick Lo(13)

10.52#	Amendment to Offer Letter, dated December 28, 2008, between the registrant and Mark Merrill(13)

10.53#	Amendment to Employment Agreement, dated December 24, 2008, between the registrant and Chuck Olson(13)

10.54#	Amendment to Employment Agreement, dated December 30, 2008, between the registrant and Michael Werdann(13)

10.55#	Amendment #2 to Employment Agreement, dated September 21, 2009, between the registrant and Christine Gorjanc(14)

21.1	List of subsidiaries and affiliates

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted as to certain portions of this Exhibit.
**	Registrant hereby agrees to furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon its request.
(1)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 23, 2008 with the Securities and Exchange Commission.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003.
(3)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Current Report on Form 8-K filed on November 22, 2005 with the Securities and Exchange Commission.

(4)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 17, 2004 with the Securities and Exchange Commission.
(5)	Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed on March 5, 2004 with the Securities and Exchange Commission.
(6)	Incorporated by reference to the copy included in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 21, 2006 with the Securities and Exchange Commission.
(7)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2006 with the Securities and Exchange Commission.
(8)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 3, 2007 with the Securities and Exchange Commission.
(9)	Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on May 3, 2007 with the Securities and Exchange Commission.
(10)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 27, 2007 with the Securities and Exchange Commission.
(11)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008 with the Securities and Exchange Commission.
(12)	Incorporated by reference to the copy included in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 28, 2008 with the Securities and Exchange Commission.
(13)	Incorporated by reference to the copy included in the Registrant’s Annual Report on Form 10-K filed on March 4, 2009 with the Securities and Exchange Commission.
(14)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 21, 2009 with the Securities and Exchange Commission.