Form 10-Q
period 2010-03-28
NETGEAR, INC
filed 2010-05-06
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 2010.

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 35,203,571 as of April 30, 2010.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 28, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$130,983	$172,202
Short-term investments	109,964	74,898
Accounts receivable, net	150,140	162,853
Inventories	109,934	90,590
Deferred income taxes	13,675	13,347
Prepaid expenses and other current assets	19,941	20,835

Total current assets	534,637	534,725
Property and equipment, net	16,163	16,891
Intangibles, net	8,997	8,298
Goodwill	74,369	64,908
Other non-current assets	8,197	8,299

Total assets	$642,363	$633,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,361	$69,081
Accrued employee compensation	11,809	11,040
Other accrued liabilities	97,922	87,894
Deferred revenue	15,917	22,106
Income taxes payable	3,098	5,488

Total current liabilities	182,107	195,609
Non-current income taxes payable	18,811	17,479
Other non-current liabilities	5,770	5,880

Total liabilities	206,688	218,968

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock	35	35
Additional paid-in capital	288,606	280,256
Cumulative other comprehensive income	32	24
Retained earnings	147,002	133,838

Total stockholders’ equity	435,675	414,153

Total liabilities and stockholders’ equity	$642,363	$633,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 28, 2010	March 29, 2009
Net revenue	$211,555	$152,018
Cost of revenue	138,731	109,087

Gross profit	72,824	42,931

Operating expenses:
Research and development	9,305	7,353
Sales and marketing	30,789	25,902
General and administrative	8,942	8,237
Restructuring	13	676
Litigation reserves, net	68	2,532

Total operating expenses	49,117	44,700

Income (loss) from operations	23,707	(1,769)
Interest income	70	304
Other income (expense), net	(194)	1,047

Income (loss) before income taxes	23,583	(418)
Provision for income taxes	9,856	3,352

Net income (loss)	$13,727	$(3,770)

Net income (loss) per share:
Basic	$0.39	$(0.11)

Diluted	$0.38	$(0.11)

Weighted average shares outstanding used to compute net income (loss) per share:
Basic	34,947	34,351

Diluted	35,716	34,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 28, 2010	March 29, 2009
Cash flows from operating activities:
Net income (loss)	$13,727	$(3,770)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,183	3,163
Purchase premium amortization (discount accretion) on investments	(48)	32
Non-cash stock-based compensation	3,141	2,916
Income tax benefit (detriment) associated with stock option exercises	1,519	(555)
Excess tax benefit from stock-based compensation	(1,416)	(1)
Deferred income taxes	514	88
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	12,713	10,291
Inventories	(19,344)	20,217
Prepaid expenses and other assets	1,188	4,936
Accounts payable	(15,720)	(25,160)
Accrued employee compensation	769	(930)
Other accrued liabilities	(535)	(12,509)
Deferred revenue	(6,189)	(2,133)
Income taxes payable	(1,058)	604

Net cash used in operating activities	(7,556)	(2,811)

Cash flows from investing activities:
Purchases of short-term investments	(50,012)	—
Proceeds from sale of short-term investments	15,000	—
Purchase of property and equipment	(1,156)	(229)
Payments made in connection with business acquisition, net of cash acquired	(2,000)	(39)

Net cash used in investing activities	(38,168)	(268)

Cash flows from financing activities:
Purchase and retirement of treasury stock	(563)	(187)
Proceeds from exercise of stock options	3,110	21
Proceeds from issuance of common stock under employee stock purchase plan	542	623
Excess tax benefit from stock-based compensation	1,416	1

Net cash provided by financing activities	4,505	458

Net decrease in cash and cash equivalents	(41,219)	(2,621)
Cash and cash equivalents, at beginning of period	172,202	192,839

Cash and cash equivalents, at end of period	$130,983	$190,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

NETGEAR, Inc. was incorporated in Delaware in January 1996. NETGEAR, Inc., together with its subsidiaries (collectively, “NETGEAR” or the “Company”), designs, develops and markets networking, network storage, and security products that address the specific needs of small businesses and homes, enabling users to share securely Internet access, peripherals, files, digital multimedia content and applications among multiple personal computers, TVs and other Internet-enabled devices. The Company’s products include wireless, Ethernet, powerline networking, 3G, broadband access, network attached storage, and security products that are sold worldwide through distributors, traditional retailers, online retailers, direct market resellers (“DMRs”), value added resellers (“VARs”) and broadband service providers.

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2009 has been derived from audited financial statements at such date. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 28, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Other than the Company’s accounting policy related to revenue recognition presented below, the Company’s significant accounting policies have not materially changed during the three months ended March 28, 2010.

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

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) is unavailable. Concurrently to issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”. ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company elected to early adopt these standards at the beginning of its first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010.

The Company has an insignificant amount of product offerings with multiple elements. The Company’s multiple-element product offerings include networking hardware with embedded software, various software subscription services, and support, which are considered separate units of accounting. In general, the networking hardware with embedded software is delivered up front, while the subscription services and support are delivered over the subscription and support period. The Company allocates revenue to the software deliverables and the non-software deliverables (including software deliverables which function together with hardware deliverables to provide the product’s essential functionality) based upon their relative selling price. Revenue allocated to each unit of accounting is then recognized when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured.

When applying the relative selling price method, the Company determines the selling price for each deliverable using its best estimate of selling price (“ESP”), as the Company has determined it is unable to establish VSOE of selling price or TPE of selling price for the deliverables. The objective of ESP is to determine the price at which the Company would transact a sale if the deliverable were sold on a stand-alone basis. The Company determines ESP for a deliverable by considering multiple factors including, but not limited to, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of ESP is made through consultation with and formal approval by the Company’s management, taking into consideration the go-to-market strategy.

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

The adoption of the new revenue recognition accounting standards did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for the three months ended March 28, 2010. The new accounting standards for revenue recognition if applied in the same manner to the year ended December 31, 2009 would not have had a material impact on total net revenues for that fiscal year. The new accounting standards for revenue recognition are not expected to have a material impact on total net revenues for the year ended December 31, 2010 based on current business practices.

2. Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) is unavailable. Concurrently to issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”. ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company elected to early adopt these standards at the beginning of its first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. These recent accounting pronouncements are discussed in additional detail in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

3. Business Acquisition

On January 15, 2010, the Company completed the acquisition of certain intellectual property and other assets of Leaf Networks, LLC (“Leaf”). The acquisition qualified as a business acquisition and was accounted for using the purchase method of accounting. The Company believes the acquisition will accelerate the Company’s continuing networking technology research and development initiatives. The aggregate purchase price was $2.1 million, of which $2.0 million was paid in cash in the three months ended March 28, 2010. Additionally, the acquisition agreement specified that Leaf shareholders may receive a total additional payout of up to $900,000 in cash over the three years following closure of the acquisition if developed products pass certain acceptance criteria. The Company has determined that the present value of the $900,000 potential additional payout is approximately $800,000, for which the Company will measure at fair value for each reporting period and has recorded a liability.

The results of Leaf’s operations have been included in the consolidated financial statements since the date of acquisition. The historical results of operations of Leaf prior to the acquisition were not material to the Company’s results of operations.

In accordance with the purchase method of accounting and as updated with the FASB’s April 2009 additional authoritative guidance for business combinations, the Company allocated the total purchase price to identifiable intangible assets based on each element’s estimated fair value. Acquisition costs were expensed as incurred, and were immaterial for this transaction. Purchased intangibles, representing the existing technology acquired from Leaf, will be amortized on a straight-line basis over their respective estimated useful lives. Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of intangible assets acquired. Goodwill arose as a result of the $800,000 present valuation of the $900,000 potential additional payout, plus $100,000 in additional payment consideration. The allocation of the purchase price was as follows (in thousands):

Intangibles, net	2,000
Goodwill	900

Total purchase price allocation	$2,900

Of the $900,000 of goodwill recorded on the acquisition of Leaf, approximately $400,000 is deductible for federal and state income tax purposes.

The $2.0 million in acquired intangible assets was designated as existing technology. The value was calculated based on the present value of the future estimated cash flows derived from projections of future revenue attributable to existing technology. This $2.0 million will be amortized over its estimated useful life of seven years.

4. Stock-based Compensation

The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of March 28, 2010, a total of 945,279 shares were reserved for future grants under these plans.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the ESPP included in the Company’s Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009
Cost of revenue	$279	$242
Research and development	581	520
Sales and marketing	1,212	1,055
General and administrative	1,069	1,099

	$3,141	$2,916

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on the historical volatility of the Company’s stock for the three months ended March 28, 2010 and March 29, 2009:

	Stock Options
	Three Months Ended
	March 28, 2010	March 29, 2009
Expected life (in years)	4.5	4.4
Risk-free interest rate	2.21%	1.50%
Expected volatility	50%	51%
Dividend yield	—	—

As of March 28, 2010, $15.9 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.35 years. Additionally, $2.4 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 0.95 years.

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

Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009
Balance as of beginning of the period	$30,610	$28,607
Provision for warranty liability made during the period	17,297	7,052
Settlements made during the period	(13,451)	(11,532)

Balance at end of period	$34,456	$24,127

6. Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.8 million for the three months ended March 28, 2010 and $2.7 million for the three months ended March 29, 2009.

7. Restructuring

In July 2008, the Company ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to its new corporate headquarters in San Jose, California. The Company has subleased a substantial portion of the Santa Clara building through December 2010, which is the end of the lease term. The Company presents expenses related to restructuring as a separate line item in its unaudited condensed consolidated statements of operations.

The following is a summary of the accrued restructuring charges:

	Accrued Restructuring Charges at December 31, 2009	Adjustment to Accrual Recognition	Present Value Accretion	Cash Payments	Accrued Restructuring Charges at March 28, 2010
	(In thousands)
Abandonment of excess leased facilities	$516	$5	$8	$(139)	$390

Current portion	$516				$390

8. Derivative Financial Instruments

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

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue, and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for three to five months. The Company enters into about six forward contracts per quarter with an average size of about $5 million USD equivalent related to its cash flow hedging program.

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not enter into any cash flow hedges in the three months ended March 29, 2009. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended March 28, 2010 and March 29, 2009, respectively.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities which may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about eight non-designated derivatives per quarter. The average size of its non-designated hedges is about $4 million USD equivalent and these hedges range from one to five months in duration.

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

The fair values of the Company’s derivative instruments and the line items on the Unaudited Condensed Consolidated Balance Sheet to which they were recorded as of March 28, 2010 and December 31, 2009 are summarized as follows:

Derivative Assets	Balance Sheet Location	Fair Value at March 28, 2010	Balance Sheet Location	Fair Value at December 31, 2009
	(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$1,268	Prepaid expenses and other current assets	$1,329
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	$28	Prepaid expenses and other current assets	$—

Total		$1,296		$1,329

Derivative Liabilities	Balance Sheet Location	Fair Value at March 28, 2010	Balance Sheet Location	Fair Value at December 31, 2009
	(In thousands)
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(359)	Other accrued liabilities	$(347)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	$(41)	Other accrued liabilities	$(1)

Total		$(400)		$(348)

For details of the Company’s fair value measurements, please see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended March 28, 2010	Three Months Ended March 29, 2009
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$1,767	$3,527

The effects of the Company’s derivative instruments on other comprehensive income and the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 28, 2010 are summarized as follows:

Derivatives Designated as Hedging Instruments	Three Months Ended March 28, 2010
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$155	Net revenue	$247	Other income (expense), net	$(26)
Foreign currency forward contracts	—	Cost of revenue	(4)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(93)	Other income (expense), net	—

Total	$155		$150		$(26)

(a)	Refer to Note 15, “Comprehensive Income and Cumulative Other Comprehensive Income (Loss), Net” of the Unaudited Condensed Consolidated Financial Statements, which summarizes the activity in other comprehensive income related to derivatives.

The Company’s cash flow hedge program was adopted during the second quarter of fiscal year 2009, and as such did not have any derivatives designated as hedging instruments in the three months ended March 29, 2009.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the three months ended March 28, 2010 and March 29, 2009.

9. Balance Sheet Components

Accounts receivable, net:

	March 28, 2010	December 31, 2009
	(In thousands)
Gross accounts receivable	$167,377	$178,430

Less: Allowance for doubtful accounts	(2,028)	(2,039)
Allowance for sales returns	(12,344)	(11,993)
Allowance for price protection	(2,865)	(1,545)

Total allowances	(17,237)	(15,577)

Accounts receivable, net	$150,140	$162,853

Inventories:

	March 28, 2010	December 31, 2009
	(In thousands)
Raw materials	$2,683	$1,150
Finished goods	107,251	89,440

Total	$109,934	$90,590

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net:

	March 28, 2010	December 31, 2009
	(In thousands)
Computer equipment	$5,099	$5,084
Furniture, fixtures and leasehold improvements	8,441	8,435
Software	17,959	17,954
Machinery	12,492	11,549
Construction in progress	602	415

	44,593	43,437
Less: accumulated depreciation and amortization	(28,430)	(26,546)

Property and equipment, net	$16,163	$16,891

Goodwill:

	Goodwill at December 31, 2009	Infrant Technologies, Inc. Contingent Payment	Leaf Networks, LLC	Goodwill at March 28, 2010
	(In thousands)
Goodwill	$64,908	$8,561	$900	$74,369

Goodwill increased $9.5 million in the three months ended March 28, 2010, primarily consisting of $8.6 million attributable to a contingent payment related to certain milestones for the Company’s May 2007 acquisition of Infrant Technologies, Inc. (“Infrant”). As of March 28, 2010, the milestones were met, and the Company is obligated to pay a $10 million contingent payment in the second quarter of 2010. Of this $10 million, approximately $450,000 has been recognized as compensation expense and approximately $990,000 has been recognized as a reduction in taxes payable, with the remainder allocated to goodwill. Of this $450,000 in compensation expense, approximately $113,000 was recognized in the three months ended December 31, 2009 and approximately $339,000 was recognized in the three months ended March 29, 2010. Additionally, $900,000 in goodwill was recognized associated with the Company’s January 2010 acquisition of Leaf. For additional discussion of this acquisition, please refer to Note 3 of the Unaudited Condensed Consolidated Financial Statements.

Other accrued liabilities:

	March 28, 2010	December 31, 2009
	(In thousands)
Sales and marketing programs	$26,390	$30,767
Warranty obligation	34,456	30,610
Freight	5,217	6,958
Infrant Technologies, Inc. contingent payment accrual	10,000	—
Other	21,859	19,559

Other accrued liabilities	$97,922	$87,894

10. Net Income (Loss) Per Share

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

Net income (loss) per share for the three months ended March 28, 2010 and March 29, 2009 are as follows (in thousands, except per share data):

	Three Months Ended
	March 28, 2010	March 29, 2009
Net income (loss)	$13,727	$(3,770)

Weighted average shares outstanding:
Basic	34,947	34,351
Dilutive potential common shares	769	—

Total diluted	35,716	34,351

Basic net income (loss) per share	$0.39	$(0.11)

Diluted net income (loss) per share	$0.38	$(0.11)

Weighted average stock options and unvested restricted stock awards to purchase 2,547,540 shares of the Company’s stock for the three months ended March 28, 2010 and 4,422,074 shares for the three months ended March 29, 2009 were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. In addition, as a result of the Company’s net loss for the three months ended March 29, 2009, all potentially dilutive shares were anti-dilutive, and therefore, excluded from the computation of diluted net loss per share.

11. Income Taxes

The income tax provision for the three months ended March 28, 2010 was $9.9 million, compared to the tax provision for the three months ended March 29, 2009 of $3.4 million. The increase in tax expense is primarily caused by higher pre-tax income for the three months ended March 28, 2010, compared to the pre-tax income for the three months ended March 29, 2009. Tax expense for the three months ended March 29, 2009 was further adversely affected by a loss in a foreign jurisdiction where no tax benefit could be recorded. For the period ended March 28, 2010, the entity in that jurisdiction returned to profitability.

12. Segment Information, Operations by Geographic Area and Significant Customers

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

Net revenue by geographic location is as follows (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009
United States	$106,278	$65,219
EMEA	81,135	74,166
Asia Pacific and rest of the world	24,142	12,633

	$211,555	$152,018

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	March 28, 2010	December 31, 2009
United States	$12,490	$13,226
EMEA	261	282
China	3,051	2,860
Asia Pacific and rest of the world (excluding China)	361	523

	$16,163	$16,891

Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended
	March 28, 2010	March 29, 2009
Best Buy Co., Inc.	17%	8%
Ingram Micro, Inc.	13%	10%
All others	70%	82%

	100%	100%

13. Commitments and Contingencies

Litigation and Other Legal Matters

Wi-Lan Inc. v. NETGEAR

In October 2007, a lawsuit was filed against the Company by Wi-Lan Inc. (“Wi-Lan”), a patent-holding company existing under the laws of Canada, in the U.S. District Court, Eastern District of Texas. Wi-Lan alleges that the Company infringes U.S. Patent Nos. 5,282,222, RE37,802 and 5,956,323. Wi-Lan has accused the Company of infringement with respect to its wireless networking products compliant with the IEEE 802.11 standards and ADSL products compliant with the ITUG.992 standards. Wi-Lan has also sued 21 other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. A claim construction hearing took place for the ‘222 and ‘802 Patents on March 11, 2010. The District Court has not issued the associated claim construction order. A claim construction hearing is scheduled for the ‘323 Patent on September 1, 2010. This action is now in the discovery phase. The District Court has scheduled a January 4, 2011 jury trial.

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Western District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. The District Court held a claim construction hearing on August 15, 2008. On September 10, 2008, the District Court issued a claim construction order. In February 2009, the parties filed numerous motions for summary judgment concerning, among other things, non-infringement, invalidity, and other affirmative defenses. In September 2009, the District Court granted the Company’s motion for summary judgment of non-infringement of the three patents-in-suit. The District Court determined that the Company’s compliance with the 802.11 standard did not necessarily infringe the patents-in-suit and that the plaintiffs did not provide adequate evidence regarding the function of the Company’s products to put the issue of infringement before a jury. In light of the District Court’s determination that the patents-in-suit were not infringed, the District Court declined to address the Company’s summary judgment claims of the invalidity of the patents in question. On October 19, 2009, the Plaintiff’s filed their Notice of Appeal indicating that they will appeal the District Court’s summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On December 23, 2009, the Plaintiffs filed two briefs with the Federal Circuit appealing the District Court’s summary judgment rulings. The Company’s opposition brief was submitted on February 18, 2010. The Federal Circuit is scheduled to hear oral arguments on the appeal on June 7, 2010. On December 30, 2009, the District Court ordered litigation costs in the amount $175,000 to be reimbursed to the Company, which have not yet been collected, or recognized, as of May 4, 2010.

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court for the District of South Carolina. OptimumPath claims that certain of the Company’s wireless networking products infringe on OptimumPath’s U.S. Patent No. 7,035,281. OptimumPath also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32. In March 2009, the District Court granted defendants’ motion to transfer the case to the Northern District of California. In July 2009, the petition to challenge the denial of reexamination of claims 4-7 and 11-32 was denied. The Company and OptimumPath attended a Court-ordered mediation on September 22, 2009 but were unable to make progress towards settlement. This action is now in the discovery phase. The District Court has set a February 17, 2011 claim construction hearing date, and a 10-day jury trial is scheduled to begin on May 23, 2011.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court for the Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 and 7,193,562 in the course of deploying Wi-Fi antenna array technology in its WPN824 RangeMax wireless router. Ruckus also sued Rayspan Corporation alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the third quarter of 2008. The Company and Rayspan Corporation jointly filed a request for inter partes reexamination of the Ruckus patents with the USPTO on September 4, 2008. The Court issued a stay of the litigation while the reexaminations proceeded in the USPTO. On November 28, 2008, a reexamination was ordered with respect to claims 11-17 of U.S. Patent No. 7,193,562, but denied with respect to claims 1-10 and 18-36. On December 17, 2008, the defendants jointly filed a petition to challenge the denial of reexamination of claims 1-10 and 18-36 of U.S. Patent No. 7,193,562. In July 2009, the petition was denied, and the remaining claims 11-17 were confirmed. The Company is appealing the confirmation of claims 11-17. On December 2, 2008, reexamination was granted to U.S. Patent No. 7,358,912. In early October 2009, the Company received an Action Closing Prosecution in the reexamination of the 7,358,912 patent. All the claims of the 7,358,912 patent, with the exception of the unchallenged claims 7 and 8, were finally rejected. On October 30, 2009, Ruckus submitted an “after-final” amendment in the 7,358,912 patent reexamination proceeding. The Company’s comments to Ruckus’ “after-final” amendment were submitted on November 30, 2009. The reexaminations and related appeals are proceeding in the USPTO. On December 1, 2009, the Court found that bifurcating the 7,193,562 patent from the 7,358,912 patent and commencing litigation on the 7,193,562 patent while the USPTO reexamination process and appeals are still pending would be an inefficient use of the Court’s resources. Accordingly, the Court ruled that the litigation stay remains in effect. The parties’ next status report is due by May 25, 2010.

On November 4, 2009, Ruckus filed a new complaint in the Northern District of California alleging the Company and Rayspan Corporation infringe a patent that is related to the patents previously asserted against the Company and Rayspan Corporation by Ruckus, as discussed above. This newly asserted patent is U.S. Patent No. 7,525,486 and entitled “Increased wireless coverage patterns.” As with the previous Ruckus action, the WPN824 RangeMax wireless router is the alleged infringing device. The Company challenged the sufficiency of Ruckus’s complaint in this new action and moved to dismiss the complaint. Ruckus opposed this motion. The Court partially agreed with the Company’s motion and ordered Ruckus to submit a new complaint, which Ruckus did. The initial case management conference occurred on February 11, 2010. At the case management conference, the District Court indicated that it may stay the newly-filed action until completion of the pending re-examination of the ‘562 Patent in the related Ruckus action described above and asked the parties to brief the issue. During the months of February and March of 2010 the parties briefed their positions on whether the Court should issue a stay. The Company and Rayspan argued for the stay while Ruckus argued against the stay. On March 25, 2010, the Court ordered a stay until the completion of ‘562 Patent’s reexamination proceedings in the first Ruckus lawsuit against the Company and Rayspan. The Court instructed the parties to submit status reports to the Court every 6 months, apprising the Court of the status of the pending reexamination proceedings in the USPTO. Upon final exhaustion of all pending reexamination proceedings of the ‘562 Patent, including any appeals, the Court ordered the parties to jointly submit to the Court a letter indicating that all appeals have been exhausted and requesting a further case management conference.

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and thirty other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court for the Northern District of Alabama. Northpeak alleges that the Company’s 802.11b compatible products infringe certain claims of U.S. Patent Nos. 4,977,577 and 5,987,058. The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court for the Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the USPTO on the asserted patents. The reexaminations of the patents are proceeding. Thus far, all asserted claims of the ‘058 patent have been rejected on multiple grounds, and all asserted claims of the ‘577 patent have been rejected on obviousness grounds. The case is still stayed by stipulation, and no trial date has been set.

Data Network Storage, LLC v. NETGEAR

In April 2009, a lawsuit was filed against the Company and fourteen other companies by Data Network Storage, LLC (“DNS”) in the U.S. District Court for the Southern District of California. DNS alleges that the Company and the other third parties infringe U.S. Patent No. 6,098,128. In particular, DNS is alleging that several of the Company’s ReadyNAS products infringe upon DNS’s patents. The Company filed its answer to the lawsuit in July 2009 and asserted that DNS’s patents were both invalid and had not been infringed upon by the Company. In September 2009, at a Court-sanctioned early neutral evaluation, the parties were unable to reach an agreement on a settlement, and discovery is in process. On January 27, 2010, the Court denied co-defendant Fujitsu America, Inc.’s motion to stay the litigation, and the Company submitted its invalidity contentions on February 1, 2010. The Company and the plaintiff entered into settlement discussions in early March. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company agreed to make a one-time lump sum payment in consideration for a fully paid and perpetual license to, and a covenant not to sue on, the ‘128 patent and the plaintiff’s entire portfolio of U.S. patents, related patents, and foreign counterparts. The Company has made the required one-time lump sum payment, and the lawsuit by DNS against the Company was dismissed with prejudice on April 23, 2010. This arrangement did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for the three months ended March 28, 2010.

WIAV Networks, LLC v. NETGEAR

In July 2009, a lawsuit was filed against the Company and over fifty other companies by WIAV Networks, LLC (“WIAV”) in the U.S. District Court for the Eastern District of Texas. WIAV alleges that the Company and the other defendants infringe U.S. Patent Nos. 6,480,497 and 5,400,338. WIAV alleges that the Company’s wireless networking devices, including various routers and gateways, infringe upon WIAV’s patents. The Company filed its answer to the lawsuit in October 2009 and asserted that WIAV’s patents were both invalid and not infringed by the Company. In March 2010, the Company and its co-defendants filed a motion to transfer the case to the Northern District of California. WIAV opposed the motion. No oral arguments concerning the motion have taken place and the Court has not ruled on the motion. The status conference has not yet been scheduled, and discovery has not yet commenced.

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

MPH Technologies Oy v. NETGEAR

On February 4, 2010, the Company was sued by MPH Technologies Oy (“MPH”) for infringement of U.S. patent 7,346,926 entitled “Method for Sending Messages Over Secure Mobile Communication Links.” MPH alleges that the Company’s VPN Client Software, Dual WAN gigabit SSL VPN Firewall, ProSafe Dual WAN VPN Firewall with 8-port 10/100 Switch, ProSafe VPN Firewall with 8-port 10/100 Switch, ProSafe VPN Firewall 8 with 8-Port 10/100 Switch, ProSafe VPN Firewall 8 with 4-Port 10/100 Mbps Switch, ProSafe 802 11 g Wireless ADSL Modem VPN Firewall Router, ProSafe Wireless-N VPN Firewall, and ProSafe 802 11 wireless VPN Firewall 8 with 8-port 10/100 Mbps Switch infringe claims of the ‘926 Patent. The Company has obtained outside counsel to represent it in this lawsuit but has not yet answered the complaint. The answer is due in May 2010.

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

In June 2006, the Company received a request for indemnification from Charter and Charter Communications Operating, LLC, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Rembrandt Technologies, L.P. (“Rembrandt”), a patent-holding company. Rembrandt also filed a similar lawsuit in the same jurisdiction against Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP. Rembrandt alleged that products implementing the DOCSIS standard, which are supplied to Charter, Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP by, among others, the Company, infringe various patents held by Rembrandt. In June 2007, the Judicial Panel on Multidistrict Litigation ordered these and other similar patent cases brought by Rembrandt consolidated and transferred to the U.S. District Court for the District of Delaware. In November 2007, the Company along with Motorola, Inc., Cisco Systems, Inc., Scientific-Atlanta, Inc., ARRIS Group, Inc., Thomson, Inc. and Ambit Microsystems, Inc. filed a complaint for declaratory judgment in the U.S. District Court for the District of Delaware against Rembrandt, seeking a declaration that eight asserted Rembrandt patents asserted in the transferred cases are either invalid or not infringed. The District Court held a claim construction hearing on August 5, 2008. On November 29, 2008, the District Court issued its claim construction order. After the District Court’s order, Rembrandt agreed to drop three patents from the case, leaving five patents at issue. The District Court held a mediation on March 3-4, 2009 but the parties were unable to reach a resolution. On July 21, 2009, Rembrandt delivered to the Company and other parties an executed covenant not to sue on any of the eight patents originally in the suit, contending that the execution of the covenant divests the District Court of jurisdiction or renders moot the remaining claims and counterclaims in the action. On July 31, 2009, Rembrandt filed a motion to dismiss the litigation. While Rembrandt’s motion was pending, the defendants filed motions for summary judgment, sanctions, and responses to Rembrandt’s motion to dismiss. In early October 2009, the District Court suspended all further dates for the case while it reviewed the pending motions and case status. On October 23, 2009, the Court ordered Rembrandt to supplement the covenant not to sue to include any products or services that comply with DOCSIS 1.0, 1.1, 2.0 or 3 and dismissed Rembrandt’s various infringement claims on the eight patents with prejudice. The Court gave Rembrandt five days to withdraw its motion to dismiss the litigation if it found the Court’s conditions on dismissal to be unacceptable. Rembrandt did not withdraw its motion to dismiss the litigation, and on October 30, 2009, Rembrandt executed a covenant not to sue on any of the eight patents in the case and any products or services that comply with DOCSIS 1.0, 1.1, 2.0 or 3. The Company and its co-defendants moved for attorneys’ fees to be paid by Rembrandt. Rembrandt has opposed the motion. The parties are waiting for the Court to rule on the motion.

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

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and small business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial position for the three months ended March 28, 2010 and the three months ended March 29, 2009. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

Additionally, the EU has enacted the Restriction of Hazardous Substances Directive (“RoHS Legislation”). The RoHS Legislation, along with similar legislation in China, prohibits the use of certain substances, including mercury and lead, in certain products put on the market after July 1, 2006. The Company believes it has met the requirements of the RoHS Legislation.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which if their employment is terminated without cause, the employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer) and up to 26 weeks (for other key executives). Such employees will continue to have stock options vest for up to a one year period following the termination. If the termination without cause occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her stock options.

Leases

The Company leases office space, cars and equipment under operating leases, some of which are non-cancelable, with various expiration dates through December 2026. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At March 28, 2010, the Company had $113.3 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 28, 2010.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 28, 2010.

14. Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The following table summarizes the valuation of the Company’s financial instruments as of March 28, 2010 and December 31, 2009:

	As of March 28, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$64,297	$64,297	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	109,964	109,964	—	—
Foreign currency forward contracts (2)	1,296	—	1,296	—

Total	$175,557	$174,261	$1,296	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of March 28, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(400)	$—	$(400)	$—

Total	$(400)	$—	$(400)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$120,324	$120,324	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	74,898	74,898	—	—
Foreign currency forward contracts (2)	1,329	—	1,329	—

Total	$196,551	$195,222	$1,329	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(348)	$—	$(348)	$—

Total	$(348)	$—	$(348)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

The Company’s investments in cash equivalents and available for sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A+/A2 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At March 28, 2010 and December 31, 2009, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts.

The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

15. Comprehensive Income and Cumulative Other Comprehensive Income (Loss), Net

The following table sets forth the activity for each component of other comprehensive income (loss), net of related taxes, for the three months ended March 28, 2010 and March 29, 2009 (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009
Net income (loss)	$13,727	$(3,770)
Unrealized gains (losses) on derivative instruments	5	—
Unrealized gains (losses) on available-for-sale securities	3	(35)

Comprehensive income (loss)	$13,735	$(3,805)

The following table sets forth the components of cumulative other comprehensive income (loss), net of related taxes, as of March 28, 2010 and December 31, 2009 (in thousands):

	March 28, 2010	December 31, 2009
Net unrealized gains on derivative instruments	$25	$20
Net unrealized gains on available-for-sale securities	7	4

Total cumulative other comprehensive income, net of taxes	$32	$24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, develop and market innovative, branded technology products that address the specific networking, storage and security needs of small business and home users. We define a “small business” as a business with fewer than 250 employees. We offer an end-to-end networking product portfolio to enable users to share internet access, peripherals, files, digital multimedia content, and applications among multiple personal computers, TVs and other Internet-enabled devices. We are focused on satisfying the ease-of-use, reliability, performance and affordability requirements of these users.

Our product line consists of wired and wireless devices that enable Ethernet networking, broadband access, and network connectivity. These products are available in multiple configurations to address the needs of our end-users in each geographic region in which our products are sold.

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, DMRs, VARs, and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Fry’s Electronics, Radio Shack, Staples, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), Dick Smith (Australia), JB HiFi (Australia) and Elkjop (Norway). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (MSOs), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which is Ingram Micro Inc. We expect that these wholesale distributors will continue to contribute a significant percentage of our net revenue for the foreseeable future.

Our net revenue increased 39.2% from the three months ended March 29, 2009 to the three months ended March 28, 2010. The increase in net revenue was principally attributable to higher sales in several of our product categories. These include wireless-N products sold to retailers and existing service provider customers, ReadyNAS products, TV multimedia products and switch products. The increase in net revenue was also attributable to the impact of a weaker U.S. dollar on our foreign currency denominated revenues.

The small business and home networking markets are intensely competitive and subject to rapid technological change. We expect our competition to continue to intensify. We believe that the principal competitive factors in the small business and home markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product performance, features, functionality and reliability, ease-of-installation, maintenance and use, and customer service and support. To remain competitive, we believe we must invest resources in developing new innovative products and enhancing our current products while continuing to expand our channels and maintaining customer satisfaction worldwide.

Our gross margin increased to 34.4% for the three months ended March 28, 2010, from 28.2% for the three months ended March 29, 2009. The increase in gross margin was primarily attributable to the impact of a relatively weaker U.S. dollar on our foreign currency denominated revenues. Furthermore, the increase was attributable to a lower percentage of our total revenue coming from service provider product sales which generally carry lower gross margins. This lower percentage of service provider revenue resulted primarily from higher than expected retail sales during the current quarter. Operating expenses for the three months ended March 28, 2010 were $49.1 million, or 23.2% of net revenue, compared to $44.7 million, or 29.4% of net revenue, for the three months ended March 29, 2009.

Net income increased $17.5 million to income of $13.7 million for the three months ended March 28, 2010, from a net loss of $3.8 million for the three months ended March 29, 2009. This increase was primarily attributable to an increase in gross profit of $29.9 million. This increase was offset by an increase in the provision for income taxes of $6.5 million and an increase in operating expenses of $4.4 million.

Results of Operations

The following table sets forth the unaudited consolidated statements of operations and the percentage change for the three months ended March 28, 2010, with the comparable reporting periods in the preceding year.

	Three Months Ended
	March 28, 2010	Percentage Change		March 29, 2009
	(In thousands, except percentage data)
Net revenue	$211,555	39.2%		$152,018
Cost of revenue	138,731	27.2		109,087

Gross profit	72,824	69.6		42,931

Operating expenses:
Research and development	9,305	26.5		7,353
Sales and marketing	30,789	18.9		25,902
General and administrative	8,942	8.6		8,237
Restructuring	13	(98.1)		676
Litigation reserves, net	68	(97.3)		2,532

Total operating expenses	49,117	9.9		44,700

Income (loss) from operations	23,707	*	*	(1,769)
Interest income	70	(77.0)		304
Other income (expense), net	(194)	*	*	1,047

Income (loss) before income taxes	23,583	*	*	(418)
Provision for income taxes	9,856	194.0		3,352

Net income (loss)	$13,727	*	*	$(3,770)

**	Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	March 28, 2010	March 29, 2009
Net revenue	100%	100%

Cost of revenue	65.6	71.8

Gross margin	34.4	28.2

Operating expenses:
Research and development	4.4	4.8
Sales and marketing	14.6	17.0
General and administrative	4.2	5.4
Restructuring	0.0	0.5
Litigation reserves, net	0.0	1.7

Total operating expenses	23.2	29.4

Income (loss) from operations	11.2	(1.2)
Interest income	0.0	0.2
Other income (expense), net	(0.1)	0.7

Income (loss) before income taxes	11.1	(0.3)
Provision for income taxes	4.6	2.2

Net income (loss)	6.5%	(2.5%)

Three Months Ended March 28, 2010 Compared to Three Months Ended March 29, 2009

Net Revenue

	Three Months Ended
	March 28, 2010	Percentage Change	March 29, 2009
	(In thousands, except percentage data)
Net revenue	$211,555	39.2%	$152,018

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition and net changes in deferred revenue.

Net revenue increased $59.6 million, or 39.2%, to $211.6 million for the three months ended March 28, 2010, from $152.0 million for the three months ended March 29, 2009. The increase in net revenue was principally attributable to higher sales in several of our product categories. These include wireless-N products sold to retailers and existing service provider customers, ReadyNAS products, TV multimedia products and switch products. The increase in net revenue was also attributable to the impact of a weaker U.S. dollar on our foreign currency denominated revenues.

In the three months ended March 28, 2010, net revenue generated within North America, Europe, the Middle-East and Africa (“EMEA”) and Asia Pacific was 50.2%, 38.4% and 11.4%, respectively, of our total net revenue. The comparable net revenue for the three months ended March 29, 2009 was 42.9%, 48.8% and 8.3%, respectively, of our total net revenue. The percentage change in net revenue compared to the prior year comparable period for North America, EMEA, and Asia Pacific was a 63.0% increase, a 9.4% increase, and a 91.1% increase, respectively.

Cost of Revenue and Gross Margin

	Three Months Ended
	March 28, 2010	Percentage Change	March 29, 2009
	(In thousands, except percentage data)
Cost of revenue	$138,731	27.2%	$109,087
Gross margin percentage	34.4%		28.2%

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

Cost of revenue increased $29.6 million, or 27.2%, to $138.7 million for the three months ended March 28, 2010, from $109.1 million for the three months ended March 29, 2009. In addition, our gross margin increased to 34.4% for the three months ended March 28, 2010, from 28.2% for the three months ended March 29, 2009. The increase in gross margin was primarily attributable to the impact of a relatively weaker U.S. dollar on our foreign currency denominated revenues. Furthermore, the increase was attributable to a lower percentage of our total revenue coming from service provider product sales which generally carry lower gross margins. This lower percentage of service provider revenue resulted primarily from higher than expected retail sales during the current quarter.

Operating Expenses

Research and Development

	Three Months Ended
	March 28, 2010	Percentage Change	March 29, 2009
	(In thousands, except percentage data)
Research and development expense	$9,305	26.5%	$7,353
Percentage of net revenue	4.4%		4.8%

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

Research and development expenses increased $1.9 million, or 26.5%, to $9.3 million for the three months ended March 28, 2010, from $7.4 million for the three months ended March 29, 2009. The increase was primarily attributable to increased costs of $1.6 million related to an increase in payroll and other employee expenses primarily resulting from increased incentive compensation, as well as increased overall research and development headcount. Also included in the $1.6 million was an increase of $339,000 due to acquisition-related contingent compensation related to our May 2007 acquisition of Infrant Technologies, Inc. earned during the three months ended March 28, 2010 that did not occur during the three months ended March 29, 2009.

Sales and Marketing

	Three Months Ended
	March 28, 2010	Percentage Change	March 29, 2009
	(In thousands, except percentage data)
Sales and marketing expense	$30,789	18.9%	$25,902
Percentage of net revenue	14.6%		17.0%

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses. In 2010 we expect sales and marketing costs to increase as compared to the year ended December 31, 2009 as we look to grow our revenue.

Sales and marketing expenses increased $4.9 million, or 18.9%, to $30.8 million for the three months ended March 28, 2010, from $25.9 million for the three months ended March 29, 2009. Of this increase, $3.7 million was related to an increase in payroll and other employee expenses primarily attributable to increased overall sales and marketing headcount, increased variable compensation and an increase in travel expenses. Sales and marketing headcount increased 10%, to 284 employees at March 28, 2010 compared to 259 employees at March 29, 2009. Additionally, marketing expenses increased attributable to increased marketing campaigns as a result of growth in revenue.

General and Administrative

	Three Months Ended
	March 28, 2010	Percentage Change	March 29, 2009
	(In thousands, except percentage data)
General and administrative expense	$8,942	8.6%	$8,237
Percentage of net revenue	4.2%		5.4%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for doubtful accounts and other corporate expenses. In 2010 we expect general and administrative costs to increase slightly as compared to the year ended December 31, 2009.

General and administrative expenses increased $705,000, or 8.6%, to $8.9 million for the three months ended March 28, 2010, from $8.2 million for the three months ended March 29, 2009. Of this increase, $1.6 million was related to an increase in payroll and other employee expenses primarily attributable to increased incentive compensation, as well as increased overall general and administrative headcount. Partially offsetting these increases was a $1.0 million decrease in fees for outside legal and other professional services attributable to decreased legal defense costs.

Restructuring

In July 2008, we ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to our new corporate headquarters in San Jose, California. We expensed $13,000 and $676,000 related to this relocation in the three months ended March 28, 2010 and March 29, 2009, respectively. For a further discussion of our restructuring expenses, please see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Litigation Reserves

During the three months ended March 28, 2010 and March 29, 2009, we recorded a litigation reserve expense of $68,000 and $2.5 million, respectively, for estimated costs related to the settlement of various lawsuits filed against us. For a detailed discussion of our litigation matters, please see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), Net

	Three Months Ended
	March 28, 2010	March 29, 2009
	(In thousands)
Interest income	$70	$304
Other income (expense), net	(194)	1,047

Total interest income and other income (expense), net	$(124)	$1,351

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

Interest income decreased $234,000, or 77.0%, to $70,000 for the three months ended March 28, 2010, from $304,000 for the three months ended March 29, 2009. The decrease in interest income was primarily attributable to a decrease in the average interest rate earned in the three months ended March 28, 2010 as compared to the three months ended March 29, 2009.

Other income (expense), net, decreased $1.2 million to an expense of $194,000 for the three months ended March 28, 2010 from income of $1.0 million for the three months ended March 29, 2009. Our foreign currency hedging program partially offset the strengthening of the U.S. dollar against the British pound and euro during three months ended March 28, 2010, resulting in expense of $194,000. The U.S. dollar strengthened against the Australian dollar, British pound, and euro in the three months ended March 29, 2009, but our foreign currency hedging program more than offset losses related to these movements, resulting in income of $1.0 million. For details of our hedging program and related foreign currency contracts, please see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for Income Taxes

The income tax provision for the three months ended March 28, 2010 was $9.9 million, compared to the tax provision for the three months ended March 29, 2009 of $3.4 million. The increase in tax expense is primarily caused by higher pre-tax income for the three months ended March 28, 2010, compared to the pre-tax income for the three months ended March 29, 2009. Tax expense for the three months ended March 29, 2009 was further adversely affected by a loss in a foreign jurisdiction where no tax benefit could be recorded. For the period ended March 28, 2010, the entity in that jurisdiction returned to profitability.

Net Income

Net income increased $17.5 million to income of $13.7 million for the three months ended March 28, 2010, from a net loss of $3.8 million for the three months ended March 29, 2009. This increase was primarily attributable to an increase in gross profit of $29.9 million. This increase was offset by an increase in the provision for income taxes of $6.5 million and an increase in operating expenses of $4.4 million.

Liquidity and Capital Resources

Our cash and cash equivalents balance decreased from $172.2 million as of December 31, 2009 to $131.0 million as of March 28, 2010. Operating activities during the three months ended March 28, 2010 used cash of $7.6 million, compared to $2.8 million used in the three months ended March 29, 2009. Investing activities during the three months ended March 28, 2010 used cash of $38.2 million, primarily due to purchases of short-term investments. During the three months ended March 28, 2010, financing activities provided cash of $4.5 million, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.

Our days sales outstanding decreased from 71 days as of December 31, 2009 to 62 days as of March 28, 2010 due to our increased focus on collections.

Our accounts payable decreased from $69.1 million at December 31, 2009 to $53.4 million at March 28, 2010. The decrease of $15.7 million is primarily attributable to timing of payments.

Inventory increased by $19.3 million from $90.6 million at December 31, 2009 to $109.9 million at March 28, 2010. In the three months ended March 28, 2010 we experienced annualized ending inventory turns of approximately 5.0, down from approximately 6.7 in the three months ended December 31, 2009. This decrease is primarily attributable to our increased inventory levels to support current demand levels for our products and decreased use of inbound air freight.

As of March 28, 2010, we determined that the milestones associated with a contingent payment related to our May 2007 acquisition of Infrant Technologies, Inc. (“Infrant”) were met, and we are obligated to pay a $10 million contingent payment in the second quarter of 2010.

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At March 28, 2010, we had approximately $113.3 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.

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

In October 2008, the Board of Directors approved plans to purchase shares of our common stock in the open market. As of March 28, 2010, we were authorized to purchase up to an additional 4.8 million shares under the share repurchase plan. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on various factors including, but not limited to, such factors as levels of cash generation from operations, cash requirements for acquisitions, and current stock price.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table describes our commitments to settle contractual obligations and off-balance sheet arrangements in cash as of March 28, 2010 (in thousands):

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	Total
Operating leases	$6,019	$8,763	$7,320	$12,261	$34,363
Purchase obligations	113,265	—	—	—	113,265

	$119,284	$8,763	$7,320	$12,261	$147,628

As of March 28, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of March 28, 2010, we had total gross unrecognized tax benefits and related interest of $19.2 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. Other than our revenue recognition accounting policy, which is discussed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements, our critical accounting policies have not materially changed during the three months ended March 28, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Additionally, our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during the three months ended March 28, 2010.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. We began using foreign currency forward contract derivatives in the fourth quarter of 2008 to partially offset our business exposure to foreign exchange risk on our foreign currency denominated assets and liabilities. Additionally, in the second quarter of 2009 we began entering into certain foreign currency forward contracts that have been designated as cash-flow hedges under the authoritative guidance for derivatives and hedging to partially offset our business exposure to foreign exchange risk on portions of our anticipated foreign currency revenue, costs of revenue, and certain operating expenses. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the Unaudited Consolidated Statements of Operations, and in cumulative other comprehensive income on the Balance Sheet. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet and anticipated cash flow exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheet and anticipated cash flow exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged exposures. If there was an adverse movement in exchange rates, we might suffer significant losses. See Note 8 of the Notes to Unaudited Consolidated Financial Statements for additional disclosure on our foreign currency contracts, which are hereby incorporated by reference into this Part I, Item 3.

We are exposed to credit losses in the event of nonperformance by the counter-parties of our foreign currency forward contracts and non-designated hedges. We enter into foreign currency forward contracts and non-designated hedges with high-quality financial institutions. In addition, the foreign currency forward contracts and non-designated hedges are limited to a time period of less than one year, and we continuously evaluate the credit standing of our counter-party financial institutions. See Note 8 to the of Notes to Unaudited Condensed Consolidated Financial Statements.

A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $2,000 to net income, net of our hedged position, at March 28, 2010. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of March 28, 2010 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the three months ended March 28, 2010, 19.0% of total net revenue was denominated in a currency other than the U.S. dollar.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this report.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. Any of the following risks could materially adversely affect our business operations, results of operations and financial condition and could result in a significant decline in our stock price. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section. This section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	slow or negative growth in the networking product, personal computer, internet infrastructure, home electronics and related technology markets, as well as decreased demand for internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand;

•	component supply constraints from our vendors;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products that would adversely impact our margins;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	litigation involving patent infringement;

•	epidemic or widespread failure in one or more of our products;

•	unanticipated safety issue involving one or more of our products;

•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	delay or failure of our service provider customers to purchase at the volumes that we forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	our customers’ inability to pay for purchased goods in a timely fashion;

•	bad debt exposure with our existing customers and as we expand into new international markets;

•	unanticipated increase in costs, including air freight, associated with shipping and delivery of our products;

•	our failure to implement and maintain the appropriate internal controls over financial reporting which may result in restatements of our financial statements; and

•	any changes in accounting rules.

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

The recent economic problems affecting the banking system and financial markets and the recent uncertainty in global economic conditions resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. There could be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the small and medium business market include 3Com, Allied Telesyn, Buffalo, Dell, D-Link, Fortinet, Inc., Hewlett-Packard, Cisco Systems, the Linksys division of Cisco Systems, SonicWALL and WatchGuard. Our principal competitors in the home market include Apple, Belkin, D-Link, Cisco Systems and the Linksys division of Cisco Systems. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Comtrend, D-Link, Hitron, Huawei, Motorola, Sagem, Scientific Atlanta-a Cisco company, Ubee, ZyXEL, Thomson and 2Wire. Other current and potential competitors include numerous local vendors such as Devolo, LEA and AVM in Europe, Corega and Melco in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers.

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

Changes in tax rates, adverse changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

Factors that could materially affect our future effective tax rates include but are not limited to:

•	Changes in the regulatory environment;

•	Changes in accounting and tax standards or practices

•	Changes in the composition of operating income by tax jurisdiction; and

•	Our operating results before taxes.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Earlier this year, the current Administration issued its 2011 budget proposals that included proposed changes in U.S. tax law that may adversely affect our tax rate if adopted.

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

We manufacture and sell products which contain electronic components, and as such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. An example of a regulated material is the use of lead in electronic components. To the best of our knowledge, we maintain compliance with all current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where future regulations may be enacted which could increase our cost of the components that we utilize. While we do not currently know of any proposed regulation regarding components in our products, which would have a material impact on our business, if there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that would have a material adverse impact on our business, financial condition and results of operations.

Our manufacturing process is also subject to numerous governmental regulations, which cover both the use of various materials as well as environmental concerns. To the best of our knowledge, we maintain compliance with all current government regulations concerning our production processes, for all locations in which we operate. Since we operate on a global basis, this is also a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where future regulations may be enacted which could increase our cost of manufacture. One area which has a large number of potential changes in regulations is the environmental area. Environmental areas such as pollution and climate change have had significant legislative and regulatory efforts on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. While future changes in regulations appears likely, we are currently unable to predict how any such changes will impact us and if such impacts will be material to our business. If there is a new law or regulation that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse affect on our business, financial condition and results of operations.

We are currently involved in various litigation matters and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These include third parties who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report, which information is incorporated into this Item 1A by reference. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

As part of the terms of acquisition, we may commit to pay additional contingent consideration if certain revenue or other performance milestones are met. We are required to evaluate the fair value of such commitments at each reporting date and adjust the amount recorded if there are changes to the fair value.

We cannot assure you that we will be successful in selecting, executing and integrating acquisitions. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. In addition, if stock market analysts or our stockholders do not support or believe in the value of the acquisitions that we choose to undertake, our stock price may decline.

We invest in companies for strategic reasons and may not realize a return on our investments.

We have made, and continue to seek, investments in companies around the world to further our strategic objectives and support our key business initiatives. These investments may include equity or debt instruments of public or private companies, and many of these instruments are non-marketable at the time of our initial investment. We do not restrict the types of companies in which we seek to invest. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on other equity investments.

Furthermore, if the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may seek to dispose of the investment. Our non-marketable equity investments in private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could harm our results. Gains or losses from equity securities could vary from expectations depending on gains or losses realized on the sale or exchange of securities and impairment charges related to debt instruments as well as equity and other investments.

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

We sell a substantial portion of our products through retailers, including Best Buy Co., Inc., and wholesale distributors, including Ingram Micro, Inc. During the three months ended March 28, 2010, sales to Best Buy accounted for approximately 17% of our net revenue and sales to Ingram Micro and its affiliates accounted for approximately 13% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of retailers and wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major retailers or wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our retailers or wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

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

As a result of our acquisitions, we have significant goodwill and amortizable intangible assets recorded on our balance sheet. In addition, significant negative industry or economic trends, such as those that have occurred in the last fifteen months, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill or amortizable intangible assets might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill or amortizable intangible assets be determined resulting in an adverse impact on our results of operations.

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

International sales comprise a significant amount of our overall net revenue. International sales were 54% of overall net revenue in fiscal 2009 and 50% of overall net revenue for the three months ended March 28, 2010. We continue to be committed to growing our international sales. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:

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

We moved into our new corporate headquarters in the third quarter of 2008. The existing lease on our former Santa Clara corporate headquarters does not expire until the end of 2010. We have subleased a portion of this facility and taken a restructuring charge for the balance of the lease costs. In the second quarter of 2009, one of our sub-lessees was unable to meet its rental obligation to us, and we were required to take a restructuring charge to increase our liability for remaining lease costs. We do not expect to find a replacement tenant for the defaulting sub-lessee. Additionally, in the third quarter of 2009, we agreed to reduce the monthly facility maintenance fees owed to us by another sub-lessee resulting in an increase of the accrual for restructuring charges related to the lease. If any additional sub-lessee moves out or is unable to meet its obligations to us, we would have to record an additional charge associated with such excess space.

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

Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California, regions known for seismic activity. Significantly all of our critical enterprise-wide information technology systems, including our main servers, are currently housed in colocation facilities near our headquarters in Northern California. While we contemplate moving our critical systems in 2010 to colocation facilities in a different geographic region in the United States, our systems remain susceptible to seismic activity so long as they are located in Northern California. In addition, substantially all of our manufacturing occurs in two geographically concentrated areas in mainland China, where disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010—January 31, 2010	24,947	$22.58	—	4,831,220
February 1, 2010—February 28, 2010	—	—	—	4,831,220
March 1, 2010—March 28, 2010	—	—	—	4,831,220

Total	24,947	$22.58	—

We repurchased approximately 25,000 shares or $563,000 of common stock related to the lapse of restricted stock units during the three months ended March 28, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant

/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2010

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer