Form 10-Q
period 2010-06-27
NETGEAR, INC
filed 2010-08-05
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 27, 2010.

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 35,419,078 as of July 30, 2010.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 27, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$110,940	$172,202
Short-term investments	120,090	74,898
Accounts receivable, net	138,730	162,853
Inventories	125,687	90,590
Deferred income taxes	14,248	13,347
Prepaid expenses and other current assets	25,996	20,835

Total current assets	535,691	534,725
Property and equipment, net	16,482	16,891
Intangibles, net	7,672	8,298
Goodwill	74,032	64,908
Other non-current assets	8,990	8,299

Total assets	$642,867	$633,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,337	$69,081
Accrued employee compensation	14,816	11,040
Other accrued liabilities	90,669	87,894
Deferred revenue	17,405	22,106
Income taxes payable	—	5,488

Total current liabilities	165,227	195,609
Non-current income taxes payable	19,837	17,479
Other non-current liabilities	5,697	5,880

Total liabilities	190,761	218,968

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock	35	35
Additional paid-in capital	294,450	280,256
Cumulative other comprehensive income	246	24
Retained earnings	157,375	133,838

Total stockholders’ equity	452,106	414,153

Total liabilities and stockholders’ equity	$642,867	$633,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net revenue	$195,949	$144,674	$407,504	$296,692
Cost of revenue	126,387	103,414	265,118	212,501

Gross profit	69,562	41,260	142,386	84,191

Operating expenses:
Research and development	9,945	7,496	19,250	14,849
Sales and marketing	30,358	24,464	61,147	50,366
General and administrative	8,397	7,855	17,339	16,092
Restructuring	(81)	18	(68)	694
Litigation reserves, net	143	8	211	2,540

Total operating expenses	48,762	39,841	97,879	84,541

Income (loss) from operations	20,800	1,419	44,507	(350)
Interest income	100	178	170	482
Other income (expense), net	132	(443)	(62)	604

Income before income taxes	21,032	1,154	44,615	736
Provision for income taxes	10,567	4,434	20,423	7,786

Net income (loss)	$10,465	$(3,280)	$24,192	$(7,050)

Net income (loss) per share:
Basic	$0.30	$(0.10)	$0.69	$(0.21)

Diluted	$0.29	$(0.10)	$0.67	$(0.21)

Weighted average shares outstanding used to compute net income (loss) per share:
Basic	35,237	34,399	35,095	34,375

Diluted	35,943	34,399	35,843	34,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net income (loss)	$24,192	$(7,050)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,414	6,201
Purchase premium amortization (discount accretion) on investments	(73)	60
Non-cash stock-based compensation	6,264	5,612
Income tax benefit (detriment) associated with stock option exercises	1,947	(646)
Excess tax benefit from stock-based compensation	(1,866)	(28)
Deferred income taxes	(846)	398
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	24,123	28,044
Inventories	(35,097)	37,201
Prepaid expenses and other assets	(1,437)	5,055
Accounts payable	(26,744)	(34,087)
Accrued employee compensation	3,776	931
Other accrued liabilities	2,211	(14,805)
Deferred revenue	(4,701)	(6,241)
Income taxes payable	(3,130)	1,389

Net cash provided by (used in) operating activities	(4,967)	22,034

Cash flows from investing activities:
Purchases of short-term investments	(90,090)	—
Proceeds from sale of short-term investments	45,000	10,000
Purchase of property and equipment	(3,379)	(888)
Loan issued	(3,030)	—
Payments made in connection with business acquisition, net of cash acquired	(12,000)	(39)

Net cash provided by (used in) investing activities	(63,499)	9,073

Cash flows from financing activities:
Purchase and retirement of treasury stock	(656)	(231)
Proceeds from exercise of stock options	5,452	130
Proceeds from issuance of common stock under employee stock purchase plan	542	623
Excess tax benefit from stock-based compensation	1,866	28

Net cash provided by financing activities	7,204	550

Net increase (decrease) in cash and cash equivalents	(61,262)	31,657
Cash and cash equivalents, at beginning of period	172,202	192,839

Cash and cash equivalents, at end of period	$110,940	$224,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

NETGEAR, Inc. was incorporated in Delaware in January 1996. NETGEAR, Inc., together with its subsidiaries (collectively, “NETGEAR” or the “Company”), designs, develops and markets networking, network storage, and security products that address the specific needs of small businesses and homes, enabling users to securely share Internet access, peripherals, files, digital multimedia content and applications among multiple personal computers, TVs and other Internet-enabled devices. The Company’s products include wireless, Ethernet, powerline networking, 3G, broadband access, network attached storage, internet TV connectivity and security products that are sold worldwide through distributors, traditional retailers, online retailers, direct market resellers (“DMRs”), value added resellers (“VARs”) and broadband service providers.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six months ended June 27, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Other than the Company’s accounting policies below, the Company’s significant accounting policies have not materially changed during the three and six months ended June 27, 2010.

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

The adoption of the new revenue recognition accounting standards did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for the three and six months ended June 27, 2010. The new accounting standards for revenue recognition if applied in the same manner to the year ended December 31, 2009 would not have had a material impact on total net revenues for that fiscal year. The new accounting standards for revenue recognition are not expected to have a material impact on total net revenues for the year ended December 31, 2010 based on current business practices.

Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, loans receivable, and accounts payable are carried at cost, which approximates their fair values due to their short maturities. Foreign currency forward contracts are recorded at fair value based on observable market data. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for disclosures regarding fair value measurement in accordance with the authoritative guidance for fair value measurements and disclosures.

Loans Receivable

The Company has made a loan to a third party that is classified within prepaid and other current assets. The loan is expected to be repaid before December 31, 2010.

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

3. Business Acquisition

On January 15, 2010, the Company completed the acquisition of certain intellectual property and other assets of Leaf Networks, LLC (“Leaf”), a developer of virtual networking software. The acquisition qualified as a business acquisition and was accounted for using the purchase method of accounting. The Company believes the acquisition will accelerate the Company’s continuing networking technology research and development initiatives. The aggregate purchase price was $2.1 million, of which $2.0 million was paid in cash in the three months ended March 28, 2010. Additionally, the acquisition agreement specified that Leaf shareholders may receive a total additional payout of up to $900,000 in cash over the three years following closure of the acquisition if developed products pass certain acceptance criteria. During the three months ended March 28, 2010, the Company had determined that the present value of the $900,000 potential additional payout was approximately $800,000, for which the Company will measure at fair value for each reporting period and record a liability.

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

4. Stock-based Compensation

The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of June 27, 2010, a total of 2,163,151 shares were reserved for future grants under these plans.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the ESPP included in the Company’s Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Cost of revenue	$227	$238	$506	$480
Research and development	572	512	1,153	1,032
Sales and marketing	1,193	1,027	2,405	2,082
General and administrative	1,131	919	2,200	2,018

	$3,123	$2,696	$6,264	$5,612

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on the historical volatility of the Company’s stock for the three and six months ended June 27, 2010 and June 28, 2009:

	Stock Options		Stock Options
	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Expected life (in years)	4.5	4.4	4.5	4.4
Risk-free interest rate	2.16%	1.91%	2.19%	1.53%
Expected volatility	49%	52%	50%	51%
Dividend yield	—	—	—	—

As of June 27, 2010, $15.9 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.39 years. Additionally, $2.7 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 0.78 years.

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

Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Six Months Ended
	June 27, 2010	June 28, 2009
Balance as of beginning of the period	$30,610	$28,607
Provision for warranty liability made during the period	32,346	16,382
Settlements made during the period	(25,814)	(21,434)

Balance at end of period	$37,142	$23,555

6. Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.5 million and $5.2 million for the three and six months ended June 27, 2010, respectively, and $2.3 million and $5.0 million for the three and six months ended June 28, 2009, respectively.

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

The following is a summary of the accrued restructuring charges (in thousands):

	Accrued Restructuring Charges at December 31, 2009	Adjustment to Accrual Recognition	Present Value Accretion	Cash Payments	Accrued Restructuring Charges at June 27, 2010
Abandonment of excess leased facilities	$516	$(44)	$13	$(255)	$230
Current portion	$516				$230

8. Derivative Financial Instruments

The Company’s subsidiaries have had and will continue to have material future cash flows, including revenue and expenses, which are denominated in currencies other than the Company’s functional currency. The Company and all its subsidiaries designate the U.S. dollar as the functional currency. Changes in exchange rates between the Company’s functional currency and other currencies in which the Company transacts will cause fluctuations in cash flow expectations and cash flow realized or settled. Accordingly, the Company uses derivatives to mitigate its business exposure to foreign exchange risk. The Company enters into foreign currency forward contracts in euros, British pounds, Australian dollars, and Japanese yen to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses, and on certain existing assets and liabilities. The Company does not enter into derivatives transactions for trading or speculative purposes.

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended June 27, 2010 and June 28, 2009, respectively.

    Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities which may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about ten non-designated derivatives per quarter. The average size of its non-designated hedges is about $4 million USD equivalent and these hedges range from one to five months in duration.

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

The fair values of the Company’s derivative instruments and the line items on the Unaudited Condensed Consolidated Balance Sheet to which they were recorded as of June 27, 2010 and December 31, 2009 are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at June 27, 2010	Balance Sheet Location	Fair Value at December 31, 2009
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$2,664	Prepaid expenses and other current assets	$1,329
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	$99	Prepaid expenses and other current assets	$—

Total		$2,763		$1,329

Derivative Liabilities	Balance Sheet Location	Fair Value at June 27, 2010	Balance Sheet Location	Fair Value at December 31, 2009
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(574)	Other accrued liabilities	$(347)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	$(116)	Other accrued liabilities	$(1)

Total		$(690)		$(348)

For details of the Company’s fair value measurements, please see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended June 27, 2010	Six Months Ended June 27, 2010
Foreign currency forward contracts	Other income (expense), net	$1,659	$3,426

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended June 28, 2009	Six Months Ended June 28, 2009
Foreign currency forward contracts	Other income (expense), net	$(3,102)	$425

The effects of the Company’s derivative instruments on other comprehensive income and the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 27, 2010 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended June 27, 2010
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$1,241	Net revenue	$1,393	Other income (expense), net	$(68)
Foreign currency forward contracts	—	Cost of revenue	(10)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(341)	Other income (expense), net	—

Total	$1,241		$1,042		$(68)

Derivatives Designated as Hedging Instruments	Six Months Ended June 27, 2010
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$1,396	Net revenue	$1,640	Other income (expense), net	$(94)
Foreign currency forward contracts	—	Cost of revenue	(14)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(434)	Other income (expense), net	—

Total	$1,396		$1,192		$(94)

Derivatives Designated as Hedging Instruments	Three and Six Months Ended June 28, 2009
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(684)	Net revenue	$(872)	Other income (expense), net	$(8)
Foreign currency forward contracts	—	Cost of revenue	9	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	135	Other income (expense), net	—

Total	$(684)		$(728)		$(8)

(a)	Refer to Note 15, “Comprehensive Income and Cumulative Other Comprehensive Income (Loss), Net” of the Unaudited Condensed Consolidated Financial Statements, which summarizes the activity in other comprehensive income related to derivatives.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the six months ended June 27, 2010 and June 28, 2009.

9. Balance Sheet Components

Accounts receivable, net (in thousands):

	June 27, 2010	December 31, 2009
Gross accounts receivable	$152,600	$178,430

Less: Allowance for doubtful accounts	(1,479)	(2,039)
Allowance for sales returns	(9,246)	(11,993)
Allowance for price protection	(3,145)	(1,545)

Total allowances	(13,870)	(15,577)

Accounts receivable, net	$138,730	$162,853

Inventories (in thousands):

	June 27, 2010	December 31, 2009
Raw materials	$2,077	$1,150
Finished goods	123,610	89,440

Total	$125,687	$90,590

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net (in thousands):

	June 27, 2010	December 31, 2009
Computer equipment	$5,246	$5,084
Furniture, fixtures and leasehold improvements	8,985	8,435
Software	18,123	17,954
Machinery	13,591	11,549
Construction in progress	811	415

	46,756	43,437
Less: accumulated depreciation and amortization	(30,274)	(26,546)

Property and equipment, net	$16,482	$16,891

Goodwill (in thousands):

	Goodwill at December 31, 2009	Infrant Technologies, Inc. Contingent Payment	Leaf Networks, LLC	Goodwill at June 27, 2010
Goodwill	$64,908	$8,224	$900	$74,032

Goodwill increased $9.1 million in the six months ended June 27, 2010, primarily consisting of $8.2 million attributable to a contingent payment related to certain milestones for the Company’s May 2007 acquisition of Infrant Technologies, Inc. (“Infrant”). During the three months ended March 28, 2010, the milestones were met, and the Company paid the $10 million contingent payment in the three months ended June 27, 2010. Of this $10 million, approximately $675,000 has been recognized as compensation expense and approximately $1.1 million has been recognized as a reduction in taxes payable, with the remainder allocated to goodwill. Of this $675,000 in compensation expense, approximately $113,000 was recognized in the three months ended December 31, 2009, approximately $339,000 was recognized in the three months ended March 29, 2010, and approximately $225,000 was recognized in the three months ended June 27, 2010. Additionally, $900,000 in goodwill was recognized associated with the Company’s January 2010 acquisition of Leaf. For additional discussion of this acquisition, please refer to Note 3 of the Unaudited Condensed Consolidated Financial Statements.

Other accrued liabilities (in thousands):

	June 27, 2010	December 31, 2009
Sales and marketing programs	$25,925	$30,767
Warranty obligation	37,142	30,610
Freight	4,781	6,958
Other	22,821	19,559

Other accrued liabilities	$90,669	$87,894

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

Net income (loss) per share for the three and six months ended June 27, 2010 and June 28, 2009 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net income (loss)	$10,465	$(3,280)	$24,192	$(7,050)

Weighted average shares outstanding:
Basic	35,237	34,399	35,095	34,375
Dilutive potential common shares	706	—	748	—

Total diluted	35,943	34,399	35,843	34,375

Basic net income (loss) per share	$0.30	$(0.10)	$0.69	$(0.21)

Diluted net income (loss) per share	$0.29	$(0.10)	$0.67	$(0.21)

Weighted average stock options and unvested restricted stock awards to purchase 2,691,532 and 2,792,612 shares of the Company’s stock for the three and six months ended June 27, 2010, respectively, and 4,795,425 shares for both the three and six months ended June 28, 2009, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. In addition, as a result of the Company’s net loss for the three and six months ended June 28, 2009, all potentially dilutive shares were anti-dilutive, and therefore, excluded from the computation of diluted net loss per share.

11. Income Taxes

The income tax provision for the three and six months ended June 27, 2010 was $10.6 million and $20.4 million, respectively, compared to the tax provision for the three and six months ended June 28, 2009 of $4.4 million and $7.8 million, respectively. The increase in tax expense is primarily caused by higher pre-tax income for the three and six months ended June 27, 2010, compared to the pre-tax income for the three and six months ended June 28, 2009. In both the three and six months ended June 27, 2010 and the same periods ended June 28, 2009, the Company incurred a loss in a country where such loss could not be benefitted. This results in a bifurcation of the tax provision between the results of the loss entity and the remaining profitable operations. Under this methodology, tax is accrued ratably on the profitable operations based on the income earned during the period while no tax benefit is accrued on the loss. In the three and six months ended June 27, 2010 compared to the prior year, the geographical distribution of income in the profitable entities was weighted toward countries with higher tax rates resulting in an increase in tax expense. This is partially offset by the effect of a smaller foreign loss.

The Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments are not anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $1.8 million.

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

Net revenue by geographic location is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
United States	$102,471	$69,438	$208,749	$134,657
United Kingdom	20,094	12,876	39,803	36,320
EMEA (excluding U.K.)	48,504	41,373	109,929	92,095
Asia Pacific and rest of the world	24,880	20,987	49,023	33,620

	$195,949	$144,674	$407,504	$296,692

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	June 27, 2010	December 31, 2009
United States	$12,205	$13,226
EMEA	322	282
China	3,419	2,860
Asia Pacific and rest of the world (excluding China)	536	523

	$16,482	$16,891

Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Best Buy Co., Inc.	16%	13%	16%	11%
Ingram Micro, Inc.	11%	10%	12%	9%
All others	73%	77%	72%	80%

	100%	100%	100%	100%

13. Commitments and Contingencies

Litigation and Other Legal Matters

Wi-Lan Inc. v. NETGEAR

In October 2007, a lawsuit was filed against the Company by Wi-Lan Inc. (“Wi-Lan”), a patent-holding company existing under the laws of Canada, in the U.S. District Court, Eastern District of Texas. Wi-Lan alleges that the Company infringes U.S. Patent Nos. 5,282,222, RE37,802 and 5,956,323. Wi-Lan has accused the Company of infringement with respect to its wireless networking products compliant with the IEEE 802.11 standards and ADSL products compliant with the ITUG.992 standards. Wi-Lan has also sued 21 other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. A claim construction hearing took place for the ‘222 and ‘802 Patents on March 11, 2010, and on May 11, 2010, the Court issued its claim construction order for these patents. A claim construction hearing is scheduled for the ‘323 Patent on September 1, 2010. This action is now in the discovery phase. The District Court has scheduled a January 4, 2011 jury trial.

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Western District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. The District Court held a claim construction hearing on August 15, 2008. On September 10, 2008, the District Court issued a claim construction order. In February 2009, the parties filed numerous motions for summary judgment concerning, among other things, non-infringement, invalidity, and other affirmative defenses. In September 2009, the District Court granted the Company’s motion for summary judgment of non-infringement of the three patents-in-suit. The District Court determined that the Company’s compliance with the 802.11 standard did not necessarily infringe the patents-in-suit and that the plaintiffs did not provide adequate evidence regarding the function of the Company’s products to put the issue of infringement before a jury. In light of the District Court’s determination that the patents-in-suit were not infringed, the District Court declined to address the Company’s summary judgment claims of the invalidity of the patents in question. On December 23, 2009, the Plaintiffs filed two briefs with the Federal Circuit appealing the District Court’s summary judgment rulings. The Company’s opposition brief was submitted on February 18, 2010. The Federal Circuit heard oral arguments on the Plaintiffs’ appeal on June 7, 2010, and the Federal Circuit’s decision on the arguments is expected in 2010. On December 30, 2009, the District Court ordered litigation costs in the amount $175,000 to be reimbursed to the Company, which have not yet been collected or recognized.

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court for the District of South Carolina. OptimumPath claims that certain of the Company’s wireless networking products infringe on OptimumPath’s U.S. Patent No. 7,035,281. OptimumPath also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32. In March 2009, the District Court granted defendants’ motion to transfer the case to the Northern District of California. In July 2009, the petition to challenge the denial of reexamination of claims 4-7 and 11-32 was denied. The Company and OptimumPath attended a Court-ordered mediation on September 22, 2009 but were unable to make progress towards settlement. This action is now in the discovery phase. The Court recently amended the case management order giving the parties a six week extension of the fact discovery deadline and making the claim construction discovery deadline co-extensive with the fact discovery deadline. The District Court has set a February 17, 2011 claim construction hearing date, and a 10-day jury trial is scheduled to begin on May 23, 2011.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court for the Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 and 7,193,562 in the course of deploying Wi-Fi antenna array technology in its WPN824 RangeMax wireless router. Ruckus also sued Rayspan Corporation alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the third quarter of 2008. The Company and Rayspan Corporation jointly filed a request for inter partes reexamination of the Ruckus patents with the USPTO on September 4, 2008. The Court issued a stay of the litigation while the reexaminations proceeded in the USPTO. On November 28, 2008, a reexamination was ordered with respect to claims 11-17 of U.S. Patent No. 7,193,562, but denied with respect to claims 1-10 and 18-36. On December 17, 2008, the defendants jointly filed a petition to challenge the denial of reexamination of claims 1-10 and 18-36 of U.S. Patent No. 7,193,562. In July 2009, the petition was denied, and the remaining claims 11-17 were confirmed. The Company is appealing the confirmation of claims 11-17. On December 2, 2008, reexamination was granted with regard to U.S. Patent No. 7,358,912. In early October 2009, the Company received an Action Closing Prosecution in the reexamination of the 7,358,912 patent. All the claims of the 7,358,912 patent, with the exception of the unchallenged claims 7 and 8, were finally rejected. On October 30, 2009, Ruckus submitted an “after-final” amendment in the 7,358,912 patent reexamination proceeding. The Company’s comments to Ruckus’ “after-final” amendment were submitted on November 30, 2009. The reexaminations and related appeals are proceeding in the USPTO. On December 1, 2009, the Court found that bifurcating the 7,193,562 patent from the 7,358,912 patent and commencing litigation on the 7,193,562 patent while the USPTO reexamination process and appeals are still pending would be an inefficient use of the Court’s resources. Accordingly, the Court ruled that the litigation stay remains in effect.

On November 4, 2009, Ruckus filed a new complaint in the Northern District of California alleging the Company and Rayspan Corporation infringe a patent that is related to the patents previously asserted against the Company and Rayspan Corporation by Ruckus, as discussed above. This newly asserted patent is U.S. Patent No. 7,525,486 entitled “Increased wireless coverage patterns.”

As with the previous Ruckus action, the WPN824 RangeMax wireless router is the alleged infringing device. The Company challenged the sufficiency of Ruckus’s complaint in this new action and moved to dismiss the complaint. Ruckus opposed this motion. The Court partially agreed with the Company’s motion and ordered Ruckus to submit a new complaint, which Ruckus did. The initial case management conference occurred on February 11, 2010. On March 25, 2010, the Court ordered a stay until the completion of the ‘562 Patent’s reexamination proceedings in the first Ruckus lawsuit against the Company and Rayspan. The Court instructed the parties to submit status reports to the Court every 6 months, apprising the Court of the status of the pending reexamination proceedings in the USPTO. Upon final exhaustion of all pending reexamination proceedings of the ‘562 Patent, including any appeals, the Court ordered the parties to jointly submit to the Court a letter indicating that all appeals have been exhausted and requesting a further case management conference.

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and thirty other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court for the Northern District of Alabama. Northpeak alleges that the Company’s 802.11b compatible products infringe certain claims of U.S. Patent Nos. 4,977,577 and 5,987,058. The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court for the Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the USPTO on the asserted patents. The reexaminations of the patents are proceeding. Thus far, all asserted claims of the ‘058 patent have been rejected on multiple grounds, and all asserted claims of the ‘577 patent have been rejected on obviousness grounds. The case remains still stayed by stipulation, and no trial date has been set.

Data Network Storage, LLC v. NETGEAR

In April 2009, a lawsuit was filed against the Company and fourteen other companies by Data Network Storage, LLC (“DNS”) in the U.S. District Court for the Southern District of California. DNS alleged that the Company and the other third parties infringe U.S. Patent No. 6,098,128. In particular, DNS is alleging that several of the Company’s ReadyNAS products infringe upon DNS’s patents. The Company filed its answer to the lawsuit in July 2009 and asserted that DNS’s patents were both invalid and had not been infringed upon by the Company. In September 2009, at a Court-sanctioned early neutral evaluation, the parties were unable to reach an agreement on a settlement. On January 27, 2010, the Court denied co-defendant Fujitsu America, Inc.’s motion to stay the litigation, and the Company submitted its invalidity contentions on February 1, 2010. The Company and the plaintiff entered into settlement discussions in early March. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company agreed to make a one-time lump sum payment in consideration for a fully paid and perpetual license to, and a covenant not to sue on, the ‘128 patent and the plaintiff’s entire portfolio of U.S. patents, related patents, and foreign counterparts. The Company has made the required one-time lump sum payment, and the lawsuit by DNS against the Company was dismissed with prejudice on April 23, 2010. This arrangement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

WIAV Networks, LLC v. NETGEAR

In July 2009, a lawsuit was filed against the Company and over fifty other companies by WIAV Networks, LLC (“WIAV”) in the U.S. District Court for the Eastern District of Texas. WIAV alleges that the Company and the other defendants infringe U.S. Patent Nos. 6,480,497 and 5,400,338. WIAV alleges that the Company’s wireless networking devices, including various routers and gateways, infringe upon WIAV’s patents. The Company filed its answer to the lawsuit in October 2009 and asserted that WIAV’s patents were both invalid and not infringed upon by the Company. In March 2010, the Company and its co-defendants filed a motion to transfer the case to the Northern District of California. WIAV opposed the motion. On June 3, 2010, the Court heard the defendants’ motion to transfer the case from the Eastern District of Texas to the Northern District of California. The Court took the motion under consideration, and on July 15, 2010, the Court ruled that it would transfer the case to the Northern District of California. Discovery has not commenced.

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

MPH Technologies Oy v. NETGEAR

On February 4, 2010, the Company was sued by MPH Technologies Oy (“MPH”) for infringement of U.S. patent 7,346,926 entitled “Method for Sending Messages Over Secure Mobile Communication Links.” MPH alleges that the Company’s VPN Client Software, Dual WAN gigabit SSL VPN Firewall, ProSafe Dual WAN VPN Firewall with 8-port 10/100 Switch, ProSafe VPN Firewall with 8-port 10/100 Switch, ProSafe VPN Firewall 8 with 8-Port 10/100 Switch, ProSafe VPN Firewall 8 with 4-Port 10/100 Mbps Switch, ProSafe 802 11 g Wireless ADSL Modem VPN Firewall Router, ProSafe Wireless-N VPN Firewall, and ProSafe 802 11 wireless VPN Firewall 8 with 8-port 10/100 Mbps Switch infringe claims of the ‘926 Patent. On May 17, 2010, the defendants jointly filed a motion to transfer the case to the Northern District of California. In addition, the Company filed its answer, affirmative defenses, and counterclaims on that day. On June 9, 2010, the plaintiff filed its answer to the Company’s invalidity counterclaim and its response to the defendants’ motion to transfer. On June 23, 2010, the defendants filed their joint reply to plaintiff’s response to the defendants’ motion to transfer venue. On July 16, 2010, the Court issued an order transferring the case to the Northern District of California. Discovery in this case has not yet commenced.

Atwater Partners of Texas LLC v. NETGEAR

On June 1, 2010, the Company, along with 24 other companies, was sued by a non-practicing entity called Atwater Partners of Texas LLC (“Atwater”). The complaint alleges that the Company directly or indirectly infringes five patents based on the use of technology from Sharedband Technologies, LLC. The patents involve bonded DSL technology. No accused products were named by Atwater in its complaint. The Company’s answer to the complaint is due on August 5, 2010.

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

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and small business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company’s consolidated results of operations and financial position for the three months ended June 27, 2010. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

Additionally, the EU has enacted the Restriction of Hazardous Substances Directive (“RoHS Legislation”). The RoHS Legislation, along with similar legislation in China, prohibits the use of certain substances, including mercury, cadmium, hexavalent chromium and lead (except for allowed exempted materials and applications), in certain products put on the market after July 1, 2006. The Company believes it has met the requirements of the RoHS Legislation.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer) and up to 26 weeks (for other key executives). Such employees will continue to have stock options vest for up to a one year period following the termination. If the termination without cause occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her stock options.

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

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At June 27, 2010, the Company had $114.9 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 27, 2010.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 27, 2010.

14. Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The following table summarizes the valuation of the Company’s financial instruments as of June 27, 2010 and December 31, 2009 (in thousands):

	As of June 27, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$55,650	$55,650	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	120,090	120,090	—	—
Foreign currency forward contracts (2)	2,763	—	2,763	—

Total	$178,503	$175,740	$2,763	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of June 27, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$690	$—	$690	$—

Total	$690	$—	$690	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$120,324	$120,324	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	74,898	74,898	—	—
Foreign currency forward contracts (2)	1,329	—	1,329	—

Total	$196,551	$195,222	$1,329	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(348)	$—	$(348)	$—

Total	$(348)	$—	$(348)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

The Company’s investments in cash equivalents and available for sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A+/A2 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At June 27, 2010 and December 31, 2009, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

15. Comprehensive Income and Cumulative Other Comprehensive Income (Loss), Net

The following table sets forth the activity for each component of other comprehensive income (loss), net of related taxes, for the three and six months ended June 27, 2010 and June 28, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Net income (loss)	$10,465	$(3,280)	$24,192	$(7,050)
Unrealized gains (losses) on derivative instruments	199	44	$204	$44
Unrealized gains (losses) on available-for-sale securities	15	(32)	18	(67)

Comprehensive income (loss)	$10,679	$(3,268)	$24,414	$(7,073)

The following table sets forth the components of cumulative other comprehensive income (loss), net of related taxes, as of June 27, 2010 and December 31, 2009 (in thousands):

	June 27, 2010	December 31, 2009
Net unrealized gains on derivative instruments	$224	$20
Net unrealized gains on available-for-sale securities	22	4

Total cumulative other comprehensive income, net of taxes	$246	$24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our net revenue increased 35.4% from the three months ended June 28, 2009 to the three months ended June 27, 2010. The increase in net revenue was principally attributable to higher sales in several of our product categories. These include wireless-N products sold to retailers and existing service provider customers, ReadyNAS products, TV multimedia products and switch products.

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

Our gross margin increased to 35.5% for the three months ended June 27, 2010, from 28.5% for the three months ended June 28, 2009. The increase in gross margin was primarily attributable to a higher percentage of our total revenue coming from higher sales of retail and small business products, which generally carry higher gross margins. Additionally, a lower percentage of our total revenue came from service provider product sales, which generally carry lower gross margins. We believe service provider revenue may increase, as a percentage of total revenue, in the second half of 2010 as service providers increase deployment of Docsis 3.0 equipment. Operating expenses for the three months ended June 27, 2010 were $48.8 million, or 24.9% of net revenue, compared to $39.8 million, or 27.5% of net revenue, for the three months ended June 28, 2009.

Net income increased $13.8 million to income of $10.5 million for the three months ended June 27, 2010, from a net loss of $3.3 million for the three months ended June 28, 2009. This increase was primarily attributable to an increase in gross profit of $28.3 million. This increase was primarily offset by an increase in operating expenses of $9.0 million and an increase in the provision for income taxes of $6.2 million.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations and the percentage change for the three and six months ended June 27, 2010, with the comparable reporting periods in the preceding year.

	Three Months Ended				Six Months Ended
	June 27, 2010	Percentage Change		June 28, 2009	June 27, 2010	Percentage Change		June 28, 2009
	(In thousands, except percentage data)				(In thousands, except percentage data)
Net revenue	$195,949	35.4%		$144,674	$407,504	37.3%		$296,692
Cost of revenue	126,387	22.2		103,414	265,118	24.8		212,501

Gross profit	69,562	68.6		41,260	142,386	69.1		84,191

Operating expenses:
Research and development	9,945	32.7		7,496	19,250	29.6		14,849
Sales and marketing	30,358	24.1		24,464	61,147	21.4		50,366
General and administrative	8,397	6.9		7,855	17,339	7.7		16,092
Restructuring	(81)	*	*	18	(68)	*	*	694
Litigation reserves, net	143	*	*	8	211	(91.7)		2,540

Total operating expenses	48,762	22.4		39,841	97,879	15.8		84,541

Income (loss) from operations	20,800	1365.8		1,419	44,507	*	*	(350)
Interest income	100	(43.8)		178	170	(64.7)		482
Other income (expense), net	132	*	*	(443)	(62)	*	*	604

Income before income taxes	21,032	1722.5		1,154	44,615	5961.8		736
Provision for income taxes	10,567	138.3		4,434	20,423	162.3		7,786

Net income (loss)	$10,465	*	*	$(3,280)	$24,192	*	*	$(7,050)

** Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net revenue	100%	100%	100%	100%

Cost of revenue	64.5	71.5	65.1	71.6

Gross margin	35.5	28.5	34.9	28.4

Operating expenses:
Research and development	5.1	5.2	4.7	5.0
Sales and marketing	15.5	16.9	15.0	17.0
General and administrative	4.3	5.4	4.3	5.4
Restructuring	(0.1)	0.0	0.0	0.2
Litigation reserves, net	0.1	0.0	0.0	0.9

Total operating expenses	24.9	27.5	24.0	28.5

Income (loss) from operations	10.6	1.0	10.9	(0.1)
Interest income	0.0	0.1	0.0	0.1
Other income (expense), net	0.1	(0.3)	0.0	0.2

Income before income taxes	10.7	0.8	10.9	0.2
Provision for income taxes	5.4	3.1	5.0	2.6

Net income (loss)	5.3%	(2.3%)	5.9%	(2.4%)

Three Months Ended June 27, 2010 Compared to Three Months Ended June 28, 2009

Net Revenue

	Three Months Ended
	June 27, 2010	Percentage Change	June 28, 2009
	(In thousands, except percentage data)
Net revenue	$195,949	35.4%	$144,674

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition and net changes in deferred revenue.

Net revenue increased $51.2 million, or 35.4%, to $195.9 million for the three months ended June 27, 2010, from $144.7 million for the three months ended June 28, 2009. The increase in net revenue was principally attributable to higher sales in several of our product categories. These include wireless-N products sold to retailers and existing service provider customers, ReadyNAS products, TV multimedia products and switch products. Sales in North America increased 47.6%, primarily due to strength in retail sales driven by market share gains.

Net revenue by geographic location is as follows:

	Three Months Ended
	June 27, 2010	Percentage Change	June 28, 2009
	(In thousands, except percentage data)
North America	$102,471	47.6%	$69,438
Percentage of net revenue	52.3%		48.0%
Europe, Middle-East and Africa	$68,598	26.4%	$54,249
Percentage of net revenue	35.0%		37.5%
Asia Pacific	$24,880	18.6%	$20,987
Percentage of net revenue	12.7%		14.5%

Cost of Revenue and Gross Margin

	Three Months Ended
	June 27, 2010	Percentage Change	June 28, 2009
	(In thousands, except percentage data)
Cost of revenue	$126,387	22.2%	$103,414
Gross margin percentage	35.5%		28.5%

Cost of revenue consists primarily of the following: the cost of finished products from our third party contract manufacturers; overhead costs including purchasing, product planning, inventory control, warehousing and distribution logistics; inbound freight; warranty costs associated with returned goods; write-downs for excess and obsolete inventory, and amortization expense of certain acquired intangibles. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other sales incentives, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight, conversion costs, and charges for excess or obsolete inventory.

Cost of revenue increased $23.0 million, or 22.2%, to $126.4 million for the three months ended June 27, 2010, from $103.4 million for the three months ended June 28, 2009. In addition, our gross margin increased to 35.5% for the three months ended June 27, 2010, from 28.5% for the three months ended June 28, 2009. The increase in gross margin was primarily attributable to a higher percentage of our total revenue coming from higher sales of retail and small business products, which generally carry higher gross margins. Additionally, a lower percentage of our total revenue came from service provider product sales, which generally carry lower gross margins. We believe service provider revenue may increase, as a percentage of total revenue, in the second half of 2010 as service providers increase deployment of Docsis 3.0 equipment.

Operating Expenses

Research and Development

	Three Months Ended
	June 27, 2010	Percentage Change	June 28, 2009
	(In thousands, except percentage data)
Research and development expense	$9,945	32.7%	$7,496
Percentage of net revenue	5.1%		5.2%

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

Research and development expenses increased $2.4 million, or 32.7%, to $9.9 million for the three months ended June 27, 2010, from $7.5 million for the three months ended June 28, 2009. The increase was primarily attributable to increased costs of $1.6 million related to an increase in payroll and other employee expenses primarily resulting from increased incentive compensation, as well as increased overall research and development headcount. Also included in the $1.6 million was an increase of $307,000 due to acquisition-related contingent compensation related to our May 2007 acquisition of Infrant Technologies, Inc. earned during the three months ended June 27, 2010 that did not occur during the three months ended June 28, 2009.

Sales and Marketing

	Three Months Ended
	June 27, 2010	Percentage Change	June 28, 2009
	(In thousands, except percentage data)
Sales and marketing expense	$30,358	24.1%	$24,464
Percentage of net revenue	15.5%		16.9%

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

Sales and marketing expenses increased $5.9 million, or 24.1%, to $30.4 million for the three months ended June 27, 2010, from $24.5 million for the three months ended June 28, 2009. Of this increase, $3.4 million was related to an increase in payroll and other employee expenses primarily attributable to increased overall sales and marketing headcount, increased variable compensation and an increase in travel expenses. Sales and marketing headcount increased 16%, to 295 employees at June 27, 2010 compared to 255 employees at June 28, 2009. Additionally, marketing expenses increased attributable to increased marketing campaigns.

General and Administrative

	Three Months Ended
	June 27, 2010	Percentage Change	June 28, 2009
	(In thousands, except percentage data)
General and administrative expense	$8,397	6.9%	$7,855
Percentage of net revenue	4.3%		5.4%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other corporate expenses. In 2010 we expect general and administrative costs to increase slightly as compared to the year ended December 31, 2009.

General and administrative expenses increased $542,000, or 6.9%, to $8.4 million for the three months ended June 27, 2010, from $7.9 million for the three months ended June 28, 2009. Of this increase, $1.3 million was related to an increase in payroll and other employee expenses primarily attributable to increased incentive compensation, as well as increased overall general and administrative headcount. Partially offsetting this increase was a $1.2 million decrease in fees for outside legal and other professional services attributable to decreased legal defense costs.

Litigation Reserves

During the three months ended June 27, 2010 and June 28, 2009, we recorded a litigation reserve expense of $143,000 and $8,000, respectively, for estimated costs related to the settlement of various lawsuits filed against us. For a detailed discussion of our litigation matters, please see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), Net

	Three Months Ended
	June 27, 2010	June 28, 2009
	(In thousands)
Interest income	$100	$178
Other income (expense), net	132	(443)

Total interest income and other income (expense), net	$232	$(265)

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

Interest income decreased $78,000, or 43.8%, to $100,000 for the three months ended June 27, 2010, from $178,000 for the three months ended June 28, 2009. The decrease in interest income was primarily attributable to a decrease in the average interest rate earned in the three months ended June 27, 2010, as compared to the three months ended June 28, 2009.

Other income (expense), net, increased $575,000 to income of $132,000 for the three months ended June 27, 2010, from an expense of $443,000 for the three months ended June 28, 2009. Our foreign currency hedging program more than offset our foreign exchange losses related to the Australian dollar and euro during three months ended June 27, 2010, resulting in income of $132,000. The U.S. dollar weakened against the Australian dollar, British pound, and euro in the three months ended June 28, 2009, but our foreign currency hedging program more than offset these movements, resulting in expense of $443,000. For details of our hedging program and related foreign currency contracts, please see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for Income Taxes

The income tax provision for the three months ended June 27, 2010 was $10.6 million, compared to the tax provision for the three months ended June 28, 2009 of $4.4 million. The increase in tax expense is primarily caused by higher pre-tax income for the three months ended June 27, 2010, compared to the pre-tax income for the three months ended June 28, 2009. In both the three months ended June 27, 2010 and the three months ended June 28, 2009, the Company incurred a loss in a country where such loss could not be benefitted. This results in a bifurcation of the tax provision between the results of the loss entity and the remaining profitable operations. Under this methodology, tax is accrued ratably on the profitable operations based on the income earned during the period while no tax benefit is accrued on the loss. In the three months ended June 27, 2010 compared to the prior year, the geographical distribution of income in the profitable entities was weighted toward countries with higher tax rates resulting in an increase in tax expense. This is partially offset by the effect of a smaller foreign loss.

Net Income

Net income increased $13.8 million to income of $10.5 million for the three months ended June 27, 2010, from a net loss of $3.3 million for the three months ended June 28, 2009. This increase was primarily attributable to an increase in gross profit of $28.3 million. This increase was primarily offset by an increase in operating expenses of $9.0 million and an increase in the provision for income taxes of $6.2 million.

Six Months Ended June 27, 2010 Compared to Six Months Ended June 28, 2009

Net Revenue

	Six Months Ended
	June 27, 2010	Percentage Change	June 28, 2009
	(In thousands, except percentage data)
Net revenue	$407,504	37.3%	$296,692

Net revenue increased $110.8 million, or 37.3%, to $407.5 million for the six months ended June 27, 2010, from $296.7 million for the six months ended June 28, 2009. The increase in net revenue was principally attributable to higher sales in several of our product categories. These include wireless-N products sold to retailers and existing service provider customers, ReadyNAS products, TV multimedia products and switch products. Sales in North America increased 55.0%, primarily due to strength in retail sales driven by market share gains.

Net revenue by geographic location is as follows:

	Six Months Ended
	June 27, 2010	Percentage Change	June 28, 2009
	(In thousands, except percentage data)
North America	$208,749	55.0%	$134,657
Percentage of net revenue	51.2%		45.4%

Europe, Middle-East and Africa	$149,732	16.6%	$128,415
Percentage of net revenue	36.7%		43.3%

Asia Pacific	$49,023	45.8%	$33,620
Percentage of net revenue	12.0%		11.3%

Cost of Revenue and Gross Margin

	Six Months Ended
	June 27, 2010	Percentage Change	June 28, 2009
	(In thousands, except percentage data)
Cost of revenue	$265,118	24.8%	$212,501
Gross margin percentage	34.9%		28.4%

Cost of revenue increased $52.6 million, or 24.8%, to $265.1 million for the six months ended June 27, 2010, from $212.5 million for the six months ended June 28, 2009. In addition, our gross margin increased to 34.9% for the six months ended June 27, 2010, from 28.4% for the six months ended June 28, 2009. The increase in gross margin was primarily attributable to a higher percentage of our total revenue coming from higher sales of retail and small business products, which generally carry higher gross margins. Additionally, a lower percentage of our total revenue came from service provider product sales, which generally carry lower gross margins. We believe service provider revenue may increase, as a percentage of total revenue, in the second half of 2010 as service providers increase deployment of Docsis 3.0 equipment.

Operating Expenses

Research and Development

	Six Months Ended
	June 27, 2010	Percentage Change	June 28, 2009
	(In thousands, except percentage data)
Research and development expense	$19,250	29.6%	$14,849
Percentage of net revenue	4.7%		5.0%

Research and development expenses increased $4.5 million, or 29.6%, to $19.3 million for the six months ended June 27, 2010, from $14.8 million for the six months ended June 28, 2009. The increase was primarily attributable to increased costs of $3.3 million related to an increase in payroll and other employee expenses primarily resulting from increased incentive compensation, as well as increased overall research and development headcount. Also included in the $3.3 million was an increase of $646,000 due to acquisition-related contingent compensation related to our May 2007 acquisition of Infrant Technologies, Inc. earned during the six months ended June 27, 2010 that did not occur during the six months ended June 28, 2009. Furthermore, the increase was attributable to higher outside service costs of $718,000, primarily related to our increased research and development projects.

Sales and Marketing

	Six Months Ended
	June 27, 2010	Percentage Change	June 28, 2009
	(In thousands, except percentage data)
Sales and marketing expense	$61,147	21.4%	$50,366
Percentage of net revenue	15.0%		17.0%

Sales and marketing expenses increased $10.7 million, or 21.4%, to $61.1 million for the six months ended June 27, 2010, from $50.4 million for the six months ended June 28, 2009. Of this increase, $7.3 million was related to an increase in payroll and other employee expenses primarily attributable to increased overall sales and marketing headcount, increased variable compensation and an increase in travel expenses. Sales and marketing headcount increased 16%, to 295 employees at June 27, 2010 compared to 255 employees at June 28, 2009. Additionally, marketing expenses increased attributable to increased marketing campaigns.

General and Administrative

	Six Months Ended
	June 27, 2010	Percentage Change	June 28, 2009
	(In thousands, except percentage data)
General and administrative expense	$17,339	7.7%	$16,092
Percentage of net revenue	4.3%		5.4%

General and administrative expenses increased $1.2 million, or 7.7%, to $17.3 million for the six months ended June 27, 2010, from $16.1 million for the six months ended June 28, 2009. Of this increase, $2.9 million was related to an increase in payroll and other employee expenses primarily attributable to increased incentive compensation, as well as increased overall general and administrative headcount. Partially offsetting this increase was a $2.2 million decrease in fees for outside legal and other professional services attributable to decreased legal defense costs.

Restructuring

In July 2008, we ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to our new corporate headquarters in San Jose, California. We realized a benefit of $68,000 related to this relocation in the six months ended June 27, 2010, due to lower than expected common area maintenance fees. We expensed $694,000 related to this relocation in the six months ended June 28, 2009, as a sub-lessee had ceased making payments in that period, and we did not expect to find a replacement sub-lessee during the remaining term of the lease. For a further discussion of our restructuring expenses, please see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Litigation Reserves

During the six months ended June 27, 2010 and June 28, 2009, we recorded a litigation reserve expense of $211,000 and $2.5 million, respectively, for estimated costs related to the settlement of various lawsuits filed against us. For a detailed discussion of our litigation matters, please see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), Net

	Six Months Ended
	June 27, 2010	June 28, 2009
	(In thousands)
Interest income	$170	$482
Other income (expense), net	(62)	604

Total interest income and other income (expense), net	$108	$1,086

Interest income decreased $312,000, or 64.7%, to $170,000 for the six months ended June 27, 2010, from $482,000 for the six months ended June 28, 2009. The decrease in interest income was primarily attributable to a decrease in the average interest rate earned in the six months ended June 27, 2010, as compared to the six months ended June 28, 2009.

Other income (expense), net, decreased $666,000 to expense of $62,000 for the six months ended June 27, 2010, from income of $604,000 for the six months ended June 28, 2009. Our foreign currency hedging program more than offset our foreign exchange losses related to the Australian dollar, British pound and euro during the six months ended June 27, 2010, resulting in expense of $62,000. Our foreign currency hedging program more than offset the effects of movements in foreign exchange rates related to the Australian dollar, British pound and euro in the six months ended June 28, 2009, resulting in income of $604,000. For details of our hedging program and related foreign currency contracts, please see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for Income Taxes

The income tax provision for the six months ended June 27, 2010 was $20.4 million, compared to the tax provision for the six months ended June 28, 2009 of $7.8 million. The increase in tax expense is primarily caused by higher pre-tax income for the six months ended June 27, 2010, compared to the pre-tax income for the six months ended June 28, 2009. In both the six months ended June 27, 2010 and the six months ended June 28, 2009, the Company incurred a loss in a country where such loss could not be benefitted. This results in a bifurcation of the tax provision between the results of the loss entity and the remaining profitable operations. Under this methodology, tax is accrued ratably on the profitable operations based on the income earned during the period while no tax benefit is accrued on the loss. In the six months ended June 27, 2010 compared to the prior year, the geographical distribution of income in the profitable entities was weighted toward countries with higher tax rates resulting in an increase in tax expense. This is partially offset by the effect of a smaller foreign loss.

Net Income

Net income increased $31.3 million to income of $24.2 million for the six months ended June 27, 2010, from a net loss of $7.1 million for the six months ended June 28, 2009. This increase was primarily attributable to an increase in gross profit of $58.2 million. This increase was primarily offset by an increase in operating expenses of $13.4 million and an increase in the provision for income taxes of $12.6 million.

Liquidity and Capital Resources

Our cash and cash equivalents balance decreased from $172.2 million as of December 31, 2009 to $110.9 million as of June 27, 2010. Operating activities during the six months ended June 27, 2010 used cash of $5.0 million, compared to $22.0 million used in the six months ended June 28, 2009. Investing activities during the six months ended June 27, 2010 used cash of $63.5 million, primarily due to $45.1 million in net purchases of short-term investments and $12.0 million in payments made in connection with business acquisitions. During the six months ended June 27, 2010, financing activities provided cash of $7.2 million, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.

Our days sales outstanding decreased from 71 days as of December 31, 2009 to 64 days as of June 27, 2010 due to our increased focus on collections.

Our accounts payable decreased from $69.1 million at December 31, 2009 to $42.3 million at June 27, 2010. The decrease of $26.8 million is primarily attributable to timing of payments.

Inventory increased by $35.1 million from $90.6 million at December 31, 2009 to $125.7 million at June 27, 2010. In the three months ended June 27, 2010 we experienced annualized ending inventory turns of approximately 4.0, down from approximately 6.7 in the three months ended December 31, 2009. This decrease is primarily attributable to our increased inventory levels to support current demand levels for our products.

We paid a $10 million contingent payment related to our May 2007 acquisition of Infrant Technologies, Inc. (“Infrant”) in the six months ended June 27, 2010.

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At June 27, 2010, we had approximately $114.9 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.

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

In October 2008, the Board of Directors approved plans to purchase shares of our common stock in the open market. As of June 27, 2010, we were authorized to purchase up to an additional 4.8 million shares under the share repurchase plan. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on various factors including, but not limited to, such factors as levels of cash generation from operations, cash requirements for acquisitions, and current stock price.

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of June 27, 2010 (in thousands):

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	Total
Operating leases	$6,168	$9,393	$7,672	$11,159	$34,392
Purchase obligations	114,933	—	—	—	114,933

	$121,101	$9,393	$7,672	$11,159	$149,325

Off-Balance Sheet Arrangements

As of June 27, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of June 27, 2010, we had total gross unrecognized tax benefits and related interest of $19.8 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. Other than our revenue recognition accounting policy, which is discussed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements, our critical accounting policies have not materially changed during the six months ended June 27, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Additionally, our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during the six months ended June 27, 2010.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. We began using foreign currency forward contract derivatives in the fourth quarter of 2008 to partially offset our business exposure to foreign exchange risk on our foreign currency denominated assets and liabilities. Additionally, in the second quarter of 2009 we began entering into certain foreign currency forward contracts that have been designated as cash-flow hedges under the authoritative guidance for derivatives and hedging to partially offset our business exposure to foreign exchange risk on portions of our anticipated foreign currency revenue, costs of revenue, and certain operating expenses. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the Unaudited Condensed Consolidated Statements of Operations, and in cumulative other comprehensive income on the Balance Sheet. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet and anticipated cash flow exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheet and anticipated cash flow exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged exposures. If there were an adverse movement in exchange rates, we might suffer significant losses. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional disclosure on our foreign currency contracts, which are hereby incorporated by reference into this Part I, Item 3.

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

A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $279,000 to net income, net of our hedged position, at June 27, 2010. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of June 27, 2010 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the three and six months ended June 27, 2010, 14.9% and 17.0%, respectively, of total net revenue was denominated in a currency other than the U.S. dollar.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	slow or negative growth in the networking product, personal computer, internet infrastructure, home electronics and related technology markets, as well as decreased demand for internet access;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand;

•	component supply constraints from our vendors;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products that would adversely impact our margins;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	litigation involving patent infringement;

•	epidemic or widespread failure in one or more of our products;

•	unanticipated safety issues involving one or more of our products;

•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	delay or failure of our service provider customers to purchase at the volumes that we forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	our customers’ inability to pay for purchased goods in a timely fashion;

•	labor unrest at facilities managed by our third party manufacturers;

•	bad debt exposure with our existing customers and as we expand into new international markets;

•	unanticipated increase in costs, including air freight, associated with shipping and delivery of our products;

•	our failure to implement and maintain the appropriate internal controls over financial reporting which may result in restatements of our financial statements; and

•	any changes in accounting rules.

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

The recent economic problems affecting the banking system and financial markets and the recent uncertainty in global economic conditions resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, and high unemployment. There could be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the small and medium business market include Allied Telesyn, Barracuda, Buffalo, Dell, D-Link, Fortinet, Inc., Hewlett-Packard, Huawei, Cisco Systems, the Linksys division of Cisco Systems, SonicWALL and WatchGuard. Our principal competitors in the home market include Apple, Belkin, D-Link, Cisco Systems and the Linksys division of Cisco Systems. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Comtrend, D-Link, Hitron, Huawei, Motorola, Sagem, Scientific Atlanta-a Cisco company, Ubee, ZyXEL, Thomson and 2Wire. Other current and potential competitors include numerous local vendors such as Devolo, LEA and AVM in Europe, Corega and Melco in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors who could integrate networking capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition has intensified in our industry. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. These companies could devote more capital resources to develop, manufacture and market competing products than we could. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report, which information is incorporated into this Item 1A by reference. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

In July 2009, we announced that we had incorrectly reported our income tax provision for the three months ended March 29, 2009 and, as a result of this error, we restated the financial statements in our quarterly report on Form 10-Q for the three months ended March 29, 2009. The restatement, which related solely to the correction of the income tax provision for the three months ended March 29, 2009, resulted in adjustments related to income taxes in our financial statements. In our previously filed financial statements for the three months ended March 29, 2009, we incorrectly included a particular foreign entity in calculating our estimated annualized tax provision. This foreign entity should not have been included in the calculation because the anticipated losses in that entity would not give rise to tax benefits. While our overall annual tax provision was not affected for the entire year, we made an error in inter-quarter allocations of the tax provision. Material changes to our previously reported financial information occurred as a result of this error.

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

Our reliance on third party manufacturers also exposes us to the following risks over which we have limited control:

•	unexpected increases in manufacturing and repair costs;

•	inability to control the quality of finished products;

•	inability to control delivery schedules;

•	potential lack of adequate capacity to manufacture all or a part of the products we require; and

•	potential labor unrest affecting the ability of the third party manufacturers to produce our products.

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

Specifically, substantially all of our manufacturing occurs in mainland China and any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our ODMs to manufacture our products. Recent labor unrest in China may also affect our ODMs as workers may strike and cause production delays. If our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly harmed. Further, if the ODMs, CMs and OEMs fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected.

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

We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter.

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

We sell a substantial portion of our products through broadband service providers worldwide. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. These challenges include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and our general inexperience in selling to service providers. Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. In certain cases, we may commit to fixed price long term purchase orders, with such orders priced in foreign currencies which could lose value over time in the event of adverse changes in foreign exchange rates. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin expectations for a particular period of time and therefore adversely affect our stock price. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen slowdowns in capital expenditures by certain of our service provider customers in the past, and believe there may be potential for similar slowdowns in the future. Any slowdown in the general economy, over capacity, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.

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

We have made, and continue to seek, investments in companies around the world to further our strategic objectives and support our key business initiatives. These investments may include equity or debt instruments of public or private companies, and may be non-marketable at the time of our initial investment. We do not restrict the types of companies in which we seek to invest. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on other equity investments. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain adverse accounting issues, such as potential consolidation of financial results.

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

We sell a substantial portion of our products through retailers, including Best Buy Co., Inc. and its affiliates, and wholesale distributors, including Ingram Micro, Inc. During the fiscal quarter ended June 27, 2010, sales to Best Buy accounted for approximately 16% of our net revenue and sales to Ingram Micro and its affiliates accounted for approximately 11% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of retailers and wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major retailers or wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our retailers or wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

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

As a result of our acquisitions, we have significant goodwill and amortizable intangible assets recorded on our balance sheet. In addition, significant negative industry or economic trends, such as those that have occurred in the last couple of years, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill or amortizable intangible assets might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill or amortizable intangible assets be determined resulting in an adverse impact on our results of operations.

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

International sales comprise a significant amount of our overall net revenue. International sales were 54% of overall net revenue in fiscal 2009 and 49% of overall net revenue for the three months ended June 27, 2010. We continue to be committed to growing our international sales. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:

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

In addition, war, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. For example, recent labor disputes at manufacturing facilities in China have been increasing and have led to workers going on strike. The recent trend of labor unrest could materially affect our third party manufacturers’ abilities to manufacture our products. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 29, 2010—April 30, 2010	—	$—	—	4,831,220
May 1, 2010—May 31, 2010	3,898	23.90	—	4,831,220
June 1, 2010—June 30, 2010	—	—	—	4,831,220

Total	3,898	$23.90	—

We repurchased approximately 3,898 shares or $93,000 of common stock related to the lapse of restricted stock units during the three months ended June 27, 2010.

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

Date: August 5, 2010

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer