Form 10-Q
period 2010-10-03
NETGEAR, INC
filed 2010-11-10
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 3, 2010.

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 35,837,432 as of November 5, 2010.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 3, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$98,548	$172,202
Short-term investments	144,961	74,898
Accounts receivable, net	175,599	162,853
Inventories	110,394	90,590
Deferred income taxes	18,592	13,347
Prepaid expenses and other current assets	23,286	20,835

Total current assets	571,380	534,725
Property and equipment, net	17,085	16,891
Intangibles, net	7,598	8,298
Goodwill	73,949	64,908
Other non-current assets	11,362	8,299

Total assets	$681,374	$633,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,902	$69,081
Accrued employee compensation	19,546	11,040
Other accrued liabilities	101,709	87,894
Deferred revenue	20,957	22,106
Income taxes payable	2,995	5,488

Total current liabilities	185,109	195,609
Non-current income taxes payable	20,422	17,479
Other non-current liabilities	5,562	5,880

Total liabilities	211,093	218,968

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock	36	35
Additional paid-in capital	299,574	280,256
Cumulative other comprehensive income	201	24
Retained earnings	170,470	133,838

Total stockholders’ equity	470,281	414,153

Total liabilities and stockholders’ equity	$681,374	$633,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net revenue	$236,017	$171,071	$643,521	$467,763
Cost of revenue	160,310	115,326	425,428	327,827

Gross profit	75,707	55,745	218,093	139,936

Operating expenses:
Research and development	10,564	7,353	29,814	22,202
Sales and marketing	34,069	25,710	95,216	76,076
General and administrative	9,358	8,502	26,697	24,594
Restructuring	(8)	104	(76)	798
Litigation reserves, net	—	(480)	211	2,060

Total operating expenses	53,983	41,189	151,862	125,730

Income from operations	21,724	14,556	66,231	14,206
Interest income	132	66	302	548
Other income (expense), net	(326)	(266)	(388)	338

Income before income taxes	21,530	14,356	66,145	15,092
Provision for income taxes	8,435	5,826	28,858	13,612

Net income	$13,095	$8,530	$37,287	$1,480

Net income per share:
Basic	$0.37	$0.25	$1.06	$0.04

Diluted	$0.36	$0.24	$1.04	$0.04

Weighted average shares outstanding used to compute net income per share:
Basic	35,441	34,523	35,218	34,425

Diluted	36,009	34,948	35,891	34,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 3, 2010	September 27, 2009
Cash flows from operating activities:
Net income	$37,287	$1,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,826	9,308
Purchase premium amortization on investments	90	47
Non-cash stock-based compensation	9,211	8,293
Income tax benefit (detriment) associated with stock option exercises	1,996	(342)
Excess tax benefit from stock-based compensation	(2,112)	(429)
Deferred income taxes	(6,356)	164
Changes in assets and liabilities:
Accounts receivable	(12,746)	14,746
Inventories	(19,804)	38,382
Prepaid expenses and other assets	30	4,289
Accounts payable	(29,179)	(21,626)
Accrued employee compensation	8,506	372
Other accrued liabilities	13,253	(14,704)
Deferred revenue	(1,149)	(10,153)
Income taxes payable	450	2,258

Net cash provided by operating activities	9,303	32,085

Cash flows from investing activities:
Purchases of short-term investments	(170,133)	(74,865)
Proceeds from sale of short-term investments	100,000	10,000
Purchase of property and equipment	(6,049)	(2,586)
Loan issued	(3,030)	—
Payments for patents	(1,270)	—
Payments made in connection with business acquisitions	(12,000)	(39)

Net cash used in investing activities	(92,482)	(67,490)

Cash flows from financing activities:
Purchase and retirement of treasury stock	(656)	(231)
Proceeds from exercise of stock options	6,867	886
Proceeds from issuance of common stock under employee stock purchase plan	1,202	1,129
Excess tax benefit from stock-based compensation	2,112	429

Net cash provided by financing activities	9,525	2,213

Net decrease in cash and cash equivalents	(73,654)	(33,192)
Cash and cash equivalents, at beginning of period	172,202	192,839

Cash and cash equivalents, at end of period	$98,548	$159,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

NETGEAR, Inc. was incorporated in Delaware in January 1996. NETGEAR, Inc., together with its subsidiaries (collectively, “NETGEAR” or the “Company”), designs, develops and markets networking, network storage, and security products that address the specific needs of commercial businesses and homes, enabling users to securely share Internet access, peripherals, files, digital multimedia content and applications among multiple personal computers, TVs and other Internet-enabled devices. The Company’s products include wireless, Ethernet, powerline networking, 3G, broadband access, network attached storage, internet TV connectivity and security products that are sold worldwide through distributors, traditional retailers, online retailers, direct market resellers (“DMRs”), value added resellers (“VARs”) and broadband service providers.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and nine months ended October 3, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Other than the Company’s accounting policies below, the Company’s significant accounting policies have not materially changed during the three and nine months ended October 3, 2010.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) is unavailable. Concurrently to issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”. ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company elected to early adopt these standards at the beginning of its first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010.

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

The adoption of the new revenue recognition accounting standards did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for the three and nine months ended October 3, 2010. The new accounting standards for revenue recognition if applied in the same manner to the year ended December 31, 2009 would not have had a material impact on total net revenues for that fiscal year. The new accounting standards for revenue recognition are not expected to have a material impact on total net revenues for the year ended December 31, 2010 based on current business practices.

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

4. Stock-based Compensation

The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of October 3, 2010, a total of 2,230,190 shares were reserved for future grants under these plans.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the ESPP included in the Company’s Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Cost of revenue	$202	$239	$708	$719
Research and development	556	473	1,709	1,505
Sales and marketing	1,134	1,015	3,539	3,097
General and administrative	1,055	954	3,255	2,972

	$2,947	$2,681	$9,211	$8,293

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on the historical volatility of the Company’s stock for the three and nine months ended October 3, 2010 and September 27, 2009:

	Stock Options		Stock Options
	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Expected life (in years)	4.4	4.4	4.5	4.4
Risk-free interest rate	1.49%	2.32%	2.15%	1.54%
Expected volatility	50%	52%	50%	51%
Dividend yield	—	—	—	—

As of October 3, 2010, $13.7 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.33 years. Additionally, $2.1 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 0.69 years.

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

Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Nine Months Ended
	October 3, 2010	September 27, 2009
Balance as of beginning of the period	$30,610	$28,607
Provision for warranty liability made during the period	48,805	27,492
Settlements made during the period	(39,954)	(30,577)

Balance at end of period	$39,461	$25,522

6. Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $3.0 million and $8.3 million for the three and nine months ended October 3, 2010, respectively, and $2.7 million and $7.7 million for the three and nine months ended September 27, 2009, respectively.

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

The following is a summary of the accrued restructuring charges (in thousands):

	Accrued Restructuring Charges at December 31, 2009	Adjustment to Accrual Recognition	Present Value Accretion	Cash Payments	Accrued Restructuring Charges at October 3, 2010
Abandonment of excess leased facilities	$516	$(63)	$16	$(352)	$117
Current portion	$516				$117

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

The Company expects to reclassify to earnings all of the amounts recorded in other comprehensive income associated with its cash flow hedges over the next 12 months. Other comprehensive income associated with cash flow hedges of foreign currency revenue is recognized as a component of net revenue in the same period as the related revenue is recognized. Other comprehensive income associated with cash flow hedges of foreign currency costs of revenue and operating expenses are recognized as a component of cost of revenue and operating expense in the same period as the costs of revenue and operating expenses are recognized, respectively.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended October 3, 2010 and September 27, 2009, respectively.

    Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities which may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about ten non-designated derivatives per quarter. The average size of its non-designated hedges is about $2 million USD equivalent and these hedges range from one to five months in duration.

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

The fair values of the Company’s derivative instruments and the line items on the Unaudited Condensed Consolidated Balance Sheet to which they were recorded as of October 3, 2010 and December 31, 2009 are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at October 3, 2010	Balance Sheet Location	Fair Value at December 31, 2009
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$327	Prepaid expenses and other current assets	$1,329
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	$49	Prepaid expenses and other current assets	$—

Total		$376		$1,329

Derivative Liabilities	Balance Sheet Location	Fair Value at October 3, 2010	Balance Sheet Location	Fair Value at December 31, 2009
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(2,904)	Other accrued liabilities	$(347)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	$(28)	Other accrued liabilities	$(1)

Total		$(2,932)		$(348)

For details of the Company’s fair value measurements, please see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended October 3, 2010	Nine Months Ended October 3, 2010
Foreign currency forward contracts	Other income (expense), net	$(3,378)	$48

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009
Foreign currency forward contracts	Other income (expense), net	$(1,409)	$(984)

The effects of the Company’s derivative instruments on other comprehensive income and the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended October 3, 2010 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended October 3, 2010
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(5)	Net revenue	$220	Other income (expense), net	$(66)
Foreign currency forward contracts	—	Cost of revenue	(9)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(176)	Other income (expense), net	—

Total	$(5)		$35		$(66)

Derivatives Designated as Hedging Instruments	Nine Months Ended October 3, 2010
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$1,391	Net revenue	$1,860	Other income (expense), net	$(160)
Foreign currency forward contracts	—	Cost of revenue	(23)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(610)	Other income (expense), net	—

Total	$1,391		$1,227		$(160)

Derivatives Designated as Hedging Instruments	Three Months Ended September 27, 2009
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$21	Net revenue	$53	Other income (expense), net	$(20)
Foreign currency forward contracts	—	Cost of revenue	7	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	79	Other income (expense), net	—

Total	$21		$139		$(20)

	Nine Months Ended September 27, 2009
Derivatives Designated as Hedging Instruments	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(663)	Net revenue	$(819)	Other income (expense), net	$(28)
Foreign currency forward contracts	—	Cost of revenue	16	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	214	Other income (expense), net	—

Total	$(663)		$(589)		$(28)

(a)	Refer to Note 15, “Comprehensive Income and Cumulative Other Comprehensive Income, Net” of the Unaudited Condensed Consolidated Financial Statements, which summarizes the activity in other comprehensive income related to derivatives.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the nine months ended October 3, 2010 and September 27, 2009.

9. Balance Sheet Components

Accounts receivable, net (in thousands):

	October 3, 2010	December 31, 2009
Gross accounts receivable	$187,538	$178,430

Less: Allowance for doubtful accounts	(1,480)	(2,039)
Allowance for sales returns	(9,343)	(11,993)
Allowance for price protection	(1,116)	(1,545)

Total allowances	(11,939)	(15,577)

Accounts receivable, net	$175,599	$162,853

Inventories (in thousands):

	October 3, 2010	December 31, 2009
Raw materials	$431	$1,150
Finished goods	109,963	89,440

Total	$110,394	$90,590

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net (in thousands):

	October 3, 2010	December 31, 2009
Computer equipment	$5,605	$5,084
Furniture, fixtures and leasehold improvements	9,606	8,435
Software	18,442	17,954
Machinery	15,497	11,549
Construction in progress	138	415

	49,288	43,437
Less: accumulated depreciation and amortization	(32,203)	(26,546)

Property and equipment, net	$17,085	$16,891

Goodwill (in thousands):

	Goodwill at December 31, 2009	Infrant Technologies, Inc. Contingent Payment	SkipJam Corp.	Leaf Networks, LLC	Goodwill at October 3, 2010
Goodwill	$64,908	$8,224	$(83)	$900	$73,949

Goodwill increased $9.0 million in the nine months ended October 3, 2010, primarily consisting of $8.2 million attributable to a contingent payment related to certain milestones for the Company’s May 2007 acquisition of Infrant Technologies, Inc. (“Infrant”). During the three months ended March 28, 2010, the milestones were met, and the Company paid the $10 million contingent payment in the three months ended June 27, 2010. Of this $10 million, approximately $675,000 has been recognized as compensation expense and approximately $1.1 million has been recognized as a reduction in taxes payable, with the remainder allocated to goodwill. Of this $675,000 in compensation expense, approximately $113,000 was recognized in the three months ended December 31, 2009, approximately $339,000 was recognized in the three months ended March 29, 2010, and approximately $225,000 was recognized in the three months ended June 27, 2010. Additionally, $900,000 in goodwill was recognized associated with the Company’s January 2010 acquisition of Leaf, as well as an $83,000 reduction in goodwill associated with a tax credited related to the Company’s August 2006 acquisition of SkipJam Corp. For additional discussion of the Leaf acquisition, please refer to Note 3 of the Unaudited Condensed Consolidated Financial Statements.

Other accrued liabilities (in thousands):

	October 3, 2010	December 31, 2009
Sales and marketing programs	$32,089	$30,767
Warranty obligation	39,461	30,610
Freight	5,507	6,958
Other	24,652	19,559

Other accrued liabilities	$101,709	$87,894

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

Net income (loss) per share for the three and nine months ended October 3, 2010 and September 27, 2009 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net income	$13,095	$8,530	$37,287	$1,480

Weighted average shares outstanding:
Basic	35,441	34,523	35,218	34,425
Dilutive potential common shares	568	425	673	324

Total diluted	36,009	34,948	35,891	34,749

Basic net income per share	$0.37	$0.25	$1.06	$0.04

Diluted net income per share	$0.36	$0.24	$1.04	$0.04

Weighted average stock options and unvested restricted stock awards to purchase 2,728,227 and 2,808,503 shares of the Company’s stock for the three and nine months ended October 3, 2010, respectively, and 2,598,501 and 4,179,719 shares for the three and nine months ended September 27, 2009, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

11. Income Taxes

The income tax provision for the three and nine months ended October 3, 2010 was $8.4 million and $28.9 million, respectively, compared to the tax provision for the three and nine months ended September 27, 2009 of $5.8 million and $13.6 million, respectively. The increase in tax expense is primarily caused by higher pre-tax income for the three and nine months ended October 3, 2010, compared to the pre-tax income for the three and nine months ended September 27, 2009. In both the three and nine months ended October 3, 2010 and the same periods ended September 27, 2009, the Company incurred a loss in a country where such loss could not be benefitted. This results in a bifurcation of the tax provision between the results of the loss entity and the remaining profitable operations. Under this methodology, tax is accrued ratably on the profitable operations based on the income earned during the period while no tax benefit is accrued on the loss. In the three and nine months ended October 3, 2010 compared to the prior year, the geographical distribution of income in certain profitable entities was weighted toward countries with higher tax rates resulting in an increase in tax expense. This was partially offset by the recognition of certain tax benefits, including foreign tax credits, related to the filing of income tax returns.

The Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments are not anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next 12 months is approximately $5.2 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

12. Segment Information, Operations by Geographic Area and Significant Customers

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company operates in one business segment, which comprises the development, marketing and sale of networking products for the commercial business and home markets. The Company’s corporate headquarters and a significant portion of its operations are located in North America. The Company also conducts sales, marketing, customer service activities and certain distribution center activities through several small sales offices in Europe, the Middle-East and Africa (“EMEA”) and Asia as well as outsourced distribution centers.

For reporting purposes revenue is attributed to each geographic region based on the location of the customer. Net revenue by geographic region comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, sales returns and price protection.

Net revenue by geographic location is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
United States	$121,956	$75,408	$330,705	$210,065
United Kingdom	30,038	26,932	69,841	63,252
EMEA (excluding U.K.)	59,082	45,658	169,011	137,753
Asia Pacific and rest of the world	24,941	23,073	73,964	56,693

	$236,017	$171,071	$643,521	$467,763

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	October 3, 2010	December 31, 2009
United States	$12,032	$13,226
EMEA	238	282
China	4,305	2,860
Asia Pacific and rest of the world (excluding China)	510	523

	$17,085	$16,891

Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Best Buy Co., Inc. and affiliates	16%	11%	16%	11%
Ingram Micro, Inc. and affiliates	11%	12%	12%	10%
All others	73%	77%	72%	79%

	100%	100%	100%	100%

13. Commitments and Contingencies

Litigation and Other Legal Matters

Wi-Lan Inc. v. NETGEAR

In October 2007, a lawsuit was filed against the Company by Wi-Lan Inc. (“Wi-Lan”), a patent-holding company existing under the laws of Canada, in the U.S. District Court, Eastern District of Texas. Wi-Lan alleges that the Company infringes U.S. Patent Nos. 5,282,222, RE37,802 and 5,956,323. Wi-Lan has accused the Company of infringement with respect to its wireless networking products compliant with the IEEE 802.11 standards and ADSL products compliant with the ITUG.992 standards. Wi-Lan also sued 21 other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. A claim construction hearing took place for the ‘222 and ‘802 Patents on March 11, 2010, and on May 11, 2010, the Court issued its claim construction order for these patents. The claim construction hearing on the ‘323 patent occurred on September 1, 2010, and the Court subsequently issued its claim construction order for this patent. This action is now in the discovery phase, and fact discovery closed at the end of October, 2010. The District Court has scheduled a January 4, 2011 jury trial. The Court ordered that infringement of the RE37,802 and 5,282,222 (Wi-Fi) patents would be tried first, as to all defendants. The Court will then try the infringement of the 5,956,323 (DSL) patent in a second trial, with trial beginning on February 7, 2011.

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Western District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. The District Court held a claim construction hearing on August 15, 2008. On September 10, 2008, the District Court issued a claim construction order. In February 2009, the parties filed numerous motions for summary judgment concerning, among other things, non-infringement, invalidity, and other affirmative defenses. In September 2009, the District Court granted the Company’s motion for summary judgment of non-infringement of the three patents-in-suit. The District Court determined that the Company’s compliance with the 802.11 standard did not necessarily infringe the patents-in-suit and that the plaintiffs did not provide adequate evidence regarding the function of the Company’s products to put the issue of infringement before a jury. In light of the District Court’s determination that the patents-in-suit were not infringed, the District Court declined to address the Company’s summary judgment claims of the invalidity of the patents in question. On December 30, 2009, the District Court ordered litigation costs in the amount $175,000 to be reimbursed to the Company, which have not yet been collected or recognized. On December 23, 2009, the Plaintiffs filed two briefs with the Federal Circuit appealing the District Court’s summary judgment rulings. The Company’s opposition brief was submitted on February 18, 2010. The Federal Circuit heard oral arguments on the Plaintiffs’ appeal on June 7, 2010. On September 20, 2010, the Federal Circuit issued a unanimous ruling that made three separate findings. It affirmed a summary judgment ruling from the District Court that the Company did not infringe the claims of a Fujitsu patent related to wireless communications technology. In addition, the Court affirmed a summary judgment ruling that the Company did not infringe the claims of an LG Electronics Inc. patent also related to wireless communications technology. Further, the court affirmed the lower court’s ruling that the Company did not infringe a Philips patent for a method of transmitting data messages in a communications network, except for four products. For those four products, the Court ruled that Philips produced sufficient evidence of direct infringement, so that an infringement trial for these four products could proceed. On October 19, 2010, plaintiff LG Electronics submitted a petition for rehearing to the Federal Circuit requesting that the Federal Circuit’s decision be set aside with respect to LG Electronics’ asserted patent and that a rehearing be granted. The Federal Circuit denied LG Electronics’ petition for a rehearing on November 2, 2010, letting stand its September 20, 2010 order affirming the District Court’s decision to grant the Company summary judgment of noninfringement on the patent asserted by LG Electronics.

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court, District of South Carolina. OptimumPath claims that certain of the Company’s wireless networking products infringe on OptimumPath’s U.S. Patent No. 7,035,281. OptimumPath also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32. In March 2009, the District Court granted defendants’ motion to transfer the case to the U.S. District Court, Northern District of California. In July 2009, the petition to challenge the denial of reexamination of claims 4-7 and 11-32 was denied. The Company and OptimumPath attended a Court-ordered mediation on September 22, 2009 but were unable to make progress towards settlement. The parties recently completed fact discovery and have disclosed expert reports. The District Court has set a February 17, 2011 claim construction hearing date, and a 10-day jury trial is scheduled to begin on May 23, 2011.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court, Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 and 7,193,562 in the course of deploying Wi-Fi antenna array technology in its WPN824 RangeMax wireless router. Ruckus also sued Rayspan Corporation alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the third quarter of 2008. The Company and Rayspan Corporation jointly filed a request for inter partes reexamination of the Ruckus patents with the USPTO on September 4, 2008. The Court issued a stay of the litigation while the reexaminations proceeded in the USPTO. On November 28, 2008, a reexamination was ordered with respect to claims 11-17 of U.S. Patent No. 7,193,562, but denied with respect to claims 1-10 and 18-36. On December 17, 2008, the defendants jointly filed a petition to challenge the denial of reexamination of claims 1-10 and 18-36 of U.S. Patent No. 7,193,562. In July 2009, the petition was denied, and the remaining claims 11-17 were confirmed. The Company is appealing the confirmation of claims 11-17. On December 2, 2008, reexamination was granted with regard to U.S. Patent No. 7,358,912. In early October 2009, the Company received an Action Closing Prosecution in the reexamination of the 7,358,912 patent. All the claims of the 7,358,912 patent, with the exception of the unchallenged claims 7 and 8, were finally rejected by the USPTO. On October 30, 2009, Ruckus submitted an “after-final” amendment in the 7,358,912 patent reexamination proceeding. The Company’s comments to Ruckus’ “after-final” amendment were submitted on November 30, 2009. On September 12, 2010, the Company filed the Rebuttal Brief in its appeals of the USPTO’s rulings during the reexamination of the ‘562 patent, and the Company requested an oral hearing with the Board of Appeals at the USPTO to discuss this brief. On September 13, 2010, Ruckus filed a Notice of Appeal of the ‘912 Patent to appeal the adverse rulings it received from the USPTO in the reexamination of this patent. The reexaminations and related appeals are currently proceeding in the USPTO. On December 1, 2009, the Court found that bifurcating the 7,193,562 patent from the 7,358,912 patent and commencing litigation on the 7,193,562 patent while the USPTO reexamination process and appeals are still pending would be an inefficient use of the Court’s resources. Accordingly, the Court ruled that the litigation stay remains in effect.

On November 4, 2009, Ruckus filed a new complaint in the U.S. District Court, Northern District of California alleging the Company and Rayspan Corporation infringe a patent that is related to the patents previously asserted against the Company and Rayspan Corporation by Ruckus, as discussed above. This newly asserted patent is U.S. Patent No. 7,525,486 entitled “Increased wireless coverage patterns.” As with the previous Ruckus action, the WPN824 RangeMax wireless router is the alleged infringing device. The Company challenged the sufficiency of Ruckus’s complaint in this new action and moved to dismiss the complaint. Ruckus opposed this motion. The Court partially agreed with the Company’s motion and ordered Ruckus to submit a new complaint, which Ruckus did. The initial case management conference occurred on February 11, 2010. On March 25, 2010, the Court ordered a stay until the completion of the ‘562 Patent’s reexamination proceedings in the first Ruckus lawsuit against the Company and Rayspan. The Court instructed the parties to submit status reports to the Court every 6 months, apprising the Court of the status of the pending reexamination proceedings in the USPTO. Upon final exhaustion of all pending reexamination proceedings of the ‘562 Patent, including any appeals, the Court ordered the parties to jointly submit to the Court a letter indicating that all appeals have been exhausted and requesting a further case management conference.

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and thirty other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court, Northern District of Alabama. Northpeak alleges that the Company’s 802.11b compatible products infringe certain claims of U.S. Patent Nos. 4,977,577 and 5,987,058. The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court, Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the USPTO on the asserted patents. The reexaminations of the patents are proceeding. Thus far, all asserted claims of the ‘058 patent have been rejected on multiple grounds, and all asserted claims of the ‘577 patent have been rejected on obviousness grounds. The case remains still stayed by stipulation, and no trial date has been set.

WIAV Networks, LLC v. NETGEAR

In July 2009, a lawsuit was filed against the Company and over fifty other companies by WIAV Networks, LLC (“WIAV”) in the U.S. District Court, Eastern District of Texas. WIAV alleges that the Company and the other defendants infringe U.S. Patent Nos. 6,480,497 and 5,400,338. WIAV alleges that the Company’s wireless networking devices, including various routers and gateways, infringe upon WIAV’s patents. The Company filed its answer to the lawsuit in October 2009 and asserted that WIAV’s patents were both invalid and not infringed upon by the Company. In March 2010, the Company and its co-defendants filed a motion to transfer the case to the U.S. District Court, Northern District of California. WIAV opposed the motion. On June 3, 2010, the Court heard the defendants’ motion to transfer the case from the Eastern District of Texas to the Northern District of California. The Court took the motion under consideration, and on July 15, 2010, the Court ruled that it would transfer the case to the U.S. District Court, Northern District of California. Discovery has not commenced. On August 31, 2010, the U.S. District Court, Northern District of California ordered WIAV to demonstrate why the Court should not dismiss all but the first named defendant from the lawsuit. The parties briefed and argued this issue before the Court. In response, the Court dismissed without prejudice all the defendants from the case except Hewlett Packard.

PACid Group, LLC v. NETGEAR

In July 2009, a lawsuit was filed against the Company and thirty other companies by The PACid Group, LLC (“PACid”) in the U.S. District Court, Eastern District of Texas. PACid alleges that the Company and the other defendants infringe U.S. Patent Nos. 5,963,646 and 6,049,612. PACid alleges that certain unnamed NETGEAR products that use encryption methods infringe upon PACid’s patents. The Company filed its answer to the lawsuit in September 2009 and asserted that PACid’s patents were both invalid and not infringed by the Company. Discovery has not yet commenced. Most of the Company’s chipset suppliers have settled out of the lawsuit and obtained a license to the plaintiff’s asserted patents. Because most of the accused infringement was done in the chipset, this settlement by the chipset suppliers limits the claims the plaintiff has against the Company.

MPH Technologies Oy v. NETGEAR

On February 4, 2010, the Company was sued by MPH Technologies Oy (“MPH”) for infringement of U.S. patent 7,346,926 entitled “Method for Sending Messages Over Secure Mobile Communication Links.” MPH alleges that the Company’s VPN Client Software, Dual WAN gigabit SSL VPN Firewall, ProSafe Dual WAN VPN Firewall with 8-port 10/100 Switch, ProSafe VPN Firewall with 8-port 10/100 Switch, ProSafe VPN Firewall 8 with 8-Port 10/100 Switch, ProSafe VPN Firewall 8 with 4-Port 10/100 Mbps Switch, ProSafe 802 11 g Wireless ADSL Modem VPN Firewall Router, ProSafe Wireless-N VPN Firewall, and ProSafe 802 11 wireless VPN Firewall 8 with 8-port 10/100 Mbps Switch infringe claims of the ‘926 Patent. On May 17, 2010, the defendants jointly filed a motion to transfer the case to the U.S. District Court, Northern District of California. In addition, the Company filed its answer, affirmative defenses, and counterclaims on that day. On June 9, 2010, the plaintiff filed its answer to the Company’s invalidity counterclaim and its response to the defendants’ motion to transfer. On June 23, 2010, the defendants filed their joint reply to plaintiff’s response to the defendants’ motion to transfer venue. On July 16, 2010, the Court issued an order transferring the case to the Northern District of California. On September 10, 2010, the Company amended its answer to the complaint. The initial scheduling conference is scheduled for November 11, 2010. Discovery in this case has not yet commenced.

Atwater Partners of Texas LLC v. NETGEAR

On June 1, 2010, the Company, along with 24 other companies, was sued by a non-practicing entity called Atwater Partners of Texas LLC (“Atwater”) in U.S. District Court, Eastern District of Texas. The complaint alleges that the Company directly or indirectly infringes five patents based on the use of technology from Sharedband Technologies, LLC. The patents involve bonded DSL technology. No accused products were named by Atwater in its complaint. The Company moved the Court in August 2010 for an order to dismiss for failure to state a claim, or, in the alternative, for a more definite statement. Plaintiff submitted a reply brief to the Company’s motion to dismiss for failure to state a claim. On October 25, 2010, Atwater and the Company moved the Court for an order dismissing all claims between them in this action without prejudice, with each party to bear its own costs, expenses and attorneys fees. On October 27, 2010 the Court dismissed the Company from this case.

Ericsson v. NETGEAR

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson filed a patent infringement lawsuit against defendants D-Link Corporation, D-Link Systems, Inc., NETGEAR, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing 8 U.S. patents: 5,790,516; 6,330,435; 6,424,625; 6,519,223; 6,772,215; 5,987,019; 6,466,568; and 5,771,468. Ericsson generally alleges that the Company and other defendants have infringed and continue to infringe the Ericsson patents through the defendants’ IEEE 802.11-compliant products. In addition, Ericsson alleges that the Company has infringed, and continues to infringe, the claimed methods and apparatuses of the ‘468 Patent through the Company’s PCMCIA routers. The Company has until December 2, 2010 to submit its initial answer to the complaint.

Fujitsu v. NETGEAR

On September 3, 2010, Fujitsu filed a complaint against Belkin International, Inc., Belkin, Inc., D–Link Corporation, D–Link Systems, Inc., NETGEAR, Inc., ZyXEL Communications Corporation, and Zyxel Communications, Inc in the U.S. District Court, Northern District of California alleging that certain of the Company’s products infringe upon Fujitsu’s U.S. patent Re. 36,769 patent (‘769 Patent) through various cards and interface devices within the Company’s products. The Company answered the complaint denying the allegations of infringement and claiming that the asserted patent is invalid. In addition, the Company filed a motion to disqualify counsel for Fujitsu.

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

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company’s consolidated results of operations and financial position for the three months ended October 3, 2010. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

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

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At October 3, 2010, the Company had $104.8 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 3, 2010.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 3, 2010.

14. Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The following table summarizes the valuation of the Company’s financial instruments as of October 3, 2010 and December 31, 2009 (in thousands):

	As of October 3, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$58,332	$58,332	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	144,961	144,961	—	—
Foreign currency forward contracts (2)	376	—	376	—

Total	$203,669	$203,293	$376	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of October 3, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(2,932)	$—	$(2,932)	$—

Total	$(2,932)	$—	$(2,932)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$120,324	$120,324	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	74,898	74,898	—	—
Foreign currency forward contracts (2)	1,329	—	1,329	—

Total	$196,551	$195,222	$1,329	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(348)	$—	$(348)	$—

Total	$(348)	$—	$(348)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

The Company’s investments in cash equivalents and available for sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A+/A1 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At October 3, 2010 and December 31, 2009, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

15. Comprehensive Income and Cumulative Other Comprehensive Income, Net

The following table sets forth the activity for each component of other comprehensive income, net of related taxes, for the three and nine months ended October 3, 2010 and September 27, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Net income	$13,095	$8,530	$37,287	$1,480
Unrealized gains (losses) on derivative instruments	(40)	(118)	164	$(74)
Unrealized gains (losses) on available-for-sale securities	(5)	9	13	(58)

Comprehensive income	$13,050	$8,421	$37,464	$1,348

The following table sets forth the components of cumulative other comprehensive income, net of related taxes, as of October 3, 2010 and December 31, 2009 (in thousands):

	October 3, 2010	December 31, 2009
Net unrealized gains on derivative instruments	$184	$20
Net unrealized gains on available-for-sale securities	17	4

Total cumulative other comprehensive income, net of taxes	$201	$24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, develop and market innovative, branded technology products that address the specific networking, storage and security needs of commercial businesses, home users, and broadband service providers. We offer an end-to-end networking product portfolio to enable users to share internet access, peripherals, files, digital multimedia content, and applications among multiple personal computers, TVs and other Internet-enabled devices. We are focused on satisfying the ease-of-use, reliability, performance and affordability requirements of these users.

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

Our net revenue increased 38.0% from the three months ended September 27, 2009 to the three months ended October 3, 2010. The increase in net revenue was principally attributable to higher sales in several of our product categories. These include wireless-N products sold to retailers and existing service provider customers, Powerline products, ReadyNAS products, and switch products.

The commercial business, home networking, and service provider markets are intensely competitive and subject to rapid technological change. We expect our competition to continue to intensify. We believe that the principal competitive factors in these markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product performance, features, functionality and reliability, ease-of-installation, maintenance and use, and customer service and support. To remain competitive, we believe we must invest resources in developing new innovative products and enhancing our current products while continuing to expand our channels and maintaining customer satisfaction worldwide.

Our gross margin decreased to 32.1% for the three months ended October 3, 2010, from 32.6% for the three months ended September 27, 2009. The decrease in gross margin was primarily attributable to lower gross margins on our wireless products sold in the home and service provider markets in part due to pressure to reduce our prices to remain competitive. These margin decreases were partially offset by our lower percentage of our total revenue derived from sales to service providers, which generally carry lower gross margins. Operating expenses for the three months ended October 3, 2010 were $54.0 million, or 22.9% of net revenue, compared to $41.2 million, or 24.1% of net revenue, for the three months ended September 27, 2009.

Net income increased $4.6 million, or 53.5%, to $13.1 million for the three months ended October 3, 2010, from $8.5 million for the three months ended September 27, 2009. This increase was primarily attributable to an increase in gross profit of $20.0 million. This increase was primarily offset by an increase in operating expenses of $12.8 million and an increase in the provision for income taxes of $2.6 million.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations and the percentage change for the three and nine months ended October 3, 2010, with the comparable reporting periods in the preceding year.

	Three Months Ended			Nine Months Ended
	October 3, 2010	Percentage Change	September 27, 2009	October 3, 2010	Percentage Change	September 27, 2009
	(In thousands, except percentage data)			(In thousands, except percentage data)
Net revenue	$236,017	38.0%	$171,071	$643,521	37.6%	$467,763
Cost of revenue	160,310	39.0	115,326	425,428	29.8	327,827

Gross profit	75,707	35.8	55,745	218,093	55.9	139,936

Operating expenses:
Research and development	10,564	43.7	7,353	29,814	34.3	22,202
Sales and marketing	34,069	32.5	25,710	95,216	25.2	76,076
General and administrative	9,358	10.1	8,502	26,697	8.6	24,594
Restructuring	(8)	* *	104	(76)	* *	798
Litigation reserves, net	—	(100.0)	(480)	211	(89.8)	2,060

Total operating expenses	53,983	31.1	41,189	151,862	20.8	125,730

Income from operations	21,724	49.2	14,556	66,231	366.2	14,206
Interest income	132	100.0	66	302	(44.9)	548
Other income (expense), net	(326)	22.6	(266)	(388)	* *	338

Income before income taxes	21,530	50.0	14,356	66,145	338.3	15,092
Provision for income taxes	8,435	44.8	5,826	28,858	112.0	13,612

Net income	$13,095	53.5%	$8,530	$37,287	2419.4%	$1,480

** Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net revenue	100%	100%	100%	100%

Cost of revenue	67.9	67.4	66.1	70.1

Gross margin	32.1	32.6	33.9	29.9

Operating expenses:
Research and development	4.5	4.3	4.6	4.7
Sales and marketing	14.4	15.0	14.8	16.3
General and administrative	4.0	5.0	4.2	5.3
Restructuring	0.0	0.1	0.0	0.2
Litigation reserves, net	0.0	(0.3)	0.0	0.4

Total operating expenses	22.9	24.1	23.6	26.9

Income from operations	9.2	8.5	10.3	3.0
Interest income	0.0	0.0	0.1	0.1
Other income (expense), net	(0.1)	(0.1)	(0.1)	0.1

Income before income taxes	9.1	8.4	10.3	3.2
Provision for income taxes	3.6	3.4	4.5	2.9

Net income	5.5%	5.0%	5.8%	0.3%

Three Months Ended October 3, 2010 Compared to Three Months Ended September 27, 2009

Net Revenue

	Three Months Ended
	October 3, 2010	Percentage Change	September 27, 2009
	(In thousands, except percentage data)
Net revenue	$236,017	38.0%	$171,071

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition and net changes in deferred revenue.

Net revenue increased $64.9 million, or 38.0%, to $236.0 million for the three months ended October 3, 2010, from $171.1 million for the three months ended September 27, 2009. The increase in net revenue was principally attributable to higher sales in several of our product categories. These include wireless-N products sold to retailers and existing service provider customers, Powerline products, ReadyNAS products, and switch products. Sales in North America increased 61.7%, primarily due to strength in retail sales driven by market share gains.

Net revenue by geographic location is as follows:

	Three Months Ended
	October 3, 2010	Percentage Change	September 27, 2009
	(In thousands, except percentage data)
North America	$121,956	61.7%	$75,408
Percentage of net revenue	51.7%		44.1%
Europe, Middle-East, and Africa	$89,120	22.8%	$72,590
Percentage of net revenue	37.8%		42.4%
Asia Pacific	$24,941	8.1%	$23,073
Percentage of net revenue	10.5%		13.5%

Cost of Revenue and Gross Margin

	Three Months Ended
	October 3, 2010	Percentage Change	September 27, 2009
	(In thousands, except percentage data)
Cost of revenue	$160,310	39.0%	$115,326
Gross margin percentage	32.1%		32.6%

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

Cost of revenue increased $45.0 million, or 39.0%, to $160.3 million for the three months ended October 3, 2010, from $115.3 million for the three months ended September 27, 2009. In addition, our gross margin decreased to 32.1% for the three months ended October 3, 2010, from 32.6% for the three months ended September 27, 2009. The decrease in gross margin was primarily attributable to lower gross margins on our wireless products sold in the home and service provider markets in part due to pressure to reduce our prices to remain competitive. These margin decreases were partially offset by our lower percentage of our total revenue derived from sales to service providers, which generally carry lower gross margins.

Operating Expenses

Research and Development

	Three Months Ended
	October 3, 2010	Percentage Change	September 27, 2009
	(In thousands, except percentage data)
Research and development expense	$10,564	43.7%	$7,353
Percentage of net revenue	4.5%		4.3%

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

Research and development expenses increased $3.2 million, or 43.7%, to $10.6 million for the three months ended October 3, 2010, from $7.4 million for the three months ended September 27, 2009. The increase was primarily attributable to increased costs of $2.2 million related to an increase in payroll and other employee expenses primarily resulting from increased variable compensation, as well as increased overall research and development headcount. We note there was minimal variable compensation expense in the three months ended September 27, 2009. Furthermore, the increase was attributable to higher outside service costs of $402,000, primarily related to our increased research and development projects.

Sales and Marketing

	Three Months Ended
	October 3, 2010	Percentage Change	September 27, 2009
	(In thousands, except percentage data)
Sales and marketing expense	$34,069	32.5%	$25,710
Percentage of net revenue	14.4%		15.0%

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses. In 2010, we expect sales and marketing costs to increase as compared to the year ended December 31, 2009 as we look to grow our revenue.

Sales and marketing expenses increased $8.4 million, or 32.5%, to $34.1 million for the three months ended October 3, 2010, from $25.7 million for the three months ended September 27, 2009. Of this increase, $4.9 million was related to an increase in payroll and other employee expenses primarily attributable to increased overall sales and marketing headcount, increased variable compensation and an increase in travel expenses. Sales and marketing headcount increased 15%, to 299 employees at October 3, 2010 compared to 259 employees at September 27, 2009. Additionally, marketing expenses and other outside service costs increased $2.3 million attributable to increased marketing campaigns.

General and Administrative

	Three Months Ended
	October 3, 2010	Percentage Change	September 27, 2009
	(In thousands, except percentage data)
General and administrative expense	$9,358	10.1%	$8,502
Percentage of net revenue	4.0%		5.0%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other corporate expenses. In 2010, we expect general and administrative costs to increase slightly as compared to the year ended December 31, 2009.

General and administrative expenses increased $856,000, or 10.1%, to $9.4 million for the three months ended October 3, 2010, from $8.5 million for the three months ended September 27, 2009. Of this increase, $2.1 million was related to an increase in payroll and other employee expenses primarily attributable to increased variable compensation. We note there was minimal variable compensation expense in the three months ended September 27, 2009. Partially offsetting this increase was a $1.2 million decrease in fees for outside legal and other professional services attributable to decreased legal defense costs.

Interest Income and Other Income (Expense), Net

	Three Months Ended
	October 3, 2010	September 27, 2009
	(In thousands)
Interest income	$132	$66
Other income (expense), net	(326)	(266)

Total interest income and other income (expense), net	$(194)	$(200)

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

Interest income increased $66,000, or 100.0%, to $132,000 for the three months ended October 3, 2010, from $66,000 for the three months ended September 27, 2009. The increase in interest income was primarily attributable to an increase in the average interest rate earned in the three months ended October 3, 2010, as compared to the three months ended September 27, 2009.

Other income (expense), net, increased $60,000 in expense, to an expense of $326,000 for the three months ended October 3, 2010, from an expense of $266,000 for the three months ended September 27, 2009. Our foreign currency hedging program more than offset our foreign exchange risk related to the Australian dollar, British pound, euro, and Japanese yen during three months ended October 3, 2010. The expense of $326,000 is primarily related to insignificant exposures in currencies that are not included in our hedging program. The U.S. dollar weakened against the Australian dollar, British pound, and euro in the three months ended September 27, 2009, but our foreign currency hedging program more than offset these movements. The expense of $266,000 is primarily related to insignificant exposures in currencies that are not included in our hedging program. For details of our hedging program and related foreign currency contracts, please see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for Income Taxes

The income tax provision for the three months ended October 3, 2010 was $8.4 million, compared to the tax provision for the three months ended September 27, 2009 of $5.8 million. The increase in tax expense is primarily caused by higher pre-tax income for the three months ended October 3, 2010, compared to the pre-tax income for the three months ended September 27, 2009. In both the three months ended October 3, 2010 and the three months ended September 27, 2009, the Company incurred a loss in a country where such loss could not be benefitted. This results in a bifurcation of the tax provision between the results of the loss entity and the remaining profitable operations. Under this methodology, tax is accrued ratably on the profitable operations based on the income earned during the period while no tax benefit is accrued on the loss. In the three months ended October 3, 2010 compared to the prior year, the geographical distribution of income in certain profitable entities was weighted toward countries with higher tax rates resulting in an increase in tax expense. This was partially offset by the recognition of certain tax benefits, including foreign tax credits, related to the filing of income tax returns.

Net Income

Net income increased $4.6 million, or 53.5%, to $13.1 million for the three months ended October 3, 2010, from $8.5 million for the three months ended September 27, 2009. This increase was primarily attributable to an increase in gross profit of $20.0 million. This increase was primarily offset by an increase in operating expenses of $12.8 million and an increase in the provision for income taxes of $2.6 million.

Nine Months Ended October 3, 2010 Compared to Nine Months Ended September 27, 2009

Net Revenue

	Nine Months Ended
	October 3, 2010	Percentage Change	September 27, 2009
	(In thousands, except percentage data)
Net revenue	$643,521	37.6%	$467,763

Net revenue increased $175.7 million, or 37.6%, to $643.5 million for the nine months ended October 3, 2010, from $467.8 million for the nine months ended September 27, 2009. The increase in net revenue was principally attributable to higher sales in several of our product categories. These include wireless-N products sold to retailers and existing service provider customers, Powerline products, ReadyNAS products, and switch products. Sales in North America increased 57.4%, primarily due to strength in retail sales driven by market share gains.

Net revenue by geographic location is as follows:

	Nine Months Ended
	October 3, 2010	Percentage Change	September 27, 2009
	(In thousands, except percentage data)
North America	$330,705	57.4%	$210,065
Percentage of net revenue	51.4%		44.9%

Europe, Middle-East, and Africa	$238,852	18.8%	$201,005
Percentage of net revenue	37.1%		43.0%

Asia Pacific	$73,964	30.5%	$56,693
Percentage of net revenue	11.5%		12.1%

Cost of Revenue and Gross Margin

	Nine Months Ended
	October 3, 2010	Percentage Change	September 27, 2009
	(In thousands, except percentage data)
Cost of revenue	$425,428	29.8%	$327,827
Gross margin percentage	33.9%		29.9%

Cost of revenue increased $97.6 million, or 29.8%, to $425.4 million for the nine months ended October 3, 2010, from $327.8 million for the nine months ended September 27, 2009. In addition, our gross margin increased to 33.9% for the nine months ended October 3, 2010, from 29.9% for the nine months ended September 27, 2009. The increase in gross margin was primarily attributable to a higher percentage of our total revenue coming from higher sales of home and commercial business products, which generally carry higher gross margins. Additionally, we experienced a lower percentage of our total revenue derived from sales to service providers, which generally carry lower gross margins.

Operating Expenses

Research and Development

	Nine Months Ended
	October 3, 2010	Percentage Change	September 27, 2009
	(In thousands, except percentage data)
Research and development expense	$29,814	34.3%	$22,202
Percentage of net revenue	4.6%		4.7%

Research and development expenses increased $7.6 million, or 34.3%, to $29.8 million for the nine months ended October 3, 2010, from $22.2 million for the nine months ended September 27, 2009. The increase was primarily attributable to increased costs of $5.6 million related to an increase in payroll and other employee expenses primarily resulting from increased variable compensation, as well as increased overall research and development headcount. We note there was minimal variable compensation expense in the nine months ended September 27, 2009. Also included in the $5.6 million was an increase of $646,000 due to acquisition-related contingent compensation related to our May 2007 acquisition of Infrant Technologies, Inc. earned during the nine months ended October 3, 2010 that did not occur during the nine months ended September 27, 2009. Furthermore, the increase was attributable to higher outside service costs of $1.1 million, primarily related to our increased research and development projects.

Sales and Marketing

	Nine Months Ended
	October 3, 2010	Percentage Change	September 27, 2009
	(In thousands, except percentage data)
Sales and marketing expense	$95,216	25.2%	$76,076
Percentage of net revenue	14.8%		16.3%

Sales and marketing expenses increased $19.1 million, or 25.2%, to $95.2 million for the nine months ended October 3, 2010, from $76.1 million for the nine months ended September 27, 2009. Of this increase, $12.2 million was related to an increase in payroll and other employee expenses primarily attributable to increased overall sales and marketing headcount, increased variable compensation and an increase in travel expenses. Sales and marketing headcount increased 15%, to 299 employees at October 3, 2010 compared to 259 employees at September 27, 2009. Additionally, marketing expenses and other outside service costs increased $4.3 million attributable to increased marketing campaigns.

General and Administrative

	Nine Months Ended
	October 3, 2010	Percentage Change	September 27, 2009
	(In thousands, except percentage data)
General and administrative expense	$26,697	8.6%	$24,594
Percentage of net revenue	4.2%		5.3%

General and administrative expenses increased $2.1 million, or 8.6%, to $26.7 million for the nine months ended October 3, 2010, from $24.6 million for the nine months ended September 27, 2009. Of this increase, $5.0 million was related to an increase in payroll and other employee expenses primarily attributable to increased variable compensation. We note there was minimal variable compensation expense in the nine months ended September 27, 2009. Partially offsetting this increase was a $3.4 million decrease in fees for outside legal and other professional services attributable to decreased legal defense costs.

Restructuring

In July 2008, we ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to our new corporate headquarters in San Jose, California. We realized a benefit of $76,000 related to this relocation in the nine months ended October 3, 2010, due to lower than expected common area maintenance fees. We expensed $798,000 related to this relocation in the nine months ended September 27, 2009, as a sub-lessee had ceased making payments in that period, and we did not expect to find a replacement sub-lessee during the remaining term of the lease, and because we agreed to reduce the monthly facility maintenance fees owed us by another sub-lessee. For a further discussion of our restructuring expenses, please see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Litigation Reserves

During the nine months ended October 3, 2010 and September 27, 2009, we recorded a litigation reserve expense of $211,000 and $2.1 million, respectively, for estimated costs related to the settlement of various lawsuits filed against us. For a detailed discussion of our litigation matters, please see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), Net

	Nine Months Ended
	October 3, 2010	September 27, 2009
	(In thousands)
Interest income	$302	$548
Other income (expense), net	(388)	338

Total interest income and other income (expense), net	$(86)	$886

Interest income decreased $246,000, or 44.9%, to $302,000 for the nine months ended October 3, 2010, from $548,000 for the nine months ended September 27, 2009. The decrease in interest income was primarily attributable to a decrease in the average interest rate earned in the nine months ended October 3, 2010, as compared to the nine months ended September 27, 2009.

Other income (expense), net, decreased $726,000 to expense of $388,000 for the nine months ended October 3, 2010, from income of $338,000 for the nine months ended September 27, 2009. Our foreign currency hedging program more than offset our foreign exchange losses related to the Australian dollar, British pound and euro during the nine months ended October 3, 2010. The expense of $388,000 is primarily related to insignificant exposures in currencies that are not included in our hedging program. Our foreign currency hedging program more than offset the effects of movements in foreign exchange rates related to the Australian dollar, British pound and euro in the nine months ended September 27, 2009, resulting in income of $338,000. For details of our hedging program and related foreign currency contracts, please see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for Income Taxes

The income tax provision for the nine months ended October 3, 2010 was $28.9 million, compared to the tax provision for the nine months ended September 27, 2009 of $13.6 million. The increase in tax expense is primarily caused by higher pre-tax income for the nine months ended October 3, 2010, compared to the pre-tax income for the nine months ended September 27, 2009. In both the nine months ended October 3, 2010 and the nine months ended September 27, 2009, the Company incurred a loss in a country where such loss could not be benefitted. This results in a bifurcation of the tax provision between the results of the loss entity and the remaining profitable operations. Under this methodology, tax is accrued ratably on the profitable operations based on the income earned during the period while no tax benefit is accrued on the loss. In the nine months ended October 3, 2010 compared to the prior year, the geographical distribution of income in certain profitable entities was weighted toward countries with higher tax rates resulting in an increase in tax expense. This was partially offset by the recognition of certain tax benefits, including foreign tax credits, related to the filing of income tax returns.

Net Income

Net income increased $35.8 million to $37.3 million for the nine months ended October 3, 2010, from $1.5 million for the nine months ended September 27, 2009. This increase was primarily attributable to an increase in gross profit of $78.2 million. This increase was primarily offset by an increase in operating expenses of $26.1 million and an increase in the provision for income taxes of $15.2 million.

Liquidity and Capital Resources

Our cash and cash equivalents balance decreased from $172.2 million as of December 31, 2009 to $98.5 million as of October 3, 2010. Operating activities during the nine months ended October 3, 2010 provided cash of $9.3 million, compared to $32.1 million provided in the nine months ended September 27, 2009. Investing activities during the nine months ended October 3, 2010 used cash of $92.5 million, primarily due to $70.1 million in net purchases of short-term investments and $12.0 million in payments made in connection with business acquisitions. During the nine months ended October 3, 2010, financing activities provided cash of $9.5 million, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.

Our days sales outstanding increased from 71 days as of December 31, 2009 to 73 days as of October 3, 2010.

Our accounts payable decreased from $69.1 million at December 31, 2009 to $39.9 million at October 3, 2010. The decrease of $29.2 million is primarily attributable to timing of payments.

Inventory increased by $19.8 million from $90.6 million at December 31, 2009 to $110.4 million at October 3, 2010. In the three months ended October 3, 2010 we experienced annualized ending inventory turns of approximately 5.8, down from approximately 6.7 in the three months ended December 31, 2009. This decrease is primarily attributable to our increased inventory levels to support current demand levels for our products.

We paid a $10 million contingent payment related to our May 2007 acquisition of Infrant Technologies, Inc. (“Infrant”) in the nine months ended October 3, 2010.

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At October 3, 2010, we had approximately $104.8 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.

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

In October 2008, the Board of Directors approved plans to purchase shares of our common stock in the open market. As of October 3, 2010, we were authorized to purchase up to an additional 4.8 million shares under the share repurchase plan. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on various factors including, but not limited to, such factors as levels of cash generation from operations, cash requirements for acquisitions, and current stock price.

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of October 3, 2010 (in thousands):

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	Total
Operating leases	$6,402	$10,036	$8,019	$10,566	$35,023
Purchase obligations	104,840	—	—	—	104,840

	$111,242	$10,036	$8,019	$10,566	$139,863

Off-Balance Sheet Arrangements

As of October 3, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of October 3, 2010, we had total gross unrecognized tax benefits and related interest liabilities of $20.4 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. Other than our revenue recognition accounting policy, which is discussed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements, our critical accounting policies have not materially changed during the nine months ended October 3, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Additionally, our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during the nine months ended October 3, 2010.

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

We are exposed to credit losses in the event of nonperformance by the counter-parties of our foreign currency forward contracts and non-designated hedges. We enter into foreign currency forward contracts and non-designated hedges with high-quality financial institutions. In addition, the foreign currency forward contracts and non-designated hedges are limited to a time period of less than one year, and we continuously evaluate the credit standing of our counter-party financial institutions. See Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements.

A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $176,000 to net income, net of our hedged position, at October 3, 2010. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of October 3, 2010 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the three and nine months ended October 3, 2010, 16.3% and 16.8%, respectively, of total net revenue was denominated in a currency other than the U.S. dollar.

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

The recent economic problems affecting the banking system and financial markets and the recent uncertainty in global economic conditions has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, and high unemployment. There could be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that achieve broad market acceptance in the small business and home markets. Our future success will depend in large part upon our ability to identify demand trends in the business and home markets and quickly develop, manufacture and sell products that satisfy these demands in a cost effective manner. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

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

Throughout 2010, we have increased the rate of our new product introductions. If we cannot sustain the rapid pace of innovation, we may not be able to maintain or increase the market share of our products. If we are unable to successfully introduce new products with higher gross margins, our net revenue and overall gross margin would likely decline.

The average selling prices of our products typically decrease rapidly over the sales cycle of the product, which may negatively affect our net revenue and gross margins.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. In 2010, the current Administration issued its 2011 budget proposals that included proposed changes in U.S. tax law that may adversely affect our tax rate if adopted.

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

Our manufacturing process is also subject to numerous governmental regulations, which cover both the use of various materials as well as environmental concerns. To the best of our knowledge, we maintain compliance with all current government regulations concerning our production processes, for all locations in which we operate. Since we operate on a global basis, this is also a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where future regulations may be enacted which could increase our cost of manufacture. One area which has a large number of potential changes in regulations is the environmental area. Environmental areas such as pollution and climate change have had significant legislative and regulatory efforts on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. While future changes in regulations appears likely, we are currently unable to predict how any such changes will impact us and if such impacts will be material to our business. If there is a new law or regulation that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse affect on our business, financial condition and results of operations.

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

We sell a substantial portion of our products through broadband service providers worldwide. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, and pricing pressure resulting in lower gross margins. Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. In certain cases, we may commit to fixed price long term purchase orders, with such orders priced in foreign currencies which could lose value over time in the event of adverse changes in foreign exchange rates. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin expectations for a particular period of time and therefore adversely affect our stock price. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen slowdowns in capital expenditures by certain of our service provider customers in the past, and believe there may be potential for similar slowdowns in the future. Any slowdown in the general economy, over capacity, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.

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

We sell a substantial portion of our products through retailers, including Best Buy Co., Inc. and its affiliates, and wholesale distributors, including Ingram Micro, Inc. During the fiscal quarter ended October 3, 2010, sales to Best Buy and its affiliates accounted for approximately 16% of our net revenue and sales to Ingram Micro and its affiliates accounted for approximately 11% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of retailers and wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We generally have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that they pay for our products are subject to negotiation and could change at any time. If any of our major retailers or wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our retailers or wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

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

International sales comprise a significant amount of our overall net revenue. International sales were 54% of overall net revenue in fiscal 2009 and 48% of overall net revenue for the three months ended October 3, 2010. We continue to be committed to growing our international sales. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California, regions known for seismic activity. Significantly all of our critical enterprise-wide information technology systems, including our main servers, are currently housed in colocation facilities near our headquarters in Northern California. While we have moved our critical information technology systems in 2010 to colocation facilities in a different geographic region in the United States, our headquarters and warehouses remain susceptible to seismic activity so long as they are located in California. In addition, substantially all of our manufacturing occurs in two geographically concentrated areas in mainland China, where disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business.

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

Date: November 10, 2010

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer