Form 10-K
period 2010-12-31
NETGEAR, INC
filed 2011-02-28
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 27, 2010 was approximately $436.1 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 27, 2010 (the last business day of the Registrant’s most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director and each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 36,370,986 shares as of February 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

This Annual Report on Form 10-K (“Form 10-K”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in Part I, Item 1A below, and elsewhere in this Form 10-K, including, among other things: the future growth of the commercial business, home user, and broadband service provider markets; speed of adoption of wireless networking worldwide; our business strategies and development plans; our successful introduction of new products and technologies; future operating expenses and financing requirements; and competition and competitive factors in the commercial business, home user, and broadband service provider markets. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Form 10-K are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Form 10-K.

Item 1.	Business

General

We are a global networking company that delivers innovative products to commercial businesses, home users, and broadband service providers. For commercial businesses, we provide networking, storage and security solutions without the cost and complexity of traditional large enterprise products. For consumers, we make high performance, dependable and easy to use home networking, storage and digital media products to connect people to the Internet via communication, computing and entertainment devices. We also supply top broadband service providers with retail proven, whole home networking solutions for their customers. Our products are built on a variety of proven technologies such as WiFi, Ethernet and HomePlug powerline, with a focus on reliability and ease-of-use. We sell our products through multiple sales channels worldwide, which includes traditional retailers, online retailers, wholesale distributors, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers. A discussion of factors potentially affecting our operations is set forth in “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

Markets

Our goal is to be the leading provider of innovative networking products to the commercial business, home user, and broadband service provider markets. A number of factors are driving today’s demand for networking products within these markets. As the number of computing devices, such as PCs, smart phones and tablet computers, has increased in recent years, networks—especially WiFi networks—are being deployed more broadly in order to share information and resources among users and devices. This information and resource sharing occurs internally, through a local area network, or externally, via the Internet. To take advantage of complex applications, advanced communication capabilities and rich multimedia content, users are upgrading their Internet connections by deploying high-speed broadband access technologies. Users also seek the convenience and flexibility of operating their PCs, laptops, smart phones, tablet computers and related computing devices while accessing their content in a more mobile, or wireless, manner. In addition, market demand for television connectivity products has increased significantly as well, where users seek to connect their televisions to the Internet and for entertainment content. Finally, as the usage of networks, including the Internet, has increased, users have become much more focused on the security of their connections and the protection of the data within their networks.

Commercial businesses, home users, and broadband service providers demand a complete set of wired and wireless networking and broadband products that are tailored to their specific needs and budgets and also incorporate the latest networking technologies. These users require the continual introduction of new and refined products and often lack extensive IT resources and technical knowledge. Therefore, they demand ‘plug-and-play’ or easy-to-install and use products that require little or no maintenance, and customer service and support. We believe that these users also prefer the convenience of obtaining a networking solution from a single company with whom they are familiar; as these users expand their networks, they tend to be loyal purchasers of that brand. In addition, purchasing decisions of users in these markets are also driven by the affordability of networking products. To provide reliable, easy-to-use products at an attractive price, we believe a successful supplier must have a company-wide focus on the unique requirements of these markets, operational discipline and cost-efficient infrastructure and processes that allow for efficient product development, manufacturing and distribution.

Sales Channels

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, DMRs, VARs, and broadband service providers.

Wholesale Distribution. Our distribution channel supplies our products to retailers, e-commerce resellers, Direct Market Resellers and Value Added Resellers. We sell directly to our distributors, the largest of which are Ingram Micro, Inc. and Tech Data Corporation.

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

DMRs and VARs. We primarily sell into the commercial business marketplace through an extensive network of DMRs (Direct Market Resellers) and VARs (Value Added Resellers). Our DMRs include companies such as CDW and Insight. VARs include our network of registered Powershift Partners, and resellers that are not registered in our Powershift partner program. DMRs and VARs may receive sales incentives, marketing support and other program benefits from us. Our DMRs and VARs generally purchase our products through our wholesale distributors.

Broadband Service Providers. We also supply our products directly to broadband service providers in the United States and internationally. Service providers supply our products to their business and home subscribers.

Unlike previous years, we derived the majority of our net revenue from North America sales in the year ended December 31, 2010. International sales as a percentage of net revenue decreased from 54.2% in the year ended December 31, 2009 to 48.4% in the year ended December 31, 2010. We have committed resources to expanding our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical instability, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws. The table below sets forth our net revenue by major geographic region. While sales in all our major geographic regions increased, North America led in growth, primarily due to strength in retail sales driven by market share gains.

	2010	Percentage Change	2009	Percentage Change	2008
	(In thousands, except percentage data)
North America	$465,063	48%	$314,392	6%	$297,641
Europe, Middle-East, and Africa (“EMEA”)	340,473	17%	292,182	(17%)	354,058
Asia Pacific and rest of world	96,516	21%	80,021	(13%)	91,645

	$902,052	31%	$686,595	(8%)	$743,344

Net revenues from significant customers as a percentage of our total net revenues for the years ended December 31, 2010, 2009, and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
Best Buy Co., Inc. and Affiliates (Retailer)	15%	11%	8%
Ingram Micro, Inc. and Affiliates (Distributor)	11%	11%	14%
Tech Data Corporation and Affiliates (Distributor)	7%	8%	11%
All others individually less than 10% of revenue	67%	70%	67%

	100%	100%	100%

Product Offerings

Our product line consists of wired and wireless devices that enable commercial business networking, broadband access, network connectivity, network storage and security appliances. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold.

Commercial business networking. These products include:

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

Broadband access. Broadband is a transmission medium capable of moving more digital content over public high speed networks than traditional low speed telephone lines. Products that enable broadband access include:

•	routers, which connect the home or office networks to the Internet via broadband modems;

•	gateways, which are routers with integrated modems, for Internet access;

•	IP telephony products, used for transmitting voice communications over a network; and

•	Media servers, which store files and multimedia content for access by PCs, laptops, smart phones and other Internet enabled devices.

Network connectivity. Products that enable network connectivity and resource sharing include:

•	wireless access points, which provide a wireless link between a wired network and wireless devices;

•	wireless network interface cards and adapters, which enable devices to be connected to the network wirelessly;

•	Ethernet network interface cards and adapters, which enable devices to be connected to the network over Ethernet wiring;

•	media adapters, which connect non PC entertainment devices such as TVs, audio players, and game consoles to a network;

•	powerline adapters and bridges, which enable devices to be connected to the network over existing electrical wiring; and

•	Multimedia over Coax Alliance standard (“MoCA”) adapters and bridges, which enable devices to be connected to the network over existing coaxial wiring.

We design our products to meet the specific needs of the commercial business, home user, and broadband service provider markets, tailoring various elements of the product design, including component specification, physical characteristics such as casing, design and coloration, and specific user interface features to meet the needs of these markets. We also leverage many of our technological developments, high volume manufacturing, technical support and engineering infrastructure across our markets to maximize business efficiencies.

Our products that target the commercial business market are generally designed with an industrial appearance, including metal cases and, for some product categories, the ability to mount the product within standard data networking racks. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a commercial business user. For example, we offer data transfer rates up to ten Gigabits per second for our business products to meet the higher capacity requirements of business users. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. Security requirements within our products for commercial business broadband access include firewall, virtual private network and content threat management capabilities that allow for secure interactions between remote offices and business headquarter locations over the Internet. Our connectivity product offerings for the commercial business market include enhanced security and remote configurability often required in a business setting. Our ReadyNAS® family of network attached storage products implements redundant array of independent disks data protection, enabling businesses to store and protect critical data easily, efficiently and intelligently.

Our products for the home user and broadband service provider markets are generally designed with pleasing visual and physical aesthetics that are more desirable in a home environment. Our connectivity offerings for use in the home are generally at a lower price than higher security and configurability wireless offerings for the commercial business market. Our products for facilitating broadband access in the home are available with features such as parental control capabilities and firewall security, to allow for safer, more controlled Internet usage in families with children. Our broadband products designed for the home market also contain installation software that guides a less sophisticated user through the installation process with their broadband service provider, using a graphical user interface and simple point and click operations. Our connectivity product offerings for the home include powerline and MoCA data transmission modes, which allow home users to take advantage of their existing electrical or coaxial wiring infrastructure for transmitting data among network components.

Our vision for the home network has always been about having all devices connected to the Internet at all times. Recently, our focus has been to continue to introduce new products into what we believe are five new growth areas: First, TV connectivity products such as our new Push2TV HD edition announced jointly with Intel at the 2011 International Consumer Electronic Show; Second, network attached storage products with enhanced user interfaces, higher capacity and resilience; Third, security appliances that support more users; Fourth, DOCSIS 3.0 gateways with more integrated functions; and Fifth, the 4G/Long Term Evolution (“LTE”) related repeaters and routers. We continue to announce and introduce new products in these significant growth markets.

Competition

The commercial business, home user, and broadband service provider markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•

within the commercial business networking markets, companies such as Allied Telesyn International, Barracuda Networks, Buffalo, Inc., Cisco Systems, Inc., Dell Computer Corporation, D-Link, Fortinet, Inc., Hewlett-Packard Company, Huawei, the Linksys division of Cisco Systems, Inc., Seagate Technology, SonicWALL, Inc., QNAP Systems, WatchGuard and Western Digital; and

•	within the home user markets, companies such as Apple Inc., Belkin Corporation, D-Link, and the Linksys division of Cisco Systems, Samsung, Vizio, Sony, and Roku; and

•

within the broadband service provider markets, companies such as Actiontec Electronics, Inc., ARRIS Group, Inc., Comtrend Corporation, D-Link, Hitron, Huawei Technologies Co. Ltd., Motorola, Inc., Pace plc, Sagem Corporation, Scientific Atlanta—a Cisco company, SMC Networks, TechniColor, Ubee, and ZyXEL.

Other current competitors include numerous specific country vendors such as Devolo, LEA and AVM in Europe, Corega International SA and Melco, Inc. in Japan and TP-Link in China. Our potential competitors include consumer electronics vendors and telecommunications equipment vendors, including LG Electronics, Panasonic and Toshiba, who could integrate networking capabilities into their line of products, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we are also facing increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

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

We believe that the principal competitive factors in the commercial business, home user, and broadband service provider markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, price, ease-of-installation, maintenance and use, and customer service and support. We believe our products are competitive in these markets based on these factors.

To remain competitive, we believe we must invest significant resources in developing new products and enhancing our current products while continuing to expand our sales channels and maintaining customer satisfaction worldwide.

Research and Development

As of December 31, 2010, we had 178 employees engaged in research and development. We believe that our success depends on our ability to develop products that meet changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate new third-party technologies, develop new in-house technologies, and develop and test new products. Our research and development employees work closely with our technology and manufacturing partners to bring our products to market in a timely, high quality and cost-efficient manner.

We identify, qualify or self-develop new technologies, and we work closely with our various technology suppliers and manufacturing partners to develop products using one or more of the development methodologies described below.

ODM. Under the original design manufacturer, or ODM, methodology, we define the product concept and specification and recommend the technology selection. We then coordinate with our technology suppliers while they develop the product meeting our specification. On certain new products, one or more subsystems of the design can be done in-house and then integrated in with the remaining design pieces from the ODM. Once prototypes are completed, we work with our partners to complete the debugging and systems integration and testing. After completion of the final tests, agency approvals and product documentation, the product is released for production.

IN-HOUSE DEVELOPMENT. Under the in-house development model, one or more subsystems of the product are designed and developed utilizing the NETGEAR engineering team. Under this model, some of the primary technology is developed in-house. We then work closely with either an ODM or a contract manufacturer to complete the development of the entire design, perform the necessary testing, and obtain regulatory approvals before the product is released for production.

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

Our internal research and development efforts focus on developing and improving the usability, reliability, functionality, cost and performance of our products. Our total research and development expenses were $40.0 million in 2010, $30.1 million in 2009 and $33.8 million in 2008.

Manufacturing

Our primary manufacturers are Cameo Communications Inc., Delta Networks Incorporated, Hon Hai Precision Industry Co., Ltd. (more commonly known as Foxconn Corporation), SerComm Corporation, Kepro, and Unihan Corporation (which was spun out of ASUSTek Computer, Inc. in January 2008), all of which are headquartered in Taiwan. The actual manufacturing of our products occurs primarily in mainland China, with pilot and low-volume manufacturing in Taiwan on a select basis. We distribute our manufacturing among these key suppliers to avoid excessive concentration with a single supplier. Because substantially all of our manufacturing occurs in mainland China, any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our ODMs to manufacture our products. In addition, our ODMs in China have continued to increase our costs of production, particularly in the recent year. These increased costs have affected our margins and ability to lower prices for our products to stay competitive. If our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly harmed. In addition to their responsibility for the manufacturing of our products, our manufacturers purchase all necessary parts and materials to produce complete, finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Hong Kong and mainland China. They are responsible for auditing and inspecting process and product quality on the premises of our ODMs and OEMs.

We obtain several key components from limited or sole sources. For example, many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Our third party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If these sources fail to satisfy our supply requirements, our ability to meet scheduled product deliveries would be harmed and we may lose sales and experience increased component costs.

We currently outsource warehousing and distribution logistics to five main third-party providers who are responsible for warehousing, distribution logistics and order fulfillment. In addition, these parties are also responsible for some configuration and re-packaging of our products including bundling components to form kits, inserting appropriate documentation, disk drive configuration, and adding power adapters. APL Logistics Americas, Ltd. in City of Industry, California serves the Americas region, Kerry Logistics Ltd. in Hong Kong serves the Asia Pacific region, DSV Solutions B.V. and ModusLink B.V. in the Netherlands serve the Europe, Middle-East and Africa, or EMEA, region and Agility Logistics Pty Ltd. in Matraville, NSW, Australia which serves Australia and New Zealand.

Sales and Marketing

As of December 31, 2010, we had 303 employees engaged in sales and marketing. We work directly with our customers on market development activities, such as co-advertising, in-store promotions and demonstrations, instant rebate programs, event sponsorship and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our product marketing and corporate marketing groups.

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

Our corporate marketing group is responsible for defining and building our corporate brand. The group focuses on defining our mission, brand promise and marketing messages on a worldwide basis. This group also defines the marketing approaches in the areas of advertising, public relations, events, channel programs and our web delivery mechanisms. These marketing messages and approaches are customized for the commercial business, home user, and broadband service provider markets through a variety of delivery mechanisms designed to effectively reach end-users in a cost-efficient manner.

We conduct most of our international sales and marketing operations through wholly-owned subsidiaries which operate via sales and marketing subsidiaries and branch offices worldwide.

Customer Support

We design our products with “plug and play” ease of use. We respond globally to customer questions over the phone and Internet, including providing an online Knowledgebase and User Forum. Customer support is provided through a combination of a limited number of permanent employees and use of subcontracted “out-sourcing” resources. Our permanent employees design our technical support database and are responsible for training and managing our outsourced sub-contractors. We utilize the information gained from customers by our customer support organization to enhance our product offerings, including further simplifying the installation process.

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark and trade secret and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold 22 issued United States patents that expire between years 2013 and 2028 and 18 foreign patents that expire between 2012 and 2026. In addition, we currently have a number of pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products in the United States and internationally, including NETGEAR, the NETGEAR logo, NETGEAR Green, the NETGEAR Green logo, NETGEAR Digital Entertainer, the NETGEAR Digital Entertainer logo, Genie, Readyshare, Neo TV, the NETGEAR Neo TV logo, Net-Doctor, NETGEAR Stora, the NETGEAR Stora logo, the NETGEAR Gear Guy logo, Connect with Innovation, Everybody’s Connecting, ProSafe, RangeMax, ReadyNAS, Smart Wizard, ProSecure, the ProSecure logo, Push2TV, ANYTIME, ANYWHERE, ANY MEDIA, ANY SCREEN, and X-RAID. We have registered a number of Internet domain names that we use for electronic interaction with our customers including dissemination of product information, marketing programs, product registration, sales activities, and other commercial uses.

Seasonal Business

We have historically experienced increased net sales in our third and fourth fiscal quarters as compared to other quarters in our fiscal year due to seasonal demand of consumer markets related to the beginning of the school year and the holiday season. However, because of irregular and significant purchases from customers in other markets, such as the service provider market, this pattern has not been consistent. As such, any pattern should not be considered a reliable indicator of our future net sales or financial performance.

Backlog

We believe the actual amount of product backlog at any particular time is not a meaningful indication of our future business. Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with little or no penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net sales for any succeeding period. Accordingly, backlog should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Environmental Laws

Our products and manufacturing process are subject to numerous governmental regulations, which cover both the use of various materials as well as environmental concerns. Environmental issues such as pollution and climate change have had significant legislative and regulatory efforts on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. To the best of our knowledge, we maintain compliance with all current government regulations concerning our production processes, for all locations in which we operate. Since we operate on a global basis, this is also a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations.

Employees

As of December 31, 2010, we had 654 full-time employees, with 303 in sales, marketing and technical support, 178 in research and development, 75 in operations, and 98 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements.

Long-lived assets by geographic location are listed under Note 11 of the Notes to Consolidated Financial Statements in Part II Item 8 of this report, which information is incorporated into this Item 1 by reference.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual revenue were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	geopolitical disruption leading to delay or even stoppage of our operations in manufacturing, transportation, technical support and research and development;

•	delay or failure of our service provider customers to purchase at the volumes that we forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	allowance for bad debts exposure with our existing customers and new customers, particularly as we expand into new international markets;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand;

•	component supply constraints from our vendors;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products that would adversely impact our margins;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	litigation involving patent infringement;

•	epidemic or widespread failure in one or more of our products;

•	unanticipated safety issues involving one or more of our products;

•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	labor unrest at facilities managed by our third-party manufacturers;

•	unanticipated increase in costs, including air freight, associated with shipping and delivery of our products;

•	our failure to implement and maintain the appropriate internal controls over financial reporting which may result in restatements of our financial statements; and

•	any changes in accounting rules.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the commercial business market include Allied Telesyn, Barracuda, Buffalo, Dell, D-Link, Fortinet, Inc., Hewlett-Packard, Huawei, Cisco Systems, the Linksys division of Cisco Systems, QNAP Systems, Seagate Technology, SonicWALL, Synology, WatchGuard and Western Digital. Our principal competitors in the home market for networking devices and television connectivity products include Apple, Belkin, D-Link, the Linksys division of Cisco Systems, Samsung, Vizio, Sony and Roku. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Comtrend, D-Link, Hitron, Huawei, Motorola, Pace, Sagem, Scientific Atlanta-a Cisco company, SMC Networks, TechniColor, Ubee, and ZyXEL. Other current and potential competitors include numerous local vendors such as Devolo, LEA and AVM in Europe, Corega and Melco in Japan and TP-Link in China. Our potential competitors also include consumer electronics vendors, including LG Electronics, Panasonic and Toshiba, who could integrate networking capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing increased competition from original design manufacturers, or ODM’s, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition has intensified in our industry in certain geographical regions and product categories. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. These companies could devote more capital resources to develop, manufacture and market competing products than we could. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

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

Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the commercial business, home user, and broadband service provider markets and quickly develop, manufacture and sell products that satisfy these demands in a cost effective manner. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

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

Throughout 2010, we have significantly increased the rate of our new product introductions. If we cannot sustain the rapid pace of innovation, we may not be able to maintain or increase the market share of our products. In addition, if we are unable to successfully introduce new products with higher gross margins, our net revenue and overall gross margin would likely decline.

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

We manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. An example of a regulated material is the use of lead in electronic components. To the best of our knowledge, we maintain compliance with all current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where future regulations may be enacted which could increase our cost of the components that we utilize. While we do not currently know of any proposed regulation regarding components in our products which would have a material impact on our business, if there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that would have a material adverse impact on our business, financial condition and results of operations.

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

We sell a substantial portion of our products through retailers, including Best Buy Co., Inc. and its affiliates, and wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. During the fiscal quarter ended December 31, 2010, sales to Best Buy and its affiliates accounted for approximately 15% of our net revenue and sales to Ingram Micro and its affiliates accounted for approximately 11% of our net revenue. We expect that a significant portion of our net revenue will continue to come from sales to a small number of retailers and wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of retailers and wholesale distributors fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major retailers or wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. If our retailers or wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised.

Additionally, if there is consolidation among our customer base, certain customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products with those of our competitors and cancellations of orders, each of which would harm our operating results.

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

We are currently involved in numerous litigation matters and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 9 of the Notes to Consolidated Financial Statements in Part II Item 8 of this report, which information is incorporated into this Item 1A by reference. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs. If these third-party manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may suffer.

All of our products are manufactured, assembled, tested and generally packaged by a limited number of original design manufacturers (“ODMs”) and original equipment manufacturers (“OEMs”). We rely on our manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors. Due to weak economic conditions, the viability of some of these third-party manufacturers may be at risk. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. As we contemplate moving manufacturing into different jurisdictions, we will be subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations.

Our reliance on third-party manufacturers also exposes us to the following risks over which we have limited control:

•	unexpected increases in manufacturing and repair costs;

•	inability to control the quality of finished products;

•	inability to control delivery schedules;

•	potential lack of adequate capacity to manufacture all or a part of the products we require; and

•	potential labor unrest affecting the ability of the third-party manufacturers to produce our products.

All of our products must satisfy safety and regulatory standards and some of our products must also receive government certifications. Our ODMs and OEMs are primarily responsible for obtaining most regulatory approvals for our products. If our ODMs and OEMs fail to obtain timely domestic or foreign regulatory approvals or certificates, we would be unable to sell our products and our sales and profitability could be reduced, our relationships with our sales channel could be harmed, and our reputation and brand would suffer.

Specifically, substantially all of our manufacturing occurs in mainland China and any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our ODMs to manufacture our products. In addition, our ODM’s in China have continued to increase our costs of production, particularly in the recent year. These increased costs have affected our margins and ability to lower prices for our products to stay competitive. Recent labor unrest in China may also affect our ODMs as workers may strike and cause production delays. If our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly harmed. Further, if the ODMs and OEMs fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected.

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

Although this material weakness had been remediated by December 31, 2009, we cannot be certain that the measures we have taken since this restatement will ensure that restatements will not occur in the future. Execution of restatements like the one described above create a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction. Restatements may also significantly affect our stock price in an adverse manner.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. Since September 11, 2001, the rate of inspection of international freight by governmental entities has substantially increased, and has become increasingly unpredictable. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, including in the fourth quarter of 2009, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories and to bring new product introductions to market quickly. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

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

We sell a substantial portion of our products through broadband service providers worldwide. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, and pricing pressure resulting in lower gross margins. For example, as the deployment of DOCSIS 3.0 technology by broadband service providers increases worldwide during 2011, we anticipate competing in an extremely price sensitive market and our margins may be affected. Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. In certain cases, we may commit to fixed price long term purchase orders, with such orders priced in foreign currencies which could lose value over time in the event of adverse changes in foreign exchange rates. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin expectations for a particular period of time and therefore adversely affect our stock price. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen slowdowns in capital expenditures by certain of our service provider customers in the past, and believe there may be potential for similar slowdowns in the future. Any slowdown in the general economy, over capacity, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.

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

We have made, and continue to seek to make investments in companies around the world to further our strategic objectives and support our key business initiatives. These investments may include equity or debt instruments of public or private companies, and may be non-marketable at the time of our initial investment. We do not restrict the types of companies in which we seek to invest. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on other equity investments. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain adverse accounting issues, such as potential consolidation of financial results.

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

Our future success depends in large part upon the continued services of our key technical, sales, marketing, finance and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of the commercial business, home user, and broadband service provider markets. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long term succession plan. As a result, if we suffer the loss of services of any key executive, our long term business results may be harmed. In addition, because we do not have a formal long term succession plan, we may not be able to have the proper personnel in place to effectively execute our long term business strategy if Patrick Lo or other key personnel retire, resign or are otherwise terminated.

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

If we are unable to provide our third-party manufacturers a timely and accurate forecast of our component and material requirements, we may experience delays in the manufacturing of our products and the costs of our products may increase.

We provide our third-party manufacturers with a rolling forecast of demand, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as wireless local area network chipsets, switching fabric chips, physical layer transceivers, connector jacks and metal and plastic enclosures. If our forecasts are not timely provided or are less than our actual requirements, our third-party manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our third-party manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our third-party manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur.

We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to develop, sell, maintain and support technologically innovative products would be limited.

We rely on third parties to obtain non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of most of our products. In these cases, because the intellectual property we license is available from third parties, barriers to entry may be lower than if we owned exclusive rights to the technology we license and use. On the other hand, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third-party technology providers, or if any of these providers unilaterally decide not to do business with us for any reason, our ability to develop and sell products containing that technology would be severely limited. If we are shipping products which contain third-party technology that we subsequently lose the right to license, then we will not be able to continue to offer or support those products. Our licenses often require royalty payments or other consideration to third parties. Our success will depend in part on our continued ability to have access to these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially acceptable terms or at all. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This would limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our margins, market share, and operating results could be significantly harmed.

We also utilize third-party software development companies to develop, customize, maintain and support software that is incorporated into our products. If these companies fail to timely deliver or continuously maintain and support the software that we require of them, we may experience delays in releasing new products or difficulties with supporting existing products and customers. In addition, if these third-party licensors fail, then we may be unable to continue to sell products that incorporate the licensed technologies and we may be unable to continue to maintain and support these products. We are increasingly exposed to these risks as we continue to develop and market more products with third-party software, such as our TV connectivity and network attached storage products.

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

We rely upon third parties for a substantial portion of the intellectual property we use in our products. At the same time, we rely on a combination of copyright, trademark, patent and trade secret laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our intellectual property rights. Despite efforts to protect our intellectual property, unauthorized third parties may attempt to design around, copy aspects of our product design or obtain and use technology or other intellectual property associated with our products. For example, one of our primary intellectual property assets is the NETGEAR name, trademark and logo. We may be unable to stop third parties from adopting similar names, trademarks and logos, particularly in those international markets where our intellectual property rights may be less protected. Furthermore, our competitors may independently develop similar technology or design around our intellectual property. Our inability to secure and protect our intellectual property rights could significantly harm our brand and business, operating results and financial condition.

Our sales and operations in international markets expose us to operational, financial and regulatory risks.

International sales comprise a significant amount of our overall net revenue. International sales were 48% of overall net revenue in fiscal 2010 and 48% of overall net revenue for the three months ended December 31, 2010. We continue to be committed to growing our international sales. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Any additional governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies could adversely affect our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export of some technologies, particularly encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. In response to terrorist activity, governments could enact additional regulation or restriction on the use, import, or export of encryption technology. This additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications, resulting in decreased demand for our products and services. In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the United States and the international Internet security market.

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

In addition, war, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. For example, recent labor disputes at manufacturing facilities in China have been increasing and have led to workers going on strike. The recent trend of labor unrest could materially affect our third-party manufacturers’ abilities to manufacture our products. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal administrative, sales, marketing and research and development facilities currently occupy approximately 142,700 square feet in an office complex in San Jose, California, under a lease that expires in March 2018.

Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease entered into in February 2006 and expiring in December 2026. Our international sales personnel are based out of local sales offices or home offices in Austria, Australia, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, New Zealand, Poland, Russia, Singapore, Spain, Sweden, Switzerland, the Netherlands, the United Arab Emirates, and the United Kingdom. We also have operations personnel using a leased facility in Hong Kong. We also maintain research and development facilities in Atlanta, Beijing, Guangzhou, Nanjing, and Shanghai, China, and in Taipei, Taiwan. From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities provide suitable space for our operations and are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth. We have invested in internal capacity and strategic relationships with outside manufacturing vendors as needed to meet anticipated demand for our products.

We use third parties to provide warehousing services to us, consisting of facilities in Southern California, Australia, Hong Kong and the Netherlands.

Item 3.	Legal Proceedings

The information set forth under Note 9 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K.

Item 4.	Reserved

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 8, 2011.

Name	Age	Position
Patrick C.S. Lo	54	Chairman and Chief Executive Officer
Mark G. Merrill	56	Chief Technology Officer
Michael F. Falcon	54	Senior Vice President of Worldwide Operations and Support
Christine M. Gorjanc	54	Chief Financial Officer
Andrew W. Kim	40	Vice President, Legal and Corporate Development, Corporate Secretary
Charles T. Olson	55	Senior Vice President of Engineering
David Soares	44	Senior Vice President of Worldwide Sales
Michael A. Werdann	42	Vice President of Americas Sales

Patrick C.S. Lo is our co-founder and has served as our Chairman and Chief Executive Officer since March 2002. Patrick founded NETGEAR with Mark G. Merrill with the singular vision of providing the appliances to enable everyone in the world to connect to the high speed Internet for information, communication, business transactions, education, and entertainment. From 1983 until 1995, Mr. Lo worked at Hewlett-Packard Company, where he served in various management positions in sales, technical support, product management, and marketing in the U.S. and Asia. Mr. Lo was named the Ernst & Young National Technology Entrepreneur of the Year in 2006. Mr. Lo received a B.S. degree in electrical engineering from Brown University.

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

Michael F. Falcon has served as our Senior Vice President of Worldwide Operations and Support since January 2009. From March 2006 to January 2009, he served as our Senior Vice President of Operations, and from November 2002 to March 2006, as our Vice President of Operations. From September 1999 to November 2002, Mr. Falcon worked at Quantum Corporation, a data technology company, where he served as Vice President of Operations and Supply Chain Management. From April 1999 to September 1999, Mr. Falcon was at Meridian Data, a storage company acquired by Quantum Corporation, where he served as Vice President of Operations. From February 1989 to April 1999, Mr. Falcon was at Silicon Valley Group, a semiconductor equipment manufacturer, where he served as Director of Operations, Strategic Planning and Supply Chain Management. Prior to that, he served in management positions at SCI Systems, an electronics manufacturer, Xerox Imaging Systems, a provider of scanning and text recognition solutions, and Plantronics, Inc., a provider of lightweight communication headsets. Mr. Falcon received a B.A. degree in Economics from the University of California, Santa Cruz and has completed coursework in the M.B.A. program at Santa Clara University.

Christine M. Gorjanc has served as our Chief Financial Officer since January 2008, as our Chief Accounting Officer from December 2006 to January 2008 and as our Vice President, Finance from November 2005 to December 2006. From September 1996 through November 2005, Ms. Gorjanc served as Vice President, Controller, Treasurer and Assistant Secretary for Aspect Communications Corporation, a provider of workforce and customer management solutions. From October 1988 through September 1996, she served as the Manager of Tax for Tandem Computers, Inc., a provider of fault-tolerant computer systems. Prior to that, she served in management positions at Xidex Corporation, a manufacturer of storage devices, and spent eight years in public accounting with a number of accounting firms. Ms. Gorjanc holds a B.A. in Accounting (with honors) from the University of Texas at El Paso and a M.S. in Taxation from Golden Gate University.

Andrew W. Kim has served as our Vice President, Legal and Corporate Development and Corporate Secretary since October 2008 and as our Associate General Counsel from March 2008 to October 2008. Prior to joining NETGEAR, Mr. Kim served as Special Counsel in the Corporate and Securities Department of Wilson Sonsini Goodrich & Rosati, a private law firm, where he represented public and private technology companies in a wide range of matters, including mergers and acquisitions, debt and equity financing arrangements, securities law compliance and corporate governance from 2000 to 2003 and 2006 to 2008. In between his two terms at Wilson Sonsini Goodrich & Rosati, he served as Partner in the Business and Finance Department of the law firm Schwartz Cooper Chartered in Chicago, Illinois, and was an Adjunct Professor of Entrepreneurship at the Illinois Institute of Technology. Mr. Kim holds a J.D. from Cornell Law School, and received a B.A. degree in history from Yale University.

Charles T. Olson has served as our Senior Vice President of Engineering since March 2006 and our Vice President of Engineering from January 2003 to March 2006. From July 1978 to January 2003, Mr. Olson worked at Hewlett-Packard Company, where he served as Director of Research and Development for ProCurve networking from 1998 to 2003, as Research and Development Manager for the Enterprise Netserver division from 1997 to 1998, and, prior to that, in various other engineering management roles in Hewlett-Packard’s Unix server and personal computer product divisions. Mr. Olson received a B.S. degree in Electrical Engineering from the University of California, Davis and an M.B.A. from Santa Clara University.

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

Michael A. Werdann has served as our Vice President of Americas Sales since December 2003. Since joining us in 1998, Mr. Werdann has served as our United States Director of Sales, E-Commerce and DMR from December 2002 to December 2003 and as our Eastern regional sales director from October 1998 to December 2002. Prior to joining us, Mr. Werdann worked for three years at Iomega Corporation, a computer hardware company, as a sales director for the value added reseller sector. Mr. Werdann holds a B.S. Degree in Communications from Seton Hall University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted under the symbol “NTGR” on the Nasdaq National Market from July 31, 2003 to July 1, 2006, and on the Nasdaq Global Select Market since then. Prior to that time, there was no public market for our common stock. The following table sets forth for the indicated periods the high and low intraday sales prices for our common stock on the Nasdaq markets. Such information reflects interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2009	High	Low
First Quarter	$12.61	$8.57
Second Quarter	16.49	11.15
Third Quarter	19.74	13.45
Fourth Quarter	22.43	17.10

Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$27.39	$20.29
Second Quarter	28.96	18.63
Third Quarter	28.18	17.44
Fourth Quarter	35.50	25.80

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 about our common stock that may be issued upon the exercise of options and rights granted to employees or members of our Board of Directors under all existing equity compensation plans, including the 2000 Plan (which was terminated as to new grants in May 2003), the 2003 Stock Plan, the 2006 Long Term Incentive Plan and the 2003 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,566,290	(1)	$22.23	2,251,325	(2)
Equity compensation plans not approved by security holders	—		$—	—

Total	4,566,290			2,251,325

(1)	Includes 532,025 shares subject to options outstanding under the 2003 Plan, 4,034,265 shares subject to options outstanding under the 2006 Plan and no outstanding shares under the 2003 Employee Stock Purchase Plan.
(2)	Includes 255,445 shares available for future issuance under the 2003 Plan, 1,483,848 shares available for future issuance under the 2006 Plan and 512,032 shares available for future issuance under the 2003 Employee Stock Purchase Plan.

Company Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from December 31, 2005 through December 31, 2010 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
NETGEAR, Inc.	$100.00	$136.36	$185.30	$59.27	$112.68	$174.96
NASDAQ Computer Index	$100.00	$106.15	$129.35	$68.96	$117.79	$138.34
NASDAQ Composite Index	$100.00	$109.52	$120.27	$71.51	$102.89	$120.29

Holders of Common Stock

On February 15, 2011, there were 30 stockholders of record.

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

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010-January 31, 2010	24,947	$22.58	—	4,831,220
February 1, 2010-February 28, 2010	—	—	—	4,831,220
March 1, 2010-March 31, 2010	—	—	—	4,831,220
April 1, 2010-April 30, 2010	—	—	—	4,831,220
May 1, 2010-May 31, 2010	3,898	23.90	—	4,831,220
June 1, 2010-June 30, 2010	—	—	—	4,831,220
July 1, 2010-July 31, 2010	—	—	—	4,831,220
August 1, 2010-August 31, 2010	—	—	—	4,831,220
September 1, 2010-September 30, 2010	—	—	—	4,831,220
October 1, 2010-October 31, 2010	2,293	28.90	—	4,831,220
November 1, 2010-November 30, 2010	—	—	—	4,831,220
December 1, 2010-December 31, 2010	459	34.01	—	4,831,220

	31,597	$23.37	—

On October 21, 2008, our Board of Directors authorized management to repurchase up to 6,000,000 shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and our share price. We repurchased a total of 1,168,780 shares under this program during the year ended December 31, 2008. During the years ended December 31, 2010 and December 31, 2009, we did not repurchase any shares of common stock under this repurchase authorization. However, we repurchased approximately 32,000 shares or $738,000 of common stock related to the lapse of restricted stock units during the year ended December 31, 2010.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with, the consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

We derived the selected consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 from our audited consolidated financial statements appearing elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 from our audited consolidated financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$902,052	$686,595	$743,344	$727,787	$573,570
Cost of revenue(2)	602,805	480,195	502,320	485,180	379,911

Gross profit	299,247	206,400	241,024	242,607	193,659

Operating expenses:
Research and development(2)	39,972	30,056	33,773	28,070	18,443
Sales and marketing(2)	131,570	106,162	121,687	117,938	91,881
General and administrative(2)	36,220	32,727	31,733	27,220	20,905
Restructuring	(88)	809	1,929	—	—
In-process research and development	—	—	1,800	4,100	2,900
Technology license arrangements	—	2,500	—	—	—
Litigation reserves, net	211	2,080	711	167	—

Total operating expenses	207,885	174,334	191,633	177,495	134,129

Income from operations	91,362	32,066	49,391	65,112	59,530
Interest income, net	426	629	4,336	8,426	6,974
Other income (expense), net	(564)	(128)	(8,384)	3,298	2,495

Income before income taxes	91,224	32,567	45,343	76,836	68,999
Provision for income taxes	40,315	23,234	27,293	30,882	27,867

Net income	$50,909	$9,333	$18,050	$45,954	$41,132

Net income per share:
Basic(1)	$1.44	$0.27	$0.51	$1.32	$1.23

Diluted(1)	$1.41	$0.27	$0.51	$1.28	$1.19

(1)	Information regarding calculation of per share data is described in Note 6 of the Notes to Consolidated Financial Statements.
(2)	Stock-based compensation expense was allocated as follows:

Cost of revenue	$913	$959	$864	$633	$430
Research and development	2,271	1,973	3,218	2,391	1,119
Sales and marketing	4,710	4,147	3,406	3,013	1,405
General and administrative	4,307	3,945	3,835	2,842	1,551

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$270,737	$247,100	$203,009	$205,343	$197,465
Working capital	$413,321	$339,116	$312,843	$311,082	$280,877
Total assets	$780,321	$633,121	$586,209	$551,109	$437,904
Total current liabilities	$254,723	$195,609	$176,505	$168,507	$143,482
Total non-current liabilities	$25,162	$23,359	$18,746	$11,079	$—
Total stockholders’ equity	$500,436	$414,153	$390,958	$371,523	$294,422

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are a global networking company that delivers innovative products to commercial businesses, home users, and broadband service providers. For commercial businesses, we provide networking, storage and security solutions without the cost and complexity of traditional large enterprise products. For consumers, we make high performance, dependable and easy to use home networking, storage and digital media products to connect people to the Internet via communication, computing and entertainment devices. We also supply top broadband service providers with retail proven, whole home networking solutions for their customers. Our products are built on a variety of proven technologies such as WiFi, Ethernet and HomePlug powerline, with a focus on reliability and ease-of-use.

Our product line consists of wired and wireless devices that enable Ethernet networking, broadband access, network connectivity and security appliances. These products are available in multiple configurations to address the needs of our end-users in each geographic region in which our products are sold.

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, DMRs, VARs, and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Fry’s Electronics, Radio Shack, Staples, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), Dick Smith (Australia), JB HiFi (Australia) and Elkjop (Norway). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (MSOs), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, the largest of which is Ingram Micro, Inc. and Tech Data Corporation. Additionally, a substantial portion of our revenue to date has been derived from certain retailers, including Best Buy. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future.

We have well developed channels in North America and Europe, Middle-East and Africa, or EMEA, and are building a stronger presence in the Asia Pacific and Latin American regions. Unlike in the immediately prior years, in the year ended December 31, 2010, we derived the majority of our net revenue from North America sales. While sales in all our major geographic regions increased, North America sales as a percentage of net revenue increased from 46% in 2009 to 52% in 2010. North America sales increased from $314.4 million in the year ended December 31, 2009 to $465.1 million in the year ended December 31, 2010, representing an increase of 47.9% during the period. Growth in North America was primarily due to strength in retail sales driven by market share gains.

Our net revenue increased 31.4% during the year ended December 31, 2010 primarily attributable to higher sales in several of our product categories. These include wireless-N products sold to retailers and existing service provider customers, as well as Powerline products, ReadyNAS products, and switch products.

The commercial business, home user, and broadband service provider markets are intensely competitive and subject to rapid technological change. We expect our competition to continue to intensify. We believe that the principal competitive factors in these markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and enhancing our current products while continuing to expand our channels and maintaining customer satisfaction worldwide.

Our gross margin increased to 33.2% for the year ended December 31, 2010 from 30.1% for the year ended December 31, 2009. The increase in gross margin was primarily attributable to a higher percentage of our total revenue coming from higher sales of home and commercial business products, which generally carry higher gross margins. Additionally, we experienced a lower percentage of our total revenue derived from sales to service providers, which generally carry lower gross margins. Operating expenses for the year ended December 31, 2010 were $207.9 million, or 23.1% of net revenue, compared to $174.3 million, or 25.4% of net revenue, for the year ended December 31, 2009. This increase was primarily attributable to a $28.4 million increase in salary and other employee related expenses as well as an $8.0 million increase in marketing expenses and outside service costs related to our increased research and development projects. Partially offsetting this increase was a $2.4 million decrease in fees for outside legal and other professional services primarily attributable to decreased legal patent defense costs.

Net income increased $41.6 million, or 446%, to $50.9 million for the year ended December 31, 2010, from $9.3 million for the year ended December 31, 2009. This increase was primarily attributable to an increase in gross profit of $92.8 million which was partially offset by an increase in operating expenses of $33.6 million and an increase in the provision for income taxes of $17.1 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. Actual results could differ significantly from these estimates. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. We have listed below our critical accounting policies that we believe to have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

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

Refer to Note 1 of notes to Consolidated Financial Statements for details on early adoption of Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13) and Accounting Standards Update (ASU) No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14) at the beginning of the first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. The adoption of the new revenue recognition accounting standards did not have a material impact on our consolidated financial position, results of operations, or cash flows for the year ended December 31, 2010.

Allowances for Product Warranties, Returns due to Stock Rotation, Sales Incentives and Doubtful Accounts

Our standard warranty obligation to our direct customers generally provides for a right of return of any product for a full refund in the event that such product is not merchantable or is found to be damaged or defective. At the time revenue is recognized, an estimate of future warranty returns is recorded to reduce revenue in the amount of the expected credit or refund to be provided to our direct customers. At the time we record the reduction to revenue related to warranty returns, we include within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. Our standard warranty obligation to end-users provides for replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. The estimated cost associated with fulfilling the warranty obligation to end-users is recorded in cost of revenue. Because our products are manufactured by third-party manufacturers, in certain cases we have recourse to the third-party manufacturer for replacement or credit for the defective products. We give consideration to amounts recoverable from our third-party manufacturers in determining our warranty liability. Our estimated allowances for product warranties can vary from actual results and we may have to record additional revenue reductions or charges to cost of revenue, which could materially impact our financial position and results of operations.

In addition to warranty-related returns, certain distributors and retailers generally have the right to return product for stock rotation purposes. Upon shipment of the product, we reduce revenue for an estimate of potential future stock rotation returns related to the current period product revenue. We analyze historical returns, channel inventory levels, current economic trends and changes in customer demand for our products when evaluating the adequacy of the allowance for sales returns, namely stock rotation returns. Our estimated allowances for returns due to stock rotation can vary from actual results and we may have to record additional revenue reductions, which could materially impact our financial position and results of operations.

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

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly perform credit evaluations of our customers’ financial condition and consider factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts is reviewed quarterly and adjusted if necessary based on our assessments of our customers’ ability to pay. If the financial condition of our customers should deteriorate or if actual defaults are higher than our historical experience, additional allowances may be required, which could have an adverse impact on operating expenses.

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

In the fourth quarter of fiscal 2010, we completed the annual impairment test of goodwill. In conducting our impairment test, we determined that our fair value exceeded the carrying value of our net assets by approximately 101%. No goodwill impairment loss was recognized in the years ended December 31, 2010, 2009 or 2008.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to ten years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such conditions may include an economic downturn or a change in the assessment of future operations. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

During the years ended December 31, 2010 and 2009, there were no events or changes in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable from their undiscounted cash flows. Consequently, we did not perform an impairment test or record an impairment of our long-lived assets during those periods.

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

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. As of December 31, 2010, we believe that all of our deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

Uncertain tax provisions are recognized under guidance that provides that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. We include interest expense and penalties related to uncertain tax positions as additional tax expense.

Results of Operations

The following table sets forth the Consolidated Statements of Operations and the percentage change from the preceding year for the periods indicated:

	Year Ended December 31,
	2010	Percentage Change	2009	Percentage Change	2008
	(In thousands, except percentage data)
Net revenue	$902,052	31.4%	$686,595	(7.6%)	$743,344
Cost of revenue	602,805	25.5%	480,195	(4.4%)	502,320

Gross profit	299,247	45.0%	206,400	(14.4%)	241,024

Operating expenses:
Research and development	39,972	33.0%	30,056	(11.0%)	33,773
Sales and marketing	131,570	23.9%	106,162	(12.8%)	121,687
General and administrative	36,220	10.7%	32,727	3.1%	31,733
Restructuring	(88)	* *	809	(58.1%)	1,929
In-process research and development	—	* *	—	(100.0%)	1,800
Technology license arrangements	—	(100.0%)	2,500	* *	—
Litigation reserves, net	211	(89.9%)	2,080	192.5%	711

Total operating expenses	207,885	19.2%	174,334	(9.0%)	191,633

Income from operations	91,362	184.9%	32,066	(35.1%)	49,391
Interest income, net	426	(32.3%)	629	(85.5%)	4,336
Other income (expense), net	(564)	340.6%	(128)	(98.5%)	(8,384)

Income before income taxes	91,224	180.1%	32,567	(28.2%)	45,343
Provision for income taxes	40,315	73.5%	23,234	(14.9%)	27,293

Net income	$50,909	445.5%	$9,333	(48.3%)	$18,050

**	Percentage change not meaningful.

The following table sets forth the Consolidated Statements of Operations, expressed as a percentage of net revenue, for the periods presented:

	Year Ended December 31,
	2010	2009	2008
Net revenue	100%	100%	100%
Cost of revenue	66.8	69.9	67.6

Gross margin	33.2	30.1	32.4

Operating expenses:
Research and development	4.5	4.4	4.5
Sales and marketing	14.6	15.4	16.4
General and administrative	4.0	4.8	4.3
Restructuring	0.0	0.1	0.3
In-process research and development	0.0	0.0	0.2
Technology license arrangements	0.0	0.4	0.0
Litigation reserves, net	0.0	0.3	0.1

Total operating expenses	23.1	25.4	25.8

Income from operations	10.1	4.7	6.6
Interest income, net	0.1	0.1	0.6
Other income (expense), net	(0.1)	(0.1)	(1.1)

Income before income taxes	10.1	4.7	6.1
Provision for income taxes	4.5	3.3	3.7

Net income	5.6%	1.4%	2.4%

Net Revenue

	Year Ended December 31,
	2010	Percentage Change	2009	Percentage Change	2008
	(In thousands, except percentage data)
Net revenue	$902,052	31.4%	$686,595	(7.6%)	$743,344

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue and net changes in deferred revenue.

2010 Net Revenue Compared to 2009 Net Revenue

Net revenue increased $215.5 million, or 31.4%, to $902.1 million for the year ended December 31, 2010, from $686.6 million for the year ended December 31, 2009. The increase in net revenue was principally attributable to higher sales in several of our product categories. These include wireless-N products sold to retailers and existing service provider customers, as well as Powerline products, ReadyNAS products, and switch products.

Net revenue by geographic location is as follows:

	Year Ended December 31,
	2010	Percentage Change	2009
	(In thousands, except percentage data)
North America	$465,063	47.9%	$314,392
Percentage of net revenue	51.6%		45.8%

Europe, Middle-East, and Africa	$340,473	16.5%	$292,182
Percentage of net revenue	37.7%		42.6%

Asia Pacific	$96,516	20.6%	$80,021
Percentage of net revenue	10.7%		11.6%

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

Net revenue by geographic location is as follows:

	Year Ended December 31,
	2009	Percentage Change	2008
	(In thousands, except percentage data)
North America	$314,392	5.6%	$297,641
Percentage of net revenue	45.8%		40.0%

Europe, Middle-East, and Africa	$292,182	(17.5%)	$354,058
Percentage of net revenue	42.6%		47.6%

Asia Pacific	$80,021	(12.7%)	$91,645
Percentage of net revenue	11.6%		12.4%

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2010	Percentage Change	2009	Percentage Change	2008
	(In thousands, except percentage data)
Cost of revenue	$602,805	25.5%	$480,195	(4.4%)	$502,320
Gross margin percentage	33.2%		30.1%		32.4%

Cost of revenue consists primarily of the following: the cost of finished products from our third-party manufacturers; overhead costs including purchasing, product planning, inventory control, warehousing and distribution logistics; inbound freight; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; and amortization expense of certain acquired intangibles. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in net revenues due to changes in average selling prices, end-user customer rebates and other sales incentives, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight, conversion costs, and charges for excess or obsolete inventory.

2010 Cost of Revenue and Gross Margin Compared to 2009 Cost of Revenue and Gross Margin

Cost of revenue increased $122.6 million, or 25.5%, to $602.8 million for the year ended December 31, 2010, from $480.2 million for the year ended December 31, 2009. Our gross margin increased to 33.2% for the year ended December 31, 2010, from 30.1% for the year ended December 31, 2009.

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

The decrease in gross margin was primarily attributable to the impact of a relatively stronger U.S. dollar on our foreign currency denominated revenues. Gross margins were also impacted by sales declines of our switch products as well as supply constraints late in the year, which resulted in the use of higher cost air freight expense to acquire inventory levels sufficient to support increased demand. These margin decreases were partially offset by our increased focus on reducing sales incentives that impact net revenue.

Operating Expenses

Research and Development Expense

	Year Ended December 31,
	2010	Percentage Change	2009	Percentage Change	2008
	(In thousands, except percentage data)
Research and development expense	$39,972	33.0%	$30,056	(11.0%)	$33,773
Percentage of net revenue	4.5%		4.4%		4.5%

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

2010 Research and Development Expense Compared to 2009 Research and Development Expense

Research and development expenses increased $9.9 million, or 33.0%, to $40.0 million for the year ended December 31, 2010, from $30.1 million for the year ended December 31, 2009. The increase was primarily attributable to increased costs of $7.2 million related to an increase in payroll and other employee expenses principally resulting from increased variable compensation, as well as increased overall research and development headcount. We note there was minimal variable compensation expense in the year ended

December 31, 2009. Also included in the $9.9 million was an increase of $646,000 due to acquisition-related contingent compensation related to our May 2007 acquisition of Infrant Technologies, Inc. earned during the year ended December 31, 2010 that did not occur during the year ended December 31, 2009. Furthermore, the increase was attributable to higher outside service costs of $1.2 million, primarily related to our increased research and development projects.

2009 Research and Development Expense Compared to 2008 Research and Development Expense

Research and development expenses decreased $3.7 million, or 11.0%, to $30.1 million for the year ended December 31, 2009, from $33.8 million for the year ended December 31, 2008. The decrease was primarily attributable to decreased costs of $3.1 million related to a reduction in payroll and other employee expenses, including decreased variable compensation and a reduction in travel expenses, which was partly in response to our cost-cutting initiatives. Included in the $3.1 million was a decrease of approximately $670,000 due to acquisition-related contingent compensation. Additionally, stock-based compensation expense decreased $1.2 million to $2.0 million for the year ended December 31, 2009, from $3.2 million for the year ended December 31, 2008. Partially offsetting these decreases was an increase in costs allocated to research and development from other functional expense categories of $536,000, primarily resulting from increased facilities costs and higher information technology costs related to our new enterprise resource planning software. As of December 31, 2009, we had 149 employees engaged in research and development, down from 158 employees as of December 31, 2008.

Sales and Marketing Expense

	Year Ended December 31,
	2010	Percentage Change	2009	Percentage Change	2008
	(In thousands, except percentage data)
Sales and marketing expense	$131,570	23.9%	$106,162	(12.8%)	$121,687
Percentage of net revenue	14.6%		15.4%		16.4%

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses.

2010 Sales and Marketing Expense Compared to 2009 Sales and Marketing Expense

Sales and marketing expenses increased $25.4 million, or 23.9%, to $131.6 million for the year ended December 31, 2010, from $106.2 million for the year ended December 31, 2009. Of this increase, $15.1 million was related to an increase in payroll and other employee expenses primarily attributable to increased overall sales and marketing headcount, increased variable compensation and an increase in travel expenses. Additionally, marketing expenses and other outside service costs increased by $6.8 million due to increased marketing campaigns.

2009 Sales and Marketing Expense Compared to 2008 Sales and Marketing Expense

Sales and marketing expenses decreased $15.5 million, or 12.8%, to $106.2 million for the year ended December 31, 2009, from $121.7 million for the year ended December 31, 2008. Of this decrease, $6.7 million was related to a reduction in payroll and other employee expenses primarily attributable to decreased overall sales and marketing headcount and a reduction in travel expenses, which was partly in response to our cost-cutting initiatives. Additionally, marketing expenses and other outside service costs decreased $6.2 million attributable to reduced marketing campaigns and cost savings efforts. Furthermore, outbound freight decreased by $1.6 million due to our reduction in sales. Partially offsetting these decreases was an increase in costs allocated to sales and marketing from other functional expense categories of $1.7 million, primarily resulting from increased facilities costs.

General and Administrative Expense

	Year Ended December 31,
	2010	Percentage Change	2009	Percentage Change	2008
	(In thousands, except percentage data)
General and administrative expense	$36,220	10.7%	$32,727	3.1%	$31,733
Percentage of net revenue	4.0%		4.8%		4.3%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for doubtful accounts and other corporate expenses.

2010 General and Administrative Expense Compared to 2009 General and Administrative Expense

General and administrative expenses increased $3.5 million, or 10.7%, to $36.2 million for the year ended December 31, 2010, from $32.7 million for the year ended December 31, 2009. Of this amount, $6.1 million was related to an increase in payroll and other employee expenses primarily attributable to increased variable compensation. We note there was minimal variable compensation expense in the year ended December 31, 2009. Partially offsetting this increase was a $2.4 million decrease in fees for outside legal and other professional services primarily attributable to decreased legal patent defense costs.

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

Restructuring

In July 2008, we ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to our new corporate headquarters in San Jose, California. During the year ended December 31, 2010, we realized a benefit of $88,000 related to these facilities in Santa Clara and Fremont due to lower than expected common area maintenance fees. During the year ended December 31, 2009 and 2008, we expensed $809,000 and $964,000, respectively, related to these excess facilities. Additionally, we expensed $965,000 during the year ended December 31, 2008 related to the termination of employment of approximately 35 individuals on November 12, 2008. For a detailed discussion of our restructuring expenses, please see Note 4 of the Notes to Consolidated Financial Statements.

In-process Research and Development

We did not incur any in-process research and development expenses during the years ended December 31, 2010 and 2009.

During the year ended December 31, 2008, we expensed $1.8 million for in-process research and development related to intangible assets purchased in our acquisition of certain assets of CP Secure. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding this acquisition.

Technology License Arrangements

We did not incur any expenses related to technology license arrangements in the years ended December 31, 2010 and 2008.

During the year ended December 31, 2009, we entered into a $2.5 million arrangement to license software technologies that we may integrate into certain future products. At that time, we had not yet established the technological feasibility of these products, and we did not believe the software had an alternative future use. As such, we expensed the entire technology license arrangement amount of $2.5 million in the year ended December 31, 2009.

Litigation Reserves and Payments

During the year ended December 31, 2010, we recorded a litigation reserve expense of $211,000 for estimated costs related to the settlement of potential lawsuits or lawsuits already filed against us. For a detailed discussion of our litigation matters, please see Note 9 of the Notes to Consolidated Financial Statements.

During the year ended December 31, 2009, we recorded net litigation reserves expense of $2.1 million. This expense was primarily comprised of $2.6 million in estimated costs related to the settlement of various lawsuits against us, which includes $2.1 million related to a one-time settlement payment made to the Commonwealth Scientific and Industrial Research Organization (“CSIRO”) and $350,000 related to a one-time settlement payment made to Network-1 Security Solutions, Inc. (“Network-1”). These expenses were offset by a reduction in previously accrued legal settlement costs of $500,000 due to a summary judgment ruling in our favor on another case.

During the year ended December 31, 2008, we recorded net litigation reserves expense of $711,000. This expense was primarily comprised of $575,000 in estimated costs related to the settlement of various lawsuits filed against us. Additionally, we incurred an expense of $109,000 for costs related to the settlement of the patent-infringement lawsuit filed by Hybrid Patents, Inc. (“Hybrid”) against Charter Communications, Inc. (“Charter”), where we assumed the defense of the litigation after receiving a request for indemnification from Charter and an expense of $85,000 for costs related to the settlement of the patent-infringement lawsuit filed by Linex Technologies, Inc. against us. These expenses were offset by a reduction in previously accrued legal settlement costs of $58,000.

Interest Income and Other Income (Expense)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Interest income and other income (expense)
Interest income, net	$426	$629	$4,336
Other income (expense), net	(564)	(128)	(8,384)

Total interest income and other income (expense)	$(138)	$501	$(4,048)

Interest income represents amounts earned on our cash, cash equivalents and short-term investments.

Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

2010 Interest Income and Other Income (Expense) Compared to 2009 Interest Income and Other Income (Expense)

Interest income decreased $203,000, or 32.3%, to $426,000 for the year ended December 31, 2010, from $629,000 for the year ended December 31, 2009. The decrease in interest income was primarily attributable to a decrease in the average interest rate earned in the year ended December 31, 2010, as compared to the year ended December 31, 2009.

Other expense, net, increased $436,000 to expense of $564,000 for year ended December 31, 2010, from expense of $128,000 for year ended December 31, 2009. Our foreign currency hedging program reduced volatility associated with hedged currency exchange rate movements during the year ended December 31, 2010. The expense of $564,000 is primarily related to exposures in currencies that are not included in our hedging program. For details of our hedging program and related foreign currency contracts, please see Note 5 of the Notes to Consolidated Financial Statements.

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

Provision for Income Taxes

2010 Provision for Income Taxes Compared to 2009 Provision for Income Taxes

Provision for income taxes increased $17.1 million, resulting in a provision of $40.3 million for the year ended December 31, 2010, compared to a provision of $23.2 million for the year ended December 31, 2009. The effective tax rate decreased from 71.3% for the year ended December 31, 2009 to 44.2% for the year ended December 31, 2010. The effective tax rate for both periods differed from the statutory rate of 35% due to non-deductible stock-based compensation, state taxes, other non-deductible expenses, and tax credits. Additionally, in 2010 tax attributable to foreign operations increased the effective tax rate by 5.1 percentage points compared to an increase of 28.4 percentage points for 2009. In both years, this was primarily caused by the tax effect of non-deductible losses in foreign jurisdictions where no benefit could be claimed. The unfavorable rate impact of foreign operations was lower in 2010 compared with 2009 because of improvements in both international and worldwide earnings.

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

Net Income

Net income increased $41.6 million to $50.9 million for the year ended December 31, 2010, from $9.3 million for the year ended December 31, 2009. This increase was primarily attributable to an increase in gross profit of $92.8 million. This increase was partially offset by an increase in operating expenses of $33.6 million and an increase in the provision for income taxes of $17.1 million.

Net income decreased $8.8 million, or 48.3%, to $9.3 million for the year ended December 31, 2009, from $18.1 million for the year ended December 31, 2008. This decrease was primarily attributable to a decrease in gross profit of $34.6 million. This decrease was offset by a decrease in operating expenses of $17.3 million and a decrease in other expense, net of $8.3 million.

Liquidity and Capital Resources

As of December 31, 2010, we had cash, cash equivalents and short-term investments totaling $270.7 million.

Our cash and cash equivalents balance decreased from $172.2 million as of December 31, 2009 to $126.2 million as of December 31, 2010. Our short-term investments, which represent the investment of funds available for current operations, increased from $74.9 million as of December 31, 2009 to $144.6 million as of December 31, 2010, as we shifted assets from money market funds to U.S. Treasuries with higher returns. Operating activities during the year ended December 31, 2010 generated cash of $26.4 million. Investing activities during the year ended December 31, 2010 used $95.2 million, which includes the net purchases of short-term investments of $70.1 million, payments made in connection with business acquisitions of $12.0 million, and purchases of property and equipment of $8.7 million. During the year ended December 31, 2010, financing activities provided $22.8 million, primarily due to the issuance of our common stock upon exercise of stock options and our employee stock purchase program, as well as the excess tax benefit from exercises and cancellations of stock options.

Our days sales outstanding increased from 71 days as of December 31, 2009 to 78 days as of December 31, 2010, primarily due to our increased sales to U.S. retailers, who generally have longer payment terms during the holiday season than other customers.

Our accounts payable increased from $69.1 million at December 31, 2009 to $89.2 million at December 31, 2010 primarily as a result of timing of payments.

Inventory increased by $36.8 million from $90.6 million at December 31, 2009 to $127.4 million at December 31, 2010. Ending inventory turns decreased from 6.7 turns in the three months ended December 31, 2009, to 5.6 turns in the three months ended December 31, 2010. This decrease is primarily attributable to our increased inventory levels to support current and expected demand levels for our products.

We enter into foreign currency forward-exchange contracts, which typically mature in three to five months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record on the consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our Consolidated Statements of Operations and in our Consolidated Balance Sheets. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other income (expense), net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are designated cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within cumulative other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.

On October 21, 2008, the Board of Directors approved plans to repurchase shares of our common stock in the open market. During the years ended December 31, 2010 and 2009, we did not repurchase any shares of common stock under this repurchase authorization. As of December 31, 2010, we were authorized to purchase up to an additional 4.8 million shares under the share repurchase plan. See Note 10 of the Notes to Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on various factors including, but not limited to, such factors as levels of cash generation from operations, cash requirements for acquisitions, and current stock price. Although we did not repurchase any shares of common stock under this repurchase authorization during the years ended December 31, 2010 and 2009, we repurchased approximately 32,000 shares or $738,000 of common stock related to the lapse of restricted stock units during the year ended December 31, 2010.

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

Backlog

As of December 31, 2010, we had a backlog of approximately $82.4 million, as compared to approximately $65.6 million as of December 31, 2009, primarily due to supply constraints and greater product demand in the three months ended December 31, 2010. Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with little or no penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net sales for any succeeding period.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table describes our commitments to settle non-cancelable lease and purchase commitments as of December 31, 2010.

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases, net of sublease payments	$6,401	$9,877	$7,874	$9,635	$33,787
Purchase obligations	$160,350	$—	$—	$—	$160,350

	$166,751	$9,877	$7,874	$9,635	$194,137

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense was $6.4 million for the year ended December 31, 2010, $6.2 million for the year ended December 31, 2009, and $6.3 million for the year ended December 31, 2008. The terms of some of the office leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. At December 31, 2010, we had $160.4 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

We adopted the guidance related to the recognition and measurement of uncertain tax positions on January 1, 2007. As of December 31, 2010 and December 31, 2009, we had $19.8 million and $18.0 million, respectively, of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next 12 months is approximately $5.3 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for recent accounting pronouncements, which are hereby incorporated by reference into this Part II, Item 7.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale” securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal 2010.

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

As of December 31, 2010, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $428,000 to net income, net of our hedged position, at December 31, 2010. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2010 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the year ended December 31, 2010, 17% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of NETGEAR, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(i) present fairly, in all material respects, the financial position of NETGEAR, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Jose, CA

February 28, 2011

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$126,173	$172,202
Short-term investments	144,564	74,898
Accounts receivable, net	226,731	162,853
Inventories	127,394	90,590
Deferred income taxes	19,332	13,347
Prepaid expenses and other current assets	23,850	20,835

Total current assets	668,044	534,725
Property and equipment, net	17,503	16,891
Intangibles, net	6,241	8,298
Goodwill	74,198	64,908
Other non-current assets	14,335	8,299

Total assets	$780,321	$633,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,155	$69,081
Accrued employee compensation	24,130	11,040
Other accrued liabilities	110,413	87,894
Deferred revenue	27,538	22,106
Income taxes payable	3,487	5,488

Total current liabilities	254,723	195,609
Non-current income taxes payable	19,719	17,479
Other non-current liabilities	5,443	5,880

Total liabilities	279,885	218,968
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized in 2010 and 2009; none outstanding in 2010 or 2009	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized in 2010 and 2009; shares issued and outstanding: 36,173,406 in 2010 and 34,732,579 in 2009	36	35
Additional paid-in capital	316,108	280,256
Cumulative other comprehensive income	281	24
Retained earnings	184,011	133,838

Total stockholders’ equity	500,436	414,153

Total liabilities and stockholders’ equity	$780,321	$633,121

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net revenue	$902,052	$686,595	$743,344
Cost of revenue	602,805	480,195	502,320

Gross profit	299,247	206,400	241,024

Operating expenses:
Research and development	39,972	30,056	33,773
Sales and marketing	131,570	106,162	121,687
General and administrative	36,220	32,727	31,733
Restructuring	(88)	809	1,929
In-process research and development	—	—	1,800
Technology license arrangements	—	2,500	—
Litigation reserves, net	211	2,080	711

Total operating expenses	207,885	174,334	191,633

Income from operations	91,362	32,066	49,391
Interest income, net	426	629	4,336
Other income (expense), net	(564)	(128)	(8,384)

Income before income taxes	91,224	32,567	45,343
Provision for income taxes	40,315	23,234	27,293

Net income	$50,909	$9,333	$18,050

Net income per share:
Basic	$1.44	$0.27	$0.51

Diluted	$1.41	$0.27	$0.51

Weighted average shares outstanding used to compute net income per share:
Basic	35,385	34,485	35,212

Diluted	36,124	34,848	35,619

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Cumulative Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2007	35,244	$35	$252,421	$101	$118,966	$371,523

Comprehensive income:
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(34)	—	(34)
Net income	—	—	—	—	18,050	18,050

Total comprehensive income	—	—	—	—	—	18,016

Stock-based compensation expense	—	—	11,206	—	—	11,206
Purchase and retirement of common stock	(1,178)	(1)	—	—	(12,229)	(12,230)
Issuance of common stock under stock-based compensation plans	214	—	2,362	—	—	2,362
Tax benefit from exercises and cancellations of stock options	—	—	81	—	—	81

Balance at December 31, 2008	34,280	34	266,070	67	124,787	390,958

Comprehensive income:
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(63)	—	(63)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	20	—	20
Net income	—	—	—	—	9,333	9,333

Total comprehensive income	—	—	—	—	—	9,290

Stock-based compensation expense	—	—	11,059	—	—	11,059
Purchase and retirement of common stock	(21)	—	—	—	(282)	(282)
Issuance of common stock under stock-based compensation plans	474	1	2,991	—	—	2,992
Tax benefit from exercises and cancellations of stock options	—	—	136	—	—	136

Balance at December 31, 2009	34,733	35	280,256	24	133,838	414,153

Comprehensive income:
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	4	—	4
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	253	—	253
Net income	—	—	—	—	50,909	50,909

Total comprehensive income	—	—	—	—	—	51,166

Stock-based compensation expense	—	—	12,177	—	—	12,177
Purchase and retirement of common stock	(32)	—	—	—	(736)	(736)
Issuance of common stock under stock-based compensation plans	1,472	1	20,116	—	—	20,117
Tax benefit from exercises and cancellations of stock options	—	—	3,559	—	—	3,559

Balance at December 31, 2010	36,173	$36	$316,108	$281	$184,011	$500,436

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$50,909	$9,333	$18,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,439	12,360	13,261
Purchase premium amortization (discount accretion) on investments	468	(4)	56
Non-cash stock-based compensation	12,201	11,024	11,323
Income tax benefit associated with stock option exercises and cancellations	3,559	136	81
Excess tax benefit from stock-based compensation	(3,470)	(869)	(143)
Deferred income taxes	(8,435)	(4,865)	(2,029)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(63,878)	(24,578)	19,490
Inventories	(36,804)	21,650	(29,135)
Prepaid expenses and other assets	(3,220)	103	(2,175)
Accounts payable	20,074	9,008	4,740
Accrued employee compensation	13,090	3,863	(8,908)
Other accrued liabilities	21,794	(272)	4,942
Deferred revenue	5,432	598	13,889
Income taxes payable	1,192	10,610	4,085

Net cash provided by operating activities	26,351	48,097	47,527

Cash flows from investing activities:
Purchases of short-term investments	(185,128)	(89,827)	(10,133)
Proceeds from sale of short-term investments	115,000	25,000	37,700
Purchase of property and equipment	(8,720)	(3,945)	(15,390)
Loans issued, net of loan repaid	(102)	—	—
Payments for patents	(1,270)	—	—
Cost method investment	(3,009)	—	—
Payments made in connection with business acquisitions	(12,000)	(3,539)	(24,635)

Net cash used in investing activities	(95,229)	(72,311)	(12,458)

Cash flows from financing activities:
Purchase and retirement of common stock	(738)	(282)	(12,229)
Proceeds from exercise of stock options	18,915	1,861	1,008
Proceeds from issuance of common stock under employee stock purchase plan	1,202	1,129	1,353
Excess tax benefit from stock-based compensation	3,470	869	143

Net cash provided by (used in) financing activities	22,849	3,577	(9,725)

Net increase (decrease) in cash and cash equivalents	(46,029)	(20,637)	25,344
Cash and cash equivalents, at beginning of period	172,202	192,839	167,495

Cash and cash equivalents, at end of period	$126,173	$172,202	$192,839

Supplemental cash flow information:
Cash paid for income taxes	$44,083	$14,401	$25,177

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Summary of Significant Accounting Policies:

The Company

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global networking company that delivers innovative products to commercial businesses, home users, and broadband service providers. For commercial businesses, the Company provides networking, storage and security solutions without the cost and complexity of Big IT. For consumers, the Company makes high performance, dependable and easy home networking, storage and digital media products to connect people with the Internet and their content and devices. The Company also supplies top broadband service providers with retail proven, whole home solutions for their customers. The Company’s products are built on a variety of proven technologies such as wireless, Ethernet and powerline, with a focus on reliability and ease-of-use. The Company sells products primarily through a global sales channel network, which includes traditional retailers, online retailers, wholesale distributors, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers.

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

The Company relies on a limited number of third parties to manufacture all of its products. If any of the Company’s third-party manufacturers cannot or will not manufacture its products in required volumes, on a cost-effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity. Any interruption or delay in manufacturing could have a material adverse effect on the Company’s business and operating results.

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

The following table summarizes the percentage of the Company’s total accounts receivable represented by customers with balances in excess of 10% of its total accounts receivable as of December 31, 2010 and 2009.

	December 31,
	2010	2009
Best Buy Co., Inc. and Affiliates	25%	26%
Wal-mart Stores, Inc.	11%	6%

Fair value measurements

The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values due to their short maturities. Foreign currency forward contracts are recorded at fair value based on observable market data. See Note 13 of the Notes to Consolidated Financial Statements for disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Cost method investments and loans receivable

In the three months ended June 27, 2010, the Company made a $3.0 million loan to a third party that was classified within prepaid and other current assets. The loan was repaid in the three months ended December 31, 2010.

In the three months ended December 31, 2010, the Company made a $3.0 million cost method investment that is classified within other non-current assets.

The Company measures its cost method investments and loans receivable at fair value quarterly; however, they are recorded at fair value only when an impairment charge is recognized. No impairment charges have been recognized related to the Company’s cost method investments and loans receivable in the years ended December 31, 2010. The Company did not have cost method investments or loans receivable prior to the year ended December 31, 2010.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company regularly performs credit evaluations of its customers’ financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts is reviewed quarterly and adjusted if necessary based on the Company’s assessments of its customers’ ability to pay. If the financial condition of the Company’s customers should deteriorate or if actual defaults are higher than the Company’s historical experience, additional allowances may be required, which could have an adverse impact on operating expenses.

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

Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were not material in the years ended December 31, 2010, 2009 and 2008.

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

In the fourth quarter of fiscal 2010, the Company completed the annual impairment test of goodwill. In conducting the impairment test, the Company determined that the Company’s fair value exceeded the carrying value of the Company’s net assets by approximately 101%. No goodwill impairment loss was recognized in the years ended December 31, 2010, 2009 or 2008.

Long-lived assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to ten years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such conditions may include an economic downturn or a change in the assessment of future operations. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the aggregate undiscounted cash flows are less than the carrying value of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

During the years ended December 31, 2010 and 2009, there were no events or changes in circumstances that indicated the carrying amount of the Company’s long-lived assets may not be recoverable from their undiscounted cash flows. Consequently, the Company did not perform an impairment test or record an impairment of its long-lived assets during those periods.

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

Product warranties

The Company provides for estimated future warranty obligations at the time revenue is recognized. The Company’s standard warranty obligation to its direct customers generally provides for a right of return of any product for a full refund in the event that such product is not merchantable or is found to be damaged or defective. At the time revenue is recognized, an estimate of future warranty returns is recorded to reduce revenue in the amount of the expected credit or refund to be provided to its direct customers. At the time the Company records the reduction to revenue related to warranty returns, the Company includes within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. The Company’s standard warranty obligation to its end-users provides for replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. The estimated cost associated with fulfilling the Company’s warranty obligation to end-users is recorded in cost of revenue. Because the Company’s products are manufactured by third-party manufacturers, in certain cases the Company has recourse to the third-party manufacturer for replacement or credit for the defective products. The Company gives consideration to amounts recoverable from its third-party manufacturers in determining its warranty liability. Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the consolidated balance sheets, are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Balance as of beginning of the period	$30,610	$28,607
Provision for warranty liability made during the period	61,854	43,083
Settlements made during the period	(51,951)	(41,080)

Balance at end of period	$40,513	$30,610

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

The adoption of the new revenue recognition accounting standards did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for the year ended December 31, 2010. The new accounting standards for revenue recognition if applied in the same manner to the year ended December 31, 2009 and 2008 would not have had a material impact on total net revenues for those fiscal years.

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

Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $11.4 million, $11.0 million and $12.5 million in the years ended December 31, 2010, 2009 and 2008 respectively.

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

The Company did not incur any expenses related to technology license arrangements in the years ended December 31, 2010 and 2008.

During the year ended December 31, 2009, the Company entered into a $2.5 million arrangement to license certain software technologies that the Company may integrate into certain future products. At that time, the Company had not yet established the technological feasibility of these products, and the Company did not believe the software had an alternative future use. As such, the Company expensed the entire technology license arrangement amount of $2.5 million in the year ended December 31, 2009.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $19.3 million, $14.4 million, and $17.0 million in the years ended December 31, 2010, 2009 and 2008, respectively.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the updated authoritative guidance for stock compensation, using the modified prospective transition method. Under this transition method, stock-based compensation expense for the years ended December 31, 2009 and 2008 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of the authoritative guidance for stock compensation. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of the updated authoritative guidance for stock compensation. The valuation provisions also apply to grants that are modified after January 1, 2006. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company will recognize an excess benefit from stock-based compensation in equity based on the difference between tax expense computed with consideration of the windfall deduction and without consideration of the windfall deduction. In addition, the Company accounts for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit in the income statement. See Note 10 of the Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.

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

Expenses are re-measured at average exchange rates in effect during each period, except for expenses related to non-monetary assets, which are re-measured at historical exchange rates. Revenue is re-measured at average exchange rates in effect during each period. Gains and losses arising from foreign currency transactions are included in total comprehensive income and were a net loss of $130,000 for the year ended December 31, 2010, a net gain of $954,000 for the year ended December 31, 2009 and a net loss of $7.2 million for the year ended December 31, 2008.

Recent accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) is unavailable. Concurrently to issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14). ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company elected to early adopt these standards at the beginning of its first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. These recent accounting pronouncements are discussed in additional detail in above section “Revenue Recognition” under the same Note 1 of the Notes to Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). The guidance provides amendments to Accounting Standards Codification 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition ASU 2010-06 requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011. Since this update only required additional disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows in 2010, and is not expected to impact the Company’s consolidated financial position, results of operations or cash flows in 2011.

Note 2—Business Acquisitions:

Leaf Networks, LLC

On January 15, 2010, the Company completed the acquisition of certain intellectual property and other assets of Leaf Networks, LLC (“Leaf”), a developer of virtual networking software. The acquisition qualified as a business acquisition and was accounted for using the purchase method of accounting. The Company believes the acquisition will accelerate the Company’s continuing networking technology research and development initiatives. The aggregate purchase price was $2.1 million, of which $2.0 million was paid in cash in the three months ended March 28, 2010. Additionally, the acquisition agreement specified that Leaf shareholders may receive a total additional payout of up to $900,000 in cash over the three years following closure of the acquisition if developed products pass certain acceptance criteria. During the three months ended March 28, 2010, the Company had determined that the present value of the $900,000 potential additional payout was approximately $800,000, for which the Company will measure at fair value for each reporting period and record a liability. As of December 31, 2010, the Company had determined the acceptance criteria were nearing completion, and as such recorded a liability of $860,000.

The results of Leaf’s operations have been included in the consolidated financial statements since the date of acquisition. The historical results of operations of Leaf prior to the acquisition were not material to the Company’s results of operations.

In accordance with the purchase method of accounting for business combinations, the Company allocated the total purchase price to identifiable intangible assets based on each element’s estimated fair value. Acquisition costs were expensed as incurred, and were immaterial for this transaction. Purchased intangibles, representing the existing technology acquired from Leaf, will be amortized on a straight-line basis over their respective estimated useful lives. Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of intangible assets acquired. Goodwill arose as a result of the $800,000 present valuation of the $900,000 potential additional payout, plus $100,000 in additional payment consideration. The allocation of the purchase price was as follows (in thousands):

Intangibles, net	$2,000
Goodwill	900

Total purchase price allocation	$2,900

Of the $900,000 of goodwill recorded on the acquisition of Leaf, approximately $416,000 is deductible for federal and state income tax purposes.

The $2.0 million in acquired intangible assets was designated as existing technology. The value was calculated based on the present value of the future estimated cash flows derived from projections of future revenue attributable to existing technology. This $2.0 million will be amortized over its estimated useful life of seven years.

CP Secure International Holding Limited

On December 18, 2008, the Company completed the acquisition of certain intellectual property and other assets of CP Secure International Holding Limited (“CP Secure”), a privately-held provider of integrated network security solutions. The aggregate purchase price was $14 million, paid in cash. Under the terms of the acquisition agreement, CP Secure shareholders received a total additional payout of $3.5 million in cash as developed products passed certain acceptance criteria. This additional payout was earned and paid in the year ended December 31, 2009, and was accounted for as additional purchase price and recorded as a $3.5 million increase to goodwill.

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

Of the $10.7 million of goodwill recorded on the acquisition of CP Secure, $4.5 million and $10.7 million is deductible for federal and state income tax purposes, respectively. Of the $3.5 million additional payout recorded as goodwill in the year ended December 31, 2009, $1.7 million and $3.5 million are deductible for federal and state income tax purposes, respectively.

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

Infrant Technologies, Inc.

On May 16, 2007, the Company completed the acquisition of 100% of the outstanding shares of Infrant Technologies, Inc. (“Infrant”), a developer of network attached storage products. The aggregate purchase price was $60 million, paid in cash. Under the terms of the acquisition agreement, Infrant shareholders received a total additional payout of $20 million in cash over the three years following closure of the acquisition as specific revenue targets were reached. $10 million was paid in November 2008 and $10 million was paid in April 2010.

The November 2008 payment of $10 million resulted in an increase in goodwill of $8.7 million, the recognition of compensation expense of $650,000, and a reduction in taxes payable of $620,000.

The April 2010 payment of $10 million resulted in an increase in goodwill of $8.5 million, the recognition of compensation expense of $677,000, and a reduction in taxes payable of $869,000. The Company had accrued for $113,000 of this $677,000 in compensation expense in the year ended December 31, 2009.

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

Note 3—Balance Sheet Components (in thousands):

Available-for-sale short-term investments consist of the following:

	December 31,
	2010			2009
	Cost	Unrealized Gain	Estimated Fair Value	Cost	Unrealized Gain	Estimated Fair Value
U.S. Treasury bills and notes	$144,551	$13	$144,564	$74,892	$6	$74,898

Accounts receivable and related allowances consist of the following:

		December 31,
		2010	2009
Gross accounts receivable		$241,632	$178,430

Less:	Allowance for doubtful accounts	(1,481)	(2,039)
	Allowance for sales returns	(10,273)	(11,993)
	Allowance for price protection	(3,147)	(1,545)

	Total allowances	(14,901)	(15,577)

Accounts receivable, net		$226,731	$162,853

Inventories consist of the following:

	December 31,
	2010	2009
Raw materials	$1,591	$1,150
Finished goods	125,803	89,440

Total	$127,394	$90,590

Property and equipment, net, consists of the following:

	December 31,
	2010	2009
Computer equipment	$6,057	$5,084
Furniture, fixtures and leasehold improvements	9,450	8,435
Software	18,553	17,954
Machinery and equipment	17,465	11,549
Construction in progress	30	415

	51,555	43,437

Less: Accumulated depreciation and amortization	(34,052)	(26,546)

	$17,503	$16,891

Depreciation and amortization expense pertaining to property and equipment in 2010, 2009 and 2008 was $8.1 million, $7.3 million and $6.3 million, respectively.

Goodwill

Activity related to goodwill consisted of the following:

	Year Ended December 31,
	2010	2009
Balance as of beginning of the period	$64,908	$61,400
Additions related to earn-out payments	8,474	3,500
Net additions related to acquisitions	816	8

Balance at end of period	$74,198	$64,908

During 2010, the Company recorded $8.5 million of goodwill associated with a $10 million earn-out payment made in connection with the Company’s 2007 acquisition of Infrant (see Note 2 of the Notes to Consolidated Financial Statements). The Company also recorded $900,000 of goodwill associated with the Company’s 2010 acquisition of Leaf (also see Note 2 of the Notes to Consolidated Financial Statements), and recorded an $84,000 reduction in goodwill related to taxes associated with the Company’s 2006 acquisition of Skipjam Corp.

During 2009, the Company recorded $3.5 million of goodwill associated with a $3.5 million earn-out payment made in connection with the Company’s 2008 acquisition of CP Secure (see Note 2 of the Notes to Consolidated Financial Statements). The Company also recorded an additional $39,000 of goodwill associated with additional acquisition costs related to the Company’s 2008 acquisition of CP Secure, and recorded a $31,000 reduction in goodwill related to taxes associated with the Company’s 2007 acquisition of Infrant.

Intangibles, net, consist of the following:

	December 31, 2009 Cost	December 31, 2009 Net	Additions	Amortization Expense	December 31, 2010 Net	Weighted Average Amortization Period Remaining (Years)
Core technology	$7,100	$2,453	$—	$1,480	$973	0.92
Existing technology	12,000	4,400	2,000	3,362	3,038	1.86
Trademarks	2,600	1,445	—	434	1,011	1.17
Patents	—	—	1,270	51	1,219	4.75
Non-compete agreements	100	—	—	—	—	—

Total intangible assets	$21,800	$8,298	$3,270	$5,327	$6,241	2.17

	December 31, 2008 Cost	December 31, 2008 Net	Additions	Amortization Expense	December 31, 2009 Net	Weighted Average Amortization Period Remaining (Years)
Core technology	$7,100	$3,933	$—	$1,480	$2,453	1.06
Existing technology	12,000	7,500	—	3,100	4,400	0.73
Trademarks	2,600	1,878	—	433	1,445	1.67
Non-compete agreements	100	—	—	—	—	—

Total intangible assets	$21,800	$13,311	$—	$5,013	$8,298	0.99

Amortization expense related to intangibles in the years ended December 31, 2010, 2009 and 2008 was $5.3 million, $5.0 million and $4.7 million, respectively.

In the year ended December 31, 2008 the Company recorded an impairment charge within cost of revenue in the Consolidated Statements of Operations of $458,000 for the net carrying value of intangibles acquired during the Company’s 2006 acquisition of Skipjam Corp. Recoverability was assessed based on undiscounted estimated future net cash flows, and the impairment charge was based on fair value using discounted cash flows. No such impairment charges were recorded in the years ended December 31, 2010 or 2009.

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2011	$2,761
2012	1,027
2013	738
2014	414
2015	414
2016 and thereafter	887

Total expected amortization expense	$6,241

Other non-current assets consist of the following:

	December 31,
	2010	2009
Non-current deferred income taxes	$7,112	$4,663
Cost method investment	3,009	—
Other	4,214	3,636

Other non-current assets	$14,335	$8,299

Other accrued liabilities consist of the following:

	December 31,
	2010	2009
Sales and marketing programs	$37,020	$30,767
Warranty obligation	40,513	30,610
Freight	7,174	6,958
Other	25,706	19,559

Other accrued liabilities	$110,413	$87,894

Note 4—Restructuring:

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring as a separate line item in its Consolidated Statements of Operations.

In July 2008, the Company ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to its new corporate headquarters in San Jose, California. The last of these operating leases expired in December 2010.

The following is a summary of the accrued restructuring charges related to ceasing use of certain buildings:

	Accrued Restructuring Charges at December 31, 2009	Adjustment to Accrual Recognition	Present Value Accretion	Cash Payments	Accrued Restructuring Charges at December 31, 2010
	(In thousands)
Abandonment of excess leased facilities	$516	$(103)	$15	$(428)	$—
Current portion	$516				$—
Long-term portion	$—				$—

The Company initially expected to sublease the majority of this space through the end of the operating leases. However, in the three months ended June 28, 2009, a sub-lessee ceased making payments, and the Company did not expect to find a replacement sub-lessee for the defaulting sub-lessee during the remaining term of the lease. Additionally, in the three months ended September 27, 2009, the Company agreed to reduce the monthly facility maintenance fees owed to the Company by the sub-lessee. As a result of these events, the Company increased its accrual for restructuring charges by $702,000 in the year ended December 31, 2009 to reflect the decrease in sublease income through the remaining term of the lease.

	Accrued Restructuring Charges at December 31, 2008	Adjustment to Accrual Recognition	Present Value Accretion	Cash Payments	Accrued Restructuring Charges at December 31, 2009
	(In thousands)
Abandonment of excess leased facilities	$354	$752	$57	$(647)	$516
Current portion	$264				$516
Long-term portion	$90				$—

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not enter into any cash flow hedges in the year ended December 31, 2008. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the years ended December 31, 2010, 2009 and 2008.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities which may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about three non-designated derivatives per month. The average size of its non-designated hedges is about $2 million USD equivalent and these hedges range from one to five months in duration.

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

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded as of December 31, 2010 and December 31, 2009 are summarized as follows:

Derivative Assets	Balance Sheet Location	Fair Value at December 31, 2010	Balance Sheet Location	Fair Value at December 31, 2009
	(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$1,381	Prepaid expenses and other current assets	$1,329
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	8	Prepaid expenses and other current assets	—

Total		$1,389		$1,329

Derivative Liabilities	Balance Sheet Location	Fair Value at December 31, 2010	Balance Sheet Location	Fair Value at December 31, 2009
	(In thousands)
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(770)	Other accrued liabilities	$(347)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	(19)	Other accrued liabilities	(1)

Total		$(789)		$(348)

For details of the Company’s fair value measurements, please see Note 13 of the Notes to Consolidated Financial Statements.

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative Year ended December 31, 2010	Amount of Gains or (Losses) Recognized in Income on Derivative Year ended December 31, 2009
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(172)	$(997)

The effects of the Company’s derivative instruments on other comprehensive income and the Consolidated Statement of Operations for the year ended December 31, 2010 and December 31, 2009 are summarized as follows:

Derivatives Designated as Hedging Instruments	Year ended December 31, 2010
	Gain or (Loss) Recognized in OCI-Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$2,257	Net revenue	$2,755	Other income (expense), net	$(261)
Foreign currency forward contracts	—	Cost of revenue	(27)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(724)	Other income (expense), net	—

Total	$2,257		$2,004		$(261)

Derivatives Designated as Hedging Instruments	Year ended December 31, 2009
	Gain or (Loss) Recognized in OCI-Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(499)	Net revenue	$(707)	Other income (expense), net	$(85)
Foreign currency forward contracts	—	Cost of revenue	15	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	173	Other income (expense), net	—

Total	$(499)		$(519)		$(85)

(a) Refer to Note 14, which summarizes the activity in other comprehensive income related to derivatives.

The Company did not have any derivatives designated as hedging instruments in the year ended December 31, 2008.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the year ended December 31, 2010 or 2009.

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

Net income per share for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Net income	$50,909	$9,333	$18,050

Weighted average shares outstanding:
Basic	35,385	34,485	35,212
Options and awards	739	363	407

Total diluted shares	36,124	34,848	35,619

Basic net income per share	$1.44	$0.27	$0.51

Diluted net income per share	$1.41	$0.27	$0.51

Anti-dilutive common stock options totaling 3,251,861, 3,614,698 and 3,231,105 were excluded from the weighted average shares outstanding for the diluted per share calculation for 2010, 2009 and 2008, respectively.

Note 7—Other Income (Expense), Net:

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Foreign currency transaction gains (losses), net	($130)	$954	($7,219)
Foreign currency contract gains (losses), net	(434)	(1,082)	(1,165)

Total	($564)	($128)	($8,384)

Note 8—Income Taxes:

Income before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$95,291	$38,943	$54,222
International	(4,067)	(6,376)	(8,879)

Total	$91,224	$32,567	$45,343

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
U.S. Federal	$37,954	$23,718	$21,451
State	5,654	2,270	2,959
Foreign	4,947	2,749	5,541

	48,555	28,737	29,951

Deferred:
U.S. Federal	(8,928)	(4,951)	(1,750)
State	643	(469)	(908)
Foreign	45	(83)	—

	(8,240)	(5,503)	(2,658)

Total	$40,315	$23,234	$27,293

Net deferred tax assets consist of the following (in thousands):

	Year Ended December 31,
	2010	2009
Deferred Tax Assets:
Accruals and allowances	$18,453	$12,213
Net operating loss carryforwards	351	368
Stock-based compensation	5,982	5,418
Deferred rent	2,313	2,624
Deferred revenue	286	191
Tax credit carryforwards	1,732	2,112
Other	593	974

	29,710	23,900

Deferred Tax Liabilities:
Acquired intangible assets	(258)	(2,399)
Depreciation and amortization	(2,969)	(3,491)
Unremitted earnings of foreign subsidiaries	(39)	—

	(3,266)	(5,890)

Net deferred tax assets	26,444	$18,010

Current portion	$19,332	$13,347
Non-current portion	7,112	4,663

Net deferred tax assets	$26,444	$18,010

Management’s judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. In management’s judgment it is more likely than not that such assets will be realized in the future as of December 31, 2010, and as such no valuation allowance has been recorded against the Company’s deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2010	2009	2008
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	4.2	3.1	3.7
Impact of international operations	5.1	28.4	19.4
Stock-based compensation	0.7	4.0	2.8
Tax credits	(0.7)	(1.7)	(1.9)
Others	(0.1)	2.5	1.2

Provision for income taxes	44.2%	71.3%	60.2%

Income tax benefits in the amount of $3.6 million, $136,000 and $81,000 related to stock options were credited to additional paid-in capital during the years ended December 31, 2010, 2009 and 2008, respectively. As a result of changes in fair value of available for sale securities, income tax expense of $3,000, $40,000 and $11,000 was recorded in comprehensive income related to the year ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively.

As of December 31, 2010, the Company has $621,000 and $1.5 million of acquired federal and state net operating loss carry forwards as well as $223,000 of California tax credits carryforwards. All of these losses and $120,000 of these credits are subject to annual usage limitations under Internal Revenue Code Section 382. The federal losses expire in different years beginning in fiscal 2021. The state loss begins to expire in fiscal 2014. The state tax credit carry-forward has no expiration.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2006. The Company has limited audit activity in various states and foreign jurisdictions. The Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments are not anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $5.3 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows (in thousands):

Federal, State, and Foreign Tax
Gross UTB Balance at January 1, 2008	$9,336
Additions based on tax positions related to the current year	3,940
Additions for tax positions of prior years	658
Reductions for tax positions of prior years	(140)
Reductions due to lapse of applicable statutes	(503)

Gross UTB Balance at December 31, 2008	13,291

Additions based on tax positions related to the current year	3,608
Additions for tax positions of prior years	184
Reductions for tax positions of prior years	(1)
Reductions due to lapse of applicable statutes	(581)

Gross UTB Balance at December 31, 2009	16,501

Additions based on tax positions related to the current year	3,371
Additions for tax positions of prior years	409
Settlements	(47)
Reductions due to lapse of applicable statutes	(1,805)
Adjustments due to foreign exchange rate movement	3

Gross UTB Balance at December 31, 2010	18,432

The total amount of net unrecognized tax benefits that, if recognized would affect the effective tax rate as of December 31, 2010 is $16.3 million. The ending net UTB results from adjusting the gross balance at December 31, 2010 for items such as U.S. federal and state deferred tax, foreign tax credits, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the period ended December 31, 2010, December 31, 2009 and December 31, 2008, total interest and penalties expensed were $262,000, $354,000 and $515,000, respectively. As of December 31, 2010 and December 31, 2009, accrued interest and penalties on a gross basis was $1.8 million and $1.5 million, respectively. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest, the impact of any uncertain tax benefits related to temporary differences would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

With the exception of those foreign sales subsidiaries for which deferred tax has been provided, the Company intends to indefinitely reinvest foreign earnings. These earnings were approximately $10.1 million and $13.2 million as of December 31, 2010 and December 31, 2009, respectively. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

Note 9—Commitments and Contingencies:

Litigation and Other Legal Matters

Wi-Lan Inc. v. NETGEAR

In October 2007, a lawsuit was filed against the Company by Wi-Lan Inc. (“Wi-Lan”), a patent-holding company existing under the laws of Canada, in the U.S. District Court, Eastern District of Texas. Wi-Lan alleged that the Company infringed U.S. Patent Nos. 5,282,222, RE37,802 and 5,956,323. Wi-Lan accused the Company of infringement with respect to its wireless networking products compliant with the IEEE 802.11 standards and ADSL products compliant with the ITUG.992 standards. Wi-Lan also sued 21 other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. A claim construction hearing took place for the ‘222 and ‘802 Patents on March 11, 2010, and on May 11, 2010, the Court issued its order interpreting the claims of these patents (claim construction order). The claim construction hearing on the ‘323 patent occurred on September 1, 2010, and the Court subsequently issued its claim construction order for this patent. The Court ordered that infringement of the RE37,802 and 5,282,222 (Wi-Fi) patents would be tried first, as to all defendants, and infringement of the 5,956,323 (DSL) patent would be addressed in a second trial. Shortly before the beginning of the first trial, the Company and Wi-Lan entered into settlement discussions. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company and Wi-Lan signed a binding release agreement in which the Company agreed to make a one-time lump sum payment to be paid by May 15, 2011 in consideration for mutual general releases. In the agreement, each party agreed to release the other party from all claims, known or unknown, under any of the 222, 802 and 323 Patents with respect to the manufacture, use, sale, etc. of products by the Company. Each party agreed to bear its own costs and attorneys’ fees. The Company has not made the required one-time lump sum payment that is due by May 15, 2011, but the Company expects to timely do so. This arrangement is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Court has dismissed all claims between Wi-Lan and the Company, including all claims presented by Wi-Lan’s Complaint and all of the Company’s counterclaims, and neither of the scheduled trials between Wi-Lan and the Company will occur.

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Western District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. The District Court held a claim construction hearing on August 15, 2008. On September 10, 2008, the District Court issued a claim construction order. In February 2009, the parties filed numerous motions for summary judgment concerning, among other things, non-infringement, invalidity, and other affirmative defenses. In September 2009, the District Court granted the Company’s motion for summary judgment of non-infringement of the three patents-in-suit. The District Court determined that the Company’s compliance with the 802.11 standard did not necessarily infringe the patents-in-suit and that the plaintiffs did not provide adequate evidence regarding the function of the Company’s products to put the issue of infringement before a jury. In light of the District Court’s determination that the patents-in-suit were not infringed, the District Court declined to address the Company’s summary judgment claims of the invalidity of the patents in question. On December 30, 2009, the District Court ordered litigation costs in the amount $175,000 to be reimbursed to the Company, which have not yet been collected or recognized. On December 23, 2009, the Plaintiffs filed two briefs with the Federal Circuit appealing the District Court’s summary judgment rulings. The Company’s opposition brief was submitted on February 18, 2010. The Federal Circuit heard oral arguments on the Plaintiffs’ appeal on June 7, 2010. On September 20, 2010, the Federal Circuit issued a unanimous ruling that made three separate findings. It affirmed a summary judgment ruling from the District Court that the Company did not infringe the claims of a Fujitsu patent related to wireless communications technology. In addition, the Court affirmed a summary judgment ruling that the Company did not infringe the claims of an LG Electronics Inc. patent also related to wireless communications technology. Further, the court affirmed the lower court’s ruling that the Company did not infringe a Philips patent for a method of transmitting data messages in a communications network, except for four products. For those four products, the Court ruled that Philips produced sufficient evidence of direct infringement, so that an infringement trial for these four products could proceed. On October 19, 2010, plaintiff LG Electronics submitted a petition for rehearing to the Federal Circuit requesting that the Federal Circuit’s decision be set aside with respect to LG Electronics’ asserted patent and that a rehearing be granted. The Federal Circuit denied LG Electronics’ petition for a rehearing on November 2, 2010, letting stand its September 20, 2010 order affirming the District Court’s decision to grant the Company summary judgment of noninfringement on the patent asserted by LG Electronics. Subsequent to the Federal Circuit ruling, the parties began settlement discussions with respect to the four remaining products accused of infringing the Philips patent.

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court, District of South Carolina. OptimumPath claims that certain of the Company’s wireless networking products infringe on OptimumPath’s U.S. Patent No. 7,035,281. OptimumPath also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32. In March 2009, the District Court granted defendants’ motion to transfer the case to the U.S. District Court, Northern District of California. In July 2009, the petition to challenge the denial of reexamination of claims 4-7 and 11-32 was denied. The Company and OptimumPath attended a Court-ordered mediation on September 22, 2009 but were unable to make progress towards settlement. The parties recently completed fact discovery and have disclosed expert reports. The Company and other defendants filed a combined claim construction/summary judgment brief on December 23, 2010. OptimumPath responded on January 20, 2011, and the defendants replied on February 3, 2011. The oral arguments on claim construction and the summary judgment motion were made on February 17, 2011. The District Court has set a final pretrial conference for May 3, 2011, and a 10-day jury trial is scheduled to begin on May 23, 2011.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court, Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 and 7,193,562 in the course of deploying Wi-Fi antenna array technology in its WPN824 RangeMax wireless router. Ruckus also sued Rayspan Corporation alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the third quarter of 2008. The Company and Rayspan Corporation jointly filed a request for inter partes reexamination of the Ruckus patents with the USPTO on September 4, 2008. The Court issued a stay of the litigation while the reexaminations proceeded in the USPTO. On November 28, 2008, a reexamination was ordered with respect to claims 11-17 of U.S. Patent No. 7,193,562, but denied with respect to claims 1-10 and 18-36. On December 17, 2008, the defendants jointly filed a petition to challenge the denial of reexamination of claims 1-10 and 18-36 of U.S. Patent No. 7,193,562. In July 2009, the petition was denied, and the remaining claims 11-17 were confirmed. The Company is appealing the confirmation of claims 11-17. On December 2, 2008, reexamination was granted with regard to U.S. Patent No. 7,358,912. In early October 2009, the Company received an Action Closing Prosecution in the reexamination of the 7,358,912 patent. All the claims of the 7,358,912 patent, with the exception of the unchallenged claims 7 and 8, were finally rejected by the USPTO. On October 30, 2009, Ruckus submitted an “after-final” amendment in the 7,358,912 patent reexamination proceeding. The Company’s comments to Ruckus’ “after-final” amendment were submitted on November 30, 2009. On December 1, 2009, the Court found that bifurcating the 7,193,562 patent from the 7,358,912 patent and commencing litigation on the 7,193,562 patent while the USPTO reexamination process and appeals are still pending would be an inefficient use of the Court’s resources. Accordingly, the Court ruled that the litigation stay remains in effect. On September 12, 2010, the Company filed the Rebuttal Brief in its appeals of the USPTO’s rulings during the reexamination of the ‘562 patent, and the Company requested an oral hearing with the Board of Appeals at the USPTO to discuss this brief. On September 13, 2010, Ruckus filed a Notice of Appeal of the ‘912 Patent to appeal the adverse rulings it received from the USPTO in the reexamination of this patent. The Company filed a respondent’s brief in the ‘912 patent case on Jan. 24, 2011. An oral hearing in the ‘562 case was set for February 1, 2011, but the Company decided to cancel it and let the USPTO decide the ‘562 case based solely on the previously submitted papers. Thus, the reexaminations and related appeals are currently proceeding in the USPTO.

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

On November 19, 2010, the Company filed suit against Ruckus in the U.S. District Court, District of Delaware for infringement of four of the Company’s patents. The Company alleges that Ruckus’s manufacture, use, sale, or offers for sale within the United States or importation into the United States of products, including wireless communication products, infringe United States Patent Nos. 5,812,531, 6,621,454, 7,263,143, and 5,507,035, all owned by the Company. The Company granted Ruckus an extension to file its answer to the Company’s suit, and on January 11, 2011, Ruckus filed a motion to dismiss the Company’s suit based on insufficient pleadings. The Company filed its response to Ruckus’s motion on January 31, 2011.

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and thirty other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court, Northern District of Alabama. Northpeak alleges that the Company’s 802.11b compatible products infringe certain claims of U.S. Patent Nos. 4,977,577 and 5,987,058. The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court, Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the USPTO on the asserted patents. The reexaminations of the patents are proceeding. Thus far, all asserted claims of the ‘058 patent have been rejected on multiple grounds, and all asserted claims of the ‘577 patent have been rejected because they are not sufficiently inventive, i.e. they are obvious. The case remains stayed by stipulation, and no trial date has been set.

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

PACid Group, LLC v. NETGEAR

In July 2009, a lawsuit was filed against the Company and thirty other companies by The PACid Group, LLC (“PACid”) in the U.S. District Court, Eastern District of Texas. PACid alleges that the Company and the other defendants infringe U.S. Patent Nos. 5,963,646 and 6,049,612. PACid alleges that certain unnamed NETGEAR products that use encryption methods infringe upon PACid’s patents. The Company filed its answer to the lawsuit in September 2009 and asserted that PACid’s patents were both invalid and not infringed by the Company. Discovery has not yet commenced. Most of the Company’s chipset suppliers have settled out of the lawsuit and obtained a license to the plaintiff’s asserted patents. Because most of the accused infringement occurred in the chipset, this settlement by the chipset suppliers limits the claims the plaintiff has against the Company.

MPH Technologies Oy v. NETGEAR

On February 4, 2010, the Company was sued by MPH Technologies Oy (“MPH”) for infringement of U.S. patent 7,346,926 entitled “Method for Sending Messages Over Secure Mobile Communication Links.” MPH alleges that the Company’s VPN Client Software, Dual WAN gigabit SSL VPN Firewall, ProSafe Dual WAN VPN Firewall with 8-port 10/100 Switch, ProSafe VPN Firewall with 8-port 10/100 Switch, ProSafe VPN Firewall 8 with 8-Port 10/100 Switch, ProSafe VPN Firewall 8 with 4-Port 10/100 Mbps Switch, ProSafe 802 11 g Wireless ADSL Modem VPN Firewall Router, ProSafe Wireless-N VPN Firewall, and ProSafe 802 11 wireless VPN Firewall 8 with 8-port 10/100 Mbps Switch infringe claims of the ‘926 Patent. On May 17, 2010, the defendants jointly filed a motion to transfer the case to the U.S. District Court, Northern District of California. In addition, the Company filed its answer, affirmative defenses, and counterclaims on that day. On June 9, 2010, the plaintiff filed its answer to the Company’s invalidity counterclaim and its response to the defendants’ motion to transfer. On June 23, 2010, the defendants filed their joint reply to plaintiff’s response to the defendants’ motion to transfer venue. On July 16, 2010, the Court issued an order transferring the case to the Northern District of California. On September 10, 2010, the Company amended its answer to the complaint. The initial scheduling conference occurred on December 2, 2010. In response to this conference, the Court ordered that the Plaintiff must file its opening claim construction brief no later than May 17, 2011 and that defendants must file their responsive claim construction briefs no later than May 31, 2011. The Court also ordered that a claim construction hearing take place on June 22, 2011. The parties are currently participating in the discovery process.

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

Ericsson v. NETGEAR

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson filed a patent infringement lawsuit against defendants D-Link Corporation, D-Link Systems, Inc., NETGEAR, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing 8 U.S. patents: 5,790,516; 6,330,435; 6,424,625; 6,519,223; 6,772,215; 5,987,019; 6,466,568; and 5,771,468. Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants’ IEEE 802.11-compliant products. In addition, Ericsson alleges that the Company has infringed, and continues to infringe, the claimed methods and apparatuses of the ‘468 Patent through the Company’s PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. Discovery in this case has not yet commenced.

Fujitsu v. NETGEAR

On September 3, 2010, Fujitsu filed a complaint against Belkin International, Inc., Belkin, Inc., D-Link Corporation, D-Link Systems, Inc., NETGEAR, Inc., ZyXEL Communications Corporation, and Zyxel Communications, Inc in the U.S. District Court, Northern District of California alleging that certain of the Company’s products infringe upon Fujitsu’s U.S. patent Re. 36,769 patent (‘769 Patent) through various cards and interface devices within the Company’s products. The Company answered the complaint denying the allegations of infringement and claiming that the asserted patent is invalid. In addition, the Company filed a motion to disqualify counsel for Fujitsu. The Company’s disqualification motion was argued before the Court on December 16, 2010, and on December 22, 2010, the Court granted the Company’s motion and disqualified counsel for Fujitsu. In response, Fujitsu requested a stipulation from all parties to reset the Case Management Conference and scheduled hearing dates for the motions to dismiss. The parties agreed and stipulated to reschedule the Case Management Conference and hearing dates to on or after March 18, 2011.

Data Network Storage, LLC v. NETGEAR

In April 2009, a lawsuit was filed against the Company and fourteen other companies by Data Network Storage, LLC (“DNS”) in the U.S. District Court for the Southern District of California. DNS alleges that the Company and the other third parties infringe U.S. Patent No. 6,098,128. In particular, DNS is alleging that several of the Company’s ReadyNAS products infringe upon DNS’s patents. The Company filed its answer to the lawsuit in July 2009 and asserted that DNS’s patents were both invalid and had not been infringed upon by the Company. In September 2009, at a Court-sanctioned early neutral evaluation, the parties were unable to reach an agreement on a settlement, and discovery is in process. On January 27, 2010, the Court denied co-defendant Fujitsu America, Inc.’s motion to stay the litigation, and the Company submitted its invalidity contentions on February 1, 2010. The Company and the plaintiff entered into settlement discussions in early March. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company agreed to make a one-time lump sum payment in consideration for a fully paid and perpetual license to, and a covenant not to sue on, the ‘128 patent and the plaintiff’s entire portfolio of U.S. patents, related patents, and foreign counterparts. The Company has made the required one-time lump sum payment, and the lawsuit by DNS against the Company was dismissed with prejudice on April 23, 2010. This arrangement did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for the year ended December 31, 2010.

NETGEAR v. CSIRO

In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (“CSIRO”), in the San Jose division of the United States District Court, Northern District of California. The complaint alleged that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a, 802.11g, and 802.11n wireless LAN standards infringe this patent. In July 2006, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc., which Buffalo appealed and which was partially remanded to the District Court. The District Court consolidated this action with three related actions involving other companies (such as Buffalo) accused of infringing CSIRO’s patent. The Company attended a Court-mandated mediation in November 2007 but failed to resolve the litigation. The District Court held a June 26, 2008 claim construction hearing. On August 14, 2008, the District Court issued a claim construction order and denied a motion for summary judgment of invalidity. In December 2008, the parties filed numerous motions for summary judgment concerning, among other things, infringement, validity, and other affirmative defenses. The District Court commenced a jury trial on April 13, 2009 regarding all liability issues for the four consolidated cases. On April 20, 2009, the Company and CSIRO executed a Memorandum of Understanding (“MOU”) setting forth the terms of a settlement and license agreement between the Company and CSIRO. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company agreed to make a one-time lump sum payment in consideration for a fully paid perpetual license and a covenant not to sue with respect to the ‘069 patent and all foreign counterparts and related patents. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patent, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense of $2.4 million, which was primarily recognized in the three months ended March 29, 2009. Additionally, the Company allocated $2.6 million of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold. Of this $2.6 million, $413,000 was amortized and expensed in the year ended December 31, 2009 and $551,000 was amortized and expensed in the year ended December 31, 2010.

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

Additionally, the EU has enacted the Restriction of Hazardous Substances Directive (“RoHS Legislation”), the REACH Directive and the Battery Directive. EU RoHS Legislation, along with similar legislation in China, requires manufacturers to ensure certain substances, including polybrominated biphenyls (“PBD”), polybrominated diphenyl ethers (“PBDE”), mercury, cadmium, hexavalent chromium and lead (except for allowed exempted materials and applications), are below specified maximum concentration values in certain products put on the market after July 1, 2006. The REACH Directive similarly requires manufacturers to ensure the published list of substances of very high concern in certain products are below specified maximum concentration values. The Battery Directive prohibits use of certain types of battery technology in certain products. The Company believes it has met the requirements of the RoHS Legislation, the REACH Directive and the Battery Directive.

Additionally, the EU has enacted the Energy Using Product (“EuP”) Directive, which requires manufacturers of certain products to meet minimum energy efficiency limits. These limits are documented in EuP implementing measures issued for specific types of equipment and document minimum power supply efficiencies and may include required equipment standby modes which also reduce energy consumption. The Company believes it has met the requirements of the applicable EuP implementing measures.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives) and such employees will also continue to have stock options vest for up to a one year period following such termination without cause . If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her stock options.

Leases

The Company leases office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended, December 31, 2010, 2009 and 2008 was $6.4 million, $6.2 million and $6.3 million, respectively. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating leases, net of sublease payments, are as follows (in thousands):

Year Ending December 31,
2011	$6,401
2012	5,305
2013	4,572
2014	4,038
2015	3,836
Thereafter	9,635

Total minimum lease payments	$33,787

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At December 31, 2010, the Company had $160.4 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2010.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2010.

Note 10—Stockholder’s Equity:

At December 31, 2010, the Company had four stock-based employee compensation plans as described below. The total compensation expense related to these plans was approximately $12.2 million for the year ended December 31, 2010.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the Employee Stock Purchase Plan included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of revenue	$913	$959	$864
Research and development	2,271	1,973	3,218
Sales and marketing	4,710	4,147	3,406
General and administrative	4,307	3,945	3,835

	$12,201	$11,024	$11,323

The Company recognizes these compensation costs net of the estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

Total stock-based compensation cost capitalized in inventory was less than $250,000 in each of the years ended December 31, 2010, 2009 and 2008.

As of December 31, 2010, the Company has the following share-based compensation plans:

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

As discussed below, in April 2003, all remaining shares reserved but not issued under the 2000 Plan were transferred to the 2003 Stock Plan.

2003 Stock Plan

In April 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2003 Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, directors and consultants. The Company has reserved 750,000 shares of Common Stock plus any shares which were reserved but not issued under the 2000 Plan as of the date of the approval of the 2003 Plan. The number of shares which were reserved but not issued under the 2000 Plan that were transferred to the Company’s 2003 Plan were 615,290, which when combined with the shares reserved for the Company’s 2003 Plan total 1,365,290 shares reserved under the Company’s 2003 Plan as of the date of transfer. Any options cancelled under either the 2000 Plan or the 2003 Plan are returned to the pool available for grant. As of December 31, 2010, 255,445 shares were reserved for future grants under the Company’s 2003 Plan.

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

2006 Long Term Incentive Plan

In April 2006, the Company adopted the 2006 Long Term Incentive Plan (the “2006 Plan”), which was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders on May 23, 2006. The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards and other stock awards, to eligible directors, employees and consultants of the Company. Upon the adoption of the 2006 Plan, the Company reserved 2,500,000 shares of common stock for issuance under the 2006 Plan. In June 2008, the Company adopted amendments to the 2006 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2006 plan by an additional 2,500,000 shares. In July 2010, the Company adopted amendments to the 2006 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2006 plan by an additional 1,500,000 shares. As of December 31, 2010, 1,483,848 shares were reserved for future grants under the 2006 Plan.

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

2006 Stand-Alone Stock Option Agreement

In August 2006, the Company reserved for and granted a 300,000 share NSO in connection with the hiring of a key executive. As of December 31, 2010, no options remain outstanding under the 2006 Stand-Alone Stock Option Agreement.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Prior to January 1, 2006, employees were able to purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. As of January 1, 2006, the Company changed the ESPP such that employees will purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is now determined at the purchase date and there is no longer a look-back period, the Company recognizes the expense based on the 15% discount at purchase. For the years ended December 31, 2010, 2009 and 2008, ESPP compensation expense was $236,000, $184,000 and $250,000, respectively. As of December 31, 2010, 512,032 shares were reserved for future grants under the ESPP.

Valuation and Expense Information

The fair value of each option award granted under the Company’s ESPP equals the 15% discount at purchase. The fair value of each restricted stock unit under all share-based compensation plans equals the fair value of NETGEAR stock on the date of the grant. The fair value of each option award granted under all other share-based compensation plans is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on a combination of the historical volatility of the Company’s stock as well as the historical volatility of certain of the Company’s industry peers’ stock. The Company estimated the forfeiture rate for the years ended December 31, 2010, 2009 and 2008 based on its historical experience.

	Stock Options Granted Under non-ESPP Plans
	Year Ended December 31,
	2010	2009	2008
Expected life (in years)	4.4	4.4	4.3
Risk-free interest rate	1.74%	1.73%	3.02%
Expected volatility	50%	50%	49%
Dividend yield	—	—	—

The weighted average estimated fair value of options granted during the years ended December 31, 2010, 2009 and 2008, including options granted under the ESPP and not including restricted stock units, were $10.80, $6.10 and $9.57, respectively.

Stock options activity under the stock option plans during the years ended December 31, 2008, 2009 and 2010 were as follows (share data in thousands):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share
December 31, 2007	3,424	$20.47
Granted	1,018	23.02
Exercised	(157)	15.01
Cancelled	(369)	24.22

December 31, 2008	3,916	$21.00
Granted	1,526	14.72
Exercised	(370)	8.07
Cancelled	(452)	21.19

December 31, 2009	4,620	$19.94
Granted	1,368	26.03
Exercised	(1,339)	15.02
Cancelled	(282)	21.80

December 31, 2010	4,367	$23.24

Information regarding the stock options outstanding at December 31, 2010, 2009 and 2008 is summarized below.

	Number of Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (thousands)
As of December 31, 2010
Shares outstanding	4,367	$23.24	7.62	$46,414
Shares vested and expected to vest	3,987	$23.28	7.50	$42,247
Shares exercisable	2,051	$23.72	6.19	$21,045

As of December 31, 2009
Shares outstanding	4,620	$19.94	7.21	$20,935
Shares vested and expected to vest	4,298	$20.00	7.08	$19,378
Shares exercisable	2,459	$20.64	5.78	$10,491

As of December 31, 2008
Shares outstanding	3,916	$21.00	6.99	$3,410
Shares vested and expected to vest	3,820	$20.87	6.95	$3,406
Shares exercisable	2,272	$17.39	5.75	$3,353

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2010, 2009, and 2008 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010, December 31, 2009, and December 31, 2008. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2010, 2009 and 2008 was $16.9 million, $3.4 million and $1.2 million, respectively.

The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $9.1 million, $9.0 million and $9.1 million, respectively.

As of December 31, 2010, $17.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.52 years.

Cash received from option exercises and purchases under the ESPP for the years ended December 31, 2010, 2009 and 2008 was $20.1 million, $3.0 million and $2.4 million, respectively.

Restricted stock units as of December 31, 2010, 2009 and 2008, and changes during the years ended December 31, 2010, 2009, and 2008 were as follows (share data in thousands):

	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Restricted stock units outstanding at beginning of year	287	$18.71	235	$25.55	149	$27.67
Restricted stock units granted	48	22.73	171	12.24	153	24.86
Restricted stock units vested	(133)	19.30	(104)	23.43	(58)	28.93
Restricted stock units cancelled	(3)	11.41	(15)	19.36	(9)	27.32

Restricted stock units outstanding at end of year	199	$19.40	287	$18.71	235	$25.55

Total intrinsic value of restricted stock units vested during the years ended December 31, 2010, 2009 and 2008 was $3.1 million, $1.4 million and $1.2 million, respectively.

The total fair value of restricted stock units vested during the years ended December 31, 2010, 2009 and 2008 was $2.6 million, $2.4 million and $1.7 million, respectively.

As of December 31, 2010, $1.6 million of total unrecognized compensation cost related to non-vested restricted stock units is expected to be recognized over a weighted-average period of 0.64 years.

Total fair value of stock-based compensation awards expensed for the years ended December 31, 2010, 2009 and 2008 was $9.1 million, $7.8 million and $8.5 million, respectively, net of tax. The actual excess tax benefit recognized for the tax deduction arising from the exercises and cancellations of stock-based compensation awards for the years ended December 31, 2010, 2009 and 2008 totaled $3.6 million, $136,000 and $81,000, respectively.

Common Stock Repurchase Programs

In October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6,000,000 shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. The Company did not repurchase any shares under this authorization during the years ended December 31, 2010 or 2009. During the fiscal year ended December 31, 2008, the Company repurchased approximately 1.2 million shares or $12.0 million of common stock under this repurchase authorization.

In addition, the Company repurchased approximately 32,000 shares, or $738,000 of common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units during the year ended December 31, 2010. Similarly, during the years ended December 31, 2009 and December 31, 2008, the Company repurchased approximately 22,000 shares and 9,000 shares, respectively, or $282,000 and $206,000 of common stock, respectively, under the same program to help facilitate tax withholding for restricted stock units.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Note 11—Segment Information, Operations by Geographic Area and Customer Concentration:

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. By this definition, the Company operates in one business segment, which comprises the development, marketing and sale of networking products for the commercial business, home user, and broadband service provider markets. The Company’s primary headquarters and a significant portion of its operations are located in the United States. The Company also conducts sales, marketing and customer service activities through several small sales offices in Europe, Middle-East and Africa (“EMEA”) and Asia as well as outsourced distribution centers.

For reporting purposes revenue is attributed to each geographic location based on the geographic location of the customer. Net revenue by geography comprises gross revenue less such items as sales incentives deemed to be a reduction of net revenue, sales returns and price protection.

Geographic information

Net revenue by geographic location is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$455,303	$313,545	$295,689
North American (excluding United States)	9,760	847	1,952
United Kingdom	99,492	91,943	120,994
EMEA (excluding UK)	240,981	200,239	233,064
Asia Pacific and rest of the world	96,516	80,021	91,645

	$902,052	$686,595	$743,344

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	Year Ended December 31,
	2010	2009
United States	$11,808	$13,226
EMEA	205	282
China	4,848	2,860
Asia Pacific and rest of the world (excluding China)	642	523

	$17,503	$16,891

Customer concentration (as a percentage of net revenue):

	Year Ended December 31,
	2010	2009	2008
Best Buy Co., Inc. and Affiliates	15%	11%	8%
Ingram Micro, Inc. and Affiliates	11%	11%	14%
Tech Data Corporation and Affiliates	7%	8%	11%
All others individually less than 10% of revenue	67%	70%	67%

	100%	100%	100%

Note 12—Employee Benefit Plan:

In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. From January 1, 2008 through December 31, 2008, the Company contributed an amount equal to 100% of the employee contributions up to a maximum of $7,000 per calendar year per employee. Beginning on January 1, 2009 for the first three pay periods of 2009 only, which ended on January 30, 2009, the Company contributed an amount equal to 100% of the employee contributions up to a maximum of $7,000, for employees that remained active with the company through December 31, 2009. No match was offered in 2010. The Company expensed zero, $508,000, and $1.3 million related to the NETGEAR 401(k) Plan in the years ended December 31, 2010, 2009, and 2008, respectively.

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

The following tables summarize the valuation of the Company’s financial instruments by the above categories as of December 31, 2010 and December 31, 2009:

	As of December 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$77,795	$77,795	$—	$—
Available-for-sale securities—Treasuries(1)	144,564	144,564	—	—
Foreign currency forward contracts(2)	1,389	—	1,389	—

Total	$223,748	$222,359	$1,389	$—

(1)	Included in short-term investments on the Company’s consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

	As of December 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts(3)	$(789)	$—	$(789)	$—

Total	$(789)	$—	$(789)	$—

(3)	Included in other accrued liabilities on the Company’s consolidated balance sheet.

	As of December 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$120,324	$120,324	$—	$—
Available-for-sale securities—Treasuries(1)	74,898	74,898	—	—
Foreign currency forward contracts(2)	1,329	—	1,329	—

Total	$196,551	$195,222	$1,329	$—

(1)	Included in short-term investments on the Company’s consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

	As of December 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts(3)	$(348)	$—	$(348)	$—

Total	$(348)	$—	$(348)	$—

(3)	Included in other accrued liabilities on the Company’s consolidated balance sheet.

The Company’s investments in cash equivalents and available for sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A+/A1 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At December 31, 2010 and December 31, 2009, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 14—Comprehensive Income and Cumulative Other Comprehensive Income, Net:

The following table sets forth the activity for each component of other comprehensive income, net of related taxes, for the years ended December 31, 2010, December 31, 2009, and December 31, 2008, (in thousands):

	Year ended December 31,
	2010	2009	2008
Net income	$50,909	$9,333	$18,050
Unrealized gains on derivative instruments	$253	$20	$—
Unrealized gains (losses) on available-for-sale securities	4	(63)	(34)

Total comprehensive income	$51,166	$9,290	$18,016

The following table sets forth the components of cumulative other comprehensive income, net of related taxes, as of December 31, 2010 and December 31, 2009 (in thousands):

	As of December 31,
	2010	2009
Net unrealized gains on derivative instruments	$273	$20
Net unrealized gains on available-for-sale securities	8	4

Total cumulative other comprehensive income, net of taxes	$281	$24

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

	March 28, 2010	June 27, 2010	October 3, 2010	December 31, 2010
Net revenue	$211,555	$195,949	$236,017	$258,531
Gross profit	$72,824	$69,562	$75,707	$81,154
Provision for income taxes	$9,856	$10,567	$8,435	$11,457
Net income	$13,727	$10,465	$13,095	$13,622
Net income per share—basic	$0.39	$0.30	$0.37	$0.38
Net income per share—diluted	$0.38	$0.29	$0.36	$0.37

	March 29, 2009	June 28, 2009	September 27, 2009	December 31, 2009
Net revenue	$152,018	$144,674	$171,071	$218,832
Gross profit	$42,931	$41,260	$55,745	$66,464
Provision for income taxes	$3,352	$4,434	$5,826	$9,622
Net income (loss)	$(3,770)	$(3,280)	$8,530	$7,853
Net income (loss) per share—basic	$(0.11)	$(0.10)	$0.25	$0.23
Net income (loss) per share—diluted	$(0.11)	$(0.10)	$0.24	$0.22

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework, issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2011 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors, executive officers and standing committees is incorporated by reference to the sections of our Proxy Statement under the headings “Election of Directors,” “Board and Committee Meetings,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the information contained in the section captioned “Executive Officers of the Registrant” included under Part I of this Form 10-K.

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

Item 14.	Principal Accounting Fees and Services

The information required by this Item related to audit fees and services is incorporated by reference to the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)  The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial Statement Schedule.

The following financial statement schedule of NETGEAR, Inc. for the fiscal years ended December 31, 2010, 2009 and 2008 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of NETGEAR, Inc.

Schedule II—Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2010	$2,038	$(202)	$(355)	$1,481
Year ended December 31, 2009	1,918	217	(97)	2,038
Year ended December 31, 2008	2,307	43	(432)	1,918

Allowance for sales returns and product warranty:
Year ended December 31, 2010	42,603	78,280	(70,097)	50,786
Year ended December 31, 2009	38,317	67,340	(63,054)	42,603
Year ended December 31, 2008	36,974	69,748	(68,405)	38,317

Allowance for price protection:
Year ended December 31, 2010	1,545	13,011	(11,409)	3,147
Year ended December 31, 2009	3,430	6,563	(8,448)	1,545
Year ended December 31, 2008	497	7,489	(4,556)	3,430

(3) Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 28th day of February 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK C.S. LO Patrick C.S. Lo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2011

/S/ CHRISTINE M. GORJANC Christine M. Gorjanc	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/S/ JOCELYN CARTER-MILLER Jocelyn Carter-Miller	Director	February 28, 2011

/S/ RALPH E. FAISON Ralph E. Faison	Director	February 28, 2011

/S/ A. TIMOTHY GODWIN A. Timothy Godwin	Director	February 28, 2011

/S/ JEF GRAHAM Jef Graham	Director	February 28, 2011

/S/ LINWOOD A. LACY, JR. Linwood A. Lacy, Jr.	Director	February 28, 2011

Signature	Title	Date

/S/ GEORGE G. C. PARKER George G. C. Parker	Director	February 28, 2011

/S/ GREGORY J. ROSSMANN Gregory J. Rossmann	Director	February 28, 2011

/S/ JULIE A. SHIMER Julie A. Shimer	Director	February 28, 2011

INDEX TO EXHIBITS

Exhibit Number	Description
2.1**	Asset Purchase Agreement, dated as of September 22, 2008, by and among CP Secure International Holding Limited, the stockholders thereof and the registrant(1)

3.3	Amended and Restated Certificate of Incorporation of the registrant(2)

3.5	Amended and Restated Bylaws of the registrant(2)

4.1	Form of registrant’s common stock certificate(2)

10.1	Form of Indemnification Agreement for directors and officers(2)

10.2#	2000 Stock Option Plan and forms of agreements thereunder(2)

10.3#	2003 Stock Plan and forms of agreements thereunder(2)

10.4#	2003 Employee Stock Purchase Plan(2)

10.5#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo(2)

10.8#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill(2)

10.9#	Employment Agreement, dated November 4, 2002, between the registrant and Michael F. Falcon(2)

10.10#	Employment Agreement, dated January 6, 2003, between the registrant and Charles T. Olson(2)

10.12#	Employment Agreement, dated November 16, 2005, between the registrant and Christine M. Gorjanc(3)

10.14*	Distributor Agreement, dated March 1, 1997, between the registrant and Tech Data Product Management, Inc.(2)

10.15*	Distributor Agreement, dated March 1, 1996, between the registrant and Ingram Micro Inc., as amended by Amendment dated October 1, 1996 and Amendment No. 2 dated July 15, 1998(2)

10.24*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL, Logistics Americas, Ltd.(2)

10.25*	Distribution Operation Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)(2)

10.26*	Distribution Operation Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited(2)

10.30#	Employment Agreement, dated November 3, 2003, between the registrant and Michael Werdann(4)

10.33#	2006 Long Term Incentive Plan and forms of agreements thereunder(5)

10.34	Agreement and Plan of Merger, dated as of July 26, 2006, by and among the registrant, SKJM Holdings Corporation, SkipJam Corp., Michael Spilo, Jonathan Daub, Francis Refol, Dennis Aldover and Zhicheng Qiu(6)

10.41**	Agreement and Plan of Merger, dated as of May 2, 2007, by and among the registrant, NAS Holdings Corporation, Infrant Technologies, Inc., certain Infrant shareholders thereof, and Paul Tien as the Holders Representative(7)

10.44	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC(8)

10.45	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC(9)

Exhibit Number	Description

10.46#	Amended and Restated 2006 Long-Term Incentive Plan(10)

10.47#	NETGEAR, Inc. Executive Bonus Plan(10)

10.49#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon(11)

10.50#	Amendment to Employment Agreement, dated December 31, 2008, between the registrant and Christine Gorjanc(11)

10.51#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick Lo(11)

10.52#	Amendment to Offer Letter, dated December 28, 2008, between the registrant and Mark Merrill(11)

10.53#	Amendment to Employment Agreement, dated December 24, 2008, between the registrant and Chuck Olson(11)

10.54#	Amendment to Employment Agreement, dated December 30, 2008, between the registrant and Michael Werdann(11)

10.55#	Amendment #2 to Employment Agreement, dated September 21, 2009, between the registrant and Christine Gorjanc(12)

21.1	List of subsidiaries and affiliates

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted as to certain portions of this Exhibit.
**	Registrant hereby agrees to furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon its request.
(1)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 23, 2008 with the Securities and Exchange Commission.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003.
(3)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Current Report on Form 8-K filed on November 22, 2005 with the Securities and Exchange Commission.
(4)	Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed on March 5, 2004 with the Securities and Exchange Commission.
(5)	Incorporated by reference to the copy included in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 21, 2006 with the Securities and Exchange Commission.
(6)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2006 with the Securities and Exchange Commission.

(7)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 3, 2007 with the Securities and Exchange Commission.
(8)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 27, 2007 with the Securities and Exchange Commission.
(9)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008 with the Securities and Exchange Commission.
(10)	Incorporated by reference to the copy included in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 28, 2008 with the Securities and Exchange Commission.
(11)	Incorporated by reference to the copy included in the Registrant’s Annual Report on Form 10-K filed on March 4, 2009 with the Securities and Exchange Commission.
(12)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 21, 2009 with the Securities and Exchange Commission.