Form 10-Q
period 2011-04-03
NETGEAR, INC
filed 2011-05-10
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 3, 2011.

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 36,601,611 as of May 5, 2011.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 3, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$157,536	$126,173
Short-term investments	121,637	144,564
Accounts receivable, net	197,622	226,731
Inventories	140,113	127,394
Deferred income taxes	19,584	19,332
Prepaid expenses and other current assets	26,572	23,850

Total current assets	663,064	668,044
Property and equipment, net	17,060	17,503
Intangibles, net	4,884	6,241
Goodwill	74,198	74,198
Other non-current assets	14,243	14,335

Total assets	$773,449	$780,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,233	$89,155
Accrued employee compensation	15,357	24,130
Other accrued liabilities	101,805	110,413
Deferred revenue	18,381	27,538
Income taxes payable	—	3,487

Total current liabilities	216,776	254,723
Non-current income taxes payable	20,217	19,719
Other non-current liabilities	5,326	5,443

Total liabilities	242,319	279,885

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	37	36
Additional paid-in capital	326,845	316,108
Cumulative other comprehensive income (loss)	(53)	281
Retained earnings	204,301	184,011

Total stockholders’ equity	531,130	500,436

Total liabilities and stockholders’ equity	$773,449	$780,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	April 3, 2011	March 28, 2010
Net revenue	$278,823	$211,555
Cost of revenue	191,037	138,731

Gross profit	87,786	72,824

Operating expenses:
Research and development	11,014	9,305
Sales and marketing	36,648	30,789
General and administrative	9,645	8,942
Restructuring	—	13
Litigation reserves, net	(53)	68

Total operating expenses	57,254	49,117

Income from operations	30,532	23,707
Interest income	129	70
Other income (expense), net	(330)	(194)

Income before income taxes	30,331	23,583
Provision for income taxes	9,142	9,856

Net income	$21,189	$13,727

Net income per share:
Basic	$0.58	$0.39

Diluted	$0.57	$0.38

Weighted average shares outstanding used to compute net income per share:
Basic	36,414	34,947

Diluted	37,340	35,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	April 3, 2011	March 28, 2010
Cash flows from operating activities:
Net income	$21,189	$13,727
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,707	3,183
Purchase premium amortization (discount accretion) on investments	252	(48)
Non-cash stock-based compensation	3,372	3,141
Income tax benefit associated with stock option exercises	835	1,519
Excess tax benefit from stock-based compensation	(893)	(1,416)
Deferred income taxes	36	514
Changes in assets and liabilities:
Accounts receivable	29,109	12,713
Inventories	(12,719)	(19,344)
Prepaid expenses and other assets	(3,167)	1,188
Accounts payable	(7,922)	(15,720)
Accrued employee compensation	(8,773)	769
Other accrued liabilities	(8,318)	(535)
Deferred revenue	(9,157)	(6,189)
Income taxes payable	(2,989)	(1,058)

Net cash provided by (used in) operating activities	4,562	(7,556)

Cash flows from investing activities:
Purchases of short-term investments	(96,904)	(50,012)
Proceeds from sale of short-term investments	119,590	15,000
Purchase of property and equipment	(1,906)	(1,156)
Payments made in connection with business acquisitions	(500)	(2,000)

Net cash provided by (used in) investing activities	20,280	(38,168)

Cash flows from financing activities:
Purchase and retirement of treasury stock	(899)	(563)
Proceeds from exercise of stock options	5,818	3,110
Proceeds from issuance of common stock under employee stock purchase plan	709	542
Excess tax benefit from stock-based compensation	893	1,416

Net cash provided by financing activities	6,521	4,505

Net increase (decrease) in cash and cash equivalents	31,363	(41,219)
Cash and cash equivalents, at beginning of period	126,173	172,202

Cash and cash equivalents, at end of period	$157,536	$130,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global networking company that delivers innovative products to consumers, businesses, and service providers. For consumers, the Company makes high performance, dependable and easy to use home networking, storage and digital media products to connect people with the Internet and their content and devices. For businesses, the Company provides networking, storage and security solutions without the cost and complexity of Big IT. The Company also supplies leading service providers with retail proven, whole home networking solutions for their customers. The Company’s products are built on a variety of proven technologies such as wireless, Ethernet and powerline, with a focus on reliability and ease-of-use. The Company sells products primarily through a global sales channel network, which includes traditional retailers, online retailers, wholesale distributors, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers.

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2010 has been derived from audited financial statements at such date. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended April 3, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The Company has made certain reclassifications to prior period net revenue by geography in order to conform to the current period presentation. For details of these reclassifications, please see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s significant accounting policies have not materially changed during the three months ended April 3, 2011.

2. Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for the Company in the three months ended April 3, 2011. Though the impact of adopting ASU 2010-28 will not be known until the Company performs its evaluations of goodwill impairment, this adoption is not expected to impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-09 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-09 is effective prospectively for the Company for business combinations with an acquisition date on or after January 1, 2011. The Company will comply ASU 2010-29 when future acquisitions occur. Since the adoption of the update to the authoritative guidance for consolidation only requires additional disclosures, the adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

3. Business Acquisition

Leaf Networks, LLC

On January 15, 2010, the Company completed the acquisition of certain intellectual property and other assets of Leaf Networks, LLC (“Leaf”), a developer of virtual networking software. The acquisition qualified as a business acquisition and was accounted for using the purchase method of accounting. The Company believes the acquisition will accelerate the Company’s continuing networking technology research and development initiatives. The aggregate purchase price was $2.1 million, of which $2.0 million was paid in cash in the three months ended March 28, 2010 and $100,000 was paid in the three months ended April 3, 2011.

Additionally, the acquisition agreement specified that Leaf shareholders may receive a total additional payout of up to $900,000 in cash over the three years following closure of the acquisition if developed products pass certain acceptance criteria. During the three months ended March 28, 2010, the Company had determined that the present value of the $900,000 potential additional payout was approximately $800,000, for which the Company will measure at fair value for each reporting period and record a liability. The Company paid $400,000 for the first portion of this additional payout in the three months ended April 3, 2011. As of April 3, 2011, the Company had determined the remaining acceptance criteria for the final $500,000 portion of the eligible additional payout were nearing completion, and as such recorded a liability of $480,000.

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

Of the $900,000 of goodwill recorded on the acquisition of Leaf, approximately $416,000 was deductible for federal and state income tax purposes.

The $2.0 million in acquired intangible assets was designated as existing technology. The value was calculated based on the present value of the future estimated cash flows derived from projections of future revenue attributable to existing technology. This $2.0 million will be amortized over its estimated useful life of seven years.

4. Stock-based Compensation

The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of April 3, 2011, a total of 1,408,463 shares were reserved for future grants under these plans.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the ESPP included in the Company’s Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	April 3, 2011	March 28, 2010
Cost of revenue	$235	$279
Research and development	661	581
Sales and marketing	1,301	1,212
General and administrative	1,175	1,069

	$3,372	$3,141

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on the historical volatility of the Company’s stock for the three months ended April 3, 2011 and March 28, 2010:

	Stock Options
	Three Months Ended
	April 3, 2011	March 28, 2010
Expected life (in years)	4.4	4.5
Risk-free interest rate	1.87%	2.21%
Expected volatility	50%	50%
Dividend yield	—	—

As of April 3, 2011, $21.3 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.56 years. Additionally, $1.1 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 0.59 years.

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

Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended
	April 3, 2011	March 28, 2010
Balance as of beginning of the period	$40,513	$30,610
Provision for warranty liability made during the period	12,611	17,297
Settlements made during the period	(15,072)	(13,451)

Balance at end of period	$38,052	$34,456

6. Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $3.2 million for the three months ended April 3, 2011, and $2.8 million for the three months ended March 28, 2010.

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

    Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue, and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for three to five months. The Company enters into about six forward contracts per quarter with an average size of about $6 million USD equivalent related to its cash flow hedging program.

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended April 3, 2011 and March 28, 2010.

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

The fair values of the Company’s derivative instruments and the line items on the Unaudited Condensed Consolidated Balance Sheet to which they were recorded as of April 3, 2011 and December 31, 2010 are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at April 3, 2011	Balance Sheet Location	Fair Value at December 31, 2010
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$182	Prepaid expenses and other current assets	$1,381
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	8

Total		$182		$1,389

Derivative Liabilities	Balance Sheet Location	Fair Value at April 3, 2011	Balance Sheet Location	Fair Value at December 31, 2010
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(709)	Other accrued liabilities	$(770)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	(95)	Other accrued liabilities	(19)

Total		$(804)		$(789)

For details of the Company’s fair value measurements, please see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended April 3, 2011	Three Months Ended March 28, 2010
Foreign currency forward contracts	Other income (expense), net	$(1,858)	$1,767

The effects of the Company’s derivative instruments on other comprehensive income and the Unaudited Condensed Consolidated Statement of Operations for the three months ended April 3, 2011 and March 28, 2010 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended April 3, 2011
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(218)	Net revenue	$62	Other income (expense), net	$(38)
Foreign currency forward contracts	—	Cost of revenue	2	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	59	Other income (expense), net	—

Total	$(218)		$123		$(38)

Derivatives Designated as Hedging Instruments	Three Months Ended March 28, 2010
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$155	Net revenue	$247	Other income (expense), net	$(26)
Foreign currency forward contracts	—	Cost of revenue	(4)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(93)	Other income (expense), net	—

Total	$155		$150		$(26)

(a)	Refer to Note 14, “Comprehensive Income and Cumulative Other Comprehensive Income (Loss), Net” of the Unaudited Condensed Consolidated Financial Statements, which summarizes the activity in other comprehensive income related to derivatives.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the three months ended April 3, 2011 and March 28, 2010.

8. Balance Sheet Components

Accounts receivable, net (in thousands):

	April 3, 2011	December 31, 2010
Gross accounts receivable	$212,463	$241,632
Less: Allowance for doubtful accounts	(1,480)	(1,481)
Allowance for sales returns	(11,544)	(10,273)
Allowance for price protection	(1,817)	(3,147)

Total allowances	(14,841)	(14,901)

Accounts receivable, net	$197,622	$226,731

Inventories (in thousands):

	April 3, 2011	December 31, 2010
Raw materials	$2,478	$1,591
Finished goods	137,635	125,803

Total	$140,113	$127,394

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net (in thousands):

	April 3, 2011	December 31, 2010
Computer equipment	$6,037	$6,057
Furniture, fixtures and leasehold improvements	9,145	9,450
Software	19,449	18,553
Machinery and equipment	18,223	17,465
Construction in progress	73	30

	52,927	51,555
Less: accumulated depreciation and amortization	(35,867)	(34,052)

Property and equipment, net	$17,060	$17,503

Other accrued liabilities (in thousands):

	April 3, 2011	December 31, 2010
Sales and marketing programs	$34,317	$37,020
Warranty obligation	38,052	40,513
Freight	5,894	7,174
Other	23,542	25,706

Other accrued liabilities	$101,805	$110,413

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

Net income per share for the three months ended April 3, 2011 and March 28, 2010 are as follows (in thousands, except per share data):

	Three Months Ended
	April 3, 2011	March 28, 2010
Net income	$21,189	$13,727

Weighted average shares outstanding:
Basic	36,414	34,947
Dilutive potential common shares	926	769

Total diluted	37,340	35,716

Basic net income per share	$0.58	$0.39

Diluted net income per share	$0.57	$0.38

Weighted average stock options and unvested restricted stock awards to purchase 1,412,623 shares of the Company’s stock for the three months ended April 3, 2011, and 2,547,540 shares for the three months ended March 28, 2010, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

10. Income Taxes

The income tax provision and effective tax rate for the three months ended April 3, 2011 was $9.1 million and 30.1 percent, respectively, compared to the tax provision and effective tax rate for the three months ended March 28, 2010 of $9.9 million and 41.8 percent, respectively. The decrease is mainly due to higher pre-tax income in foreign jurisdictions that are taxed at rates lower than the U.S. federal tax rate. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The Company’s future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate.

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

11. Segment Information, Operations by Geographic Area and Significant Customers

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has through the first fiscal quarter of 2011 operated in one business segment, which comprises the development, marketing and sale of networking products for the commercial business and home markets. The Company’s corporate headquarters and a significant portion of its operations are located in the United States. The Company also conducts sales, marketing, customer service activities and certain distribution center activities through several small sales offices in Europe, the Middle-East and Africa (“EMEA”) and Asia as well as outsourced distribution centers.

For reporting purposes revenue is attributed to each geographic region based on the location of the customer. Net revenue by geographic region comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, sales returns and price protection.

In the three months ended April 3, 2011, in order to achieve operational efficiencies, the Company combined its North American, Central American and South American sales forces to form the Americas territory. Previously North America was its own geographic region and the Central American and South American territories were categorized within the Asia Pacific geographic region. Following this change, the Company is organized into the following three geographic territories: Americas, EMEA and Asia Pacific. The Company has reclassified the disclosure of net revenue by geography for prior periods to conform to the current period’s presentation. The change did not result in material differences from what was previously reported. Net revenue by geography comprises gross revenue less such items as marketing incentives paid to customers, sales returns and price protection. The following table shows net revenue by geography for the periods indicated (in thousands):

	Three Months Ended
	April 3, 2011	March 28, 2010
United States	$127,764	$106,418
Americas (excluding U.S.)	4,183	868
United Kingdom	46,633	19,712
EMEA (excluding U.K.)	75,987	61,435
Asia Pacific	24,256	23,122

Total net revenue	$278,823	$211,555

Starting in the second quarter of 2011, the Company’s business will be managed in three specific business units: retail, commercial, and service provider. Each business unit will be managed by a Senior Vice President/General Manager. The Company believes this new structure will enable the Company to better focus its efforts on the Company’s core customer segments and allow it to be more nimble and opportunistic as a company overall. As such, the Company will provide further financial information specific to each of these three business units, including expected restructuring costs associated with this reorganization, in its quarterly report on Form 10-Q for the three months ended July 3, 2011. In that quarter the Company will also allocate goodwill to each segment and will evaluate those allocations for potential impairment.

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	April 3, 2011	December 31, 2010
United States	$11,620	$11,808
Americas (excluding U.S.)	21	22
EMEA	163	205
China	4,470	4,848
Asia Pacific (excluding China)	786	620

	$17,060	$17,503

Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended
	April 3, 2011	March 28, 2010
Best Buy Co., Inc. and Affiliates (Retailer)	13%	17%
Virgin Media Limited and Affiliates (Service Provider)	10%	1%
Ingram Micro, Inc. and Affiliates (Distributor)	10%	13%
All others	67%	69%

	100%	100%

12. Commitments and Contingencies

Litigation and Other Legal Matters

Wi-Lan Inc. v. NETGEAR

In October 2007, a lawsuit was filed against the Company by Wi-Lan Inc. (“Wi-Lan”), a patent-holding company existing under the laws of Canada, in the U.S. District Court, Eastern District of Texas. Wi-Lan alleged that the Company infringed U.S. Patent Nos. 5,282,222, RE37,802 and 5,956,323. Wi-Lan accused the Company of infringement with respect to its wireless networking products compliant with the IEEE 802.11 standards and ADSL products compliant with the ITUG.992 standards. Wi-Lan also sued 21 other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. A claim construction hearing took place for the ‘222 and ‘802 Patents on March 11, 2010, and on May 11, 2010, the Court issued its order interpreting the claims of these patents (claim construction order). The claim construction hearing on the ‘323 patent occurred on September 1, 2010, and the Court subsequently issued its claim construction order for this patent. The Court ordered that infringement of the RE37,802 and 5,282,222 (Wi-Fi) patents would be tried first, as to all defendants, and infringement of the 5,956,323 (DSL) patent would be addressed in a second trial. Shortly before the beginning of the first trial, the Company and Wi-Lan entered into settlement discussions. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company and Wi-Lan signed a binding release agreement in which the Company agreed to make a one-time lump sum payment to be paid by May 15, 2011 in consideration for mutual general releases. In the agreement, each party agreed to release the other party from all claims, known or unknown, under any of the ‘222, ‘802 and ‘323 Patents with respect to the manufacture, use, sale, etc. of products by the Company. Each party agreed to bear its own costs and attorneys’ fees. The Company made the required one-time lump sum payment that is due by May 15, 2011. This arrangement is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Court has dismissed all claims between Wi-Lan and the Company, including all claims presented by Wi-Lan’s complaint and all of the Company’s counterclaims, and neither of the scheduled trials between Wi-Lan and the Company will occur.

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Western District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. The District Court held a claim construction hearing on August 15, 2008. On September 10, 2008, the District Court issued a claim construction order. In February 2009, the parties filed numerous motions for summary judgment concerning, among other things, non-infringement, invalidity, and other affirmative defenses. In September 2009, the District Court granted the Company’s motion for summary judgment of non-infringement of the three patents-in-suit. The District Court determined that the Company’s compliance with the 802.11 standard did not necessarily infringe the patents-in-suit and that the plaintiffs did not provide adequate evidence regarding the function of the Company’s products to put the issue of infringement before a jury. In light of the District Court’s determination that the patents-in-suit were not infringed, the District Court declined to address the Company’s summary judgment claims of the invalidity of the patents in question. On December 30, 2009, the District Court ordered litigation costs in the amount $175,000 to be reimbursed to the Company, which have not yet been collected or recognized. On December 23, 2009, the Plaintiffs filed two briefs with the Federal Circuit appealing the District Court’s summary judgment rulings. The Company’s opposition brief was submitted on February 18, 2010. The Federal Circuit heard oral arguments on the Plaintiffs’ appeal on June 7, 2010. On September 20, 2010, the Federal Circuit issued a unanimous ruling that made three separate findings. It affirmed a summary judgment ruling from the District Court that the Company did not infringe the claims of a Fujitsu patent related to wireless communications technology. In addition, the Court affirmed a summary judgment ruling that the Company did not infringe the claims of an LG Electronics Inc. patent also related to wireless communications technology. Further, the court affirmed the lower court’s ruling that the Company did not infringe a Philips patent for a method of transmitting data messages in a communications network, except for four products. For those four products, the Court ruled that Philips produced sufficient evidence of direct infringement, so that an infringement trial for these four products could proceed. On October 19, 2010, plaintiff LG Electronics submitted a petition for rehearing to the Federal Circuit requesting that the Federal Circuit’s decision be set aside with respect to LG Electronics’ asserted patent and that a rehearing be granted. The Federal Circuit denied LG Electronics’ petition for a rehearing on November 2, 2010, letting stand its September 20, 2010 order affirming the District Court’s decision to grant the Company summary judgment of noninfringement on the patent asserted by LG Electronics. Subsequent to the Federal Circuit ruling, the parties began settlement discussions with respect to the four remaining products accused of infringing the Philips patent. On March 8, 2011, the District Court approved the settlement agreement between Philips and the

Company. This arrangement is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. This litigation matter is now terminated.

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court, District of South Carolina. OptimumPath claims that certain of the Company’s wireless networking products infringe on OptimumPath’s U.S. Patent No. 7,035,281. OptimumPath also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32. In March 2009, the District Court granted defendants’ motion to transfer the case to the U.S. District Court, Northern District of California. In July 2009, the petition to challenge the denial of reexamination of claims 4-7 and 11-32 was denied. The Company and OptimumPath attended a Court-ordered mediation on September 22, 2009 but were unable to make progress towards settlement. The parties recently completed fact discovery and have disclosed expert reports. The Company and other defendants filed a combined claim construction/summary judgment brief on December 23, 2010. OptimumPath responded on January 20, 2011, and the defendants replied on February 3, 2011. The oral arguments on claim construction and the summary judgment motion were made on February 17, 2011. On April 12, 2011, the District Court granted Defendants’ motion for summary judgment on OptimumPath’s claim for literal infringement and Defendants’ motion to preclude OptimumPath’s infringement claims based on the doctrine of equivalents. The Court also found that the accused devices did not infringe under the doctrine of equivalents. The Court also granted Defendants’ motion for summary judgment that asserted claims 1, 2, 6, and 9 through 13 of the ‘281 patent were invalidated by various prior art. The pretrial conference and trial dates were vacated.

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

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and thirty other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court, Northern District of Alabama. Northpeak alleges that the Company’s 802.11b compatible products infringe certain claims of U.S. Patent Nos. 4,977,577 and 5,987,058. The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court, Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the USPTO on the asserted patents. The reexaminations of the patents are proceeding. In March 2011, the USPTO confirmed the validity of the asserted claims of the ‘577 patent over certain prior art references. In April 2011, the USPTO issued a final office action rejecting both asserted claims of the ‘058 patent as being obvious in light of the prior art. The case remains stayed by stipulation, and no trial date has been set.

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

PACid Group, LLC v. NETGEAR

In July 2009, a lawsuit was filed against the Company and thirty other companies by The PACid Group, LLC (“PACid”) in the U.S. District Court, Eastern District of Texas. PACid alleges that the Company and the other defendants infringe U.S. Patent Nos. 5,963,646 and 6,049,612. PACid alleges that certain unnamed NETGEAR products that use encryption methods infringe upon PACid’s patents. The Company filed its answer to the lawsuit in September 2009 and asserted that PACid’s patents were both invalid and not infringed by the Company. Discovery has not yet commenced. Most of the Company’s chipset suppliers have settled out of the lawsuit and obtained a license to the plaintiff’s asserted patents. Because most of the accused infringement occurred in the chipset, this settlement by the chipset suppliers limits the claims the plaintiff has against the Company. On March 7, 2011, the Company attended a status conference. At this status conference, the Court indicated it would likely hold a consolidated conference when a trailing PACid case (PACid sued several defendants in another case in the Eastern District of Texas) is ready for its status conference – likely in the summer of 2011.

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

Ericsson v. NETGEAR

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson filed a patent infringement lawsuit against defendants D-Link Corporation, D-Link Systems, Inc., NETGEAR, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing 8 U.S. patents: 5,790,516; 6,330,435; 6,424,625; 6,519,223; 6,772,215; 5,987,019; 6,466,568; and 5,771,468. Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants’ IEEE 802.11-compliant products. In addition, Ericsson alleges that the Company has infringed, and continues to infringe, the claimed methods and apparatuses of the ‘468 Patent through the Company’s PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On March 1, 2011, the Defendants filed a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support therof. On March 21, 2011, Ericsson filed is opposition to the motion, and on April 1, 2011, defendants filed their reply to Ericsson’s opposition to the motion to transfer. The Court has not ruled on the motion to transfer, and discovery in this case has not yet commenced. The initial status conference in the case has been set for June 9, 2011.

Fujitsu v. NETGEAR

On September 3, 2010, Fujitsu filed a complaint against Belkin International, Inc., Belkin, Inc., D–Link Corporation, D–Link Systems, Inc., NETGEAR, Inc., ZyXEL Communications Corporation, and Zyxel Communications, Inc in the U.S. District Court, Northern District of California alleging that certain of the Company’s products infringe upon Fujitsu’s U.S. patent Re. 36,769 patent (‘769 Patent) through various cards and interface devices within the Company’s products. The Company answered the complaint denying the allegations of infringement and claiming that the asserted patent is invalid. In addition, the Company filed a motion to disqualify counsel for Fujitsu. The Company’s disqualification motion was argued before the Court on December 16, 2010, and on December 22, 2010, the Court granted the Company’s motion and disqualified counsel for Fujitsu. In response, Fujitsu requested a stipulation from all parties to reset the Case Management Conference and scheduled hearing dates for the motions to dismiss. The initial case management conference was held on March 18, 2011. The parties are currently participating in the discovery process.

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

NETGEAR v. CSIRO

In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (“CSIRO”), in the San Jose division of the United States District Court, Northern District of California. The complaint alleged that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a, 802.11g, and 802.11n wireless LAN standards infringe this patent. In July 2006, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc., which Buffalo appealed and which was partially remanded to the District Court. The District Court consolidated this action with three related actions involving other companies (such as Buffalo) accused of infringing CSIRO’s patent. The Company attended a Court-mandated mediation in November 2007 but failed to resolve the litigation. The District Court held a June 26, 2008 claim construction hearing. On August 14, 2008, the District Court issued a claim construction order and denied a motion for summary judgment of invalidity. In December 2008, the parties filed numerous motions for summary judgment concerning, among other things, infringement, validity, and other affirmative defenses. The District Court commenced a jury trial on April 13, 2009 regarding all liability issues for the four consolidated cases. On April 20, 2009, the Company and CSIRO executed a Memorandum of Understanding (“MOU”) setting forth the terms of a settlement and license agreement between the Company and CSIRO. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company agreed to make a one-time lump sum payment in consideration for a fully paid perpetual license and a covenant not to sue with respect to the ‘069 patent and all foreign counterparts and related patents. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patent, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense of $2.4 million, which was primarily recognized in the three months ended March 29, 2009. Additionally, the Company allocated $2.6 million of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold. Of this $2.6 million, $413,000 and $551,000 were amortized and expensed in the year ended December 31, 2009 and December 31, 2010, respectively. $138,000 was amortized and expensed in the three months ended April 3, 2011.

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

IP Indemnification Claims

In addition, in its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carveouts. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties.

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

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company’s consolidated results of operations and financial position for the three months ended April 3, 2011. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

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

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives) and such employees will also continue to have stock options vest for up to a one year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her stock options.

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

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At April 3, 2011, the Company had $105.8 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 3, 2011.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 3, 2011.

13. Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The following table summarizes the valuation of the Company’s financial instruments as of April 3, 2011 and December 31, 2010 (in thousands):

	As of April 3, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$33,792	$33,792	$—	$—
Cash equivalents—U.S. Treasuries	25,000	25,000	—	—
Available-for-sale securities—U.S. Treasuries (1)	120,137	120,137	—	—
Available-for-sale securities—Certificates of Deposit (1)	1,500	1,500	—	—
Foreign currency forward contracts (2)	182	—	182	—

Total	$180,611	$180,429	$182	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of April 3, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(804)	$—	$(804)	$—

Total	$(804)	$—	$(804)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$77,795	$77,795	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	144,564	144,564	—	—
Foreign currency forward contracts (2)	1,389	—	1,389	—

Total	$223,748	$222,359	$1,389	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(789)	$—	$(789)	$—

Total	$(789)	$—	$(789)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

The Company’s investments in cash equivalents and available for sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A+/A1 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At April 3, 2011 and December 31, 2010, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value attributable to their short maturities.

14. Comprehensive Income and Cumulative Other Comprehensive Income (Loss), Net

The following table sets forth the activity for each component of other comprehensive income (loss), net of related taxes, for the three months ended April 3, 2011 and March 28, 2010 (in thousands):

	Three Months Ended
	April 3, 2011	March 28, 2010
Net income	$21,189	$13,727
Unrealized gains (losses) on derivative instruments	(341)	5
Unrealized gains on available-for-sale securities	7	3

Other comprehensive income (loss)	$(334)	$8

Comprehensive income	$20,855	$13,735

The following table sets forth the components of cumulative other comprehensive income (loss), net of related taxes, as of April 3, 2011 and December 31, 2010 (in thousands):

	April 3, 2011	December 31, 2010
Net unrealized gains (losses) on derivative instruments	$(68)	$273
Net unrealized gains on available-for-sale securities	15	8

Total cumulative other comprehensive income (loss), net of taxes	$(53)	$281

15. Subsequent Events

On April 15, 2011, the Company completed the acquisition of certain intellectual property and other assets of the Customer Networking Solutions division of Westell Technologies, Inc. at a purchase price of approximately $37.0 million in cash. This amount reflects post-closing adjustments related to actual inventory acquired, and may be subject to further additional adjustments. The acquisition qualifies as a business acquisition and will be accounted for using the acquisition method of accounting in the upcoming fiscal quarter ending July 3, 2011. The Company believes the acquisition will bolster its service provider revenue growth and strengthen its market position among U.S. telecommunications operators.

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

Overview

We are a global networking company that delivers innovative products to consumers, businesses, and service providers. For consumers, we make high performance, dependable and easy to use home networking, storage and digital media products to connect people with the Internet and their content and devices. For businesses, we provide networking, storage and security solutions without the cost and complexity of Big IT. We also supply leading service providers with retail proven, whole home networking solutions for their customers. Our products are built on a variety of proven technologies such as wireless, Ethernet and powerline, with a focus on reliability and ease-of-use.

Our product line consists of wired and wireless devices that enable commercial business networking, broadband access, network connectivity, network storage and security appliances. These products are available in multiple configurations to address the needs of our end-users in each geographic region in which our products are sold.

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, DMRs, VARs, and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Fry’s Electronics, Radio Shack, Staples, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), Dick Smith (Australia), JB HiFi (Australia) and Elkjop (Norway). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (MSOs), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers, including Ingram Micro and Best Buy. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future. Our service provider business has been growing steadily and it is difficult to ascertain a seasonal pattern given that the business is less predictable than our other core businesses. Virgin Media contributed 10% of our revenue in the three months ended April 3, 2011.

Our net revenue increased 31.8% from the three months ended March 28, 2010 to the three months ended April 3, 2011. The increase in net revenue was principally attributable to higher sales in several of our product categories in both the Americas and Europe, the Middle-East and Africa (“EMEA”) regions. These include wireless-N products sold to retailers and existing service provider customers, Powerline products, ReadyNAS products, and switch products. We also experienced lower than expected sales returns, in part related to our relatively faster growth in our revenue from service providers, which generally carry lower sales returns.

The commercial business, consumer, and broadband service provider markets are intensely competitive and subject to rapid technological change. We expect our competition to continue to intensify. We believe that the principal competitive factors in these markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and enhancing our current products while continuing to expand our channels and maintaining customer satisfaction worldwide.

Our gross margin decreased to 31.5% for the three months ended April 3, 2011, from 34.4% for the three months ended March 28, 2010. The decrease in gross margin was primarily attributable to relatively faster growth in our revenue from service providers, which generally carry lower gross margins than our other products. Operating expenses for the three months ended April 3, 2011 were $57.3 million, or 20.5% of net revenue, compared to $49.1 million, or 23.2% of net revenue, for the three months ended March 28, 2010.

Net income increased $7.5 million, or 54.4%, to $21.2 million for the three months ended April 3, 2011, from $13.7 million for the three months ended March 28, 2010. This increase was primarily attributable to an increase in gross profit of $15.0 million and a decrease in the provision for income taxes of $0.7 million. This increase was primarily offset by an increase in operating expenses of $8.2 million.

Starting in the second quarter of 2011, our business will be managed in three specific business units: retail, commercial, and service provider. Each business unit will be managed by a Senior Vice President/General Manager. We believe this new structure will enable us to better focus our efforts on our core customer segments and allow us to be more nimble and opportunistic as a company overall. As such, we will provide further financial information specific to each of these three business units, including expected restructuring costs associated with this reorganization, in our quarterly report on Form 10-Q for the three months ended July 3, 2011. In that quarter we will also allocate our goodwill to each segment and will evaluate those allocations for potential impairment.

On April 15, 2011, we completed the acquisition of certain intellectual property and other assets of the Customer Networking Solutions division of Westell Technologies, Inc. at a purchase price of approximately $37.0 million in cash. This amount reflects post-closing adjustments related to actual inventory acquired, and may be subject to further additional adjustments. The acquisition qualifies as a business acquisition and will be accounted for using the acquisition method of accounting in the upcoming fiscal quarter ending July 3, 2011. We believe the acquisition will bolster our service provider revenue growth and strengthen our market position among U.S. telecommunications operators.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations and the percentage change for the three months ended April 3, 2011, with the comparable reporting periods in the preceding year.

	Three Months Ended
	April 3, 2011	Percentage Change	March 28, 2010
	(In thousands, except percentage data)
Net revenue	$278,823	31.8%	$211,555
Cost of revenue	191,037	37.7	138,731

Gross profit	87,786	20.5	72,824

Operating expenses:
Research and development	11,014	18.4	9,305
Sales and marketing	36,648	19.0	30,789
General and administrative	9,645	7.9	8,942
Restructuring	—	(100.0)	13
Litigation reserves, net	(53)	* *	68

Total operating expenses	57,254	16.6	49,117

Income from operations	30,532	28.8	23,707
Interest income	129	84.3	70
Other income (expense), net	(330)	70.1	(194)

Income before income taxes	30,331	28.6	23,583
Provision for income taxes	9,142	(7.2)	9,856

Net income	$21,189	54.4%	$13,727

** Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	April 3, 2011	March 28, 2010
Net revenue	100%	100%
Cost of revenue	68.5	65.6

Gross margin	31.5	34.4

Operating expenses:
Research and development	3.9	4.4
Sales and marketing	13.1	14.6
General and administrative	3.5	4.2
Restructuring	0.0	0.0
Litigation reserves, net	0.0	0.0

Total operating expenses	20.5	23.2

Income from operations	11.0	11.2
Interest income	0.0	0.0
Other income (expense), net	(0.1)	(0.1)

Income before income taxes	10.9	11.1
Provision for income taxes	3.3	4.6

Net income	7.6%	6.5%

Three Months Ended April 3, 2011 Compared to Three Months Ended March 28, 2010

Net Revenue

	Three Months Ended
	April 3, 2011	Percentage Change	March 28, 2010
	(In thousands, except percentage data)
Net revenue	$278,823	31.8%	$211,555

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue and net changes in deferred revenue.

Net revenue increased $67.2 million, or 31.8%, to $278.8 million for the three months ended April 3, 2011, from $211.6 million for the three months ended March 28, 2010. The increase in net revenue was principally attributable to higher sales in several of our product categories in both the Americas and EMEA regions. These include wireless-N products sold to retailers and existing service provider customers, Powerline products, ReadyNAS products, and switch products. We also experienced lower than expected sales returns, in part related to our relatively faster growth in our revenue from service providers, which generally carry lower sales returns. Sales in EMEA increased 51.1%, primarily due to strong service provider sales in United Kingdom as a result of increased deployments of Docsis 3.0.

In the three months ended April 3, 2011, in order to achieve operational efficiencies, we combined our North American, Central American and South American sales forces to form the Americas territory. Previously North America was its own geographic region and the Central American and South American territories were categorized within the Asia Pacific geographic region. Following this change, we are organized into the following three geographic territories: Americas, EMEA and Asia Pacific. We have reclassified the disclosure of net revenue by geography for prior periods to conform to the current period’s presentation. The change did not result in material differences from what was previously reported. Net revenue by geography comprises gross revenue less such items as marketing incentives paid to customers, sales returns and price protection.

Net revenue by geographic location is as follows:

	Three Months Ended
	April 3, 2011	Percentage Change	March 28, 2010
	(In thousands, except percentage data)
Americas	$131,947	23.0%	$107,286
Percentage of net revenue	47.3%		50.7%
Europe, Middle-East, and Africa	$122,620	51.1%	$81,147
Percentage of net revenue	44.0%		38.4%
Asia Pacific	$24,256	4.9%	$23,122
Percentage of net revenue	8.7%		10.9%

Cost of Revenue and Gross Margin

	Three Months Ended
	April 3, 2011	Percentage Change	March 28, 2010
	(In thousands, except percentage data)
Cost of revenue	$191,037	37.7%	$138,731
Gross margin percentage	31.5%		34.4%

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

Cost of revenue increased $52.3 million, or 37.7%, to $191.0 million for the three months ended April 3, 2011, from $138.7 million for the three months ended March 28, 2010. In addition, our gross margin decreased to 31.5% for the three months ended April 3, 2011, from 34.4% for the three months ended March 28, 2010. The decrease in gross margin was primarily attributable to relatively faster growth in our revenue from service providers, which generally carry lower gross margins than our other products. Relatively lower warranty costs associated with returned goods generally offset our relatively higher provisions for excess and obsolete inventory. Additionally, the decrease in gross margin was slightly offset by our relatively lower usage of air freight.

Operating Expenses

Research and Development

	Three Months Ended
	April 3, 2011	Percentage Change	March 28, 2010
	(In thousands, except percentage data)
Research and development expense	$11,014	18.4%	$9,305
Percentage of net revenue	3.9%		4.4%

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

Research and development expenses increased $1.7 million, or 18.4%, to $11.0 million for the three months ended April 3, 2011, from $9.3 million for the three months ended March 28, 2010. The increase was primarily attributable to increased costs of $1.2 million related to an increase in payroll and other employee expenses primarily resulting from increased overall research and development headcount. Furthermore, we experienced higher outside service costs of $417,000, primarily related to our increased research and development projects.

Sales and Marketing

	Three Months Ended
	April 3, 2011	Percentage Change	March 28, 2010
	(In thousands, except percentage data)
Sales and marketing expense	$36,648	19.0%	$30,789
Percentage of net revenue	13.1%		14.6%

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses.

Sales and marketing expenses increased $5.8 million, or 19.0%, to $36.6 million for the three months ended April 3, 2011, from $30.8 million for the three months ended March 28, 2010. Of this increase, $2.7 million was related to an increase in payroll and other employee expenses primarily attributable to increased overall sales and marketing headcount and an increase in travel expenses. Sales and marketing headcount increased 12%, to 318 employees at April 3, 2011 compared to 284 employees at March 28, 2010. Additionally, marketing expenses and other outside service costs increased $2.5 million in line with our higher net revenues.

General and Administrative

	Three Months Ended
	April 3, 2011	Percentage Change	March 28, 2010
	(In thousands, except percentage data)
General and administrative expense	$9,645	7.9%	$8,942
Percentage of net revenue	3.5%		4.2%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other corporate expenses.

General and administrative expenses increased $703,000, or 7.9%, to $9.6 million for the three months ended April 3, 2011, from $8.9 million for the three months ended March 28, 2010. This increase is mainly related to an increase in payroll and other employee expenses primarily attributable to increased headcount.

Litigation Reserves

During the three months ended April 3, 2011 and March 28, 2010, we recorded a litigation reserve benefit of $53,000 and an expense of $68,000, respectively, related to the settlement of various lawsuits filed against us. For a detailed discussion of our litigation matters, please see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), Net

	Three Months Ended
	April 3, 2011	March 28, 2010
	(In thousands)
Interest income	$129	$70
Other expense, net	(330)	(194)

Total interest income and other expense, net	$(201)	$(124)

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

Interest income increased $59,000, or 84.3%, to $129,000 for the three months ended April 3, 2011, from $70,000 for the three months ended March 28, 2010. The increase in interest income was primarily attributable to an increase in our average effective interest rate earned and our average balance of cash, cash equivalents, and short-term investments in the three months ended April 3, 2011, as compared to the three months ended March 28, 2010.

Other income (expense), net, increased $136,000 in expense, to an expense of $330,000 for the three months ended April 3, 2011, from an expense of $194,000 for the three months ended March 28, 2010. Our foreign currency hedging program more than offset our foreign exchange risk related to the Australian dollar, British pound, euro, and Japanese yen during three months ended April 3, 2011. The expense of $330,000 is primarily related to expenses related to forward points for hedged currency and exposures in currencies that are not hedged. For details of our hedging program and related foreign currency contracts, please see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for Income Taxes

The income tax provision and effective tax rate for the three months ended April 3, 2011 was $9.1 million and 30.1 percent, respectively, compared to the tax provision and effective tax rate for the three months ended March 28, 2010 of $9.9 million and 41.8 percent, respectively. The decrease is mainly due to higher pre-tax income in foreign jurisdictions that are taxed at rates lower than the U.S. federal tax rate. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate.

Net Income

Net income increased $7.5 million, or 54.4%, to $21.2 million for the three months ended April 3, 2011, from $13.7 million for the three months ended March 28, 2010. This increase was primarily attributable to an increase in gross profit of $15.0 million and a decrease in the provision for income taxes of $0.7 million. This increase was primarily offset by an increase in operating expenses of $8.2 million.

Liquidity and Capital Resources

Our cash and cash equivalents balance increased from $126.2 million as of December 31, 2010 to $157.5 million as of April 3, 2011. Operating activities during the three months ended April 3, 2011 provided cash of $4.6 million, compared to $7.6 million used in the three months ended March 28, 2010. Investing activities during the three months ended April 3, 2011 provided cash of $20.3 million, primarily due to $22.7 million in net sale of short-term investments, which is offset by $1.9 million in the purchase of property and equipment. During the three months ended April 3, 2011, financing activities provided cash of $6.5 million, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.

Our days sales outstanding decreased from 78 days as of December 31, 2010 to 66 days as of April 3, 2011. Days sales outstanding as of December 31, 2010 was higher due to seasonal payment terms extended to our larger retail customers; as of April 3, 2011 we have returned to a more normal range of days sales outstanding.

Our accounts payable decreased from $89.2 million at December 31, 2010 to $81.2 million at April 3, 2011. The decrease is primarily attributable to timing of payments.

Inventory increased by $12.7 million from $127.4 million at December 31, 2010 to $140.1 million at April 3, 2011. In the three months ended April 3, 2011 we experienced annualized ending inventory turns of approximately 5.5, slightly down from approximately 5.6 in the three months ended December 31, 2010.

On April 15, 2011, we completed the acquisition of certain intellectual property and other assets of the Customer Networking Solutions division of Westell Technologies, Inc. at a purchase price of approximately $37.0 million in cash. This amount reflects post-closing adjustments related to actual inventory acquired, and may be subject to further additional adjustments. The acquisition qualifies as a business acquisition and will be accounted for using the acquisition method of accounting in the upcoming fiscal quarter ending July 3, 2011. We believe the acquisition will bolster our service provider revenue growth and strengthen our market position among U.S. telecommunications operators.

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At April 3, 2011, we had approximately $105.8 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.

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

In October 2008, the Board of Directors approved plans to purchase shares of our common stock in the open market. As of April 3, 2011, we were authorized to purchase up to an additional 4.8 million shares under the share repurchase plan. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on various factors including, but not limited to, such factors as levels of cash generation from operations, cash requirements for acquisitions, and current stock price.

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of April 3, 2011 (in thousands):

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	Total
Operating leases	$6,625	$10,052	$7,788	$8,854	$33,319
Purchase obligations	105,753	—	—	—	105,753

	$112,378	$10,052	$7,788	$8,854	$139,072

Off-Balance Sheet Arrangements

As of April 3, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of April 3, 2011, we had total gross unrecognized tax benefits and related interest liabilities of $20.3 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Our critical accounting policies have not materially changed during the three months ended April 3, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Additionally, our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during the three months ended April 3, 2011.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the Unaudited Condensed Consolidated Statements of Operations, and in cumulative other comprehensive income on the Balance Sheet. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet and anticipated cash flow exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheet and anticipated cash flow exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged exposures. If there were an adverse movement in exchange rates, we might suffer significant losses. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional disclosure on our foreign currency contracts, which are hereby incorporated by reference into this Part I, Item 3.

We are exposed to credit losses in the event of nonperformance by the counter-parties of our foreign currency forward contracts and non-designated hedges. We enter into foreign currency forward contracts and non-designated hedges with high-quality financial institutions. In addition, the foreign currency forward contracts and non-designated hedges are limited to a time period of less than one year, and we continuously evaluate the credit standing of our counter-party financial institutions. See Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements.

A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $517,000 to net income, net of our hedged position, at April 3, 2011. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of April 3, 2011 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the three months ended April 3, 2011, 15.6% of total net revenue was denominated in a currency other than the U.S. dollar.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;

•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors’ growth rates;

•	conditions in the financial markets in general or changes in general economic conditions;

•	interest rate or currency exchange rate fluctuations;

•	our ability or inability to raise additional capital;

•	our ability to report accurate financial results in our periodic reports filed with the SEC;

•	disclosures of previously non-public information relating to our reorganization into three units in the second fiscal quarter of 2011; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

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

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition is intense in our industry in certain geographical regions and product categories. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. These companies could devote more capital resources to develop, manufacture and market competing products than we could. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

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

We derive a significant portion of our revenue from international operations. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws, changes in the value of the U.S. dollar versus local currencies, and natural disasters. Margins on sales of our products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations. Additionally, certain foreign countries have complex regulatory requirements as conditions of doing business. Meeting these requirements may increase our operating expenses as we expand internationally.

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

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose market share. For example, component shortages in the fourth quarter of 2009 limited our ability to supply all the worldwide demand for our products and our revenue was affected. In addition, the earthquakes in Northern Japan in March 2011 and the resultant nuclear threats and tsunamis have created uncertainty of supply for certain components and raw materials for our products. We have made alternative arrangements and have planned accordingly but there is no guarantee that our ancillary planning will be effective to maintain production of our products.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the commercial business, consumer, and service provider markets and quickly develop, manufacture and sell products that satisfy these demands in a cost effective manner. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

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

Throughout 2010 and early 2011, we have significantly increased the rate of our new product introductions. If we cannot sustain the rapid pace of innovation, we may not be able to maintain or increase the market share of our products. In addition, if we are unable to successfully introduce new products with higher gross margins, our net revenue and overall gross margin would likely decline.

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

We are also subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities, including state revenue agencies and foreign governments. The IRS has begun an examination of the Company’s 2008 and 2009 tax years. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. Any such disagreements may affect our profitability.

We are subject to numerous governmental regulations concerning the manufacturing and use of our products. We must stay in compliance with all such regulations and any future regulations. Some of our customers also require that we stay in compliance with their own unique requirements relating to these matters. Any failure to comply with such regulations and requirements, and the unanticipated costs of complying with future regulations and requirements, may adversely affect our business, financial condition and results of operations.

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

In addition to government regulations, many of our customers require us to comply with their own requirements regarding manufacturing, health and safety matters, employee treatment, use of materials and environmental concerns. Some customers may require us to periodically report on compliance with their unique requirements, and some customers reserve the right to audit our business for compliance. We are increasingly subject to requests for compliance with these customer requirements. We may not have the resources to maintain compliance with these customer requirements and failure to comply may result in decreased sales to these customers, which may have a material adverse affect on our business, financial condition and results of operations.

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

The loss of recurring orders from any of our more significant customers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins. During the fiscal quarter ended April 3, 2011, sales to Best Buy and its affiliates accounted for approximately 13% of our net revenue and sales to Virgin Media and its affiliates accounted for approximately 10% of our net revenue. While these customers each accounted for greater than 10% of our net revenue during the fiscal quarter ended April 3, 2011, there is no assurance that either of them will continue to purchase our products at the same rate for any future periods.

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

Our future success depends in large part upon the continued services of our key technical, sales, marketing, finance and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of the commercial business, consumer, and service provider markets. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long term succession plan. As a result, if we suffer the loss of services of any key executive, our long term business results may be harmed. In addition, because we do not have a formal long term succession plan, we may not be able to have the proper personnel in place to effectively execute our long term business strategy if Patrick Lo or other key personnel retire, resign or are otherwise terminated.

We are currently involved in numerous litigation matters and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. For example, we closed our acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. in April 2011. Acquisitions involve numerous risks and challenges, including but not limited to the following:

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

We have made, and continue to seek to make, investments in companies around the world to further our strategic objectives and support our key business initiatives. These investments may include equity or debt instruments of public or private companies, and may be non-marketable at the time of our initial investment. We do not restrict the types of companies in which we seek to invest. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on other equity investments. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain adverse accounting issues, such as potential consolidation of financial results.

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

Starting in the second quarter of 2011, in connection with the Company’s reorganization into three specific business units (retail, commercial, and service provider), the Company will allocate goodwill to each business unit and will evaluate those allocations for potential impairment. The allocation of goodwill may have greater impact for certain of the business segments, as compared to the other segments. Accordingly, the performance of a business unit may be adversely affected by the allocation of goodwill.

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

International sales comprise a significant amount of our overall net revenue. International sales were 48% of overall net revenue in fiscal 2010 and 53% of overall net revenue for the three months ended April 3, 2011. We continue to be committed to growing our international sales. We have committed resources to expanding our international operations and sales channels and these efforts may not be successful. International operations are subject to a number of other risks, including:

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

We are expanding and reorganizing our operations and infrastructure, which may strain our operations and increase our operating expenses.

We are expanding and reorganizing our operations and pursuing market opportunities domestically and internationally to grow our sales. We expect that this attempted expansion will require enhancements to our existing management information systems, and operational and financial controls. In addition, if we continue to grow, our expenditures will likely be significantly higher than our historical costs. We may not be able to install adequate controls in an efficient and timely manner as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management, operational and financial resources. In addition, if we grow internationally, we will have to expand and enhance our communications infrastructure. Commencing with the second quarter of 2011, we are reorganizing our business into three business units: retail, commercial, and service provider. The Company’s reorganization into three business units may cause significant distraction to our management and employees. In addition, disclosures of previously non-public information in connection with our reorganization into three units in the second fiscal quarter of 2011 may also provide our competitors with strategic data which may put us at a competitive disadvantage and harm our business. In addition, disclosures of previously non-public information in connection with our reorganization may also provide our competitors with strategic data which may put us at a competitive disadvantage and harm our business. If we fail to continue to improve our management information systems, procedures and financial controls or encounter unexpected difficulties during expansion and reorganization, our business could be harmed.

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

In addition, war, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. For example, labor disputes at manufacturing facilities in China occurred in 2010 and have led to workers going on strike. The recent trend of labor unrest could materially affect our third-party manufacturers’ abilities to manufacture our products. In addition, earthquakes and resultant nuclear threats and tsunamis in Japan in March 2010 have caused some disruption to our supply of raw materials and components for our products and may impact our operating results in Japan. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 - January 31, 2011	24,207	$37.11	—	4,831,220
February 1, 2011 - February 28, 2011	—	—	—	4,831,220
March 1, 2011 - April 3, 2011	—	—	—	4,831,220

Total	24,207	$37.11	—

We repurchased approximately 24,000 shares or $899,000 of common stock related to the lapse of restricted stock units during the three months ended April 3, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

10.56#*	Change of Control and Severance Agreement, dated March 31, 2011, between the registrant and David Soares

*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 4, 2011 with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC. Registrant

/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2011

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

10.56#*	Change of Control and Severance Agreement, dated March 31, 2011, between the registrant and David Soares

*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 4, 2011 with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan or arrangement.