Form 10-Q
period 2011-07-03
NETGEAR, INC
filed 2011-08-09
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 3, 2011.

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 37,483,160 as of August 5, 2011.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 3, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$129,423	$126,173
Short-term investments	148,473	144,564
Accounts receivable, net	209,960	226,731
Inventories	137,789	127,394
Deferred income taxes	19,940	19,332
Prepaid expenses and other current assets	36,313	23,850

Total current assets	681,898	668,044
Property and equipment, net	16,636	17,503
Intangibles, net	23,196	6,241
Goodwill	85,944	74,198
Other non-current assets	13,095	14,335

Total assets	$820,769	$780,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,376	$89,155
Accrued employee compensation	19,676	24,130
Other accrued liabilities	102,293	110,413
Deferred revenue	22,843	27,538
Income taxes payable	—	3,487

Total current liabilities	217,188	254,723
Non-current income taxes payable	20,760	19,719
Other non-current liabilities	5,195	5,443

Total liabilities	243,143	279,885

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock	37	36
Additional paid-in capital	352,628	316,108
Cumulative other comprehensive income	63	281
Retained earnings	224,898	184,011

Total stockholders’ equity	577,626	500,436

Total liabilities and stockholders’ equity	$820,769	$780,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Net revenue	$291,240	$195,949	$570,063	$407,504
Cost of revenue	200,863	126,387	391,900	265,118

Gross profit	90,377	69,562	178,163	142,386

Operating expenses:
Research and development	11,350	9,945	22,364	19,250
Sales and marketing	39,036	30,358	75,684	61,147
General and administrative	10,548	8,397	20,193	17,339
Restructuring and other charges	2,094	(81)	2,094	(68)
Litigation reserves, net	(225)	143	(278)	211

Total operating expenses	62,803	48,762	120,057	97,879

Income from operations	27,574	20,800	58,106	44,507
Interest income	106	100	235	170
Other income (expense), net	(341)	132	(671)	(62)

Income before income taxes	27,339	21,032	57,670	44,615
Provision for income taxes	6,742	10,567	15,884	20,423

Net income	$20,597	$10,465	$41,786	$24,192

Net income per share:
Basic	$0.56	$0.30	$1.14	$0.69

Diluted	$0.54	$0.29	$1.11	$0.67

Weighted average shares outstanding used to compute net income per share:
Basic	37,017	35,237	36,712	35,095

Diluted	37,968	35,943	37,680	35,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	July 3,	June 27,
	2011	2010
Cash flows from operating activities:
Net income	$41,786	$24,192
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,453	6,414
Purchase premium amortization (discount accretion) on investments	390	(73)
Non-cash stock-based compensation	6,880	6,264
Income tax benefit associated with stock option exercises	3,157	1,947
Excess tax benefit from stock-based compensation	(3,330)	(1,866)
Deferred income taxes	482	(846)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	16,771	24,123
Inventories	(4,105)	(35,097)
Prepaid expenses and other assets	(12,579)	(1,437)
Accounts payable	(16,779)	(26,744)
Accrued employee compensation	(4,454)	3,776
Other accrued liabilities	(8,567)	2,211
Deferred revenue	(4,695)	(4,701)
Income taxes payable	(2,446)	(3,130)

Net cash provided by (used in) operating activities	19,964	(4,967)

Cash flows from investing activities:
Purchases of short-term investments	(135,949)	(90,090)
Proceeds from sale of short-term investments	131,690	45,000
Purchase of property and equipment	(3,920)	(3,379)
Loan issued	—	(3,030)
Payments made in connection with business acquisitions	(37,509)	(12,000)

Net cash used in investing activities	(45,688)	(63,499)

Cash flows from financing activities:
Purchase and retirement of treasury stock	(899)	(656)
Proceeds from exercise of stock options	25,834	5,452
Proceeds from issuance of common stock under employee stock purchase plan	709	542
Excess tax benefit from stock-based compensation	3,330	1,866

Net cash provided by financing activities	28,974	7,204

Net increase (decrease) in cash and cash equivalents	3,250	(61,262)
Cash and cash equivalents, at beginning of period	126,173	172,202

Cash and cash equivalents, at end of period	$129,423	$110,940

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months and six months ended July 3, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The Company has made certain reclassifications to prior period net revenue by geography in order to conform to the current period presentation. For details of these reclassifications, please see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s significant accounting policies have not materially changed during the three and six months ended July 3, 2011.

2. Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for the Company beginning in the first quarter of fiscal year 2011. The adoption is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance will only impact the Company’s “Level 3” disclosures.ASU 2011-04 is effective prospectively for the Company in the first quarter of fiscal 2012. The Company does not expect the adoption of the authoritative guidance to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. This Company is currently evaluating which presentation alternative it will utilize and does not expect the adoption of the authoritative guidance to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Business Acquisitions

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

Additionally, the acquisition agreement specified that Leaf shareholders may receive a total additional payout of up to $900,000 in cash over the three years following closure of the acquisition if developed products pass certain acceptance criteria. During the three months ended March 28, 2010, the Company had determined that the present value of the $900,000 potential additional payout was approximately $800,000, for which the Company will measure at fair value for each reporting period and record a liability. The Company paid $400,000 for the first portion of this additional payout in the three months ended April 3, 2011. As of July 3, 2011, the Company had determined the remaining acceptance criteria for the final $500,000 portion of the eligible additional payout were nearing completion, and is carrying a liability for the entire $500,000.

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

Westell Technologies, Inc.

On April 15, 2011, the Company completed the acquisition of certain intellectual property and other assets of the Customer Networking Solutions division of Westell Technologies, Inc. (“Westell”) at a purchase price of $37.0 million in cash. The acquisition included inventories, property and equipment, intangible assets, and liabilities that existed at the close date, including employee bonuses and product warranties. The acquisition qualifies as a business combination and was accounted for using the acquisition method of accounting. The Company believes the acquisition will bolster its service provider revenue growth and strengthen its market position among U.S. telecommunications operators.

The results of Westell’s operations have been included in the consolidated financial statements since the date of acquisition. The historical results of operations of Westell prior to the acquisition were not material to the Company’s results of operations.

In accordance with the acquisition method of accounting for business combinations, the Company allocated the total purchase price to identifiable intangible assets based on each element’s estimated fair value. Acquisition costs were expensed as incurred, and were immaterial for this transaction. Purchased intangibles will be amortized on a straight-line basis over their respective estimated useful lives. Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of assets acquired and liabilities assumed. Goodwill arises as a result of, among other factors, future unidentified new products and new technologies as well as the implicit value of future cost savings as a result of the combining of entities. The Company may adjust the preliminary purchase price allocation after obtaining more information regarding, among other things, liabilities assumed, and revisions of preliminary estimates.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date (in thousands):

Inventories	$6,290
Property and equipment, net	119
Intangibles, net	19,500
Current liabilities	(646)
Goodwill	11,746

Total consideration	$37,009

Of the $11.7 million of goodwill recorded on the acquisition of Westell, approximately $9.3 million is deductible for U.S. federal and state income tax purposes.

A total of $15.7 million of the $19.5 million in acquired intangible assets was designated as customer contracts and related relationships. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to existing customer contracts and related relationships and discounted at 19.0%. This $15.7 million is being amortized over its estimated useful life of eight years.

A total of $3.7 million of the $19.5 million in acquired intangible assets was designated as core technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated savings attributable to the core technology and discounted at 16.0%. This $3.7 million is being amortized over its estimated useful life of four years.

A total of $100,000 of the $19.5 million in acquired intangible assets was designated as order backlog. The value was calculated based on an estimate of order backlog using the expected cash flow for the orders and discounted at 3.3%. This $100,000 is being amortized over its estimated useful life of less than one year.

4. Stock-based Compensation

The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of July 3, 2011, a total of 806,823 shares were reserved for future grants under these plans.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the ESPP included in the Company’s Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Cost of revenue	$243	$227	$478	$506
Research and development	606	572	1,267	1,153
Sales and marketing	1,384	1,193	2,685	2,405
General and administrative	1,275	1,131	2,450	2,200

	$3,508	$3,123	$6,880	$6,264

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on the historical volatility of the Company’s stock for the three and six months ended July 3, 2011 and June 27, 2010:

	Stock Options		Stock Options
	Three Months Ended		Six Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Expected life (in years)	4.4	4.5	4.4	4.5
Risk-free interest rate	1.73%	2.16%	1.80%	2.19%
Expected volatility	50%	49%	50%	50%
Dividend yield	—	—	—	—

As of July 3, 2011, $25.8 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.59 years. Additionally, $3.8 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.16 years.

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

Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Six Months Ended
	July 3, 2011	June 27, 2010
Balance as of beginning of the period	$40,513	$30,610
Provision for warranty liability made during the period	26,634	32,346
Settlements made during the period	(28,831)	(25,814)

Balance at end of period	$38,316	$37,142

6. Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $3.6 million and $6.8 million for the three and six months ended July 3, 2011, respectively, and $2.5 million and $5.2 million for the three and six months ended June 27, 2010, respectively.

7. Restructuring and Other Charges

In April 2011, the Company incurred $1.6 million in restructuring costs for employee severance related to the reorganization into three specific business units: retail, commercial, and service provider. Refer to Note 12, “Segment Information, Operations by Geographic Area and Significant Customers” of the Unaudited Condensed Consolidated Financial Statements for additional information regarding the reorganization into business units. In addition, the Company incurred $464,000 in transition services in connection with the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. Refer to Note 3, “Business Acquisitions” of the Unaudited Condensed Consolidated Financial Statements for additional information regarding the Westell acquisition. The Company presents expenses related to restructuring and other charges as a separate line item in its unaudited condensed consolidated statements of operations.

The following is a summary of the accrued restructuring charges:

	Accrued Restructuring Charges at December 31, 2010	Additions	Cash Payments	Accrued Restructuring Charges at July 3, 2011
	(In thousands)
Reorganization in business units	$—	$1,630	$(1,630)	$—
Westell acquisition transition costs	—	464	(148)	316

Current portion	$—	$2,094	$(1,778)	$316

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

    Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue, and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for three to five months. The Company enters into about five forward contracts per quarter with an average size of about $5 million USD equivalent related to its cash flow hedging program.

The Company expects to reclassify to earnings all of the amounts recorded in other comprehensive income associated with its cash flow hedges over the next 12 months. Other comprehensive income associated with cash flow hedges of foreign currency revenue is recognized as a component of net revenue in the same period as the related revenue is recognized. Other comprehensive income associated with cash flow hedges of foreign currency costs of revenue and operating expenses are recognized as a component of cost of revenue and operating expense in the same period as the related costs of revenue and operating expenses are recognized.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended July 3, 2011 and June 27, 2010, respectively.

    Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities which may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about 12 non-designated derivatives per quarter. The average size of its non-designated hedges is about $2 million USD equivalent and these hedges range from one to five months in duration.

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

The fair values of the Company’s derivative instruments and the line items on the Unaudited Condensed Consolidated Balance Sheet to which they were recorded as of July 3, 2011 and December 31, 2010 are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at July 3, 2011	Balance Sheet Location	Fair Value at December 31, 2010
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$179	Prepaid expenses and other current assets	$1,381
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	9	Prepaid expenses and other current assets	8

Total		$188		$1,389

Derivative Liabilities	Balance Sheet Location	Fair Value at July 3, 2011	Balance Sheet Location	Fair Value at December 31, 2010
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(302)	Other accrued liabilities	$(770)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	—	Other accrued liabilities	(19)

Total		$(302)		$(789)

For details of the Company’s fair value measurements, please see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

The effects of the Company’s derivatives not designated as hedging instruments in other income (expense), net on the Statement of Operations for the three and six months ended July 3, 2011 and June 27, 2010 is as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended July 3, 2011	Six Months Ended July 3, 2011
Foreign currency forward contracts	Other income (expense), net	$(1,037)	$(2,896)

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended June 27, 2010	Six Months Ended June 27, 2010
Foreign currency forward contracts	Other income (expense), net	$1,659	$3,426

The effects of the Company’s derivative instruments on other comprehensive income and the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended July 3, 2011 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended July 3, 2011
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$202	Net revenue	$169	Other income (expense), net	$(90)
Foreign currency forward contracts	—	Cost of revenue	(4)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(57)	Other income (expense), net	—

Total	$202		$108		$(90)

Derivatives Designated as Hedging Instruments	Six Months Ended July 3, 2011
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(16)	Net revenue	$231	Other income (expense), net	$(128)
Foreign currency forward contracts	—	Cost of revenue	(2)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	2	Other income (expense), net	—

Total	$(16)		$231		$(128)

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

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the six months ended July 3, 2011 and June 27, 2010.

9. Balance Sheet Components

Accounts receivable, net (in thousands):

	July 3, 2011	December 31, 2010
Gross accounts receivable	$227,467	$241,632

Less: Allowance for doubtful accounts	(1,480)	(1,481)
Allowance for sales returns	(12,157)	(10,273)
Allowance for price protection	(3,870)	(3,147)

Total allowances	(17,507)	(14,901)

Accounts receivable, net	$209,960	$226,731

Inventories (in thousands):

	July 3, 2011	December 31, 2010
Raw materials	$2,969	$1,591
Finished goods	134,820	125,803

Total	$137,789	$127,394

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net (in thousands):

	July 3, 2011	December 31, 2010
Computer equipment	$6,762	$6,057
Furniture, fixtures and leasehold improvements	9,448	9,450
Software	19,739	18,553
Machinery and equipment	18,906	17,465
Construction in progress	175	30

	55,030	51,555

Less: accumulated depreciation and amortization	(38,394)	(34,052)

Property and equipment, net	$16,636	$17,503

Goodwill (in thousands):

	Goodwill at December 31, 2010	Westell Acquisition	Goodwill at July 3, 2011
Goodwill	$74,198	11,746	$85,944

Goodwill increased $11.7 million during the six months ended July 3, 2011 due to the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. (“Westell”). For additional discussion of the Westell acquisition, please refer to Note 3 of the Unaudited Condensed Consolidated Financial Statements.

In the fourth quarter of 2010, the Company completed its annual goodwill impairment test based on the Company operating in one segment. The Company determined that goodwill was not impaired at December 31, 2010 since the estimated fair value of the Company exceeded its carrying value.

In the three months ended July 3, 2011, the Company reorganized its reporting structure which resulted in changes to its segment reporting from one reporting segment, which comprised the development, marketing and sale of networking products for the commercial business and home markets, to three reporting segments: retail, commercial, and service provider. Refer to Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the change in segment reporting.

On the first day of the second fiscal quarter of 2011, the Company performed a goodwill impairment assessment, as a result of the change in reportable segments. The Company initially determined the fair value of the new business units and allocated goodwill to each segment based on their relative fair values. The Company compared the fair value of the new reporting units to the reporting unit’s carrying value and determined that goodwill was not impaired at July 3, 2011 since the estimated fair values of each of the Company’s reporting units exceeded the carrying values.

The fair value of the new business units was determined using an income approach and a market approach which were weighted equally. Under the income approach, the fair value of an asset is based on the value of the estimated cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 13 to 15 percent to arrive at their respective fair values. Under the market approach, the fair value of the unit is based on an analysis of financial data for publicly traded companies engaged in the same or similar lines of business.

The following table presents the changes in carrying amount of goodwill in each of the Company’s recast reportable segments at July 3, 2011 (in thousands):

		New Segments
	Old Segment	Retail	Commercial	Service Provider	Total
Goodwill at December 31, 2010	$74,198	$—	$—	$—	$74,198
Relative fair value approach	(74,198)	33,546	32,043	8,609	—

Goodwill at April 4, 2011	—	33,546	32,043	8,609	74,198
Westell acquisition goodwill	—	—	—	11,746	11,746

Goodwill at July 3, 2011	$—	$33,546	$32,043	$20,355	$85,944

Other accrued liabilities (in thousands):

	July 3, 2011	December 31, 2010
Sales and marketing programs	$34,730	$37,020
Warranty obligation	38,316	40,513
Freight	6,286	7,174
Other	22,961	25,706

Other accrued liabilities	$102,293	$110,413

10. Net Income Per Share

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

Net income per share for the three and six months ended July 3, 2011 and June 27, 2010 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net income	$20,597	$10,465	$41,786	$24,192

Weighted average shares outstanding:
Basic	37,017	35,237	36,712	35,095
Dilutive potential common shares	951	706	968	748

Total diluted	37,968	35,943	37,680	35,843

Basic net income per share	$0.56	$0.30	$1.14	$0.69

Diluted net income per share	$0.54	$0.29	$1.11	$0.67

Weighted average stock options and unvested restricted stock awards to purchase 1,551,457 and 1,659,322 shares of the Company’s stock for the three and six months ended July 3, 2011, respectively, and 2,691,532 and 2,792,612 shares for the three and six months ended June 27, 2010, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

11. Income Taxes

The income tax provision for the three and six months ended July 3, 2011 was $6.7 million or an effective tax rate of 24.7 percent and $15.9 million or an effective tax rate of 27.5 percent, respectively. The tax provision for the three and six months ended June 27, 2010 was $10.6 million or an effective tax rate of 50.2 percent and $20.4 million or an effective tax rate of 45.8 percent, respectively. The decrease in income tax expense and effective tax rate for the three and six month period ended July 3, 2011 compared to the same periods in the prior year was primarily caused by higher forecasted pre-tax earnings in foreign jurisdictions with tax rates lower than the U.S. federal rate. Additionally, the tax provision for the periods ended July 3, 2011 was further reduced by discrete tax benefits recorded for the exercise of employee stock options during the period. The higher tax expense and effective tax rate for the three months and six months ended June 27, 2010, was caused by a loss incurred in a country where such loss could not be tax benefitted. Accordingly, tax was accrued ratably on the profitable operations based on the income earned during that period while no tax benefit was accrued on the loss. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The Company’s future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate.

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

In the three months ended July 3, 2011, the Company made organizational changes which have resulted in changes to the way in which the Chief Operating Decision Maker (“CODM”) manages and evaluates the business. The Company’s business is now managed in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy to use home networking, storage and digital media products to connect people with the Internet and their content and devices. The commercial business unit consists of business networking, storage and security solutions without the cost and complexity of Big IT. The service provider business unit consists of products sold to service providers with retail proven, whole home networking solutions for their customers. Each business unit is managed by a Senior Vice President/General Manager. There is no change in the CODM before and after the reorganization of the segments.

The Company believes this new structure enables the Company to better focus its efforts on the Company’s core customer segments and allows it to be more nimble and opportunistic as a company overall. The business units are determined in accordance with how management views and evaluates the Company’s business and based on the criteria as outlined in the authoritative guidance. As a result, beginning in the three months ended July 3, 2011, the Company changed its segment reporting accordingly, and revised its prior period presentation to conform to the new segments.

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Refer to the reconciliation of segment information to the Company’s consolidated totals below to see the reconciliation of segment data to earnings prepared in conformity with accounting principles generally accepted in the United States.

Asset data is not reviewed by the Company’s chief operating decision maker at the segment level and therefore is not presented. Discrete financial information on individual products and services within the respective segments is not reviewed by the Company’s chief operating decision maker, and therefore a separate disclosure of similar classes of products and services below the segment level is not presented.

Financial information for each reportable segment is as follows (in thousands):

	Three Months Ended
	July 3, 2011			June 27, 2010
	Net Revenue	Contribution Income	Contribution Margin	Net Revenue	Contribution Income	Contribution Margin
Retail	$107,869	$21,007	19.5%	$94,022	$15,154	16.1%
Commercial	77,112	16,122	20.9%	70,913	17,177	24.2%
Service Provider	106,259	9,020	8.5%	31,014	2,423	7.8%

Total	$291,240	$46,149	15.8%	$195,949	$34,754	17.7%

	Six Months Ended
	July 3, 2011			June 27, 2010
	Net Revenue	Contribution Income	Contribution Margin	Net Revenue	Contribution Income	Contribution Margin
Retail	$224,994	$40,885	18.2%	$201,654	$32,843	16.3%
Commercial	156,734	33,703	21.5%	136,234	31,523	23.1%
Service Provider	188,335	17,401	9.2%	69,616	8,202	11.8%

Total	$570,063	$91,989	16.1%	$407,504	$72,568	17.8%

Segment contribution income includes all product line segment revenues less the related cost of sales, research and development, sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, general and administrative costs, stock-based compensation expenses, amortization of intangibles, acquisition-related integration costs, restructuring costs, litigation reserves, and interest and other income (expense), net.

The reconciliation of segment information to the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Segment contribution income	$46,149	$34,754	$91,989	$72,568
Corporate and unallocated costs	(11,380)	(9,137)	(21,992)	(18,382)
Amortization of intangible assets	(1,189)	(1,325)	(2,546)	(2,626)
Stock-based compensation expense	(3,508)	(3,123)	(6,880)	(6,264)
Restructuring and other charges	(2,094)	81	(2,094)	68
Acquisition related compensation	(20)	(307)	(40)	(646)
Impact to cost of sales from acquisition accounting adjustments to inventory	(609)	—	(609)	—
Litigation reserves, net	225	(143)	278	(211)
Interest income	106	100	235	170
Other income (expense), net	(341)	132	(671)	(62)

Income before income taxes	$27,339	$21,032	$57,670	$44,615

The Company’s corporate headquarters and a significant portion of its operations are located in the United States. The Company also conducts sales, marketing, customer service activities and certain distribution center activities through several small sales offices in Europe, the Middle-East and Africa (“EMEA”) and Asia as well as outsourced distribution centers.

In the three months ended April 3, 2011, in order to achieve operational efficiencies, the Company combined its North American, Central American and South American sales forces to form the Americas territory. Previously, North America was its own geographic region and the Central American and South American territories were categorized within the Asia Pacific geographic region. Following this change, the Company is organized into the following three geographic territories: Americas, EMEA and Asia Pacific. The Company has reclassified the disclosure of net revenue by geography for prior periods to conform to the current period’s presentation. The change did not result in material differences from what was previously reported. Net revenue by geography comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, sales returns and price protection. For reporting purposes revenue is attributed to each geographic region based on the location of the customer. The following table shows net revenue by geography for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
United States	$146,727	$97,293	$274,491	$203,711
Americas (excluding U.S.)	2,799	6,274	6,982	7,142
United Kingdom	40,188	20,785	86,821	40,497
EMEA (excluding U.K.)	70,143	47,213	146,130	108,648
Asia Pacific	31,383	24,384	55,639	47,506

Total net revenue	$291,240	$195,949	$570,063	$407,504

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	July 3,	December 31,
	2011	2010
United States	$11,546	$11,808
Americas (excluding U.S.)	49	22
EMEA	218	205
China	4,055	4,848
Asia Pacific (excluding China)	768	620

	$16,636	$17,503

Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Best Buy Co., Inc. and Affiliates (Retailer)	10%	16%	12%	16%
Ingram Micro, Inc. and Affiliates (Distributor)	10%	11%	10%	12%
Virgin Media Limited and Affiliates (Service Provider)	9%	2%	10%	1%
All others	71%	71%	68%	71%

	100%	100%	100%	100%

13. Commitments and Contingencies

Litigation and Other Legal Matters

Wi-Lan Inc. v. NETGEAR

In October 2007, a lawsuit was filed against the Company by Wi-Lan Inc. (“Wi-Lan”), a patent-holding company existing under the laws of Canada, in the U.S. District Court, Eastern District of Texas. Wi-Lan alleged that the Company infringed U.S. Patent Nos. 5,282,222, RE37,802 and 5,956,323. Wi-Lan accused the Company of infringement with respect to its wireless networking products compliant with the IEEE 802.11 standards and ADSL products compliant with the ITUG.992 standards. Wi-Lan also sued 21 other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. A claim construction hearing took place for the ‘222 and ‘802 Patents on March 11, 2010, and on May 11, 2010, the Court issued its order interpreting the claims of these patents (claim construction order). The claim construction hearing on the ‘323 patent occurred on September 1, 2010, and the Court subsequently issued its claim construction order for this patent. The Court ordered that infringement of the RE37,802 and 5,282,222 (Wi-Fi) patents would be tried first, as to all defendants, and infringement of the 5,956,323 (DSL) patent would be addressed in a second trial. Shortly before the beginning of the first trial, the Company and Wi-Lan entered into settlement discussions. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company and Wi-Lan signed a binding release agreement in which the Company agreed to make a one-time lump sum payment to be paid by May 15, 2011 in consideration for mutual general releases. In the agreement, each party agreed to release the other party from all claims, known or unknown, under any of the ‘222, ‘802 and ‘323 Patents with respect to the manufacture, use, sale, etc. of products by the Company. Each party agreed to bear its own costs and attorneys’ fees. The Company made the required one-time lump sum payment that is due by May 15, 2011. This arrangement is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Court has dismissed all claims between Wi-Lan and the Company, including all claims presented by Wi-Lan’s complaint and all of the Company’s counterclaims, and neither of the scheduled trials between Wi-Lan and the Company will occur. This litigation matter is now concluded.

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Western District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. The District Court held a claim construction hearing on August 15, 2008. On September 10, 2008, the District Court issued a claim construction order. In February 2009, the parties filed numerous motions for summary judgment concerning, among other things, non-infringement, invalidity, and other affirmative defenses. In September 2009, the District Court granted the Company’s motion for summary judgment of non-infringement of the three patents-in-suit. The District Court determined that the Company’s compliance with the 802.11 standard did not necessarily infringe the patents-in-suit and that the plaintiffs did not provide adequate evidence regarding the function of the Company’s products to put the issue of infringement before a jury. In light of the District Court’s determination that the patents-in-suit were not infringed, the District Court declined to address the Company’s summary judgment claims of the invalidity of the patents in question. On December 30, 2009, the District Court ordered litigation costs in the amount $175,000 to be reimbursed to the Company, which were never collected or recognized. On December 23, 2009, the Plaintiffs filed two briefs with the Federal Circuit appealing the District Court’s summary judgment rulings. The Company’s opposition brief was submitted on February 18, 2010. The Federal Circuit heard oral arguments on the Plaintiffs’ appeal on June 7, 2010. On September 20, 2010, the Federal Circuit issued a unanimous ruling that made three separate findings. It affirmed a summary judgment ruling from the District Court that the Company did not infringe the claims of a Fujitsu patent related to wireless communications technology. In addition, the Court affirmed a summary judgment ruling that the Company did not infringe the claims of an LG Electronics Inc. patent also related to wireless communications technology. Further, the court affirmed the lower court’s ruling that the Company did not infringe a Philips patent for a method of transmitting data messages in a communications network, except for four products. For those four products, the Court ruled that Philips produced sufficient evidence of direct infringement, so that an infringement trial for these four products could proceed. On October 19, 2010, plaintiff LG Electronics submitted a petition for rehearing to the Federal Circuit requesting that the Federal Circuit’s decision be set aside with respect to LG Electronics’ asserted patent and that a rehearing be granted. The Federal Circuit denied LG Electronics’ petition for a rehearing on November 2, 2010, letting stand its September 20, 2010 order affirming the District Court’s decision to grant the Company summary judgment of noninfringement on the patent asserted by LG Electronics. Subsequent to the Federal Circuit ruling, the parties began settlement discussions with respect to the four remaining products accused of infringing the Philips patent. On March 8, 2011, the District Court approved the settlement agreement between Philips and the Company. This arrangement is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. This litigation matter is now concluded.

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court, District of South Carolina. OptimumPath claims that certain of the Company’s wireless networking products infringe on OptimumPath’s U.S. Patent No. 7,035,281. OptimumPath also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32. In March 2009, the District Court granted defendants’ motion to transfer the case to the U.S. District Court, Northern District of California. In July 2009, the petition to challenge the denial of reexamination of claims 4-7 and 11-32 was denied. The Company and OptimumPath attended a Court-ordered mediation on September 22, 2009 but were unable to make progress towards settlement. The Company and other defendants filed a combined claim construction/summary judgment brief on December 23, 2010. OptimumPath responded on January 20, 2011, and the defendants replied on February 3, 2011. The oral arguments on claim construction and the summary judgment motion were made on February 17, 2011. On April 12, 2011, the District Court granted Defendants’ motion for summary judgment on OptimumPath’s claim for literal infringement and Defendants’ motion to preclude OptimumPath’s infringement claims based on the doctrine of equivalents. The Court also found that the accused devices did not infringe under the doctrine of equivalents. The Court also granted Defendants’ motion for summary judgment that asserted claims 1, 2, 6, and 9 through 13 of the ‘281 patent were invalidated by various prior art. The pretrial conference and trial dates were vacated. OptimumPath filed its notice of appeal to the Federal Circuit of the District Court’s rulings on May 18, 2011. On May 23, 2011, the District Court entered the defendants’ joint request for costs in the amount of $102,554.04, which have not yet been collected or recognized. On June 29, 2011, the Federal Circuit docketed the appeal. The following due dates are now in effect: on August 29, 2011 OptimumPath’s opening brief is due; on October 10, 2011, defendants’ answering brief is due; and on October 24, 2011, OptimumPath’s reply brief is due.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court, Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 and 7,193,562 in the course of deploying Wi-Fi antenna array technology in its WPN824 RangeMax wireless router. Ruckus also sued Rayspan Corporation alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the third quarter of 2008. The Company and Rayspan Corporation jointly filed a request for inter partes reexamination of the Ruckus patents with the USPTO on September 4, 2008. The Court issued a stay of the litigation while the reexaminations proceeded in the USPTO. On November 28, 2008, a reexamination was ordered with respect to claims 11-17 of U.S. Patent No. 7,193,562, but denied with respect to claims 1-10 and 18-36. On December 17, 2008, the defendants jointly filed a petition to challenge the denial of reexamination of claims 1-10 and 18-36 of U.S. Patent No. 7,193,562. In July 2009, the petition was denied, and the remaining claims 11-17 were confirmed. The Company is appealing the confirmation of claims 11-17. On December 2, 2008, reexamination was granted with regard to U.S. Patent No. 7,358,912. In early October 2009, the Company received an Action Closing Prosecution in the reexamination of the 7,358,912 patent. All the claims of the 7,358,912 patent, with the exception of the unchallenged claims 7 and 8, were finally rejected by the USPTO. On October 30, 2009, Ruckus submitted an “after-final” amendment in the 7,358,912 patent reexamination proceeding. The Company’s comments to Ruckus’ “after-final” amendment were submitted on November 30, 2009. On December 1, 2009, the Court found that bifurcating the 7,193,562 patent from the 7,358,912 patent and commencing litigation on the 7,193,562 patent while the USPTO reexamination process and appeals are still pending would be an inefficient use of the Court’s resources. Accordingly, the Court ruled that the litigation stay remains in effect. On September 12, 2010, the Company filed the Rebuttal Brief in its appeals of the USPTO’s rulings during the reexamination of the ‘562 patent, and the Company requested an oral hearing with the Board of Appeals at the USPTO to discuss this brief. On September 13, 2010, Ruckus filed a Notice of Appeal of the ‘912 Patent to appeal the adverse rulings it received from the USPTO in the reexamination of this patent. The Company filed a respondent’s brief in the ‘912 patent case on Jan. 24, 2011. An oral hearing in the ‘562 case was set for February 1, 2011, but the Company decided to cancel it and let the USPTO decide the ‘562 case based solely on the previously submitted papers. On May 13, 2011, the USPTO indicated that the Company was successful in its appeal of the examiner’s previous decision to allow claims 11-17 in the ‘562 reexamination, and the USPTO Board of Appeals reversed the examiner’s decision and declared those claims invalid. On June 13, 2011, Ruckus submitted a request for rehearing by the Board of Appeals of its decision to reject claims 11-17 of the ‘562 patent.

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

PACid Group, LLC v. NETGEAR

In July 2009, a lawsuit was filed against the Company and thirty other companies by The PACid Group, LLC (“PACid”) in the U.S. District Court, Eastern District of Texas. PACid alleges that the Company and the other defendants infringe U.S. Patent Nos. 5,963,646 and 6,049,612. PACid alleges that certain unnamed NETGEAR products that use encryption methods infringe upon PACid’s patents. The Company filed its answer to the lawsuit in September 2009 and asserted that PACid’s patents were both invalid and not infringed by the Company. Discovery has not yet commenced. Most of the Company’s chipset suppliers have settled out of the lawsuit and obtained a license to the plaintiff’s asserted patents. Because most of the accused infringement occurred in the chipset, this settlement by the chipset suppliers limits the claims the plaintiff has against the Company. On March 7, 2011, the Company attended a status conference. On May 17, 2011, the Court held another status conference. At this conference, the Company indicated to the Court that a small percentage of the relevant products have non-licensed chip sets. The Court ordered that within 21 days of the status conference PACid shall produce all license agreements it has entered into; within 30 days of the status conference, all defendants shall produce a declaration on sales data; and within 14 days from that defendant production, PACid shall dismiss without prejudice the appropriate defendants. The parties complied with the order, and PACid did not dismiss the Company. A tentative mediation is scheduled between PACid and the Company on August 22 and 23, 2011. At the latest status conference, the Court also issued a claim construction hearing date of April 12, 2012, a pre-trial hearing date of February 21, 2013, a jury selection date of March 4, 2013, and a trial date of March 11, 2013.

MPH Technologies Oy v. NETGEAR

On February 4, 2010, the Company was sued by MPH Technologies Oy (“MPH”) for infringement of U.S. patent 7,346,926 entitled “Method for Sending Messages Over Secure Mobile Communication Links.” MPH alleges that the Company’s VPN Client Software, Dual WAN gigabit SSL VPN Firewall, ProSafe Dual WAN VPN Firewall with 8-port 10/100 Switch, ProSafe VPN Firewall with 8-port 10/100 Switch, ProSafe VPN Firewall 8 with 8-Port 10/100 Switch, ProSafe VPN Firewall 8 with 4-Port 10/100 Mbps Switch, ProSafe 802 11 g Wireless ADSL Modem VPN Firewall Router, ProSafe Wireless-N VPN Firewall, and ProSafe 802 11 wireless VPN Firewall 8 with 8-port 10/100 Mbps Switch infringe claims of the ‘926 Patent. On May 17, 2010, the defendants jointly filed a motion to transfer the case to the U.S. District Court, Northern District of California. In addition, the Company filed its answer, affirmative defenses, and counterclaims on that day. On June 9, 2010, the plaintiff filed its answer to the Company’s invalidity counterclaim and its response to the defendants’ motion to transfer. On June 23, 2010, the defendants filed their joint reply to plaintiff’s response to the defendants’ motion to transfer venue. On July 16, 2010, the Court issued an order transferring the case to the Northern District of California. On September 10, 2010, the Company amended its answer to the complaint. The initial scheduling conference occurred on December 2, 2010. In response to this conference, the Court ordered that the Plaintiff must file its opening claim construction brief no later than May 17, 2011 and that defendants must file their responsive claim construction briefs no later than May 31, 2011. The Court also ordered that a claim construction hearing take place on June 22, 2011. The Company and plaintiff signed a settlement agreement on May 15, 2011. In the agreement, the Company agreed to pay a one-time lump sum payment and grant MPH certain other patent rights in return for each party agreeing to release the other party from all claims, known or unknown, under the patent in suit and related patents with respect to the manufacture, use, sale, etc. of products by the Company. The Company received a fully paid, worldwide, perpetual license to the patent in suit and all foreign counterparts and related patents. Each party agreed to bear its own costs and attorneys’ fees. The Company has subsequently made the required one-time lump sum payment. This arrangement is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. On May 16, 2011, the Court dismissed the case with prejudice, with each party to bear its own attorneys’ fees and costs. The Company has since made the lump sum payment to MPH, and this litigation matter is now concluded.

Ericsson v. NETGEAR

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson filed a patent infringement lawsuit against defendants D-Link Corporation, D-Link Systems, Inc., NETGEAR, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing 8 U.S. patents: 5,790,516; 6,330,435; 6,424,625; 6,519,223; 6,772,215; 5,987,019; 6,466,568; and 5,771,468. Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants’ IEEE 802.11-compliant products. In addition, Ericsson alleges that the Company has infringed, and continues to infringe, the claimed methods and apparatuses of the ‘468 Patent through the Company’s PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On March 1, 2011, the Defendants filed a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On March 21, 2011, Ericsson filed is opposition to the motion, and on April 1, 2011, defendants filed their reply to Ericsson’s opposition to the motion to transfer. The Court has not ruled on the motion to transfer. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on Jun 9, 2011, the Court set a Markman hearing for June 28, 2012 and trial for June 3, 2013. On June 14, 2011, Ericsson submitted its infringement contentions against the Company. Discovery is ongoing.

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

NETGEAR v. CSIRO

In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (“CSIRO”), in the San Jose division of the United States District Court, Northern District of California. The complaint alleged that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a, 802.11g, and 802.11n wireless LAN standards infringe this patent. In July 2006, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc., which Buffalo appealed and which was partially remanded to the District Court. The District Court consolidated this action with three related actions involving other companies (such as Buffalo) accused of infringing CSIRO’s patent. The Company attended a Court-mandated mediation in November 2007 but failed to resolve the litigation. The District Court held a June 26, 2008 claim construction hearing. On August 14, 2008, the District Court issued a claim construction order and denied a motion for summary judgment of invalidity. In December 2008, the parties filed numerous motions for summary judgment concerning, among other things, infringement, validity, and other affirmative defenses. The District Court commenced a jury trial on April 13, 2009 regarding all liability issues for the four consolidated cases. On April 20, 2009, the Company and CSIRO executed a Memorandum of Understanding (“MOU”) setting forth the terms of a settlement and license agreement between the Company and CSIRO. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company agreed to make a one-time lump sum payment in consideration for a fully paid perpetual license and a covenant not to sue with respect to the ‘069 patent and all foreign counterparts and related patents. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patent, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense of $2.4 million, which was primarily recognized in the three months ended March 29, 2009. Additionally, the Company allocated $2.6 million of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold. Of this $2.6 million, $413,000 and $551,000 were amortized and expensed in the year ended December 31, 2009 and December 31, 2010, respectively. Additionally, $276,000 was amortized and expensed in the six months ended July 3, 2011.

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

Network-1 Security Solutions, Inc. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Network-1 Security Solutions, Inc. (“Network-1”), a patent-holding company existing under the laws of the State of Delaware, in the U.S. District Court for the Eastern District of Texas. Network-1 alleged that the Company’s power over Ethernet (“PoE”) products infringed its U.S. Patent No. 6,218,930. Network-1 also sued six other companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. In May 2009, without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to make a one-time lump sum payment of $350,000, which the Company recorded as a litigation settlement in the twelve months ended December 31, 2009, in consideration for a license to the patent in suit as well as a dismissal with prejudice of the lawsuit. Under the license, the Company will pay future running royalties on certain of its PoE products which will be recognized as a component of cost of revenue as the related products are sold.

Chalumeau Power Systems v. NETGEAR.

On June 28, 2011, Chalumeau Power Systems LLC filed a complaint against several technology companies — including the Company, Cisco Systems Inc., Hewlett-Packard Co., D-Link, and Avaya Inc. — in Delaware alleging infringement of a patent for a remote device detection method. The patent number is US 5,991,885 and is entitled “Method and apparatus for detecting the presence of a remote device and providing power thereto.” Chalumeau claims that the defendants have all made or sold devices that make use of infringing Power over Ethernet technology, which allows electrical power and data to pass safely on Ethernet cabling. The Company is reviewing the complaint and in the process of retaining outside legal counsel to defend it. The Company has requested and received an extension until September 1, 2011 to respond to the complaint.

Powerline Innovations, LLC v. NETGEAR

On August 6, 2011 the Company, along with 16 other companies, was sued in the U.S. District Court, Eastern District of Texas, Tyler Division for patent infringement by a non-practicing entity called Powerline Innovations, LLC (“Powerline Innovations”). This is a single patent case, involving U.S. Patent No. 5,471,190, entitled “Method and Apparatus for Resource Allocation in a Communication Network System.” On the same day that it filed suit against the Company and 16 other companies, Powerline Innovations sued 14 additional companies in a separate suit in U.S. District Court, Eastern District of Texas for infringement of the same patent. The complaint against the Company alleges that it infringes the 5,471,190 patent based on the Company’s use of methods for establishing control relationships between plural devices and names the Company’s Powerline AV Ethernet Adapter, Model XAV101, as an accused infringing product. The Company is currently investigating the allegations.

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

In June 2006, the Company received a request for indemnification from Charter and Charter Communications Operating, LLC, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Rembrandt Technologies, L.P. (“Rembrandt”), a patent-holding company. Rembrandt also filed a similar lawsuit in the same jurisdiction against Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP. Rembrandt alleged that products implementing the DOCSIS standard, which are supplied to Charter, Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP by, among others, the Company, infringe various patents held by Rembrandt. In June 2007, the Judicial Panel on Multidistrict Litigation ordered these and other similar patent cases brought by Rembrandt consolidated and transferred to the U.S. District Court for the District of Delaware. In November 2007, the Company along with Motorola, Inc., Cisco Systems, Inc., Scientific-Atlanta, Inc., ARRIS Group, Inc., Thomson, Inc. and Ambit Microsystems, Inc. filed a complaint for declaratory judgment in the U.S. District Court for the District of Delaware against Rembrandt, seeking a declaration that eight asserted Rembrandt patents asserted in the transferred cases are either invalid or not infringed. The District Court held a claim construction hearing on August 5, 2008. On November 29, 2008, the District Court issued its claim construction order. After the District Court’s order, Rembrandt agreed to drop three patents from the case, leaving five patents at issue. The District Court held a mediation on March 3-4, 2009 but the parties were unable to reach a resolution. On July 21, 2009, Rembrandt delivered to the Company and other parties an executed covenant not to sue on any of the eight patents originally in the suit, contending that the execution of the covenant divests the District Court of jurisdiction or renders moot the remaining claims and counterclaims in the action. On July 31, 2009, Rembrandt filed a motion to dismiss the litigation. While Rembrandt’s motion was pending, the defendants filed motions for summary judgment, sanctions, and responses to Rembrandt’s motion to dismiss. In early October 2009, the District Court suspended all further dates for the case while it reviewed the pending motions and case status. On October 23, 2009, the Court ordered Rembrandt to supplement the covenant not to sue to include any products or services that comply with DOCSIS 1.0, 1.1, 2.0 or 3 and dismissed Rembrandt’s various infringement claims on the eight patents with prejudice. The Court gave Rembrandt five days to withdraw its motion to dismiss the litigation if it found the Court’s conditions on dismissal to be unacceptable. Rembrandt did not withdraw its motion to dismiss the litigation, and on October 30, 2009, Rembrandt executed a covenant not to sue on any of the eight patents in the case and any products or services that comply with DOCSIS 1.0, 1.1, 2.0 or 3. The Company and its co-defendants moved for attorneys’ fees to be paid by Rembrandt. Rembrandt has opposed the motion. On July 8, 2011, the Court denied the defendant’s unopposed motion for summary judgment of noninfringement of the one patent remaining in the case, the ‘627 Patent. This ruling did not affect the Company since that patent was not asserted against the Company, other than postponing the Company’s possible recovery of attorneys’ fees. The Court subsequently, on July 13, 2011, dismissed without prejudice the defendants’ joint motion for fees because the motion is now not ripe given the Court’s denial of the motion for summary judgment of noninfringement of the ‘627 Patent. The Company is now reviewing its options for recovering attorneys’ fees.

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

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company’s consolidated results of operations and financial position for the three months ended July 3, 2011. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

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

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At July 3, 2011, the Company had $142.8 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 3, 2011.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 3, 2011.

14. Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis.

The following table summarizes the valuation of the Company’s financial instruments as of July 3, 2011 (in thousands):

	As of July 3, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$25,901	$25,901	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	145,473	145,473	—	—
Available-for-sale securities—Certificates of Deposit (1)	3,000	3,000	—	—
Foreign currency forward contracts (2)	188	—	188	—

Total	$174,562	$174,374	$188	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of July 3, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(302)	$—	$(302)	$—

Total	$(302)	$—	$(302)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

The following table summarizes the valuation of the Company’s financial instruments as of December 31, 2010 (in thousands):

	As of December 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$77,795	$77,795	$—	$—
Available-for-sale securities—Treasuries (1)	144,564	144,564	—	—
Foreign currency forward contracts (2)	1,389	-	1,389	—

Total	$223,748	$222,359	$1,389	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(789)	$—	$(789)	$—

Total	$(789)	$—	$(789)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

The Company’s investments in cash equivalents and available for sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A+/A1 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At July 3, 2011 and December 31, 2010, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

15. Comprehensive Income and Cumulative Other Comprehensive Income, Net

The following table sets forth the activity for each component of other comprehensive income, net of related taxes, for the three and six months ended July 3, 2011 and June 27, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net income	$20,597	$10,465	$41,786	$24,192
Unrealized gains (losses) on derivative instruments	94	199	(247)	$204
Unrealized gains on available-for-sale securities	22	15	29	18

Comprehensive income	$20,713	$10,679	$41,568	$24,414

The following table sets forth the components of cumulative other comprehensive income, net of related taxes, as of July 3, 2011 and December 31, 2010 (in thousands):

	July 3, 2011	December 31, 2010
Net unrealized gains on derivative instruments	$26	$273
Net unrealized gains on available-for-sale securities	37	8

Total cumulative other comprehensive income, net of taxes	$63	$281

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our product line consists of wired and wireless devices that enable networking, broadband access, network connectivity, network storage and security appliances. These products are available in multiple configurations to address the needs of our end-users in each geographic region in which our products are sold.

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, DMRs, VARs, and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Fry’s Electronics, Radio Shack, Staples, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), Dick Smith (Australia), JB HiFi (Australia) and Elkjop (Norway). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (MSOs), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers, including Ingram Micro and Best Buy. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future. Our service provider business has grown substantially and it is difficult to ascertain a seasonal pattern given that the business is less predictable than our other core businesses.

Our net revenue increased 48.6% from the three months ended June 27, 2010 to the three months ended July 3, 2011. The increase in net revenue was principally attributable to higher sales in several of our product categories in the Americas, the Europe, the Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”) regions. These include wireless-N products sold to retailers and existing service provider customers, Powerline products, ReadyNAS products, and switch products. We also experienced relatively faster growth in our revenue from service providers which grew from $31.0 million to $106.3 million, or 243%.

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

Our gross margin decreased to 31.0% for the three months ended July 3, 2011, from 35.5% for the three months ended June 27, 2010. The decrease in gross margin was primarily attributable to relatively faster growth in our revenue from service providers, which generally carry lower gross margins than our other products. Operating expenses for the three months ended July 3, 2011 were $62.8 million, or 21.5% of net revenue, compared to $48.8 million, or 24.9% of net revenue, for the three months ended June 27, 2010.

Net income increased $10.1 million, or 96.8%, to $20.6 million for the three months ended July 3, 2011, from $10.5 million for the three months ended June 27, 2010. This increase was primarily attributable to an increase in gross profit of $20.8 million and a decrease in the provision for income taxes of $3.8 million. This increase was primarily offset by an increase in operating expenses of $14.0 million.

In the three months ended July 3, 2011, our business has been managed in three specific business units: retail, commercial, and service provider. Each business unit will be managed by a Senior Vice President/General Manager. We believe this new structure enables us to better focus our efforts on our core customer segments and allows us to be more nimble and opportunistic as a company overall. As such, we provided further financial information specific to each of these three business units, including expected restructuring costs associated with this reorganization. Please see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for more details. On the first day of the second fiscal quarter of 2011, we performed a goodwill impairment assessment, as a result of the change in reportable segments. We initially determined the fair value of the new business units and allocated goodwill to each segment based on their relative fair values. We compared the fair value of the new reporting units to the reporting unit’s carrying value and determined that goodwill was not impaired at July 3, 2011 since the estimated fair values of each of our reporting units exceeded the carrying values.

On April 15, 2011, we completed the acquisition of certain intellectual property and other assets of the Customer Networking Solutions division of Westell Technologies, Inc. at a purchase price of $37.0 million in cash. The acquisition included inventories, property and equipment, intangible assets, and liabilities that existed at the close date, including employee bonuses and product warranties. The acquisition qualifies as a business combination and was accounted for using the acquisition method of accounting in the quarter ending July 3, 2011. We believe the acquisition will bolster our service provider revenue growth and strengthen our market position among U.S. telecommunications operators. From the acquisition, we also added 25 employees.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations and the percentage change for the three and six months ended July 3, 2011, with the comparable reporting periods in the preceding year.

	Three Months Ended				Six Months Ended
	July 3, 2011	Percentage Change		June 27, 2010	July 3, 2011	Percentage Change	June 27, 2010
	(In thousands, except percentage data)				(In thousands, except percentage data)
Net revenue	$291,240	48.6%		$195,949	$570,063	39.9%	$407,504
Cost of revenue	200,863	58.9		126,387	391,900	47.8	265,118

Gross profit	90,377	29.9		69,562	178,163	25.1	142,386

Operating expenses:
Research and development	11,350	14.1		9,945	22,364	16.2	19,250
Sales and marketing	39,036	28.6		30,358	75,684	23.8	61,147
General and administrative	10,548	25.6		8,397	20,193	16.5	17,339
Restructuring and other charges	2,094	*	*	(81)	2,094	* *	(68)
Litigation reserves, net	(225)	*	*	143	(278)	* *	211

Total operating expenses	62,803	28.8		48,762	120,057	22.7	97,879

Income from operations	27,574	32.6		20,800	58,106	30.6	44,507
Interest income	106	6.0		100	235	38.2	170
Other income (expense), net	(341)	*	*	132	(671)	982.3	(62)

Income before income taxes	27,339	30.0		21,032	57,670	29.3	44,615
Provision for income taxes	6,742	(36.2)		10,567	15,884	(22.2)	20,423

Net income	$20,597	96.8%		$10,465	$41,786	72.7%	$24,192

** Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net revenue	100%	100%	100%	100%

Cost of revenue	69.0	64.5	68.7	65.1

Gross margin	31.0	35.5	31.3	34.9

Operating expenses:
Research and development	3.9	5.1	3.9	4.7
Sales and marketing	13.4	15.5	13.3	15.0
General and administrative	3.6	4.3	3.5	4.3
Restructuring and other charges	0.7	(0.1)	0.4	0.0
Litigation reserves, net	(0.1)	0.1	0.0	0.0

Total operating expenses	21.5	24.9	21.1	24.0

Income from operations	9.5	10.6	10.2	10.9
Interest income	0.0	0.0	0.0	0.0
Other income (expense), net	(0.1)	0.1	(0.1)	0.0

Income before income taxes	9.4	10.7	10.1	10.9
Provision for income taxes	2.3	5.4	2.8	5.0

Net income	7.1%	5.3%	7.3%	5.9%

Three Months Ended July 3, 2011 Compared to Three Months Ended June 27, 2010

Net Revenue

	Three Months Ended
	July 3, 2011	Percentage Change	June 27, 2010
	(In thousands, except percentage data)
Net revenue	$291,240	48.6%	$195,949

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition and net changes in deferred revenue.

Net revenue increased $95.3 million, or 48.6%, to $291.2 million for the three months ended July 3, 2011, from $195.9 million for the three months ended June 27, 2010. The increase in net revenue was principally attributable to higher sales in several of our product categories in the Americas, EMEA and APAC regions. These include wireless-N products sold to retailers and existing service provider customers, Powerline products, ReadyNAS products, and switch products. We also experienced relatively faster growth in our revenue from service providers, including one-time $10 million order from a major service provider. Sales in EMEA increased 62.3%, primarily due to strong service provider sales in United Kingdom as a result of increased deployments of Docsis 3.0.

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

Net revenue by geographic location is as follows:

	Three Months Ended
	July 3, 2011	Percentage Change	June 27, 2010
	(In thousands, except percentage data)
Americas	$149,526	44.4%	$103,567
Percentage of net revenue	51.3%		52.9%
Europe, Middle-East, and Africa	$110,331	62.3%	$67,998
Percentage of net revenue	37.9%		34.7%
Asia Pacific	$31,383	28.7%	$24,384
Percentage of net revenue	10.8%		12.4%

Cost of Revenue and Gross Margin

	Three Months Ended
	July 3, 2011	Percentage Change	June 27, 2010
	(In thousands, except percentage data)
Cost of revenue	$200,863	58.9%	$126,387
Gross margin percentage	31.0%		35.5%

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

Cost of revenue increased $74.5 million, or 58.9%, to $200.9 million for the three months ended July 3, 2011, from $126.4 million for the three months ended June 27, 2010. In addition, our gross margin decreased to 31.0% for the three months ended July 3, 2011, from 35.5% for the three months ended June 27, 2010. The decrease in gross margin was primarily attributable to relatively faster growth in our revenue from service providers, which generally carry lower gross margins than our other products. In addition, gross margin was impacted by $609,000 of cost of sales from acquisition accounting adjustments to inventory related to the Westell acquisition. The decrease in gross margin was partially offset by our relatively lower warranty costs associated with returned goods, relatively lower provisions for excess and obsolete inventory and relatively lower usage of air freight.

Operating Expenses

Research and Development

	Three Months Ended
	July 3, 2011	Percentage Change	June 27, 2010
	(In thousands, except percentage data)
Research and development expense	$11,350	14.1%	$9,945
Percentage of net revenue	3.9%		5.1%

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

Research and development expenses increased $1.5 million, or 14.1%, to $11.4 million for the three months ended July 3, 2011, from $9.9 million for the three months ended June 27, 2010. The increase was attributable to an increase in payroll and other employee expenses primarily resulting from increased overall research and development headcount. Research and development headcount increased by 37 employees to 200 employees at July 3, 2011 compared to 163 employees at June 27, 2010. Among the headcount increase, 13 employees were from the Westell acquisition.

Sales and Marketing

	Three Months Ended
	July 3, 2011	Percentage Change	June 27, 2010
	(In thousands, except percentage data)
Sales and marketing expense	$39,036	28.6%	$30,358
Percentage of net revenue	13.4%		15.5%

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses.

Sales and marketing expenses increased $8.7 million, or 28.6%, to $39.0 million for the three months ended July 3, 2011, from $30.4 million for the three months ended June 27, 2010. Of this increase, $4.9 million was related to an increase in payroll and other employee expenses primarily attributable to increased overall sales and marketing headcount and an increase in travel expenses. Sales and marketing headcount increased by 46 employees to 341 employees at July 3, 2011 compared to 295 employees at June 27, 2010. Additionally, outside service costs and miscellaneous marketing costs increased $3.3 million attributable to increased marketing campaigns and higher call volumes resulting from increased sales.

General and Administrative

	Three Months Ended
	July 3, 2011	Percentage Change	June 27, 2010
	(In thousands, except percentage data)
General and administrative expense	$10,548	25.6%	$8,397
Percentage of net revenue	3.6%		4.3%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other corporate expenses.

General and administrative expenses increased $2.1 million, or 25.6%, to $10.5 million for the three months ended July 3, 2011, from $8.4 million for the three months ended June 27, 2010. Of this increase, $1.4 million was related to an increase in payroll and other employee expenses primarily attributable to increased variable compensation. Additionally, outside legal and other professional services increased $1.1 million attributable to increased legal defense costs, IT services for new system implementation and increased accounting services, such as segment reporting.

Restructuring and Other Charges

Restructuring and other charges increased $2.2 million, to an expense of $2.1 million for the three months ended July 3, 2011, from a benefit of $81,000 for the three months ended June 27, 2010. Of the $2.2 million increase, we incurred $1.6 million in restructuring costs for employee severance related to the reorganization into three specific business units: retail, commercial, and service provider in the three months ended July 3, 2011. In addition, we incurred $464,000 in transition services in connection with the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. in the three months ended July 3, 2011. For a further discussion of our restructuring expenses, please see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Litigation Reserve

During the three months ended July 3, 2011 and June 27, 2010, we recorded a litigation reserve benefit of $225,000 and expense of $143,000, respectively, for estimated costs related to the settlement of various lawsuits filed against us. The benefit was a result of recovery due to indemnification of one of our suppliers for previously reserved amounts. For a detailed discussion of our litigation matters, please see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), Net

	Three Months Ended
	July 3, 2011	June 27, 2010
	(In thousands)
Interest income	$106	$100
Other income (expense), net	(341)	132

Total interest income and other income (expense), net	$(235)	$232

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

Interest income increased $6,000 to $106,000 for the three months ended July 3, 2011 from $100,000 for the three months ended June 27, 2010. The increase in interest income was primarily attributable to an increase in our average balance of cash, cash equivalents, and short-term investments in the three months ended July 3, 2011, as compared to the three months ended June 27, 2010.

Other income (expense), net, increased $473,000 in expenses, to an expense of $341,000 for the three months ended July 3, 2011, from a benefit of $132,000 for the three months ended June 27, 2010. Our foreign currency hedging program reduced volatility associated with hedged currency exchange rate movements during three months ended July 3, 2011. The expense of $341,000 is primarily attributable to expenses related to forward points for hedged currency and exposures in currencies that are not hedged. For details of our hedging program and related foreign currency contracts, please see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for Income Taxes

The income tax provision for the three months ended July 3, 2011 was $6.7 million or an effective tax rate of 24.7 percent, compared to the tax provision for the three months ended June 27, 2010 of $10.6 million or an effective tax rate of 50.2 percent. The decrease in income tax expense and effective tax rate was primarily caused by higher forecasted pre-tax earnings in foreign jurisdictions with tax rates lower than the U.S. federal rate. Additionally, the tax provision for the three months ended July 3, 2011 was further reduced by discrete tax benefits recorded for the exercise of employee stock options during the period. The higher tax expense and effective tax rate for the three months ended June 27, 2010, was caused by a loss incurred in a country where such loss could not be tax benefitted. Accordingly tax was accrued ratably on the profitable operations based on the income earned during the period while no tax benefit was accrued on the loss. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate.

Net Income

Net income increased $10.1 million, or 96.8%, to $20.6 million for the three months ended July 3, 2011, from $10.5 million for the three months ended June 27, 2010. This increase was primarily attributable to an increase in gross profit of $20.8 million and a decrease in the provision for income taxes of $3.8 million. This increase was primarily offset by an increase in operating expenses of $14.0 million.

Segment Information

A description of our products and services, as well as segment financial data, for each segment can be found in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended July 3, 2011 with the comparable reporting periods in the preceding year.

Segment contribution income includes all product line segment revenues less the related cost of sales, research and development, sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, general and administrative costs, stock-based compensation expenses, amortization of intangibles, acquisition-related integration costs, restructuring costs, litigation reserves, and interest and other income (expense), net.

	Three Months Ended
Retail	July 3, 2011	Percent Change	June 27, 2010
	(In thousands, except percentage data)
Net revenue	$107,869	14.7%	$94,022
Contribution income	21,007	38.6%	15,154
Contribution margin	19.5%		16.1%

Net revenue in the retail business unit increased $13.9 million, or 14.7%, to $107.9 million for the three months ended July 3, 2011, from $94.0 million for the three months ended June 27, 2010. The increase is due to strong wireless-N products sold to retailers. Contribution income increased $5.8 million, or 38.6%, to $21.0 million for the three months ended July 3, 2011, from $15.2 million for the three months ended June 27, 2010. The increase is due to strong revenue growth, while cost of sales grew at a slower pace.

Specifically cost of sales increased by only 7.5% compared to a 14.7% increase in net revenue due to lower warranty and air freight expenses.

	Three Months Ended
Commercial	July 3, 2011	Percent Change	June 27, 2010
	(In thousands, except percentage data)
Net revenue	$77,112	8.7%	$70,913
Contribution income	16,122	(6.1%)	17,177
Contribution margin	20.9%		24.2%

Net revenue in the commercial business unit increased $6.2 million, or 8.7%, to $77.1 million for the three months ended July 3, 2011, from $70.9 million for the three months ended June 27, 2010. The increase is due to strong sales of ReadyNAS and switch products. Contribution income decreased $1.1 million, or 6.1%, to $16.1 million for the three months ended July 3, 2011, from $17.2 million for the three months ended June 27, 2010. The decrease is due to an increase in cost of sales related to warranty and freight expenses and increased sales and marketing expenses related to headcount. Sales and marketing related headcount increased by 18 employees to 183 employees in the three months ended July 3, 2011, from 165 employees for the three months ended June 27, 2010.

	Three Months Ended
Service Provider	July 3, 2011	Percent Change	June 27, 2010
	(In thousands, except percentage data)
Net revenue	$106,259	242.6%	$31,014
Contribution income	9,020	272.3%	2,423
Contribution margin	8.5%		7.8%

Net revenue in the service provider business unit increased $75.3 million, or 242.6%, to $106.3 million for the three months ended July 3, 2011, from $31.0 million for the three months ended June 27, 2010. The increase is due to strong service provider sales, driven primarily by the adoption of Docsis 3.0 products and a one-time $10 million order from a major service provider. Contribution income increased $6.6 million, or 272.3%, to $9.0 million for the three months ended July 3, 2011, from $2.4 million for the three months ended June 27, 2010. The increase is due to strong revenue growth, while headcount related expenses grew at a steady pace.

Six Months Ended July 3, 2011 Compared to Six Months Ended June 27, 2010

Net Revenue

	Six Months Ended
	July 3, 2011	Percentage Change	June 27, 2010
	(In thousands, except percentage data)
Net revenue	$570,063	39.9%	$407,504

Net revenue increased $162.6 million, or 39.9%, to $570.1 million for the six months ended July 3, 2011, from $407.5 million for the six months ended June 27, 2010. The increase in net revenue was principally attributable to higher sales in several of our product categories in the Americas, EMEA and APAC regions. These include wireless-N products sold to retailers and existing service provider customers, Powerline products, ReadyNAS products, and switch products. We also experienced relatively faster growth in our revenue from service providers, including one-time $10 million order from a major service provider. Sales in EMEA increased 56.2%, primarily due to strong service provider sales in United Kingdom as a result of increased deployments of Docsis 3.0 products.

Net revenue by geographic location is as follows:

	Six Months Ended
	July 3, 2011	Percentage Change	June 27, 2010
	(In thousands, except percentage data)
Americas	$281,473	33.5%	$210,853
Percentage of net revenue	49.4%		51.7%
Europe, Middle-East, and Africa	$232,951	56.2%	$149,145
Percentage of net revenue	40.9%		36.6%
Asia Pacific	$55,639	17.1%	$47,506
Percentage of net revenue	9.7%		11.7%

Cost of Revenue and Gross Margin

	Six Months Ended
	July 3, 2011	Percentage Change	June 27, 2010
	(In thousands, except percentage data)
Cost of revenue	$391,900	47.8%	$265,118
Gross margin percentage	31.3%		34.9%

Cost of revenue increased $126.8 million, or 47.8%, to $391.9 million for the six months ended July 3, 2011, from $265.1 million for the six months ended June 27, 2010. In addition, our gross margin decreased to 31.3% for the six months ended July 3, 2011, from 34.9% for the six months ended June 27, 2010. The decrease in gross margin was primarily attributable to relatively faster growth in our revenue from service providers, which generally carry lower gross margins than our other products. In addition, gross margin was impacted by $609,000 of cost of sales from acquisition accounting adjustments to inventory related to the Westell acquisition. The decrease in gross margin was partially offset by our relatively lower warranty costs associated with returned goods and relatively lower usage of air freight.

Operating Expenses

Research and Development

	Six Months Ended
	July 3, 2011	Percentage Change	June 27, 2010
	(In thousands, except percentage data)
Research and development expense	$22,364	16.2%	$19,250
Percentage of net revenue	3.9%		4.7%

Research and development expenses increased $3.1 million, or 16.2%, to $22.4 million for the six months ended July 3, 2011, from $19.3 million for the six months ended June 27, 2010. The increase was primarily attributable to increased costs of $2.7 million related to an increase in payroll and other employee expenses primarily resulting from increased variable compensation, as well as increased overall research and development headcount. Furthermore, the increase was attributable to higher outside service costs of $743,000, primarily related to our increased research and development projects.

Sales and Marketing

	Six Months Ended
	July 3, 2011	Percentage Change	June 27, 2010
	(In thousands, except percentage data)
Sales and marketing expense	$75,684	23.8%	$61,147
Percentage of net revenue	13.3%		15.0%

Sales and marketing expenses increased $14.6 million, or 23.8%, to $75.7 million for the six months ended July 3, 2011, from $61.1 million for the six months ended June 27, 2010. Of this increase, $7.6 million was related to an increase in payroll and other employee expenses primarily attributable to increased overall sales and marketing headcount. Sales and marketing headcount increased by 46 employees to 341 employees at July 3, 2011 compared to 295 employees at June 27, 2010. Additionally, outside service costs and miscellaneous marketing costs increased $6.2 million attributable to increased marketing campaigns and higher call volumes resulting from increased sales.

General and Administrative

	Six Months Ended
	July 3, 2011	Percentage Change	June 27, 2010
	(In thousands, except percentage data)
General and administrative expense	$20,193	16.5%	$17,339
Percentage of net revenue	3.5%		4.3%

General and administrative expenses increased $2.9 million, or 16.5%, to $20.2 million for the six months ended July 3, 2011, from $17.3 million for the six months ended June 27, 2010. Of this increase, $2.1 million was related to an increase in payroll and other employee expenses primarily attributable to increased variable compensation. Additionally, outside legal and other professional services increased $1.1 million attributable to increased legal defense costs, IT services for new system implementation and increased accounting services, such as segment reporting.

Restructuring and Other Charges

Restructuring and other charges increased $2.2 million, to an expense of $2.1 million for the six months ended July 3, 2011, from a benefit of $68,000 for the six months ended June 27, 2010. Of the $2.2 million increase, we incurred $1.6 million in restructuring costs for employee severance related to the reorganization into three specific business units: retail, commercial, and service provider in the six months ended July 3, 2011. In addition, we incurred $464,000 in transition services in connection with the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. in the six months ended July 3, 2011. For a further discussion of our restructuring expenses, please see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Litigation Reserves

During the six months ended July 3, 2011 and June 27, 2010, we recorded a litigation reserve benefit of $278,000 and expense of $211,000, respectively, for estimated costs related to the settlement of various lawsuits filed against us. The benefit was a result of recovery due to indemnification of one of our suppliers for previously reserved amounts. For a detailed discussion of our litigation matters, please see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), Net

	Six Months Ended
	July 3, 2011	June 27, 2010
	(In thousands)
Interest income	$235	$170
Other income (expense), net	(671)	(62)

Total interest income and other income (expense), net	$(436)	$108

Interest income increased $65,000, or 38.2%, to $235,000 for the six months ended July 3, 2011, from $170,000 for the six months ended June 27, 2010. The increase in interest income was primarily attributable to an increase in our average balance of cash, cash equivalents, and short-term investments in the six months ended July 3, 2011, as compared to the six months ended June 27, 2010.

Other income (expense), net, increased $609,000 to expense of $671,000 for the six months ended July 3, 2011, from expense of $62,000 for the six months ended June 27, 2010. Our foreign currency hedging program reduced volatility associated with hedged currency exchange rate movements during six months ended July 3, 2011. The expense of $671,000 mainly related to forward points for hedged currency and exposures in currencies that are not hedged. For details of our hedging program and related foreign currency contracts, please see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for Income Taxes

The income tax provision for the six months ended July 3, 2011 was $15.9 million or an effective tax rate of 27.5 percent, compared to the tax provision for the six months ended June 27, 2010 of $20.4 million or 45.8 percent. The decrease in income tax expense and effective tax rate for the six months ended July 3, 2011 is primarily caused by higher forecasted pre-tax earnings in foreign jurisdictions with tax rates lower than the U.S. federal rate. Additionally, the tax provision for the six months ended July 3, 2011 was further reduced by discrete tax benefits recorded for the exercise of employee stock options during the period. The higher tax expense and effective tax rate for the six months ended June 27, 2010, was caused by a loss incurred in a country where such loss could not be tax benefitted. Accordingly, tax was accrued ratably on the profitable operations based on the income earned during the period while no tax benefit was accrued on the loss. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate.

Net Income

Net income increased $17.6 million to income of $41.8 million for the six months ended July 3, 2011, from net income of $24.2 million for the six months ended June 27, 2010. This increase was primarily attributable to an increase in gross profit of $35.8 million and a decrease in the provision for income taxes of $4.5 million. This increase was primarily offset by an increase in operating expenses of $22.2 million.

Segment Information

	Six Months Ended
Retail	July 3, 2011	Percent Change	June 27, 2010
	(In thousands, except percentage data)
Net revenue	$224,994	11.6%	$201,654
Contribution income	40,885	24.5%	32,843
Contribution margin	18.2%		16.3%

Net revenue in the retail business unit increased $23.3 million, or 11.6%, to $225.0 million for the six months ended July 3, 2011, from $201.7 million for the six months ended June 27, 2010. The increase is due to strong wireless-N products sold to retailers. Contribution income increased $8.1 million, or 24.5%, to $40.9 million for the six months ended July 3, 2011, from $32.8 million for the six months ended June 27, 2010. The increase is due to strong revenue growth, while cost of sales grew at a slower pace. Specifically cost of sales increased by only 7.0% compared to an 11.6% increase in net revenue due to lower warranty and air freight expenses.

	Six Months Ended
Commercial	July 3, 2011	Percent Change	June 27, 2010
	(In thousands, except percentage data)
Net revenue	$156,734	15.0%	$136,234
Contribution income	33,703	6.9%	31,523
Contribution margin	21.5%		23.1%

Net revenue in the commercial business unit increased $20.5 million, or 15.0%, to $156.7 million for the six months ended July 3, 2011, from $136.2 million for the six months ended June 27, 2010. The increase is due to strong sales of ReadyNAS and switch products. Contribution income increased $2.2 million, or 6.9%, to $33.7 million for the six months ended July 3, 2011, from $31.5 million for the six months ended June 27, 2010. The increase is due to strong revenue growth, offset by an increase in cost of sales related to warranty and freight expenses and increased sales and marketing expenses related to headcount. Sales and marketing related headcount increased by 18 employees to 183 employees in the six months ended July 3, 2011, from 165 employees for the six months ended June 27, 2010.

	Six Months Ended
Service Provider	July 3, 2011	Percent Change	June 27, 2010
	(In thousands, except percentage data)
Net revenue	$188,335	170.5%	$69,616
Contribution income	17,401	112.2%	8,202
Contribution margin	9.2%		11.8%

Net revenue in the service provider business unit increased $118.7 million, or 170.5%, to $188.3 million for the six months ended July 3, 2011, from $69.6 million for the six months ended June 27, 2010. The increase is due to strong service provider sales, driven primarily by the adoption of Docsis 3.0 products and a one-time $10 million order from a major service provider. Contribution income increased $9.2 million, or 112.2%, to $17.4 million for the six months ended July 3, 2011, from $8.2 million for the six months ended June 27, 2010. The increase is due to strong revenue growth, while headcount related expenses grew at a steady pace.

Liquidity and Capital Resources

Our cash and cash equivalents balance increased from $126.2 million as of December 31, 2010 to $129.4 million as of July 3, 2011. Operating activities during the six months ended July 3, 2011 provided cash of $20.0 million, compared to $5.0 million used in the six months ended June 27, 2010. Investing activities during the six months ended July 3, 2011 used cash of $45.7 million, primarily due to $37.5 million in payments made in connection with business acquisitions. During the six months ended July 3, 2011, financing activities provided cash of $29.0 million, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.

Our days sales outstanding decreased from 78 days as of December 31, 2010 to 66 days as of July 3, 2011. Days sales outstanding as of December 31, 2010 was higher due to seasonal payment terms extended to our larger retail customers; as of July 3, 2011 we have returned to a more normal range of days sales outstanding.

Our accounts payable decreased from $89.2 million at December 31, 2010 to $72.4 million at July 3, 2011. The decrease is primarily attributable to timing of payments.

Inventory increased by $10.4 million from $127.4 million at December 31, 2010 to $137.8 million at July 3, 2011. In the three months ended July 3, 2011 we experienced annualized ending inventory turns of approximately 5.8, slightly up from approximately 5.6 in the three months ended December 31, 2010.

On April 15, 2011, we completed the acquisition of certain intellectual property and other assets of the Customer Networking Solutions division of Westell at a purchase price of $37.0 million in cash. The acquisition included inventories, property and equipment, intangible assets, and liabilities that existed at the close date, including employee bonuses and product warranties. The acquisition qualifies as a business combination and was accounted for using the acquisition method of accounting. We believe the acquisition will bolster our service provider revenue growth and strengthen our market position among U.S. telecommunications operators. For details of the Westell acquisition, please see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At July 3, 2011, we had approximately $142.8 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.

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

In October 2008, the Board of Directors approved plans to purchase shares of our common stock in the open market. As of July 3, 2011, we were authorized to purchase up to an additional 4.8 million shares under the share repurchase plan. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on various factors including, but not limited to, such factors as levels of cash generation from operations, cash requirements for acquisitions, and current stock price.

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of July 3, 2011 (in thousands):

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	Total
Operating leases	$6,805	$10,465	$8,004	$8,007	$33,281
Purchase obligations	142,801	—	—	—	142,801

	$149,606	$10,465	$8,004	$8,007	$176,082

Off-Balance Sheet Arrangements

As of July 3, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of July 3, 2011, we had total gross unrecognized tax benefits and related interest liabilities of $20.8 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Our critical accounting policies have not materially changed during the six months ended July 3, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Additionally, our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during the six months ended July 3, 2011.

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

A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $813,000 to net income, net of our hedged position, at July 3, 2011. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of July 3, 2011 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the three and six months ended July 3, 2011, 10.9% and 13.2%, respectively, of total net revenue was denominated in a currency other than the U.S. dollar.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	geopolitical disruption leading to delay or even stoppage of our operations in manufacturing, transportation, technical support and research and development;

•	delay or failure of our service provider customers to purchase at the volumes that we forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	allowance for bad debts exposure with our existing customers and new customers, particularly as we expand into new international markets;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand;

•	component supply constraints from our vendors;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products that would adversely impact our margins;

•	changes in the terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	the continued healthy operation of our suppliers and other parties with which we have commercial relations;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	litigation involving patent infringement;

•	epidemic or widespread failure, or unanticipated safety issues, in one or more of our products;

•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	labor unrest at facilities managed by our third-party manufacturers;

•	unanticipated increase in costs, including air freight, associated with shipping and delivery of our products;

•	our failure to implement and maintain the appropriate internal controls over financial reporting which may result in restatements of our financial statements; and

•	any changes in accounting rules.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;

•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors’ growth rates;

•	conditions in the financial markets in general or changes in general economic conditions;

•	interest rate or currency exchange rate fluctuations;

•	our ability or inability to raise additional capital;

•	our ability to report accurate financial results in our periodic reports filed with the SEC;

•	disclosures of previous non-public information in connection with our reorganization into three reporting segments in the second fiscal quarter of 2011; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins and loss of market share.

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the commercial business market include Allied Telesyn, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Inc., Hewlett-Packard, Huawei, Cisco Systems, the Linksys division of Cisco Systems, QNAP Systems, Seagate Technology, SonicWALL, Synology, WatchGuard and Western Digital. Our principal competitors in the home market for networking devices and television connectivity products include Apple, Belkin, D-Link, the Linksys division of Cisco Systems, and Roku. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Comtrend, D-Link, Hitron, Huawei, Motorola, Pace, Sagem, Scientific Atlanta-a Cisco company, SMC Networks, TechniColor, Ubee, and ZyXEL. Other current and potential competitors include numerous local vendors such as Devolo, LEA and AVM in Europe, Corega and Melco in Japan and TP-Link in China. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing increased competition from original design manufacturers, or ODM’s, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

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

Our business has been and may continue to be affected by a number of factors that are beyond our control such as general geopolitical, economic and business conditions, conditions in the financial services markets, and changes in the overall demand for networking products. A severe and/or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Continued uncertainty about current global economic conditions could cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products.

The recent economic problems affecting the banking system and financial markets and the recent uncertainty in global economic conditions has resulted in a number of adverse effects including tightening in the credit markets, a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the failure of the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and even Italy, could have international implications affecting the stability of global financial markets and hindering economies worldwide. Should the European Union monetary policy measures be insufficient to restore stability to the financial markets, the recovery of the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered or reversed, which could have a material adverse effect on us. There could also be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose market share. For example, component shortages in the fourth quarter of 2009 limited our ability to supply all the worldwide demand for our products and our revenue was affected. In addition, the earthquakes in Northern Japan in March 2011 and the resultant nuclear threats and tsunamis created uncertainty of supply for certain components and raw materials for our products. We have made alternative arrangements and have planned accordingly but there is no guarantee that our ancillary planning will be effective to maintain production of our products.

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

Throughout 2010 and 2011, we have significantly increased the rate of our new product introductions. If we cannot sustain the rapid pace of innovation, we may not be able to maintain or increase the market share of our products. In addition, if we are unable to successfully introduce new products with higher gross margins, our net revenue and overall gross margin would likely decline.

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

We are also subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities, including state revenue agencies and foreign governments. In 2011, the IRS commenced an examination of the Company’s 2008 and 2009 tax years. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. Any such disagreements may affect our profitability.

We are subject to, and must remain in compliance with, numerous governmental regulations concerning the manufacturing and use of our products, as well as any such future regulations. Some of our customers also require that we comply with their own unique requirements relating to these matters. Any failure to comply with such regulations and requirements, and any associated unanticipated costs, may adversely affect our business, financial condition and results of operations.

We manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. To the best of our knowledge, we maintain compliance with all current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where future regulations may be enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the Securities and Exchange Commission has proposed new rules in December 2010 regarding investigation and disclosure of the use of certain “conflict materials” in our products. If final rules are adopted, we contemplate that the rules may apply to our business and accordingly, we may need to expend additional resources to ensure compliance. While we do not currently know of any other proposed regulation regarding components in our products which would have a material impact on our business, if there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that would have a material adverse impact on our business, financial condition and results of operations.

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

The loss of recurring orders from any of our more significant customers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins. During the three months ended July 3, 2011, sales to Best Buy and its affiliates accounted for approximately 10% of our net revenue and sales to Ingram Micro and its affiliates accounted for approximately 10% of our net revenue. During the six months ended July 3, 2011, sales to Best Buy and its affiliates accounted for approximately 12% of our net revenue, sales to Ingram Micro and its affiliates accounted for approximately 10% of our net revenue and sales to Virgin Media and its affiliates accounted for approximately 10% of our net revenue. While these customers each accounted for 10% of our net revenue during the three months and six months ended July 3, 2011, there is no assurance that either of them will continue to purchase our products at the same rate for any future periods.

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

Further, our revenue may be impacted by significant one-time purchases which are not contemplated to be repeatable, such as the one-time approximately $10 million dollar order from a service provider customer in the three months ended July 3, 2011. While such purchases are reflected in our financial statements, we do not rely on and do not forecast for continued significant one-time purchases. As a result, lack of repeatable one-time purchases will adversely affect our revenue.

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

To maintain and grow our market share, net revenue and brand, we must maintain and expand our sales channels. Our sales channels consist of traditional retailers, online retailers, DMRs, VARs, and broadband service providers. Some of these entities purchase our products through our wholesale distributors. We generally have no minimum purchase commitments or long-term contracts with any of these third parties.

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

Specifically, substantially all of our manufacturing occurs in mainland China and any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our ODMs to manufacture our products. In addition, our ODM’s in China have continued to increase our costs of production, particularly in 2010 and 2011. These increased costs have affected our margins and ability to lower prices for our products to stay competitive. Recent labor unrest in China may also affect our ODMs as workers may strike and cause production delays If our ODMs and OEMs fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly harmed.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. Also, at any time, any of these companies, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

Continued performance of the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of the end of a fiscal year or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims.

Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end-user. For example, in January 2008, we announced a voluntary recall of the XE103 Powerline Ethernet Adapter made for Europe and other countries using 220-240 volt power sources and sold individually or in a bundled kit. In addition, certain of our contracts include epidemic failure clauses. If invoked, these clauses may entitle the customer to return for replacement or obtain credits for products and inventory, as well as terminate an existing contract and cancel future purchase orders. In such instances, we may also be obligated to cover significant costs incurred by the customer associated with the consequences of such epidemic failure, including freight and transportation required for product replacement. Costs or payments we make in connection with an epidemic failure may materially adversely affect our results of operations and financial condition. If our products contain defects or errors, or are found to be noncompliant with industry standards, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. In addition, our reputation and brand could be damaged, and we could face legal claims regarding our products. A product liability or other claim could result in negative publicity and harm to our reputation, resulting in unexpected expenses and adversely impacting our operating results. For instance, if a third party were able to successfully overcome the security measures in our products, such a person or entity could misappropriate customer data, third party data stored by our customers and other information, including intellectual property. In addition, the operations of our end-user customers may be interrupted. If that happens, affected end-users or others may file actions against us alleging product liability, tort, or breach of warranty claims.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, including in the fourth quarter of 2009, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories and to bring new product introductions to market quickly. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

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

We sell a substantial portion of our products through broadband service providers worldwide. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. Further, as the deployment of DOCSIS 3.0 technology by broadband service providers increases worldwide during 2011, we anticipate competing in an extremely price sensitive market and our margins may be affected. Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. In particular, managing inventory and production of our products for our service provider customers is a challenge. Many of our service provider customers have irregular purchasing requirements. These customers may decide to cancel orders for customized products specific to that customer, and we may not be able to reconfigure and sell those products in other channels. In addition, these customers may issue unforecasted orders for products which we may not be able to produce in a timely manner and as such, we may not be able to accept and deliver on such unforecasted orders. In certain cases, we may commit to fixed-price, long term purchase orders, with such orders priced in foreign currencies which could lose value over time in the event of adverse changes in foreign exchange rates. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. For example, we have been at the forefront of developing and selling DOCSIS 3.0 products to our service provider customers in 2010 and 2011. As our competitors develop DOCSIS 3.0 products, our service provider customers may use these competitor products as an alternate source for this technology. Our service provider customers may then require us to lower our prices or they may choose to purchase more DOCSIS 3.0 products from our competitors. Accordingly, our business may be harmed and our revenues may be reduced.

If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin expectations for a particular period of time and therefore adversely affect our stock price. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen slowdowns in capital expenditures by certain of our service provider customers in the past, and believe there may be potential for similar slowdowns in the future. Any slowdown in the general economy, over supply, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.

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

We cannot ensure that we will be successful in selecting, executing and integrating acquisitions. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. In addition, if stock market analysts or our stockholders do not support or believe in the value of the acquisitions that we choose to undertake, our stock price may decline.

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

We implemented a hedging program in November 2008 to hedge exposures to fluctuations in foreign currency exchange rates as a response to the risks of changes in the value of foreign currency denominated assets and liabilities. We may enter into foreign currency forward contracts or other instruments, the majority of which mature within approximately five months. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. In addition, in the second fiscal quarter of 2009, we commenced implementation of a hedging program to reduce the impact of volatile exchange rates on net revenues, gross profit and operating profit for limited periods of time. However, the use of such hedging activities may only offset a portion of the adverse financial effect resulting from unfavorable movements in foreign exchange rates.

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

As a result of our acquisitions, we have significant goodwill and amortizable intangible assets recorded on our balance sheet. In addition, significant negative industry or economic trends, such as those that have occurred as a result of the recent economic downturn, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill or amortizable intangible assets might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill or amortizable intangible assets be determined resulting in an adverse impact on our results of operations.

In the three months ended July 3, 2011, in connection with the Company’s reorganization into three specific business units (retail, commercial, and service provider), the Company allocated goodwill to each business unit and evaluated those allocations for potential impairment. No impairment exists during the three months ended July 3, 2011. We will continue to test goodwill for impairment at least annually at the business unit level. The allocation of goodwill may have greater impact for certain of the business segments, as compared to the other segments. Accordingly, the performance of a business unit may be adversely affected by the allocation of goodwill.

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

We rely on third parties to obtain non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of most of our products. In these cases, because the intellectual property we license is available from third parties, barriers to entry into certain markets may be lower for potential or existing competitors than if we owned exclusive rights to the technology that we license and use. Moreover, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third-party technology providers, or if any of these providers unilaterally decide not to do business with us for any reason, our ability to develop and sell products containing that technology would be severely limited. If we are shipping products that contain third-party technology that we subsequently lose the right to license, then we will not be able to continue to offer or support those products. In addition, these licenses often require royalty payments or other consideration to the third party licensor. Our success will depend, in part, on our continued ability to access these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially acceptable terms, if at all. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology of lower quality or performance standards, which would limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our margins, market share, and operating results could be significantly harmed.

We also utilize third-party software development companies to develop, customize, maintain and support software that is incorporated into our products. If these companies fail to timely deliver or continuously maintain and support the software, as we require of them, we may experience delays in releasing new products or difficulties with supporting existing products and customers. In addition, if these third-party licensors fail, then we may be unable to continue to sell products that incorporate the licensed technologies in addition to being unable to continue to maintain and support these products. We are increasingly exposed to these risks as we continue to develop and market more products containing third-party software, such as our TV connectivity, security and network attached storage products.

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

We rely upon third parties for a substantial portion of the intellectual property that we use in our products. At the same time, we rely on a combination of copyright, trademark, patent and trade secret laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our intellectual property rights. Despite efforts to protect our intellectual property, unauthorized third parties may attempt to design around, copy aspects of our product design or obtain and use technology or other intellectual property associated with our products. For example, one of our primary intellectual property assets is the NETGEAR name, trademark and logo. We may be unable to stop third parties from adopting similar names, trademarks and logos, particularly in those international markets where our intellectual property rights may be less protected. Furthermore, our competitors may independently develop similar technology or design around our intellectual property. Our inability to secure and protect our intellectual property rights could significantly harm our brand and business, operating results and financial condition.

Our sales and operations in international markets expose us to operational, financial and regulatory risks.

International sales comprise a significant amount of our overall net revenue. International sales were 48% of overall net revenue in fiscal 2010 and 49% of overall net revenue for the three months ended July 3, 2011. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

We are expanding and reorganizing our operations and pursuing market opportunities both domestically and internationally in order to grow our sales. We expect that this attempted expansion will require enhancements to our existing management information systems, and operational and financial controls. In addition, if we continue to grow, our expenditures will likely be significantly higher than our historical costs. We may not be able to install adequate controls in an efficient and timely manner as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management, operational and financial resources. In addition, if we grow internationally, we will have to expand and enhance our communications infrastructure. Commencing with the three months ended July 3, 2011, we are reorganizing our business into three business units: retail, commercial, and service provider. The Company’s reorganization into three business units may cause significant distraction to our management and employees. In addition, disclosures of previously non-public information in connection with our reorganization may also provide our competitors with strategic data which may put us at a competitive disadvantage and harm our business. These new disclosures about our performance may also cause our stock price to decline. If we fail to continue to improve our management information systems, procedures and financial controls or encounter unexpected difficulties during expansion and reorganization, our business could be harmed.

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

Although we have not recognized any material losses on our cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments with both domestic and international financial institutions. Accordingly, we face exposure to fluctuations in interest rates, which may limit our investment income. If these financial institutions default on their obligations or their credit ratings are negatively impacted by liquidity issues, credit deterioration or losses, financial results, or other factors, the value of our cash equivalents and short-term investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results.

Economic conditions, political events, war, terrorism, public health issues, natural disasters and other circumstances could materially adversely affect us.

Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California, both of which are regions known for seismic activity. Significantly all of our critical enterprise-wide information technology systems, including our main servers, are currently housed in colocation facilities near our headquarters in Northern California. While we have moved our critical information technology systems in 2010 to colocation facilities in a different geographic region in the United States, our headquarters and warehouses remain susceptible to seismic activity so long as they are located in California. In addition, substantially all of our manufacturing occurs in two geographically concentrated areas in mainland China, where disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business.

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

We depend significantly on worldwide economic conditions and their impact on consumer spending levels, which have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. Factors that could influence the levels of consumer spending include increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior.

In addition, war, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. For example, labor disputes at manufacturing facilities in China occurred in 2010 and have led to workers going on strike. The recent trend of labor unrest could materially affect our third-party manufacturers’ abilities to manufacture our products. In addition, earthquakes and resultant nuclear threats and tsunamis in Japan in March 2011 have caused some disruption to our supply of raw materials and components for our products and may impact our operating results in Japan. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant

/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2011

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.