Form 10-Q
period 2011-10-02
NETGEAR, INC
filed 2011-11-08
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 2, 2011.

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 37,560,904 as of November 4, 2011.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 2, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$174,278	$126,173
Short-term investments	146,781	144,564
Accounts receivable, net	218,653	226,731
Inventories	135,963	127,394
Deferred income taxes	21,020	19,332
Prepaid expenses and other current assets	29,919	23,850

Total current assets	726,614	668,044
Property and equipment, net	16,079	17,503
Intangibles, net	22,034	6,241
Goodwill	85,944	74,198
Other non-current assets	13,617	14,335

Total assets	$864,288	$780,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,672	$89,155
Accrued employee compensation	23,190	24,130
Other accrued liabilities	107,826	110,413
Deferred revenue	23,934	27,538
Income taxes payable	—	3,487

Total current liabilities	230,622	254,723
Non-current income taxes payable	18,685	19,719
Other non-current liabilities	5,150	5,443

Total liabilities	254,457	279,885

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock	38	36
Additional paid-in capital	358,162	316,108
Cumulative other comprehensive income (loss)	(14)	281
Retained earnings	251,645	184,011

Total stockholders’ equity	609,831	500,436

Total liabilities and stockholders’ equity	$864,288	$780,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
Net revenue	$301,800	$236,017	$871,863	$643,521
Cost of revenue	205,490	160,310	597,390	425,428

Gross profit	96,310	75,707	274,473	218,093

Operating expenses:
Research and development	12,738	10,564	35,102	29,814
Sales and marketing	39,600	34,069	115,284	95,216
General and administrative	10,851	9,358	31,044	26,697
Restructuring and other charges	—	(8)	2,094	(76)
Litigation reserves, net	44	—	(234)	211

Total operating expenses	63,233	53,983	183,290	151,862

Income from operations	33,077	21,724	91,183	66,231
Interest income	115	132	350	302
Other income (expense), net	(267)	(326)	(938)	(388)

Income before income taxes	32,925	21,530	90,595	66,145
Provision for income taxes	6,178	8,435	22,062	28,858

Net income	$26,747	$13,095	$68,533	$37,287

Net income per share:
Basic	$0.71	$0.37	$1.85	$1.06

Diluted	$0.70	$0.36	$1.81	$1.04

Weighted average shares outstanding used to compute net income per share:
Basic	37,483	35,441	36,967	35,218

Diluted	38,080	36,009	37,812	35,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 2,	October 3,
	2011	2010
Cash flows from operating activities:
Net income	$68,533	$37,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,068	9,826
Purchase premium amortization on investments	467	90
Non-cash stock-based compensation	10,334	9,211
Income tax benefit associated with stock option exercises	3,269	1,996
Excess tax benefit from stock-based compensation	(3,426)	(2,112)
Deferred income taxes	(1,516)	(6,356)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	8,078	(12,746)
Inventories	(2,279)	(19,804)
Prepaid expenses and other assets	(5,813)	30
Accounts payable	(13,484)	(29,179)
Accrued employee compensation	(940)	8,506
Other accrued liabilities	(3,013)	13,253
Deferred revenue	(3,604)	(1,149)
Income taxes payable	(4,521)	450

Net cash provided by operating activities	63,153	9,303

Cash flows from investing activities:
Purchases of short-term investments	(188,329)	(170,133)
Proceeds from sale of short-term investments	185,680	100,000
Purchase of property and equipment	(5,816)	(6,049)
Loan issued	—	(3,030)
Payments for patents	—	(1,270)
Payments made in connection with business acquisitions	(37,509)	(12,000)

Net cash used in investing activities	(45,974)	(92,482)

Cash flows from financing activities:
Purchase and retirement of treasury stock	(899)	(656)
Proceeds from exercise of stock options	26,647	6,867
Proceeds from issuance of common stock under employee stock purchase plan	1,752	1,202
Excess tax benefit from stock-based compensation	3,426	2,112

Net cash provided by financing activities	30,926	9,525

Net increase (decrease) in cash and cash equivalents	48,105	(73,654)
Cash and cash equivalents, at beginning of period	126,173	172,202

Cash and cash equivalents, at end of period	$174,278	$98,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global networking company that delivers innovative products to consumers, businesses and service providers. For consumers, the Company makes high performance, dependable and easy-to-use home networking, storage and digital media products to connect people with the Internet and their content and devices. For businesses, the Company provides networking, storage and security solutions without the cost and complexity of Big IT. The Company also supplies leading service providers with retail proven, whole home networking solutions for their customers. The Company’s products are built on a variety of proven technologies such as wireless, Ethernet and powerline, with a focus on reliability and ease-of-use. The Company sells products primarily through a global sales channel network, which includes traditional retailers, online retailers, wholesale distributors, direct market resellers, or DMRs, value added resellers, or VARs, and broadband service providers.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three months and nine months ended October 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The Company has made certain reclassifications to prior period net revenue by geography in order to conform to the current period presentation. For details of these reclassifications, please see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s significant accounting policies have not materially changed during the three and nine months ended October 2, 2011.

2. Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for the Company for business combinations with an acquisition date on or after January 1, 2011. Since the adoption of the update to the authoritative guidance for consolidation only requires additional disclosures, the adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements.” ASU 2011-04 contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. ASU 2011-04 will only impact the Company’s “Level 3” disclosures. ASU 2011-04 is effective prospectively for the Company in the first quarter of fiscal 2012. The adoption is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 allows two presentation alternatives: present items of net income and other comprehensive income (1) in one continuous statement, referred to as the statement of comprehensive income or (2) in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective prospectively for the Company in the first quarter of fiscal 2012. The Company is currently evaluating which presentation alternative it will utilize. Since the adoption of the authoritative guidance only requires additional disclosures, the adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The Company has elected to early adopt ASU 2011-08 in the fourth quarter of fiscal year 2011. The adoption is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Additionally, the acquisition agreement specified that Leaf shareholders may receive a total additional payout of up to $900,000 in cash over the three years following the closing of the acquisition if developed products pass certain acceptance criteria. During the three months ended March 28, 2010, the Company determined that the present value of the $900,000 potential additional payout was approximately $800,000. For each subsequent quarter, the Company will measure at fair value for each reporting period and record a liability. The Company paid $400,000 for the first portion of this additional payout in the three months ended April 3, 2011. As of October 2, 2011, the Company had determined the remaining acceptance criteria for the final $500,000 portion of the eligible additional payout were nearing completion, and is carrying a liability for the entire $500,000.

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

Of the $900,000 of goodwill recorded on the acquisition of Leaf, approximately $471,000 was deductible for federal and state income tax purposes.

The $2.0 million in acquired intangible assets was designated as existing technology. The value was calculated based on the present value of the future estimated cash flows derived from projections of future revenue attributable to existing technology. This $2.0 million will be amortized over its estimated useful life of seven years.

Westell Technologies, Inc.

On April 15, 2011, the Company completed the acquisition of certain intellectual property and other assets of the Customer Networking Solutions division of Westell Technologies, Inc. (“Westell”) at a purchase price of $37.0 million in cash. The acquisition included inventories, property and equipment, intangible assets, and liabilities that existed at the closing date, including employee bonuses and product warranties. The acquisition qualifies as a business combination and was accounted for using the acquisition method of accounting. The Company believes the acquisition will bolster its service provider revenue growth and strengthen its market position among U.S. telecommunications operators.

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

A total of $100,000 of the $19.5 million in acquired intangible assets was designated as order backlog. The value was calculated based on an estimate of order backlog using the expected cash flow for the orders and discounted at 3.3%. This $100,000 has been fully amortized as of October 2, 2011.

4. Stock-based Compensation

The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of October 2, 2011, a total of 790,067 shares were reserved for future grants under these plans.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the ESPP included in the Company’s Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Cost of revenue	$259	$202	$737	$708
Research and development	606	556	1,873	1,709
Sales and marketing	1,264	1,134	3,949	3,539
General and administrative	1,325	1,055	3,775	3,255

	$3,454	$2,947	$10,334	$9,211

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on the historical volatility of the Company’s stock for the three and nine months ended October 2, 2011 and October 3, 2010:

	Stock Options		Stock Options
	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Expected life (in years)	4.3	4.4	4.4	4.5
Risk-free interest rate	1.09%	1.49%	1.73%	2.15%
Expected volatility	51%	50%	50%	50%
Dividend yield	—	—	—	—

As of October 2, 2011, $23.4 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.51 years. Additionally, $3.2 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.14 years.

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

The Company’s standard warranty obligation to its end-users provides for replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. The estimated cost associated with fulfilling the Company’s warranty obligation to end-users is recorded in cost of revenue. Because the Company’s products are manufactured by third party manufacturers, in certain cases the Company has recourse to the third party manufacturer for replacement or credit for the defective products. The Company gives consideration to amounts recoverable from its third party manufacturers in determining its warranty liability.

Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Nine Months Ended
	October 2, 2011	October 3, 2010
Balance as of beginning of the period	$40,513	$30,610
Provision for warranty liability made during the period	42,961	48,805
Settlements made during the period	(42,898)	(39,954)

Balance at end of period	$40,576	$39,461

6. Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $3.5 million and $10.3 million for the three and nine months ended October 2, 2011, respectively, and $3.0 million and $8.3 million for the three and nine months ended October 3, 2010, respectively.

7. Restructuring and Other Charges

In April 2011, the Company incurred $1.6 million in restructuring costs for employee severance related to the reorganization into three specific business units. Refer to Note 12, “Segment Information, Operations by Geographic Area and Significant Customers” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the reorganization into business units. In addition, the Company incurred $464,000 in transition services in connection with the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. Refer to Note 3, “Business Acquisitions” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the Westell acquisition. The Company presents expenses related to restructuring and other charges as a separate line item in its unaudited condensed consolidated statements of operations.

The following is a summary of the accrued restructuring charges:

	Accrued Restructuring and Other Charges at December 31, 2010	Additions	Cash Payments	Accrued Restructuring and Other Charges at October 2, 2011
	(In thousands)
Reorganization in business units	$—	$1,630	$(1,630)	$—
Westell acquisition transition costs	—	464	(464)	—

Current portion	$—	$2,094	$(2,094)	$—

8. Derivative Financial Instruments

The Company’s subsidiaries have had and will continue to have material future cash flows, including revenue and expenses, which are denominated in currencies other than the Company’s functional currency. The Company and all its subsidiaries designate the U.S. dollar as the functional currency. Changes in exchange rates between the Company’s functional currency and other currencies in which the Company transacts business will cause fluctuations in cash flow expectations and cash flow realized or settled. Accordingly, the Company uses derivatives to mitigate its business exposure to foreign exchange risk. The Company enters into foreign currency forward contracts in euros, British pounds, Australian dollars and Japanese yen to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses and existing assets and liabilities. The Company does not enter into derivatives transactions for trading or speculative purposes.

    Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for three to five months. The Company enters into about six forward contracts per quarter with an average size of about $6 million USD equivalent related to its cash flow hedging program.

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended October 2, 2011 and October 3, 2010, respectively.

    Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities that may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about 11 non-designated derivatives per quarter. The average size of its non-designated hedges is about $2 million USD equivalent and these hedges range from one to five months in duration.

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, immateriality, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheet at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of its designated hedges are adjusted to fair value through earnings in “Other income (expense), net.”

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

The fair values of the Company’s derivative instruments and the line items on the Unaudited Condensed Consolidated Balance Sheet to which they were recorded as of October 2, 2011 and December 31, 2010 are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at October 2, 2011	Balance Sheet Location	Fair Value at December 31, 2010
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$1,970	Prepaid expenses and other current assets	$1,381
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	8

Total		$1,970		$1,389

Derivative Liabilities	Balance Sheet Location	Fair Value at October 2, 2011	Balance Sheet Location	Fair Value at December 31, 2010
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(532)	Other accrued liabilities	$(770)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	(41)	Other accrued liabilities	(19)

Total		$(573)		$(789)

For details of the Company’s fair value measurements, please see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

The effects of the Company’s derivatives not designated as hedging instruments in other income (expense), net on the Statement of Operations for the three and nine months ended October 2, 2011 and October 3, 2010 is as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended October 2, 2011	Nine Months Ended October 2, 2011
Foreign currency forward contracts	Other income (expense), net	$1,602	$(1,294)

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended October 3,2010	Nine Months Ended October 3,2010
Foreign currency forward contracts	Other income (expense), net	$(3,378)	$48

The effects of the Company’s derivative instruments on other comprehensive income and the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended October 2, 2011 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended October 2, 2011
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$190	Net revenue	$280	Other income (expense), net	$(94)
Foreign currency forward contracts	—	Cost of revenue	—	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(20)	Other income (expense), net	—

Total	$190		$260		$(94)

Derivatives Designated as Hedging Instruments	Nine Months Ended October 2, 2011
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$174	Net revenue	$511	Other income (expense), net	$(222)
Foreign currency forward contracts	—	Cost of revenue	(2)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(18)	Other income (expense), net	—

Total	$174		$491		$(222)

The effects of the Company’s derivative instruments on other comprehensive income and the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended October 3, 2010 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended October 3, 2010
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(5)	Net revenue	$220	Other income (expense), net	$(66)
Foreign currency forward contracts	—	Cost of revenue	(9)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(176)	Other income (expense), net	—

Total	$(5)		$35		$(66)

Derivatives Designated as Hedging Instruments	Nine Months Ended October 3, 2010
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$1,391	Net revenue	$1,860	Other income (expense), net	$(160)
Foreign currency forward contracts	—	Cost of revenue	(23)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(610)	Other income (expense), net	—

Total	$1,391		$1,227		$(160)

(a)	Refer to Note 15, “Comprehensive Income and Cumulative Other Comprehensive Income, Net” of the Notes to Unaudited Condensed Consolidated Financial Statements, which summarizes the activity in other comprehensive income related to derivatives.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the nine months ended October 2, 2011 and October 3, 2010.

9. Balance Sheet Components

Accounts receivable, net (in thousands):

	October 2, 2011	December 31, 2010
Gross accounts receivable	$235,395	$241,632

Less: Allowance for doubtful accounts	(1,480)	(1,481)
Allowance for sales returns	(11,484)	(10,273)
Allowance for price protection	(3,778)	(3,147)

Total allowances	(16,742)	(14,901)

Accounts receivable, net	$218,653	$226,731

Inventories (in thousands):

	October 2, 2011	December 31, 2010
Raw materials	$2,225	$1,591
Finished goods	133,738	125,803

Total	$135,963	$127,394

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net (in thousands):

	October 2, 2011	December 31, 2010
Computer equipment	$7,036	$6,057
Furniture, fixtures and leasehold improvements	9,663	9,450
Software	19,839	18,553
Machinery and equipment	20,028	17,465
Construction in progress	360	30

	56,926	51,555
Less: accumulated depreciation and amortization	(40,847)	(34,052)

Property and equipment, net	$16,079	$17,503

Goodwill (in thousands):

	Goodwill at December 31, 2010	Westell Acquisition	Goodwill at October 2, 2011
Goodwill	$74,198	11,746	$85,944

Goodwill increased $11.7 million during the nine months ended October 2, 2011 due to the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. (“Westell”). For additional discussion of the Westell acquisition, please refer to Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

In the fourth quarter of 2010, the Company completed its annual goodwill impairment test based on the Company operating in one segment. The Company determined that goodwill was not impaired at December 31, 2010 since the estimated fair value of the Company exceeded its carrying value.

In the three months ended July 3, 2011, the Company reorganized its reporting structure which resulted in changes to its segment reporting from one reporting segment, which comprised the development, marketing and sale of networking products for the commercial business and home markets, to three reporting segments: retail, commercial and service provider. Refer to Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the change in segment reporting.

On the first day of the second fiscal quarter of 2011, the Company performed a goodwill impairment assessment as a result of the change in reportable segments. The Company initially determined the fair value of the new business units and allocated goodwill to each segment based on their relative fair values. The Company compared the fair value of the new reporting units to the reporting unit’s carrying value and determined that goodwill was not impaired at July 3, 2011 since the estimated fair values of each of the Company’s reporting units exceeded the carrying values. As the Company has not been aware of any changed conditions or situations since the last impairment testing performed that might call into question whether the current balances are fairly recorded, no impairment testing was performed in the three months ended October 2, 2011. In the fourth quarter of 2011, the Company will perform its annual goodwill impairment test based on the Company operating in three segments.

The fair value of the new business units was determined using an income approach and a market approach, which were weighted equally. Under the income approach, the fair value of an asset is based on the value of the estimated cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 13 to 15 percent to arrive at their respective fair values. Under the market approach, the fair value of the unit is based on an analysis of financial data for publicly traded companies engaged in the same or similar lines of business.

The following table presents the changes in carrying amount of goodwill in each of the Company’s recast reportable segments at October 2, 2011 (in thousands):

		New Segments
	Old Segment	Retail	Commercial	Service Provider	Total
Goodwill at December 31, 2010	$74,198	$—	$—	$—	$74,198
Relative fair value approach	(74,198)	33,546	32,043	8,609	—

Goodwill at April 4, 2011	—	33,546	32,043	8,609	74,198
Westell acquisition goodwill	—	—	—	11,746	11,746

Goodwill at October 2, 2011	$—	$33,546	$32,043	$20,355	$85,944

Other accrued liabilities (in thousands):

	October 2, 2011	December 31, 2010
Sales and marketing programs	$36,232	$37,020
Warranty obligation	40,576	40,513
Freight	6,683	7,174
Other	24,335	25,706

Other accrued liabilities	$107,826	$110,413

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

Net income per share for the three and nine months ended October 2, 2011 and October 3, 2010 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net income	$26,747	$13,095	$68,533	$37,287

Weighted average shares outstanding:
Basic	37,483	35,441	36,967	35,218
Dilutive potential common shares	597	568	845	673

Total diluted	38,080	36,009	37,812	35,891

Basic net income per share	$0.71	$0.37	$1.85	$1.06

Diluted net income per share	$0.70	$0.36	$1.81	$1.04

Weighted average stock options and unvested restricted stock awards to purchase 1,860,645 and 1,897,788 shares of the Company’s stock for the three and nine months ended October 2, 2011, respectively, and 2,728,227 and 2,808,503 shares for the three and nine months ended October 3, 2010, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

11. Income Taxes

The income tax provision for the three and nine months ended October 2, 2011 was $6.2 million, or an effective tax rate of 18.8 percent, and $22.1 million, or an effective tax rate of 24.4 percent, respectively. The tax provision for the three and nine months ended October 3, 2010 was $8.4 million or an effective tax rate of 39.2 percent and $28.9 million or an effective tax rate of 43.6 percent, respectively. The decrease in income tax expense and effective tax rate for the three and nine month period ended October 2, 2011 compared to the same periods in the prior year was primarily caused by higher forecasted pre-tax earnings in foreign jurisdictions with tax rates lower than the U.S. federal rate and the tax benefit from the reversal of tax accruals for uncertain tax positions from various tax jurisdictions where the statutes of limitation have closed. Additionally, the tax provision for the nine months ended October 2, 2011 was further reduced by discrete tax benefits recorded for the exercise of employee stock options during the period.

The higher tax expense and effective tax rate for the three months and nine months ended October 3, 2010, was caused by a loss incurred in a country where such loss provided no tax benefit. Accordingly, tax was accrued ratably on the profitable operations based on the income earned during that period while no tax benefit was accrued on the loss. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The Company’s future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate.

The Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments are not anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next 12 months is approximately $0.7 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

12. Segment Information, Operations by Geographic Area and Significant Customers

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has through the first fiscal quarter of 2011 operated in one business segment, which comprises the development, marketing and sale of networking products for the commercial business and home markets.

In the three months ended July 3, 2011, the Company made organizational changes that have resulted in changes to the way in which the CODM manages and evaluates the business. The Company’s business is now managed in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, storage and digital media products to connect people with the Internet and their content and devices. The commercial business unit consists of business networking, storage and security solutions without the cost and complexity of Big IT. The service provider business unit consists of products sold to service providers with retail proven, whole home networking solutions for their customers. Each business unit is managed by a Senior Vice President/General Manager. There is no change in the CODM before and after the reorganization of the segments.

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

Asset data is not reviewed by the Company’s CODM at the segment level and therefore is not presented. Discrete financial information on individual products and services within the respective segments is not reviewed by the Company’s CODM, and therefore a separate disclosure of similar classes of products and services below the segment level is not presented.

Financial information for each reportable segment is as follows (in thousands, except percentage data):

	Three Months Ended
	October 2, 2011			October 3, 2010
	Net Revenue	Contribution Income	Contribution Margin	Net Revenue	Contribution Income	Contribution Margin
Retail	$127,082	$19,958	15.7%	$115,165	$18,346	15.9%
Commercial	91,059	23,013	25.3%	75,532	16,910	22.4%
Service Provider	83,659	6,662	8.0%	45,320	997	2.2%

Total	$301,800	$49,633	16.4%	$236,017	$36,253	15.4%

	Nine Months Ended
	October 2, 2011			October 3, 2010
	Net Revenue	Contribution Income	Contribution Margin	Net Revenue	Contribution Income	Contribution Margin
Retail	$352,076	$60,843	17.3%	$316,819	$51,189	16.2%
Commercial	247,793	56,716	22.9%	211,766	48,433	22.9%
Service Provider	271,994	24,063	8.8%	114,936	9,199	8.0%

Total	$871,863	$141,622	16.2%	$643,521	$108,821	16.9%

Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, general and administrative costs, stock-based compensation expenses, amortization of intangibles, acquisition-related integration costs, restructuring costs, litigation reserves and interest and other income (expense), net.

The reconciliation of segment information to the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Segment contribution income	$49,633	$36,253	$141,622	$108,821
Corporate and unallocated costs	(11,994)	(10,226)	(33,986)	(28,608)
Amortization of intangible assets	(1,064)	(1,344)	(3,610)	(3,970)
Stock-based compensation expense	(3,454)	(2,947)	(10,334)	(9,211)
Restructuring and other charges	—	8	(2,094)	76
Acquisition related compensation	—	(20)	(40)	(666)
Impact to cost of sales from acquisition accounting adjustments to inventory	—	—	(609)	—
Litigation reserves, net	(44)	—	234	(211)
Interest income	115	132	350	302
Other income (expense), net	(267)	(326)	(938)	(388)

Income before income taxes	$32,925	$21,530	$90,595	$66,145

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

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
United States	$144,969	$120,063	$419,460	$323,774
Americas (excluding U.S.)	4,040	1,345	11,022	8,487
United Kingdom	38,010	30,590	124,831	71,087
EMEA (excluding U.K.)	81,725	58,975	227,855	167,623
Asia Pacific	33,056	25,044	88,695	72,550

Total net revenue	$301,800	$236,017	$871,863	$643,521

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	October 2, 2011	December 31, 2010
United States	$10,531	$11,808
Americas (excluding U.S.)	46	22
EMEA	321	205
China	4,411	4,848
Asia Pacific (excluding China)	770	620

	$16,079	$17,503

Significant customers are as follows (as a percentage of net revenue):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Best Buy Co., Inc. and Affiliates (Retailer)	11%	16%	11%	16%
Ingram Micro, Inc. and Affiliates (Distributor)	10%	11%	10%	12%
All others	79%	73%	79%	72%

	100%	100%	100%	100%

13. Commitments and Contingencies

Litigation and Other Legal Matters

Wi-Lan Inc. v. NETGEAR

In October 2007, a lawsuit was filed against the Company by Wi-Lan Inc. (“Wi-Lan”), a patent-holding company existing under the laws of Canada, in the U.S. District Court, Eastern District of Texas. Wi-Lan alleged that the Company infringed U.S. Patent Nos. 5,282,222, RE37,802 and 5,956,323. Wi-Lan accused the Company of infringement with respect to its wireless networking products compliant with the IEEE 802.11 standards and ADSL products compliant with the ITUG.992 standards. Wi-Lan also sued 21 other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. A claim construction hearing took place for the ‘222 and ‘802 Patents on March 11, 2010, and on May 11, 2010, the Court issued its order interpreting the claims of these patents (claim construction order). The claim construction hearing on the ‘323 patent occurred on September 1, 2010, and the Court subsequently issued its claim construction order for this patent. The Court ordered that infringement of the RE37,802 and 5,282,222 (Wi-Fi) patents would be tried first, as to all defendants, and infringement of the 5,956,323 (DSL) patent would be addressed in a second trial. Shortly before the beginning of the first trial, the Company and Wi-Lan entered into settlement discussions. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company and Wi-Lan signed a binding release agreement in which the Company agreed to make a one-time lump sum payment to be paid by May 15, 2011 in consideration for mutual general releases. In the agreement, each party agreed to release the other party from all claims, known or unknown, under any of the ‘222, ‘802 and ‘323 Patents with respect to the manufacture, use, sale, etc. of products by the Company. Each party agreed to bear its own costs and attorneys’ fees. The Company made the required one-time lump sum payment that was due by May 15, 2011. This arrangement is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Court has dismissed all claims between Wi-Lan and the Company, including all claims presented by Wi-Lan’s complaint and all of the Company’s counterclaims, and neither of the scheduled trials between Wi-Lan and the Company will occur. This litigation matter is now concluded.

Fujitsu et. al v. NETGEAR

In December 2007, a lawsuit was filed against the Company by Fujitsu Limited, LG Electronics, Inc. and U.S. Philips Corporation in the U.S. District Court, Western District of Wisconsin. The plaintiffs allege that the Company infringes U.S. Patent Nos. 6,018,642, 6,469,993 and 4,975,952. The plaintiffs accuse the Company’s wireless networking products compliant with the IEEE 802.11 standards of infringement. The Company filed its answer to the lawsuit in the first quarter of 2008. The District Court held a claim construction hearing on August 15, 2008. On September 10, 2008, the District Court issued a claim construction order. In February 2009, the parties filed numerous motions for summary judgment concerning, among other things, non-infringement, invalidity, and other affirmative defenses. In September 2009, the District Court granted the Company’s motion for summary judgment of non-infringement of the three patents-in-suit. The District Court determined that the Company’s compliance with the 802.11 standard did not necessarily infringe the patents-in-suit and that the plaintiffs did not provide adequate evidence regarding the function of the Company’s products to put the issue of infringement before a jury. In light of the District Court’s determination that the patents-in-suit were not infringed, the District Court declined to address the Company’s summary judgment claims of the invalidity of the patents in question. On December 23, 2009, the Plaintiffs filed two briefs with the Federal Circuit appealing the District Court’s summary judgment rulings. On December 30, 2009, the District Court ordered litigation costs in the amount $175,000 to be reimbursed to the Company, which were never collected or recognized. The Company’s opposition brief to the Plaintiff’s appeal was submitted on February 18, 2010. The Federal Circuit heard oral arguments on the Plaintiffs’ appeal on June 7, 2010. On September 20, 2010, the Federal Circuit issued a unanimous ruling that made three separate findings. It affirmed a summary judgment ruling from the District Court that the Company did not infringe the claims of a Fujitsu patent related to wireless communications technology. In addition, the Court affirmed a summary judgment ruling that the Company did not infringe the claims of an LG Electronics Inc. patent also related to wireless communications technology. Further, the court affirmed the lower court's ruling that the Company did not infringe a Philips patent for a method of transmitting data messages in a communications network, except for four products. For those four products, the Court ruled that Philips produced sufficient evidence of direct infringement, so that an infringement trial for these four products could proceed. On October 19, 2010, plaintiff LG Electronics submitted a petition for rehearing to the Federal Circuit requesting that the Federal Circuit’s decision be set aside with respect to LG Electronics’ asserted patent and that a rehearing be granted. The Federal Circuit denied LG Electronics' petition for a rehearing on November 2, 2010, letting stand its September 20, 2010 order affirming the District Court’s decision to grant the Company summary judgment of noninfringement on the patent asserted by LG Electronics. Subsequent to the Federal Circuit ruling, the parties began settlement discussions with respect to the four remaining products accused of infringing the Philips patent. On March 8, 2011, the District Court approved the settlement agreement between Philips and the Company. This arrangement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. This litigation matter is now concluded.

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court, District of South Carolina. OptimumPath claims that certain of the Company’s wireless networking products infringe on OptimumPath’s U.S. Patent No. 7,035,281. OptimumPath also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32. In March 2009, the District Court granted defendants’ motion to transfer the case to the U.S. District Court, Northern District of California. In July 2009, the petition to challenge the denial of reexamination of claims 4-7 and 11-32 was denied. The Company and OptimumPath attended a Court-ordered mediation on September 22, 2009 but were unable to make progress towards settlement. The Company and other defendants filed a combined claim construction/summary judgment brief on December 23, 2010. OptimumPath responded on January 20, 2011, and the defendants replied on February 3, 2011. The oral arguments on claim construction and the summary judgment motion were made on February 17, 2011. On April 12, 2011, the District Court granted defendants’ motion for summary judgment on OptimumPath’s claim for literal infringement and defendants’ motion to preclude OptimumPath’s infringement claims based on the doctrine of equivalents. The Court also found that the accused devices did not infringe under the doctrine of equivalents. The Court also granted defendants’ motion for summary judgment that asserted claims 1, 2, 6, and 9 through 13 of the ‘281 patent were invalidated by various prior art. The pretrial conference and trial dates were vacated. OptimumPath filed its notice of appeal to the Federal Circuit of the District Court’s rulings on May 18, 2011. On May 23, 2011, the District Court entered the defendants’ joint request for costs in the amount of $102,554.00, which have not yet been collected or recognized. On June 29, 2011, the Federal Circuit docketed the appeal. OptimumPath submitted its opening brief in its appeal to the Federal Circuit on October 21, 2011, and the Company’s answering brief is due on December 2, 2011. OptimumPath reply brief will then be due on December 16, 2011.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court, Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 (‘912 Patent) and 7,193,562 (‘562 Patent) in the course of deploying Wi-Fi antenna array technology in its WPN824 RangeMax wireless router. Ruckus also sued Rayspan Corporation alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the third quarter of 2008. The Company and Rayspan Corporation jointly filed a request for inter partes reexamination of the Ruckus patents with the USPTO on September 4, 2008. The Court issued a stay of the litigation while the reexaminations proceeded in the USPTO. On November 28, 2008, a reexamination was ordered with respect to claims 11-17 of the ‘562 Patent, but denied with respect to claims 1-10 and 18-36. On December 17, 2008, the defendants jointly filed a petition to challenge the denial of reexamination of claims 1-10 and 18-36 of the ‘562 Patent. In July 2009, the petition was denied, and the remaining claims 11-17 were confirmed. The Company is appealing the confirmation of claims 11-17. On December 2, 2008, reexamination was granted with regard to the ‘912 Patent. In early October 2009, the Company received an Action Closing Prosecution in the reexamination of the ’912 Patent. All the claims of the ‘912 Patent, with the exception of the unchallenged claims 7 and 8, were finally rejected by the USPTO. On October 30, 2009, Ruckus submitted an “after-final” amendment in the ‘912 Patent reexamination proceeding. The Company’s comments to Ruckus’ “after-final” amendment were submitted on November 30, 2009. On December 1, 2009, the Court found that bifurcating the ‘562 Patent from the ‘912 Patent and commencing litigation on the ‘562 Patent while the USPTO reexamination process and appeals are still pending would be an inefficient use of the Court’s resources. Accordingly, the Court ruled that the litigation stay should remain in effect. On September 12, 2010, the Company filed the rebuttal brief in its appeals of the USPTO’s rulings during the reexamination of the ‘562 Patent, and the Company requested an oral hearing with the Board of Appeals at the USPTO to discuss this brief. On September 13, 2010, Ruckus filed a notice of appeal of the ‘912 Patent to appeal the adverse rulings it received from the USPTO in the reexamination of this patent. The Company filed a respondent’s brief in the ‘912 Patent case on January 24, 2011. An oral hearing in the ‘562 case was set for February 1, 2011, but the Company decided to cancel it and let the USPTO decide the ‘562 case based solely on the previously submitted papers. On May 13, 2011, the USPTO indicated that the Company was successful in its appeal of the examiner’s previous decision to allow claims 11-17 in the ‘562 reexamination, and the USPTO Board of Appeals reversed the examiner’s decision and declared those claims invalid. On June 13, 2011, Ruckus submitted a request for rehearing by the Board of Appeals of its decision to reject claims 11-17 of the ‘562 Patent. On September 28, 2011, the Board of Patent Appeals and Interferences denied Ruckus’s request for a rehearing in the ‘562 Patent reexamination case. The next step for Ruckus would be to file a notice of appeal to the Court of Appeals for the Federal Circuit. Ruckus has 60 days from September 28, 2011 until November 27, 2011in which to file such a notice.

On November 4, 2009, Ruckus filed a new complaint in the U.S. District Court, Northern District of California alleging the Company and Rayspan Corporation infringe a patent that is related to the patents previously asserted against the Company and Rayspan Corporation by Ruckus, as discussed above. This newly asserted patent is U.S. Patent No. 7,525,486 entitled “Increased wireless coverage patterns.” As with the previous Ruckus action, the WPN824 RangeMax wireless router is the alleged infringing device. The Company challenged the sufficiency of Ruckus’s complaint in this new action and moved to dismiss the complaint. Ruckus opposed this motion. The Court partially agreed with the Company’s motion and ordered Ruckus to submit a new complaint, which Ruckus did. The initial case management conference occurred on February 11, 2010. On March 25, 2010, the Court ordered a stay until the completion of the ‘562 Patent’s reexamination proceedings in the first Ruckus lawsuit against the Company and Rayspan. The Court instructed the parties to submit status reports to the Court every six months, apprising the Court of the status of the pending reexamination proceedings in the USPTO. Upon final exhaustion of all pending reexamination proceedings of the ‘562 Patent, including any appeals, the Court ordered the parties to jointly submit to the Court a letter indicating that all appeals have been exhausted and requesting a further case management conference.

On November 19, 2010, the Company filed suit against Ruckus in the U.S. District Court, District of Delaware for infringement of four of the Company’s patents. The Company alleges that Ruckus’s manufacture, use, sale or offers for sale within the United States or importation into the United States of products, including wireless communication products, infringe United States Patent Nos. 5,812,531, 6,621,454, 7,263,143, and 5,507,035, all owned by the Company. The Company granted Ruckus an extension to file its answer to the Company’s suit, and on January 11, 2011, Ruckus filed a motion to dismiss the Company’s suit based on insufficient pleadings. The Company filed its response to Ruckus’s motion on January 31, 2011. In addition, on May 6, 2011, Ruckus filed a motion to transfer venue to the Northern District of California. The Court denied Ruckus’ motion to transfer the case to the Northern District of California and granted the Company leave to file an amended complaint rather than address the Ruckus motion to dismiss based on insufficient pleadings. The Company filed the proposed amended complaint. Nevertheless, Ruckus filed a second motion to dismiss based on insufficient pleadings by the Company. The Company has filed its opposition to Ruckus’s motion, and the Court has not yet ruled on the motion.

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and 30 other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court, Northern District of Alabama. Northpeak alleges that the Company’s 802.11b compatible products infringe certain claims of U.S. Patent Nos. 4,977,577 and 5,987,058. The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court, Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the USPTO on the asserted patents. The reexaminations of the patents are proceeding. In March 2011, the USPTO confirmed the validity of the asserted claims of the ‘577 patent over certain prior art references. In April 2011, the USPTO issued a final office action rejecting both asserted claims of the ‘058 patent as being obvious in light of the prior art. The case remains stayed by stipulation, and no trial date has been set.

WIAV Networks, LLC v. NETGEAR

In July 2009, a lawsuit was filed against the Company and over 50 other companies by WIAV Networks, LLC (“WIAV”) in the U.S. District Court, Eastern District of Texas. WIAV alleges that the Company and the other defendants infringe U.S. Patent Nos. 6,480,497 and 5,400,338. WIAV alleges that the Company’s wireless networking devices, including various routers and gateways, infringe upon WIAV’s patents. The Company filed its answer to the lawsuit in October 2009 and asserted that WIAV’s patents were both invalid and not infringed upon by the Company. In March 2010, the Company and its co-defendants filed a motion to transfer the case to the U.S. District Court, Northern District of California. WIAV opposed the motion. On June 3, 2010, the Court heard the defendants’ motion to transfer the case from the Eastern District of Texas to the Northern District of California. The Court took the motion under consideration, and on July 15, 2010, the Court ruled that it would transfer the case to the U.S. District Court, Northern District of California. Discovery has not commenced. On August 31, 2010, the U.S. District Court, Northern District of California ordered WIAV to demonstrate why the Court should not dismiss all but the first named defendant from the lawsuit. The parties briefed and argued this issue before the Court. In response, the Court dismissed without prejudice all the defendants from the case except Hewlett-Packard Company.

PACid Group, LLC v. NETGEAR

In July 2009, a lawsuit was filed against the Company and 30 other companies by The PACid Group, LLC (“PACid”) in the U.S. District Court, Eastern District of Texas. PACid alleges that the Company and the other defendants infringe U.S. Patent Nos.

5,963,646 (‘646 Patent) and 6,049,612 (‘612 Patent). PACid alleges that certain unnamed NETGEAR products that use encryption methods infringe upon PACid’s patents. The Company filed its answer to the lawsuit in September 2009 and asserted that PACid’s patents were both invalid and not infringed by the Company. Discovery has not yet commenced. Most of the Company’s chipset suppliers have settled out of the lawsuit and obtained a license to the plaintiff’s asserted patents. Because most of the accused infringement occurred in the chipset, this settlement by the chipset suppliers limits the claims the plaintiff has against the Company. On March 7, 2011, the Company attended a status conference. On May 17, 2011, the Court held another status conference. At this conference, the Company indicated to the Court that a small percentage of the relevant products have non-licensed chip sets. The Court ordered that within 21 days of the status conference PACid shall produce all license agreements it has entered into; within 30 days of the status conference, all defendants shall produce a declaration on sales data; and within 14 days from that defendant production, PACid shall dismiss without prejudice the appropriate defendants. The parties complied with the order, and PACid did not dismiss the Company. On August 23, 2011, at mediation between the Company and PACid, a settlement of this lawsuit was reached. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company and PACid signed a binding release agreement in which the Company agreed to make a one-time lump sum payment in consideration for mutual general releases. In the agreement, each party agreed to release the other party from all claims, known or unknown, under any of the ‘646 and ‘612 Patents with respect to the manufacture, use, sale, etc. of products by the Company. Each party agreed to bear its own costs and attorneys’ fees. The Company has made the required one-time lump sum payment. This arrangement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Court has dismissed all claims between PACid and the Company, including all claims presented by PACid’s complaint and all of the Company’s counterclaims, and the trial in this matter will not occur. This litigation matter is now concluded.

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

Ericsson v. NETGEAR

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516; 6,330,435; 6,424,625; 6,519,223; 6,772,215; 5,987,019; 6,466,568; and 5,771,468. Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants’ IEEE 802.11-compliant products. In addition, Ericsson alleges that the Company has infringed, and continues to infringe, the claimed methods and apparatuses of the ‘468 Patent through the Company’s PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On March 1, 2011, the defendants filed a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On March 21, 2011, Ericsson filed is opposition to the motion, and on April 1, 2011, defendants filed their reply to Ericsson’s opposition to the motion to transfer. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on Jun 9, 2011, the Court set a Markman hearing for June 28, 2012 and trial for June 3, 2013. On June 14, 2011, Ericsson submitted its infringement contentions against the Company. On September 29, 2011, the Court denied the defendants motion to transfer venue to the Northern District of California. Discovery is ongoing.

Fujitsu v. NETGEAR

On September 3, 2010, Fujitsu filed a complaint against the Company, Belkin International, Inc., Belkin, Inc., D–Link Corporation, D–Link Systems, Inc., ZyXEL Communications Corporation, and Zyxel Communications, Inc in the U.S. District Court, Northern District of California alleging that certain of the Company’s products infringe upon Fujitsu’s U.S. patent Re. 36,769 patent (‘769 Patent) through various cards and interface devices within the Company’s products. The Company answered the complaint denying the allegations of infringement and claiming that the asserted patent is invalid. In addition, the Company filed a motion to disqualify counsel for Fujitsu. The Company’s disqualification motion was argued before the Court on December 16, 2010, and on December 22, 2010, the Court granted the Company’s motion and disqualified counsel for Fujitsu. In response, Fujitsu requested a stipulation from all parties to reset the case management conference and scheduled hearing dates for the motions to dismiss. The initial case management conference was held on March 18, 2011. A claim construction hearing was held on October 14, 2011. The parties are currently participating in the discovery process.

Data Network Storage, LLC v. NETGEAR

In April 2009, a lawsuit was filed against the Company and 14 other companies by Data Network Storage, LLC (“DNS”) in the U.S. District Court for the Southern District of California. DNS alleges that the Company and the other third parties infringe U.S. Patent No. 6,098,128. In particular, DNS is alleging that several of the Company’s ReadyNAS products infringe upon DNS’s patents. The Company filed its answer to the lawsuit in July 2009 and asserted that DNS’s patents were both invalid and had not been infringed upon by the Company. In September 2009, at a Court-sanctioned early neutral evaluation, the parties were unable to reach an agreement on a settlement, and discovery continued. On January 27, 2010, the Court denied co-defendant Fujitsu America, Inc.’s motion to stay the litigation, and the Company submitted its invalidity contentions on February 1, 2010. The Company and the plaintiff entered into settlement discussions in early March. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company agreed to make a one-time lump sum payment in consideration for a fully paid and perpetual license to, and a covenant not to sue on, the ‘128 patent and the plaintiff’s entire portfolio of U.S. patents, related patents, and foreign counterparts. The Company has made the required one-time lump sum payment, and the lawsuit by DNS against the Company was dismissed with prejudice on April 23, 2010. This arrangement did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for the year ended December 31, 2010.

NETGEAR v. CSIRO

In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (“CSIRO”), in the San Jose division of the United States District Court, Northern District of California. The complaint alleged that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a, 802.11g, and 802.11n wireless LAN standards infringe this patent. In July 2006, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc., which Buffalo appealed and which was partially remanded to the District Court. The District Court consolidated this action with three related actions involving other companies (such as Buffalo) accused of infringing CSIRO’s patent. The Company attended a Court-mandated mediation in November 2007 but failed to resolve the litigation. The District Court held a June 26, 2008 claim construction hearing. On August 14, 2008, the District Court issued a claim construction order and denied a motion for summary judgment of invalidity. In December 2008, the parties filed numerous motions for summary judgment concerning, among other things, infringement, validity, and other affirmative defenses. The District Court commenced a jury trial on April 13, 2009 regarding all liability issues for the four consolidated cases. On April 20, 2009, the Company and CSIRO executed a Memorandum of Understanding (“MOU”) setting forth the terms of a settlement and license agreement between the Company and CSIRO. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company agreed to make a one-time lump sum payment in consideration for a fully paid perpetual license and a covenant not to sue with respect to the ‘069 patent and all foreign counterparts and related patents. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patent, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense of $2.4 million, which was primarily recognized in the three months ended March 29, 2009. Additionally, the Company allocated $2.6 million of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold. Of this $2.6 million, $413,000 and $551,000 were amortized and expensed in the year ended December 31, 2009 and December 31, 2010, respectively. Additionally, $413,000 was amortized and expensed in the nine months ended October 2, 2011.

Finoc, LLC v. NETGEAR

In February 2009, a lawsuit was filed against the Company and 14 other companies by Finoc Design Consulting OY (“Finoc”) in the U.S. District Court for the Eastern District of Texas. Finoc alleged that the Company’s wireless DSL gateway products infringe U.S. Patent No. 6,850,560. In June 2009, without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to make a one-time lump sum payment of $82,500 in consideration for a fully paid perpetual license to the patent in suit as well as a dismissal with prejudice by Finoc. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patents, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense in the three months ended June 28, 2009. Additionally, the Company allocated the balance of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold.

Network-1 Security Solutions, Inc. v. NETGEAR

In February 2008, a lawsuit was filed against the Company by Network-1 Security Solutions, Inc. (“Network-1”), a patent-holding company existing under the laws of the State of Delaware, in the U.S. District Court for the Eastern District of Texas. Network-1 alleged that the Company’s power over Ethernet (“PoE”) products infringed its U.S. Patent No. 6,218,930. Network-1 also sued six other companies alleging similar claims of patent infringement. The Company filed its answer in the second quarter of 2008. In May 2009, without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to make a one-time lump sum payment of $350,000, which the Company recorded as a litigation settlement in fiscal 2009, in consideration for a license to the patent in suit as well as a dismissal with prejudice of the lawsuit. Under the license, the Company will pay future running royalties on certain of its PoE products which will be recognized as a component of cost of revenue as the related products are sold.

Chalumeau Power Systems v. NETGEAR.

On June 28, 2011, Chalumeau Power Systems LLC (“Chalumeau”) filed a complaint against several technology companies — including the Company, Cisco Systems Inc., Hewlett-Packard Co., D-Link, and Avaya Inc. — in Delaware alleging infringement of a patent for a remote device detection method. The patent number is U.S. Patent No. 5,991,885 (‘885 Patent) and is entitled “Method and apparatus for detecting the presence of a remote device and providing power thereto.” Chalumeau claims that the defendants have all made or sold devices that make use of infringing PoE technology, which allows electrical power and data to pass safely on Ethernet cabling. The Company is reviewing the complaint and is in the process of retaining outside legal counsel to defend it. The Company answered Chalumeau’s complaint on September 1, 2011, and asserted various defenses and counterclaims, including those of noninfringement and invalidity of the ‘885 Patent. In October 2011, a settlement of this lawsuit was reached between Chalumeau and the Company through non-party RPX Corporation. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company and Chalumeau signed a binding release agreement in which a payment was made to Chalumeau by RPX Corporation in consideration for mutual general releases from all claims, known or unknown, under the ‘885 Patent and its foreign counterparts with respect to the manufacture, use, sale, etc. of products by the Company. The Court has since dismissed Chalumeau’s claims for relief against the Company and the Company’s counterclaims for relief against Chalumeau, with prejudice and with all attorneys’ fees, costs and expenses levied against the party incurring the same.

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

Summit Data Systems LLC v. NETGEAR.

On September 1, 2010, a non-practicing entity, Summit Data Systems LLC (“Summit Data Systems”), sued the Company and seven other companies alleging infringement of two patents — U.S. Patent No. 7,392,291 (‘291 Patent), entitled Architecture for Providing Block-Level Access over a Computer Network and U.S. Patent No. 7,428,581 (‘581 Patent), entitled Architecture for Providing Block-Level Access over a Computer Network. The ‘581 Patent is a continuation of the ‘291 Patent. The Company’s ReadyNAS and NVX products were listed by the plaintiff in the complaint as accused infringing products. The Company answered the complaint on November 1, 2010, asserting that the patents are not infringed and invalid. Subsequently, the Company participated in discovery, and trial for this matter was scheduled for March 2013. In October 2011, a settlement of this lawsuit was reached between Summit Data Systems and the Company through non-party RPX Corporation. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company and Summit Data Systems signed a binding release agreement in which a payment was made to Summit Data Systems by RPX Corporation in consideration for mutual general releases from all claims, known or unknown, under the ‘291 Patent and ‘581 Patents and certain other patents and applications assigned to Summit Data Systems with respect to the manufacture, use, sale, etc. of products by the Company. The Court has since dismissed Summit Data Systems’s claims for relief against the Company and the Company’s counterclaims for relief against Summit Data Systems, with prejudice and with all attorneys’ fees, costs and expenses levied against the party incurring the same.

IP Indemnification Claims

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties.

In June 2006, the Company received a request for indemnification from Charter and Charter Communications Operating, LLC, related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Rembrandt Technologies, L.P. (“Rembrandt”), a patent-holding company. Rembrandt also filed a similar lawsuit in the same jurisdiction against Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP. Rembrandt alleged that products implementing the DOCSIS standard, which are supplied to Charter, Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP by, among others, the Company, infringe various patents held by Rembrandt. In June 2007, the Judicial Panel on Multidistrict Litigation ordered these and other similar patent cases brought by Rembrandt consolidated and transferred to the U.S. District Court for the District of Delaware. In November 2007, the Company along with Motorola, Inc., Cisco Systems, Inc., Scientific-Atlanta, Inc., ARRIS Group, Inc., Thomson, Inc. and Ambit Microsystems, Inc. filed a complaint for declaratory judgment in the U.S. District Court for the District of Delaware against Rembrandt, seeking a declaration that eight asserted Rembrandt patents asserted in the transferred cases are either invalid or not infringed. The District Court held a claim construction hearing on August 5, 2008. On November 29, 2008, the District Court issued its claim construction order. After the District Court’s order, Rembrandt agreed to drop three patents from the case, leaving five patents at issue. The District Court held a mediation on March 3-4, 2009 but the parties were unable to reach a resolution. On July 21, 2009, Rembrandt delivered to the Company and other parties an executed covenant not to sue on any of the eight patents originally in the suit, contending that the execution of the covenant divests the District Court of jurisdiction or renders moot the remaining claims and counterclaims in the action. On July 31, 2009, Rembrandt filed a motion to dismiss the litigation. While Rembrandt’s motion was pending, the defendants filed motions for summary judgment, motions for sanctions, and responses to Rembrandt’s motion to dismiss. In early October 2009, the District Court suspended all further dates for the case while it reviewed the pending motions and case status. On October 23, 2009, the Court ordered Rembrandt to supplement the covenant not to sue to include any products or services that comply with DOCSIS 1.0, 1.1, 2.0 or 3 and dismissed Rembrandt’s various infringement claims on the eight patents with prejudice. The Court gave Rembrandt five days to withdraw its motion to dismiss the litigation if it found the Court’s conditions on dismissal to be unacceptable. Rembrandt did not withdraw its motion to dismiss the litigation, and on October 30, 2009, Rembrandt executed a covenant not to sue on any of the eight patents in the case and any products or services that comply with DOCSIS 1.0, 1.1, 2.0 or 3. The Company and its co-defendants moved for attorneys’ fees to be paid by Rembrandt. Rembrandt opposed the motion. On July 8, 2011, the Court denied the defendant’s unopposed motion for summary judgment of noninfringement of the one patent remaining in the case, the ‘627 Patent. This ruling did not affect the Company since that patent was not asserted against the Company, other than postponing the Company’s possible recovery of attorneys’ fees. On July 13, 2011, the Court dismissed without prejudice the defendants’ joint motion for fees because the motion is now not ripe given the Court’s denial of the motion for summary judgment of noninfringement of the ‘627 Patent. The Company is now reviewing its options for recovering attorneys’ fees.

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

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company’s consolidated results of operations and financial position for the three months ended October 2, 2011. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

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

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have stock options vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her stock options.

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

Guarantees and Indemnifications

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At October 2, 2011, the Company had $161.7 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 2, 2011.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 2, 2011.

14. Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis.

The following tables summarize the valuation of the Company’s financial instruments as of October 2, 2011 (in thousands):

	As of October 2, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$24,624	$24,624	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	145,192	145,192	—	—
Available-for-sale securities—Certificates of Deposit (1)	1,589	1,589	—	—
Foreign currency forward contracts (2)	1,970	—	1,970	—

Total	$173,375	$171,405	$1,970	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of October 2, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(573)	$—	$(573)	$—

Total	$(573)	$—	$(573)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

The following tables summarize the valuation of the Company’s financial instruments as of December 31, 2010 (in thousands):

	As of December 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$77,795	$77,795	$—	$—
Available-for-sale securities—Treasuries (1)	144,564	144,564	—	—
Foreign currency forward contracts (2)	1,389	—	1,389	—

Total	$223,748	$222,359	$1,389	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(789)	$—	$(789)	$—

Total	$(789)	$—	$(789)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A+/A1 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At October 2, 2011 and December 31, 2010, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

15. Comprehensive Income and Cumulative Other Comprehensive Income, Net

The following table sets forth the activity for each component of other comprehensive income, net of related taxes, for the three and nine months ended October 2, 2011 and October 3, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net income	$26,747	$13,095	$68,533	$37,287
Unrealized gains (losses) on derivative instruments	(70)	(40)	(317)	$164
Unrealized gains (losses) on available-for-sale securities	(7)	(5)	22	13

Comprehensive income	$26,670	$13,050	$68,238	$37,464

The following table sets forth the components of cumulative other comprehensive income, net of related taxes, as of October 2, 2011 and December 31, 2010 (in thousands):

	October 2, 2011	December 31, 2010
Net unrealized gains (losses) on derivative instruments	$(44)	$273
Net unrealized gains on available-for-sale securities	30	8

Total cumulative other comprehensive income (loss), net of taxes	$(14)	$281

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global networking company that delivers innovative products to consumers, businesses and service providers. For consumers, we make high performance, dependable and easy-to-use home networking, storage and digital media products to connect people with the Internet and their content and devices. For businesses, we provide networking, storage and security solutions without the cost and complexity of Big IT. We also supply leading service providers with retail, whole home networking solutions for their customers. Our products are built on a variety of proven technologies such as wireless, Ethernet and powerline, with a focus on reliability and ease-of-use.

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

Our net revenue increased 27.9% from the three months ended October 3, 2010 to the three months ended October 2, 2011. The increase in net revenue was principally attributable to higher sales in several of our product categories in the Americas, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”). These include wireless-N products sold to retailers and existing service provider customers, Powerline products, ReadyNAS products, and switch products.

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

Our gross margin decreased to 31.9% for the three months ended October 2, 2011, from 32.1% for the three months ended October 3, 2010. The decrease in gross margin was primarily attributable to relatively faster growth in our revenue from service providers, which generally carry lower gross margins than our other products. Operating expenses for the three months ended October 2, 2011 were $63.2 million, or 20.9% of net revenue, compared to $54.0 million, or 22.9% of net revenue, for the three months ended October 3, 2010.

Net income increased $13.6 million, or 104.3%, to $26.7 million for the three months ended October 2, 2011, from $13.1 million for the three months ended October 3, 2010. This increase was primarily attributable to an increase in gross profit of $20.6 million and a decrease in the provision for income taxes of $2.2 million. This increase was primarily offset by an increase in operating expenses of $9.2 million.

In the three months ended July 3, 2011, our business has been managed in three specific business units: retail, commercial and service provider. Each business unit is managed by a Senior Vice President/General Manager. We believe this structure enables us to better focus our efforts on our core customer segments and allows us to be more nimble and opportunistic as a company overall. As such, we provided further financial information specific to each of these three business units. Please see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for more details. On the first day of the second fiscal quarter of 2011, we performed a goodwill impairment assessment, as a result of the change in reportable segments. We initially determined the fair value of the new business units and allocated goodwill to each segment based on their relative fair values. We compared the fair value of the new reporting units to the reporting unit’s carrying value. We determined that goodwill was not impaired as of July 3, 2011 since the estimated fair values of each of our reporting units exceeded the carrying values.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations and the percentage change for the three and nine months ended October 2, 2011, with the comparable reporting periods in the preceding year.

	Three Months Ended			Nine Months Ended
	October 2, 2011	Percentage Change	October 3, 2010	October 2, 2011	Percentage Change	October 3, 2010
	(In thousands, except percentage data)			(In thousands, except percentage data)
Net revenue	$301,800	27.9%	$236,017	$871,863	35.5%	$643,521
Cost of revenue	205,490	28.2%	160,310	597,390	40.4%	425,428

Gross profit	96,310	27.2%	75,707	274,473	25.9%	218,093

Operating expenses:
Research and development	12,738	20.6%	10,564	35,102	17.7%	29,814
Sales and marketing	39,600	16.2%	34,069	115,284	21.1%	95,216
General and administrative	10,851	16.0%	9,358	31,044	16.3%	26,697
Restructuring and other charges	—	(100.0%)	(8)	2,094	* *	(76)
Litigation reserves, net	44	* *	—	(234)	* *	211

Total operating expenses	63,233	17.1%	53,983	183,290	20.7%	151,862

Income from operations	33,077	52.3%	21,724	91,183	37.7%	66,231
Interest income	115	(12.9%)	132	350	15.9%	302
Other income (expense), net	(267)	(18.1%)	(326)	(938)	141.8%	(388)

Income before income taxes	32,925	52.9%	21,530	90,595	37.0%	66,145
Provision for income taxes	6,178	(26.8%)	8,435	22,062	(23.5%)	28,858

Net income	$26,747	104.3%	$13,095	$68,533	83.8%	$37,287

** Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net revenue	100%	100%	100%	100%

Cost of revenue	68.1	67.9	68.5	66.1

Gross margin	31.9	32.1	31.5	33.9

Operating expenses:
Research and development	4.2	4.5	4.0	4.6
Sales and marketing	13.1	14.4	13.2	14.8
General and administrative	3.6	4.0	3.6	4.2
Restructuring and other charges	—	0.0	0.2	0.0
Litigation reserves, net	0.0	—	0.0	0.0

Total operating expenses	20.9	22.9	21.0	23.6

Income from operations	11.0	9.2	10.5	10.3
Interest income	0.0	0.0	0.0	0.1
Other income (expense), net	(0.1)	(0.1)	(0.1)	(0.1)

Income before income taxes	10.9	9.1	10.4	10.3
Provision for income taxes	2.0	3.6	2.5	4.5

Net income	8.9%	5.5%	7.9%	5.8%

Three Months Ended October 2, 2011 Compared to Three Months Ended October 3, 2010

Net Revenue

	Three Months Ended
	October 2, 2011	Percentage Change	October 3, 2010
	(In thousands, except percentage data)
Net revenue	$301,800	27.9%	$236,017

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition and net changes in deferred revenue.

Net revenue increased $65.8 million, or 27.9%, to $301.8 million for the three months ended October 2, 2011, from $236.0 million for the three months ended October 3, 2010. The increase in net revenue was principally attributable to higher sales in several of our product categories in the Americas, EMEA and APAC regions. These include wireless-N products sold to retailers and existing service provider customers, Powerline products, ReadyNAS products, and switch products.

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

Net revenue by geographic location is as follows:

	Three Months Ended
	October 2, 2011	Percentage Change	October 3, 2010
	(In thousands, except percentage data)
Americas	$149,009	22.7%	$121,408
Percentage of net revenue	49.4%		51.4%
Europe, Middle-East and Africa	$119,735	33.7%	$89,565
Percentage of net revenue	39.7%		38.0%
Asia Pacific	$33,056	32.0%	$25,044
Percentage of net revenue	10.9%		10.6%

Cost of Revenue and Gross Margin

	Three Months Ended
	October 2, 2011	Percentage Change	October 3, 2010
	(In thousands, except percentage data)
Cost of revenue	$205,490	28.2%	$160,310
Gross margin percentage	31.9%		32.1%

Cost of revenue consists primarily of the following: the cost of finished products from our third party contract manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; inbound freight; warranty costs associated with returned goods; write-downs for excess and obsolete inventory, and amortization expense of certain acquired intangibles. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other sales incentives, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight, conversion costs, and charges for excess or obsolete inventory.

Cost of revenue increased $45.2 million, or 28.2%, to $205.5 million for the three months ended October 2, 2011, from $160.3 million for the three months ended October 3, 2010. Our gross margin decreased to 31.9% for the three months ended October 2, 2011, from 32.1% for the three months ended October 3, 2010. The decrease in gross margin was primarily attributable to relatively faster growth in our revenue from service providers, which generally carry lower gross margins than our other products. The decrease in gross margin was partially offset by a decrease in freight expense as a percentage of net revenue.

Operating Expenses

Research and Development

	Three Months Ended
	October 2, 2011	Percentage Change	October 3, 2010
	(In thousands, except percentage data)
Research and development expense	$12,738	20.6%	$10,564
Percentage of net revenue	4.2%		4.5%

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

Research and development expenses increased $2.1 million, or 20.6%, to $12.7 million for the three months ended October 2, 2011, from $10.6 million for the three months ended October 3, 2010. The increase was primarily attributable to an increase in payroll and other employee expenses mainly resulting from increased overall research and development headcount. Research and development headcount increased by 38 employees to 214 employees at October 2, 2011 compared to 176 employees at October 3, 2010. Research and development headcount increased 21.6% from the three months ended October 3, 2010 to the three months ended October 2, 2011.

Sales and Marketing

	Three Months Ended
	October 2, 2011	Percentage Change	October 3, 2010
	(In thousands, except percentage data)
Sales and marketing expense	$39,600	16.2%	$34,069
Percentage of net revenue	13.1%		14.4%

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses.

Sales and marketing expenses increased $5.5 million, or 16.2%, to $39.6 million for the three months ended October 2, 2011, from $34.1 million for the three months ended October 3, 2010. Of this increase, $4.1 million was related to an increase in payroll and other employee expenses primarily attributable to increased overall sales and marketing headcount. Sales and marketing headcount increased by 43 employees to 342 employees at October 2, 2011 compared to 299 employees at October 3, 2010. Additionally, outside service costs and miscellaneous marketing costs increased $1.0 million due to increased marketing campaigns and higher call volumes resulting from increased sales.

General and Administrative

	Three Months Ended
	October 2, 2011	Percentage Change	October 3, 2010
	(In thousands, except percentage data)
General and administrative expense	$10,851	16.0%	$9,358
Percentage of net revenue	3.6%		4.0%

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses.

General and administrative expenses increased $1.5 million, or 16.0%, to $10.9 million for the three months ended October 2, 2011, from $9.4 million for the three months ended October 3, 2010. Of this increase, $811,000 was related to an increase in payroll and other employee expenses primarily attributable to increased headcount. General and administrative headcount increased by 10 employees to 107 employees at October 2, 2011 compared to 97 employees at October 3, 2010. Additionally, $842,000 increase is attributable to outside legal and other professional service costs.

Litigation Reserve

During the three months ended October 2, 2011 and October 3, 2010, we recorded a litigation reserve expense of $44,000 and zero expense, respectively, for estimated costs related to the settlement of various lawsuits filed against us. For a detailed discussion of our litigation matters, please see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), Net

	Three Months Ended
	October 2, 2011	October 3, 2010
	(In thousands)
Interest income	$115	$132
Other income (expense), net	(267)	(326)

Total interest income and other income (expense), net	$(152)	$(194)

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

Interest income decreased $17,000 to $115,000 for the three months ended October 2, 2011 from $132,000 for the three months ended October 3, 2010. The decrease in interest is primarily attributable to a drop in interest rates in the three months ended October 2, 2011, as compared to the three months ended October 3, 2010.

Other income (expense), net, decreased $59,000 in expenses, to an expense of $267,000 for the three months ended October 2, 2011, from an expense of $326,000 for the three months ended October 3, 2010. Our foreign currency hedging program reduced volatility associated with hedged currency exchange rate movements during three months ended October 2, 2011. The expense of $267,000 is primarily attributable to expenses related to forward points for hedged currency. For details of our hedging program and related foreign currency contracts, please see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for Income Taxes

The income tax provision for the three months ended October 2, 2011 was $6.2 million or an effective tax rate of 18.8 percent, compared to the tax provision for the three months ended October 3, 2010 of $8.4 million or an effective tax rate of 39.2 percent. The decrease in income tax expense and the effective tax rate was primarily caused by higher forecasted pre-tax earnings in foreign jurisdictions with tax rates lower than the U.S. federal rate and the discrete tax benefit from the reversal of tax accruals for uncertain tax positions in various tax jurisdictions where the statutes of limitation have closed. The higher tax expense and effective tax rate for the three months ended October 3, 2010, was caused by a loss incurred in a country where such loss provided no tax benefit. Accordingly, tax was accrued ratably on the profitable operations based on the income earned during the period while no tax benefit was accrued on the loss. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate.

Net Income

Net income increased $13.6 million, or 104.3%, to $26.7 million for the three months ended October 2, 2011, from $13.1 million for the three months ended October 3, 2010. This increase was primarily attributable to an increase in gross profit of $20.6 million and a decrease in the provision for income taxes of $2.2 million. This increase was primarily offset by an increase in operating expenses of $9.2 million.

Segment Information

A description of our products and services, as well as segment financial data, for each segment can be found in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended October 2, 2011 with the comparable reporting periods in the preceding year.

Segment contribution income includes all product line segment net revenues less the related cost of sales, research and development, sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, general and administrative costs, stock-based compensation expenses, amortization of intangibles, acquisition-related integration costs, restructuring costs, litigation reserves, and interest and other income (expense), net.

Retail

	Three Months Ended
	October 2, 2011	Percent Change	October 3, 2010
	( in thousands, except percentage data)
Net revenue	$127,082	10.3%	$115,165
Contribution income	19,958	8.8%	18,346
Contribution margin	15.7%		15.9%

Net revenue in the retail business unit increased $11.9 million, or 10.3%, to $127.1 million for the three months ended October 2, 2011, from $115.2 million for the three months ended October 3, 2010. The increase is due to strong wireless-N products sold to retailers. Contribution income increased $1.7 million, or 8.8%, to $20.0 million for the three months ended October 2, 2011, from $18.3 million for the three months ended October 3, 2010. The increase is due to strong revenue growth, partially offset by faster growth in sales and marketing operating expenses as a result of increased headcount.

Commercial

	Three Months Ended
	October 2, 2011	Percent Change	October 3, 2010
	(in thousands, except percentage data)
Net revenue	$91,059	20.6%	$75,532
Contribution income	23,013	36.1%	16,910
Contribution margin	25.3%		22.4%

Net revenue in the commercial business unit increased $15.6 million, or 20.6%, to $91.1 million for the three months ended October 2, 2011, from $75.5 million for the three months ended October 3, 2010. The increase is due to strong sales of ReadyNAS and switch products. Contribution income increased $6.1 million, or 36.1%, to $23.0 million for the three months ended October 2, 2011, from $16.9 million for the three months ended October 3, 2010. The increase is due to strong revenue growth, while operating expenses grew at a slower pace. Specifically operating expenses increased by 9.5% compared to a 20.6% increase in net revenue, as research and development and product marketing costs remained flat.

Service Provider

	Three Months Ended
	October 2, 2011	Percent Change	October 3, 2010
	( in thousands, except percentage data)
Net revenue	$83,659	84.6%	$45,320
Contribution income	6,662	568.2%	997
Contribution margin	8.0%		2.2%

Net revenue in the service provider business unit increased $38.4 million, or 84.6%, to $83.7 million for the three months ended October 2, 2011, from $45.3 million for the three months ended October 3, 2010. The increase is due to strong service provider sales, driven primarily by the adoption of Docsis 3.0 products. Contribution income increased $5.7 million, or 568.2%, to $6.7 million for the three months ended October 2, 2011, from $997,000 for the three months ended October 3, 2010. The increase is due to strong revenue growth, while headcount related expenses grew at a slower pace.

Nine Months Ended October 2, 2011 Compared to Nine Months Ended October 3, 2010

Net Revenue

	Nine Months Ended
	October 2, 2011	Percentage Change	October 3, 2010
	(In thousands, except percentage data)
Net revenue	$871,863	35.5%	$643,521

Net revenue increased $228.4 million, or 35.5%, to $871.9 million for the nine months ended October 2, 2011, from $643.5 million for the nine months ended October 3, 2010. The increase in net revenue was principally attributable to higher sales in several of our product categories in the Americas, EMEA and APAC regions. These include wireless-N products sold to retailers and existing service provider customers, Powerline products, ReadyNAS products, and switch products. We also experienced relatively faster growth in our revenue from service providers as a result of increased deployments of Docsis 3.0 products.

Net revenue by geographic location is as follows:

	Nine Months Ended
	October 2, 2011	Percentage Change	October 3, 2010
	(In thousands, except percentage data)
Americas	$430,482	29.6%	$332,261
Percentage of net revenue	49.4%		51.6%
Europe, Middle-East and Africa	$352,686	47.7%	$238,710
Percentage of net revenue	40.4%		37.1%
Asia Pacific	$88,695	22.3%	$72,550
Percentage of net revenue	10.2%		11.3%

Cost of Revenue and Gross Margin

	Nine Months Ended
	October 2, 2011	Percentage Change	October 3, 2010
	(In thousands, except percentage data)
Cost of revenue	$597,390	40.4%	$425,428
Gross margin	31.5%		33.9%

Cost of revenue increased $172.0 million, or 40.4%, to $597.4 million for the nine months ended October 2, 2011, from $425.4 million for the nine months ended October 3, 2010. In addition, our gross margin decreased to 31.5% for the nine months ended October 2, 2011, from 33.9% for the nine months ended October 3, 2010. The decrease in gross margin was primarily attributable to relatively faster growth in our revenue from service providers, which generally carry lower gross margins than our other products. The decrease in gross margin was partially offset by a decrease in freight expense as a percentage of net revenue.

Operating Expenses

Research and Development

	Nine Months Ended
	October 2, 2011	Percentage Change	October 3, 2010
	(In thousands, except percentage data)
Research and development expense	$35,102	17.7%	$29,814
Percentage of net revenue	4.0%		4.6%

Research and development expenses increased $5.3 million, or 17.7%, to $35.1 million for the nine months ended October 2, 2011, from $29.8 million for the nine months ended October 3, 2010. The increase was primarily attributable to increased costs of $4.1 million related to an increase in payroll and other employee expenses driven by additional headcount. Research and development headcount increased by 38 employees, or 21.6%, to 214 employees at October 2, 2011 compared to 176 employees at October 3, 2010. Furthermore, the increase was attributable to higher outside service costs of $951,000, primarily related to our increased research and development projects.

Sales and Marketing

	Nine Months Ended
	October 2, 2011	Percentage Change	October 3, 2010
	(In thousands, except percentage data)
Sales and marketing expense	$115,284	21.1%	$95,216
Percentage of net revenue	13.2%		14.8%

Sales and marketing expenses increased $20.1 million, or 21.1%, to $115.3 million for the nine months ended October 2, 2011, from $95.2 million for the nine months ended October 3, 2010. Of this increase, $11.7 million was related to an increase in payroll and other employee expenses primarily attributable to increased overall sales and marketing headcount. Sales and marketing headcount increased by 43 employees to 342 employees at October 2, 2011 compared to 299 employees at October 3, 2010. Additionally, outside service costs and miscellaneous marketing costs increased $7.2 million attributable to increased marketing campaigns and higher call volumes resulting from increased sales.

General and Administrative

	Nine Months Ended
	October 2, 2011	Percentage Change	October 3, 2010
	(In thousands, except percentage data)
General and administrative expense	$31,044	16.3%	$26,697
Percentage of net revenue	3.6%		4.2%

General and administrative expenses increased $4.3 million, or 16.3%, to $31.0 million for the nine months ended October 2, 2011, from $26.7 million for the nine months ended October 3, 2010. Of this increase, $2.9 million was related to an increase in payroll and other employee expenses primarily attributable to increased headcount. General and administrative headcount increased by 10 employees to 107 employees at October 2, 2011 compared to 97 employees at October 3, 2010. Additionally, $2.0 million increase is attributable to outside legal and other professional service costs.

Restructuring and Other Charges

Restructuring and other charges increased $2.2 million, to an expense of $2.1 million for the nine months ended October 2, 2011, from a benefit of $76,000 for the nine months ended October 3, 2010. Of the $2.2 million increase, we incurred $1.6 million in restructuring costs for employee severance related to the reorganization into three specific business units in the nine months ended October 2, 2011. In addition, we incurred $464,000 in transition services in connection with the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. in the nine months ended October 2, 2011. For a further discussion of our restructuring expenses, please see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Litigation Reserves

During the nine months ended October 2, 2011 and October 3, 2010, we recorded a litigation reserve benefit of $234,000 and expense of $211,000, respectively, for estimated costs related to the settlement of various lawsuits filed against us. The benefit was a result of recovery due to indemnification by one of our suppliers for previously reserved amounts. For a detailed discussion of our litigation matters, please see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), Net

	Nine Months Ended
	October 2, 2011	October 3, 2010
	(In thousands)
Interest income	$350	$302
Other income (expense), net	(938)	(388)

Total interest income and other income (expense), net	$(588)	$(86)

Interest income increased $48,000, or 15.9%, to $350,000 for the nine months ended October 2, 2011, from $302,000 for the nine months ended October 3, 2010. The increase in interest income was primarily attributable to an increase in our average balance of cash, cash equivalents, and short-term investments in the nine months ended October 2, 2011, as compared to the nine months ended October 3, 2010, which was partially offset by falling interest rates.

Other income (expense), net, increased to expense of $938,000 for the nine months ended October 2, 2011, from expense of $388,000 for the nine months ended October 3, 2010. Our foreign currency hedging program reduced volatility associated with hedged currency exchange rate movements during the nine months ended October 2, 2011. The expense of $938,000 mainly related to forward points for hedged currency. For details of our hedging program and related foreign currency contracts, please see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Provision for Income Taxes

The income tax provision for the nine months ended October 2, 2011 was $22.1 million, or an effective tax rate of 24.4 percent, compared to the tax provision for the nine months ended October 3, 2010 of $28.9 million, or 43.6 percent. The decrease in income tax expense and the effective tax rate for the nine months ended October 2, 2011 is primarily caused by higher forecasted pre-tax earnings in foreign jurisdictions with tax rates lower than the U.S. federal rate and the tax benefit from the reversal of tax accruals for uncertain tax positions in various tax jurisdictions where the statutes of limitation have closed. The decrease in income tax expense and effective tax rate for the nine month period ended October 2, 2011 compared to the same period in the prior year was also attributable to the discrete tax benefits recorded for the exercise of employee stock options during the three month period ended July 3, 2011. The higher tax expense and effective tax rate for the nine months ended October 3, 2010, was caused by a loss incurred in a country where such loss provided no tax benefit. Accordingly, tax was accrued ratably on the profitable operations based on the income earned during the period while no tax benefit was accrued on the loss. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate.

Net Income

Net income increased $31.2 million to income of $68.5 million for the nine months ended October 2, 2011, from net income of $37.3 million for the nine months ended October 3, 2010. This increase was primarily attributable to an increase in gross profit of $56.4 million and a decrease in the provision for income taxes of $6.8 million. This increase was primarily offset by an increase in operating expenses of $31.4 million.

Segment Information

Retail

	Nine Months Ended
	October 2, 2011	Percent Change	October 3, 2010
	(in thousands, except percentage data)
Net revenue	$352,076	11.1%	$316,819
Contribution income	60,843	18.9%	51,189
Contribution margin	17.3%		16.2%

Net revenue in the retail business unit increased $35.3 million, or 11.1%, to $352.1 million for the nine months ended October 2, 2011, from $316.8 million for the nine months ended October 3, 2010. The increase is due to strong wireless-N products sold to retailers. Contribution income increased $9.6 million, or 18.9%, to $60.8 million for the nine months ended October 2, 2011, from $51.2 million for the nine months ended October 3, 2010. The increase is due to strong revenue growth, while cost of sales grew at a slower pace. Specifically cost of sales increased by only 8.1% compared to an 11.1% increase in net revenue primarily due to lower air freight expenses.

Commercial

	Nine Months Ended
	October 2, 2011	Percent Change	October 3, 2010
	(in thousands, except percentage data)
Net revenue	$247,793	17.0%	$211,766
Contribution income	56,716	17.1%	48,433
Contribution margin	22.9%		22.9%

Net revenue in the commercial business unit increased $36.0 million, or 17.0%, to $247.8 million for the nine months ended October 2, 2011, from $211.8 million for the nine months ended October 3, 2010. The increase is due to strong sales of ReadyNAS and switch products. Contribution income increased $8.3 million, or 17.1%, to $56.7 million for the nine months ended October 2, 2011, from $48.4 million for the nine months ended October 3, 2010. The increase is mainly due to strong revenue growth, while the total of cost of sales and operating expenses grew at a similar pace.

Service Provider

	Nine Months Ended
	October 2, 2011	Percent Change	October 3, 2010
	(in thousands, except percentage data)
Net revenue	$271,994	136.6%	$114,936
Contribution income	24,063	161.6%	9,199
Contribution margin	8.8%		8.0%

Net revenue in the service provider business unit increased $157.1 million, or 136.6%, to $272.0 million for the nine months ended October 2, 2011, from $114.9 million for the nine months ended October 3, 2010. The increase is due to strong service provider sales, driven primarily by the adoption of Docsis 3.0 products. Contribution income increased $14.9 million, or 161.6%, to $24.1 million for the nine months ended October 2, 2011, from $9.2 million for the nine months ended October 3, 2010. The increase is due to strong revenue growth, while headcount related expenses grew at a steady pace.

Liquidity and Capital Resources

Our cash and cash equivalents balance increased from $126.2 million as of December 31, 2010 to $174.3 million as of October 2, 2011. Operating activities during the nine months ended October 2, 2011 provided cash of $63.2 million, compared to $9.3 million provided in the nine months ended October 3, 2010, primarily reflecting higher net income. Investing activities during the nine months ended October 2, 2011 used cash of $46.0 million, primarily due to $37.5 million in payments made in connection with business acquisitions, primarily the Westell acquisition. During the nine months ended October 2, 2011, financing activities provided cash of $30.9 million, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.

Our days sales outstanding decreased from 78 days as of December 31, 2010 to 66 days as of October 2, 2011. Days sales outstanding as of December 31, 2010 was higher due to seasonal payment terms extended to our larger retail customers; as of October 2, 2011 we have returned to a more normal range of days sales outstanding.

Our accounts payable decreased from $89.2 million at December 31, 2010 to $75.7 million at October 2, 2011. The decrease is primarily attributable to timing of payments.

Inventory increased by $8.6 million from $127.4 million at December 31, 2010 to $136.0 million at October 2, 2011. In the three months ended October 2, 2011 we experienced annualized ending inventory turns of approximately 6.0, slightly up from approximately 5.6 in the three months ended December 31, 2010.

On April 15, 2011, we completed the acquisition of certain intellectual property and other assets of the Customer Networking Solutions division of Westell at a purchase price of $37.0 million in cash. The acquisition included inventories, property and equipment, intangible assets, and liabilities that existed at the closing, including employee bonuses and product warranties. We recorded $11.7 million in goodwill in connection with the Westell acquisition. The acquisition qualifies as a business combination and was accounted for using the acquisition method of accounting. We believe the acquisition will bolster our service provider revenue growth and strengthen our market position among U.S. telecommunications operators. For details of the Westell acquisition, please see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At October 2, 2011, we had approximately $161.7 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.

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

In October 2008, the Board of Directors approved plans to purchase shares of our common stock in the open market. As of October 2, 2011, we were authorized to purchase up to 4.8 million shares under the share repurchase plan. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on various factors including, but not limited to, such factors as levels of cash generation from operations, cash requirements for acquisitions, and current stock price.

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of October 2, 2011 (in thousands):

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	Total
Operating leases	$6,708	$10,227	$7,748	$6,987	$31,670
Purchase obligations	161,683	—	—	—	161,683

	$168,391	$10,227	$7,748	$6,987	$193,353

Off-Balance Sheet Arrangements

As of October 2, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of October 2, 2011, we had total gross unrecognized tax benefits and related interest liabilities of $18.7 million. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to these obligations to occur within the next 12 months.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Our critical accounting policies have not materially changed during the nine months ended October 2, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Additionally, our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during the nine months ended October 2, 2011.

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

A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $648,000 to net income, net of our hedged position, at October 2, 2011. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of October 2, 2011 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the three and nine months ended October 2, 2011, 14.9% and 13.8%, respectively, of total net revenue was denominated in a currency other than the U.S. dollar.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	geopolitical disruption leading to delay or even stoppage of our operations in manufacturing, transportation, technical support and research and development;

•	delay or failure of our service provider customers to purchase at the volumes that they forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	allowance for bad debts exposure with our existing customers and new customers, particularly as we expand into new international markets;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand;

•	component supply constraints from our vendors;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products that would adversely impact our margins;

•	terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	the inability to maintain healthy operations by our suppliers and other parties with which we have commercial relations;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	litigation involving patent infringement;

•	epidemic or widespread failure, or unanticipated safety issues, in one or more of our products;

•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	labor unrest at facilities managed by our third-party manufacturers;

•	unanticipated increase in costs, including air freight, associated with shipping and delivery of our products;

•	our failure to implement and maintain the appropriate internal controls over financial reporting which may result in restatements of our financial statements; and

•	any changes in accounting rules.

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

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. For example, component shortages in the fourth quarter of 2009 limited our ability to supply all the worldwide demand for our products and our revenue was affected.

Another example relates to the recent record flooding in Thailand. Many major manufacturers of hard disk drives and their component suppliers maintain significant operations in Thailand in areas affected by the flooding. These include most, if not all, of our direct and indirect suppliers of hard disk drives for our ReadyNAS product line. All of our major direct and indirect suppliers of hard disk drives have informed us that our supply chain will be constrained for an indefinite amount of time, currently expected to be up to six months in some cases. Some have therefore declared a force majeure event and have stated that, in addition to and because of the supply constraints, pricing for hard disk drives has and will likely continue to increase significantly until they are able to stabilize the situation. We have already experienced increased prices in the cost of hard disk drives and we expect those increases to continue. As a result, the Company is not accepting any orders containing ReadyNAS products with hard disk drives at current prices and all shipments of ReadyNAS products with hard disk drives have been placed on hold until the Company can further evaluate the situation and determine appropriate revised pricing. In addition, all current sales and marketing promotions involving ReadyNAS products have been terminated indefinitely. Further, the Company declared the existence of a force majeure event under our contracts with certain customers. We reserved the right to and will soon revise pricing on all of our ReadyNAS products. The foregoing only applies to orders for ReadyNAS products containing hard disk drives. All other products, including ReadyNAS products that are diskless, shall not be affected.

In addition, the earthquakes in Northern Japan in March 2011 and the resultant nuclear threats and tsunamis created uncertainty of supply for certain components and raw materials for our products. We have made alternative arrangements and have planned accordingly but there is no guarantee that our ancillary planning will be effective to maintain production of our products

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

With the continuing uncertainty about economic conditions in the United States and abroad, there has been significant volatility in the market price and trading volume of securities of technology and other companies, which may be unrelated to the financial performance of these companies. These broad market fluctuations may negatively affect the market price of our common stock.

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;

•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors’ growth rates;

•	conditions in the financial markets in general or changes in general economic conditions;

•	interest rate or currency exchange rate fluctuations;

•	our ability or inability to raise additional capital;

•	our ability to report accurate financial results in our periodic reports filed with the SEC;

•	disclosures of previously non-public information in connection with our segment reporting, which commenced in the second fiscal quarter of 2011; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins and loss of market share.

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the commercial business market include Allied Telesyn, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Inc., Hewlett-Packard, Huawei, Cisco Systems, the Linksys division of Cisco Systems, QNAP Systems, Seagate Technology, SonicWALL, Synology, WatchGuard and Western Digital. Our principal competitors in the home market for networking devices and television connectivity products include Apple, Belkin, D-Link, the Linksys division of Cisco Systems, and Roku. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Comtrend, D-Link, Hitron, Huawei, Motorola, Pace, Sagem, Scientific Atlanta-a Cisco company, SMC Networks, TechniColor, Ubee, Compal Broadband, ZTE and ZyXEL. Other current and potential competitors include numerous local vendors such as Devolo, LEA and AVM in Europe, Corega and Melco in Japan and TP-Link in China. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODM’s, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition is intense in our industry in certain geographical regions and product categories. Specifically in the service provider space, many of our competitors price their products significantly below our product costs in order to gain market share. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. These companies could devote more capital resources to develop, manufacture and market competing products than we could. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

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

The recent economic problems affecting the banking system and financial markets and the recent uncertainty in global economic conditions has resulted in a number of adverse effects including tightening in the credit markets, a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the recent failure of the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and even Italy, has had international implications affecting the stability of global financial markets and hindering economies worldwide. Should the European Union monetary policy measures be insufficient to restore stability to the financial markets, the recovery of the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered or reversed, which could have a material adverse effect on us. There could also be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the commercial business, retail, and service provider markets and quickly develop, manufacture and sell products that satisfy these demands in a cost effective manner. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

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

We manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. To the best of our knowledge, we maintain compliance with all current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where future regulations may be enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the Securities and Exchange Commission has proposed new rules in December 2010 regarding investigation and disclosure of the use of certain “conflict materials” in our products and final rules may be forthcoming in the fourth quarter of 2011. If final rules are adopted, we contemplate that the rules may apply to our business and accordingly, we may need to expend additional resources to ensure compliance. While we do not currently know of any other proposed regulation regarding components in our products which would have a material impact on our business, if there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that would have a material adverse impact on our business, financial condition and results of operations.

One area which has a large number of regulations is the environmental area. Environmental areas such as pollution and climate change have had significant legislative and regulatory efforts on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. While future changes in regulations appears likely, we are currently unable to predict how any such changes will impact us and if such impacts will be material to our business. If there is a new law or regulation that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse affect on our business, financial condition and results of operations.

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

The loss of recurring orders from any of our more significant customers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins. During the three months ended October 2, 2011, sales to Best Buy and its affiliates accounted for approximately 11% of our net revenue and sales to Ingram Micro and its affiliates accounted for approximately 10% of our net revenue. During the nine months ended October 2, 2011, sales to Best Buy and its affiliates accounted for approximately 11% of our net revenue and sales to Ingram Micro and its affiliates accounted for approximately 10% of our net revenue. While these customers each accounted for greater than 10% of our net revenue during the three months and nine months ended October 2, 2011, there is no assurance that either of them will continue to purchase our products at the same rate for any future periods.

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

To maintain and grow our market share, net revenue and brand, we must maintain and expand our sales channels. Our sales channels consist of traditional retailers, online retailers, DMRs, VARs, and broadband service providers. Some of these entities purchase our products through our wholesale distributor customers. We generally have no minimum purchase commitments or long-term contracts with any of these third parties.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end-user. For example, in January 2008, we announced a voluntary recall of the XE103 Powerline Ethernet Adapter made for Europe and other countries using 220-240 volt power sources and sold individually or in a bundled kit. In addition, certain of our contracts include epidemic failure clauses. If invoked, these clauses may entitle the customer to return for replacement or obtain credits for products and inventory, as well as assess liquidated damage penalties and terminate an existing contract and cancel future or then current purchase orders. In such instances, we may also be obligated to cover significant costs incurred by the customer associated with the consequences of such epidemic failure, including freight and transportation required for product replacement. Costs or payments we make in connection with an epidemic failure may materially adversely affect our results of operations and financial condition. If our products contain defects or errors, or are found to be noncompliant with industry standards, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. In addition, our reputation and brand could be damaged, and we could face legal claims regarding our products. A product liability or other claim could result in negative publicity and harm to our reputation, resulting in unexpected expenses and adversely impacting our operating results. For instance, if a third party were able to successfully overcome the security measures in our products, such a person or entity could misappropriate customer data, third party data stored by our customers and other information, including intellectual property. In addition, the operations of our end-user customers may be interrupted. If that happens, affected end-users or others may file actions against us alleging product liability, tort, or breach of warranty claims.

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

We sell a substantial portion of our products through broadband service providers worldwide. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced.

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

If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin expectations for a particular period of time and therefore adversely affect our stock price. For example, many of our competitors in the service provider space aggressively price their products in order to gain market share. We may not be able to match the lower prices offered by our competitors. Many of the service provider customers will seek to purchase from the lowest cost provider, notwithstanding that our products may be higher quality or our products were previously validated for use on their proprietary network. Accordingly, we may lose customers who have lower, more aggressive pricing and our revenues may be reduced. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen slowdowns in capital expenditures by certain of our service provider customers in the past, and believe there may be potential for similar slowdowns in the future. Any slowdown in the general economy, over supply, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.

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

As part of undertaking an acquisition, we may also significantly revise our capital structure or operational budget, such as issuing common stock that would dilute the ownership percentage of our stockholders, assuming liabilities or debt, utilizing a substantial portion of our cash resources to pay for the acquisition or significantly increasing operating expenses. Our acquisitions have resulted and may in the future result in charges being taken in an individual quarter as well as future periods, which results in variability in our quarterly earnings. In addition, our effective tax rate in any particular quarter may also be impacted by acquisitions. Following the closing of an acquisition, we may also have disputes with the seller regarding contractual requirements and covenants. Any such disputes may be time consuming and distract management from other aspects of our business.

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

In the three months ended July 3, 2011, in connection with the Company’s reorganization into three specific business units (retail, commercial, and service provider), the Company allocated goodwill to each business unit and evaluated those allocations for potential impairment. No impairment existed as of July 3, 2011. We will continue to test goodwill for impairment at least annually at the business unit level. The allocation of goodwill may have greater impact for certain of the business segments, as compared to the other segments. Accordingly, the performance of a business unit may be adversely affected by the allocation of goodwill.

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

International sales comprise a significant amount of our overall net revenue. International sales were 48% of overall net revenue in fiscal 2010 and 52% of overall net revenue for the three months ended October 2, 2011. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

•	difficulties and costs of staffing and managing foreign operations;

•	business difficulties, including potential bankruptcy or liquidation, of any of our worldwide third party logistics providers; and

•	changes in local tax laws.

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

In addition, war, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. For example, labor disputes at manufacturing facilities in China occurred in 2010 and have led to workers going on strike. The recent trend of labor unrest could materially affect our third-party manufacturers’ abilities to manufacture our products. In addition, all of our major direct and indirect suppliers of hard disk drives have been affected by the recent record flooding in Thailand, and they have informed us that our supply chain will be constrained for an indefinite amount of time, currently expected to be up to six months in some cases. Some have therefore declared a force majeure event and have stated that, in addition to and because of the supply constraints, pricing for hard disk drives has and will likely continue to increase significantly until they are able to stabilize the situation. We have already experienced increased prices in the cost of hard disk drives and we expect those increases to continue. As a result, the Company is not accepting any orders containing ReadyNAS products with hard disk drives at current prices and all shipments of ReadyNAS products with hard disk drives have been placed on hold until the Company can further evaluate the situation and determine appropriate revised pricing. In addition, all current sales and marketing promotions involving ReadyNAS products have been terminated indefinitely. Further, the Company declared the existence of a force majeure event under our contracts with certain customers. We reserved the right to and will soon revise pricing on all of our ReadyNAS products. The foregoing only applies to orders for ReadyNAS products containing hard disk drives. All other products, including ReadyNAS products that are diskless, shall not be affected. Furthermore, earthquakes and resultant nuclear threats and tsunamis in Japan in March 2011 have caused some disruption to our supply of raw materials and components for our products and may impact our operating results in Japan.

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

(a) None.

(b) None.

(c) On October 21, 2008, our Board of Directors authorized management to repurchase up to 6,000,000 shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and our share price. As of October 2, 2011, we were authorized to purchase up to 4.8 million shares under the share repurchase plan. We did not repurchase any shares of common stock under this repurchase authorization in the three months ended October 2, 2011.

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

Date: November 8, 2011

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