Form 10-K
period 2011-12-31
NETGEAR, INC
filed 2012-02-29
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 3, 2011 was approximately $905.9 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 1, 2011 (the last business day of the Registrant’s most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director and each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 37,803,236 shares as of February 21, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

This Annual Report on Form 10-K (“Form 10-K”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in Part I, Item 1A below, and elsewhere in this Form 10-K, including, among other things: the future growth of the commercial business, retail, and broadband service provider markets; speed of adoption of wireless networking worldwide; our business strategies and development plans; our successful introduction of new products and technologies; future operating expenses and financing requirements; and competition and competitive factors in the commercial business, retail, and broadband service provider markets. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Form 10-K are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Form 10-K.

Item 1.	Business

General

We are a global networking company that delivers innovative products to consumers, businesses and service providers. In the second fiscal quarter of 2011, we made organizational changes that we believe enable us to better focus our efforts on core customer segments and allow us to be more nimble and opportunistic as a company overall. Our business is now managed in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, storage and digital media products to connect users with the Internet and their content and devices. The commercial business unit consists of business networking, storage and security solutions without the cost and complexity of Big IT. The service provider business unit consists of made-to-order and retail proven, whole home networking solutions sold to service providers for sale to their customers. Additionally, in the first fiscal quarter of 2011, we combined our North American, Central American and South American sales forces to form the Americas territory. Previously, North America was its own geographic region and the Central American and South American territories were categorized within the Asia Pacific (“APAC”) geographic region. Following this change, we are now organized into the following three geographic territories: Americas, Europe, Middle-East and Africa (“EMEA”) and APAC. For further detail, refer to Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

We were incorporated in Delaware on January 8, 1996. Our principal executive offices are located at 350 East Plumeria Drive, San Jose, California 95134, and our telephone number at that location is (408) 907-8000. Our website address is www.netgear.com.

In the years ended December 31, 2011, 2010, and 2009, we generated net revenue of $1.18 billion, $902.1 million, and $686.6 million, respectively.

Markets

Our goal is to be the leading provider of innovative networking products to the consumer, business, and service provider markets. A number of factors are driving today’s demand for networking products within these markets. As the number of computing devices, such as PCs, smart phones and tablet computers, has increased in recent years, networks—especially WiFi networks—are being deployed more broadly in order to share information and resources among users and devices. This information and resource sharing occurs internally, through a local area network, or externally, via the Internet. To take advantage of complex applications, advanced communication capabilities and rich multimedia content, users are upgrading their Internet connections by deploying high-speed broadband access technologies. Users also seek the convenience and flexibility of operating their PCs, laptops, smart phones, tablet computers and related computing devices while accessing their content in a more mobile, or wireless, manner. In addition, market demand for television connectivity products has increased significantly as well, where users seek to connect their televisions to the Internet and for entertainment content. Finally, as the usage of networks, including the Internet, has increased, users have become much more focused on the security of their connections and the protection of the data within their networks.

Consumers, businesses and service providers demand a complete set of wired and wireless networking and broadband products that are tailored to their specific needs and budgets and also incorporate the latest networking technologies. These users require the continual introduction of new and refined products and often lack extensive IT resources and technical knowledge. Therefore, they demand ‘plug-and-play’ or easy-to-install and use products that require little or no maintenance, and customer service and support. We believe that these users also prefer the convenience of obtaining a networking solution from a single company with whom they are familiar; as these users expand their networks, they tend to be loyal purchasers of that brand. In addition, purchasing decisions of users in these markets are also driven by the affordability of networking products. To provide reliable, easy-to-use products at an attractive price, we believe a successful supplier must have a company-wide focus on the unique requirements of these markets, operational discipline and cost-efficient infrastructure and processes that allow for efficient product development, manufacturing and distribution.

Sales Channels

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers.

Wholesale Distribution. Our distribution channel supplies our products to retailers, e-commerce resellers, Direct Market Resellers and Value Added Resellers. We sell directly to our distributors, the largest of which are Ingram Micro, Inc. and Tech Data Corporation.

Retailers. Our retail channel primarily supplies products that are sold into the consumer market. We sell directly to, or enter into consignment arrangements with, a number of our traditional retailers. The remaining traditional retailers, as well as our online retailers, are fulfilled through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, in-store promotions and demonstrations, instant rebate programs, event sponsorship and sales associate training, as well as establishing “store within a store” websites and banner advertising.

DMRs and VARs. We primarily sell into the commercial business marketplace through an extensive network of DMRs and VARs. Our DMRs include companies such as CDW and Insight. VARs include our network of registered Powershift Partners, and resellers that are not registered in our Powershift partner program. DMRs and VARs may receive sales incentives, marketing support and other program benefits from us. Our DMRs and VARs generally purchase our products through our wholesale distributors.

Broadband Service Providers. We also supply our products directly to broadband service providers in the United States and internationally. Service providers supply our products to their business and home subscribers.

The largest portion of our net revenues was derived from Americas sales in the year ended December 31, 2011. The Americas sales as a percentage of net revenue decreased from 51.7% in the year ended December 31, 2010 to 49.7% in the year ended December 31, 2011. We have committed resources to expanding our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical instability, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws. See Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for further discussion of net revenues by geographic region.

Retail company Best Buy, Inc. and distributor Ingram Micro, Inc. each accounted for 10% or greater of our net revenues in the years ended December 31, 2011, 2010 and 2009. See Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for further details on customer concentrations.

Product Offerings

Our product line consists of wired and wireless devices, including devices that enable commercial business networking, broadband access, network connectivity, network storage and security appliances. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold.

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

Broadband access. Broadband is a transmission medium capable of moving more digital content over public high speed networks than traditional low speed telephone lines. Products that enable broadband access include:

•	routers, which connect the home or office networks to the Internet via broadband modems;

•	gateways, which are routers with integrated modems, for Internet access;

•	IP telephony products, used for transmitting voice communications over a network; and

•	Media servers, which store files and multimedia content for access by PCs, laptops, smart phones and other Internet enabled devices.

Network connectivity. Products that enable network connectivity and resource sharing include:

•	wireless access points and range extenders, which provide a wireless link between a wired network and wireless devices;

•	wireless network interface cards and adapters, which enable devices to be connected to the network wirelessly;

•	Ethernet network interface cards and adapters, which enable devices to be connected to the network over Ethernet wiring;

•	media adapters, which connect non PC entertainment devices such as TVs, audio players, and game consoles to a network;

•	powerline adapters and bridges, which enable devices to be connected to the network over existing electrical wiring; and

•	Multimedia over Coax Alliance standard (“MoCA”) adapters and bridges, which enable devices to be connected to the network over existing coaxial wiring.

We design our products to meet the specific needs of the consumer, business and service provider markets, tailoring various elements of the product design, including component specification, physical characteristics such as casing, design and coloration, and specific user interface features to meet the needs of these markets. We also leverage many of our technological developments, high volume manufacturing, technical support and engineering infrastructure across our markets to maximize business efficiencies.

Our products that target the business market are generally designed with an industrial appearance, including metal cases and, for some product categories, the ability to mount the product within standard data networking racks. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a commercial business user. For example, we offer data transfer rates up to ten Gigabits per second for our business products to meet the higher capacity requirements of business users. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. Security requirements within our products for commercial business broadband access include firewall, virtual private network and content threat management capabilities that allow for secure interactions between remote offices and business headquarter locations over the Internet. Our connectivity product offerings for the commercial business market include enhanced security and remote configurability often required in a business setting. Our ReadyNAS® family of network attached storage products implements redundant array of independent disks data protection, enabling businesses to store and protect critical data easily, efficiently and intelligently.

Our products for the consumer and service provider markets are generally designed with pleasing visual and physical aesthetics that are more desirable in a home environment. Our connectivity offerings for the consumer market are generally at a lower price than higher security and configurability wireless offerings for the business market. Our products for facilitating broadband access in the home are available with features such as parental control capabilities and firewall security, to allow for safer, more controlled Internet usage in families with children. Our broadband products designed for the home market also contain installation software that guides a less sophisticated user through the installation process with their broadband service provider, using a graphical user interface and simple point and click operations. Our connectivity product offerings for the consumer market include powerline and MoCA data transmission modes, which allow home users to take advantage of their existing electrical or coaxial wiring infrastructure for transmitting data among network components.

Our vision for the home network has always been about having all devices connected to the Internet at all times. Recently, our focus has been to continue to introduce new products into what we believe are five new growth areas: First, TV connectivity products such as our new Push2TV HD edition announced jointly with Intel at the 2011 International Consumer Electronics Show; Second, network attached storage products with enhanced user interfaces, higher capacity and resilience; Third, security appliances that support more users; Fourth, DOCSIS 3.0 gateways with more integrated functions; and Fifth, the 4G/Long Term Evolution (“LTE”) related repeaters and routers. We continue to announce and introduce new products in these significant growth markets.

Competition

The consumer, business and service provider markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•	within the consumer markets, companies such as Apple, Belkin, D-Link, the Linksys division of Cisco Systems, Roku and Western Digital; and

•

within the business markets, companies such as Allied Telesys, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, Cisco Systems, the Linksys division of Cisco Systems, QNAP Systems, Seagate Technology, SonicWALL, Synology, WatchGuard and Western Digital; and

•

within the service provider markets, companies such as Actiontec, ARRIS, Comtrend, D-Link, Hitron, Huawei, Motorola, Pace, Sagem, Scientific Atlanta-a Cisco company, SMC Networks, TechniColor, Ubee, Compal Broadband, ZTE and ZyXEL .

Other current and potential competitors include numerous local vendors such as Devolo, LEA and AVM in Europe, Corega and Melco in Japan and TP-Link in China. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODM’s, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

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

We believe that the principal competitive factors in the consumer, business and service provider markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, price, ease-of-installation, maintenance and use, and customer service and support. We believe our products are competitive in these markets based on these factors.

To remain competitive, we believe we must invest significant resources in developing new products and enhancing our current products while continuing to expand our sales channels and maintaining customer satisfaction worldwide.

Research and Development

As of December 31, 2011, we had 224 employees engaged in research and development. We believe that our success depends on our ability to develop products that meet changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate new third-party technologies, develop new in-house technologies, and develop and test new products. Our research and development employees work closely with our technology and manufacturing partners to bring our products to market in a timely, high quality and cost-efficient manner.

We identify, qualify or self-develop new technologies, and we work closely with our various technology suppliers and manufacturing partners to develop products using one or more of the development methodologies described below.

ODM. Under the original design manufacturer (“ODM”), methodology, we define the product concept and specification and recommend the technology selection. We then coordinate with our technology suppliers while they develop the product meeting our specification. On certain new products, one or more subsystems of the design can be done in-house and then integrated in with the remaining design pieces from the ODM. Once prototypes are completed, we work with our partners to complete the debugging and systems integration and testing. After completion of the final tests, agency approvals and product documentation, the product is released for production.

In-House Development. Under the in-house development model, one or more subsystems of the product are designed and developed utilizing the NEGEAR engineering team. Under this model, some of the primary technology is developed in-house. We then work closely with either an ODM or a contract manufacturer to complete the development of the entire design, perform the necessary testing, and obtain regulatory approvals before the product is released for production.

OEM. Under the original equipment manufacturer (“OEM”), methodology, which we use for a limited number of products, we define the product specification and then purchase the product from OEM suppliers that have existing products fitting our design requirements. In some cases, once a technology supplier’s product is selected, we work with the OEM supplier to complete the cosmetic changes to fit into our mechanical and packaging design, as well as our documentation and graphical user interface (“GUI”), standard. The OEM supplier completes regulatory approvals on our behalf. When all design verification and regulatory testing is completed, the product is released for production.

Our internal research and development efforts focus on developing and improving the usability, reliability, functionality, cost and performance of our products. Our total research and development expenses were $48.7 million in 2011, $40.0 million in 2010 and $30.1 million in 2009.

Manufacturing

Our primary manufacturers are Cameo Communications Inc., Delta Networks Incorporated, Hon Hai Precision Industry Co., Ltd. (more commonly known as Foxconn Corporation), SerComm Corporation, and Unihan Corporation (which was spun out of ASUSTek Computer, Inc. in January 2008), all of which are headquartered in Taiwan. The actual manufacturing of our products occurs primarily in mainland China and Vietnam, with pilot and low-volume manufacturing in Taiwan on a select basis. We distribute our manufacturing among these key suppliers to avoid excessive concentration with a single supplier. Because substantially all of our manufacturing occurs in mainland China and Vietnam, any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our ODMs to manufacture our products. In addition, our ODMs in China have continued to increase our costs of production, particularly in the recent year. These increased costs have affected our margins and ability to lower prices for our products to stay competitive. If our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly impacted. In addition to their responsibility for the manufacturing of our products, our manufacturers purchase all necessary parts and materials to produce complete, finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Hong Kong and mainland China. They are responsible for auditing and inspecting process and product quality on the premises of our ODMs and OEMs.

We obtain several key components from limited or sole sources. For example, many of the semiconductors and meta materials used in our products are designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Our third party manufacturers generally purchase these components on our behalf on a purchase order basis. If these sources fail to satisfy our supply requirements, our ability to meet scheduled product deliveries would be harmed and we may lose sales and experience increased component costs.

We currently outsource warehousing and distribution logistics to five main third-party providers who are responsible for warehousing, distribution logistics and order fulfillment. In addition, these parties are also responsible for some configuration and re-packaging of our products including bundling components to form kits, inserting appropriate documentation, disk drive configuration, and adding power adapters. APL Logistics Americas, Ltd. in City of Industry, California serves the Americas region, Kerry Logistics Ltd. in Hong Kong serves the Asia Pacific region, DSV Solutions B.V. and ModusLink B.V. in the Netherlands serve the EMEA, region and Agility Logistics Pty Ltd. in Matraville, NSW, Australia which serves Australia and New Zealand.

Sales and Marketing

As of December 31, 2011, we had 357 employees engaged in sales and marketing. We work directly with our customers on market development activities, such as co-advertising, in-store promotions and demonstrations, instant rebate programs, event sponsorship and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our product marketing and corporate marketing groups.

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

Customer Support

We design our products with “plug and play” ease of use. We respond globally to customer questions through a variety of venues including phone, chat and email. Customers can also get self-help service through the comprehensive knowledgebase and the user forum on our website. Customer support is provided through a combination of a limited number of permanent employees and use of subcontracted, out-sourced resources. Our permanent employees design our technical support database and are responsible for training and managing our outsourced sub-contractors. They also handle escalations from the outsourced resources. We utilize the information gained from customers by our customer support organization to enhance our product offerings, including further simplifying the installation process.

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark and trade secret and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold 43 issued United States patents that expire between years 2013 and 2028 and 19 foreign patents that expire between 2012 and 2026. In addition, we currently have a number of pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products in the United States and internationally, including NETGEAR, the NETGEAR logo, NETGEAR Green, the NETGEAR Green logo, NETGEAR Digital Entertainer, the NETGEAR Digital Entertainer logo, Genie, the Genie logo,Readyshare, Neo TV, the Neo TV logo, NETGEAR Stora, the NETGEAR Stora logo, Connect with Innovation, ProSafe, RangeMax, ReadyNAS, Smart Wizard, ProSecure, the ProSecure logo, Push2TV, Ultraline, Proline, Liteline, Envoy Service Management System, Versalink, Wirespeed, Leaf Networks, and X-RAID. We have registered a number of Internet domain names that we use for electronic interaction with our customers including dissemination of product information, marketing programs, product registration, sales activities, and other commercial uses.

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

Backlog

We believe the actual amount of product backlog at any particular time is not a meaningful indication of our future business. Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with little or no penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net sales for any subsequent period. Accordingly, backlog should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

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

Employees

As of December 31, 2011, we had 791 full-time employees, with 357 in sales, marketing and technical support, 224 in research and development, 96 in operations, and 114 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements.

Long-lived assets by geographic location are listed under Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, which information is incorporated into this Item 1 by reference.

Available Information

We file reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, in accordance with the Exchange Act. You may read and copy our reports, proxy statements and other information filed by us at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. Our filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov.

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

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 7, 2012.

Name	Age	Position
Patrick C.S. Lo	55	Chairman and Chief Executive Officer
Christine M. Gorjanc	55	Chief Financial Officer
Mark G. Merrill	57	Chief Technical Officer
Shane J. Buckley	44	Senior Vice President and General Manager of Commercial Business Unit
Michael P. Clegg	51	Senior Vice President and General Manager of Service Provider Business Unit
David S.G. Soares	45	Senior Vice President and General Manager of Retail Business Unit
Michael F. Falcon	55	Senior Vice President of Worldwide Operations and Support
Charles T. Olson	56	Senior Vice President of Engineering
Andrew W. Kim	41	Vice President, Legal and Corporate Development, Corporate Secretary

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

Christine M. Gorjanc has served as our Chief Financial Officer since January 2008, Chief Accounting Officer from December 2006 to January 2008 and Vice President, Finance from November 2005 to December 2006. From September 1996 through November 2005, Ms. Gorjanc served as Vice President, Controller, Treasurer and Assistant Secretary for Aspect Communications Corporation, a provider of workforce and customer management solutions. From October 1988 through September 1996, Ms. Gorjanc served as the Manager of Tax for Tandem Computers, Inc., a provider of fault-tolerant computer systems. Prior to that, Ms. Gorjanc served in management positions at Xidex Corporation, a manufacturer of storage devices, and spent eight years in public accounting with a number of accounting firms. Ms. Gorjanc holds a B.A. in Accounting (with honors) from the University of Texas at El Paso and a M.S. in Taxation from Golden Gate University.

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

Shane J. Buckley has served as our Senior Vice President and General Manager of Commercial Business since April 2011, and Senior Vice President and General Manager Small/Medium Business from October 2009 to March 2011. Prior to joining us, Mr. Buckley served as President & CEO of Rohati Systems from November 2007 to October 2009, COO of Aviram Networks, Inc. (formerly Nevis Networks) from July 2006 to November 2007, Vice President WW Enterprise at Juniper Networks from June 2005 to April 2006, President International at Peribit Networks from February 2002 to July 2005, CEO at Conduit Software from December 2000 to February 2002, and EMEA Vice President at 3Com Corp from 1998 to 2000. Mr. Buckley holds a B.S Degree in Engineering from the Cork Institute of Technology in Ireland.

Michael P. Clegg has served as our Senior Vice President and General Manager of Service Provider Business since August 2005. Prior to joining NETGEAR, Mr. Clegg served as VP Engineering, at Entrisphere (now part of Ericsson) from February 2003 to January 2005, and COO and CTO at Virtual Access from September 1999 to April 2002. From March 1999 to September 1999, Mr. Clegg served as Vice President DSL Solutions at Fujitsu Telecommunications Europe which acquired the Westell Europe subsidiary, which Mr. Clegg led as Managing Director from May 1995 to September 1999. Prior to May 1995, Mr. Clegg served as Senior Consultant at Scientific Generics (now Sagentia) from December 1989 to April 1994. Mr. Clegg received both a B.S. degree in Electrical Engineering and an M.S. degree in Digital Systems Design from the University of the Witwatersrand, South Africa.

David S.G. Soares has served as our Senior Vice President and General Manager of Retail Business Unit since April 2011, and Senior Vice President of Worldwide Sales from August 2004 to March 2011. Mr. Soares joined us in January 1998, and served as Vice President of EMEA sales from December 2003 to July 2004, EMEA Managing Director from April 2000 to November 2003, United Kingdom and Nordic Regional Manager from February 1999 to March 2000 and United Kingdom Country Manager from January 1998 to January 1999. Prior to joining us, Mr. Soares was at Hayes Microcomputer Products, a manufacturer of dial-up modems, where he was head of their retail, e-commerce and DMR channels in the UK. Mr. Soares attended Ridley College, Ontario Canada.

Michael F. Falcon has served as our Senior Vice President of Worldwide Operations and Support since January 2009, Senior Vice President of Operations from March 2006 to January 2009, and Vice President of Operations from November 2002 to March 2006. Prior to joining us, Mr. Falcon was at Quantum Corporation, where he served as Vice President of Operations and Supply Chain Management from September 1999 to

November 2002, Meridian Data (acquired by Quantum Corporation), where he served as Vice President of Operations from April 1999 to September 1999, and Silicon Valley Group, where he served as Director of Operations, Strategic Planning and Supply Chain Management from February 1989 to April 1999. Prior to February 1989, Mr. Falcon served in management positions at SCI Systems, an electronics manufacturer, Xerox Imaging Systems, a provider of scanning and text recognition solutions, and Plantronics, Inc., a provider of lightweight communication headsets. Mr. Falcon received a B.A. degree in Economics with honors from the University of California, Santa Cruz and has completed coursework in the M.B.A. program at Santa Clara University.

Charles T. Olson has served as our Senior Vice President of Engineering since March 2006 and our Vice President of Engineering from January 2003 to March 2006. Prior to joining NETGEAR, Mr. Olson was at Hewlett-Packard Company, from July 1978 to January 2003, where he served as Director of Research and Development for ProCurve networking from 1998 to 2003, as Research and Development Manager for the Enterprise Netserver division from 1997 to 1998, and, in various other engineering management roles in Hewlett-Packard’s Unix server and personal computer product divisions prior to 1998. Mr. Olson received a B.S. degree in Electrical Engineering from the University of California, Davis and an M.B.A. from Santa Clara University.

Andrew W. Kim has served as our Vice President, Legal and Corporate Development and Corporate Secretary since October 2008 and as our Associate General Counsel from March 2008 to October 2008. Prior to joining NETGEAR, Mr. Kim served as Special Counsel in the Corporate and Securities Department of Wilson Sonsini Goodrich & Rosati, a private law firm, where he represented public and private technology companies in a wide range of matters, including mergers and acquisitions, debt and equity financing arrangements, securities law compliance and corporate governance from 2000 to 2003 and 2006 to 2008. In between his two terms at Wilson Sonsini Goodrich & Rosati, Mr. Kim served as Partner in the Business and Finance Department of the law firm Schwartz Cooper Chartered in Chicago, Illinois, and was an Adjunct Professor of Entrepreneurship at the Illinois Institute of Technology. Mr. Kim holds a J.D. from Cornell Law School, and received a B.A. degree in history from Yale University.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	geopolitical disruption leading to delay or even stoppage of our operations in manufacturing, transportation, technical support and research and development;

•	delay or failure of our service provider customers to purchase at the volumes that they forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	allowance for bad debts exposure with our existing customers and new customers, particularly as we expand into new international markets;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand;

•	component supply constraints from our vendors;

•	unfavorable level of inventory and turns;

•	unanticipated shift in overall product mix from higher to lower margin products that would adversely impact our margins;

•	terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	the inability to maintain stable operations by our suppliers and other parties with which we have commercial relationships;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	litigation involving patent infringement;

•	epidemic or widespread product failure, or unanticipated safety issues, in one or more of our products;

•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	failure to effectively manage our third party customer support partners which may result in customer complaints and/or harm to the NETGEAR brand;

•

our inability to monitor and ensure compliance with our anti-corruption compliance program and domestic and international anti-corruption laws and regulations, whether in relation to our employees or with our suppliers or customers;

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

With the continuing uncertainty about economic conditions in Europe, the United States and elsewhere internationally, there has been significant volatility in the market price and trading volume of securities of technology and other companies, which may be unrelated to the financial performance of these companies. These broad market fluctuations may negatively affect the market price of our common stock.

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;

•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors’ growth rates;

•	conditions in the financial markets in general or changes in general economic conditions, including government efforts to stabilize currencies;

•	interest rate or currency exchange rate fluctuations;

•	our ability or inability to raise additional capital;

•	our ability to report accurate financial results in our periodic reports filed with the SEC;

•	disclosures of previously non-public information in connection with our segment reporting, which commenced in the second fiscal quarter of 2011; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins and loss of market share.

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, Cisco Systems, the Linksys division of Cisco Systems, QNAP Systems, Seagate Technology, SonicWALL, Synology, WatchGuard and Western Digital. Our principal competitors in the home market for networking devices and television connectivity products include Apple, Belkin, D-Link, the Linksys division of Cisco Systems, Roku and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Comtrend, D-Link, Hitron, Huawei, Motorola, Pace, Sagem, Scientific Atlanta-a Cisco company, SMC Networks, TechniColor, Ubee, Compal Broadband, ZTE and ZyXEL. Other current and potential competitors include numerous local vendors such as Devolo, LEA and AVM in Europe, Corega and Melco in Japan and TP-Link in China. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODM’s, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

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

The recent economic problems affecting the banking system and financial markets and the recent uncertainty in global economic conditions has resulted in a number of adverse effects including tightening in the credit markets, a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the recent challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and even Italy, has had international implications affecting the stability of global financial markets and hindering economies worldwide. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, the recovery of the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered or reversed, which could have a material adverse effect on us. There could also be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

If conditions in the global economy, including Europe and the U.S., or other key vertical or geographic markets remain uncertain or weaken further, such conditions could have a material adverse impact on our business, operating results and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

Our business is subject to the risks of international operations.

We derive a significant portion of our revenue from international operations. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws, changes in the value of the U.S. dollar versus local currencies, and natural disasters. Margins on sales of our products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations. Additionally, certain foreign countries have complex regulatory requirements as conditions of doing business. For example, the United Kingdom Anti-Bribery Act of 2010 is broad legislation that prohibits bribery and applies to our operations worldwide. This foreign legislation follows in the spirit of the U.S. Foreign Corrupt Practices Act and focuses additional governmental efforts on anticorruption efforts worldwide. Meeting these requirements may increase our operating expenses as we continue to expand internationally.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the commercial business, retail, and service provider markets and quickly develop, manufacture and sell products that satisfy these demands in a cost effective manner. In order to differentiate our products from our competitors’ products, we must continue to increase our focus and capital investment in research and development, including software development. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

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

Another example relates to the recent record flooding in Thailand in the third quarter of 2011. Many major manufacturers of hard disk drives and their component suppliers maintain significant operations in Thailand in areas affected by the flooding. These include most, if not all, of our direct and indirect suppliers of hard disk drives for our ReadyNAS product line. All of our major direct and indirect suppliers of hard disk drives informed us that our supply chain would be constrained for an indefinite amount of time, in some cases up to six months. Some have therefore declared a force majeure event and have stated that, in addition to and because of the supply constraints, pricing for hard disk drives has and will likely continue to increase significantly until they are able to stabilize the situation. We experienced increased prices in the cost of hard disk drives and we believe those increases may continue. As a result, the Company ceased accepting any additional orders containing ReadyNAS products with hard disk drives at then current prices and all shipments of ReadyNAS products with hard disk drives were placed on hold. In addition, all sales and marketing promotions involving ReadyNAS products were and continue to be terminated indefinitely. Further, the Company declared the existence of a force majeure event under our contracts with certain customers. Accordingly, our business was harmed.

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

We manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. To the best of our knowledge, we maintain compliance with all current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where future regulations may be enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the Securities and Exchange Commission has proposed new rules in December 2010 regarding investigation and disclosure of the use of certain “conflict materials” in our products and final rules may be forthcoming in the first half of 2012. If final rules are adopted, we contemplate that the rules may apply to our business and accordingly, we may need to expend additional resources to ensure compliance. While we do not currently know of any other proposed regulation regarding components in our products which would have a material impact on our business, if there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that would have a material adverse impact on our business, financial condition and results of operations.

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

In addition to government regulations, many of our customers require us to comply with their own requirements regarding manufacturing, health and safety matters, employee treatment, anti-corruption, use of materials and environmental concerns. Some customers may require us to periodically report on compliance with their unique requirements, and some customers reserve the right to audit our business for compliance. We are increasingly subject to requests for compliance with these customer requirements. For example, there has been significant focus from our customers as well as the press regarding corporate social responsibility policies. We regularly audit our manufacturers. However, any deficiencies in compliance by our manufacturers may harm our business and our brand. In addition, we may not have the resources to maintain compliance with these customer requirements and failure to comply may result in decreased sales to these customers, which may have a material adverse affect on our business, financial condition and results of operations.

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

The loss of recurring orders from any of our more significant customers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins. During the year ended December 31, 2011, sales to Best Buy and its affiliates accounted for approximately 11% of our net revenue and sales to Ingram Micro and its affiliates accounted for approximately 10% of our net revenue. During the year ended December 31, 2010, sales to Best Buy and its affiliates accounted for approximately 15% of our net revenue and sales to Ingram Micro and its affiliates accounted for approximately 11% of our net revenue. While these customers each accounted for approximately 10% or greater than 10% of our net revenue during the year ended December 31, 2011, there is no assurance that either of them will continue to purchase our products at the same rate for any future periods.

Although our financial performance may depend on large, recurring orders from certain customers and resellers, we do not generally have binding commitments from them. For example:

•	our reseller agreements generally do not require substantial minimum purchases;

•	our customers can stop purchasing and our resellers can stop marketing our products at any time; and

•	our reseller agreements generally are not exclusive.

Further, our revenue may be impacted by significant one-time purchases which are not contemplated to be repeatable, such as the one-time approximately $10 million dollar order from a service provider customer in the second fiscal quarter of 2011. While such purchases are reflected in our financial statements, we do not rely on and do not forecast for continued significant one-time purchases. As a result, lack of repeatable one-time purchases will adversely affect our revenue.

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

All of our products are manufactured, assembled, tested and generally packaged by a limited number of original design manufacturers (“ODMs”) and original equipment manufacturers (“OEMs”). We rely on our manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors. Due to weak economic conditions, the viability of some of these third-party manufacturers may be at risk. Our ODM’s are increasingly refusing to work with us on certain projects, such as projects for manufacturing products for our service provider customers. Because our service providers command significant resources, including for software support, and demand extremely competitive pricing, our ODM’s are starting to refuse to engage on service provider terms. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. As we contemplate moving manufacturing into different jurisdictions, we will be subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

Our reliance on third-party manufacturers also exposes us to the following risks over which we have limited control:

•	unexpected increases in manufacturing and repair costs;

•	inability to control the quality and reliability of finished products;

•	inability to control delivery schedules;

•	potential lack of adequate capacity to manufacture all or a part of the products we require; and

•	potential labor unrest affecting the ability of the third-party manufacturers to produce our products.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 9, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

We will be investing increased additional in-house resources on software research and development, which could disrupt our ongoing business and present risks not originally contemplated.

We plan to continue to evolve our historically hardware-centric business model towards a model that includes more software offerings. As such, we will further evolve the focus of our organization towards the delivery of more integrated hardware and software solutions for our customers. While we have invested in software development in the past, we will be expending additional resources in this area in the future. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return on capital, and unidentified issues not discovered in our due diligence. Software development is inherently risky for a company such as ours with a historically hardware-centric business model, and accordingly, our efforts in software development may not be successful. This initiative for increased investment in software research and development may materially adversely affect the Company’s financial condition and operating results.

We may spend a proportionately greater amount on software research and development in the future. If the Company cannot proportionately decrease our cost structure in response to competitive price pressures, our gross margin and, therefore, our profitability could be adversely affected. In addition, if our software solutions, pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

Software research and development is complex. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. We must accurately forecast mixes of software solutions and configurations that meet customer requirements, and we may not succeed at doing so within a given product’s life cycle or at all. Any delay in the development, production or marketing of a new software solution could result in us not being among the first to market, which could further harm our competitive position. In addition, our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues and defects. We may be unable to determine the cause, find an appropriate solution or offer a temporary fix to address defects. Finding solutions to quality issues or defects can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty with our software solutions or are dissatisfied with our services, our operating margins could be adversely affected, and we could face possible claims if we fail to meet our customers’ expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could adversely affect our operating results.

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

In addition, epidemic failure clauses are found in certain of our customer contracts, especially contracts with service providers. If invoked, these clauses may entitle the customer to return for replacement or obtain credits for products and inventory, as well as assess liquidated damage penalties and terminate an existing contract and cancel future or then current purchase orders. In such instances, we may also be obligated to cover significant costs incurred by the customer associated with the consequences of such epidemic failure, including freight and transportation required for product replacement and out-of-pocket costs for truck rolls to end user sites to collect the defective products. Costs or payments we make in connection with an epidemic failure may materially adversely affect our results of operations and financial condition. If our products contain defects or errors, or are found to be noncompliant with industry standards, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. In addition, our reputation and brand could be damaged, and we could face legal claims regarding our products. A product liability or other claim could result in negative publicity and harm to our reputation, resulting in unexpected expenses and adversely impacting our operating results. For instance, if a third party were able to successfully overcome the security measures in our products, such a person or entity could misappropriate customer data, third party data stored by our customers and other information, including intellectual property. In addition, the operations of our end-user customers may be interrupted. If that happens, affected end-users or others may file actions against us alleging product liability, tort, or breach of warranty claims.

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

We sell a substantial portion of our products through broadband service providers worldwide. Our service provider business unit accounted for a significant portion of our growth in 2011. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. In addition, because our service providers command significant resources, including for software support, and demand extremely competitive pricing, our ODM’s are starting to refuse to engage on service provider terms. Accordingly, as our ODM’s increasingly decline to take orders for manufacturing our service provider products, our service provider business will be harmed.

Further, as the deployment of DOCSIS 3.0 technology by broadband service providers increases worldwide during 2011 and 2012, we anticipate competing in an extremely price sensitive market and our margins may be affected. Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. In particular, managing inventory and production of our products for our service provider customers is a challenge. Many of our service provider customers have irregular purchasing requirements. These customers may decide to cancel orders for customized products specific to that customer, and we may not be able to reconfigure and sell those products in other channels. In addition, these customers may issue unforecasted orders for products which we may not be able to produce in a timely manner and as such, we may not be able to accept and deliver on such unforecasted orders. In certain cases, we may commit to fixed-price, long term purchase orders, with such orders priced in foreign currencies which could lose value over time in the event of adverse changes in foreign exchange rates. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. For example, we have been at the forefront of developing and selling DOCSIS 3.0 products to our service provider customers in 2010 and 2011. As our competitors develop DOCSIS 3.0 products, our service provider customers may use these competitor products as an alternate source for this technology. Our service provider customers may then require us to lower our prices or they may choose to purchase more DOCSIS 3.0 products from our competitors. Accordingly, our business may be harmed and our revenues may be reduced.

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

•	integrating the companies, assets, systems, products, sales channels and personnel that we acquire;

•	growing or maintaining revenues to justify the purchase price and the increased expenses associated with acquisitions;

•	entering into territories or markets that we have limited or no prior experience with;

•	establishing or maintaining business relationships with customers, vendors and suppliers who may be new to us;

•	overcoming the employee, customer, vendor and supplier turnover that may occur as a result of the acquisition;

•	diverting management’s attention from running the day to day operations of our business; and

•	potential post- closing disputes.

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

We invest in companies for both strategic and financial reasons, but may not realize a return on our investments in every instance.

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

In the second fiscal quarter of 2011, in connection with our reorganization into three specific business units (retail, commercial, and service provider), we allocated goodwill to each business unit and evaluated those allocations for potential impairment. No impairment existed as of the end of the second fiscal quarter of 2011. In the fourth fiscal quarter of 2011, we completed our annual impairment test of goodwill and determined no impairment existed as of December 31, 2011. We will continue to test goodwill for impairment at least annually at the business unit level. The allocation of goodwill may have greater impact for certain of the business segments, as compared to the other segments. Accordingly, the performance of a business unit may be adversely affected by the allocation of goodwill.

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

We also utilize third-party software development companies to develop, customize, maintain and support software that is incorporated into our products. If these companies fail to timely deliver or continuously maintain and support the software, as we require of them, we may experience delays in releasing new products or difficulties with supporting existing products and customers. In addition, if these third-party licensors fail, then we may be unable to continue to sell products that incorporate the licensed technologies in addition to being unable to continue to maintain and support these products. We do require escrow arrangements with respect to certain third-party software which entitle us to certain limited rights to the source code, in the event of certain failures by the third party, in order to maintain and support such software. However, there is no guarantee that we would be able to understand and use the source code, as we may not have the expertise to do so. We are increasingly exposed to these risks as we continue to develop and market more products containing third-party software, such as our TV connectivity, security and network attached storage products.

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

International sales comprise a significant amount of our overall net revenue. International sales were 52% of overall net revenue in fiscal 2011 and 50% of overall net revenue in fiscal 2010. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	exchange rate fluctuations;

•	increased difficulty in managing inventory;

•	delayed revenue recognition;

•	less effective protection of intellectual property;

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

We are expanding and reorganizing our operations and pursuing market opportunities both domestically and internationally in order to grow our sales. We expect that this attempted expansion will require enhancements to our existing management information systems, and operational and financial controls. In addition, if we continue to grow, our expenditures will likely be significantly higher than our historical costs. We may not be able to install adequate controls in an efficient and timely manner as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management, operational and financial resources. In addition, if we grow internationally, we will have to expand and enhance our communications infrastructure. In the second fiscal quarter of 2011, we reorganized our business into three business units: retail, commercial, and service provider. The Company’s reorganization into three business units may cause significant distraction to our management and employees. For example, channel and pricing conflicts may arise in certain territories as each of our business units may engage in selling activities which may benefit that business unit at the expense of another business unit. In addition, disclosures of previously non-public information in connection with our reorganization may also provide our competitors with strategic data which may put us at a competitive disadvantage and harm our business. These new disclosures about our performance may also cause our stock price to decline. If we fail to continue to improve our management information systems, procedures and financial controls or encounter unexpected difficulties during expansion and reorganization, our business could be harmed.

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

In addition, war, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. For example, labor disputes at manufacturing facilities in China occurred in 2010 and have led to workers going on strike. The recent trend of labor unrest could materially affect our third-party manufacturers’ abilities to manufacture our products. In addition, all of our major direct and indirect suppliers of hard disk drives have been affected by record flooding in Thailand in the third fiscal quarter of 2011, and they informed us that our supply chain would be constrained for an indefinite amount of time, up to six months in some cases. Some have therefore declared a force majeure event and have stated that, in addition to and because of the supply constraints, pricing for hard disk drives has and will likely continue to increase significantly until they are able to stabilize the situation. We experienced increased prices in the cost of hard disk drives and those increases may continue. As a result, the Company ceased accepting any orders containing ReadyNAS products with hard disk drives. In addition, all then current sales and marketing promotions involving ReadyNAS products were terminated indefinitely. Further, the Company declared the existence of a force majeure event under our contracts with certain customers. Accordingly, our business was harmed. Furthermore, earthquakes and resultant nuclear threats and tsunamis in Japan in March 2011 have caused some disruption to our supply of raw materials and components for our products and may impact our operating results in Japan.

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

System security risks, data protection breaches and cyber-attacks could disrupt our internal operations or information technology or networking services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Hackers may develop and deploy viruses, worms and other malicious software programs that are designed to attack our products and systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees or users of our products to disclose sensitive information in order to gain access to our data or our customers’ data. We have not established a formal business continuity plan. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. If our computer systems and servers go down at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we were able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly. Moreover, potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal administrative, sales, marketing and research and development facilities currently occupy approximately 142,700 square feet in an office complex in San Jose, California, under a lease that expires in March 2018.

Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease entered into in February 2006 and expiring in December 2026. Our international sales personnel are based out of local sales offices or home offices in Austria, Australia, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, New Zealand, Poland, Russia, Singapore, Spain, Sweden, Switzerland, the Netherlands, the United Arab Emirates, and the United Kingdom. We also have operations personnel using a leased facility in Hong Kong. We also maintain research and development facilities in Atlanta, Chicago, Beijing, Guangzhou, Nanjing, and Shanghai, China, and in Taipei, Taiwan. From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities provide suitable space for our operations and are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth. We have invested in internal capacity and strategic relationships with outside manufacturing vendors as needed to meet anticipated demand for our products.

We use third parties to provide warehousing services to us, consisting of facilities in Southern California, Australia, Hong Kong and the Netherlands.

Item 3.	Legal Proceedings

The information set forth under the heading “Litigation and Other Legal Matters” in Note 9, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$27.39	$20.29
Second Quarter	28.96	18.63
Third Quarter	28.18	17.44
Fourth Quarter	35.50	25.80

Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$38.00	$29.97
Second Quarter	44.60	30.31
Third Quarter	45.31	24.87
Fourth Quarter	38.47	23.45

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about our common stock that may be issued upon the exercise of options and rights granted to employees or members of our Board of Directors under all existing equity compensation plans, including the 2000 Plan (which was terminated as to new grants in May 2003), the 2003 Stock Plan, the 2006 Long Term Incentive Plan and the 2003 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,126,562	(1)	$25.87	1,192,463	(2)
Equity compensation plans not approved by security holders	—		$—	—

Total	4,126,562			1,192,463

(1)	Includes 259,230 shares subject to options outstanding under the 2003 Plan, 3,867,332 shares subject to options outstanding under the 2006 Plan and no outstanding shares under the 2003 Employee Stock Purchase Plan.
(2)	Includes 255,445 shares available for future issuance under the 2003 Plan, 486,349 shares available for future issuance under the 2006 Plan and 450,669 shares available for future issuance under the 2003 Employee Stock Purchase Plan.

Company Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from December 31, 2006 through December 31, 2011 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
NETGEAR, Inc.	$100.00	$135.89	$43.47	$82.63	$128.30	$127.89
NASDAQ Computer Index	$100.00	$121.86	$64.96	$110.97	$130.32	$130.96
NASDAQ Composite Index	$100.00	$109.81	$65.29	$93.95	$109.84	$107.86

Holders of Common Stock

On February 21, 2012, there were 28 stockholders of record.

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

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2011-November 2, 2011	917	$29.76	—	4,831,220
November 3, 2011-December 2, 2011	—	—	—	4,831,220
December 3, 2011-December 31, 2011	—	—	—	4,831,220

	917	$29.76	—

On October 21, 2008, our Board of Directors authorized management to repurchase up to 6,000,000 shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and our share price. During the years ended December 31, 2011, 2010 and 2009, we did not repurchase any shares of common stock under this repurchase authorization. However, we repurchased approximately 25,000 shares or $926,000 of common stock related to the lapse of RSUs during the year ended December 31, 2011.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with, the consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

We derived the selected consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements appearing elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 from our audited consolidated financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$1,181,018	$902,052	$686,595	$743,344	$727,787
Cost of revenue(2)	811,572	602,805	480,195	502,320	485,180

Gross profit	369,446	299,247	206,400	241,024	242,607

Operating expenses:
Research and development(2)	48,699	39,972	30,056	33,773	28,070
Sales and marketing(2)	154,562	131,570	106,162	121,687	117,938
General and administrative(2)	39,423	36,220	32,727	31,733	27,220
Restructuring and other charges	2,094	(88)	809	1,929	—
In-process research and development	—	—	—	1,800	4,100
Technology license arrangements	—	—	2,500	—	—
Litigation reserves, net	(201)	211	2,080	711	167

Total operating expenses	244,577	207,885	174,334	191,633	177,495

Income from operations	124,869	91,362	32,066	49,391	65,112
Interest income, net	477	426	629	4,336	8,426
Other income (expense), net	(1,136)	(564)	(128)	(8,384)	3,298

Income before income taxes	124,210	91,224	32,567	45,343	76,836
Provision for income taxes	32,842	40,315	23,234	27,293	30,882

Net income	$91,368	$50,909	$9,333	$18,050	$45,954

Net income per share:
Basic(1)	$2.46	$1.44	$0.27	$0.51	$1.32

Diluted(1)	$2.41	$1.41	$0.27	$0.51	$1.28

(1)	Information regarding calculation of per share data is described in Note 6, Net Income Per Share, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
(2)	Stock-based compensation expense was allocated as follows:

Cost of revenue	$999	$913	$959	$864	$633
Research and development	2,476	2,271	1,973	3,218	2,391
Sales and marketing	5,136	4,710	4,147	3,406	3,013
General and administrative	5,151	4,307	3,945	3,835	2,842

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$353,695	$270,737	$247,100	$203,009	$205,343
Working capital	$525,268	$413,321	$339,116	$312,843	$311,082
Total assets	$971,370	$780,321	$633,121	$586,209	$551,109
Total current liabilities	$308,961	$254,723	$195,609	$176,505	$168,507
Total non-current liabilities	$23,652	$25,162	$23,359	$18,746	$11,079
Total stockholders’ equity	$638,757	$500,436	$414,153	$390,958	$371,523

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Fry’s Electronics, Radio Shack, Staples, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), Dick Smith (Australia), JB HiFi (Australia) and Elkjop (Norway). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers, including Ingram Micro and Best Buy. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future. Our service provider business has grown substantially and it is difficult to ascertain a seasonal pattern given that the business is less predictable than our other core businesses.

In the second fiscal quarter of 2011, we made organizational changes that resulted in changes to the way in which the CODM manages and evaluates the business. Our business is now managed in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, storage and digital media products to connect people with the Internet and their content and devices. The commercial business unit consists of business networking, storage and security solutions without the cost and complexity of Big IT. The service provider business unit consists of made-to-order and retail proven, whole home networking solutions sold to service provider for sale to their customers. Each business unit is managed by a Senior Vice President/General Manager. There is no change in the CODM before and after the reorganization of the segments. We believe this new structure enables us to better focus our efforts on our core customer segments and allows us to be more nimble and opportunistic as a company overall. Additionally, in the first fiscal quarter of 2011, we combined our North American, Central American and South American sales forces to form the Americas territory. Previously, North America was its own geographic region and the Central American and South American territories were categorized within the Asia Pacific (“APAC”) geographic region. Following this change, we are now organized into the following three geographic territories: Americas, Europe, Middle-East and Africa (“EMEA”) and APAC. For further detail, refer to Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Item 8 Part II of this Annual Report on Form 10-K.

Our net revenue increased 30.9% during the year ended December 31, 2011. The increase in net revenue was principally attributable to higher sales in several of our product categories in the Americas, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”). These include wireless-N products sold to retailers and existing service provider customers, Powerline products, ReadyNAS products, and switch products.

Our gross margin decreased to 31.3% for the year ended December 31, 2011 from 33.2% for the year ended December 31, 2010. The decrease in gross margin was primarily attributable to a higher percentage of our total revenue derived from sales to service providers, which generally carry lower gross margins. Operating expenses for the year ended December 31, 2011 were $244.6 million, or 20.7% of net revenue, compared to $207.9 million, or 23.1% of net revenue, for the year ended December 31, 2010. This increase was primarily attributable to increases of $24.0 million in salary and other employee related expenses due to headcount growth, and $6.1 million in outside service costs related to increased investments in research and development projects and increased call center costs driven by greater sales volume. In addition, the increase was also attributable to a $2.2 million increase in restructuring and other charges primarily due to employee severance resulting from the reorganization into three specific business units.

Net income increased $40.5 million, or 79.5%, to $91.4 million for the year ended December 31, 2011, from $50.9 million for the year ended December 31, 2010. This increase was primarily attributable to an increase in gross profit of $70.2 million and a decrease in the provision for income tax of $7.5 million, which was partially offset by an increase in operating expenses of $36.7 million.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. Actual results could differ significantly from these estimates. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. Note 1, The Company and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. We have listed below our critical accounting policies that we believe to have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Revenue Recognition

Refer to Note 1, The Company and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion of our revenue recognition policies. Revenue from product sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for some of our customers, title passes to the customer upon delivery to the port or country of destination, upon their receipt of the product, or upon the customer’s resale of the product. At the end of each fiscal quarter, we estimate and defer revenue related to product where title has not transferred. The revenue continues to be deferred until such time that title passes to the customer. We have not made any material changes in the accounting methodology we use to estimate deferred revenue related to product where title has not transferred. We do not believe there will be a material change in the future estimates or assumptions used in our estimate of deferred revenue. We assess collectability based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the creditworthiness of the customer. If we determine that collection of the corresponding receivable is not reasonably assured, we defer the revenue until receipt of payment.

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

Refer to Note 1, The Company and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a complete discussion of our goodwill policies. In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount as a basis for determining if performing the two-step goodwill impairment test is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We elected to adopt the updated standard for the purpose of our goodwill impairment testing in the fourth fiscal quarter of 2011.

In the fourth fiscal quarter of 2011, we completed the annual impairment test of goodwill. We assessed whether it was more likely than not (that is, a likelihood of more than 50%) that each reporting unit’s fair value was less than its carrying amount including goodwill by considering the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in our share price. Based on these factors and the recent impairment testing in the second fiscal quarter of 2011, we determined that it is not more likely than not that each reporting unit’s fair value was less than its carrying amount, and therefore performing the first step of the two-step impairment test for each reporting unit was unnecessary. No goodwill impairment was recognized in the years ended December 31, 2011, 2010 or 2009. We do not believe it is likely that there will be a material change in the estimates or assumptions we use to test for impairment losses on goodwill. However, if the actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from less than one year to ten years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such conditions may include an economic downturn or a change in the assessment of future operations. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

During the years ended December 31, 2011, 2010 and 2009, there were no events or changes in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable from their undiscounted cash flows. Consequently, we did not perform an impairment test or record an impairment of our long-lived assets during those periods.

We will continue to evaluate the carrying value of our long-lived assets and if we determine in the future that there is a potential further impairment, we may be required to record additional charges to earnings which could affect our financial results.

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. As of December 31, 2011, we believe that all of our deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

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

Results of Operations

The following table sets forth the Consolidated Statements of Operations and the percentage change from the preceding year for the periods indicated:

	Year Ended December 31,
	2011	Percentage Change	2010	Percentage Change	2009
	(In thousands, except percentage data)
Net revenue	$1,181,018	30.9%	$902,052	31.4%	$686,595
Cost of revenue	811,572	34.6%	602,805	25.5%	480,195

Gross profit	369,446	23.5%	299,247	45.0%	206,400

Operating expenses:
Research and development	48,699	21.8%	39,972	33.0%	30,056
Sales and marketing	154,562	17.5%	131,570	23.9%	106,162
General and administrative	39,423	8.8%	36,220	10.7%	32,727
Restructuring and other charges	2,094	* *	(88)	* *	809
Technology license arrangements	—	* *	—	(100.0%)	2,500
Litigation reserves, net	(201)	* *	211	(89.9%)	2,080

Total operating expenses	244,577	17.7%	207,885	19.2%	174,334

Income from operations	124,869	36.7%	91,362	184.9%	32,066
Interest income, net	477	12.0%	426	(32.3%)	629
Other income (expense), net	(1,136)	101.4%	(564)	340.6%	(128)

Income before income taxes	124,210	36.2%	91,224	180.1%	32,567
Provision for income taxes	32,842	(18.5%)	40,315	73.5%	23,234

Net income	$91,368	79.5%	$50,909	445.5%	$9,333

**	Percentage change not meaningful.

The following table sets forth the Consolidated Statements of Operations, expressed as a percentage of net revenue, for the periods presented:

	Year Ended December 31,
	2011	2010	2009
Net revenue	100%	100%	100%
Cost of revenue	68.7	66.8	69.9

Gross margin	31.3	33.2	30.1

Operating expenses:
Research and development	4.1	4.5	4.4
Sales and marketing	13.1	14.6	15.4
General and administrative	3.3	4.0	4.8
Restructuring and other charges	0.2	0.0	0.1
Technology license arrangements	0.0	0.0	0.4
Litigation reserves, net	0.0	0.0	0.3

Total operating expenses	20.7	23.1	25.4

Income from operations	10.6	10.1	4.7
Interest income, net	0.0	0.1	0.1
Other income (expense), net	(0.1)	(0.1)	(0.1)

Income before income taxes	10.5	10.1	4.7
Provision for income taxes	2.8	4.5	3.3

Net income	7.7%	5.6%	1.4%

Net Revenue

	Year Ended December 31,
	2011	Percentage Change	2010	Percentage Change	2009
	(In thousands, except percentage data)
Net revenue	$1,181,018	30.9%	$902,052	31.4%	$686,595

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue and net changes in deferred revenue.

2011 Net Revenue Compared to 2010 Net Revenue

Net revenue increased $278.9 million, or 30.9%, to $1.2 billion for the year ended December 31, 2011, from $902.1 million for the year ended December 31, 2010. The increase in net revenue was due to strong growth in our retail and commercial product lines, and exceptional growth in service provider revenue. Refer to the discussion of segment information for additional discussion of net revenue by business unit.

In the first quarter of 2011, in order to achieve operational efficiencies, we combined our North American, Central American and South American sales forces to form the Americas territory. Previously North America was its own geographic region and the Central American and South American territories were categorized within the Asia Pacific geographic region. Following this change, we are organized into the following three geographic territories: Americas, EMEA and Asia Pacific. We have reclassified the disclosure of net revenue by geography for prior periods to conform to the current period’s presentation. The change did not result in material differences from what was previously reported. Net revenue by geography comprises gross revenue less such items as marketing incentives paid to customers, sales returns and price protection.

Net revenue by geographic location is as follows:

	Twelve Months Ended
	December 31, 2011	Percentage Change	December 31, 2010
	(In thousands, except percentage data)
Americas	$587,056	25.8%	$466,542
Percentage of net revenue	49.7%		51.7%

Europe, Middle-East and Africa	$477,713	40.4%	$340,249
Percentage of net revenue	40.4%		37.7%

Asia Pacific	$116,249	22.0%	$95,261
Percentage of net revenue	9.8%		10.6%

2010 Net Revenue Compared to 2009 Net Revenue

We experienced very strong net revenue growth from 2009 to 2010. The increase in net revenue was primarily due to exceptional growth in our retail and commercial product lines, while service provider revenue was down slightly. Refer to the discussion in the Segment Information section for additional discussion of net revenue by business unit.

Net revenue by geographic location is as follows:

	Twelve Months Ended
	December 31, 2010	Percentage Change	December 31, 2009
	(In thousands, except percentage data)
Americas	$466,542	46.4%	$318,573
Percentage of net revenue	51.7%		46.4%

Europe, Middle-East and Africa	$340,249	16.4%	$292,340
Percentage of net revenue	37.7%		42.6%

Asia Pacific	$95,261	25.9%	$75,682
Percentage of net revenue	10.6%		11.0%

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2011	Percentage Change	2010	Percentage Change	2009
	(In thousands, except percentage data)
Cost of revenue	$811,572	34.6%	$602,805	25.5%	$480,195
Gross margin percentage	31.3%		33.2%		30.1%

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

2011 Cost of Revenue and Gross Margin Compared to 2010 Cost of Revenue and Gross Margin

Cost of revenue increased $208.8 million, or 34.6%, to $811.6 million for the year ended December 31, 2011, from $602.8 million for the year ended December 31, 2010. Our gross margin decreased to 31.3% for the year ended December 31, 2011, from 33.2% for the year ended December 31, 2010.

The decrease in gross margin was primarily attributable to a higher percentage of our total revenue derived from sales to service providers, which generally carry lower gross margins. For the years ended December 31, 2011 and 2010, the sales from service providers represented 31% and 20% of net revenue, respectively.

2010 Cost of Revenue and Gross Margin Compared to 2009 Cost of Revenue and Gross Margin

Cost of revenue increased $122.6 million, or 25.5%, to $602.8 million for the year ended December 31, 2010, from $480.2 million for the year ended December 31, 2009. Our gross margin increased to 33.2% for the year ended December 31, 2010, from 30.1% for the year ended December 31, 2009.

The increase in gross margin was primarily attributable to a higher percentage of our total revenue coming from higher sales of retail and commercial business products, which generally carry higher gross margins. For the years ended December 31, 2010 and 2009, the sales from service providers represented 20% and 27% of net revenue, respectively.

Operating Expenses

Research and Development Expense

	Year Ended December 31,
	2011	Percentage Change	2010	Percentage Change	2009
	(In thousands, except percentage data)
Research and development expense	$48,699	21.8%	$39,972	33.0%	$30,056
Percentage of net revenue	4.1%		4.5%		4.4%

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

2011 Research and Development Expense Compared to 2010 Research and Development Expense

Research and development expenses increased $8.7 million, or 21.8%, to $48.7 million for the year ended December 31, 2011, from $40.0 million for the year ended December 31, 2010. The increase was primarily attributable to increased costs of $5.5 million related to an increase in payroll and other employee expenses driven by additional headcount. Research and development headcount increased by 46 employees to 224 employees at December 31, 2011 compared to 178 employees at December 31, 2010. Furthermore, the increase was attributable to higher outside service costs of $2.5 million, primarily related to our increased research and development projects.

2010 Research and Development Expense Compared to 2009 Research and Development Expense

Research and development expenses increased $9.9 million, or 33.0%, to $40.0 million for the year ended December 31, 2010, from $30.1 million for the year ended December 31, 2009. The increase was primarily attributable to increased costs of $7.2 million related to an increase in payroll and other employee expenses principally resulting from increased variable compensation, as well as increased overall research and development headcount. Research and development headcount increased by 29 employees to 178 employees at December 31, 2010, compared to 149 employees at December 31, 2009. We note there was minimal variable compensation expense in the year ended December 31, 2009. Also included in the $9.9 million was an increase of $646,000 due to acquisition-related contingent compensation related to our May 2007 acquisition of Infrant Technologies, Inc. earned during the year ended December 31, 2010 that did not occur during the year ended December 31, 2009. Furthermore, the increase was attributable to higher outside service costs of $1.2 million, primarily related to our increased research and development projects.

Sales and Marketing Expense

	Year Ended December 31,
	2011	Percentage Change	2010	Percentage Change	2009
	(In thousands, except percentage data)
Sales and marketing expense	$154,562	17.5%	$131,570	23.9%	$106,162
Percentage of net revenue	13.1%		14.6%		15.4%

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses.

2011 Sales and Marketing Expense Compared to 2010 Sales and Marketing Expense

Sales and marketing expenses increased $23.0 million, or 17.5%, to $154.6 million for the year ended December 31, 2011, from $131.6 million for the year ended December 31, 2010. Of this increase, $13.8 million was related to an increase in payroll and other employee expenses primarily attributable to increased overall sales and marketing headcount. Sales and marketing headcount increased by 54 employees to 357 employees at December 31, 2011 compared to 303 employees at December 31, 2010. Further, $7.2 million of the increase was due to marketing costs resulting from increased marketing campaigns, and call center and freight costs, resulting from greater sales volumes.

2010 Sales and Marketing Expense Compared to 2009 Sales and Marketing Expense

Sales and marketing expenses increased $25.4 million, or 23.9%, to $131.6 million for the year ended December 31, 2010, from $106.2 million for the year ended December 31, 2009. Of this increase, $15.1 million was related to an increase in payroll and other employee expenses primarily attributable to increased overall sales and marketing headcount, increased variable compensation and an increase in travel expenses. Sales and marketing headcount increased by 35 employees to 303 employees at December 31, 2010, compared to 268 employees at December 31, 2009. Additionally, marketing expenses and other outside service costs increased by $6.8 million due to increased marketing campaigns.

General and Administrative Expense

	Year Ended December 31,
	2011	Percentage Change	2010	Percentage Change	2009
	(In thousands, except percentage data)
General and administrative expense	$39,423	8.8%	$36,220	10.7%	$32,727
Percentage of net revenue	3.3%		4.0%		4.8%

General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, professional fees, allowance for doubtful accounts and other corporate expenses.

2011 General and Administrative Expense Compared to 2010 General and Administrative Expense

General and administrative expenses increased $3.2 million, or 8.8%, to $39.4 million for the year ended December 31, 2011, from $36.2 million for the year ended December 31, 2010. The increase was primarily due to an increase in payroll and other employee expenses primarily attributable to increased headcount. General and administrative headcount increased by 16 employees to 114 employees at December 31, 2011 compared to 98 employees at December 31, 2010.

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

Restructuring and Other Charges

Restructuring and other charges increased $2.2 million, to an expense of $2.1 million during the year ended December 31, 2011, from a benefit of $88,000 for year ended December 31, 2010. Of the $2.2 million increase, we incurred $1.6 million in restructuring costs for employee severance related to the reorganization into three specific business units during the year ended December 31, 2011. In addition, we incurred $464,000 in transition services in connection with the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. during the year ended December 31, 2011. For a further discussion of our restructuring expenses, please see Note 4, Restructuring and Other Charges, of the Notes to Consolidated Financial Statements.

In July 2008, we ceased using buildings leased in Santa Clara and Fremont, California, and consolidated all personnel and operations from those locations to our new corporate headquarters in San Jose, California. The last of these operating leases expired in December 2010. During the year ended December 31, 2010, we realized a benefit of $88,000 related to these facilities in Santa Clara and Fremont due to lower than expected common area maintenance fees. During the year ended December 31, 2009, we expensed $809,000 related to these excess facilities. For a detailed discussion of our restructuring expenses, please see Note 4, Restructuring and Other Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Technology License Arrangements

We did not incur any expenses related to technology license arrangements in the years ended December 31, 2011 and 2010.

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

Litigation Reserves and Payments

During the year ended December 31, 2011, we recorded a litigation reserve benefit of $201,000 for estimated costs related to the settlement of potential lawsuits or lawsuits already filed against us. For a detailed discussion of our litigation matters, please see Note 9, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Interest Income and Other Income (Expense)

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Interest income and other income (expense)
Interest income, net	$477	$426	$629
Other income (expense), net	(1,136)	(564)	(128)

Total interest income and other income (expense)	$(659)	$(138)	$501

Interest income represents amounts earned on our cash, cash equivalents and short-term investments.

Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

2011 Interest Income and Other Income (Expense) Compared to 2010 Interest Income and Other Income (Expense)

Interest income increased $51,000, or 12.0%, to $477,000 for the year ended December 31, 2011, from $426,000 for the year ended December 31, 2010. The increase in interest income was primarily attributable to an increase in our average balance of cash, cash equivalents, and short-term investments during the year ended December 31, 2011, as compared to the year ended December 31, 2010, which was partially offset by falling interest rates.

Other expense, net, increased $572,000 to expense of $1.1 million for year ended December 31, 2011, from expense of $564,000 for year ended December 31, 2010. Our foreign currency hedging program reduced volatility associated with hedged currency exchange rate movements during the year ended December 31, 2011. The expense of $1.1 million mainly related to forward points for hedged currency. For details of our hedging program and related foreign currency contracts, please see Note 5, Derivative Financial Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Other expense, net, increased $436,000 to expense of $564,000 for year ended December 31, 2010, from expense of $128,000 for year ended December 31, 2009. Our foreign currency hedging program reduced volatility associated with hedged currency exchange rate movements during the year ended December 31, 2010. The expense of $564,000 is primarily related to exposures in currencies that are not included in our hedging program. For details of our hedging program and related foreign currency contracts, please see Note 5, Derivative Financial Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Provision for Income Taxes

2011 Provision for Income Taxes Compared to 2010 Provision for Income Taxes

Provision for income taxes decreased $7.5 million, resulting in a provision of $32.8 million for the year ended December 31, 2011, compared to a provision of $40.3 million for the year ended December 31, 2010. The effective tax rate decreased to 26.4% for the year ended December 31, 2011 from 44.2% for the year ended December 31, 2010. The effective tax rate for both periods differed from the statutory rate of 35% due to state taxes, other non-deductible expenses, and tax credits. Non-deductible expenses in the year ended December 31, 2010 included certain stock based compensation. For the year ended December 31, 2011, tax on earnings from foreign operations reduced the effective tax rate by 9.5 percentage points compared to an increase of 5.1 percentage points for 2010. The tax rate benefit of earnings from foreign operations in 2011 resulted from improvements in profitability of international operations located in tax jurisdictions with rates below 35%. In 2011, state income taxes increased the effective tax rate by 1.5 percentage points compared to an increase of 4.2 percentage points for 2010. The lower impact of state taxes in 2011 compared to 2010 was primarily due to a legislation that was effective as of January 1, 2011 that provided for a more favorable methodology for computing the amount of income subject to tax in California.

2010 Provision for Income Taxes Compared to 2009 Provision for Income Taxes

Provision for income taxes increased $17.1 million, resulting in a provision of $40.3 million for the year ended December 31, 2010, compared to a provision of $23.2 million for the year ended December 31, 2009. The effective tax rate decreased to 44.2 % for the year ended December 31, 2010 from 71.3% for the year ended December 31, 2009. The effective tax rate for both periods differed from the statutory rate of 35% due to non-deductible stock-based compensation, state taxes, other non-deductible expenses, and tax credits. Additionally, in 2010 tax attributable to foreign operations increased the effective tax rate by 5.1 percentage points compared to an increase of 28.4 percentage points for 2009. In both years, this was primarily caused by the tax effect of non-deductible losses in foreign jurisdictions where no benefit could be claimed. The unfavorable rate impact of foreign operations was lower in 2010 compared with 2009 because of improvements in both international and worldwide earnings.

Net Income

Net income increased $40.5 million to $91.4 million for the year ended December 31, 2011, from $50.9 million for the year ended December 31, 2010. This increase was primarily attributable to an increase in gross profit of $70.2 million and a decrease in provision for income taxes of $7.5 million. This increase was partially offset by an increase in operating expenses of $36.7 million.

Net income increased $41.6 million to $50.9 million for the year ended December 31, 2010, from $9.3 million for the year ended December 31, 2009. This increase was primarily attributable to an increase in gross profit of $92.8 million. This increase was partially offset by an increase in operating expenses of $33.6 million and an increase in the provision for income taxes of $17.1 million.

Segment Information

A description of our products and services, as well as segment financial data, for each segment can be found in Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed.

Segment contribution income includes all product line segment net revenues less the related cost of sales, research and development, and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, general and administrative costs, stock-based compensation expenses, amortization of intangibles, acquisition-related integration costs, restructuring costs, litigation reserves, and interest and other income (expense), net. A reconciliation of segment contribution income to income before income taxes can be found in Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Retail

	Year Ended December 31,
	2011	Percent Change	2010	Percent Change	2009
	( in thousands, except percentage data)
Net revenue	$481,795	10.6%	$435,484	50.8%	$288,728
Contribution income	81,589	13.5%	71,862	188.6%	24,901
Contribution margin	16.9%		16.5%		8.6%

2011 Net Retail Revenue and Contribution Income Compared to 2010 Retail Net Revenue and Contribution Income

We experienced strong net revenue growth in the retail business unit from 2010 to 2011. The increase was mainly driven by a 34.5% increase in the revenue from our home wireless-N product line due to consumers transitioning from wireless-G to wireless-N technology. We also experienced strong growth in contribution income. The increase in contribution income was primarily due to revenue growth and an increase in gross margin, which was mainly driven by a decrease in freight costs due to a favorable shift from air to sea freight. Net revenue increased by 10.6% and retail-related gross profit increased by 15.0% over the same period. The impact of the increase in gross profit was partially offset by an increase in retail-related operating expenses, which increased by 16.7% over the same period.

2010 Net Retail Revenue and Contribution Income Compared to 2009 Net Retail Revenue and Contribution Income

We experienced exceptional net revenue growth in the retail business unit from 2009 to 2010. The increase was driven by an increase in consumer demand across almost all of our product lines. In particular, revenue from our home wireless-N product line increased by 167.6% due to consumers transitioning from wireless-G to wireless-N technology. We also experienced exceptional growth in contribution income. The increase in contribution income was primarily due to revenue growth, while the increase in operating expenses was moderate. Net revenue increased by 50.8%, while retail-related operating expenses increased by only 11.1% over the same period.

Commercial

	Year Ended December 31,
	2011	Percent Change	2010	Percent Change	2009
	( in thousands, except percentage data)
Net revenue	$331,439	16.5%	$284,539	35.5%	$209,953
Contribution income	74,746	18.6%	63,021	45.7%	43,255
Contribution margin	22.6%		22.1%		20.6%

2011 Net Commercial Revenue and Contribution Income Compared to 2010 Commercial Net Revenue and Contribution Income

We experienced strong net revenue growth in the commercial business unit from 2010 to 2011. The increase was driven by an increase in demand across our product lines. In particular, revenue from our network storage product line and switch products increased by 15.1% and 18.6%, respectively. We also experienced strong growth in contribution income. The increase in contribution income was primarily due to revenue growth, while the increase in operating expenses was moderate. Net revenue increased by 16.5%, while commercial-related operating expenses increased by only 13.0% over the same period.

2010 Net Commercial Revenue and Contribution Income Compared to 2009 Commercial Net Revenue and Contribution Income

We experienced exceptional net revenue growth in the commercial business unit from 2009 to 2010. The increase was driven by an increase in demand across all of our product lines. In particular, revenue from our network storage product line and switch products increased by 51.3% and 34.1%, respectively. We also experienced exceptional growth in contribution income. The increase in contribution income was primarily due to revenue growth and a slight increase in gross margin, which was driven by favorable product mix and a decrease in freight costs. Commercial-related operating expenses increased in line with the increase in gross profit.

Service Provider

	Year Ended December 31,
	2011	Percent Change	2010	Percent Change	2009
	( in thousands, except percentage data)
Net revenue	$367,784	102.0%	$182,029	(3.1%)	$187,914
Contribution income	32,797	133.8%	14,026	(28.8%)	19,697
Contribution margin	8.9%		7.7%		10.5%

2011 Net Service Provider Revenue and Contribution Income Compared to 2010 Service Provider Net Revenue and Contribution Income

We experienced exceptional net revenue growth in the service provider unit from 2010 to 2011. The increase was primarily driven by the adoption of Docsis 3.0 products. We also experienced exceptional growth in contribution income. The increase in contribution income was primarily due to revenue growth, while the increase in operating expenses was moderate. Net revenue increased by 102.0%, while service-provider-related operating expenses increased by only 48.1%, due to an increase in research and development and sales and marketing, over the same period.

2010 Net Service Provider Revenue and Contribution Income Compared to 2009 Service Provider Net Revenue and Contribution Income

Net revenue in the service provider business unit was down slightly from 2009 to 2010, as service provider customers paused in anticipation of adopting Docsis 3.0. Contribution income also decreased from 2009 to 2010. The decrease in contribution income was primarily due to the decrease in revenue and an increase in service-provider-related operating expenses. Net revenue decreased by 3.1%, while service-provider-related operating expenses increased by 20.2%, driven primarily by an increase in research and development spending.

Liquidity and Capital Resources

As of December 31, 2011, we had cash, cash equivalents and short-term investments totaling $353.7 million.

Our cash and cash equivalents balance increased from $126.2 million as of December 31, 2010 to $208.9 million as of December 31, 2011. Our short-term investments, which represent the investment of funds available for current operations, increased from $144.6 million as of December 31, 2010 to $144.8 million as of December 31, 2011, as we shifted assets from money market funds to Treasuries with higher returns. Operating activities during the year ended December 31, 2011, generated cash of $96.0 million. Investing activities during the year ended December 31, 2011 used $46.9 million, which includes the net purchases of short-term investments of $1.2 million, payments made in connection with business acquisitions of $37.5 million, primarily the Westell acquisition, and purchases of property and equipment of $8.2 million. During the year ended December 31, 2011, financing activities provided $33.6 million, primarily due to the issuance of our common stock upon exercise of stock options and our employee stock purchase program, as well as the excess tax benefit from exercises and cancellations of stock options.

Our days sales outstanding decreased from 78 days as of December 31, 2010 to 76 days as of December 31, 2011.

Our accounts payable increased from $89.2 million at December 31, 2010 to $117.3 million at December 31, 2011 primarily as a result of timing of payments.

Inventory increased by $36.3 million from $127.4 million at December 31, 2010 to $163.7 million at December 31, 2011. Ending inventory turns decreased from 5.6 turns in the three months ended December 31, 2010, to 5.2 turns in the three months ended December 31, 2011. This decrease is primarily attributable to our increased inventory levels to support current and expected demand levels for our products, and an increase in deferred revenue from December 31, 2010 to December 31, 2011.

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

In October 21, 2008, the Board of Directors authorized management to repurchase up to 6,000,000 shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. We did not repurchase any shares under this authorization during the years ended December 31, 2011, 2010 or 2009.

We also repurchase shares to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs throughout the year. We repurchased approximately 25,000 shares, or $926,000 of common stock to facilitate tax withholdings for RSUs during the year ended December 31, 2011. Similarly, during the years ended December 31, 2010 and December 31, 2009, we repurchased approximately 32,000 shares and 22,000 shares, respectively, or $736,000 and $282,000 of our common stock, respectively, to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Backlog

As of December 31, 2011, we had a backlog of approximately $128.5 million, compared to approximately $82.4 million as of December 31, 2010, primarily due to product demand required in the future. Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with little or no penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net sales for any succeeding period.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table describes our commitments to settle non-cancelable lease and purchase commitments as of December 31, 2011.

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases	$6,349	$9,753	$7,539	$6,071	$29,712
Purchase obligations	$139,411	$—	$—	$—	$139,411

	$145,760	$9,753	$7,539	$6,071	$169,123

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense was $7.0 million for the year ended December 31, 2011, $6.4 million for the year ended December 31, 2010, and $6.2 million for the year ended December 31, 2009. The terms of some of the office leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. At December 31, 2011, we had $139.4 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

As of December 31, 2011 and December 31, 2010, we had $18.7 million and $19.8 million, respectively, of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next 12 months is approximately $1.0 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1, The Company and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which are hereby incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale” securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal 2011.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. We began using foreign currency forward contract derivatives in the fourth quarter of 2008 to partially offset our business exposure to foreign exchange risk on our foreign currency denominated assets and liabilities. Additionally, in the second quarter of 2009 we began entering into certain foreign currency forward contracts that have been designated as cash flow hedges under the authoritative guidance for derivatives and hedging to partially offset our business exposure to foreign exchange risk on portions of our anticipated foreign currency revenue, costs of revenue, and certain operating expenses. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the Consolidated Statements of Operations, and in cumulative other comprehensive income on the Consolidated Balance Sheets. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet and anticipated cash flow exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheet and anticipated cash flow exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged exposures. If there were an adverse movement in exchange rates, we might suffer significant losses. See Note 5, Derivative Financial Instruments, of the Notes to Consolidated Financial Statements for additional disclosure on our foreign currency contracts, which are hereby incorporated by reference into this Part II, Item 7A.

As of December 31, 2011, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $232,000 to net income, net of our hedged position, at December 31, 2011. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2011 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the year ended December 31, 2011, 13% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NETGEAR, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of NETGEAR, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Jose, CA

February 29, 2012

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$208,898	$126,173
Short-term investments	144,797	144,564
Accounts receivable, net	261,307	226,731
Inventories	163,724	127,394
Deferred income taxes	23,088	19,332
Prepaid expenses and other current assets	32,415	23,850

Total current assets	834,229	668,044
Property and equipment, net	15,884	17,503
Intangibles, net	20,956	6,241
Goodwill	85,944	74,198
Other non-current assets	14,357	14,335

Total assets	$971,370	$780,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,285	$89,155
Accrued employee compensation	26,896	24,130
Other accrued liabilities	120,480	110,413
Deferred revenue	40,093	27,538
Income taxes payable	4,207	3,487

Total current liabilities	308,961	254,723
Non-current income taxes payable	18,657	19,719
Other non-current liabilities	4,995	5,443

Total liabilities	332,613	279,885
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding.	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shares issued and outstanding: 37,646,872 and 36,173,406 at December 31, 2011 and 2010, respectively.	38	36
Additional paid-in capital	364,243	316,108
Cumulative other comprehensive income	23	281
Retained earnings	274,453	184,011

Total stockholders’ equity	638,757	500,436

Total liabilities and stockholders’ equity	$971,370	$780,321

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net revenue	$1,181,018	$902,052	$686,595
Cost of revenue	811,572	602,805	480,195

Gross profit	369,446	299,247	206,400

Operating expenses:
Research and development	48,699	39,972	30,056
Sales and marketing	154,562	131,570	106,162
General and administrative	39,423	36,220	32,727
Restructuring and other charges	2,094	(88)	809
Technology license arrangements	—	—	2,500
Litigation reserves, net	(201)	211	2,080

Total operating expenses	244,577	207,885	174,334

Income from operations	124,869	91,362	32,066
Interest income, net	477	426	629
Other income (expense), net	(1,136)	(564)	(128)

Income before income taxes	124,210	91,224	32,567
Provision for income taxes	32,842	40,315	23,234

Net income	$91,368	$50,909	$9,333

Net income per share:
Basic	$2.46	$1.44	$0.27

Diluted	$2.41	$1.41	$0.27

Weighted average shares outstanding used to compute net income per share:
Basic	37,121	35,385	34,485

Diluted	37,932	36,124	34,848

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Cumulative Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2008	34,280	$34	$266,070	$67	$124,787	$390,958

Comprehensive income:
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(63)	—	(63)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	20	—	20
Net income	—	—	—	—	9,333	9,333

Total comprehensive income						9,290

Stock-based compensation expense	—	—	11,059	—	—	11,059
Purchase and retirement of common stock	(21)	—	—	—	(282)	(282)
Issuance of common stock under stock-based compensation plans	474	1	2,991	—	—	2,992
Tax benefit from exercises and cancellations of stock options	—	—	136	—	—	136

Balance at December 31, 2009	34,733	35	280,256	24	133,838	414,153

Comprehensive income:
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	4	—	4
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	253	—	253
Net income	—	—	—	—	50,909	50,909

Total comprehensive income						51,166

Stock-based compensation expense	—	—	12,177	—	—	12,177
Purchase and retirement of common stock	(32)	—	—	—	(736)	(736)
Issuance of common stock under stock-based compensation plans	1,472	1	20,116	—	—	20,117
Tax benefit from exercises and cancellations of stock options	—	—	3,559	—	—	3,559

Balance at December 31, 2010	36,173	36	316,108	281	184,011	500,436

Comprehensive income:
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	9	—	9
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(267)	—	(267)
Net income	—	—	—	—	91,368	91,368

Total comprehensive income						91,110

Stock-based compensation expense	—	—	13,727	—	—	13,727
Purchase and retirement of common stock	(25)	—	—	—	(926)	(926)
Issuance of common stock under stock-based compensation plans	1,499	2	30,889	—	—	30,891
Tax benefit from exercises and cancellations of stock options	—	—	3,519	—	—	3,519

Balance at December 31, 2011	37,647	$38	$364,243	$23	$274,453	$638,757

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$91,368	$50,909	$9,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,735	13,439	12,360
Purchase premium amortization (discount accretion) on investments	986	468	(4)
Non-cash stock-based compensation	13,762	12,201	11,024
Income tax benefit associated with stock option exercises and cancellations	3,519	3,559	136
Excess tax benefit from stock-based compensation	(3,672)	(3,470)	(869)
Deferred income taxes	(4,621)	(8,435)	(4,865)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(34,576)	(63,878)	(24,578)
Inventories	(30,039)	(36,804)	21,650
Prepaid expenses and other assets	(7,935)	(3,220)	103
Accounts payable	28,131	20,074	9,008
Accrued employee compensation	2,765	13,090	3,863
Other accrued liabilities	9,374	21,794	(272)
Deferred revenue	12,555	5,432	598
Income taxes payable	(342)	1,192	10,610

Net cash provided by operating activities	96,010	26,351	48,097

Cash flows from investing activities:
Purchases of short-term investments	(228,871)	(185,128)	(89,827)
Proceeds from sale of short-term investments	227,669	115,000	25,000
Purchase of property and equipment	(8,211)	(8,720)	(3,945)
Loans issued, net of loan repaid	—	(102)	—
Payments for patents	—	(1,270)	—
Cost method investment	—	(3,009)	—
Payments made in connection with business acquisitions	(37,509)	(12,000)	(3,539)

Net cash used in investing activities	(46,922)	(95,229)	(72,311)

Cash flows from financing activities:
Purchase and retirement of common stock	(926)	(738)	(282)
Proceeds from exercise of stock options	29,139	18,915	1,861
Proceeds from issuance of common stock under employee stock purchase plan	1,752	1,202	1,129
Excess tax benefit from stock-based compensation	3,672	3,470	869

Net cash provided by financing activities	33,637	22,849	3,577

Net increase (decrease) in cash and cash equivalents	82,725	(46,029)	(20,637)
Cash and cash equivalents, at beginning of period	126,173	172,202	192,839

Cash and cash equivalents, at end of period	$208,898	$126,173	$172,202

Supplemental cash flow information:
Cash paid for income taxes	$34,365	$44,083	$14,401

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Summary of Significant Accounting Policies

The Company

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global networking company that delivers innovative products to consumers, businesses and service providers. For consumers, the Company makes high performance, dependable and easy-to-use home networking, storage and digital media products to connect people with the Internet and their content and devices. For businesses, the Company provides networking, storage and security solutions without the cost and complexity of Big IT. The Company also supplies leading service providers with made-to-order and retail proven, whole home networking solutions for their customers. The Company’s products are built on a variety of proven technologies such as wireless, Ethernet and powerline, with a focus on reliability and ease-of-use. The Company sells products primarily through a global sales channel network, which includes traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value added resellers (“VARs”), and broadband service providers.

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

Reclassifications

In the first quarter of 2011, in order to achieve operational efficiencies, the Company combined its North American, Central American and South American sales forces to form the Americas territory. Previously North America was its own geographic region and the Central American and South American territories were categorized within the Asia Pacific (“APAC”) geographic region. Following this change, the Company is organized into the following three geographic territories: Americas, Europe, Middle-East and Africa (“EMEA”) and APAC. the Company has reclassified its disclosure of net revenue by geography for prior periods to conform to the current period’s presentation. The change did not result in material differences from what was previously reported.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity at the time of purchase of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

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

The Company’s customers are primarily distributors as well as retailers and broadband service providers who sell or distribute the products to a large group of end-users. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company regularly performs credit evaluations of the Company’s customers’ financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and current economic conditions that may affect customers’ ability to pay, and, generally, requires no collateral from its customers. The Company secures credit insurance for certain customers in international and domestic markets.

As of December 31, 2011, Best Buy, Inc. represented greater than 10% of the Company’s total accounts receivable. As of December 31, 2010, Best Buy, Inc. and Wal-Mart Stores, Inc. each represented greater than 10% of the Company’s total accounts receivable.

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

Fair value measurements

The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values due to their short maturities. Foreign currency forward contracts are recorded at fair value based on observable market data. See Note 13, Fair Value of Financial Instruments, of the Notes to Consolidated Financial Statements for disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Cost method investments and loans receivable

As of December 31, 2011, the Company has $3.0 million in cost method investments classified within other non-current assets. The Company measures its cost method investments and loans receivable at fair value quarterly; however, they are recorded at fair value only when an impairment charge is recognized. No impairment charges have been recognized related to the Company’s cost method investments and loans receivable in the years ended December 31, 2011 and 2010.

In the second fiscal quarter of 2010, the Company made a $3.0 million loan to a third party that was classified within prepaid and other current assets. The loan was repaid in the fourth fiscal quarter of 2010. Additionally, the Company made a $3.0 million cost method investment that was classified within other non-current assets in the fourth fiscal quarter of 2010.

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

Property and equipment, net

Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	2 years
Furniture and fixtures	5 years
Software	2-5 years
Machinery and equipment	2-3 years
Leasehold improvements	Shorter of the lease term or 5 years

Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were not material in the years ended December 31, 2011, 2010 and 2009.

Goodwill

The Company performs an annual goodwill impairment test in the fourth quarter of each year. Should certain events or indicators of impairment occur between annual impairment tests, the Company will perform the impairment test as those events or indicators occur. Examples of such events or circumstances include the following: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in the business climate; the testing for recoverability of a significant asset group; and slower growth rates. The Company assesses goodwill impairment at the reporting unit level.

In the second fiscal quarter of 2011, the Company performed a goodwill impairment assessment as a result of its change in reportable segments. Refer to Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, of the Notes to Consolidated Financial Statements for additional information regarding the change in segment reporting. The company allocated goodwill to each segment based on their relative fair values. The Company then compared the fair value of the new reporting units to the reporting unit’s carrying value and determined that goodwill was not impaired since the estimated fair values of each of the reporting units exceeded the carrying values. The fair value of the new business units was determined using an income approach and a market approach which were weighted equally. Under the income approach, the fair value of an asset is based on the value of the estimated cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 13 to 15 percent to arrive at their respective fair values. Under the market approach, the fair value of the unit is based on an analysis of financial data for publicly traded companies engaged in the same or similar lines of business.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount as a basis for determining if performing the two-step goodwill impairment test is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The Company elected to adopt the updated standard for the purpose of its goodwill impairment testing, and as such performed its annual impairment test of goodwill in the fourth fiscal quarter of 2011. The Company assessed whether it was more likely than not (that is, a likelihood of more than 50%) that each reporting unit’s fair value was less than its carrying amount including goodwill by considering the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in the Company’s share price. Based on these factors and the recent impairment testing in the second fiscal quarter of 2011, the Company determined that it is not more likely than not that each reporting unit’s fair value was less than its carrying amount, and therefore performing the first step of the two-step impairment test for each reporting unit was unnecessary.

No goodwill impairment was recognized in the years ended December 31, 2011, 2010 or 2009.

Long-lived assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from less than one year to ten years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such conditions may include an economic downturn or a change in the assessment of future operations. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the aggregate undiscounted cash flows are less than the carrying value of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

During the years ended December 31, 2011, 2010 and 2009, there were no events or changes in circumstances that indicated the carrying amount of the Company’s long-lived assets may not be recoverable from their undiscounted cash flows. Consequently, the Company did not perform an impairment test or record an impairment of its long-lived assets during those periods.

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

	Year Ended December 31,
	2011	2010
Balance as of beginning of the period	$40,513	$30,610
Provision for warranty liability made during the period	60,285	61,854
Settlements made during the period	(55,952)	(51,951)

Balance at end of period	$44,846	$40,513

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

When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of fair value of the deliverable, or when VSOE of fair value unavailable, its best estimate of selling price (“ESP”), as the Company has determined it is unable to establish TPE of selling price for the deliverables. In determining VSOE, the Company requires that a substantial majority of the selling prices for a deliverable sold on a stand-alone basis fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within +15% of the median price. The Company determines ESP for a deliverable by considering multiple factors including, but not limited to, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The objective of ESP is to determine the price at which the Company would transact a sale if the deliverable were sold on a stand-alone basis. The determination of ESP is made through consultation with and formal approval by the Company’s management, taking into consideration the go-to-market strategy.

The adoption of the new revenue recognition accounting standards did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for the year ended December 31, 2011 and 2010. The new accounting standards for revenue recognition if applied in the same manner to the year ended December 31, 2009 would not have had a material impact on total net revenues for that fiscal year.

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

Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $13.9 million, $11.4 million and $11.0 million in the years ended December 31, 2011, 2010 and 2009 respectively.

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

The Company did not incur any expenses related to technology license arrangements in the years ended December 31, 2011 and 2010.

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

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $21.7 million, $19.3 million, and $14.4 million in the years ended December 31, 2011, 2010 and 2009, respectively.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the updated authoritative guidance for stock compensation, using the modified prospective transition method. Under this transition method, stock-based compensation expense for the year ended December 31, 2009 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of the authoritative guidance for stock compensation. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of the updated authoritative guidance for stock compensation. The valuation provisions also apply to grants that are modified after January 1, 2006. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company will recognize an excess benefit from stock-based compensation in equity based on the difference between tax expense computed with consideration of the windfall deduction and without consideration of the windfall deduction. In addition, the Company accounts for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit in the income statement. See Note 11, Employee Benefit Plans, of the Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.

Comprehensive income

Comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that the Company excluded from net income, including gains and losses related to fair value of short-term investments and the effective portion of cash flow hedges that were outstanding as of the end of the year.

Foreign currency translation

The Company’s functional currency is the U.S. dollar for all of its international subsidiaries. Foreign currency transactions of international subsidiaries are re-measured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for non-monetary assets. Expenses are re-measured at average exchange rates in effect during each period, except for expenses related to non-monetary assets, which are re-measured at historical exchange rates. Revenue is re-measured at average exchange rates in effect during each period. Gains and losses arising from foreign currency transactions are included in total comprehensive income and were a net gain of $131,000 for the year ended December 31, 2011, a net loss of $130,000 for the year ended December 31, 2010 and a net gain of $954,000 for the year ended December 31, 2009.

Recent accounting pronouncements

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for the Company for business combinations with an acquisition date on or after January 1, 2011. Since the adoption of the update to the authoritative guidance for consolidation only requires additional disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards (“IFRS”) and provides increased transparency around valuation inputs and investment categorization. ASU 2011-04 is effective prospectively for the Company in the first quarter of fiscal 2012. ASU 2011-04 will only impact the Company’s “Level 3” disclosures. The adoption is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 allows two presentation alternatives: present items of net income and other comprehensive income (1) in one continuous statement, referred to as the statement of comprehensive income or

(2) in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective prospectively for the Company in the first quarter of fiscal 2012. In December 2011, the FASB issued ASU 2011-12, which defers the ASU 2011-05 requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The amendments in ASU 2011-12 are effective at the same time as the amendments in Update 2011-05. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The Company is currently evaluating which presentation alternative it will utilize. Since the adoption of the authoritative guidance only requires additional disclosures, the adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The Company has elected to early adopt ASU 2011-08 in the fourth quarter of fiscal year 2011. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2—Business Acquisitions

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

Of the $11.7 million of goodwill recorded on the acquisition of Westell, approximately $10.6 million and $11.7 million is deductible for U.S. federal and state income tax purposes, respectively.

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

A total of $100,000 of the $19.5 million in acquired intangible assets was designated as order backlog. The value was calculated based on an estimate of order backlog using the expected cash flow for the orders and discounted at 3.3%. This $100,000 has been fully amortized as of the three months ended October 2, 2011.

Leaf Networks, LLC

On January 15, 2010, the Company completed the acquisition of certain intellectual property and other assets of Leaf Networks, LLC (“Leaf”), a developer of virtual networking software. The acquisition qualified as a business acquisition and was accounted for using the purchase method of accounting. The Company believes the acquisition will accelerate the Company’s continuing networking technology research and development initiatives. The aggregate purchase price was $2.1 million, of which $2.0 million was paid in cash in the first quarter of 2010 and $100,000 was paid in the three months ended April 3, 2011.

Additionally, the acquisition agreement specified that Leaf shareholders may receive a total additional payout of up to $900,000 in cash over the three years following the closing of the acquisition if developed products pass certain acceptance criteria. During the first quarter of 2010, the Company determined that the present value of the $900,000 potential additional payout was approximately $800,000. For each subsequent quarter, the Company measured at fair value for each reporting period and recorded a liability. The Company paid $400,000 for the first portion of this additional payout in the three months ended April 3, 2011. As of December 31, 2011, the Company had determined the remaining acceptance criteria for the final $500,000 portion of the eligible additional payout were nearing completion, and is carrying a liability for the entire $500,000.

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

Of the $900,000 of goodwill recorded on the acquisition of Leaf, approximately $471,000 and $900,000 was deductible for federal and state income tax purposes, respectively.

The $2.0 million in acquired intangible assets was designated as existing technology. The value was calculated based on the present value of the future estimated cash flows derived from projections of future revenue attributable to existing technology. This $2.0 million will be amortized over its estimated useful life of seven years.

CP Secure International Holding Limited

On December 18, 2008, the Company completed the acquisition of certain intellectual property and other assets of CP Secure International Holding Limited (“CP Secure”), a privately-held provider of integrated network security solutions. The aggregate purchase price was $14.0 million, paid in cash. Under the terms of the acquisition agreement, CP Secure shareholders received a total additional payout of $3.5 million in cash as developed products passed certain acceptance criteria. This additional payout was earned and paid in the year ended December 31, 2009, and was accounted for as additional purchase price and recorded as a $3.5 million increase to goodwill.

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

Inventories	$82
Property and equipment, net	49
Intangibles, net	3,900
Goodwill	10,686
Other accrued liabilities	(82)

Total purchase price allocation	$14,635

Of the $10.7 million of goodwill recorded on the acquisition of CP Secure, $5.3 million and $10.7 million is deductible for federal and state income tax purposes, respectively. Of the $3.5 million additional payout recorded as goodwill in the year ended December 31, 2009, $1.7 million and $3.5 million are deductible for federal and state income tax purposes, respectively.

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

Note 3—Balance Sheet Components (in thousands)

Available-for-sale short-term

	As of December 31,
	2011				2010
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$144,673	$34	$(4)	$144,703	$144,551	$17	$(4)	$144,564
Certificates of Deposits	94	—	—	94	—	—	—	—

Total	$144,767	$34	$(4)	$144,797	$144,551	$17	$(4)	$144,564

Accounts receivable and related allowances

		As of December 31,
		2011	2010
Gross accounts receivable		$279,932	$241,632

Less:	Allowance for doubtful accounts	(1,335)	(1,481)
	Allowance for sales returns	(13,360)	(10,273)
	Allowance for price protection	(3,930)	(3,147)

	Total allowances	(18,625)	(14,901)

Accounts receivable, net		$261,307	$226,731

Inventories

	As of December 31,
	2011	2010
Raw materials	$4,676	$1,591
Finished goods	159,048	125,803

Total	$163,724	$127,394

Property and equipment, net

	As of December 31,
	2011	2010
Computer equipment	$7,109	$6,057
Furniture, fixtures and leasehold improvements	9,757	9,450
Software	19,974	18,553
Machinery and equipment	21,797	17,465
Construction in progress	662	30

	59,299	51,555
Less: Accumulated depreciation and amortization	(43,415)	(34,052)

	$15,884	$17,503

Depreciation and amortization expense pertaining to property and equipment in 2011, 2010 and 2009 was $9.9 million, $8.1 million and $7.3 million, respectively.

Goodwill

Activity related to goodwill consisted of the following:

	New Segments
	Old Segment	Retail	Commercial	Service Provider	Total
Goodwill at December 31, 2009	$64,908	$—	$—	$—	$64,908
Additions related to earn-out payments	8,474	—	—	—	8,474
Net additions related to acquisitions	816	—	—	—	816

Goodwill at December 31, 2010	74,198	—	—	—	74,198
Relative fair value approach	(74,198)	33,546	32,043	8,609	—

Goodwill at April 4, 2011	—	33,546	32,043	8,609	74,198
Net additions related to acquisitions	—	—	—	11,746	11,746

Goodwill at December 31, 2011	$—	$33,546	$32,043	$20,355	$85,944

During 2011, the Company recorded $11.7 million of goodwill associated with the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. (“Westell”). During 2010, the Company recorded $8.5 million of goodwill associated with a $10 million earn-out payment made in connection with the Company’s 2007 acquisition of Infrant. The Company also recorded $900,000 of goodwill associated with the Company’s 2010 acquisition of Leaf, and recorded an $84,000 reduction in goodwill related to taxes associated with the Company’s 2006 acquisition of Skipjam Corp. Refer to Note 2, Business Acquisitions, for additional information regarding the Company’s acquisitions.

There were no impairments to goodwill in the years ended December 31, 2011, 2010, and 2009. Refer to Note 1, The Company and Summary of Significant Accounting Policies, for additional information regarding the Company’s goodwill impairment assessment.

Intangibles, net

	December 31, 2010 Cost	December 31, 2010 Net	Additions	Amortization Expense	December 31, 2011 Net	Weighted Average Amortization Period Remaining (Years)
Core technology	$7,100	$973	$3,700	$1,230	$3,443	1.60
Existing technology	14,000	3,038	—	1,586	1,452	2.54
Trademarks	2,600	1,011	—	433	578	0.67
Patents	1,270	1,219	—	128	1,091	4.25
Customer contracts and relationships	—	—	15,700	1,308	14,392	3.67
Backlog	—	—	100	100	—	—

Total intangible assets	$24,970	$6,241	$19,500	$4,785	$20,956	3.20

	December 31, 2009 Cost	December 31, 2009 Net	Additions	Amortization Expense	December 31, 2010 Net	Weighted Average Amortization Period Remaining (Years)
Core technology	$7,100	$2,453	$—	$1,480	$973	0.92
Existing technology	12,000	4,400	2,000	3,362	3,038	1.86
Trademarks	2,600	1,445	—	434	1,011	1.17
Patents	—	—	1,270	51	1,219	4.75
Non-compete agreements	100	—	—	—	—	0

Total intangible assets	$21,800	$8,298	$3,270	$5,327	$6,241	2.17

Amortization expense related to intangibles in the years ended December 31, 2011, 2010 and 2009 was $4.8 million, $5.3 million and $5.0 million, respectively. No impairment charges were recorded in the years ended December 31, 2011, 2010 or 2009.

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2012	$3,915
2013	3,626
2014	3,301
2015	2,685
2016	2,377
2017 and thereafter	5,052

Total expected amortization expense	$20,956

Other non-current assets

	As of December 31,
	2011	2010
Non-current deferred income taxes	$7,977	$7,112
Cost method investment	3,009	3,009
Other	3,371	4,214

Other non-current assets	$14,357	$14,335

Other accrued liabilities

	As of December 31,
	2011	2010
Sales and marketing programs	$44,394	$37,020
Warranty obligation	44,846	40,513
Freight	7,940	7,174
Other	23,300	25,706

Other accrued liabilities	$120,480	$110,413

Note 4—Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in its Consolidated Statements of Operations.

In April 2011, the Company incurred $1.6 million in restructuring costs for employee severance related to the reorganization into three specific business units. Refer to Note 12, Segment Information, Operations by Geographic Area and Customer Concentration for additional information regarding the reorganization into business units. In addition, the Company incurred $464,000 in transition services in connection with the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. Refer to Note 2, Business Acquisitions for additional information regarding the Westell acquisition.

The following is a summary of the accrued restructuring charges:

	Accrued Restructuring and Other Charges at December 31, 2010	Additions	Cash Payments	Accrued Restructuring and Other Charges at December 31, 2011
	(In thousands)
Reorganization in business units	$—	$1,630	$(1,630)	$—
Westell acquisition transition costs	—	464	(464)	—

Current portion	$—	$2,094	$(2,094)	$—

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

Note 5—Derivative Financial Instruments

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

Cash flow hedges

To help manage the exposure of gross and operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue, and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for three to five months. The Company enters into about five forward contracts per quarter with an average size of about $6 million USD equivalent related to its cash flow hedge program.

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the years ended December 31, 2011, 2010, and 2009.

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

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded as of December 31, 2011 and December 31, 2010 are summarized as follows:

Derivative Assets	Balance Sheet Location	Fair Value at December 31, 2011	Balance Sheet Location	Fair Value at December 31, 2010
	(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$1,196	Prepaid expenses and other current assets	$1,381
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	41	Prepaid expenses and other current assets	8

Total		$1,237		$1,389

Derivative Liabilities	Balance Sheet Location	Fair Value at December 31, 2011	Balance Sheet Location	Fair Value at December 31, 2010
	(In thousands)
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(654)	Other accrued liabilities	$(770)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	(69)	Other accrued liabilities	(19)

Total		$(723)		$(789)

For details of the Company’s fair value measurements, please see Note 13, Fair Value of Financial Instruments.

		Year ended
		December 31, 2011	December 31, 2010
Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(957)	$(172)

The effects of the Company’s derivative instruments on other comprehensive income and the Consolidated Statement of Operations for the year ended December 31, 2011 and December 31, 2010 are summarized as follows:

Derivatives Designated as Hedging Instruments	Year ended December 31, 2011
	Gain or (Loss) Recognized in OCI-Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$542	Net revenue	$967	Other income (expense), net	$(310)
Foreign currency forward contracts	—	Cost of revenue	(4)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(154)	Other income (expense), net	—

Total	$542		$809		$(310)

Derivatives Designated as Hedging Instruments	Year ended December 31, 2010
	Gain or (Loss) Recognized in OCI-Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$2,257	Net revenue	$2,755	Other income (expense), net	$(261)
Foreign currency forward contracts	—	Cost of revenue	(27)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(724)	Other income (expense), net	—

Total	$2,257		$2,004		$(261)

Derivatives Designated as Hedging Instruments	Year ended December 31, 2009
	Gain or (Loss) Recognized in OCI-Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(499)	Net revenue	$(707)	Other income (expense), net	$(85)
Foreign currency forward contracts	—	Cost of revenue	15	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	173	Other income (expense), net	—

Total	$(499)		$(519)		$(85)

(a) Refer to Note 10, Stockholder’s Equity, which summarizes the activity in other comprehensive income related to derivatives.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the year ended December 31, 2011, 2010 or 2009.

Note 6—Net Income Per Share

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

Net income per share for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net income	$91,368	$50,909	$9,333

Weighted average shares outstanding:
Basic	37,121	35,385	34,485
Options and awards	811	739	363

Total diluted shares	$37,932	$36,124	$34,848

Basic net income per share	$2.46	$1.44	$0.27

Diluted net income per share	$2.41	$1.41	$0.27

Anti-dilutive common stock options totaling 2,001,300, 3,251,861 and 3,614,698 were excluded from the weighted average shares outstanding for the diluted per share calculation for 2011, 2010 and 2009, respectively.

Note 7—Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Foreign currency transaction gains (losses), net	$131	($130)	$954
Foreign currency contract gains (losses), net	(1,267)	(434)	(1,082)

Total	($1,136)	($564)	($128)

Note 8—Income Taxes

Income before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$79,318	$95,291	$38,943
International	44,892	(4,067)	(6,376)

Total	$124,210	$91,224	$32,567

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
U.S. Federal	$27,415	$37,954	$23,718
State	3,319	5,654	2,270
Foreign	6,760	4,947	2,749

	37,494	48,555	28,737

Deferred:
U.S. Federal	(3,151)	(8,928)	(4,951)
State	(713)	643	(469)
Foreign	(788)	45	(83)

	(4,652)	(8,240)	(5,503)

Total	$32,842	$40,315	$23,234

Net deferred tax assets consist of the following (in thousands):

	Year Ended December 31,
	2011	2010
Deferred Tax Assets:
Accruals and allowances	$22,329	$18,453
Net operating loss carryforwards	326	351
Stock-based compensation	6,304	5,982
Deferred rent	2,138	2,313
Deferred revenue	411	286
Tax credit carryforwards	1,433	1,732
Acquired intangible assets	566	—
Other	256	593

	33,763	29,710

Deferred Tax Liabilities:
Acquired intangible assets	—	(258)
Depreciation and amortization	(2,698)	(2,969)
Unremitted earnings of foreign subsidiaries	—	(39)

	(2,698)	(3,266)

Net deferred tax assets	31,065	26,444

Current portion	23,088	$19,332
Non-current portion	7,977	7,112

Net deferred tax assets	$31,065	$26,444

Management’s judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. In management’s judgment it is more likely than not that such assets will be realized in the future as of December 31, 2011, and as such no valuation allowance has been recorded against the Company’s deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2011	2010	2009
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	1.5	4.2	3.1
Impact of international operations	(9.5)	5.1	28.4
Stock-based compensation	0.0	0.7	4.0
Tax credits	(0.7)	(0.7)	(1.7)
Others	0.1	(0.1)	2.5

Provision for income taxes	26.4%	44.2%	71.3%

Income tax benefits in the amount of $3.5 million, $3.6 million and $136,000 related to stock options were credited to additional paid-in capital during the years ended December 31, 2011, 2010 and 2009, respectively. As a result of changes in fair value of available for sale securities, income tax expense of $8,000, $3,000 and $40,000 was recorded in comprehensive income related to the year ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively.

As of December 31, 2011, the Company has $574,000 and $1.4 million of acquired federal and state net operating loss carry forwards as well as $310,000 of California tax credits carryforwards. All of these losses and $111,000 of these credits are subject to annual usage limitations under Internal Revenue Code Section 382. The federal losses expire in different years beginning in fiscal 2021. The state loss begins to expire in fiscal 2015. The state tax credit carryforward has no expiration

The Company files income tax returns in the U.S. federal jurisdiction, various state and local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2007. In 2011, the IRS commenced an examination of the Company’s 2008 and 2009 tax years. The Company has limited audit activity in various states and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $1.0 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows (in thousands):

Federal, State, and Foreign Tax
Gross UTB Balance at January 1, 2009	$13,291
Additions based on tax positions related to the current year	3,608
Additions for tax positions of prior years	184
Reductions for tax positions of prior years	(1)
Reductions due to lapse of applicable statutes	(581)

Gross UTB Balance at December 31, 2009	16,501

Additions based on tax positions related to the current year	3,371
Additions for tax positions of prior years	409
Settlements	(47)
Reductions for tax positions of prior years	(1,805)
Reductions due to lapse of applicable statutes	3

Gross UTB Balance at December 31, 2010	18,432

Additions based on tax positions related to the current year	1,795
Additions for tax positions of prior years	1,015
Settlements	(179)
Reductions for tax positions of prior years	(2)
Reductions due to lapse of applicable statutes	(3,699)
Adjustments due to foreign exchange rate movement	(27)

Gross UTB Balance at December 31, 2011	$17,335

The total amount of net unrecognized tax benefits that, if recognized would affect the effective tax rate as of December 31, 2011 is $15.5 million. The ending net UTB results from adjusting the gross balance at December 31, 2011 for items such as U.S. federal and state deferred tax, foreign tax credits, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2011, December 31, 2010 and December 31, 2009, total interest and penalties expensed were $30,000, $262,000 and $354,000, respectively. As of December 31, 2011 and December 31, 2010, accrued interest and penalties on a gross basis was $1.9 million and $1.8 million, respectively. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest, the impact of any uncertain tax benefits related to temporary differences would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

With the exception of those foreign sales subsidiaries for which deferred tax has been provided, the Company intends to indefinitely reinvest foreign earnings. These earnings were approximately $40.2 million and $10.1 million as of December 31, 2011 and December 31, 2010, respectively. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

Note 9—Commitments and Contingencies

Leases

The Company leases office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended, December 31, 2011, 2010 and 2009 was $7.0 million, $6.4 million and $6.2 million, respectively. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2012	$6,349
2013	5,268
2014	4,486
2015	3,981
2016	3,558
Thereafter	6,070

Total minimum lease payments	$29,712

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At December 31, 2011, the Company had $139.4 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011.

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

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court, District of South Carolina. OptimumPath claims that certain of the Company’s wireless networking products infringe on OptimumPath’s U.S. Patent No. 7,035,281. OptimumPath also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32. In March 2009, the District Court granted defendants’ motion to transfer the case to the U.S. District Court, Northern District of California. In July 2009, the petition to challenge the denial of reexamination of claims 4-7 and 11-32 was denied. The Company and OptimumPath attended a Court-ordered mediation on September 22, 2009 but were unable to make progress towards settlement. The Company and other defendants filed a combined claim construction/summary judgment brief on December 23, 2010. OptimumPath responded on January 20, 2011, and the defendants replied on February 3, 2011. The oral arguments on claim construction and the summary judgment motion were made on February 17, 2011. On April 12, 2011, the District Court granted defendants’ motion for summary judgment on OptimumPath’s claim for literal infringement and defendants’ motion to preclude OptimumPath’s infringement claims based on the doctrine of equivalents. The Court also found that the accused devices did not infringe under the doctrine of equivalents. The Court also granted defendants’ motion for summary judgment that asserted claims 1, 2, 6, and 9 through 13 of the ‘281 patent were invalidated by various prior art. The pretrial conference and trial dates were vacated. OptimumPath filed its notice of appeal to the Federal Circuit of the District Court’s rulings on May 18, 2011. On May 23, 2011, the District Court entered the defendants’ joint request for costs in the amount of $102,554.00, which have not yet been collected or recognized. On June 29, 2011, the Federal Circuit docketed the appeal. OptimumPath submitted its opening brief in its appeal to the Federal Circuit on October 21, 2011, the defendants’ answering brief was submitted on December 2, 2011, and OptimumPath’s reply brief was submitted on December 16, 2011. The next step is the oral argument on the briefing before the Court of Appeals for the Federal Circuit, scheduled for March 5, 2012.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court, Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 (‘912 Patent) and 7,193,562 (‘562 Patent) in the course of deploying Wi-Fi antenna array technology in its WPN824 RangeMax wireless router. Ruckus also sued Rayspan Corporation alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the third quarter of 2008. The Company and Rayspan Corporation jointly filed a request for inter partes reexamination of the Ruckus patents with the USPTO on September 4, 2008. The Court issued a stay of the litigation while the reexaminations proceeded in the USPTO. On November 28, 2008, a reexamination was ordered with respect to claims 11-17 of the ‘562 Patent, but denied with respect to claims 1-10 and 18-36. On December 17, 2008, the defendants jointly filed a petition to challenge the denial of reexamination of claims 1-10 and 18-36 of the ‘562 Patent. In July 2009, the petition was denied, and the remaining claims 11-17 were confirmed. The Company is appealing the confirmation of claims 11-17. On December 2, 2008, reexamination was granted with regard to the ‘912 Patent. In early October 2009, the Company received an Action Closing Prosecution in the reexamination of the ‘912 Patent. All the claims of the ‘912 Patent, with the exception of the unchallenged claims 7 and 8, were finally rejected by the USPTO. On October 30, 2009, Ruckus submitted an “after-final” amendment in the ‘912 Patent reexamination proceeding. The Company’s comments to Ruckus’ “after-final” amendment were submitted on November 30, 2009. On December 1, 2009, the Court found that bifurcating the ‘562 Patent from the ‘912 Patent and commencing litigation on the ‘562 Patent while the USPTO reexamination process and appeals are still pending would be an inefficient use of the Court’s resources. Accordingly, the Court ruled that the litigation stay should remain in effect. On September 12, 2010, the Company filed the rebuttal brief in its appeals of the USPTO’s rulings during the reexamination of the ‘562 Patent, and the Company requested an oral hearing with the Board of Appeals at the USPTO to discuss this brief. On September 13, 2010, Ruckus filed a notice of appeal of the ‘912 Patent to appeal the adverse rulings it received from the USPTO in the reexamination of this patent. The Company filed a respondent’s brief in the ‘912 Patent case on January 24, 2011. An oral hearing in the ‘562 case was set for February 1, 2011, but the Company decided to cancel it and let the USPTO decide the ‘562 case based solely on the previously submitted papers. On May 13, 2011, the USPTO indicated that the Company was successful in its appeal of the examiner’s previous decision to allow claims 11-17 in the ‘562 reexamination, and the USPTO Board of Appeals reversed the examiner’s decision and declared those claims invalid. On June 13, 2011, Ruckus submitted a request for rehearing by the Board of Appeals of its decision to reject claims 11-17 of the ‘562 Patent. On September 28, 2011, the Board of Patent Appeals and Interferences denied Ruckus’s request for a rehearing in the ‘562 Patent reexamination case. Ruckus did not timely file a notice of appeal to the Court of Appeals for the Federal Circuit appealing the USPTO’s cancellation of claims 11-17 of the ‘562 patent. Therefore, a reexamination certificate will issue with claims 11-17 cancelled and claims 1-10 and 18-36 confirmed.

On November 4, 2009, Ruckus filed a new complaint in the U.S. District Court, Northern District of California alleging the Company and Rayspan Corporation infringe a patent that is related to the patents previously asserted against the Company and Rayspan Corporation by Ruckus, as discussed above. This newly asserted patent is U.S. Patent No. 7,525,486 entitled “Increased wireless coverage patterns.” As with the previous Ruckus action, the WPN824 RangeMax wireless router is the alleged infringing device. The Company challenged the sufficiency of Ruckus’s complaint in this new action and moved to dismiss the complaint. Ruckus opposed this motion. The Court partially agreed with the Company’s motion and ordered Ruckus to submit a new complaint, which Ruckus did. The initial case management conference occurred on February 11, 2010. On March 25, 2010, the Court ordered a stay until the completion of the ‘562 Patent’s reexamination proceedings in the first Ruckus lawsuit against the Company and Rayspan. The Court instructed the parties to submit status reports to the Court every six months, apprising the Court of the status of the pending reexamination proceedings in the USPTO. Upon final exhaustion of all pending reexamination proceedings of the ‘562 Patent, including any appeals, the Court ordered the parties to jointly submit to the Court a letter indicating that all appeals have been exhausted and requesting a further case management conference. The case remains stayed.

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

Ericsson v. NETGEAR

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516; 6,330,435; 6,424,625; 6,519,223; 6,772,215; 5,987,019; 6,466,568; and 5,771,468. Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants’ IEEE 802.11-compliant products. In addition, Ericsson alleges that the Company has infringed, and continues to infringe, the claimed methods and apparatuses of the ‘468 Patent through the Company’s PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On March 1, 2011, the defendants filed a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On March 21, 2011, Ericsson filed is opposition to the motion, and on April 1, 2011, defendants filed their reply to Ericsson’s opposition to the motion to transfer. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on Jun 9, 2011, the Court set a Markman hearing for June 28, 2012 and trial for June 3, 2013. On June 14, 2011, Ericsson submitted its infringement contentions against the Company. On September 29, 2011, the Court denied the defendants motion to transfer venue to the Northern District of California. Discovery is ongoing. The parties are now approaching the Markman hearing, and the schedule is as follows: March 9, 2012—exchange of proposed constructions of claim terms; April 9, 2012—Joint Claim Construction Statement filing deadline; May 4, 2012—Ericsson’s Markman brief; May 16, 2012—Tutorials due; June 1, 2012—Defendants Markman brief; June 15—Ericsson’s Reply Markman brief; and June 28, 2012—Markman hearing.

Fujitsu v. NETGEAR

On September 3, 2010, Fujitsu filed a complaint against the Company, Belkin International, Inc., Belkin, Inc., D?Link Corporation, D?Link Systems, Inc., ZyXEL Communications Corporation, and Zyxel Communications, Inc in the U.S. District Court, Northern District of California alleging that certain of the Company’s products infringe upon Fujitsu’s U.S. patent Re. 36,769 patent (‘769 Patent) through various cards and interface devices within the Company’s products. The Company answered the complaint denying the allegations of infringement and claiming that the asserted patent is invalid. In addition, the Company filed a motion to disqualify counsel for Fujitsu. The Company’s disqualification motion was argued before the Court on December 16, 2010, and on December 22, 2010, the Court granted the Company’s motion and disqualified counsel for Fujitsu. In response, Fujitsu requested a stipulation from all parties to reset the case management conference and scheduled hearing dates for the motions to dismiss. The initial case management conference was held on March 18, 2011. A claim construction hearing was held on October 14, 2011. On February 3, 2012, the Court issued its claim construction order based on the claim construction hearing. The parties are currently participating in the discovery process. Expert reports and accompanying discovery opens May 4, 2012 and closes June 8, 2012. Dispositive motions are due June 28, 2012, and trial is set to commence on November 26, 2012.

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

NETGEAR v. CSIRO

In May 2005, the Company filed a complaint for declaratory relief against the Commonwealth Scientific and Industrial Research Organization (“CSIRO”), in the San Jose division of the United States District Court, Northern District of California. The complaint alleged that the claims of CSIRO’s U.S. Patent No. 5,487,069 are invalid and not infringed by any of Company’s products. CSIRO had asserted that the Company’s wireless networking products implementing the IEEE 802.11a, 802.11g, and 802.11n wireless LAN standards infringe this patent. In July 2006, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to deny CSIRO’s motion to dismiss the action under the Foreign Sovereign Immunities Act. In September 2006, the Federal Circuit denied CSIRO’s request for a rehearing en banc. CSIRO filed a response to the complaint in September 2006. In December 2006, the District Court granted CSIRO’s motion to transfer the case to the Eastern District of Texas, where CSIRO had brought and won a similar lawsuit against Buffalo Technology (USA), Inc., which Buffalo appealed and which was partially remanded to the District Court. The District Court consolidated this action with three related actions involving other companies (such as Buffalo) accused of infringing CSIRO’s patent. The Company attended a Court-mandated mediation in November 2007 but failed to resolve the litigation. The District Court held a June 26, 2008 claim construction hearing. On August 14, 2008, the District Court issued a claim construction order and denied a motion for summary judgment of invalidity. In December 2008, the parties filed numerous motions for summary judgment concerning, among other things, infringement, validity, and other affirmative defenses. The District Court commenced a jury trial on April 13, 2009 regarding all liability issues for the four consolidated cases. On April 20, 2009, the Company and CSIRO executed a Memorandum of Understanding (“MOU”) setting forth the terms of a settlement and license agreement between the Company and CSIRO. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company agreed to make a one-time lump sum payment in consideration for a fully paid perpetual license and a covenant not to sue with respect to the ‘069 patent and all foreign counterparts and related patents. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patent, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense of $2.4 million, which was primarily recognized in the three months ended March 29, 2009. Additionally, the Company allocated $2.6 million of the settlement cost to prepaid royalties which will be recognized as a component of cost of revenue as the related products are sold. Of this $2.6 million, $413,000 and $551,000 were amortized and expensed in the year ended December 31, 2009 and December 31, 2010, respectively. Additionally, $551,000 was amortized and expensed in the year ended December 31, 2011.

Finoc, LLC v. NETGEAR

In February 2009, a lawsuit was filed against the Company and 14 other companies by Finoc Design Consulting OY (“Finoc”) in the U.S. District Court for the Eastern District of Texas. Finoc alleged that the Company’s wireless DSL gateway products infringe U.S. Patent No. 6,850,560. In June 2009, without admitting any patent infringement, wrongdoing or violation of law and to avoid the distraction and expense of continued litigation, the Company agreed to make a one-time lump sum payment of $82,500 in consideration for a fully paid perpetual license to the patent in suit as well as a dismissal with prejudice by Finoc. Based on the historical and estimated projected future unit sales of the Company’s products that were alleged to infringe the asserted patents, the Company allocated a portion of the settlement cost towards product shipments prior to the settlement, which the Company recorded as a litigation settlement expense in the three months ended June 28, 2009. Additionally, the Company allocated the balance of the settlement cost to prepaid royalties, which will be recognized as a component of cost of revenue as the related products are sold.

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

Chalumeau Power Systems v. NETGEAR.

On June 28, 2011, Chalumeau Power Systems LLC (“Chalumeau”) filed a complaint against several technology companies—including the Company, Cisco Systems Inc., Hewlett-Packard Co., D-Link, and Avaya Inc. —in the U.S. District Court, District of Delaware alleging infringement of a patent for a remote device detection method. The patent number is U.S. Patent No. 5,991,885 (‘885 Patent) and is entitled “Method and apparatus for detecting the presence of a remote device and providing power thereto.” Chalumeau claimed that the defendants have all made or sold devices that make use of infringing PoE technology, which allows electrical power and data to pass safely on Ethernet cabling. The Company answered Chalumeau’s complaint on September 1, 2011, and asserted various defenses and counterclaims, including those of noninfringement and invalidity of the ‘885 Patent. In October 2011, a settlement of this lawsuit was reached between Chalumeau and the Company through a third-party intermediary. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company and Chalumeau signed a binding release agreement in which both parties agreed to mutual general releases from all claims, known or unknown, under the ‘885 Patent and its foreign counterparts with respect to the manufacture, use, sale, etc. of products by the Company. The Court has since dismissed Chalumeau’s claims for relief against the Company and the Company’s counterclaims for relief against Chalumeau, with prejudice and with all attorneys’ fees, costs and expenses levied against the party incurring the same.

Powerline Innovations, LLC v. NETGEAR

On August 6, 2011 the Company, along with 16 other companies, was sued in the U.S. District Court, Eastern District of Texas, Tyler Division for patent infringement by a non-practicing entity called Powerline Innovations, LLC (“Powerline Innovations”). This is a single patent case, involving U.S. Patent No. 5,471,190, entitled “Method and Apparatus for Resource Allocation in a Communication Network System.” On the same day that it filed suit against the Company and 16 other companies, Powerline Innovations sued 14 additional companies in a separate suit in U.S. District Court, Eastern District of Texas for infringement of the same patent. The complaint against the Company alleges that it infringes the 5,471,190 patent based on the Company’s use of methods for establishing control relationships between plural devices and names the Company’s Powerline AV Ethernet Adapter, Model XAV101, as an accused infringing product. The Company answered the plaintiff’s complaint on December 12, 2011, and asserted that it has not infringed the patent in suit and that the patent in suit is invalid. In addition, the Company asserted various affirmative defenses. Powerline Innovations has not yet served all the parties. The Court will likely not set an initial status conference before service is completed.

Summit Data Systems LLC v. NETGEAR.

On September 1, 2010, a non-practicing entity, Summit Data Systems LLC (“Summit Data Systems”), sued the Company and seven other companies in the U.S. District Court, District of Delaware alleging infringement of two patents—U.S. Patent No. 7,392,291 (‘291 Patent), entitled Architecture for Providing Block-Level Access over a Computer Network and U.S. Patent No. 7,428,581 (‘581 Patent), entitled Architecture for Providing Block-Level Access over a Computer Network. The ‘581 Patent is a continuation of the ‘291 Patent. The Company’s ReadyNAS and NVX products were listed by the plaintiff in the complaint as accused infringing products. The Company answered the complaint on November 1, 2010, asserting that the patents are not infringed and invalid. Subsequently, the Company participated in discovery, and trial for this matter was scheduled for March 2013. In October 2011, a settlement of this lawsuit was reached between Summit Data Systems and the Company through a third-party intermediary. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company and Summit Data Systems signed a binding release agreement in which both parties agreed to mutual general releases from all claims, known or unknown, under the ‘291 Patent and ‘581 Patents and certain other patents and applications assigned to Summit Data Systems with respect to the manufacture, use, sale, etc. of products by the Company. The Court has since dismissed Summit Data Systems’s claims for relief against the Company and the Company’s counterclaims for relief against Summit Data Systems, with prejudice and with all attorneys’ fees, costs and expenses levied against the party incurring the same.

NETGEAR v. Innovatio IP Ventures LLC.

On November 16, 2011, the Company filed a declaratory judgment action in the District of Delaware for non-infringement and invalidity of 17 WiFi-related patents brought in the approximately 15 actions throughout the United States by Innovatio IP Ventures LLC (“Innovatio”) against end user customers of the Company and other companies. Shortly after filing the declaratory judgment action, the Company filed a response supporting Cisco Systems, Inc.’s and Motorola Solutions, Inc.’s Motion to Transfer for Coordinated Pretrial Proceedings Pursuant to 28 U.S.C. § 1407 that was before the United States Judicial Panel on Multidistrict Litigation (“JPML”). The pending motion to transfer would serve to consolidate all of the Innovatio lawsuits — including NETGEAR’s pending declaratory judgment action in Delaware—and transfer them to a single court for coordinated pretrial proceedings. On December 28, 2011, the JPML issued an order transferring the Innovatio actions throughout the United States, including the Company’s declaratory judgment action, to the United States District Court for the Northern District of Illinois. Thus, the Company’s declaratory judgment action and approximately 15 other similar cases will now proceed in the Northern District of Illinois in a consolidated fashion. The Court has set a status conference date for the consolidated cases of March 27, 2012.

Harris Corporation v. NETGEAR.

On November 26, 2011, Harris Corporation (“Harris”) sued the Company in the U.S. District Court, Middle District of Florida alleging that the Company willfully infringes six of Harris’s patents—U.S. Patent Nos. 6,504,515, 7,916,684, 5,787,177, 5,974,149, 6,189,104, and 6,397,336. The Company obtained an extension until February 20, 2012 to answer the complaint and is reviewing the complaint and patents. It appears that Harris is attempting to read four of the patents (the ‘177, ‘149, ‘104, and ‘336 Patents) on the Company’s ProSecure UTM series of products. The other two patents (the ‘515 and ‘684 Patents) allegedly read on certain of the Company’s access points and wireless routers and gateways with multiple antennas. Harris filed an amended complaint on February 17, 2012 that removed its initial allegations of willful infringement by the Company and also removed the allegations of direct infringement against the Company for U.S. Patent No. 7,916,684, leaving only indirect infringement allegations for the ‘684 Patent. The Company’s answer to the amended complaint is due on March 2, 2012.

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

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company’s consolidated results of operations and financial position for the full year ended December 31, 2011. The Company is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

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

Note 10—Stockholders’ Equity

Common Stock Repurchase Programs

In October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6,000,000 shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. The Company did not repurchase any shares under this authorization during the years ended December 31, 2011, 2010 or 2009.

The Company repurchased approximately 25,000 shares, or $926,000 of common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the year ended December 31, 2011. Similarly, during the years ended December 31, 2010 and December 31, 2009, the Company repurchased approximately 32,000 shares and 22,000 shares, respectively, or $736,000 and $282,000 of common stock, respectively, under the same program to help facilitate tax withholding for RSUs.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Comprehensive Income and Cumulative Other Comprehensive Income, Net

The following table sets forth the activity for each component of other comprehensive income, net of related taxes, for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, (in thousands):

	Year ended December 31,
	2011	2010	2009
Net income	$91,368	$50,909	$9,333
Unrealized gains (losses) on derivative instruments	(267)	253	20
Unrealized gains (losses) on available-for-sale securities	9	4	(63)

Total comprehensive income	$91,110	$51,166	$9,290

The following table sets forth the components of cumulative other comprehensive income, net of related taxes, as of December 31, 2011 and December 31, 2010 (in thousands):

	As of December 31,
	2011	2010
Net unrealized gains on derivative instruments	$6	$273
Net unrealized gains on available-for-sale securities	17	8

Total cumulative other comprehensive income, net of taxes	$23	$281

Note 11—Employee Benefit Plans

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

2003 Stock Plan

In April 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2003 Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, directors and consultants. The Company has reserved 750,000 shares of Common Stock plus any shares which were reserved but not issued under the 2000 Plan as of the date of the approval of the 2003 Plan. The number of shares which were reserved but not issued under the 2000 Plan that were transferred to the Company’s 2003 Plan were 615,290, which when combined with the shares reserved for the Company’s 2003 Plan total 1,365,290 shares reserved under the Company’s 2003 Plan as of the date of transfer. Any options cancelled under either the 2000 Plan or the 2003 Plan are returned to the pool available for grant. As of December 31, 2011, 255,445 shares were reserved for future grants under the Company’s 2003 Plan.

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

2006 Long Term Incentive Plan

In April 2006, the Company adopted the 2006 Long Term Incentive Plan (the “2006 Plan”), which was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders on May 23, 2006. The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards and other stock awards, to eligible directors, employees and consultants of the Company. Upon the adoption of the 2006 Plan, the Company reserved 2,500,000 shares of common stock for issuance under the 2006 Plan. In June 2008, the Company adopted amendments to the 2006 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2006 plan by an additional 2,500,000 shares. In July 2010, the Company adopted amendments to the 2006 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2006 plan by an additional 1,500,000 shares. As of December 31, 2011, 486,349 shares were reserved for future grants under the 2006 Plan.

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

Restricted stock awards may be granted under the 2006 Plan subject to the terms specified by the plan administrator. The period over which any restricted award may fully vest is generally no less than three (3) years. Restricted stock awards are non-vested stock awards that may include grants of restricted stock or grants of restricted stock units (“RSUs”). Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. During that period, ownership of the shares cannot be transferred. Restricted stock has the same voting rights as other common stock and is considered to be currently issued and outstanding. RSUs do not have the voting rights of common stock, and the shares underlying the RSUs are not considered issued and outstanding. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

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

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is determined at the purchase date, the Company recognizes expense based on the 15% discount at purchase. For the years ended December 31, 2011, 2010 and 2009, ESPP compensation expense was $354,000, $236,000 and $184,000, respectively. As of December 31, 2011, 450,669 shares were reserved for future grants under the ESPP.

Option Activity

Stock options activity under the stock option plans during the years ended December 31, 2011, 2010, and 2009 were as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
December 31, 2008	3,916	$21.00
Granted	1,526	14.72
Exercised	(370)	8.07
Cancelled	(452)	21.19

December 31, 2009	4,620	$19.94
Granted	1,368	26.03
Exercised	(1,339)	15.02
Cancelled	(282)	21.80

December 31, 2010	4,367	$23.24
Granted	1,290	34.58
Exercised	(1,381)	22.37
Cancelled	(326)	25.90

December 31, 2011	3,950	$27.03	7.65	$28,672

As of December 31, 2011:
Vested and expected to vest	3,648	$26.86	7.56	$26,982
Exercisable Options	1,690	$24.42	6.20	$15,994

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2011, 2010, and 2009 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011, December 31, 2010, and December 31, 2009. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2011, 2010 and 2009 was $21.8 million, $16.9 million and $3.4 million, respectively.

The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $9.8 million, $9.1 million and $9.0 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2011:

	Year ended December 31, 2011
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$0.00 - 10.00	7	1.01	$6.29	7	$6.29
10.01 - 20.00	726	6.32	13.66	450	13.95
20.01 - 30.00	1,533	7.19	24.70	857	25.64
30.01 - 40.00	1,684	8.66	34.99	376	34.51

Total	3,950	7.65	$27.03	1,690	$24.42

RSU Activity

RSU activity under during the years ended December 31, 2011, 2010, and 2009 were as follows:

	Outstanding RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
December 31, 2008	235	$25.55
RSUs granted	171	12.24
RSUs vested	(104)	23.43
RSUs cancelled	(15)	19.36

December 31, 2009	287	18.71
RSUs granted	48	22.73
RSUs vested	(133)	19.30
RSUs cancelled	(3)	11.41

December 31, 2010	199	19.40
RSUs granted	113	34.78
RSUs vested	(118)	21.64
RSUs cancelled	(17)	18.38

December 31, 2011	177	$27.86	1.60	$5,939

Total intrinsic value of RSUs vested during the years ended December 31, 2011, 2010 and 2009 was $4.4 million, $3.1 million and $1.4 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2011, 2010 and 2009 was $2.6 million, $2.6 million and $2.4 million, respectively.

Valuation and Expense Information

The fair value of each option award granted under the Company’s ESPP equals the 15% discount at purchase. The fair value of each restricted stock unit under all share-based compensation plans equals the fair value of NETGEAR stock on the date of the grant. The fair value of each option award granted under all other share-based compensation plans is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on a combination of the historical volatility of the Company’s stock as well as the historical volatility of certain of the Company’s industry peers’ stock. The Company estimated the forfeiture rate for the years ended December 31, 2011, 2010 and 2009 based on its historical experience.

	Stock Options Granted Under non-ESPP Plans
	Year Ended December 31,
	2011	2010	2009
Expected life (in years)	4.4	4.4	4.4
Risk-free interest rate	1.63%	1.74%	1.73%
Expected volatility	50.31%	49.87%	50.48%
Dividend yield	—	—	—

The weighted average estimated fair value of options granted during the years ended December 31, 2011, 2010 and 2009 including options granted under the ESPP and not including restricted stock units, were $14.29, $10.80 and $6.10, respectively.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the Employee Stock Purchase Plan included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$999	$913	$959
Research and development	2,476	2,271	1,973
Sales and marketing	5,136	4,710	4,147
General and administrative	5,151	4,307	3,945

	$13,762	$12,201	$11,024

The Company recognizes these compensation costs net of the estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

Total stock-based compensation cost capitalized in inventory was less than $250,000 in each of the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, $21.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.45 years. As of December 31, 2011, $2.5 million of total unrecognized compensation cost related to non-vested RSUs is expected to be recognized over a weighted-average period of 1.17 years.

401k

In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. Beginning on January 1, 2009 for the first three pay periods of 2009 only, which ended on January 30, 2009, the Company contributed an amount equal to 100% of the employee contributions up to a maximum of $7,000, for employees that remained active with the company through December 31, 2009. No match was offered in 2010 and 2011. The Company expensed zero, zero and $508,000 related to the NETGEAR 401(k) Plan in the years ended December 31, 2011, 2010, and 2009, respectively.

Note 12—Segment Information, Operations by Geographic Area and Customer Concentration

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company operated in one business segment through the first fiscal quarter of 2011, which comprised the development, marketing and sale of networking products for the commercial business and home markets.

In the second fiscal quarter of 2011, the Company made organizational changes that resulted in changes to the way in which the CODM manages and evaluates the business. The Company’s business is now managed in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, storage and digital media products to connect people with the Internet and their content and devices. The commercial business unit consists of business networking, storage and security solutions without the cost and complexity of Big IT. The service provider business unit consists of made-to-order and retail proven, whole home networking solutions sold to service providers for sale to their customers. Each business unit is managed by a Senior Vice President/General Manager. There is no change in the CODM before and after the reorganization of the segments.

The Company believes this new structure enables it to better focus its efforts on the Company’s core customer segments and allows it to be more nimble and opportunistic as a company overall. The business units are determined in accordance with how management views and evaluates the Company’s business and based on the criteria as outlined in the authoritative guidance. As a result, beginning in the second fiscal quarter of 2011, the Company changed its segment reporting accordingly, and revised its prior period presentation to conform to the new segments.

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

Asset data is not reviewed by the Company’s CODM at the segment level and therefore is not presented. Discrete financial information on individual products and services within the respective segments is not reviewed by the Company’s CODM, and therefore a separate disclosure of similar classes of products and services below the segment level is not presented. Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Year Ended December 31,
	2011	2010	2009
Net revenues:
Retail	$481,795	$435,484	$288,728
Commercial	331,439	284,539	209,953
Service Provider	367,784	182,029	187,914

Total net revenues	1,181,018	902,052	686,595

Contribution income:
Retail	$81,589	$71,862	$24,901
Retail contribution margin	16.9%	16.5%	8.6%
Commercial	74,746	63,021	43,255
Commercial contribution margin	22.6%	22.1%	20.6%
Service Provider	32,797	14,026	19,697
Service Provider contribution margin	8.9%	7.7%	10.5%

Total segment contribution income	189,132	148,909	87,853
Corporate and unallocated costs	(43,301)	(39,244)	(34,248)
Amortization of intangible assets	(4,658)	(5,293)	(5,013)
Stock-based compensation expense	(13,762)	(12,201)	(11,024)
Restructuring and other charges	(2,094)	88	(809)
Technology license agreements	—	—	(2,500)
Acquisition related compensation	(40)	(686)	(113)
Impact to cost of sales from acquisition accounting adjustments to inventory	(609)	—	—
Litigation reserves, net	201	(211)	(2,080)
Interest income	477	426	629
Other income (expense), net	(1,136)	(564)	(128)

Income before income taxes	$124,210	$91,224	$32,567

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

In the first fiscal quarter of 2011, in order to achieve operational efficiencies, the Company combined its North American, Central American and South American sales forces to form the Americas territory. Previously, North America was its own geographic region and the Central American and South American territories were categorized within the Asia Pacific geographic region. Following this change, the Company is organized into the following three geographic territories: Americas, EMEA and Asia Pacific. The Company has reclassified the disclosure of net revenue by geography for prior periods to conform to the current period’s presentation. The change did not result in material differences from what was previously reported. Net revenue by geography comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, sales returns and price protection. For reporting purposes revenue is attributed to each geographic region based on the location of the customer. The following table shows net revenue by geography for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$570,143	$454,179	$310,937
Americas (excluding U.S.)	16,913	12,363	7,636
United Kingdom	165,522	100,357	92,663
EMEA (excluding U.K.)	312,191	239,892	199,677
Asia Pacific	116,249	95,261	75,682

Total net revenue	$1,181,018	$902,052	$686,595

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	Year Ended December 31,
	2011	2010
United States	$9,901	$11,808
Americas (excluding U.S.)	44	22
EMEA	331	205
China	4,909	4,848
Asia Pacific (excluding China)	699	620

	$15,884	$17,503

Customer concentration (as a percentage of net revenue):

	Year Ended December 31,
	2011	2010	2009
Best Buy Co., Inc. and Affiliates	11%	15%	11%
Ingram Micro, Inc. and Affiliates	10%	11%	11%
All others individually less than 10% of revenue	79%	74%	78%

	100%	100%	100%

Note 13—Fair Value of Financial Instruments

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

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

The following tables summarize the valuation of the Company’s financial instruments by the above categories as of December 31, 2011 and December 31, 2010:

	As of December 31, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$24,844	$24,844	$—	$—
Available-for-sale securities—Treasuries(1)	144,703	144,703	—	—
Available-for-sale securities—Certificates of Deposit(1)	94	94	—	—
Foreign currency forward contracts(2)	1,237	—	1,237	—

Total	$170,878	$169,641	$1,237	$—

(1)	Included in short-term investments on the Company’s consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

	As of December 31, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts(3)	$(723)	$—	$(723)	$—

Total	$(723)	$—	$(723)	$—

(3)	Included in other accrued liabilities on the Company’s consolidated balance sheet.

	As of December 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money market funds	$77,795	$77,795	$—	$—
Available-for-sale securities—Treasuries(1)	144,564	144,564	—	—
Foreign currency forward contracts(2)	1,389	—	1,389	—

Total	$223,748	$222,359	$1,389	$—

(1)	Included in short-term investments on the Company’s consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

	As of December 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts(3)	$(789)	$—	$(789)	$—

Total	$(789)	$—	$(789)	$—

(3)	Included in other accrued liabilities on the Company’s consolidated balance sheet.

The Company’s investments in cash equivalents and available for sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A+/A2 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At December 31, 2011 and December 31, 2010, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

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

	April 3, 2011	July 3, 2011	October 2, 2011	December 31, 2011
Net revenue	$278,823	$291,240	$301,800	$309,155
Gross profit	$87,786	$90,377	$96,310	$94,973
Provision for income taxes	$9,142	$6,742	$6,178	$10,780
Net income	$21,189	$20,597	$26,747	$22,835
Net income per share—basic	$0.58	$0.56	$0.71	$0.61
Net income per share—diluted	$0.57	$0.54	$0.70	$0.60

	March 28, 2010	June 27, 2010	October 3, 2010	December 31, 2010
Net revenue	$211,555	$195,949	$236,017	$258,531
Gross profit	$72,824	$69,562	$75,707	$81,154
Provision for income taxes	$9,856	$10,567	$8,435	$11,457
Net income	$13,727	$10,465	$13,095	$13,622
Net income per share—basic	$0.39	$0.30	$0.37	$0.38
Net income per share—diluted	$0.38	$0.29	$0.36	$0.37

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework, issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2012 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

(a) The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial Statement Schedule.

The following financial statement schedule of NETGEAR, Inc. for the fiscal years ended December 31, 2011, 2010 and 2009 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of NETGEAR, Inc.

Schedule II—Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2011	$1,481	$(21)	$(125)	$1,335
Year ended December 31, 2010	2,038	(202)	(355)	1,481
Year ended December 31, 2009	1,918	217	(97)	2,038

Allowance for sales returns and product warranty:
Year ended December 31, 2011	50,786	86,310	(78,890)	58,206
Year ended December 31, 2010	42,603	78,280	(70,097)	50,786
Year ended December 31, 2009	38,317	67,340	(63,054)	42,603

Allowance for price protection:
Year ended December 31, 2011	3,147	15,688	(14,905)	3,930
Year ended December 31, 2010	1,545	13,011	(11,409)	3,147
Year ended December 31, 2009	3,430	6,563	(8,448)	1,545

(3) Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 29th day of February 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK C.S. LO Patrick C.S. Lo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/S/ CHRISTINE M. GORJANC Christine M. Gorjanc	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

/S/ JOCELYN CARTER-MILLER Jocelyn Carter-Miller	Director	February 29, 2012

/S/ RALPH E. FAISON Ralph E. Faison	Director	February 29, 2012

/S/ A. TIMOTHY GODWIN A. Timothy Godwin	Director	February 29, 2012

/S/ JEF GRAHAM Jef Graham	Director	February 29, 2012

/S/ LINWOOD A. LACY, JR. Linwood A. Lacy, Jr.	Director	February 29, 2012

/S/ GREGORY J. ROSSMANN Gregory J. Rossmann	Director	February 29, 2012

/S/ BARBARA V. SCHERER Barbara V. Scherer	Director	February 29, 2012

/S/ JULIE A. SHIMER Julie A. Shimer	Director	February 29, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
2.1**	Asset Purchase Agreement, dated as of September 22, 2008, by and among CP Secure International Holding Limited, the stockholders thereof and the registrant(1)

3.3	Amended and Restated Certificate of Incorporation of the registrant(2)

3.5	Amended and Restated Bylaws of the registrant(2)

4.1	Form of registrant’s common stock certificate(2)

10.1	Form of Indemnification Agreement for directors and officers(2)

10.2#	2000 Stock Option Plan and forms of agreements thereunder(2)

10.3#	2003 Stock Plan and forms of agreements thereunder(2)

10.4#	2003 Employee Stock Purchase Plan(2)

10.5#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo(2)

10.8#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill(2)

10.9#	Employment Agreement, dated November 4, 2002, between the registrant and Michael F. Falcon(2)

10.10#	Employment Agreement, dated January 6, 2003, between the registrant and Charles T. Olson(2)

10.12#	Employment Agreement, dated November 16, 2005, between the registrant and Christine M. Gorjanc(3)

10.14*	Distributor Agreement, dated March 1, 1997, between the registrant and Tech Data Product Management, Inc.(2)

10.15*	Distributor Agreement, dated March 1, 1996, between the registrant and Ingram Micro Inc., as amended by Amendment dated October 1, 1996 and Amendment No. 2 dated July 15, 1998(2)

10.24*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL, Logistics Americas, Ltd.(2)

10.25*	Distribution Operation Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)(2)

10.26*	Distribution Operation Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited(2)

10.33#	2006 Long Term Incentive Plan and forms of agreements thereunder(4)

10.34	Agreement and Plan of Merger, dated as of July 26, 2006, by and among the registrant, SKJM Holdings Corporation, SkipJam Corp., Michael Spilo, Jonathan Daub, Francis Refol, Dennis Aldover and Zhicheng Qiu(5)

10.41**	Agreement and Plan of Merger, dated as of May 2, 2007, by and among the registrant, NAS Holdings Corporation, Infrant Technologies, Inc., certain Infrant shareholders thereof, and Paul Tien as the Holders Representative(6)

10.44	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC(7)

10.45	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC(8)

10.46#	Amended and Restated 2006 Long-Term Incentive Plan(9)

10.47#	NETGEAR, Inc. Executive Bonus Plan(9)

Exhibit Number	Description
10.49#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon(10)

10.50#	Amendment to Employment Agreement, dated December 31, 2008, between the registrant and Christine Gorjanc(10)

10.51#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick Lo(10)

10.52#	Amendment to Offer Letter, dated December 28, 2008, between the registrant and Mark Merrill(10)

10.53#	Amendment to Employment Agreement, dated December 24, 2008, between the registrant and Chuck Olson(10)

10.54#	Amendment to Employment Agreement, dated December 30, 2008, between the registrant and Michael Werdann(10)

10.55#	Amendment #2 to Employment Agreement, dated September 21, 2009, between the registrant and Christine Gorjanc(11)

10.56#	Change of Control and Severance Agreement dated March 31, 2011 by and between NETGEAR, Inc. and David Soares(12)

21.1	List of subsidiaries and affiliates

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	XBRL Interactive Data Files

#	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted as to certain portions of this Exhibit.
**	Registrant hereby agrees to furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon its request.
***	XBRL Interactive Data Files with detailed tagging will be filed by amendment to this Annual Report on Form 10-K within 30 days of the filing date of this Annual Report on Form 10-K, as permitted by Rule 405(a)(2) of Regulation S-T.

(1)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 23, 2008 with the Securities and Exchange Commission.
(2)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003.
(3)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Current Report on Form 8-K filed on November 22, 2005 with the Securities and Exchange Commission.
(4)	Incorporated by reference to the copy included in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 21, 2006 with the Securities and Exchange Commission.
(5)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2006 with the Securities and Exchange Commission.
(6)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 3, 2007 with the Securities and Exchange Commission.
(7)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 27, 2007 with the Securities and Exchange Commission.
(8)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008 with the Securities and Exchange Commission.
(9)	Incorporated by reference to the copy included in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 28, 2008 with the Securities and Exchange Commission.
(10)	Incorporated by reference to the copy included in the Registrant’s Annual Report on Form 10-K filed on March 4, 2009 with the Securities and Exchange Commission.
(11)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 21, 2009 with the Securities and Exchange Commission.
(12)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 4, 2011 with the Securities and Exchange Commission.