Form 10-K/A
period 2011-12-31
NETGEAR, INC
filed 2012-03-28
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission on February 29, 2012 (the “Form 10-K”), is being filed solely to amend and restate our Index to Exhibits and to furnish our XBRL (eXtensible Business Reporting Language) interactive data files in Exhibit 101 as required by Rule 405 of Regulation S-T. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 to this Form 10-K may be furnished by amendment within 30 days of the original filing date of the Form 10-K.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 28th day of March 2012.

NETGEAR, INC.
Registrant

/s/ PATRICK C.S. LO
Patrick C.S. Lo
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1**	Asset Purchase Agreement, dated as of September 22, 2008, by and among CP Secure International Holding Limited, the stockholders thereof and the registrant(1)

3.3	Amended and Restated Certificate of Incorporation of the registrant(2)

3.5	Amended and Restated Bylaws of the registrant(2)

4.1	Form of registrant’s common stock certificate(2)

10.1	Form of Indemnification Agreement for directors and officers(2)

10.2#	2000 Stock Option Plan and forms of agreements thereunder(2)

10.3#	2003 Stock Plan and forms of agreements thereunder(2)

10.4#	2003 Employee Stock Purchase Plan(2)

10.5#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo(2)

10.8#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill(2)

10.9#	Employment Agreement, dated November 4, 2002, between the registrant and Michael F. Falcon(2)

10.10#	Employment Agreement, dated January 6, 2003, between the registrant and Charles T. Olson(2)

10.12#	Employment Agreement, dated November 16, 2005, between the registrant and Christine M. Gorjanc(3)

10.14*	Distributor Agreement, dated March 1, 1997, between the registrant and Tech Data Product Management, Inc.(2)

10.15*	Distributor Agreement, dated March 1, 1996, between the registrant and Ingram Micro Inc., as amended by Amendment dated October 1, 1996 and Amendment No. 2 dated July 15, 1998(2)

10.24*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL, Logistics Americas, Ltd.(2)

10.25*	Distribution Operation Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)(2)

10.26*	Distribution Operation Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited(2)

10.33#	2006 Long Term Incentive Plan and forms of agreements thereunder(4)

10.34	Agreement and Plan of Merger, dated as of July 26, 2006, by and among the registrant, SKJM Holdings Corporation, SkipJam Corp., Michael Spilo, Jonathan Daub, Francis Refol, Dennis Aldover and Zhicheng Qiu(5)

10.41**	Agreement and Plan of Merger, dated as of May 2, 2007, by and among the registrant, NAS Holdings Corporation, Infrant Technologies, Inc., certain Infrant shareholders thereof, and Paul Tien as the Holders Representative (6)

10.44	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC (7)

10.45	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC (8)

10.46#	Amended and Restated 2006 Long-Term Incentive Plan (9)

10.47#	NETGEAR, Inc. Executive Bonus Plan (9)

10.49#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon (10)

10.50#	Amendment to Employment Agreement, dated December 31, 2008, between the registrant and Christine Gorjanc (10)

10.51#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick Lo (10)

10.52#	Amendment to Offer Letter, dated December 28, 2008, between the registrant and Mark Merrill (10)

10.53#	Amendment to Employment Agreement, dated December 24, 2008, between the registrant and Chuck Olson (10)

10.54#	Amendment to Employment Agreement, dated December 30, 2008, between the registrant and Michael Werdann (10)

10.55#	Amendment #2 to Employment Agreement, dated September 21, 2009, between the registrant and Christine Gorjanc (11)

10.56#	Change of Control and Severance Agreement dated March 31, 2011 by and between NETGEAR, Inc. and David Soares (12)

21.1	List of subsidiaries and affiliates (13)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (13)

24.1	Power of Attorney (included on signature page) (13)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted as to certain portions of this Exhibit.

**	Registrant hereby agrees to furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon its request.

***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Current Report on Form 8-K filed on September 23, 2008 with the Securities and Exchange Commission.

(2)	Incorporated by reference to an exhibit filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003.

(3)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Current Report on Form 8-K filed on November 22, 2005 with the Securities and Exchange Commission.

(4)	Incorporated by reference to the copy included in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 21, 2006 with the Securities and Exchange Commission.

(5)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2006 with the Securities and Exchange Commission.

(6)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 3, 2007 with the Securities and Exchange Commission.

(7)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 27, 2007 with the Securities and Exchange Commission.

(8)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008 with the Securities and Exchange Commission.

(9)	Incorporated by reference to the copy included in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 28, 2008 with the Securities and Exchange Commission.

(10)	Incorporated by reference to the copy included in the Registrant’s Annual Report on Form 10-K filed on March 4, 2009 with the Securities and Exchange Commission.

(11)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 21, 2009 with the Securities and Exchange Commission.

(12)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 4, 2011 with the Securities and Exchange Commission.

(13)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.