Form 10-Q
period 2012-04-01
NETGEAR, INC
filed 2012-05-08
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 1, 2012.
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

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 37,978,883 as of May 4, 2012.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 1, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$149,258	$208,898
Short-term investments	220,162	144,797
Accounts receivable, net	249,208	261,307
Inventories	134,314	163,724
Deferred income taxes	22,912	23,088
Prepaid expenses and other current assets	29,174	32,415
Total current assets	805,028	834,229
Property and equipment, net	14,716	15,884
Intangibles, net	19,977	20,956
Goodwill	85,944	85,944
Other non-current assets	14,897	14,357
Total assets	$940,562	$971,370
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,534	$117,285
Accrued employee compensation	17,775	26,896
Other accrued liabilities	115,995	120,480
Deferred revenue	25,156	40,093
Income taxes payable	5,172	4,207
Total current liabilities	243,632	308,961
Non-current income taxes payable	19,174	18,657
Other non-current liabilities	4,835	4,995
Total liabilities	267,641	332,613
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	38	38
Additional paid-in capital	373,934	364,243
Cumulative other comprehensive (loss) income	(55)	23
Retained earnings	299,004	274,453
Total stockholders’ equity	672,921	638,757
Total liabilities and stockholders’ equity	$940,562	$971,370
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net revenue	$325,620	$278,823
Cost of revenue	225,771	191,037
Gross profit	99,849	87,786
Operating expenses:
Research and development	14,121	11,014
Sales and marketing	38,970	36,648
General and administrative	10,413	9,645
Litigation reserves, net	151	(53)
Total operating expenses	63,655	57,254
Income from operations	36,194	30,532
Interest income	119	129
Other income (expense), net	(601)	(330)
Income before income taxes	35,712	30,331
Provision for income taxes	10,565	9,142
Net income	$25,147	$21,189
Net income per share:
Basic	$0.67	$0.58
Diluted	$0.65	$0.57
Weighted average shares outstanding used to compute net income per share:
Basic	37,796	36,414
Diluted	38,576	37,340
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net income	$25,147	$21,189
Other comprehensive income, net of tax:
Unrealized losses on derivative instruments, net of tax of zero	(56)	(341)
Unrealized (losses) gains on available-for-sale securities, net tax (benefit) expense of $(12) and $3, respectively	(22)	7
Total other comprehensive income, net of tax	$(78)	$(334)
Comprehensive income	$25,069	$20,855
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
Cash flows from operating activities:
Net income	$25,147	$21,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,609	3,707
Purchase premium amortization on investments	718	252
Non-cash stock-based compensation	3,392	3,372
Income tax benefit associated with stock option exercises	937	835
Excess tax benefit from stock-based compensation	(910)	(893)
Deferred income taxes	(477)	36
Changes in assets and liabilities:
Accounts receivable	12,099	29,109
Inventories	29,410	(12,719)
Prepaid expenses and other assets	3,273	(3,167)
Accounts payable	(37,751)	(7,922)
Accrued employee compensation	(9,121)	(8,773)
Other accrued liabilities	(4,079)	(8,318)
Deferred revenue	(14,937)	(9,157)
Income taxes payable	1,482	(2,989)
Net cash provided by operating activities	12,792	4,562
Cash flows from investing activities:
Purchases of short-term investments	(108,517)	(96,904)
Proceeds from maturities of short-term investments	32,400	119,590
Purchase of property and equipment	(1,462)	(1,906)
Payments made in connection with business acquisitions	(500)	(500)
Net cash (used in) provided by investing activities	(78,079)	20,280
Cash flows from financing activities:
Purchase and retirement of treasury stock	(596)	(899)
Proceeds from exercise of stock options	4,378	5,818
Proceeds from issuance of common stock under employee stock purchase plan	955	709
Excess tax benefit from stock-based compensation	910	893
Net cash provided by financing activities	5,647	6,521
Net (decrease) increase in cash and cash equivalents	(59,640)	31,363
Cash and cash equivalents, at beginning of period	208,898	126,173
Cash and cash equivalents, at end of period	$149,258	$157,536
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation
NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global networking company that delivers innovative products to consumers, businesses and service providers. For consumers, the Company makes high performance, dependable and easy-to-use home networking, storage and digital media products to connect people with the Internet and their content and devices. For businesses, the Company provides networking, storage and security solutions without the cost and complexity of Big IT. The Company also supplies leading service providers with made-to-order and retail proven, whole home networking solutions for sale to their customers. The Company’s products are built on a variety of proven technologies such as wireless, Ethernet and powerline, with a focus on reliability and ease-of-use. The Company sells products primarily through a global sales channel network, which includes traditional retailers, online retailers, wholesale distributors, direct market resellers ("DMRs"), value added resellers ("VARs"), and broadband service providers.
The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2011, has been derived from audited financial statements at such date. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations, comprehensive income and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three months ended April 1, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.	Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s significant accounting policies have not materially changed during the three months ended April 1, 2012.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU") 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards (“IFRS”) and provides increased transparency around valuation inputs and investment categorization. ASU 2011-04 became effective prospectively for the Company in the first quarter of fiscal 2012. The Company's adoption of ASU 2011-04 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 allows two presentation alternatives: present items of net income and other comprehensive income (1) in one continuous statement, referred to as the statement of comprehensive income or (2) in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective retrospectively starting in the first quarter of fiscal 2012. In December 2011, the FASB issued ASU 2011-12, which defers the ASU 2011-05 requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The amendments in ASU 2011-12 are effective at the same time as the amendments in Update 2011-05. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. Since the adoption of the authoritative guidance only required additional disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

Of the $11.7 million of goodwill recorded on the acquisition of Westell, approximately $10.6 million and $11.7 million was deductible for U.S. federal and state income tax purposes, respectively.
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
A total of $0.1 million of the $19.5 million in acquired intangible assets was designated as order backlog. The value was calculated based on an estimate of order backlog using the expected cash flow for the orders and discounted at 3.3%. This $0.1 million was fully amortized in the third quarter of 2011.
Leaf Networks, LLC
On January 15, 2010, the Company completed the acquisition of certain intellectual property and other assets of Leaf Networks, LLC (“Leaf”), a developer of virtual networking software. The acquisition qualified as a business acquisition and was accounted for using the purchase method of accounting. The Company believes the acquisition will accelerate the Company’s continuing networking technology research and development initiatives. The aggregate purchase price was $2.1 million, of which

$2.0 million was paid in cash in the first quarter of 2010 and $0.1 million was paid in the first quarter of 2011.
Additionally, the acquisition agreement specified that Leaf shareholders may receive a total additional payout of up to $0.9 million in cash over the three years following the closing of the acquisition if developed products pass certain acceptance criteria. During the first quarter of 2010, the Company initially determined that the present value of the $0.9 million potential additional payout was approximately $0.8 million. For each subsequent reporting period, the Company remeasured fair value of the potential payout and recorded a liability. The Company paid $0.4 million for the first portion of this additional payout in the first quarter of 2011 and the remaining $0.5 million in the first quarter of 2012.
The results of Leaf’s operations have been included in the consolidated financial statements since the date of acquisition. The historical results of operations of Leaf prior to the acquisition were not material to the Company’s results of operations.
In accordance with the acquisition method of accounting for business combinations, the Company allocated the total purchase price to identifiable intangible assets based on each element’s estimated fair value. Acquisition costs were expensed as incurred, and were immaterial for this transaction. Purchased intangibles, representing the existing technology acquired from Leaf, will be amortized on a straight-line basis over their respective estimated useful lives. Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of intangible assets acquired. Goodwill arose as a result of the $0.8 million present valuation of the $0.9 million potential additional payout, plus $0.1 million in additional payment consideration. The allocation of the purchase price was as follows (in thousands):

Intangibles, net	$2,000
Goodwill	900
Total purchase price allocation	$2,900

Of the $0.9 million of goodwill recorded on the acquisition of Leaf, approximately $0.5 million and $0.9 million was deductible for federal and state income tax purposes, respectively.
The $2.0 million in acquired intangible assets was designated as existing technology. The value was calculated based on the present value of the future estimated cash flows derived from projections of future revenue attributable to existing technology. This $2.0 million is being amortized over its estimated useful life of seven years.

4.	Balance Sheet Components (in thousands)

Short-Term Investments

	As of
	April 1, 2012				December 31, 2011
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$219,983	$10	$(14)	$219,979	$144,673	$34	$(4)	$144,703
Certificates of Deposits	183	—	—	183	94	—	—	94
Total	$220,166	$10	$(14)	$220,162	$144,767	$34	$(4)	$144,797

All of the Company’s marketable securities are classified as available-for-sale investments and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of our investments have unrealized losses greater than 12 months. There were no material realized gains or losses from the maturity of available-for-sale securities in three months ended April 1, 2012 and April 3, 2011.

Accounts receivable, net

	April 1, 2012	December 31, 2011
Gross accounts receivable	$267,847	$279,932
Less: Allowance for doubtful accounts	(1,298)	(1,335)
Allowance for sales returns	(13,106)	(13,360)
Allowance for price protection	(4,235)	(3,930)
Total allowances	(18,639)	(18,625)
Total accounts receivable, net	$249,208	$261,307

Inventories

	April 1, 2012	December 31, 2011
Raw materials	$4,192	$4,676
Finished goods	130,122	159,048
Total inventories	$134,314	$163,724

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	April 1, 2012	December 31, 2011
Computer equipment	$6,582	$7,109
Furniture, fixtures and leasehold improvements	10,346	9,757
Software	20,220	19,974
Machinery and equipment	22,756	21,797
Construction in progress	208	662
	60,112	59,299
Less: accumulated depreciation and amortization	(45,396)	(43,415)
Total property and equipment, net	$14,716	$15,884

Depreciation expense for the three months ended April 1, 2012 and April 3, 2011 was $2.6 million and $2.3 million, respectively.

Intangibles, net

The following table presents changes to the Company’s purchased intangible assets:

	Gross	Accumulated Amortization	Net
April 1, 2012
Customer contracts and relationships	$15,700	$(1,799)	$13,901
Existing technology	14,000	(12,619)	1,381
Core technology	10,800	(7,633)	3,167
Trademarks	2,600	(2,130)	470
Patents	1,270	(212)	1,058
Non-compete	100	(100)	—
Backlog	100	(100)	—
Total intangibles, net	$44,570	$(24,593)	$19,977

	Gross	Accumulated Amortization	Net
December 31, 2011
Customer contracts and relationships	$15,700	$(1,308)	$14,392
Existing technology	14,000	(12,548)	1,452
Core technology	10,800	(7,357)	3,443
Trademarks	2,600	(2,021)	579
Patents	1,270	(180)	1,090
Non-compete	100	(100)	—
Backlog	100	(100)	—
Total intangibles, net	$44,570	$(23,614)	$20,956

Amortization expense related to intangibles in the three months ended April 1, 2012, and April 3, 2011, was approximately $1.0 and $1.4 million, respectively. No impairment charges were recorded in the three months ended April 1, 2012, and April 3, 2011.

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows:

Year Ending December 31	Amount
2012 (remaining nine months)	$2,936
2013	3,626
2014	3,301
2015	2,685
2016	2,377
Thereafter	5,052
Total expected amortization expense	$19,977

Goodwill

The following table presents goodwill by segment as of April 1, 2012 and December 31, 2011:

	April 1, 2012	December 31, 2011
Retail	$33,546	$33,546
Commercial	32,043	32,043
Service Provider	$20,355	$20,355
Total	$85,944	$85,944

There were no impairments to goodwill during the three months ended April 1, 2012 and April 3, 2011.

Other accrued liabilities

	April 1, 2012	December 31, 2011
Sales and marketing programs	$44,632	$44,394
Warranty obligation	42,029	44,846
Freight	7,487	7,940
Other	21,847	23,300
Total other accrued liabilities	$115,995	$120,480

5.	Product Warranties
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
Changes in the Company’s warranty liability, which is included as a component of “Other accrued liabilities” in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Balance as of beginning of the period	$44,846	$40,513
Provision for warranty liability made during the period	12,956	12,611
Settlements made during the period	(15,773)	(15,072)
Balance at end of period	$42,029	$38,052

6.	Derivative Financial Instruments

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

The Company’s foreign currency forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counter-parties of its forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one counter-party. In addition, the derivative contracts typically mature in less than six months and the Company continuously evaluates the credit standing of its counter-party financial institutions. The counter-parties to these arrangements are large highly rated financial institutions and the Company does not consider non-performance a material risk.

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

The fair values of the Company’s derivative instruments and the line items on the Unaudited Condensed Consolidated Balance Sheet to which they were recorded as of April 1, 2012, and December 31, 2011, are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at April 1, 2012	Balance Sheet Location	Fair Value at December 31, 2011
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$361	Prepaid expenses and other current assets	$1,196
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	41
Total		$361		$1,237

Derivative Liabilities	Balance Sheet Location	Fair Value at April 1, 2012	Balance Sheet Location	Fair Value at December 31, 2011
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(304)	Other accrued liabilities	$(654)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	(44)	Other accrued liabilities	(69)
Total		$(348)		$(723)

For details of the Company’s fair value measurements, see Note 13, Fair Value of Financial Instruments.

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

The Company expects to reclassify to earnings all of the amounts recorded in other comprehensive income ("OCI") associated with its cash flow hedges over the next 12 months. OCI associated with cash flow hedges of foreign currency revenue is recognized as a component of net revenue in the same period as the related revenue is recognized. OCI associated with cash flow hedges of foreign currency costs of revenue and operating expenses are recognized as a component of cost of revenue and operating expense in the same period as the related costs of revenue and operating expenses are recognized.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended April 1, 2012 and April 3, 2011, respectively.

The effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three months ended April 1, 2012, and April 3, 2011, are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended April 1, 2012
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(106)	Net revenue	$2	Other income (expense), net	$(45)
Foreign currency forward contracts	—	Cost of revenue	(2)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(50)	Other income (expense), net	—
Total	$(106)		$(50)		$(45)

Derivatives Designated as Hedging Instruments	Three Months Ended April 3, 2011
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(218)	Net revenue	$62	Other income (expense), net	$(38)
Foreign currency forward contracts	—	Cost of revenue	2	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	59	Other income (expense), net	—
Total	$(218)		$123		$(38)

(a)	Refer to Note 10, Stockholders' Equity, which summarizes the activity in other comprehensive income related to derivatives.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the three months ended April 1, 2012, and April 3, 2011.

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

The effects of the Company’s derivatives not designated as hedging instruments in other income (expense), net on the Statement of Operations for the three months ended April 1, 2012 and April 3, 2011, are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended April 1, 2012	Three Months Ended April 3, 2011
Foreign currency forward contracts	Other income (expense), net	$(744)	$(1,858)

7.	Net Income Per Share
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

Net income per share for the three months ended April 1, 2012, and April 3, 2011, are as follows (in thousands, except per share data):

	Three Months Ended
	April 1, 2012	April 3, 2011
Net income	$25,147	$21,189
Weighted average shares outstanding:
Basic	37,796	36,414
Dilutive potential common shares	780	926
Total diluted	38,576	37,340

Basic net income per share	$0.67	$0.58
Diluted net income per share	$0.65	$0.57

Weighted average stock options and unvested restricted stock awards to purchase 1.8 million shares and 1.4 million shares of the Company’s stock for the three months ended April 1, 2012, and April 3, 2011, respectively were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

8.	Income Taxes

The income tax provision for the three months ended April 1, 2012 was $10.6 million or an effective tax rate of 29.6% compared to the tax provision for the three months ended April 3, 2011 of $9.1 million or an effective tax rate of 30.1%. The income tax expense increased for the three months ended April 1, 2012 compared to April 3, 2011 was due to higher pre-tax earnings for the three months ended April 1, 2012. The decrease in the effective tax rate for the three month period ended April 1, 2012, compared to the same period in the prior year was primarily caused by higher forecasted pre-tax earnings in foreign jurisdictions with tax rates lower than the U.S. federal rate. This decrease was partially offset by the expiration of the U.S. research tax credit that is no longer available after December 31, 2011. The Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments are not anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next 12 months is approximately $0.8 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

9.	Commitments and Contingencies

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At April 1, 2012, the Company had $176.3 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 1, 2012.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 1, 2012.

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

Litigation and Other Legal Matters

The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. In relation to such matters, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position within the next 12 months, or the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses.

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court, District of South Carolina. OptimumPath claims that certain of the Company's wireless networking products infringe on OptimumPath's U.S. Patent No. 7,035,281. OptimumPath also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32. On March 26, 2009, the USPTO confirmed the patentability of claims 1-3 and 8-10 without amendment. Shortly thereafter, in March 2009, the District Court granted defendants' motion to transfer the case to the U.S. District Court, Northern District of California. In July 2009, the defendants' petition to challenge the denial of reexamination of claims 4-7 and 11-32 was denied by the USPTO. Since the petition and prosecution were closed, the USPTO issued a Right of Appeal Notice on July 31, 2009, and the defendants chose to appeal the confirmation of claims 1-3 and 8-10 by filing a notice of appeal on August 31, 2009. The Company and OptimumPath attended a Court-ordered mediation on September 22, 2009 but were unable to make progress towards settlement. The Company and other defendants filed a combined claim construction/summary judgment brief on December 23, 2010. OptimumPath responded on January 20, 2011, and the defendants replied on February 3, 2011. The oral arguments on claim construction and the summary judgment motion were made on February 17, 2011. An oral hearing was held on March 9, 2011 in the USPTO and a decision by the USPTO was issued on March 30, 2011 confirming the patentability of claims 1-3 and 8-10. On April 12, 2011, the District Court granted defendants' motion for summary judgment on OptimumPath's claim for literal infringement and defendants' motion to preclude OptimumPath's infringement claims based on the doctrine of equivalents. The Court also found that the accused devices did not infringe under the doctrine of equivalents. The Court also granted defendants' motion for summary judgment that asserted claims 1, 2, 6, and 9 through 13 of the '281 patent were invalidated by various prior art. The pretrial conference and trial dates were vacated. OptimumPath filed its notice of appeal to the Federal Circuit of the District Court's rulings on May 18, 2011. On May 23, 2011, the District Court entered the defendants' joint request for costs in the amount of $103,000, which have not yet been collected or recognized. On June 29, 2011, the Federal Circuit docketed the appeal. In addition, the defendants appealed the USPTO's ruling confirming the patentability of claims 1-3 and 8-10 to the Federal Circuit by filing a Reexamination Notice of Appeal to the Federal Circuit on October 18, 2011. The parties argued OptimumPath's appeal of the District Court's summary judgment rulings before the Federal Circuit on March 5, 2011. On March 7, 2012, the Federal Circuit affirmed the District Court's summary judgment rulings in favor of the defendants. OptimumPath has not indicated whether or not it will appeal the Federal Circuit's ruling upholding the District Court's summary judgment rulings. On June 5, 2012, the parties are scheduled to argue the defendants' appeal of the USPTO rulings before the Federal Circuit.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court, Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 ('912 Patent) and 7,193,562 ('562 Patent) in the course of deploying Wi-Fi antenna array technology in its WPN824 RangeMax wireless router. Ruckus also sued Rayspan Corporation alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the third quarter of 2008. The Company and Rayspan Corporation jointly filed a request for inter partes reexamination of the Ruckus patents with the USPTO on September 4, 2008. The Court issued a stay of the litigation while the reexaminations proceeded in the USPTO. On November 28, 2008, a reexamination was ordered with respect to claims 11-17 of the '562 Patent, but denied with respect to claims 1-10 and 18-36. On December 17, 2008, the defendants jointly filed a petition to challenge the denial of reexamination of claims 1-10 and 18-36 of the '562 Patent. In July 2009, the petition was denied, and the remaining claims 11-17 were confirmed. The Company is appealing the confirmation of claims 11-17. On December 2, 2008, reexamination was granted with regard to the '912 Patent. In early October 2009, the Company received an Action Closing Prosecution in the reexamination of the '912 Patent. All the claims of the '912 Patent, with the exception of the unchallenged claims 7 and 8, were finally rejected by the USPTO. On October 30, 2009, Ruckus submitted an “after-final” amendment in the '912 Patent reexamination proceeding. The Company's comments to Ruckus' “after-final” amendment were submitted on November 30, 2009. On December 1, 2009, the Court found that bifurcating the '562 Patent from the '912 Patent and commencing litigation on the '562 Patent while the USPTO reexamination process and appeals are still pending would be an inefficient use of the Court's resources. Accordingly, the Court ruled that the litigation stay should remain in effect. On September 12, 2010, the Company filed the rebuttal brief in its appeals of the USPTO's rulings during the reexamination of the '562 Patent, and the Company requested an oral hearing with the Board of Appeals at the USPTO to discuss this brief. On September 13, 2010, Ruckus filed a notice of appeal of the '912 Patent to appeal the adverse rulings it received from the USPTO in the reexamination of this patent. The Company filed a respondent's brief in the '912 Patent case on January 24, 2011. An oral hearing in the '562 case was set for February 1, 2011, but the Company decided to cancel it and let the USPTO decide the '562 case based solely on the previously submitted papers. On May 13, 2011, the USPTO indicated that the Company was successful in its appeal of the examiner's previous decision to allow claims 11-17 in the '562 reexamination, and the USPTO Board of Appeals reversed the examiner's decision and declared those claims invalid. On June 13, 2011, Ruckus submitted a request for rehearing by the Board of Appeals of its decision to reject claims 11-17 of the '562 Patent. On September 28, 2011, the Board of Patent Appeals and Interferences denied Ruckus's request for a rehearing in the '562 Patent reexamination case. Ruckus did not timely file a notice of appeal to the Court of Appeals for the Federal Circuit appealing the USPTO's cancellation of claims 11-17 of the '562 patent. Therefore, a reexamination certificate will issue with claims 11-17 cancelled and claims 1-10 and 18-36 confirmed.

On November 4, 2009, Ruckus filed a new complaint in the U.S. District Court, Northern District of California alleging the Company and Rayspan Corporation infringe a patent that is related to the patents previously asserted against the Company and Rayspan Corporation by Ruckus, as discussed above. This newly asserted patent is U.S. Patent No. 7,525,486 entitled “Increased wireless coverage patterns.” As with the previous Ruckus action, the WPN824 RangeMax wireless router is the alleged infringing device. The Company challenged the sufficiency of Ruckus's complaint in this new action and moved to dismiss the complaint. Ruckus opposed this motion. The Court partially agreed with the Company's motion and ordered Ruckus to submit a new complaint, which Ruckus did. The initial case management conference occurred on February 11, 2010. On March 25, 2010, the Court ordered a stay until the completion of the '562 Patent's reexamination proceedings in the first Ruckus lawsuit against the Company and Rayspan. The Court instructed the parties to submit status reports to the Court every six months, apprising the Court of the status of the pending reexamination proceedings in the USPTO. Upon final exhaustion of all pending reexamination proceedings of the '562 Patent, including any appeals, the Court ordered the parties to jointly submit to the Court a letter indicating that all appeals have been exhausted and requesting a further case management conference. The case remains stayed.

On November 19, 2010, the Company filed suit against Ruckus in the U.S. District Court, District of Delaware for infringement of four of the Company's patents. The Company alleges that Ruckus's manufacture, use, sale or offers for sale within the United States or importation into the United States of products, including wireless communication products, infringe United States Patent Nos. 5,812,531, 6,621,454, 7,263,143, and 5,507,035, all owned by the Company. The Company granted Ruckus an extension to file its answer to the Company's suit, and on January 11, 2011, Ruckus filed a motion to dismiss the Company's suit based on insufficient pleadings. The Company filed its response to Ruckus's motion on January 31, 2011. In addition, on May 6, 2011, Ruckus filed a motion to transfer venue to the Northern District of California. The Court denied Ruckus' motion to transfer the case to the Northern District of California and granted the Company leave to file an amended complaint rather than address the Ruckus motion to dismiss based on insufficient pleadings. The Company filed the proposed amended complaint. Nevertheless, Ruckus filed a second motion to dismiss based on insufficient pleadings by the Company. The Company has filed its opposition to Ruckus's motion, and the Court has not yet ruled on the motion. On March 28, 2012, the Delaware District Court in a memorandum opinion and order denied Ruckus's second motion to dismiss. A scheduling conference occurred April 18, 2012, but the District Court did not yet set a trial date. The discovery process, however, has commenced for the parties, and the Company's initial disclosures are due on May 15, 2012.

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and 30 other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court, Northern District of Alabama. Northpeak alleges that the Company's 802.11b compatible products infringe certain claims of U.S. Patent Nos. 4,977,577 and 5,987,058. The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court, Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the USPTO on the asserted patents. The reexaminations of the patents are proceeding. In March 2011, the USPTO confirmed the validity of the asserted claims of the '577 patent over certain prior art references. In April 2011, the USPTO issued a final office action rejecting both asserted claims of the '058 patent as being obvious in light of the prior art. The case remains stayed by stipulation, and no trial date has been set.

Ericsson v. NETGEAR

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516; 6,330,435; 6,424,625; 6,519,223; 6,772,215; 5,987,019; 6,466,568; and 5,771,468. Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants' IEEE 802.11-compliant products. In addition, Ericsson alleges that the Company has infringed, and continues to infringe, the claimed methods and apparatuses of the '468 Patent through the Company's PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On March 1, 2011, the defendants filed a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On March 21, 2011, Ericsson filed is opposition to the motion, and on April 1, 2011, defendants filed their reply to Ericsson's opposition to the motion to transfer. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on Jun 9, 2011, the Court set a Markman hearing for June 28, 2012 and trial for June 3, 2013. On June 14, 2011, Ericsson submitted its infringement contentions against the Company. On September 29, 2011, the Court denied the defendants motion to transfer venue to the Northern District of California. The parties are now approaching the Markman hearing. In advance of the Markman hearing, the parties on March 9, 2012 exchanged proposed constructions of claim terms and on April 9, 2012 filed the Joint Claim Construction Statement with the District Court. The remaining deadlines up to and including the Markman hearing are: May 8, 2012 - Ericsson's Markman brief is due; May 16, 2012 - Tutorials are due; June 18, 2012 - Defendants Markman brief is due; June 15 - Ericsson's Reply Markman brief is due; and June 28, 2012 - Markman hearing occurs. Discovery is ongoing.

Fujitsu v. NETGEAR

On September 3, 2010, Fujitsu filed a complaint against the Company, Belkin International, Inc., Belkin, Inc., D−Link Corporation, D−Link Systems, Inc., ZyXEL Communications Corporation, and Zyxel Communications, Inc in the U.S. District Court, Northern District of California alleging that certain of the Company's products infringe upon Fujitsu's U.S. patent Re. 36,769 patent ('769 Patent) through various cards and interface devices within the Company's products. The Company answered the complaint denying the allegations of infringement and claiming that the asserted patent is invalid. In addition, the Company filed a motion to disqualify counsel for Fujitsu. The Company's disqualification motion was argued before the Court on December 16, 2010, and on December 22, 2010, the Court granted the Company's motion and disqualified counsel for Fujitsu. In response,

Fujitsu requested a stipulation from all parties to reset the case management conference and scheduled hearing dates for the motions to dismiss. The initial case management conference was held on March 18, 2011. A claim construction hearing was held on October 14, 2011. On February 3, 2012, the Court issued its claim construction order based on the claim construction hearing. On March 3, 2011, the Fujitsu patent emerged from the latest ex-parte reexamination in the USPTO. The USPTO examiner rejected five of the “wired” claims in the patent, but found that the majority of claims of the patent were valid. Expert discovery opens May 4, 2012 with the exchange of initial expert reports. Rebuttal expert reports are due May 25, and expert discovery closes on June 8, 2012. Dispositive motions are due June 28, 2012, and trial is set to commence on November 26, 2012. The parties are continuing to participate in the discovery process.

Chalumeau Power Systems v. NETGEAR.

On June 28, 2011, Chalumeau Power Systems LLC (“Chalumeau”) filed a complaint against several technology companies - including the Company, Cisco Systems Inc., Hewlett-Packard Co., D-Link, and Avaya Inc. - in the U.S. District Court, District of Delaware alleging infringement of a patent for a remote device detection method. The patent number is U.S. Patent No. 5,991,885 ('885 Patent) and is entitled “Method and apparatus for detecting the presence of a remote device and providing power thereto.” Chalumeau claimed that the defendants have all made or sold devices that make use of infringing PoE technology, which allows electrical power and data to pass safely on Ethernet cabling. The Company answered Chalumeau's complaint on September 1, 2011, and asserted various defenses and counterclaims, including those of noninfringement and invalidity of the '885 Patent. In October 2011, a settlement of this lawsuit was reached between Chalumeau and the Company through a third-party intermediary. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company and Chalumeau signed a binding release agreement in which both parties agreed to mutual general releases from all claims, known or unknown, under the '885 Patent and its foreign counterparts with respect to the manufacture, use, sale, etc. of products by the Company. The Court has since dismissed Chalumeau's claims for relief against the Company and the Company's counterclaims for relief against Chalumeau, with prejudice and with all attorneys' fees, costs and expenses levied against the party incurring the same.

Powerline Innovations, LLC v. NETGEAR

On August 6, 2011 the Company, along with 16 other companies, was sued in the U.S. District Court, Eastern District of Texas, Tyler Division for patent infringement by a non-practicing entity called Powerline Innovations, LLC (“Powerline Innovations”).  This is a single patent case, involving U.S. Patent No. 5,471,190, entitled “Method and Apparatus for Resource Allocation in a Communication Network System.”  On the same day that it filed suit against the Company and 16 other companies, Powerline Innovations sued 14 additional companies in a separate suit in U.S. District Court, Eastern District of Texas for infringement of the same patent.  The complaint against the Company alleges that it infringes  the 5,471,190 patent based on the Company's use of methods for establishing control relationships between plural devices and names the Company's Powerline AV Ethernet Adapter, Model XAV101, as an accused infringing product. The Company answered the plaintiff's complaint on December 12, 2011, and asserted that it has not infringed the patent in suit and that the patent in suit is invalid. In addition, the Company asserted various affirmative defenses. Powerline Innovations has not yet served all the parties. The Court will likely not set an initial status conference before service is completed.

Summit Data Systems LLC v. NETGEAR.

On September 1, 2010, a non-practicing entity, Summit Data Systems LLC (“Summit Data Systems”), sued the Company and seven other companies in the U.S. District Court, District of Delaware alleging infringement of two patents -- U.S. Patent No. 7,392,291 ('291 Patent), entitled Architecture for Providing Block-Level Access over a Computer Network and U.S. Patent No. 7,428,581 ('581 Patent), entitled Architecture for Providing Block-Level Access over a Computer Network. The '581 Patent is a continuation of the '291 Patent. The Company's ReadyNAS and NVX products were listed by the plaintiff in the complaint as accused infringing products. The Company answered the complaint on November 1, 2010, asserting that the patents are not infringed and invalid. Subsequently, the Company participated in discovery, and trial for this matter was scheduled for March 2013. In October 2011, a settlement of this lawsuit was reached between Summit Data Systems and the Company through a third-party intermediary. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company and Summit Data Systems signed a binding release agreement in which both parties agreed to mutual general releases from all claims, known or unknown, under the '291 Patent and '581 Patents and certain other patents and applications assigned to Summit Data Systems with respect to the manufacture, use, sale, etc. of products by the Company. The Court has since dismissed Summit Data Systems's claims for relief against the Company and the Company's counterclaims for relief against Summit Data Systems, with prejudice and with all attorneys' fees, costs and expenses levied against the party incurring the same.

NETGEAR v. Innovatio IP Ventures LLC.

On November 16, 2011, the Company filed a declaratory judgment action in the District of Delaware for non-infringement and invalidity of 17 WiFi-related patents brought in the approximately 15 actions throughout the United States by Innovatio IP Ventures LLC (“Innovatio”) against end user customers of the Company and other companies. Shortly after filing the declaratory judgment action, the Company filed a response supporting Cisco Systems, Inc.'s and Motorola Solutions, Inc.'s Motion to Transfer for Coordinated Pretrial Proceedings Pursuant to 28 U.S.C. § 1407 that was before the United States Judicial Panel on Multidistrict Litigation (“JPML”). The pending motion to transfer would serve to consolidate all of the Innovatio lawsuits - including NETGEAR's pending declaratory judgment action in Delaware-and transfer them to a single court for coordinated pretrial proceedings. On December 28, 2011, the JPML issued an order transferring the Innovatio actions throughout the United States, including the Company's declaratory judgment action, to the United States District Court for the Northern District of Illinois. Thus, the Company's declaratory judgment action and approximately 15 other similar cases will now proceed in the Northern District of Illinois in a consolidated fashion. The status conference originally scheduled for March 27, 2012 was postponed by the District Court until April 10, 2012. At the conference, the District Court discussed two primary issues (1) case phasing (i.e., which subset of defendants should proceed after Markman Hearing through the remaining proceedings) and (2) the defendants' proposal on damages contentions. The District Court stated that it tentatively felt that the case should proceed with one or more WiFi hardware suppliers after the Markman Hearing, but was going to reserve a final ruling on the issue. The District Court withheld ordering damages contentions for the time being. The District Court also ordered that the parties prepare a joint pretrial order reflecting his decisions and the schedule for the case.

Harris Corporation v. NETGEAR.

On November 26, 2011, Harris Corporation (“Harris”) sued the Company in the U.S. District Court, Middle District of Florida alleging that the Company willfully infringes six of Harris's patents -- U.S. Patent Nos. 6,504,515, 7,916,684, 5,787,177, 5,974,149, 6,189,104, and 6,397,336. The Company obtained an extension until February 20, 2012 to answer the complaint and is reviewing the complaint and patents. It appears that Harris is attempting to read four of the patents (the '177, '149, '104, and '336 Patents) on the Company's ProSecure UTM series of products. The other two patents (the '515 and '684 Patents) allegedly read on certain of the Company's access points and wireless routers and gateways with multiple antennas. Harris filed an amended complaint on February 17, 2012 that removed its initial allegations of willful infringement by the Company and also removed the allegations of direct infringement against the Company for U.S. Patent No. 7,916,684, leaving only indirect infringement allegations for the '684 Patent. The Company's answer to the amended complaint was submitted on March 2, 2012. The scheduling order in this case gives the following deadlines: a) Motions to Add Parties or to Amend Pleadings April 30, 2012; b) Disclosure of Expert Reports by the Plaintiff: November 14, 2012; c) Disclosure of Expert Reports by the Defendant: December 14, 2012; d) Discovery Deadline: February 8, 2013; e) Dispositive Motions and Daubert Motions: March 15, 2013 f) Markman Motions: July 2, 2012; g) Meeting In Person to Prepare Joint Final Pretrial Statement: May 8, 2013; h) Joint Final Pretrial Statement: May 20, 2013; i) Trial Term Begins: August 1, 2013. The Court set a length of trial of 5-10 days. The parties are currently participating in discovery.

On April 3, 2012, the Company filed suit against Harris in the District Court of the Northern District of California asserting that Harris infringes four of the Company's patents. In the complaint, the Company alleges that Harris infringes: a) U.S. Patent No. 6,718,030 (“the '030 Patent”), entitled “Virtual Private Network System and Method Using Voice of Internet Protocol” through Harris's VIDA Network and products, the VIDA Telephone Interconnect (VTI), the MASTR III Base Station, and the EDACS MASTR III repeater; b) U.S. Patent No. 7,200,400 (“the '400 Patent”), entitled “Mobile to 802.11 Voice Multi-Network Roaming Utilizing SIP Signaling With SIP Proxy or Redirect Server” through Harris's VIDA Network and products, the Inter-RF Subsystem Interface (ISSI) Gateway, the Interoperability Gateway, and the UNITY XG-100P Portable Radio; c) U.S. Patent No. 7,218,722 (“the '722 Patent”), entitled “System and Method For Proving Call Management Services in a Virtual Private Network Using Voice or Video Over Internet Protocol” through Harris's VIDA Network and products, the VIDA Telephone Interconnect (VTI), the P7200 Portable Radio, the OpenSky Network and Products, the MASTR III Base Station, and EDACS MASTR III repeater; and d) U.S. Patent No. 7,936,714 (“the '714 Patent”), entitled “Spectrum Allocation System and Method For Multi-Band Wireless RF Data Communications” through Harris's UNITY XG-100P Portable Radio. The Company granted Harris's request for an extension until May 25, 2012 to answer the Company's complaint.

IP Indemnification Claims

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties.

In June 2006, the Company received a request for indemnification from Charter and Charter Communications Operating, LLC ("Charter") related to a lawsuit filed in the U.S. District Court, Eastern District of Texas, by Rembrandt Technologies, L.P. (“Rembrandt”), a patent-holding company. Rembrandt also filed a similar lawsuit in the same jurisdiction against Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP. Rembrandt alleged that products implementing the DOCSIS standard, which are supplied to Charter, Comcast Corporation, Comcast Cable Communications, LLC and Comcast of Plano, LP by, among others, the Company, infringe various patents held by Rembrandt. In June 2007, the Judicial Panel on Multidistrict Litigation ordered these and other similar patent cases brought by Rembrandt consolidated and transferred to the U.S. District Court for the District of Delaware. In November 2007, the Company along with Motorola, Inc., Cisco Systems, Inc., Scientific-Atlanta, Inc., ARRIS Group, Inc., Thomson, Inc. and Ambit Microsystems, Inc. filed a complaint for declaratory judgment in the U.S. District Court for the District of Delaware against Rembrandt, seeking a declaration that eight asserted Rembrandt patents asserted in the transferred cases are either invalid or not infringed. The District Court held a claim construction hearing on August 5, 2008. On November 29, 2008, the District Court issued its claim construction order. After the District Court's order, Rembrandt agreed to drop three patents from the case, leaving five patents at issue. The District Court held a mediation on March 3-4, 2009 but the parties were unable to reach a resolution. On July 21, 2009, Rembrandt delivered to the Company and other parties an executed covenant not to sue on any of the eight patents originally in the suit, contending that the execution of the covenant divests the District Court of jurisdiction or renders moot the remaining claims and counterclaims in the action. On July 31, 2009, Rembrandt filed a motion to dismiss the litigation. While Rembrandt's motion was pending, the defendants filed motions for summary judgment, motions for sanctions, and responses to Rembrandt's motion to dismiss. In early October 2009, the District Court suspended all further dates for the case while it reviewed the pending motions and case status. On October 23, 2009, the Court ordered Rembrandt to supplement the covenant not to sue to include any products or services that comply with DOCSIS 1.0, 1.1, 2.0 or 3 and dismissed Rembrandt's various infringement claims on the eight patents with prejudice. The Court gave Rembrandt five days to withdraw its motion to dismiss the litigation if it found the Court's conditions on dismissal to be unacceptable. Rembrandt did not withdraw its motion to dismiss the litigation, and on October 30, 2009, Rembrandt executed a covenant not to sue on any of the eight patents in the case and any products or services that comply with DOCSIS 1.0, 1.1, 2.0 or 3. The Company and its co-defendants moved for attorneys' fees to be paid by Rembrandt. Rembrandt opposed the motion. On July 8, 2011, the Court denied the defendant's unopposed motion for summary judgment of noninfringement of the one patent remaining in the case, the '627 Patent. This ruling did not affect the Company since that patent was not asserted against the Company, other than postponing the Company's possible recovery of attorneys' fees. On July 13, 2011, the Court dismissed without prejudice the defendants' joint motion for fees because the motion is now not ripe given the Court's denial of the motion for summary judgment of noninfringement of the '627 Patent. The Company is now reviewing its options for recovering attorneys' fees.

Environmental Regulation

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company's consolidated results of operations and financial position for the three months ended April 1, 2012. The Company continues to monitor WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance. The Company believes it has met the applicable requirements of current WEEE Legislation and similar legislation in other jurisdictions, to the extent implementation requirements have been published.

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

10.	Stockholders' Equity

Common Stock Repurchase Program

On October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6,000,000 shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. The Company did not repurchase any shares under this authorization during the three months ended April 1, 2012, and April 3, 2011.
The Company repurchased approximately 16,000 shares, or $0.6 million of common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended April 1, 2012. Similarly, during the three months ended April 3, 2011, the Company repurchased approximately 24,000 shares, or $0.9 million of common stock, respectively, under the same program to help facilitate tax withholding for RSUs.
These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
Cumulative Other Comprehensive Income, Net

The following table sets forth the components of cumulative other comprehensive income, net of related taxes, as of April 1, 2012 and December 31, 2011 (in thousands):

	April 1, 2012	December 31, 2011
Net unrealized (losses) gains on derivative instruments	$(50)	$6
Net unrealized (losses) gains on available-for-sale securities	(5)	17
Total cumulative other comprehensive income (loss), net of taxes	$(55)	$23

11.	Employee Benefit Plans
The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. In addition, the Company’s stock option program includes the 2003 Stock Plan, from which the Company does not currently grant awards, but may choose to do so. Award vesting periods for these plans are generally four years. As of April 1, 2012, a total of 618,643 shares were reserved for future grants under these plans.
Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As of April 1, 2012, a total of 422,460 shares were reserved for future grants under the ESPP.

Option Activity
Stock options activity under the stock option plans noted above during the three months ended April 1, 2012, was as follows:

	Options Outstanding
	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
December 31, 2011	3,950	$27.03
Granted	180	39.60
Exercised	(203)	21.55
Cancelled	(60)	32.01
April 1, 2012	3,867	$27.82

RSU Activity

RSU activity during the three months ended April 1, 2012, was as follows:

	RSUs Outstanding
	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
December 31, 2011	177	$27.86
RSUs granted	2	40.01
RSUs vested	(43)	19.13
RSUs cancelled	—	—
April 1, 2012	136	$30.80

Valuation and Expense Information
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on the historical volatility of the Company’s stock for the three months ended April 1, 2012 and April 3, 2011:

	Three Months Ended
	April 1, 2012	April 3, 2011
Expected life (in years)	4.3	4.4
Risk-free interest rate	0.58% - 0.91%	1.87%
Expected volatility	52.5%	49.9%
Dividend yield	—	—

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the ESPP included in the Company’s Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Cost of revenue	$270	$235
Research and development	611	661
Sales and marketing	1,194	1,301
General and administrative	1,317	1,175
Total stock-based compensation	$3,392	$3,372

As of April 1, 2012, $21.9 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.40 years. Additionally, $2.0 million of total unrecognized compensation cost related to non-vested restricted stock awards, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.26 years.

12.	Segment Information, Operations by Geographic Area and Significant Customers

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company operated in one segment through the first fiscal quarter of 2011, which comprised the development, marketing and sale of networking products for the commercial business and home markets.

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

	Three Months Ended
	April 1, 2012	April 3, 2011
Net revenues:
Retail	$128,977	$117,125
Commercial	74,632	79,622
Service provider	122,011	82,076
Total net revenues	325,620	278,823
Contribution income:
Retail	$26,272	$19,878
Retail contribution margin	20.4%	17.0%
Commercial	12,845	17,581
Commercial contribution margin	17.2%	22.1%
Service Provider	12,930	8,381
Service Provider contribution margin	10.6%	10.2%
Total segment contribution income	52,047	45,840
Corporate and unallocated costs	(11,363)	(10,612)
Amortization of intangible assets (1)	(947)	(1,357)
Stock-based compensation expense	(3,392)	(3,372)
Acquisition related compensation	—	(20)
Litigation reserves, net	(151)	53
Interest income	119	129
Other income (expense), net	(601)	(330)
Income before income taxes	$35,712	$30,331
________________________________

(1)	Excludes amortization related to patents.

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

The Company conducts business across three geographic regions: Americas, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific ("APAC'). Net revenue by geography comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, sales returns and price protection. For reporting purposes revenue is attributed to each geographic region based on the location of the customer. The following table shows net revenue by geography for the periods indicated (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
United States	$164,745	$127,764
Americas (excluding U.S.)	3,610	4,183
United Kingdom	49,394	46,633
EMEA (excluding U.K.)	75,687	75,987
APAC	32,184	24,256
Total net revenue	$325,620	$278,823
Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	April 1, 2012	December 31, 2011
United States	$8,988	$9,901
Americas (excluding U.S.)	41	44
EMEA	343	331
China	4,729	4,909
APAC (excluding China)	615	699
	$14,716	$15,884
Significant customers as a percentage of net revenues are as follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
Virgin Media Limited and Affiliates (Service Provider)	11%	10%
Ingram Micro, Inc. and Affiliates (Distributor)	9%	10%
Best Buy Co., Inc. and Affiliates (Retailer)	9%	13%
All others	71%	67%
	100%	100%

13.	Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities at fair value on a recurring basis.
The following tables summarize the valuation of the Company’s financial instruments as of April 1, 2012 (in thousands):

	As of April 1, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$28,738	$28,738	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	219,978	219,978	—	—
Available-for-sale securities—Certificates of Deposit (1)	183	183	—	—
Foreign currency forward contracts (2)	361	—	361	—
Total	$249,260	$248,899	$361	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of April 1, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(348)	$—	$(348)	$—
Total	$(348)	$—	$(348)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.
The following tables summarize the valuation of the Company’s financial instruments as of December 31, 2011 (in thousands):

	As of December 31, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$24,844	$24,844	$—	$—
Available-for-sale securities—Treasuries (1)	144,703	144,703	—	—
Available-for-sale securities-Certificates of Deposit (1)	94	94	—	—
Foreign currency forward contracts (2)	1,237	—	1,237	—
Total	$170,878	$169,641	$1,237	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(723)	$—	$(723)	$—
Total	$(723)	$—	$(723)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A+/A2 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At April 1, 2012, and December 31, 2011, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

14.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $3.2 million for the three months ended April 1, 2012, and $3.2 million for the three months ended April 3, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and our subsidiaries.

Business and Executive Overview

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

We operate in three specific business segments: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, storage and digital media products to connect consumers with the Internet and their content and devices. The commercial business unit consists of business networking, storage and security solutions without the cost and complexity of Big IT. The service provider business unit consists of made-to-order and retail proven, whole home networking solutions sold to service providers for sale to their customers. We conduct business across three geographic regions: Americas, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Fry’s Electronics, Radio Shack, Staples, Target, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), Dick Smith (Australia), JB HiFi (Australia) and Elkjop (Norway). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers, including Ingram Micro and Best Buy. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future. Our service provider business has grown substantially, with Virgin Media representing 11% of our net revenue for the three months ended April 1, 2012, and it is difficult to ascertain a seasonal pattern given that the business is less predictable than our other core businesses.
Our net revenue increased $46.8 million, or 16.8%, to $325.6 million for the three months ended April 1, 2012, from $278.8 million for the three months ended April 3, 2011. This increase was primarily driven by an increase in Service Provider Business Unit revenue, as a result of increased sales of broadband gateways and home wireless products to our service provider customers. From a geographic perspective, the increase in net revenue was experienced across all three geographic regions, with stronger growth in the Americas and APAC regions, and modest growth in EMEA due to austerity measures in that region.

Our gross margin decreased to 30.7% for the three months ended April 1, 2012, from 31.5% for the three months ended April 3, 2011. The decrease in gross margin was primarily attributable to the higher percentage of our total net revenue derived from sales to service providers, which generally carry lower gross margins. Operating expenses for the three months ended April 1, 2012 were $63.7 million, or 19.6% of net revenue, compared to $57.3 million, or 20.5% of net revenue, for the three months ended April 3, 2011. This increase was primarily attributable to increases of $5.0 million in salary and other employee related expenses due to headcount growth, and $1.9 million in outside professional service costs, which included $1.5 million of increased investments in research and development projects and corporate product marketing and $0.4 million of legal services driven by more litigation activities.

Net income increased $3.9 million, or 18.7%, to $25.1 million for the three months ended April 1, 2012, from $21.2 million for the three months ended April 3, 2011. This increase was primarily attributable to an increase in gross profit of $12.1 million. The increase was partially offset by an increase in the provision for income taxes of $1.4 million and an increase in operating expenses of $6.4 million.

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

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations and the percentage change for the three months ended April 1, 2012, with the comparable reporting periods in the preceding year.

	Three Months Ended
	April 1, 2012	% Change	April 3, 2011
	(In thousands, except percentage data)
Net revenue	$325,620	16.8%	$278,823
Cost of revenue	225,771	18.2%	191,037
Gross profit	99,849	13.7%	87,786
Operating expenses:
Research and development	14,121	28.2%	11,014
Sales and marketing	38,970	6.3%	36,648
General and administrative	10,413	8.0%	9,645
Litigation reserves, net	151	**	(53)
Total operating expenses	63,655	11.2%	57,254
Income from operations	36,194	18.5%	30,532
Interest income	119	(7.8)%	129
Other income (expense), net	(601)	82.1%	(330)
Income before income taxes	35,712	17.7%	30,331
Provision for income taxes	10,565	15.6%	9,142
Net income	$25,147	18.7%	$21,189
 ** Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	April 1, 2012	April 3, 2011
Net revenue	100%	100%
Cost of revenue	69.3%	68.5%
Gross margin	30.7%	31.5%
Operating expenses:
Research and development	4.3%	4.0%
Sales and marketing	12.1%	13.1%
General and administrative	3.2%	3.5%
Litigation reserves, net	0.0%	0.0%
Total operating expenses	19.6%	20.5%
Income from operations	11.1%	11.0%
Interest income	0.1%	0.0%
Other income (expense), net	(0.2)%	(0.1)%
Income before income taxes	11.0%	10.9%
Provision for income taxes	3.3%	3.3%
Net income	7.7%	7.6%

Three Months Ended April 1, 2012 Compared to Three Months Ended April 3, 2011

Net Revenue

	Three Months Ended
	April 1, 2012	% Change	April 3, 2011
	(In thousands, except percentage data)
Americas	$168,355	27.6%	$131,947
Percentage of net revenue	51.7%		47.3%
EMEA	$125,081	2.0%	$122,620
Percentage of net revenue	38.4%		44.0%
APAC	$32,184	32.7%	$24,256
Percentage of net revenue	9.9%		8.7%
Total net revenue	$325,620	16.8%	$278,823

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition and net changes in deferred revenue.

Net revenue increased $46.8 million, or 16.8%, to $325.6 million for the three months ended April 1, 2012, from $278.8 million for the three months ended April 3, 2011. The increase in net revenue was primarily due to growth in service provider revenue. For additional information of net revenue by segment see the section entitled “Segment Information.”

The increase in Americas and APAC net revenue was primarily driven by service provider demand for our Docsis 3.0 and DSL gateways. We experienced only a slight increase in EMEA net revenue due to the softening in demand as the region continues to deal with current austerity measures.

Cost of Revenue and Gross Margin

	Three Months Ended
	April 1, 2012	% Change	April 3, 2011
	(In thousands, except percentage data)
Cost of revenue	$225,771	18.2%	$191,037
Gross margin percentage	30.7%		31.5%

Cost of revenue consists primarily of the following: the cost of finished products from our third party contract manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; warranty costs associated with returned goods; write-downs for excess and obsolete inventory and amortization expense of certain acquired intangibles. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other sales incentives, changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight, conversion costs and charges for excess or obsolete inventory.

Cost of revenue increased $34.7 million, or 18.2%, to $225.8 million for the three months ended April 1, 2012, from $191.0 million for the three months ended April 3, 2011. Our gross margin decreased to 30.7% for the three months ended April 1, 2012, from 31.5% for the three months ended April 3, 2011. The decrease in gross margin was primarily attributable to relatively faster growth in our revenue from service providers, which generally carries lower gross margins than our other products. The sales from service providers increased as a percentage of net revenue to 37.5% in the three months ended April 1, 2012 compared to 29.4% in the three months ended April 3, 2011. In addition, customer sales incentives that impact gross profit increased as percentage of revenue in the three months ended April 1, 2012 compared to the same period a year ago. However, we utilized less air freight in the three months ended April 1, 2012 as compared to the same period a year ago, which partially offset the decrease in gross margins described above.

Operating Expenses

Research and Development

	Three Months Ended
	April 1, 2012	% Change	April 3, 2011
	(In thousands, except percentage data)
Research and development expense	$14,121	28.2%	$11,014
Percentage of net revenue	4.3%		4.0%

Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes and other consulting fees. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to enhance our ability to introduce innovative and easy-to-use products. In the future, we expect research and development expenses will increase in absolute dollars and as a percentage of revenue as we broaden our core competencies and expand into new software and networking product technologies.

Research and development expenses increased $3.1 million, or 28.2%, to $14.1 million for the three months ended April 1, 2012, from $11.0 million for the three months ended April 3, 2011. The increase was primarily attributable to an increase of $1.5 million in payroll and other employee-related costs driven by additional headcount, and $0.8 million in outside service costs, primarily related to our increased investment in research and development projects. Research and development headcount increased by 50 employees to 232 employees at April 1, 2012 compared to 182 employees at April 3, 2011 to support our research and development efforts.

Sales and Marketing

	Three Months Ended
	April 1, 2012	% Change	April 3, 2011
	(In thousands, except percentage data)
Sales and marketing expense	$38,970	6.3%	$36,648
Percentage of net revenue	12.1%		13.1%

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses.

Sales and marketing expenses increased $2.4 million, or 6.3%, to $39.0 million for the three months ended April 1, 2012, from $36.6 million for the three months ended April 3, 2011. The increase was primarily attributable to a $2.8 million increase in payroll and other employee expenses mainly driven by additional headcount. Sales and marketing headcount increased by 46 employees to 364 employees at April 1, 2012 compared to 318 employees at April 3, 2011. Additionally, the increase was attributable to an increase of $0.4 million in outside professional costs primarily driven by corporate product marketing. The increase was partially offset by a decrease in operating expense related marketing campaigns of $1.1 million. The decrease in operating expense related marketing is primarily due to a higher percentage of our revenue coming from sales to service providers, which generally have fewer marketing campaigns.

General and Administrative

	Three Months Ended
	April 1, 2012	% Change	April 3, 2011
	(In thousands, except percentage data)
General and administrative expense	$10,413	8.0%	$9,645
Percentage of net revenue	3.2%		3.5%

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses.

General and administrative expenses increased $0.8 million, or 8.0%, to $10.4 million for the three months ended April 1, 2012, from $9.6 million for the three months ended April 3, 2011. The increase was primarily attributable to an increase in salary and variable compensation, which was largely driven by headcount growth, and an increase in outside legal service costs due to additional litigation activities. General and administrative headcount increased by 12 employees to 117 employees at April 1, 2012 compared to 106 employees at April 3, 2011.

Litigation Reserve

During the three months ended April 1, 2012 and April 3, 2011, we recorded a litigation reserve expense of $151,000 related to the termination of a disputed vendor contract, and a benefit of $53,000 for the release of estimated costs related to the settlement of various lawsuits filed against us, respectively.

For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
.

Interest Income and Other Income (Expense), Net

	Three Months Ended
	April 1, 2012	% Change	April 3, 2011
	(In thousands)
Interest income	$119	(7.8)%	$129
Other income (expense), net	(601)	82.1%	(330)
Total interest income and other income (expense), net	$(482)	**	$(201)

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses.

Interest income decreased $10,000 to $119,000 for the three months ended April 1, 2012 from $129,000 for the three months ended April 3, 2011. The decrease in interest is primarily attributable to a drop in interest rate for treasuries in the three months ended April 1, 2012, as compared to the three months ended April 3, 2011.

Other income (expense), net, increased $271,000 in expenses, to an expense of $601,000 for the three months ended April 1, 2012, from an expense of $330,000 for the three months ended April 3, 2011. Our foreign currency hedging program reduced volatility associated with hedged currency exchange rate movements during three months ended April 1, 2012. The expense of $601,000 is primarily related to losses and the forward points for hedged currencies. For details of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The income tax provision for the three months ended April 1, 2012 was $10.6 million or an effective tax rate of 29.6%, compared to the tax provision for the three months ended April 3, 2011 of $9.1 million or an effective tax rate of 30.1%. The income tax expense increased for the three months ended April 1, 2012 compared to April 3, 2011 due to higher pre-tax earnings. The decrease in the effective tax rate for the three month period ended April 1, 2012 compared to the same period in the prior year was primarily caused by higher forecasted pre-tax earnings in foreign jurisdictions with tax rates lower than the U.S. federal rate. This decrease was partially offset by the expiration of the US research tax credit that is no longer available after December 31, 2011. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate.

Net Income

Net income increased $3.9 million, or 18.7%, to $25.1 million for the three months ended April 1, 2012, from $21.2 million for the three months ended April 3, 2011. This increase was primarily attributable to an increase in gross profit of $12.1 million. The increase in gross profit was partially offset by an increase in the provision for income taxes of $1.4 million and an increase in operating expenses of $6.4 million.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 12, Segment Information, Operations by Geographic Area and Significant Customers, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended April 1, 2012 with the comparable reporting periods in the preceding year.

Segment contribution income includes all product line segment net revenues less the related cost of sales, research and development, sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, general and administrative costs, stock-based compensation expenses, amortization of intangibles, acquisition-related compensation, restructuring costs, litigation reserves, and interest and other income (expense), net.

Retail

	Three Months Ended
	April 1, 2012	% Change	April 3, 2011
	( in thousands, except percentage data)
Net revenue	$128,977	10.1%	$117,125
Contribution income	26,272	32.2%	19,878
Contribution margin	20.4%		17.0%

Net revenue in the retail business unit increased $11.9 million, or 10.1%, to $129.0 million for the three months ended April 1, 2012, from $117.1 million for the three months ended April 3, 2011. The increase is primarily due to strong sales of our home wireless products. Contribution income increased $6.4 million, or 32.2%, to $26.3 million for the three months ended April 1, 2012, from $19.9 million for the three months ended April 3, 2011. The increase is due to strong revenue growth, while cost of sales grew at a slower pace. Specifically costs of sales was impacted by lower excess and obsolete inventory charges and lower air freight costs.
Commercial

	Three Months Ended
	April 1, 2012	% Change	April 3, 2011
	(in thousands, except percentage data)
Net revenue	$74,632	(6.3)%	$79,622
Contribution income	12,845	(26.9)%	17,581
Contribution margin	17.2%		22.1%

Net revenue in the commercial business unit decreased $5.0 million, or 6.3%, to $74.6 million for the three months ended April 1, 2012, from $79.6 million for the three months ended April 3, 2011. The decrease is primarily driven by a decrease in sales from our network storage product line, reflective of the continued fallout from the Thailand floods in 2011 and the resulting impact to the storage market. We expect disk supply will continue to improve and pricing will ease over the next three quarters. Contribution income decreased $4.7 million, or 26.9%, to $12.8 million for the three months ended April 1, 2012, from $17.6 million for the three months ended April 3, 2011. The decrease is primarily due to the decrease in revenue, while operating expenses grew at a steady pace. The increase in operating expenses for the commercial business unit was primarily driven by headcount related research and development expenses. Commercial related research and development headcount increased by 20 employees to 114 employees in the three months ended April 1, 2012, from 94 employees in the three months ended April 3, 2011.
Service Provider

	Three Months Ended
	April 1, 2012	% Change	April 3, 2011
	( in thousands, except percentage data)
Net revenue	$122,011	48.7%	$82,076
Contribution income	12,930	54.3%	8,381
Contribution margin	10.6%		10.2%

Net revenue in the service provider business unit increased $39.9 million, or 48.7%, to $122.0 million for the three months ended April 1, 2012, from $82.1 million for the three months ended April 3, 2011. The increase is primarily driven by sales growth in Docsis 3.0 products and DSL gateways sold to our service provider customers, partially driven by the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. Contribution income increased $4.5 million, or 54.3%, to $12.9 million for the three months ended April 1, 2012, from $8.4 million for the three months ended April 3, 2011. The increase is due to revenue growth, while headcount related expenses grew at a steady pace. Due to customer purchase patterns and potential supply constraints the service provider business is less predictable than our other core businesses.

Liquidity and Capital Resources
Our cash and cash equivalents balance decreased from $208.9 million as of December 31, 2011 to $149.3 million as of April 1, 2012. Our short-term investments, which represent the investment of funds available for current operations, increased from $144.8 million as of December 31, 2011 to $220.2 million as of April 1, 2012, as we shifted assets from Treasuries to low risk money market funds with higher returns. Operating activities during the three months ended April 1, 2012 provided cash of $12.8 million, compared to $4.6 million provided in the three months ended April 3, 2011. Investing activities during the three months ended April 1, 2012 used cash of $78.1 million, primarily for purchases of short-term investments. During the three months ended April 1, 2012, financing activities provided cash of $5.6 million, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.
Our days sales outstanding ("DSO") decreased from 76 days as of December 31, 2011 to 70 days as of April 1, 2012. DSO as of December 31, 2011 was higher due to seasonal payment terms extended to our larger retail customers; as of April 1, 2012 we have returned to a more normal range of DSO.
Our accounts payable decreased from $117.3 million at December 31, 2011 to $79.5 million at April 1, 2012. The decrease was primarily attributable to timing of payments.
Inventory decreased by $29.4 million from $163.7 million at December 31, 2011 to $134.3 million at April 1, 2012. In the three months ended April 1, 2012 we experienced annualized ending inventory turns of approximately 6.7, up from approximately 5.2 in the three months ended December 31, 2011.
We enter into foreign currency forward-exchange contracts, which typically mature in three to five months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record in the consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our Unaudited Condensed Consolidated Statements of Operations and in our Unaudited Condensed Consolidated Balance Sheet. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other income (expense), net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within cumulative other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.
In October 2008, the Board of Directors authorized management to repurchase up to 6,000,000 shares of our common stock in the open market. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity is at the discretion of management and contingent on a number of factors, including levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. We did not repurchase any shares under this authorization during the three months ended April 1, 2012 and April 3, 2011. As of April 1, 2012, we were authorized to repurchase up to 4.8 million shares under the share repurchase plan.

In the three months ended April 1, 2012, we repurchased approximately 16,000 shares, or $0.6 million of our common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. Similarly, during the three months ended April 3, 2011, we repurchased approximately 24,000 shares, or $0.9 million of our common stock, respectively, under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no significant changes during the three months ended April 1, 2012 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At April 1, 2012, we had approximately $176.3 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.
As of April 1, 2012, we had total gross unrecognized tax benefits and related interest liabilities of $19.2 million. The timing and amount of any payments which could result from these unrecognized tax benefits will depend upon a number of factors including the resolution of ongoing audits. Accordingly, the timing and the amount of payments which may occur within the next 12 months cannot be estimated.

Off-Balance Sheet Arrangements
As of April 1, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Our critical accounting policies have not materially changed during the three months ended April 1, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Additionally, our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during the three months ended April 1, 2012.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the Unaudited Condensed Consolidated Statements of Operations, and in cumulative other comprehensive income on the Balance Sheet. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet and anticipated cash flow exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheet and anticipated cash flow exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged exposures. If there were an adverse movement in exchange rates, we might suffer significant losses. See Note 6, Derivative Financial Instruments, of the Notes to Unaudited Condensed Consolidated Financial Statements

for additional disclosure on our foreign currency contracts, which are hereby incorporated by reference into this Part I, Item 3.

We are exposed to credit losses in the event of nonperformance by the counter-parties of our foreign currency forward contracts and non-designated hedges. We enter into foreign currency forward contracts and non-designated hedges with high-quality financial institutions. In addition, the foreign currency forward contracts and non-designated hedges are limited to a time period of less than one year, and we continuously evaluate the credit standing of our counter-party financial institutions. See Note 6, Derivative Financial Instruments, to the Notes to Unaudited Condensed Consolidated Financial Statements.

A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $344,000 to net income, net of our hedged position, at April 1, 2012. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of April 1, 2012 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the three months ended April 1, 2012, 7.4% of total net revenue was denominated in a currency other than the U.S. dollar.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 9, Commitments and Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;

•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors' growth rates;

•	conditions in the financial markets in general or changes in general economic conditions, including government efforts to stabilize currencies;

•	interest rate or currency exchange rate fluctuations;

•	our ability or inability to raise additional capital;

•	our ability to report accurate financial results in our periodic reports filed with the SEC;

•	disclosures of previously non-public information in connection with our segment reporting, which commenced in the second fiscal quarter of 2011; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins and loss of market share.

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, Cisco Systems, the Linksys division of Cisco Systems, QNAP Systems, Seagate Technology, SonicWALL, Synology, WatchGuard and Western Digital. Our principal competitors in the home market for networking devices and television connectivity products include Apple, Belkin, D-Link, the Linksys division of Cisco Systems, Roku, and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Comtrend, D-Link, Hitron, Huawei, Motorola, Pace, Sagem, Scientific Atlanta-a Cisco company, SMC Networks, TechniColor, Ubee, Compal Broadband, ZTE and ZyXEL. Other current and potential competitors include numerous local vendors such as Devolo, LEA and AVM in Europe, Corega and Melco in Japan and TP-Link in China. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODM's, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

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

Our business has been and may continue to be affected by a number of factors that are beyond our control such as general geopolitical, economic and business conditions, conditions in the financial services markets, and changes in the overall demand for networking products. A severe and/or prolonged economic downturn could adversely affect our customers' financial condition and the levels of business activity of our customers. Continued weakness in, and uncertainty about, global economic conditions could cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products.

The recent economic problems affecting the banking system and financial markets and the recent uncertainty in global economic conditions has resulted in a number of adverse effects including tightening in the credit markets, a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the recent challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and even Italy, has had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union are addressing the issues with controversial austerity measures. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, the recovery of the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered or reversed, which could have a material adverse effect on us. There could also be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

The recent indications of continued economic recession throughout various regions worldwide, especially in Europe, have presented significant challenges to our business. If conditions in the global economy, including Europe and the United States, or other key vertical or geographic markets continue to remain weak and uncertain or weaken even further, such conditions could have a material adverse impact on our business, operating results and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the commercial business, retail, and service provider markets and quickly develop, manufacture and sell products that satisfy these demands in a cost effective manner. In order to differentiate our products from our competitors' products, we must continue to increase our focus and capital investment in research and development, including software development. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

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

Throughout the past couple of years, we have significantly increased the rate of our new product introductions. If we cannot sustain the rapid pace of innovation, we may not be able to maintain or increase the market share of our products. In addition, if we are unable to successfully introduce new products with higher gross margins, our net revenue and overall gross margin would likely decline.

*We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third party manufacturers, we may lose sales and experience increased component costs.

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

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. For example, component shortages in the past have limited our ability to supply all the worldwide demand for our products and our revenue was affected.

Another example relates to the recent record flooding in Thailand in the third quarter of 2011.  Many major manufacturers of hard disk drives and their component suppliers maintain significant operations in Thailand in areas affected by the flooding.  These include most, if not all, of our direct and indirect suppliers of hard disk drives for our ReadyNAS product line.  All of our major direct and indirect suppliers of hard disk drives informed us that our supply chain would be constrained for an indefinite amount of time, in some cases up to six months.  Some have therefore declared a force majeure event and have stated that, in addition to and because of the supply constraints, pricing for hard disk drives has and will likely continue to increase significantly until they are able to stabilize the situation.  We experienced increased prices in the cost of hard disk drives and we believe those increases may continue. As a result, we ceased accepting any additional orders containing ReadyNAS products with hard disk drives at then current prices and all shipments of ReadyNAS products with hard disk drives were placed on hold.  In addition, all sales and marketing promotions involving ReadyNAS products were terminated temporarily.  Further, we declared the existence of a force majeure event under our contracts with certain customers. Accordingly, our business was harmed. Certain events or natural disasters that occur in the future may harm our business as well.

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

Our future success depends in large part upon the continued services of our key technical, sales, marketing, finance and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of the commercial business, consumer, and service provider markets. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long term succession plan. As a result, if we suffer the loss of services of any key executive, our long term business results may be harmed. While we believe that we have mitigated some of the business execution and business continuity risk with our recent reorganization into three business units, the loss of any key personnel within the three business units would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel. In addition, because we do not have a formal long term succession plan, we may not be able to have the proper personnel in place to effectively execute our long term business strategy if Patrick Lo or other key personnel retire, resign or are otherwise terminated.

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

We plan to continue to evolve our historically hardware-centric business model towards a model that includes more software offerings. As such, we will further evolve the focus of our organization towards the delivery of more integrated hardware and software solutions for our customers. While we have invested in software development in the past, we will be expending additional resources in this area in the future. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return on capital, and unidentified issues not discovered in our due diligence. Software development is inherently risky for a company such as ours with a historically hardware-centric business model, and accordingly, our efforts in software development may not be successful. This initiative for increased investment in software research and development may materially adversely affect our financial condition and operating results.

We may spend a proportionately greater amount on software research and development in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our gross margin and, therefore, our profitability could be adversely affected. In addition, if our software solutions, pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

Software research and development is complex. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. We must accurately forecast mixes of software solutions and configurations that meet customer requirements, and we may not succeed at doing so within a given product's life cycle or at all. Any delay in the development, production or marketing of a new software solution could result in us not being among the first to market, which could further harm our competitive position. In addition, our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues and defects. We may be unable to determine the cause, find an appropriate solution or offer a temporary fix to address defects. Finding solutions to quality issues or defects can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty with our software solutions or are dissatisfied with our services, our operating margins could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could adversely affect our operating results.

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

We are also subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities, including state revenue agencies and foreign governments. In 2011, the IRS commenced an examination of our 2008 and 2009 tax years. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

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

One area which has a large number of regulations is the environmental area. Environmental areas such as pollution and climate change have had significant legislative and regulatory efforts on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. While future changes in regulations appears likely, we are currently unable to predict how any such changes will impact us and if such impacts will be material to our business. If there is a new law or regulation that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse effect on our business, financial condition and results of operations.

In addition to government regulations, many of our customers require us to comply with their own requirements regarding manufacturing, health and safety matters, corporate social responsibility, employee treatment, anti-corruption, use of materials and environmental concerns. Some customers may require us to periodically report on compliance with their unique requirements, and some customers reserve the right to audit our business for compliance. We are increasingly subject to requests for compliance with these customer requirements. For example, there has been significant focus from our customers as well as the press regarding corporate social responsibility policies. We regularly audit our manufacturers; however, any deficiencies in compliance by our manufacturers may harm our business and our brand. In addition, we may not have the resources to maintain compliance with these customer requirements and failure to comply may result in decreased sales to these customers, which may have a material adverse effect on our business, financial condition and results of operations.

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

*We depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.

The loss of recurring orders from any of our more significant customers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins. During the quarter ended April 1, 2012, sales to Virgin Media accounted for approximately 11% of our net revenue. Other customers at various times in the past have also accounted for 10% or more of our net revenue. While Virgin Media accounted for approximately 11% of our net revenue during the quarter ended April 1, 2012, there is no assurance that it will continue to purchase our products at the same rate for any future periods.

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

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors. A competitor with more extensive product lines and stronger brand identity, such as Cisco Systems, may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer's Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. We also sell products to broadband service providers. Competition for selling to broadband service providers is intense. Penetrating service provider accounts typically involves a long sales cycle and the challenge of displacing incumbent suppliers with established relationships and field-deployed products. If we were unable to maintain and expand our sales channels, our growth would be limited and our business would be harmed.

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

All of our products are manufactured, assembled, tested and generally packaged by a limited number of original design manufacturers (“ODMs”) and original equipment manufacturers (“OEMs”). We rely on our manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors. Due to weak economic conditions, the viability of some of these third-party manufacturers may be at risk. Our ODM's are increasingly refusing to work with us on certain projects, such as projects for manufacturing products for our service provider customers. Because our service providers command significant resources, including for software support, and demand extremely competitive pricing, our ODM's are starting to refuse to engage on service provider terms. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. As we contemplate moving manufacturing into different jurisdictions, we will be subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

Specifically, substantially all of our manufacturing occurs in the Asia Pacific region and any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our ODMs to manufacture our products. In addition, our ODM's in China have continued to increase our costs of production, particularly in the past couple of years. These increased costs have affected our margins and ability to lower prices for our products to stay competitive. Recent labor unrest in China may also affect our ODMs as workers may strike and cause production delays. If our ODMs and OEMs fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly harmed.

We are currently involved in numerous litigation matters and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

*We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation, including restatements of our issued financial statements, could impact investor confidence in the reliability of our internal controls over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. During the second quarter of fiscal 2009, in connection with the restatement of our previously issued financial statements for the period ended March 29, 2009, and our assessment of our disclosure controls and procedures, management concluded that as of March 29, 2009, our disclosure controls and procedures were not effective and that we had a material weakness in internal control over financial reporting. We subsequently remediated the material weakness and continue to closely monitor our controls and procedures. Although this material weakness had been remediated, we cannot be certain that the measures we have taken since this restatement will ensure that restatements will not occur in the future. Execution of restatements create a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction. Restatements may also significantly affect our stock price in an adverse manner.

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

Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end-user. For example, in the past we have announced a voluntary recall of the XE103 Powerline Ethernet Adapter made for Europe and other countries using 220-240 volt power sources and sold individually or in a bundled kit.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories and to bring new product introductions to market quickly. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

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

In the past, there have been bankruptcies amongst our customer base. Although any resulting loss has not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. To the degree that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

If we fail to successfully overcome the challenges associated with profitably growing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.

We sell a substantial portion of our products through broadband service providers worldwide. Our service provider business unit accounted for a significant portion of our growth in 2011 and the first quarter of fiscal 2012. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. In addition, because our service providers command significant resources, including for software support, and demand extremely competitive pricing, our ODM's are starting to refuse to engage on service provider terms. Accordingly, as our ODM's increasingly decline to take orders for manufacturing our service provider products, our service provider business will be harmed.

Further, as the deployment of DOCSIS 3.0 technology by broadband service providers increases worldwide during 2011 and 2012, we anticipate competing in an extremely price sensitive market and our margins may be affected. Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. In particular, managing inventory and production of our products for our service provider customers is a challenge. Many of our service provider customers have irregular purchasing requirements. These customers may decide to cancel orders for customized products specific to that customer, and we may not be able to reconfigure and sell those products in other channels. In addition, these customers may issue unforecasted orders for products which we may not be able to produce in a timely manner and as such, we may not be able to accept and deliver on such unforecasted orders. In certain cases, we may commit to fixed-price, long term purchase orders, with such orders priced in foreign currencies which could lose value over time in the event of adverse changes in foreign exchange rates. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. For example, we have been at the forefront of developing and selling DOCSIS 3.0 products to our service provider customers in the past couple of years. As our competitors develop DOCSIS 3.0 products, our service provider customers may use these competitor products as an alternate source for this technology. Our service provider customers may then require us to lower our prices or they may choose to purchase more DOCSIS 3.0 products from our competitors. Accordingly, our business may be harmed and our revenues may be reduced.

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

From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. For example, we closed our acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. in April 2011. Acquisitions involve numerous risks and challenges, including but not limited to the following:

•	integrating the companies, assets, systems, products, sales channels and personnel that we acquire;

•	growing or maintaining revenues to justify the purchase price and the increased expenses associated with acquisitions;

•	entering into territories or markets that we have limited or no prior experience with;

•	establishing or maintaining business relationships with customers, vendors and suppliers who may be new to us;

•	overcoming the employee, customer, vendor and supplier turnover that may occur as a result of the acquisition;

•	diverting management's attention from running the day to day operations of our business; and

•	potential post-closing disputes.

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

International sales comprise a significant amount of our overall net revenue. International sales were 52% of overall net revenue in fiscal 2011 and 49% of overall net revenue for the three months ended April 1, 2012. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

•
stringent consumer protection and product compliance regulations, including but not limited to the Restriction of Hazardous Substances directive, the Waste Electrical and Electronic Equipment directive and the recently enacted Ecodesign directive (EuP) in Europe that are costly to comply with and may vary from country to country;

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

We are expanding and reorganizing our operations and pursuing market opportunities both domestically and internationally in order to grow our sales. We expect that this attempted expansion will require enhancements to our existing management information systems, and operational and financial controls. In addition, if we continue to grow, our expenditures will likely be significantly higher than our historical costs. We may not be able to install adequate controls in an efficient and timely manner as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management, operational and financial resources. In addition, if we grow internationally, we will have to expand and enhance our communications infrastructure. In the second fiscal quarter of 2011, we reorganized our business into three business units: retail, commercial, and service provider. Our reorganization into three business units may cause significant distraction to our management and employees. For example, channel and pricing conflicts may arise in certain territories as each of our business units may engage in selling activities which may benefit that business unit at the expense of another business unit. In addition, disclosures of previously non-public information in connection with our reorganization may also provide our competitors with strategic data which may put us at a competitive disadvantage and harm our business. These new disclosures about our performance may also cause our stock price to decline. If we fail to continue to improve our management information systems, procedures and financial controls or encounter unexpected difficulties during expansion and reorganization, our business could be harmed.

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

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Hackers may develop and deploy viruses, worms and other malicious software programs that are designed to attack our products and systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees or users of our products to disclose sensitive information in order to gain access to our data or our customers' data. We have not established a formal business continuity plan. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. If our computer systems and servers go down at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we were able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly. Moreover, potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business.

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

In addition, war, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. For example, labor disputes at manufacturing facilities in China occurred in 2010 and have led to workers going on strike. The recent trend of labor unrest could materially affect our third-party manufacturers' abilities to manufacture our products. In addition, all of our major direct and indirect suppliers of hard disk drives have been affected by record flooding in Thailand in the third fiscal quarter of 2011, and they informed us that our supply chain would be constrained for an indefinite amount of time, up to six months in some cases.  Some have therefore declared a force majeure event and have stated that, in addition to and because of the supply constraints, pricing for hard disk drives has and will likely continue to increase significantly until they are able to stabilize the situation. We experienced increased prices in the cost of hard disk drives and those increases may continue. As a result, the Company ceased accepting any orders containing ReadyNAS products with hard disk drives.  In addition, all sales and marketing promotions involving ReadyNAS products were terminated temporarily.  Further, the Company declared the existence of a force majeure event under our contracts with certain customers.  Accordingly, our business was harmed. Furthermore, earthquakes and resultant nuclear threats and tsunamis in Japan in March 2011 caused some disruption to our supply of raw materials and components for our products and impacted our operating results in Japan.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2012 - January 29, 2012	15,812	$37.72	—	4,831,220
January 30, 2012 - February 26, 2012	—	—	—	4,831,220
February 27, 2012 - April 1, 2012	—	—	—	4,831,220
Total	15,812	$37.72	—

1.
On October 21, 2008, the Board of Directors authorized the repurchase of up to 6,000,000 shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. The Company did not repurchase any shares under this authorization during the three months ended April 1, 2012, and April 3, 2011.

2.
We repurchased approximately 16,000 shares, or $0.6 million of common stock to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended April 1, 2012. Similarly, during the three months ended April 3, 2011, we repurchased approximately 24,000 shares, or $0.9 million of common stock, respectively, to help facilitate tax withholding for RSUs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description
3.3
Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

3.5
Amended and Restated Bylaws of the registrant (Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

4.1
Form of registrant's common stock certificate(Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

10.1	Amendment to Employment Agreement, dated October 30, 2011, between the registrant and Shane J. Buckley
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant
/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2012

Exhibit Index

Exhibit Number	Description
3.3
Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

3.5
Amended and Restated Bylaws of the registrant (Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

4.1
Form of registrant's common stock certificate(Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

10.1	Amendment to Employment Agreement, dated October 30, 2011, between the registrant and Shane J. Buckley
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.