Form 10-Q
period 2012-07-01
NETGEAR, INC
filed 2012-08-08
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 1, 2012.
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

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 38,050,876 as of July 30, 2012.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 1, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$157,155	$208,898
Short-term investments	203,273	144,797
Accounts receivable, net	271,769	261,307
Inventories	152,820	163,724
Deferred income taxes	22,482	23,088
Prepaid expenses and other current assets	36,226	32,415
Total current assets	843,725	834,229
Property and equipment, net	17,282	15,884
Intangibles, net	23,088	20,956
Goodwill	88,985	85,944
Other non-current assets	15,058	14,357
Total assets	$988,138	$971,370
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,176	$117,285
Accrued employee compensation	19,157	26,896
Other accrued liabilities	120,519	120,480
Deferred revenue	25,478	40,093
Income taxes payable	—	4,207
Total current liabilities	266,330	308,961
Non-current income taxes payable	16,818	18,657
Other non-current liabilities	5,443	4,995
Total liabilities	288,591	332,613
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	38	38
Additional paid-in capital	379,086	364,243
Cumulative other comprehensive income	116	23
Retained earnings	320,307	274,453
Total stockholders’ equity	699,547	638,757
Total liabilities and stockholders’ equity	$988,138	$971,370
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net revenue	$320,655	$291,240	$646,275	$570,063
Cost of revenue	226,017	200,863	451,788	391,900
Gross profit	94,638	90,377	194,487	178,163
Operating expenses:
Research and development	14,757	11,350	28,878	22,364
Sales and marketing	37,677	39,036	76,647	75,684
General and administrative	11,219	10,548	21,632	20,193
Restructuring and other charges	—	2,094	—	2,094
Litigation reserves, net	—	(225)	151	(278)
Total operating expenses	63,653	62,803	127,308	120,057
Income from operations	30,985	27,574	67,179	58,106
Interest income	116	106	235	235
Other income (expense), net	354	(341)	(247)	(671)
Income before income taxes	31,455	27,339	67,167	57,670
Provision for income taxes	9,933	6,742	20,498	15,884
Net income	$21,522	$20,597	$46,669	$41,786
Net income per share:
Basic	$0.57	$0.56	$1.23	$1.14
Diluted	$0.56	$0.54	$1.21	$1.11
Weighted average shares outstanding used to compute net income per share:
Basic	37,978	37,017	37,886	36,712
Diluted	38,595	37,968	38,612	37,680
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income	$21,522	$20,597	$46,669	$41,786
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	172	94	116	(247)
Unrealized (loss) gain on available-for-sale securities	(1)	29	(35)	39
Other comprehensive income (loss), before tax	171	123	81	(208)
Tax benefit (expense) related to items of other comprehensive income	—	(7)	12	(10)
Other comprehensive income (loss), net of tax	171	116	93	(218)
Comprehensive income	$21,693	$20,713	$46,762	$41,568
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net income	$46,669	$41,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,493	7,453
Purchase premium amortization on investments	1,468	390
Non-cash stock-based compensation	6,787	6,880
Income tax benefit associated with stock option exercises	808	3,157
Excess tax benefit from stock-based compensation	(1,093)	(3,330)
Deferred income taxes	(176)	482
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,462)	16,771
Inventories	10,904	(4,105)
Prepaid expenses and other assets	(3,681)	(12,579)
Accounts payable	(16,110)	(16,779)
Accrued employee compensation	(7,739)	(4,454)
Other accrued liabilities	428	(8,567)
Deferred revenue	(14,614)	(4,695)
Income taxes payable	(6,046)	(2,446)
Net cash provided by operating activities	14,636	19,964
Cash flows from investing activities:
Purchases of short-term investments	(153,862)	(135,949)
Proceeds from maturities of short-term investments	93,883	131,690
Purchase of property and equipment	(6,864)	(3,920)
Payments made in connection with business acquisitions	(7,100)	(37,509)
Net cash used in investing activities	(73,943)	(45,688)
Cash flows from financing activities:
Purchase and retirement of treasury stock	(815)	(899)
Proceeds from exercise of stock options	6,331	25,834
Proceeds from issuance of common stock under employee stock purchase plan	955	709
Excess tax benefit from stock-based compensation	1,093	3,330
Net cash provided by financing activities	7,564	28,974
Net (decrease) increase in cash and cash equivalents	(51,743)	3,250
Cash and cash equivalents, at beginning of period	208,898	126,173
Cash and cash equivalents, at end of period	$157,155	$129,423
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three and six months ended July 1, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.	Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s significant accounting policies have not materially changed during the six months ended July 1, 2012.

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
Firetide, Inc.
On June 4, 2012, the Company acquired certain intellectual property of Firetide, Inc. (“Firetide”) for an aggregate purchase price of $7.2 million. The acquisition included intangible assets that existed at the closing date, including IP contracts, technology assets, business technology, and goodwill. The Company believes the acquisition will bolster its wireless product offerings in its commercial business unit and strengthen its market position in the small to medium size campus wireless LAN market. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting.
The Company paid $6.6 million of the aggregate purchase price in the second quarter of 2012, and expects to pay the remaining $0.6 million, less amounts used to satisfy certain claims, twelve months after the closing of the acquisition. The ongoing costs of developing these assets subsequent to the date of acquisition have been included in the consolidated financial statements since the date of acquisition. The historical results of operations related to the acquired assets prior to the acquisition were not material to the Company’s results of operations.
The allocation of the purchase price was as follows (in thousands):

Intangibles, net	$4,159
Goodwill	3,041
Total consideration	$7,200

Of the $3.0 million of goodwill recorded on the acquisition of Firetide, approximately $1.6 million and $3.0 million is deductible for U.S. federal and state income tax purposes, respectively. The goodwill recognized, which was assigned to the Company's commercial business unit, is primarily attributable to expected synergies and the assembled workforce of Firetide.
The Company designated the $4.2 million in acquired intangible assets as existing technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated savings attributable to the existing technology and discounted at 22.0%. The acquired existing technology is being amortized over its estimated useful life of five years.
Customer Networking Solutions Division of Westell Technologies, Inc.
On April 15, 2011, the Company completed the acquisition of certain intellectual property and other assets of the Customer Networking Solutions division ("CNS") of Westell Technologies, Inc. (“Westell”) at a purchase price of $37.0 million in cash. The acquisition included inventories, property and equipment, intangible assets, and liabilities that existed at the closing date, including employee bonuses and product warranties. The acquisition qualifies as a business combination and was accounted for using the acquisition method of accounting. The Company believes the acquisition will bolster its service provider revenue growth and strengthen its market position among U.S. telecommunications operators.
The results of CNS’s operations have been included in the consolidated financial statements since the date of acquisition. The historical results of operations of CNS prior to the acquisition were not material to the Company’s results of operations.
The allocation of the purchase price was as follows (in thousands):

Inventories	$6,290
Property and equipment, net	119
Intangibles, net	19,500
Current liabilities	(646)
Goodwill	11,746
Total consideration	$37,009

Of the $11.7 million of goodwill recorded on the acquisition of CNS, approximately $10.6 million and $11.7 million was deductible for U.S. federal and state income tax purposes, respectively. The goodwill recognized, which was assigned to the

Company's service provider business unit, is primarily attributable to expected synergies and the assembled workforce of CNS.
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

Of the $0.9 million of goodwill recorded on the acquisition of Leaf, approximately $0.5 million and $0.9 million was deductible for federal and state income tax purposes, respectively. The goodwill recognized, is primarily attributable to expected synergies and the assembled workforce of Leaf.
The $2.0 million in acquired intangible assets was designated as existing technology. The value was calculated based on the present value of the future estimated cash flows derived from projections of future revenue attributable to existing technology. This $2.0 million is being amortized over its estimated useful life of seven years.

4.	Balance Sheet Components (in thousands)

Short-Term Investments

	As of
	July 1, 2012				December 31, 2011
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$200,499	$1	$(7)	$200,493	$144,673	$34	$(4)	$144,703
Certificates of Deposits	2,780	—	—	2,780	94	—	—	94
Total	$203,279	$1	$(7)	$203,273	$144,767	$34	$(4)	$144,797

All of the Company’s marketable securities are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of our investments have unrealized losses greater than 12 months. There were no material realized gains or losses from the maturity of available-for-sale securities in three and six months ended July 1, 2012 and July 3, 2011.

Accounts receivable, net

	As of
	July 1, 2012	December 31, 2011
Gross accounts receivable	$289,935	$279,932
Less: Allowance for doubtful accounts	(1,317)	(1,335)
Allowance for sales returns	(13,866)	(13,360)
Allowance for price protection	(2,983)	(3,930)
Total allowances	(18,166)	(18,625)
Total accounts receivable, net	$271,769	$261,307

Inventories

	As of
	July 1, 2012	December 31, 2011
Raw materials	$3,347	$4,676
Finished goods	149,473	159,048
Total inventories	$152,820	$163,724

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	July 1, 2012	December 31, 2011
Computer equipment	$6,936	$7,109
Furniture, fixtures and leasehold improvements	12,139	9,757
Software	20,861	19,974
Machinery and equipment	25,191	21,797
Construction in progress	367	662
	65,494	59,299
Less: accumulated depreciation and amortization	(48,212)	(43,415)
Total property and equipment, net	$17,282	$15,884

Depreciation expense was $2.9 million and $5.5 million for the three and six months ended July 1, 2012, respectively, and $2.6 million and $4.9 million for the three and six months ended July 3, 2011, respectively.

Intangibles, net

The following tables present details of the Company’s purchased intangible assets:

	Gross	Accumulated Amortization	Net
July 1, 2012
Customer contracts and relationships	$15,700	$(2,290)	$13,410
Existing technology	18,159	(12,760)	5,399
Core technology	10,800	(7,909)	2,891
Trademarks	2,600	(2,238)	362
Patents	1,270	(244)	1,026
Non-compete	100	(100)	—
Backlog	100	(100)	—
Total intangibles, net	$48,729	$(25,641)	$23,088

	Gross	Accumulated Amortization	Net
December 31, 2011
Customer contracts and relationships	$15,700	$(1,308)	$14,392
Existing technology	14,000	(12,548)	1,452
Core technology	10,800	(7,357)	3,443
Trademarks	2,600	(2,021)	579
Patents	1,270	(180)	1,090
Non-compete	100	(100)	—
Backlog	100	(100)	—
Total intangibles, net	$44,570	$(23,614)	$20,956

In June 2012, the Company recorded $4.2 million of purchased intangible assets, as a result of its acquisition of certain intellectual property of Firetide. The Company designated the acquired intangible assets as existing technology. For further discussion, see Note 3, Business Acquisitions.

Amortization of purchased intangible assets was $1.0 million and $2.0 million for the three and six months ended July 1, 2012, respectively, and $1.2 million, and $2.5 million for the three and six months ended July 3, 2011, respectively. No impairment charges were recorded in the three and six months ended July 1, 2012, and July 3, 2011.

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows:

Year Ending December 31	Amount
2012 (remaining six months)	$2,373
2013	4,458
2014	4,133
2015	3,517
2016	3,209
Thereafter	5,398
Total expected amortization expense	$23,088

Goodwill

The changes in the carrying amount of goodwill during the six months ended July 1, 2012 are as follows:

	Retail	Commercial	Service Provider	Total
Goodwill at December 31, 2011	$33,546	$32,043	$20,355	$85,944
Goodwill acquired during the period	—	3,041	—	3,041
Goodwill at July 1, 2012	$33,546	$35,084	$20,355	$88,985

In June 2012, the Company recorded goodwill of $3.0 million, as a result of its acquisition of certain intellectual property of Firetide. For further discussion, see Note 3, Business Acquisitions. There were no impairments to goodwill during the three and six months ended July 1, 2012 and July 3, 2011.

Other accrued liabilities

	As of
	July 1, 2012	December 31, 2011
Sales and marketing programs	$44,488	$44,394
Warranty obligation	42,712	44,846
Freight	9,036	7,940
Other	24,283	23,300
Total other accrued liabilities	$120,519	$120,480

5.	Product Warranties
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
Changes in the Company’s warranty liability, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Six Months Ended
	July 1, 2012	July 3, 2011
Balance as of beginning of the period	$44,846	$40,513
Provision for warranty liability made during the period	28,282	26,634
Settlements made during the period	(30,416)	(28,831)
Balance at end of period	$42,712	$38,316

6.	Derivative Financial Instruments

The Company’s subsidiaries have had, and will continue to have material future cash flows, including revenue and expenses, which are denominated in currencies other than the Company’s functional currency. The Company and all its subsidiaries designate the U.S. dollar as the functional currency. Changes in exchange rates between the Company’s functional currency and other currencies in which the Company transacts business will cause fluctuations in cash flow expectations and cash flow realized or settled. Accordingly, the Company uses derivatives to mitigate its business exposure to foreign exchange risk. The Company enters into foreign currency forward contracts in Australian dollars, British pounds, Euros, and Japanese yen to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses and existing assets and liabilities. The Company does not enter into derivatives transactions for trading or speculative purposes.

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

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, immateriality, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheet at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of its designated hedges are adjusted to fair value through earnings in other income (expense), net in the unaudited condensed consolidated statement of operations.

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheet to which they were recorded as of July 1, 2012, and December 31, 2011, are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at July 1, 2012	Balance Sheet Location	Fair Value at December 31, 2011
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$719	Prepaid expenses and other current assets	$1,196
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	43	Prepaid expenses and other current assets	41
Total		$762		$1,237

Derivative Liabilities	Balance Sheet Location	Fair Value at July 1, 2012	Balance Sheet Location	Fair Value at December 31, 2011
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(424)	Other accrued liabilities	$(654)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	—	Other accrued liabilities	(69)
Total		$(424)		$(723)

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended July 1, 2012, and July 3, 2011.

The effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three and six months ended July 1, 2012, and July 3, 2011, are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended July 1, 2012
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$659	Net revenue	$682	Other income (expense), net	$(63)
Foreign currency forward contracts	—	Cost of revenue	(5)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(190)	Other income (expense), net	—
Total	$659		$487		$(63)

Derivatives Designated as Hedging Instruments	Six Months Ended July 1, 2012
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$553	Net revenue	$684	Other income (expense), net	$(108)
Foreign currency forward contracts	—	Cost of revenue	(7)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(240)	Other income (expense), net	—
Total	$553		$437		$(108)

Derivatives Designated as Hedging Instruments	Three Months Ended July 3, 2011
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	202	Net revenue	169	Other income (expense), net	(90)
Foreign currency forward contracts	—	Cost of revenue	(4)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(57)	Other income (expense), net	—
Total	202		108		(90)

Derivatives Designated as Hedging Instruments	Six Months Ended July 3, 2011
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(16)	Net revenue	$231	Other income (expense), net	$(128)
Foreign currency forward contracts	—	Cost of revenue	(2)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	2	Other income (expense), net	—
Total	$(16)		$231		$(128)

(a)	Refer to Note 10, Stockholders' Equity, which summarizes the cumulative other comprehensive income activity related to derivatives.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the three and six months ended July 1, 2012, and July 3, 2011.

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

The effects of the Company’s derivatives not designated as hedging instruments in other income (expense), net in the unaudited condensed consolidated statements of operations for the three and six months ended July 1, 2012 and July 3, 2011, are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended July 1, 2012	Six Months Ended July 1, 2012
Foreign currency forward contracts	Other income (expense), net	$793	$49

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended July 3, 2011	Six Months Ended July 3, 2011
Foreign currency forward contracts	Other income (expense), net	(1,037)	(2,896)

7.	Net Income Per Share
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
Net income per share for the three and six months ended July 1, 2012, and July 3, 2011, are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income	$21,522	$20,597	$46,669	$41,786
Weighted average shares outstanding:
Basic	37,978	37,017	37,886	36,712
Dilutive potential common shares	617	951	726	968
Total diluted	38,595	37,968	38,612	37,680

Basic net income per share	$0.57	$0.56	$1.23	$1.14
Diluted net income per share	$0.56	$0.54	$1.21	$1.11

Weighted average stock options and unvested restricted stock awards to purchase 2.7 million shares and 1.6 million shares of the Company’s stock for the three months ended July 1, 2012, and July 3, 2011, respectively, and 2.5 million and 1.7 million shares for the six months ended July 1, 2012, and July 3, 2011, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

8.	Income Taxes

The income tax provision for the three and six months ended July 1, 2012 was $9.9 million or an effective tax rate of 31.6% and $20.5 million or an effective tax rate of 30.5%, respectively. The income tax provision for the three and six months ended July 3, 2011 was $6.7 million or an effective tax rate of 24.7% and $15.9 million or an effective tax rate of 27.5%, respectively. The increase in the effective tax rate for the three and six month periods ended July 1, 2012, compared to the same period in the prior year was primarily caused by reductions in stock option benefits and the expiration of the federal research tax credit.

The Company has recorded the portion of its liability for uncertain tax positions that are not expected to be paid over the next 12 months as part of its long-term liability. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The Company is under examination in various US and foreign jurisdictions including by the U.S. Internal Revenue Service. The examination by the Internal Revenue Service includes the 2008 and 2009 calendar years. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $3.0 million, excluding interest, penalties and the effect of any related deferred tax assets or liabilities.

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At July 1, 2012, the Company had approximately $184 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 1, 2012.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 1, 2012.

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

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court, District of South Carolina. OptimumPath claims that certain of the Company's wireless networking products infringe on OptimumPath's U.S. Patent No. 7,035,281. OptimumPath also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32. On March 26, 2009, the USPTO confirmed the patentability of claims 1-3 and 8-10 without amendment. Shortly thereafter, in March 2009, the District Court granted defendants' motion to transfer the case to the U.S. District Court, Northern District of California. In July 2009, the defendants' petition to challenge the denial of reexamination of claims 4-7 and 11-32 was denied by the USPTO. Since the petition and prosecution were closed, the USPTO issued a Right of Appeal Notice on July 31, 2009, and the defendants chose to appeal the confirmation of claims 1-3 and 8-10 by filing a notice of appeal on August 31, 2009. The Company and OptimumPath attended a Court-ordered mediation on September 22, 2009 but were unable to make progress towards settlement. The Company and other defendants filed a combined claim construction/summary judgment brief on December 23, 2010. OptimumPath responded on January 20, 2011, and the defendants replied on February 3, 2011. The oral arguments on claim construction and the summary judgment motion were made on February 17, 2011. An oral hearing was held on March 9, 2011 in the USPTO and a decision by the USPTO was issued on March 30, 2011 confirming the patentability of claims 1-3 and 8-10. On April 12, 2011, the District Court granted defendants' motion for summary judgment on OptimumPath's claim for literal infringement and defendants' motion to preclude OptimumPath's infringement claims based on the doctrine of equivalents. The Court also found that the accused devices did not infringe under the doctrine of equivalents. The Court also granted defendants' motion for summary judgment that asserted claims 1, 2, 6, and 9 through 13 of the '281 patent were invalidated by various prior art. The pretrial conference and trial dates were vacated. OptimumPath filed its notice of appeal to the Federal Circuit of the District Court's rulings on May 18, 2011. On May 23, 2011, the District Court entered the defendants' joint request for costs in the amount of $103,000, which have not yet been collected or recognized. On June 29, 2011, the Federal Circuit docketed the appeal. In addition, the defendants appealed the USPTO's ruling confirming the patentability of claims 1-3 and 8-10 to the Federal Circuit by filing a Reexamination Notice of Appeal to the Federal Circuit on October 18, 2011. The parties argued OptimumPath's appeal of the District Court's summary judgment rulings before the Federal Circuit on March 5, 2011. On March 7, 2012, the Federal Circuit affirmed the District Court's summary judgment rulings in favor of the defendants. OptimumPath did not appeal the Federal Circuit's ruling upholding the District Court's summary judgment rulings, and on June 20, 2012 the Federal Circuit issued its mandate, meaning that the litigation proceedings are terminated. On June 5, 2012, the parties argued the defendants' appeal of the USPTO rulings before the Federal Circuit, but the outcome of this argument will have no bearing on the favorable outcome for the defendants obtained in the litigation proceedings, and this litigation matter is now concluded. There was no material financial impact to the Company because of this litigation matter.

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

On November 4, 2009, Ruckus filed a complaint in the U.S. District Court, Northern District of California alleging the Company and Rayspan Corporation infringe a patent that is related to the patents previously asserted against the Company and Rayspan Corporation by Ruckus, as discussed above. This asserted patent in this second case is U.S. Patent No. 7,525,486 entitled “Increased wireless coverage patterns.” As with the previous Ruckus action, the WPN824 RangeMax wireless router is the alleged infringing device. The Company challenged the sufficiency of Ruckus's complaint in this new action and moved to dismiss the complaint. Ruckus opposed this motion. The Court partially agreed with the Company's motion and ordered Ruckus to submit a new complaint, which Ruckus did. The initial case management conference occurred on February 11, 2010. On March 25, 2010, the Court ordered a stay until the completion of the '562 Patent's reexamination proceedings in the first Ruckus lawsuit against the Company and Rayspan. The Court instructed the parties to submit status reports to the Court every six months, apprising the Court of the status of the pending reexamination proceedings in the USPTO. Upon final exhaustion of all pending reexamination proceedings of the '562 Patent, including any appeals, the Court ordered the parties to jointly submit to the Court a letter indicating that all appeals have been exhausted and requesting a further case management conference. The case remains stayed.

On November 19, 2010, the Company filed suit against Ruckus in the U.S. District Court, District of Delaware for infringement of four of the Company's patents. The Company alleges that Ruckus's manufacture, use, sale or offers for sale within the United States or importation into the United States of products, including wireless communication products, infringe United States Patent Nos. 5,812,531, 6,621,454, 7,263,143, and 5,507,035, all owned by the Company. The Company granted Ruckus an extension to file its answer to the Company's suit, and on January 11, 2011, Ruckus filed a motion to dismiss the Company's suit based on insufficient pleadings. The Company filed its response to Ruckus's motion on January 31, 2011. In addition, on May 6, 2011, Ruckus filed a motion to transfer venue to the Northern District of California. The Court denied Ruckus' motion to transfer the case to the Northern District of California and granted the Company leave to file an amended complaint rather than address the Ruckus motion to dismiss based on insufficient pleadings. The Company filed the proposed amended complaint. Nevertheless, Ruckus filed a second motion to dismiss based on insufficient pleadings by the Company. On March 28, 2012, the Delaware District Court in a memorandum opinion and order denied Ruckus's second motion to dismiss. A scheduling conference occurred April 18, 2012, and the Company submitted its initial disclosures in the case on May 15, 2012. On May 31, 2012, Ruckus filed its third motion to dismiss, asserting that the Company cannot sustain its indirect infringement and willfulness allegations without pleading pre-suit knowledge of the patents. The Company responded to Ruckus's motion to dismiss on June 18, 2012. The Court released the schedule for the case on June 8, 2012 with Claim Construction and Summary Judgment Hearings scheduled for August 9, 2013 and a ten day jury trial scheduled for October 21, 2013. On July 13, 2012, the Company added to its complaint against Ruckus an allegation of infringement of patent number 6,512,480 (“System and method for narrow beam antenna diversity in an RF data transmission system”) by Ruckus's ZoneFlex and MediaFlex products. It is too early to reasonably estimate any financial impact to the Company because of the Ruckus litigation matters.

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and 30 other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court, Northern District of Alabama. Northpeak alleges that the Company's 802.11b compatible products infringe certain claims of U.S. Patent Nos. 4,977,577 and 5,987,058. The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court, Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the USPTO on the asserted patents. The reexaminations of the patents are proceeding. In March 2011, the USPTO confirmed the validity of the asserted claims of the '577 patent over certain prior art references. In April 2011, the USPTO issued a final office action rejecting both asserted claims of the '058 patent as being obvious in light of the prior art. The case remains stayed by stipulation, and no trial date has been set. The Company does not expect there to be a material financial impact to the Company because of this litigation matter.

Ericsson v. NETGEAR

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516; 6,330,435; 6,424,625; 6,519,223; 6,772,215; 5,987,019; 6,466,568; and 5,771,468. Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants' IEEE 802.11-compliant products. In addition, Ericsson alleged that the Company infringed the claimed methods and apparatuses of the '468 Patent through the Company's PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On March 1, 2011, the defendants filed a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On March 21, 2011, Ericsson filed is opposition to the motion, and on April 1, 2011, defendants filed their reply to Ericsson's opposition to the motion to transfer. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on Jun 9, 2011, the Court set a Markman hearing for June 28, 2012 and trial for June 3, 2013. On June 14, 2011, Ericsson submitted its infringement contentions against the Company. On September 29, 2011, the Court denied the defendants motion to transfer venue to the Northern District of California. In advance of the Markman hearing, the parties on March 9, 2012 exchanged proposed constructions of claim terms and on April 9, 2012 filed the Joint Claim Construction Statement with the District Court. On May 8, 2012, Ericsson submitted its opening Markman brief and on June 1, 2012 the defendants submitted their responsive Markman brief. Ericsson's Reply Markman brief was submitted June 15, 2012, and on June 28, 2012 the Markman hearing was held in the Eastern District of Texas. The Court has not yet released its Markman Order construing the claims of Ericsson's asserted patents. On June 21, 2012, Ericsson dismissed the '468 patent (“Multi-purpose base station”) with prejudice and gave the Company a covenant not to sue as to products in the marketplace now or in the past. On June 22, 2012, Intel filed its Complaint in Intervention, meaning that Intel is now an official defendant in the Ericsson case. Discovery is ongoing. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

Fujitsu v. NETGEAR

On September 3, 2010, Fujitsu filed a complaint against the Company, Belkin International, Inc., Belkin, Inc., D−Link Corporation, D−Link Systems, Inc., ZyXEL Communications Corporation, and Zyxel Communications, Inc in the U.S. District Court, Northern District of California alleging that certain of the Company's products infringe upon Fujitsu's U.S. patent Re. 36,769 patent ('769 Patent) through various cards and interface devices within the Company's products. The Company answered the complaint denying the allegations of infringement and claiming that the asserted patent is invalid. In addition, the Company filed a motion to disqualify counsel for Fujitsu. The Company's disqualification motion was argued before the Court on December 16, 2010, and on December 22, 2010, the Court granted the Company's motion and disqualified counsel for Fujitsu. In response, Fujitsu requested a stipulation from all parties to reset the case management conference and scheduled hearing dates for the motions to dismiss. The initial case management conference was held on March 18, 2011. A claim construction hearing was held on October 14, 2011. On February 3, 2012, the Court issued its claim construction order based on the claim construction hearing. On March 3, 2011, the Fujitsu patent emerged from the latest ex-parte reexamination in the USPTO that was initiated by Belkin, Inc. The USPTO examiner rejected five of the “wired” claims in the patent, but found that the majority of claims of the patent were valid.

Expert discovery opened May 4, 2012 with the exchange of initial expert reports. Rebuttal expert reports were exchanged on May 25, 2012, and expert discovery closed on June 8, 2012. A further case management conference was held on May 9, 2012 where the Court ordered that by June 12, 2012 Fujitsu must file a status report narrowing its asserted claims to no more than 10 claims, and narrowing the accused products accordingly, and Fujitsu filed the status report on the due date. By July 3, 2012, the Court ordered the Defendants to file a status report reducing its number of prior art references and obviousness combinations, and Defendants filed the status report on the due date. The Court also limited Fujitsu to one motion for summary judgment and allowed Defendants to jointly file two summary judgment motions. The Court further implemented the following dates: last day to file disposition motions of July 26, 2012; hearing on dispositive motions on September 6, 2012 at 1:30 pm; final pretrial conference on November 1, 2012; and jury trial beginning November 26, 2012. The Court ordered the length of the trial to be 10 days. The Court also set a further case management conference for September 6, 2012, immediately following the hearing on any dispositive motions filed. The parties submitted their summary judgment motions on July 26, 2012. Fujitsu submitted a summary judgment motion arguing that the defendants infringe the '769 Patent. The defendants submitted two summary judgment motions. The first argued that any infringement by the defendants was not willful, and the second argued that the '769 Patent is invalid. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

Powerline Innovations, LLC v. NETGEAR

On August 6, 2011 the Company, along with 16 other companies, was sued in the U.S. District Court, Eastern District of Texas, Tyler Division for patent infringement by a non-practicing entity called Powerline Innovations, LLC (“Powerline Innovations”).  This is a single patent case, involving U.S. Patent No. 5,471,190, entitled “Method and Apparatus for Resource Allocation in a Communication Network System.”  On the same day that it filed suit against the Company and 16 other companies, Powerline Innovations sued 14 additional companies in a separate suit in U.S. District Court, Eastern District of Texas for infringement of the same patent.  The complaint against the Company alleges that it infringes  the 5,471,190 patent based on the Company's use of methods for establishing control relationships between plural devices and names the Company's Powerline AV Ethernet Adapter, Model XAV101, as an accused infringing product. The Company answered the plaintiff's complaint on December 12, 2011, and asserted that it has not infringed the patent in suit and that the patent in suit is invalid. In addition, the Company asserted various affirmative defenses. An initial status conference took place on August 6, 2012. The Company does not expect there to be a material financial impact to the Company because of this litigation matter.

NETGEAR v. Innovatio IP Ventures LLC.

On November 16, 2011, the Company filed a declaratory judgment action in the District of Delaware for non-infringement and invalidity of 17 WiFi-related patents brought in the approximately 15 actions throughout the United States by Innovatio IP Ventures LLC (“Innovatio”) against end user customers of the Company and other companies. Shortly after filing the declaratory judgment action, the Company filed a response supporting Cisco Systems, Inc.'s and Motorola Solutions, Inc.'s Motion to Transfer for Coordinated Pretrial Proceedings Pursuant to 28 U.S.C. § 1407 that was before the United States Judicial Panel on Multidistrict Litigation (“JPML”). The pending motion to transfer would serve to consolidate all of the Innovatio lawsuits - including NETGEAR's pending declaratory judgment action in Delaware-and transfer them to a single court for coordinated pretrial proceedings. On December 28, 2011, the JPML issued an order transferring the Innovatio actions throughout the United States, including the Company's declaratory judgment action, to the United States District Court for the Northern District of Illinois. Thus, the Company's declaratory judgment action and approximately 15 other similar cases will now proceed in the Northern District of Illinois in a consolidated fashion. The status conference originally scheduled for March 27, 2012 was postponed by the District Court until April 10, 2012. At the conference, the District Court discussed two primary issues (1) case phasing (i.e., which subset of defendants should proceed after Markman Hearing through the remaining proceedings) and (2) the defendants' proposal on damages contentions. The District Court stated that it tentatively felt that the case should proceed with one or more WiFi hardware suppliers after the Markman Hearing, but was going to reserve a final ruling on the issue. The District Court withheld ordering damages contentions for the time being. The District Court also ordered that the parties prepare a joint pretrial order reflecting the court's decisions and the schedule for the case. On July 10, 2012, Innovatio answered the Declaratory Judgment Complaint filed by the Company with various counterclaims, cross claims, and affirmative defenses. In its answer, Innovatio accused the Company of infringing six WiFi-related patents in addition to the 17 WiFi-related patents on which the Company brought its declaratory judgment action of non-infringement and invalidity. The Company filed its answer to Innovatio's various counterclaims, cross claims, and affirmative defenses on August 3, 2012. Discovery in this case has commenced. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

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

On April 3, 2012, the Company filed suit against Harris in the District Court of the Northern District of California asserting that Harris infringes four of the Company's patents. In the complaint, the Company alleges that Harris infringes: a) U.S. Patent No. 6,718,030 (“the '030 Patent”), entitled “Virtual Private Network System and Method Using Voice of Internet Protocol” through Harris's VIDA Network and products, the VIDA Telephone Interconnect (VTI), the MASTR III Base Station, and the EDACS MASTR III repeater; b) U.S. Patent No. 7,200,400 (“the '400 Patent”), entitled “Mobile to 802.11 Voice Multi-Network Roaming Utilizing SIP Signaling With SIP Proxy or Redirect Server” through Harris's VIDA Network and products, the Inter-RF Subsystem Interface (ISSI) Gateway, the Interoperability Gateway, and the UNITY XG-100P Portable Radio; c) U.S. Patent No. 7,218,722 (“the '722 Patent”), entitled “System and Method For Proving Call Management Services in a Virtual Private Network Using Voice or Video Over Internet Protocol” through Harris's VIDA Network and products, the VIDA Telephone Interconnect (VTI), the P7200 Portable Radio, the OpenSky Network and Products, the MASTR III Base Station, and EDACS MASTR III repeater; and d) U.S. Patent No. 7,936,714 (“the '714 Patent”), entitled “Spectrum Allocation System and Method For Multi-Band Wireless RF Data Communications” through Harris's UNITY XG-100P Portable Radio. Harris requested an extension until June 27, 2012 to answer the complaint, and the Company granted Harris's extension. Harris responded to the complaint on the due date. In addition, the offensive case was reassigned to Judge Rogers. The initial case management conference is scheduled for August 20, 2012. It is too early to reasonably estimate any financial impact to the Company because of the Harris litigation matters.

U.S. Ethernet Innovation, LLCs v. NETGEAR

On June 22, 2012, U.S. Ethernet Innovations, LLC (“USEI”) sued the Company in the District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Numbers 5,732,094 (“Method for automatic initiation of data transmission”); 5,434,872 (“Apparatus for automatic initiation of data transmission”); 5,299,313 (“Network interface with host independent buffer management”) and 5,530,874 (“Network adapter with an indication signal mask and an interrupt signal mask”). USEI is a patent holding entity with a nominal office in the Eastern District of Texas. The accused products include products such as the “Netgear RT311 Internet Gateway Router.” The Company has received an extension until August 17, 2012 to answer the complaint. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

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

Environmental Regulation

The European Union (“EU”) enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company's consolidated results of operations and financial position for the three and six months ended July 1, 2012. The WEEE Directive is expected to be recast on August 13, 2012 and is scheduled to go into force on February 14, 2014. The Company expects no material impact on the its consolidated results of operations and financial positions due to this recasting. Similar WEEE

Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company continues to monitor WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance. The Company believes it has met the applicable requirements of current WEEE Legislation and similar legislation in other jurisdictions, to the extent implementation requirements have been published.

Additionally, the EU enacted the Restriction of Hazardous Substances Directive (“RoHS Legislation”), the REACH Directive and the Battery Directive. EU RoHS Legislation, along with similar legislation in China, requires manufacturers to ensure certain substances, including polybrominated biphenyls (“PBD”), polybrominated diphenyl ethers (“PBDE”), mercury, cadmium, hexavalent chromium and lead (except for allowed exempted materials and applications), are below specified maximum concentration values in certain products put on the market after July 1, 2006. The RoHS Directive was recast on July 21, 2011 and is scheduled to go into force on January 3, 2013. The Company expects no material impact on the its consolidated results of operations and financial positions due to this recasting. The REACH Directive requires manufacturers to ensure the published list of substances of very high concern in certain products are below specified maximum concentration values. The Battery Directive prohibits use of certain types of battery technology in certain products. The Company believes it has met the requirements of the RoHS Legislation, the REACH Directive and the Battery Directive.

Additionally, the EU enacted the Energy Using Product (“EuP”) Directive, which came into force in August of 2007.  The EuP Directive required manufacturers of certain products to meet minimum energy efficiency performance requirements. These requirements were documented in EuP implementing measures issued for specific product categories.  The implementing measures affecting the Company's products are minimum power supply efficiencies and may include required equipment standby modes, which also reduce energy consumption. The EuP Directive was repealed in November of 2009 and replaced by the Energy Related Products ("ErP") Directive, which now encompasses the same implementing measures of the former EuP Directive, but has a wider product scope.  The ErP Directive came into force on November 20, 2009.  The Company is in compliance with applicable implementing measures of the ErP Directives since it came into force.

10.	Stockholders' Equity

Common Stock Repurchase Program

On October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6,000,000 shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. The Company did not repurchase any shares under this authorization during the three and six months ended July 1, 2012, and July 3, 2011.
The Company repurchased approximately 22,000 shares, or $0.8 million of common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the six months ended July 1, 2012. Similarly, during the six months ended July 3, 2011, the Company repurchased approximately 24,000 shares, or $0.9 million of common stock, respectively, under the same program to help facilitate tax withholding for RSUs.
These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
Cumulative Other Comprehensive Income, Net

The following table sets forth the components of cumulative other comprehensive income, net of related taxes, as of July 1, 2012 and December 31, 2011 (in thousands):

	As of
	July 1, 2012	December 31, 2011
Net unrealized gains on derivative instruments	$122	$6
Net unrealized (losses) gains on available-for-sale securities	(6)	17
Total cumulative other comprehensive income, net of taxes	$116	$23

11.	Employee Benefit Plans
The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, and 2003 Stock Plan under which awards may be granted to all employees. Award vesting periods for these plans are generally four years. As of July 1, 2012, a total of 2,864,065 shares were reserved for future grants under these plans.
Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As of July 1, 2012, a total of 422,460 shares were reserved for future grants under the ESPP.
Option Activity
Stock options activity during the six months ended July 1, 2012, was as follows:

	Options Outstanding
	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
December 31, 2011	3,950	$27.03
Granted	1,059	34.12
Cancelled and expired	(251)	29.48
Exercised	(286)	22.13
July 1, 2012	4,472	$28.88

RSU Activity

RSU activity during the six months ended July 1, 2012, was as follows:

	RSUs Outstanding
	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)	(in dollars)
December 31, 2011	177	$27.86
RSUs granted	50	31.64
RSUs vested	(100)	29.14
RSUs cancelled	(9)	30.59
July 1, 2012	118	$28.17

Valuation and Expense Information
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on a combination of the historical volatility of the Company's stock. The weighted average assumptions for option grants for the three and six months ended July 1, 2012 and July 3, 2011 based on its historical experience.

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Expected life (in years)	4.4	4.4	4.4	4.4
Risk-free interest rate	0.62% - 0.71%	1.73%	0.58% - 0.91%	1.80%
Expected volatility	52.1%	50.0%	52.1%	50.0%
Dividend yield	—	—	—	—

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cost of revenue	$278	$243	$548	$478
Research and development	677	606	1,288	1,267
Sales and marketing	1,191	1,384	2,385	2,685
General and administrative	1,249	1,275	2,566	2,450
Total stock-based compensation	$3,395	$3,508	$6,787	$6,880

As of July 1, 2012, $28.3 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.53 years. Additionally, $2.7 million of total unrecognized compensation cost related to non-vested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 0.91 years.

12.	Segment Information, Operations by Geographic Area and Significant Customers

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company operates in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, storage and digital media products to connect people with the Internet and their content and devices. The commercial business unit consists of business networking, storage and security solutions without the cost and complexity of Big IT. The service provider business unit consists of made-to-order and retail proven, whole home networking solutions sold to service providers for sale to their customers. Each business unit is managed by a Senior Vice President/General Manager. The Company believes this structure enables it to better focus its efforts on the Company’s core customer segments and allows it to be more nimble and opportunistic as a company overall.

In the second quarter of 2012, the CEO began temporarily serving as interim General Manager of the commercial business unit due to the previous general manager's departure from the Company. The CEO will continue to serve as interim general manager until a replacement is established.

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, general and administrative costs, stock-based compensation expenses, amortization of intangibles, acquisition-related integration costs, restructuring costs, litigation reserves and interest and other income (expense), net. The Company does not evaluate operating segments using discrete asset information.

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net revenues:
Retail	$113,824	$107,869	242,801	224,994
Commercial	80,626	77,112	$155,258	$156,734
Service provider	126,205	106,259	$248,216	$188,335
Total net revenues	320,655	291,240	$646,275	$570,063
Contribution income:
Retail	$18,559	$21,007	$44,831	$40,885
Retail contribution margin	16.3%	19.5%	18.5%	18.2%
Commercial	19,429	16,122	$32,274	$33,703
Commercial contribution margin	24.1%	20.9%	20.8%	21.5%
Service Provider	9,609	9,020	$22,539	$17,401
Service Provider contribution margin	7.6%	8.5%	9.1%	9.2%
Total segment contribution income	47,597	46,149	99,644	91,989
Corporate and unallocated costs	(12,201)	(11,380)	(23,564)	(21,992)
Amortization of intangible assets (1)	(1,016)	(1,189)	(1,963)	(2,546)
Stock-based compensation expense	(3,395)	(3,508)	(6,787)	(6,880)
Restructuring and other charges	—	(2,094)	—	(2,094)
Acquisition related compensation	—	(20)	—	(40)
Impact to cost of sales from acquisition accounting adjustments to inventory	—	(609)	—	(609)
Litigation reserves, net	—	225	(151)	278
Interest income	116	106	235	235
Other income (expense), net	354	(341)	(247)	(671)
Income before income taxes	$31,455	$27,339	$67,167	$57,670
________________________________

(1)	Amount excludes amortization expense related to patents within purchased intangible assets in costs of revenues.

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

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
United States	$158,046	$146,727	$322,791	$274,491
Americas (excluding U.S.)	5,392	2,799	9,002	6,982
United Kingdom	47,210	40,188	96,604	86,821
EMEA (excluding U.K.)	70,605	70,143	146,292	146,130
APAC	39,402	31,383	71,586	55,639
Total net revenue	$320,655	$291,240	$646,275	$570,063
Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	July 1, 2012	December 31, 2011
United States	$10,291	$9,901
Americas (excluding U.S.)	39	44
EMEA	630	331
China	5,340	4,909
APAC (excluding China)	982	699
	$17,282	$15,884
Significant customers as a percentage of net revenues are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Virgin Media Limited and Affiliates (Service Provider)	10%	9%	10%	10%
Ingram Micro, Inc. and Affiliates (Distributor)	9%	10%	9%	10%
Best Buy Co., Inc. and Affiliates (Retailer)	7%	10%	8%	12%
All others	74%	71%	73%	68%
	100%	100%	100%	100%

13.	Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities at fair value on a recurring basis.
The following tables summarize the valuation of the Company’s financial instruments as of July 1, 2012 (in thousands):

	As of July 1, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$26,868	$26,868	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	200,493	200,493	—	—
Available-for-sale securities—Certificates of Deposit (1)	2,780	2,780	—	—
Foreign currency forward contracts (2)	763	—	763	—
Total	$230,904	$230,141	$763	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of July 1, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(424)	$—	$(424)	$—
Total	$(424)	$—	$(424)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.
The following tables summarize the valuation of the Company’s financial instruments as of December 31, 2011 (in thousands):

	As of December 31, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$24,844	$24,844	$—	$—
Available-for-sale securities—Treasuries (1)	144,703	144,703	—	—
Available-for-sale securities-Certificates of Deposit (1)	94	94	—	—
Foreign currency forward contracts (2)	1,237	—	1,237	—
Total	$170,878	$169,641	$1,237	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(723)	$—	$(723)	$—
Total	$(723)	$—	$(723)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A+/A2 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At July 1, 2012, and December 31, 2011, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

14.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $3.2 million and $6.4 million for the three and six months ended July 1, 2012, respectively, and $3.6 million and $6.8 million for the three and six months ended July 3, 2011, respectively.

15.	Restructuring and Other Charges

There were no restructuring charges or other charges during the three and six months ended July 1, 2012.  During the three and six months ended July 3, 2011, the Company incurred $1.6 million in restructuring costs for employee severance related to the reorganization into three specific business units: retail, commercial, and service provider.  In addition, the Company incurred $0.5 million in transition services in connection with the acquisition of the CNS division of Westell Technologies, Inc. Refer to Note 3, Business Acquisitions for additional information regarding the CNS acquisition. The Company presents expenses related to restructuring and other charges as a separate line item in its unaudited condensed consolidated statements of operations.

16.	Subsequent Events

AVAAK Inc. Acquisition

On July 2, 2012, the Company acquired 100% of the voting equity interests of AVAAK, Inc. ("AVAAK"), a privately-held company that develops wire-free video networking products for a total purchase consideration of $24 million in cash. The Company believes the acquisition will bolster its retail business unit product offerings and expand its presence into the smart home market. The results of AVAAK's operations will be included in the financial results of the quarter ending September 30, 2012. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.

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

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Fry’s Electronics, Radio Shack, Staples, Target, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), Dick Smith (Australia), JB HiFi (Australia) and Elkjop (Norway). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers, including Ingram Micro and Best Buy. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future. Our service provider business has grown substantially, with Virgin Media representing approximately 10% of our net revenue for the three months ended July 1, 2012, and it is difficult to ascertain a seasonal pattern given that the business is less predictable than our other core businesses.

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

Our net revenue increased $29.5 million, or 10.1%, to $320.7 million for the three months ended July 1, 2012, from $291.2 million for the three months ended July 3, 2011, primarily due to increased sales of our broadband gateway and switch products, partially offset by a decrease in sales of our network storage products. The decrease in sales of our network storage products is reflective of the continued fallout from the Thailand floods in 2011 and the resulting impact to the storage market. We expect disk supply will continue to improve and pricing will ease over the next two quarters. From a geographic perspective, an increase in net revenue was experienced across all three geographic regions, with stronger growth in the Americas and APAC regions, and modest growth in EMEA due to the weak macroeconomic environment in that region. From a segment perspective, the increase in net revenue was experienced across all three segments, with the strongest growth in service provider.

Service provider has done exceptionally well during the first half of 2012, driven by our ability to deliver on short notice. We believe that service providers were readying their networks for the 2012 London Olympics and that this Olympics will mark a sea change in delivery of on-line live and delayed content. Post the Olympics, we expect that volumes in service provider will drop as our service provider customers take a breather in their drive for new subscribers. As a result, we are anticipating a decline in service provider revenue in the next quarter.

Our gross margin decreased to 29.5% for the three months ended July 1, 2012, from 31.0% for the three months ended July 3, 2011. The decrease in gross margin was primarily attributable to the higher percentage of our total net revenue derived from sales to service providers, which generally carry lower gross margins. Operating expenses for the three months ended July 1, 2012 was $63.7 million, or 19.8% of net revenue, compared to $62.8 million, or 21.5% of net revenue, for the three months ended July 3, 2011. This increase was primarily attributable to increases of $1.6 million in research and development projects, $1.3 million in salary and other employee related expenses due to headcount growth, and $1.0 million in increased legal fees, partially offset by a decrease of $1.2 million in both marketing and call center costs.

Net income increased $0.9 million, or 4.5%, to $21.5 million for the three months ended July 1, 2012, from $20.6 million for the three months ended July 3, 2011. This increase was primarily due to an increase in gross profit of $4.3 million, which was largely attributable to revenue growth. The increase in gross profit was partially offset by increases in the provision for income taxes and operating expenses of $3.2 million and $0.9 million, respectively.

On June 4, 2012, we acquired certain intellectual property of Firetide, Inc. (“Firetide”) at a purchase price of $7.2 million in cash. The acquisition included intangible assets that existed at the closing date, including IP contracts, technology assets, business technology, and goodwill. We also gained 17 additional headcount as a result of the acquisition. We believe the acquisition will bolster our wireless product offerings in our commercial business unit and strengthen our market position in the small to medium size campus wireless LAN market. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting.

On July 2, 2012, we acquired AVAAK, Inc. ("AVAAK"), a privately-held company that develops wire-free video networking products for a total purchase consideration of $24 million in cash. We believe the acquisition will bolster our retail business unit product offerings and expand our presence into the smart home market. The results of AVAAK's operations will be included in the financial results of the quarter ending September 30, 2012. The historical results of operations of AVAAK prior to the acquisition were not material to our results of operations.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations and the percentage change for the three and six months ended July 1, 2012, with the comparable reporting periods in the preceding year.

	Three Months Ended			Six Months Ended
	July 1, 2012	% Change	July 3, 2011	July 1, 2012	% Change	July 3, 2011
	(In thousands, except percentage data)
Net revenue	$320,655	10.1%	$291,240	$646,275	13.4%	$570,063
Cost of revenue	226,017	12.5%	200,863	451,788	15.3%	391,900
Gross profit	94,638	4.7%	90,377	194,487	9.2%	178,163
Operating expenses:
Research and development	14,757	30.0%	11,350	28,878	29.1%	22,364
Sales and marketing	37,677	(3.5)%	39,036	76,647	1.3%	75,684
General and administrative	11,219	6.4%	10,548	21,632	7.1%	20,193
Restructuring and other charges	—	(100.0)%	2,094	—	(100.0)%	2,094
Litigation reserves, net	—	(100.0)%	(225)	151	**	(278)
Total operating expenses	63,653	1.4%	62,803	127,308	6.0%	120,057
Income from operations	30,985	12.4%	27,574	67,179	15.6%	58,106
Interest income	116	9.4%	106	235	—%	235
Other income (expense), net	354	**	(341)	(247)	(63.2)%	(671)
Income before income taxes	31,455	15.1%	27,339	67,167	16.5%	57,670
Provision for income taxes	9,933	47.3%	6,742	20,498	29.0%	15,884
Net income	$21,522	4.5%	$20,597	$46,669	11.7%	$41,786
 ** Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net revenue	100%	100%	100%	100%
Cost of revenue	70.5%	69.0%	69.9%	68.7%
Gross margin	29.5%	31.0%	30.1%	31.3%
Operating expenses:
Research and development	4.6%	3.9%	4.5%	3.9%
Sales and marketing	11.7%	13.4%	11.9%	13.3%
General and administrative	3.5%	3.6%	3.3%	3.5%
Restructuring and other charges	—%	0.7%	—%	0.4%
Litigation reserves, net	—%	(0.1)%	0.0%	0.0%
Total operating expenses	19.8%	21.5%	19.7%	21.1%
Income from operations	9.7%	9.5%	10.4%	10.2%
Interest income	0.0%	0.0%	0.0%	0.0%
Other income (expense), net	0.1%	(0.1)%	0.0%	(0.1)%
Income before income taxes	9.8%	9.4%	10.4%	10.1%
Provision for income taxes	3.1%	2.3%	3.2%	2.8%
Net income	6.7%	7.1%	7.2%	7.3%

Three Months Ended July 1, 2012 Compared to Three Months Ended July 3, 2011

Net Revenue

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition and net changes in deferred revenue.

Net revenue increased $29.5 million, or 10.1%, to $320.7 million for the three months ended July 1, 2012, from $291.2 million for the three months ended July 3, 2011, primarily due to increased sales of our broadband gateway and switch products, partially offset by a decrease in sales of our network storage products. We experienced an increase in revenues across all three geographic regions with particularly strong sales in the Americas and APAC regions, and in all three business segments with particularly strong sales in the service provider market. For further discussion of net revenue by geographic region see the section entitled "Net Revenue by Geographic Region." For further discussion of net revenue by segment see the section entitled “Segment Information.”

Net Revenue by Geographic Region

	Three Months Ended
	July 1, 2012	% Change	July 3, 2011
	(In thousands, except percentage data)
Americas	$163,438	9.3%	$149,526
Percentage of net revenue	51.0%		51.3%
EMEA	$117,815	6.8%	$110,331
Percentage of net revenue	36.7%		37.9%
APAC	$39,402	25.6%	$31,383
Percentage of net revenue	12.3%		10.8%
Total net revenue	$320,655	10.1%	$291,240

The increase in Americas net revenue was primarily driven by sales of our cable and DSL gateways, wireless range extenders and switch product lines, partially offset by a decrease in sales of our wireless routers. The increase in EMEA net revenue was primarily driven by an increase in sales of our home wireless products and cable gateways, partially offset by a decrease in sales of network storage products. The increase in APAC was primarily driven by an increase in sales of our cable and DSL gateways, powerline and home wireless products, partially offset by a decrease in sales of network storage products.

The Americas continues to represent the largest percentage of our net revenues, while APAC increased as a percentage of revenue, primarily due to increased service provider demand for our Docsis 3.0 and DSL gateways. EMEA decreased as a percentage of revenues as the region continues to experience softening in demand as a result of the weak macroeconomic environment.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of the following: the cost of finished products from our third party contract manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; warranty costs associated with returned goods; write-downs for excess and obsolete inventory and amortization expense of certain acquired intangibles. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other sales incentives, changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight, conversion costs and charges for excess or obsolete inventory. The following table presents costs of revenue and gross margin, for the periods indicated:

	Three Months Ended
	July 1, 2012	% Change	July 3, 2011
	(In thousands, except percentage data)
Cost of revenue	$226,017	12.5%	$200,863
Gross margin percentage	29.5%		31.0%

Cost of revenue increased $25.1 million, or 12.5%, to $226.0 million for the three months ended July 1, 2012, from $200.9 million for the three months ended July 3, 2011. Our gross margin decreased to 29.5% for the three months ended July 1, 2012, from 31.0% for the three months ended July 3, 2011. The decrease in gross margin percentage was primarily attributable to relatively faster growth in our revenue from service providers, which generally carries lower gross margins than our other products. Sales to service providers increased as a percentage of net revenue to 39.4% in the three months ended July 1, 2012 compared to 36.5% in the three months ended July 3, 2011. Also contributing to the decrease in gross margin percentage was our use of more air freight to meet an upside in demand from our service provider and retail business units, as well as an increase in obsolete inventory charges for the three months ended July 1, 2012 as compared to the same period a year ago.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes and other consulting fees. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to enhance our ability to introduce innovative and easy-to-use products. In the future, we expect research and development expenses will increase in absolute dollars and as a percentage of revenue as we broaden our core competencies and expand into new software and networking product technologies. The following table presents research and development expense, for the periods indicated:

	Three Months Ended
	July 1, 2012	% Change	July 3, 2011
	(In thousands, except percentage data)
Research and development expense	$14,757	30.0%	$11,350
Percentage of net revenue	4.6%		3.9%

Research and development expenses increased $3.4 million, or 30.0%, to $14.8 million for the three months ended July 1, 2012, from $11.4 million for the three months ended July 3, 2011. Additionally, research and development expense increased as a percentage of net revenue to 4.6% for the three months ended July 1, 2012 as compared to 3.9% for the three months ended July 3, 2011. These increases were primarily driven by an increase of $1.5 million in design costs primarily attributable to investments in product development, and $1.4 million in payroll and other headcount-related costs driven by headcount growth of 48 employees to 248 employees at July 1, 2012 compared to 200 employees at July 3, 2011 to support our research and development efforts.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended
	July 1, 2012	% Change	July 3, 2011
	(In thousands, except percentage data)
Sales and marketing expense	$37,677	(3.5)%	$39,036
Percentage of net revenue	11.7%		13.4%

Sales and marketing expenses decreased $1.3 million, or 3.5%, to $37.7 million for the three months ended July 1, 2012, from $39.0 million for the three months ended July 3, 2011. Additionally, sales and marketing expense decreased as a percentage of net revenue to 11.7% for the three months ended July 1, 2012 as compared to 13.4% for the three months ended July 3, 2011. These decreases were primarily due to our efforts to manage costs. Specifically, marketing costs decreased $1.2 million during the three months ended July 1, 2012 as compared to the same period a year ago primarily due to fewer marketing campaigns, and call center costs decreased by $1.2 million due to an increase in our usage of lower-cost remote technical support. Payroll and other employee expenses were relatively flat, with sales and marketing headcount increasing by 10 employees to 351 employees at July 1, 2012 compared to 341 employees at July 3, 2011.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Three Months Ended
	July 1, 2012	% Change	July 3, 2011
	(In thousands, except percentage data)
General and administrative expense	$11,219	6.4%	$10,548
Percentage of net revenue	3.5%		3.6%

General and administrative expenses increased $0.7 million, or 6.4%, to $11.2 million for the three months ended July 1, 2012, from $10.5 million for the three months ended July 3, 2011. The increase was primarily attributable to a $1.0 million increase in outside legal service costs due to additional litigation activities and, to a lesser extent, merger and acquisition activity. General and administrative headcount increased by 15 employees to 117 employees at July 1, 2012 compared to 102 employees at July 3, 2011; however payroll and other employee expenses decreased as the increase in salary expense driven by headcount growth was partially offset by a decrease in variable compensation and other employee related expenses. General and administrative expense as a percentage of net revenue was relatively flat, primarily due to our efforts to manage costs.

Litigation Reserve

We did not record any litigation reserve charges or benefits during the three months ended July 1, 2012. During the three months ended July 3, 2011, we recorded a benefit of $225,000 as the result of a recovery due to indemnification of one of our suppliers for previously reserved amounts.

For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous expenses. The following table presents interest income and other income (expense), net, for the periods indicated:

	Three Months Ended
	July 1, 2012	% Change	July 3, 2011
	(In thousands, except percentage data)
Interest income	$116	9.4%	$106
Other income (expense), net	354	**	(341)
Total interest income and other income (expense), net	$470	**	$(235)

Interest income increased $10,000 to $116,000 for the three months ended July 1, 2012 from $106,000 for the three months ended July 3, 2011. The increase in interest income was primarily attributable to an increase in our average balance of cash, cash equivalents, and short-term investments in the three months ended July 1, 2012, as compared to the three months ended July 3, 2011.

Other income (expense), net, increased $0.7 million, to income of $0.4 million for the three months ended July 1, 2012, as compared to expense of $0.3 million for the three months ended July 3, 2011. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during three months ended July 1, 2012. The income of $0.4 million is primarily related to the income from hedged currencies. For details of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The income tax provision for the three months ended July 1, 2012 was $9.9 million or an effective tax rate of 31.6%, compared to the tax provision for the three months ended July 3, 2011 of $6.7 million or an effective tax rate of 24.7%. The increase in the effective tax rate for the three month period ended July 1, 2012 compared to the same period in the prior year was primarily caused by reductions in stock option benefits and the expiration of the federal tax research credit. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various US and foreign jurisdictions including by the US Internal Revenue Service. The examination by the Internal Revenue Service includes the 2008 and 2009 calendar years.

Net Income

Net income increased $0.9 million, or 4.5%, to $21.5 million for the three months ended July 1, 2012, from $20.6 million for the three months ended July 3, 2011. This increase was primarily due to an increase in gross profit of $4.3 million, which was largely attributable to revenue growth. The increase in gross profit was partially offset by increases in the provision for income taxes and operating expenses of $3.2 million and $0.9 million, respectively.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 12, Segment Information, Operations by Geographic Area and Significant Customers, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended July 1, 2012 with the comparable reporting periods in the preceding year.

Retail

	Three Months Ended
	July 1, 2012	% Change	July 3, 2011
	( in thousands, except percentage data)
Net revenue	$113,824	5.5%	$107,869
Percentage of net revenue	35.5%		37.0%
Contribution income	18,559	(11.7)%	21,007
Contribution margin	16.3%		19.5%

Net revenue increased $5.9 million, or 5.5%, to $113.8 million for the three months ended July 1, 2012, from $107.9 million for the three months ended July 3, 2011. The increase is primarily due to strong sales of our home wireless products, partially offset by a decrease in sales of our multimedia and wired products. Contribution income decreased $2.4 million, or 11.7%, to $18.6 million for the three months ended July 1, 2012, from $21.0 million for the three months ended July 3, 2011. The decrease was primarily due to cost of sales and operating expenses growing at a faster pace than revenue. Specifically, costs of sales were impacted by higher air freight costs to meet an upside in retail demand and an increase in excess and obsolete inventory charges. The increase in operating expenses was driven primarily by increased headcount, investments in research and development, and product marketing campaigns.
Commercial

	Three Months Ended
	July 1, 2012	% Change	July 3, 2011
	(in thousands, except percentage data)
Net revenue	$80,626	4.6%	$77,112
Percentage of net revenue	25.1%		26.5%
Contribution income	19,429	20.5%	16,122
Contribution margin	24.1%		20.9%

Net revenue increased $3.5 million, or 4.6%, to $80.6 million for the three months ended July 1, 2012, from $77.1 million for the three months ended July 3, 2011. The increase is primarily driven by increased sales of our switch and wireless products, partially offset by a decrease in sales of our network storage products. The decrease in sales of our network storage products is reflective of the continued fallout from the Thailand floods in 2011 and the resulting impact to the storage market. We expect disk supply will continue to improve and pricing will ease over the next two quarters. Contribution income increased $3.3 million, or 20.5%, to $19.4 million for the three months ended July 1, 2012, from $16.1 million for the three months ended July 3, 2011. This increase was primarily due to our lowering operating expenses while keeping cost of revenues in line with revenue growth. Specifically, sales and marketing, as well as product marketing costs were down in the three months ended July 1, 2012 as compared to the same period a year ago, primarily due to a 5.5% decrease in aggregate sales and marketing and product marketing headcount to 173 employees at July 1, 2012 from 183 employees at July 3, 2011.
Service Provider

	Three Months Ended
	July 1, 2012	% Change	July 3, 2011
	( in thousands, except percentage data)
Net revenue	$126,205	18.8%	$106,259
Percentage of net revenue	39.4%		36.5%
Contribution income	9,609	6.5%	9,020
Contribution margin	7.6%		8.5%

Net revenue in the service provider business unit increased $19.9 million, or 18.8%, to $126.2 million for the three months ended July 1, 2012, from $106.3 million for the three months ended July 3, 2011. The increase is primarily attributable to increased sales of our broadband gateways, which was partially driven by the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc in April 2011. Contribution income increased $0.6 million, or 6.5%, to $9.6 million for the three months ended July 1, 2012, from $9.0 million for the three months ended July 3, 2011, primarily due to revenue growth. Contribution margin decreased compared to the same period in prior year due to faster growth of headcount related expenses than revenue growth. Due to customer purchase patterns and potential supply constraints the service provider business is less predictable than our other core businesses.

Six Months Ended July 1, 2012 Compared to Six Months Ended July 3, 2011

Net Revenue

Net revenue increased $76.2 million, or 13.4%, to $646.3 million for the six months ended July 1, 2012, from $570.1 million for the six months ended July 3, 2011. The increase in net revenue was primarily due to increased sales of our broadband gateway, home wireless, and switch products, partially offset by a decrease in sales of our network storage products. We experienced an increase in revenues across all three geographic regions with particularly strong sales in the Americas and APAC regions, and in all three business segments with particularly strong sales in the service provider market. For discussion of net revenue by geographic region see the section entitled "Net Revenue by Geographic Region." For discussion of net revenue by segment see the section entitled “Segment Information.”

Net Revenue by Geographic Region

	Six Months Ended
	July 1, 2012	% Change	July 3, 2011
	(In thousands, except percentage data)
Americas	$331,793	17.9%	$281,473
Percentage of net revenue	51.3%		49.4%
EMEA	$242,896	4.3%	$232,951
Percentage of net revenue	37.6%		40.9%
APAC	$71,586	28.7%	$55,639
Percentage of net revenue	11.1%		9.7%
Total net revenue	$646,275	13.4%	$570,063

The increase in Americas net revenue was primarily driven by sales of our broadband gateway products, wireless range extenders, and switch product lines, partially offset by a decrease in sales of our wireless routers and network storage products. The increase in EMEA net revenue was primarily driven by an increase in sales of our cable gateways and home wireless products, partially offset by a decrease in sales of network storage products. The increase in APAC was primarily driven by an increase in sales of our cable and DSL gateways, home wireless products and powerline products, partially offset by a decrease in sales of network storage products.

The Americas continues to represent the largest percentage of our net revenues, while APAC increased as a percentage of revenue, primarily due to increased service provider demand for our Docsis 3.0 and DSL gateways. EMEA decreased as a percentage of revenues as the region continues to experience softening in demand as a result of the weak macroeconomic environment.
Cost of Revenue and Gross Margin

	Six Months Ended
	July 1, 2012	% Change	July 3, 2011
	(In thousands, except percentage data)
Cost of revenue	$451,788	15.3%	$391,900
Gross margin percentage	30.1%		31.3%

Cost of revenue increased $59.9 million, or 15.3%, to $451.8 million for the six months ended July 1, 2012, from $391.9 million for the six months ended July 3, 2011. Our gross margin decreased to 30.1% for the six months ended July 1, 2012, from 31.3% for the six months ended July 3, 2011. The decrease in gross margin was primarily attributable to relatively faster growth in our revenue from service providers, which generally carries lower gross margins than our other products. Sales to service providers increased as a percentage of net revenue to 38.4% in the six months ended July 1, 2012 compared to 33.0% in the six months ended July 3, 2011. Also contributing to the decrease in gross margin was our use of more air freight to bring in products and the increase in obsolete inventory charges for the six months ended July 1, 2012 as compared to the same period a year ago.

Operating Expenses

Research and Development

	Six Months Ended
	July 1, 2012	% Change	July 3, 2011
	(In thousands, except percentage data)
Research and development expense	$28,878	29.1%	$22,364
Percentage of net revenue	4.5%		3.9%

Research and development expenses increased $6.5 million, or 29.1%, to $28.9 million for the six months ended July 1, 2012, from $22.4 million for the six months ended July 3, 2011. Additionally, research and development expenses increased as a percentage of net revenue to 4.5% for the six months ended July 1, 2012, from 3.9% for the six months ended July 3, 2011. These increases were primarily driven by an increase of $3.0 million in payroll and other head-count related cost primarily driven by headcount growth, and $2.4 million in design costs primarily attributable to our efforts to continue introducing innovative products into the pipeline. We plan to continue investing in all three business units and almost all of the incremental investment will be in software development, which we believe will enable us to provide powerful differentiation against our competition and also provide us possible entries into new product categories in the future.

Sales and Marketing

	Six Months Ended
	July 1, 2012	% Change	July 3, 2011
	(In thousands, except percentage data)
Sales and marketing expense	$76,647	1.3%	$75,684
Percentage of net revenue	11.9%		13.3%

Sales and marketing expense increased $0.9 million, or 1.3%, to $76.6 million for the six months ended July 1, 2012, from $75.7 million for the six months ended July 3, 2011. Additionally, sales and marketing expense decreased as a percentage of net revenue to 11.9% for the six months ended July 1, 2012 as compared to 13.3% for the six months ended July 3, 2011. Sales and marketing costs were relatively flat while decreasing as a percentage of net revenue, primarily due to the increase in payroll and other head-count related cost being offset by decreases in marketing expenses of $2.3 million primarily due to fewer marketing campaigns, and call center costs of $2.4 million primarily due to an increase in our usage of lower-cost remote technical support.

General and Administrative

	Six Months Ended
	July 1, 2012	% Change	July 3, 2011
	(In thousands, except percentage data)
General and administrative expense	$21,632	7.1%	$20,193
Percentage of net revenue	3.3%		3.5%

General and administrative expenses increased $1.4 million, or 7.1%, to $21.6 million for the six months ended July 1, 2012, from $20.2 million for the six months ended July 3, 2011. The increase was primarily attributable to an increase in salary and variable compensation, which was largely driven by headcount growth, and an increase in outside legal service costs due to additional litigation activities. General and administrative cost decreased as a percentage of net revenue, primarily due to our efforts to manage costs.

Litigation Reserve

We recorded litigation reserve charges of $151,000 related to the termination of a disputed vendor contract during the six months ended July 1, 2012, and a benefit of $278,000 as the result of a recovery due to indemnification of one of our suppliers for previously reserved amounts, during the six months ended July 3, 2011.

For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Interest Income and Other Income (Expense), Net

	Six Months Ended
	July 1, 2012	% Change	July 3, 2011
	(In thousands, except percentage data)
Interest income	$235	—%	$235
Other income (expense), net	(247)	(63.2)%	(671)
Total interest income and other income (expense), net	$(12)	(97.2)%	$(436)

Interest income was flat for the six months ended July 1, 2012 and the six months ended July 3, 2011.

Other income (expense), net, decreased $0.5 million in expenses, to an expense of $0.2 million for the six months ended July 1, 2012, from an expense of $0.7 million for the six months ended July 3, 2011. Our foreign currency hedging program reduced volatility associated with hedged currency exchange rate movements during six months ended July 1, 2012. The expense of $0.2 million is primarily related to losses and the forward points for hedged currencies, offset by the income from the hedged currencies. For details of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The income tax provision for the six months ended July 1, 2012 was $20.5 million or an effective tax rate of 30.5%, compared to the tax provision for the six months ended July 3, 2011 of $15.9 million or an effective tax rate of 27.5%. The increase in the effective tax rate for the six month period ended July 1, 2012 compared to the same period in the prior year was primarily caused by reductions in stock option benefits and the expiration of the federal tax research credit. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various US and foreign jurisdictions including by the US Internal Revenue Service. The examination by the Internal Revenue Service includes the 2008 and 2009 calendar years.

Net Income

Net income increased $4.9 million, or 11.7%, to $46.7 million for the six months ended July 1, 2012, from $41.8 million for the six months ended July 3, 2011. This increase was primarily attributable to the increase in gross profit of $16.3 million, which was primarily driven by revenue growth. The increase in gross profit was partially offset by an increase in the provision for income taxes of $4.6 million and an increase in operating expenses of $7.3 million.

Segment Information

Retail

	Six Months Ended
	July 1, 2012	% Change	July 3, 2011
	( in thousands, except percentage data)
Net revenue	$242,801	7.9%	$224,994
Percentage of net revenue	37.6%		39.5%
Contribution income	44,831	9.7%	40,885
Contribution margin	18.5%		18.2%
Net revenue in the retail business unit increased $17.8 million, or 7.9%, to $242.8 million for the six months ended July 1, 2012, from $225.0 million for the six months ended July 3, 2011. The increase is primarily due to strong sales of our home wireless products, partially offset by a decrease in sales of our powerline, multimedia and wired products. Contribution income increased $3.9 million, or 9.7%, to $44.8 million for the six months ended July 1, 2012, from $40.9 million for the six months ended July 3, 2011. The increase in contribution income was primarily due to strong revenue growth.
Commercial

	Six Months Ended
	July 1, 2012	% Change	July 3, 2011
	(in thousands, except percentage data)
Net revenue	$155,258	(0.9)%	$156,734
Percentage of net revenue	24.0%		27.5%
Contribution income	32,274	(4.2)%	33,703
Contribution margin	20.8%		21.5%

Net revenue in the commercial business unit decreased $1.4 million, or 0.9%, to $155.3 million for the six months ended July 1, 2012, from $156.7 million for the six months ended July 3, 2011. The decrease is primarily driven by a decrease in sales from our network storage product line, reflective of the continued fallout from the Thailand floods in 2011 and the resulting impact to the storage market. We expect disk supply will continue to improve and pricing will ease over the next two quarters. Contribution income decreased $1.4 million, or 4.2%, to $32.3 million for the six months ended July 1, 2012, from $33.7 million for the six months ended July 3, 2011. The decrease was primarily due to the decrease in revenue. Contribution margin also decreased to 20.8% for the six months ended July 1,2 012, from 21.5% for the six months ended July 3, 2011. This decrease was primarily due to increased contra-revenue marketing cost relative to sales.
Service Provider

	Six Months Ended
	July 1, 2012	% Change	July 3, 2011
	( in thousands, except percentage data)
Net revenue	$248,216	31.8%	$188,335
Percentage of net revenue	38.4%		33.0%
Contribution income	22,539	29.5%	17,401
Contribution margin	9.1%		9.2%

Net revenue in the service provider business unit increased $59.9 million, or 31.8%, to $248.2 million for the six months ended July 1, 2012, from $188.3 million for the six months ended July 3, 2011. The increase is primarily due to sales growth of our broadband gateway products, primarily driven by service provider demand for our Docsis 3.0 products, and to a lesser extent, the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. This increase was partially offset by a decrease in revenue from sales of our wireless routers. Contribution income increased $5.1 million, or 29.5%, to $22.5 million for the six months ended July 1, 2012, from $17.4 million for the six months ended July 3, 2011. The increase is primarily due to revenue growth.

Liquidity and Capital Resources
Our cash and cash equivalents balance decreased from $208.9 million as of December 31, 2011 to $157.2 million as of July 1, 2012. Our short-term investments, which represent the investment of funds available for current operations, increased from $144.8 million as of December 31, 2011 to $203.3 million as of July 1, 2012, as we shifted assets from low risk money market funds to treasuries with higher returns. Operating activities during the six months ended July 1, 2012 provided cash of $14.6 million, compared to $20.0 million provided in the six months ended July 3, 2011. Investing activities during the six months ended July 1, 2012 used cash of $73.9 million, primarily for purchases of short-term investments. During the six months ended July 1, 2012, financing activities provided cash of $7.6 million, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.
Our days sales outstanding ("DSO") increased from 76 days as of December 31, 2011 to 77 days as of July 1, 2012. DSO as of July 1, 2012 was higher due to higher sales from service providers, which carry a longer credit period.
Our accounts payable decreased from $117.3 million at December 31, 2011 to $101.2 million at July 1, 2012. The decrease was primarily attributable to timing of payments.
Inventory decreased by $10.9 million from $163.7 million at December 31, 2011 to $152.8 million at July 1, 2012. In the three months ended July 1, 2012 we experienced annualized ending inventory turns of approximately 5.9, up from approximately 5.2 in the three months ended December 31, 2011.
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

On June 4, 2012, we completed the acquisition of certain intellectual property of Firetide, Inc. at a purchase price of $7.2 million in cash. The acquisition included intangible assets that existed at the closing date, including IP contracts, technology assets, business technology, and goodwill. The Company believes the acquisition will bolster its commercial business unit product offerings and strengthen its market position in the business market. The acquisition qualifies as a business combination and was accounted for using the acquisition method of accounting. For details of the Firetide acquisition, please see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

On July 2, 2012, we acquired AVAAK, Inc. ("AVAAK"), a privately-held company that develops wire-free video networking products for a total purchase consideration of $24 million in cash. We believe the acquisition will bolster our retail business unit product offerings and expand our presence into the smart home market. The results of AVAAK's operations will be included in the financial results of the quarter ending September 30, 2012. The historical results of operations of AVAAK prior to the acquisition were not material to our results of operations.
In October 2008, the Board of Directors authorized management to repurchase up to 6,000,000 shares of our common stock in the open market. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity is at the discretion of management and contingent on a number of factors, including levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. We did not repurchase any shares under this authorization during the six months ended July 1, 2012 and July 3, 2011. As of July 1, 2012, we were authorized to repurchase up to 4.8 million shares under the share repurchase plan.

In the six months ended July 1, 2012, we repurchased approximately 22,000 shares, or $0.8 million of our common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. Similarly, during the six months ended July 3, 2011, we repurchased approximately

24,000 shares, or $0.9 million of our common stock, respectively, under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no significant changes during the six months ended July 1, 2012 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At July 1, 2012, we had approximately $184 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.
As of July 1, 2012, we had total gross unrecognized tax benefits and related interest liabilities of $19.7 million. The timing and amount of any payments which could result from these unrecognized tax benefits will depend upon a number of factors including the resolution of ongoing audits. We estimate that approximately $3.0 million of tax and interest may be paid within the next 12 months.

Off-Balance Sheet Arrangements
As of July 1, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Our critical accounting policies have not materially changed during the six months ended July 1, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Additionally, our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during the six months ended July 1, 2012.

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

A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $72,000 to net income, net of our hedged position, at July 1, 2012. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of July 1, 2012 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the six months ended July 1, 2012, 7.3% of total net revenue was denominated in a currency other than the U.S. dollar.

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

In addition, the recent economic problems affecting the banking system and financial markets and the recent uncertainty in global economic conditions has resulted in a number of adverse effects including tightening in the credit markets, a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the recent challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and even Italy, has had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union are addressing the issues with controversial austerity measures. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, the recovery of the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered or reversed, which could have a material adverse effect on us. There could also be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

*Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins and loss of market share.

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, Cisco Systems, the Linksys division of Cisco Systems, QNAP Systems, Seagate Technology, SonicWALL, Synology, WatchGuard and Western Digital. Our principal competitors in the home market for networking devices and television connectivity products include Apple, Belkin, D-Link, the Linksys division of Cisco Systems, Roku, and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Comtrend, D-Link, Hitron, Huawei, Motorola, Pace, Sagem, Scientific Atlanta-a Cisco company, SMC Networks, TechniColor, Ubee, Compal Broadband, ZTE and ZyXEL. Other current and potential competitors include numerous local vendors such as Devolo, LEA and AVM in Europe, Corega and Melco in Japan and TP-Link in China. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODM's, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world. In addition, as we expand our product portfolio to include home monitoring cameras and services, we also face competition from incumbents and specialty providers in this space, including Linksys, D-Link, Logitech and Dropcam.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors in the service provider and retail spaces price their products significantly below our product costs in order to gain market share. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution which we may not have. These companies could devote more capital resources to develop, manufacture and market competing products than we could. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.
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

*If we fail to continue to introduce or acquire new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net revenue and gross margins.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the commercial business, retail, and service provider markets and quickly develop or acquire, and manufacture and sell products that satisfy these demands in a cost effective manner. In order to differentiate our products from our competitors' products, we must continue to increase our focus and capital investment in research and development, including software development. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

We recently developed and launched new products worldwide under a new brand as an effort to increase sales in a particular market segment. The new brand products may adversely affect sales of our existing products. Marketing of the new brand may also lead to confusion with our existing customers. We have little to no experience in selling a new brand simultaneously with our existing product portfolio. If we are unable to effectively manage the pricing, marketing, sale and distribution of products under our new brand together with our existing products, our business will be harmed.

In addition, we have acquired companies and technologies in the past and as a result, have introduced new product lines in new markets. We may not be able to successfully manage integration of the new product lines with our existing products. Selling new product lines in new markets will require our management to learn different strategies in order to be successful. We may be unsuccessful in launching a newly acquired product line in new markets which requires management of new suppliers, potential new customers and new business models. Our management may not have the experience of selling in these new markets and we may not be able to grow our business as planned. For example, our recent acquisition of the VueZone product line will require significant management effort to successfully scale and launch the products worldwide. If we are unable to effectively and successfully integrate these new product lines, we may not be able to increase or maintain our sales and our gross margins may be adversely affected.

We have experienced delays and quality issues in releasing new products in the past, which resulted in lower quarterly net revenue than expected. In addition, we have experienced, and may in the future experience, product introductions that fall short of our projected rates of market adoption. Any future delays in product development and introduction, or product introductions that do not meet broad market acceptance, or unsuccessful launches of newly acquired product lines could result in:

•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to our reputation and brand;

•	a decline in the average selling price of our products;

•	adverse reactions in our sales channels, such as reduced shelf space, reduced online product visibility, or loss of sales channel; and

•	increased levels of product returns.

Throughout the past couple of years, we have significantly increased the rate of our new product introductions. If we cannot sustain the rapid pace of innovation or acquire new product lines, we may not be able to maintain or increase the market share of our products. In addition, if we are unable to successfully introduce or acquire new products with higher gross margins, our net revenue and overall gross margin would likely decline.

We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third party manufacturers, we may lose sales and experience increased component costs.

Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers' ability to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. For example, component shortages and disruptions in supply in the past have limited our ability to supply all the worldwide demand for our products and our revenue was affected.

Another example relates to the record flooding in Thailand in the third quarter of 2011.  Many major manufacturers of hard disk drives and their component suppliers maintain significant operations in Thailand in areas affected by the flooding.  These include most, if not all, of our direct and indirect suppliers of hard disk drives for our ReadyNAS product line.  All of our major direct and indirect suppliers of hard disk drives informed us that our supply chain would be constrained for an indefinite amount of time, in some cases up to six months. Some therefore declared a force majeure event and have stated that, in addition to and because of the supply constraints, pricing for hard disk drives would increase significantly until they were able to stabilize the situation. As a result, we experienced increased prices in the cost of hard disk drives and ceased accepting any additional orders containing ReadyNAS products with hard disk drives at then current prices and all shipments of ReadyNAS products with hard disk drives were placed on hold.  In addition, all sales and marketing promotions involving ReadyNAS products were terminated temporarily. Further, we declared the existence of a force majeure event under our contracts with certain customers. Accordingly, our business was harmed. Certain events or natural disasters that occur in the future may harm our business as well.

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

Our future success depends in large part upon the continued services of our key technical, sales, marketing, finance and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long term succession plan. As a result, if we suffer the loss of services of any key executive, our long term business results may be harmed. While we believe that we have mitigated some of the business execution and business continuity risk with our recent reorganization into three business units, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel. In addition, because we do not have a formal long term succession plan, we may not be able to have the proper personnel in place to effectively execute our long term business strategy if Patrick Lo or other key personnel retire, resign or are otherwise terminated.

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

*We have been and will be investing increased additional in-house resources on software research and development, which could disrupt our ongoing business and present risks not originally contemplated.

We plan to continue to evolve our historically hardware-centric business model towards a model that includes more sophisticated software offerings. As such, we will further evolve the focus of our organization towards the delivery of more integrated hardware and software solutions for our customers. While we have invested in software development in the past, we will be expending additional resources in this area in the future. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return on capital, and unidentified issues not discovered in our due diligence. Software development is inherently risky for a company such as ours with a historically hardware-centric business model, and accordingly, our efforts in software development may not be successful. Any increased investment in software research and development may materially adversely affect our financial condition and operating results.

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

*We are subject to, and must remain in compliance with, numerous governmental regulations concerning the manufacturing and use of our products, as well as any such future regulations. Some of our customers also require that we comply with their own unique requirements relating to these matters. Any failure to comply with such regulations and requirements, and any associated unanticipated costs, may adversely affect our business, financial condition and results of operations.

We manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. To the best of our knowledge, we maintain compliance with all applicable current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where future regulations may be enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the Securities and Exchange Commission has proposed new rules in December 2010 regarding investigation and disclosure of the use of certain “conflict materials” in our products and final rules may be forthcoming in the second half of 2012. If final rules are adopted, we contemplate that the rules may apply to our business and accordingly, we may need to expend additional resources to ensure compliance. While we do not currently know of any other proposed regulation regarding components in our products which would have a material impact on our business, if there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that would have a material adverse impact on our business, financial condition and results of operations.

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

*We rely on a limited number of retailers and wholesale distributors for a substantial portion of our sales, and if they refuse to pay our requested prices or reduce their level of purchases, our net revenue could decline.

We sell a substantial portion of our products through retailers, including Best Buy Co., Inc. and its affiliates, and wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. We expect that a significant portion of our net revenue will continue to come from sales to a small number of retailers and wholesale distributors for the foreseeable future. In addition, because our accounts receivable are concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of retailers and wholesale distributors fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our retailers or wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major retailers or wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed.

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

The loss of recurring orders from any of our more significant customers could cause our revenue and profitability to suffer. Our ability to attract new customers will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our customers, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margins. During the quarter ended July 1, 2012, sales to Virgin Media accounted for approximately 10% of our net revenue. Other customers at various times in the past have also accounted for 10% or more of our net revenue. While Virgin Media accounted for approximately 10% of our net revenue during the quarter ended July 1, 2012, there is no assurance that it will continue to purchase our products at the same rate for any future periods.

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

*We depend substantially on our sales channels, and our failure to maintain and expand our sales channels would result in lower sales and reduced net revenue.

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

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors. A competitor with more extensive product lines and stronger brand identity, such as Cisco Systems, may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. Our traditional retail customers have faced increased and significant competition from online retailers. If we cannot effectively manage our business amongst our online customers and traditional retail customers, our business would be harmed. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer's Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. We also sell products to broadband service providers. Competition for selling to broadband service providers is intense. Penetrating service provider accounts typically involves a long sales cycle and the challenge of displacing incumbent suppliers with established relationships and field-deployed products. If we were unable to maintain and expand our sales channels, our growth would be limited and our business would be harmed.

We must also continuously monitor and evaluate emerging sales channels. If we fail to establish a presence in an important developing sales channel, our business could be harmed.

*We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs. If these third-party manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may suffer.

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third party manufacturers, including original design manufacturers (“ODMs”) and original equipment manufacturers (“OEMs”), as well as contract manufacturers. In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors. Due to weak economic conditions, the viability of some of these third-party manufacturers may be at risk. Our ODM's are increasingly refusing to work with us on certain projects, such as projects for manufacturing products for our service provider customers. Because our service providers command significant resources, including for software support, and demand extremely competitive pricing, our ODM's are starting to refuse to engage on service provider terms. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. For example, as a result of our July 2012 acquisition of AVAAK, Inc., we have commenced doing business with a new contract manufacturer. Ensuring that the contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that the contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If the contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third party manufacturer which would take significant effort and our business may be harmed. In addition, as we contemplate moving manufacturing into different jurisdictions, we will be subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

All of our products must satisfy safety and regulatory standards and some of our products must also receive government certifications. Our third party manufacturers are primarily responsible for obtaining most regulatory approvals for our products. If our third party manufacturers fail to obtain timely domestic or foreign regulatory approvals or certificates, we would be unable to sell our products and our sales and profitability could be reduced, our relationships with our sales channel could be harmed, and our reputation and brand would suffer.

Specifically, substantially all of our manufacturing occurs in the Asia Pacific region and any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our ODMs to manufacture our products. In addition, our ODM's in China have continued to increase our costs of production, particularly in the past couple of years. These increased costs have affected our margins and ability to lower prices for our products to stay competitive. Recent labor unrest in China may also affect our ODMs as workers may strike and cause production delays. If our third party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly harmed.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In the past, in connection with the restatement of previously issued financial statements, and our assessment of our disclosure controls and procedures, management concluded at one time that our disclosure controls and procedures were not effective and that we had a material weakness in internal control over financial reporting. We subsequently remediated the material weakness and continue to closely monitor our controls and procedures. Although all known material weaknesses have been remediated, we cannot be certain that the measures we have taken ensure that restatements will not occur in the future. Execution of restatements create a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction. Restatements may also significantly affect our stock price in an adverse manner.

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

Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end-user. For example, in the past we have announced a voluntary recall of a Powerline Ethernet Adapter made for Europe and other countries.

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

*As part of growing our business, we have made and expect to continue to make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business and operating results could be harmed and our stock price could decline.

From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. For example, we recently closed two acquisitions. First, in June 2012 we acquired select assets of a small engineering operation in India to enhance our wireless product offerings in our commercial business unit. Additionally in July 2012, we closed the acquisition of privately held AVAAK, Inc., creators of the VueZone® home video monitoring system. Acquisitions involve numerous risks and challenges, including but not limited to the following:

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

As part of undertaking an acquisition, we may also significantly revise our capital structure or operational budget, such as issuing common stock that would dilute the ownership percentage of our stockholders, assuming liabilities or debt, utilizing a substantial portion of our cash resources to pay for the acquisition or significantly increasing operating expenses. Our acquisitions have resulted and may in the future result in charges being taken in an individual quarter as well as future periods, which results in variability in our quarterly earnings. In addition, our effective tax rate in any particular quarter may also be impacted by acquisitions. Following the closing of an acquisition, we may also have disputes with the seller regarding contractual requirements and covenants. Any such disputes may be time consuming and distract management from other aspects of our business. In addition, if we continue to increase the pace of acquisitions, as we did in June and July 2012, we will have to expend significant management time and effort into the transactions and the integrations and we may not have the proper human resources bandwidth to ensure successful integrations and accordingly, our business could be harmed.

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

*If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products and our operating expenses could increase.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

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

*If we fail to successfully overcome the challenges associated with profitably growing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.

We sell a substantial portion of our products through broadband service providers worldwide. Our service provider business unit accounted for a significant portion of our growth in 2011 and the first half of 2012. The service provider business is challenging and exceptionally competitive. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. In addition, because our service providers command significant resources, including for software support, and demand extremely competitive pricing, our ODM's are starting to refuse to engage on service provider terms. Accordingly, as our ODM's increasingly decline to take orders for manufacturing our service provider products, our service provider business will be harmed.

Further, as the deployment of DOCSIS 3.0 technology by broadband service providers matures, we anticipate competing in an extremely price sensitive market and our margins may be affected. Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. In particular, managing inventory and production of our products for our service provider customers is a challenge. Many of our service provider customers have irregular purchasing requirements. These customers may decide to cancel orders for customized products specific to that customer, and we may not be able to reconfigure and sell those products in other channels. In addition, these customers may issue unforecasted orders for products which we may not be able to produce in a timely manner and as such, we may not be able to accept and deliver on such unforecasted orders. In certain cases, we may commit to fixed-price, long term purchase orders, with such orders priced in foreign currencies which could lose value over time in the event of adverse changes in foreign exchange rates. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. For example, we have been at the forefront of developing and selling DOCSIS 3.0 products to our service provider customers in the past couple of years. As our competitors develop DOCSIS 3.0 products, our service provider customers may use these competitor products as an alternate source for this technology. Our service provider customers may then require us to lower our prices or they may choose to purchase more DOCSIS 3.0 products from our competitors. Accordingly, our business may be harmed and our revenues may be reduced.

If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin expectations for a particular period of time and therefore adversely affect our stock price. For example, many of our competitors in the service provider space aggressively price their products in order to gain market share. We may not be able to match the lower prices offered by our competitors. Many of the service provider customers will seek to purchase from the lowest cost provider, notwithstanding that our products may be higher quality or our products were previously validated for use on their proprietary network. Accordingly, we may lose customers who have lower, more aggressive pricing and our revenues may be reduced. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen slowdowns in capital expenditures by certain of our service provider customers in the past, and believe there may be potential for similar slowdowns in the future. For example, we expect service provider purchases to decrease in the third quarter of 2012 following a run-up in service provider purchases in the first half of 2012, including purchases in anticipation of coverage relating to the 2012 Olympic games. Any slowdown in the general economy, over supply, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.

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

*System security risks, data protection breaches and cyber-attacks could disrupt our internal operations or information technology or networking services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

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

In connection with our acquisition of AVAAK, Inc. in July 2012, we expanded our business into offering a comprehensive online service offering with the new VueZone cloud monitoring service. If this cloud service is compromised by hackers, or if customer confidential information is accessed without authorization, our business will be harmed. Furthermore, operating an online cloud service is a new business for us and we may not have the expertise to properly manage risks related to data security and systems security. If we are unable to successfully prevent breaches of security relating to our VueZone service or customer private information, including customer videos and customer personal identification information, management would need to spend increasing amounts of time and effort in this area, and our business would be harmed.

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

*We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to develop, sell, maintain and support technologically innovative products would be limited.

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

We also utilize third-party software development companies to develop, customize, maintain and support software that is incorporated into our products. If these companies fail to timely deliver or continuously maintain and support the software, as we require of them, we may experience delays in releasing new products or difficulties with supporting existing products and customers. In addition, if these third-party licensors fail or experience instability, then we may be unable to continue to sell products that incorporate the licensed technologies in addition to being unable to continue to maintain and support these products. We do require escrow arrangements with respect to certain third-party software which entitle us to certain limited rights to the source code, in the event of certain failures by the third party, in order to maintain and support such software. However, there is no guarantee that we would be able to understand and use the source code, as we may not have the expertise to do so. We are increasingly exposed to these risks as we continue to develop and market more products containing third-party software, such as our TV connectivity, security and network attached storage products.

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

*Our sales and operations in international markets expose us to operational, financial and regulatory risks.

International sales comprise a significant amount of our overall net revenue. International sales were 52% of overall net revenue in fiscal 2011 and 49% of overall net revenue for the three months ended July 1, 2012. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

While we believe we generally have good relations with our employees, employees in certain jurisdictions have rights which give them certain collective rights. If management must expend significant resources and effort to address and comply with these rights, our business may be harmed. We are also required to comply with local environmental legislation and our customers rely on this compliance in order to sell our products. If our customers do not agree with our interpretations and requirements of new legislation, such as the European Ecodesign directive (EuP), they may cease to order our products and our revenue would be harmed.

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

In addition, war, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. For example, labor disputes at manufacturing facilities in China occurred in 2010 and have led to workers going on strike. The recent trend of labor unrest could materially affect our third-party manufacturers' abilities to manufacture our products. In addition, all of our major direct and indirect suppliers of hard disk drives have been affected by record flooding in Thailand in the third fiscal quarter of 2011, and they informed us that our supply chain would be constrained for an indefinite amount of time, up to six months in some cases.  Some therefore declared a force majeure event and have stated that, in addition to and because of the supply constraints, pricing for hard disk drives would increase significantly until they were able to stabilize the situation. As a result, we experienced increased prices in the cost of hard disk drives and ceased accepting any orders containing ReadyNAS products with hard disk drives.  In addition, all sales and marketing promotions involving ReadyNAS products were terminated temporarily.  Further, we declared the existence of a force majeure event under our contracts with certain customers.  Accordingly, our business was harmed. Furthermore, earthquakes and resultant nuclear threats and tsunamis in Japan in March 2011 caused some disruption to our supply of raw materials and components for our products and impacted our operating results in Japan.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2012 - April 29, 2012	5,752	$38.29	—	4,831,220
April 30, 2012 - May 27, 2012	—	—	—	4,831,220
May 28, 2012 - July 1, 2012	—	—	—	4,831,220
Total	5,752	$38.29	—

1.
On October 21, 2008, the Board of Directors authorized the repurchase of up to 6,000,000 shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. The Company did not repurchase any shares under this authorization during the three months ended July 1, 2012, and July 3, 2011.

2.
We repurchased approximately 6,000 shares, or $0.2 million of common stock to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended July 1, 2012. During the three months ended July 3, 2011, we did not repurchase any shares to help facilitate tax withholding for RSUs.

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

Date: August 8, 2012

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