Form 10-Q
period 2012-09-30
NETGEAR, INC
filed 2012-11-06
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2012.
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

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 38,272,676 as of October 30, 2012.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$134,601	$208,898
Short-term investments	227,819	144,797
Accounts receivable, net	248,862	261,307
Inventories	178,916	163,724
Deferred income taxes	22,705	23,088
Prepaid expenses and other current assets	38,173	32,415
Total current assets	851,076	834,229
Property and equipment, net	18,927	15,884
Intangibles, net	27,701	20,956
Goodwill	100,880	85,944
Other non-current assets	20,053	14,357
Total assets	$1,018,637	$971,370
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,070	$117,285
Accrued employee compensation	21,116	26,896
Other accrued liabilities	120,829	120,480
Deferred revenue	28,205	40,093
Income taxes payable	1,829	4,207
Total current liabilities	263,049	308,961
Non-current income taxes payable	17,525	18,657
Other non-current liabilities	5,286	4,995
Total liabilities	285,860	332,613
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	38	38
Additional paid-in capital	388,812	364,243
Cumulative other comprehensive (loss) income	(171)	23
Retained earnings	344,098	274,453
Total stockholders’ equity	732,777	638,757
Total liabilities and stockholders’ equity	$1,018,637	$971,370
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net revenue	$315,210	$301,800	$961,485	$871,863
Cost of revenue	217,522	205,490	669,310	597,390
Gross profit	97,688	96,310	292,175	274,473
Operating expenses:
Research and development	17,399	12,738	46,277	35,102
Sales and marketing	37,600	39,600	114,247	115,284
General and administrative	11,888	10,851	33,520	31,044
Restructuring and other charges	—	—	—	2,094
Litigation reserves, net	269	44	420	(234)
Total operating expenses	67,156	63,233	194,464	183,290
Income from operations	30,532	33,077	97,711	91,183
Interest income	109	115	344	350
Other income (expense), net	3,070	(267)	2,823	(938)
Income before income taxes	33,711	32,925	100,878	90,595
Provision for income taxes	9,920	6,178	30,418	22,062
Net income	$23,791	$26,747	$70,460	$68,533
Net income per share:
Basic	$0.62	$0.71	$1.86	$1.85
Diluted	$0.61	$0.70	$1.82	$1.81
Weighted average shares outstanding used to compute net income per share:
Basic	38,162	37,483	37,978	36,967
Diluted	38,802	38,080	38,682	37,812
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$23,791	$26,747	$70,460	$68,533
Other comprehensive loss, before tax:
Unrealized loss on derivative instruments	(303)	(70)	(187)	(317)
Unrealized gain (loss) on available-for-sale securities	23	(5)	(12)	34
Other comprehensive loss, before tax	(280)	(75)	(199)	(283)
Tax (expense) benefit related to items of other comprehensive income	(7)	(2)	5	(12)
Other comprehensive loss, net of tax	(287)	(77)	(194)	(295)
Comprehensive income	$23,504	$26,670	$70,266	$68,238
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net income	$70,460	$68,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,125	11,068
Purchase premium amortization on investments	2,018	467
Non-cash stock-based compensation	10,806	10,334
Income tax benefit associated with stock option exercises	926	3,269
Gain on sale of cost method investment	(3,126)	—
Excess tax benefit from stock-based compensation	(1,374)	(3,426)
Deferred income taxes	(1,602)	(1,516)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	12,469	8,078
Inventories	(14,603)	(2,279)
Prepaid expenses and other assets	74	(5,813)
Accounts payable	(26,855)	(13,484)
Accrued employee compensation	(6,005)	(940)
Other accrued liabilities	(2,126)	(3,013)
Deferred revenue	(12,120)	(3,604)
Income taxes payable	(3,507)	(4,521)
Net cash provided by operating activities	37,560	63,153
Cash flows from investing activities:
Purchases of short-term investments	(308,787)	(188,329)
Proceeds from maturities of short-term investments	223,733	185,680
Purchase of property and equipment	(11,492)	(5,816)
Payments made in connection with business acquisitions, net of cash acquired	(28,625)	(37,509)
Net cash used in investing activities	(125,171)	(45,974)
Cash flows from financing activities:
Purchase and retirement of treasury stock	(815)	(899)
Proceeds from exercise of stock options	10,757	26,647
Proceeds from issuance of common stock under employee stock purchase plan	1,998	1,752
Excess tax benefit from stock-based compensation	1,374	3,426
Net cash provided by financing activities	13,314	30,926
Net (decrease) increase in cash and cash equivalents	(74,297)	48,105
Cash and cash equivalents, at beginning of period	208,898	126,173
Cash and cash equivalents, at end of period	$134,601	$174,278
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.	Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s significant accounting policies have not materially changed during the nine months ended September 30, 2012.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 allows two presentation alternatives: present items of net income and other comprehensive income (1) in one continuous statement, referred to as the statement of comprehensive income or (2) in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective retrospectively starting in the first quarter of fiscal 2012. In December 2011, the FASB issued ASU 2011-12, which defers the ASU 2011-05 requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The amendments in ASU 2011-12 are effective at the same time as the amendments in ASU 2011-05. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. Since the adoption of the authoritative guidance only required additional disclosures, the adoption did not impact the Company’s consolidated financial

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment". The guidance in ASU 2012-02 provides the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Calculation of the fair value of an indefinite-lived intangible asset would not be required unless it is determined, based on the qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. Early adoption of ASU 2012-02 is permitted. The Company will adopt ASU 2012-02 in the fourth quarter of 2012 and it does not anticipate that the adoption will have a significant impact on its financial position, results of operations or cash flows.

3.	Business Acquisitions
AVAAK, Inc.
On July 2, 2012, the Company acquired 100% of the voting equity interests of AVAAK, Inc. (“AVAAK”), a privately-held company that developed wire-free video networking products for a total purchase consideration of $24.0 million in cash. The Company believes the acquisition will bolster its retail business unit product offerings and expand its presence into the smart home market. The Company paid $21.6 million of the aggregate purchase price in the third quarter of 2012, and expects to pay the remaining $2.4 million, less amounts used to satisfy certain claims, twelve months after the closing of the acquisition.
The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of AVAAK have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.
The allocation of the purchase price was as follows (in thousands):

Net tangible assets acquired (liabilities assumed)	$172
Deferred tax assets, net	5,937
Intangible assets, net	6,000
Goodwill	11,895
Total consideration	$24,004
The estimation of fair values for tangible assets and intangible assets acquired and liabilities assumed was subject to estimates, assumptions and other uncertainties, and it is possible that the allocation of the purchase consideration reflected in the foregoing table may change.
None of the goodwill recognized related to AVAAK is deductible for income tax purposes. The goodwill recognized, which was assigned to the Company's retail business unit, is primarily attributable to expected synergies resulting from the acquisition.
In connection with the acquisition, the Company recorded $5.9 million of deferred tax assets net of deferred tax liabilities. The deferred tax assets arise from the tax benefit of the estimated net operating losses as of the date of the acquisition after consideration of limitations on the use under U.S. Internal Revenue Code section 382. The deferred tax assets are reduced by deferred tax liabilities recorded for the book basis in intangible assets and in-process research and development ("IPR&D") for which the Company has no tax basis.
The Company designated $2.3 million of the acquired intangible assets as technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated savings attributable to the existing technology and discounted at 14.0%. The acquired existing technology is being amortized over its estimated useful life of five years.
The Company designated $0.3 million of the acquired intangible assets as customer relationships. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to existing customer relationships and discounted at 14.0%. The acquired customer relationships are being amortized over an estimated useful life of five years.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company designated $1.4 million of the acquired intangible assets as trade name and trademarks. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to existing trade name and trademarks and discounted at 16.0%. The acquired trade name and trademarks are being amortized over an estimated useful life of five years.
In addition, $2.0 million of the consideration paid represents the fair value of acquired IPR&D projects. The IPR&D acquired is considered indefinite lived intangible assets until research and development efforts associated with the projects are completed or abandoned. The most significant of the acquired IPR&D projects relate to camera technology and applications.
Firetide, Inc.
On June 4, 2012, the Company acquired certain intellectual property of Firetide, Inc. (“Firetide”) for an aggregate purchase price of $7.2 million in cash. The acquisition included intangible assets that existed at the closing date, including IP contracts, technology assets, business technology, and goodwill. The Company believes the acquisition will bolster its wireless product offerings in its commercial business unit and strengthen its market position in the small to medium size campus wireless LAN market. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting.
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
The allocation of the purchase price was as follows (in thousands):

Intangible assets, net	$4,159
Goodwill	3,041
Total consideration	$7,200
The estimation of fair values for intangible assets acquired was subject to estimates, assumptions and other uncertainties, and it is possible that the allocation of the purchase consideration reflected in the foregoing table may change.

Of the $3.0 million of goodwill recorded on the acquisition of Firetide, approximately $1.7 million and $3.0 million is deductible for U.S. federal and state income tax purposes, respectively. The goodwill recognized, which was assigned to the Company's commercial business unit, is primarily attributable to expected synergies and the assembled workforce of Firetide.
The Company designated the $4.2 million in acquired intangible assets as technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated savings attributable to the existing technology and discounted at 22.0%. The acquired existing technology is being amortized over its estimated useful life of five years.
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The allocation of the purchase price was as follows (in thousands):

Net tangible assets acquired (liabilities assumed)	$5,763
Intangible assets, net	19,500
Goodwill	11,746
Total consideration	$37,009

Of the $11.7 million of goodwill recorded on the acquisition of CNS, approximately $10.4 million and $11.6 million was deductible for U.S. federal and state income tax purposes, respectively. The goodwill recognized, which was assigned to the Company's service provider business unit, is primarily attributable to expected synergies and the assembled workforce of CNS.
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
A total of $3.7 million of the $19.5 million in acquired intangible assets was designated as technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated savings attributable to the core technology and discounted at 16.0%. This $3.7 million is being amortized over its estimated useful life of four years.
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The allocation of the purchase price was as follows (in thousands):

Intangible assets, net	$2,000
Goodwill	900
Total purchase price allocation	$2,900

Of the $0.9 million of goodwill recorded on the acquisition of Leaf, approximately $0.5 million and $0.9 million was deductible for federal and state income tax purposes, respectively. The goodwill recognized, is primarily attributable to expected synergies and the assembled workforce of Leaf.
The $2.0 million in acquired intangible assets was designated as technology. The value was calculated based on the present value of the future estimated cash flows derived from projections of future revenue attributable to existing technology. This $2.0 million is being amortized over its estimated useful life of seven years.

4.	Balance Sheet Components (in thousands)

Short-Term Investments

	As of
	September 30, 2012				December 31, 2011
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$225,019	$17	$(1)	$225,035	$144,673	$34	$(4)	$144,703
Certificates of Deposits	2,784	—	—	2,784	94	—	—	94
Total	$227,803	$17	$(1)	$227,819	$144,767	$34	$(4)	$144,797

All of the Company’s marketable securities are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the short-term investments have unrealized losses greater than 12 months.

Cost Method Investments

As of September 30, 2012 and December 31, 2011, the carrying value of the Company's cost method investments was $1.3 million and $3.0 million respectively. These investments are included in other non-current assets in the consolidated balance sheets and are carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. There were no impairments recognized in the three and nine months ended September 30, 2012 and October 2, 2011. Realized gains and losses on these investments are reported in other income (expense), net in the consolidated statements of operations. In the third fiscal quarter of 2012 the Company recognized a gain of $3.1 million on the partial sale of one of its cost method investments.

Accounts receivable, net

	As of
	September 30, 2012	December 31, 2011
Gross accounts receivable	$268,819	$279,932
Allowance for doubtful accounts	(1,256)	(1,335)
Allowance for sales returns	(15,465)	(13,360)
Allowance for price protection	(3,236)	(3,930)
Total allowances	(19,957)	(18,625)
Total accounts receivable, net	$248,862	$261,307

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories

	As of
	September 30, 2012	December 31, 2011
Raw materials	$4,352	$4,676
Finished goods	174,564	159,048
Total inventories	$178,916	$163,724

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	September 30, 2012	December 31, 2011
Computer equipment	$7,154	$7,109
Furniture, fixtures and leasehold improvements	12,415	9,757
Software	21,326	19,974
Machinery and equipment	28,533	21,797
Construction in progress	952	662
Total property and equipment, gross	70,380	59,299
Accumulated depreciation and amortization	(51,453)	(43,415)
Total property and equipment, net	$18,927	$15,884

Depreciation expense was $3.2 million and $8.7 million for the three and nine months ended September 30, 2012, respectively, and $2.5 million and $7.4 million for the three and nine months ended October 2, 2011, respectively.

Intangibles, net

The following tables present details of the Company’s purchased intangible assets:

	Gross	Accumulated Amortization	Net
September 30, 2012
Technology	$32,059	$(21,340)	$10,719
Customer contracts and relationships	16,000	(2,795)	13,205
Other	5,470	(2,893)	2,577
Finite-lived intangibles, net	53,529	(27,028)	26,501
Indefinite-lived intangible assets	1,200	—	1,200
Total purchased intangible assets, net	54,729	(27,028)	27,701

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Gross	Accumulated Amortization	Net
December 31, 2011
Technology	$24,800	$(19,905)	$4,895
Customer contracts and relationships	15,700	(1,308)	14,392
Other	4,070	(2,401)	1,669
Total purchased intangible assets, net	$44,570	$(23,614)	$20,956

In the third quarter of 2012, the Company purchased finite-lived intangible assets of $4.0 million and indefinite-lived assets of $2.0 million, as a result of its acquisition of AVAAK. For further discussion regarding the AVAAK acquisition, see Note 3, Business Acquisitions.

As of September 30, 2012, the Company had $1.2 million in unamortized intangible assets related to IPR&D. All of the IPR&D assets were acquired in connection with the Company's acquisition of AVAAK. IPR&D assets represent IPR&D projects that have not reached technical feasibility and are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets will not be amortized. When the asset reaches technical feasibility, the Company will determine the useful life of the asset, reclassify the asset out of IPR&D, and begin amortization. Development costs incurred after acquisition on acquired IPR&D projects are expensed as incurred. Estimated future cost to complete these IPR&D projects is $0.4 million. As of September 30, 2012, $0.8 million of the IPR&D had reached technical feasibility and as a result, was reclassified from IPR&D to technology.

Amortization of purchased intangible assets was $1.4 million and $3.4 million for the three and nine months ended September 30, 2012, respectively, and $1.2 million, and $3.7 million for the three and nine months ended October 2, 2011, respectively. No impairment charges were recorded in the three and nine months ended September 30, 2012, and October 2, 2011.

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows:

Year Ending December 31	Amount
2012 (remaining three months)	$1,437
2013	5,458
2014	5,133
2015	4,517
2016	4,158
Thereafter	5,798
Total expected amortization expense	$26,501

Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2012 are as follows:

	Retail	Commercial	Service Provider	Total
Goodwill at December 31, 2011	$33,546	$32,043	$20,355	$85,944
Goodwill acquired during the period	11,895	3,041	—	14,936
Goodwill at September 30, 2012	$45,441	$35,084	$20,355	$100,880

During the nine months ended September 30, 2012, the Company recorded goodwill of $11.9 million and $3.0 million, related to its acquisition of AVAAK, and certain intellectual property of Firetide, respectively. For further discussion, see Note 3, Business Acquisitions. There were no impairments to goodwill during the three and nine months ended September 30, 2012 and October 2, 2011.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other accrued liabilities

	As of
	September 30, 2012	December 31, 2011
Sales and marketing programs	$39,973	$44,394
Warranty obligation	44,393	44,846
Freight	5,733	7,940
Other	30,730	23,300
Total other accrued liabilities	$120,829	$120,480

5.	Product Warranties
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
Changes in the Company’s warranty liability, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Nine Months Ended
	September 30, 2012	October 2, 2011
Balance as of beginning of the period	$44,846	$40,513
Provision for warranty liability made during the period	44,451	42,961
Settlements made during the period	(44,904)	(42,898)
Balance at end of period	$44,393	$40,576

6.	Derivative Financial Instruments

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheet to which they were recorded as of September 30, 2012, and December 31, 2011, are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at September 30, 2012	Balance Sheet Location	Fair Value at December 31, 2011
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$558	Prepaid expenses and other current assets	$1,196
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	62	Prepaid expenses and other current assets	41
Total		$620		$1,237

Derivative Liabilities	Balance Sheet Location	Fair Value at September 30, 2012	Balance Sheet Location	Fair Value at December 31, 2011
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(859)	Other accrued liabilities	$(654)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	(245)	Other accrued liabilities	(69)
Total		$(1,104)		$(723)

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended September 30, 2012, and October 2, 2011.

The effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2012, and October 2, 2011, are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended September 30, 2012
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(411)	Net revenue	$(253)	Other income (expense), net	$(26)
Foreign currency forward contracts	—	Cost of revenue	5	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	140	Other income (expense), net	—
Total	$(411)		$(108)		$(26)

Derivatives Designated as Hedging Instruments	Nine Months Ended September 30, 2012
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$142	Net revenue	$431	Other income (expense), net	$(134)
Foreign currency forward contracts	—	Cost of revenue	(2)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(100)	Other income (expense), net	—
Total	$142		$329		$(134)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Three Months Ended October 2, 2011
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	190	Net revenue	280	Other income (expense), net	(94)
Foreign currency forward contracts	—	Cost of revenue	—	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(20)	Other income (expense), net	—
Total	190		260		(94)

Derivatives Designated as Hedging Instruments	Nine Months Ended October 2, 2011
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$174	Net revenue	$511	Other income (expense), net	$(222)
Foreign currency forward contracts	—	Cost of revenue	(2)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(18)	Other income (expense), net	—
Total	$174		$491		$(222)

(a)	Refer to Note 10, Stockholders' Equity, which summarizes the cumulative other comprehensive income activity related to derivatives.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the three and nine months ended September 30, 2012, and October 2, 2011.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s derivatives not designated as hedging instruments in other income (expense), net in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and October 2, 2011, are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Foreign currency forward contracts	Other income (expense), net	$(564)	$(515)

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended October 2, 2011	Nine Months Ended October 2, 2011
Foreign currency forward contracts	Other income (expense), net	$1,602	$(1,294)

7.	Net Income Per Share
Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include outstanding stock options and unvested restricted stock awards, which are reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the estimated tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.
Net income per share for the three and nine months ended September 30, 2012, and October 2, 2011, are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$23,791	$26,747	$70,460	$68,533
Weighted average shares outstanding:
Basic	38,162	37,483	37,978	36,967
Dilutive potential common shares	640	597	704	845
Total diluted	38,802	38,080	38,682	37,812

Basic net income per share	$0.62	$0.71	$1.86	$1.85
Diluted net income per share	$0.61	$0.70	$1.82	$1.81

Weighted average stock options and unvested restricted stock awards to purchase 2.6 million shares and 1.9 million shares of the Company’s stock for the three months ended September 30, 2012, and October 2, 2011, respectively, and 2.7 million and 1.9 million shares for the nine months ended September 30, 2012, and October 2, 2011, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	Income Taxes

The income tax provision for the three and nine months ended September 30, 2012 was $9.9 million or an effective tax rate of 29.4% and $30.4 million or an effective tax rate of 30.2%, respectively. The income tax provision for the three and nine months ended October 2, 2011 was $6.2 million or an effective tax rate of 18.8% and $22.1 million or an effective tax rate of 24.4%, respectively. The increase in the effective tax rate for the three and nine month periods ended September 30, 2012, compared to the same period in the prior year was primarily caused by an increase in the mix of forecasted earnings from countries with relatively higher statutory tax rates. Additionally, the expiration of the federal research tax credit as of December 31, 2011 contributed to the increased effective tax rate for the respective periods. These increases were partially offset by a reduction in accruals for uncertain tax positions that were remeasured during the three month period ended September 30, 2012.

The Company has recorded the portion of its liability for uncertain tax positions that are not expected to be paid over the next 12 months as part of its long-term liability. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The Company is under examination in various US and foreign jurisdictions including by the U.S. Internal Revenue Service. The examination by the Internal Revenue Service includes the 2008 and 2009 calendar years. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $1.9 million, excluding interest, penalties and the effect of any related deferred tax assets or liabilities.

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At September 30, 2012, the Company had approximately $177 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2012.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2012.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court, District of South Carolina. OptimumPath claims that certain of the Company's wireless networking products infringe on OptimumPath's U.S. Patent No. 7,035,281 ("the '281 Patent"). OptimumPath also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32. On March 26, 2009, the USPTO confirmed the patentability of claims 1-3 and 8-10 without amendment. Shortly thereafter, in March 2009, the District Court granted defendants' motion to transfer the case to the U.S. District Court, Northern District of California. In July 2009, the defendants' petition to challenge the denial of reexamination of claims 4-7 and 11-32 was denied by the USPTO. Since the petition and prosecution were closed, the USPTO issued a Right of Appeal Notice on July 31, 2009, and the defendants chose to appeal the confirmation of claims 1-3 and 8-10 by filing a notice of appeal on August 31, 2009. The Company and OptimumPath attended a Court-ordered mediation on September 22, 2009 but were unable to make progress towards settlement. The Company and other defendants filed a combined claim construction/summary judgment brief on December 23, 2010. OptimumPath responded on January 20, 2011, and the defendants replied on February 3, 2011. The oral arguments on claim construction and the summary judgment motion were made on February 17, 2011. An oral hearing was held on March 9, 2011 in the USPTO and a decision by the USPTO was issued on March 30, 2011 confirming the patentability of claims 1-3 and 8-10. On April 12, 2011, the District Court granted defendants' motion for summary judgment on OptimumPath's claim for literal infringement and defendants' motion to preclude OptimumPath's infringement claims based on the doctrine of equivalents. The Court also found that the accused devices did not infringe under the doctrine of equivalents. The Court also granted defendants' motion for summary judgment that asserted claims 1, 2, 6, and 9 through 13 of the '281 Patent were invalidated by various prior art. The pretrial conference and trial dates were vacated. OptimumPath filed its notice of appeal to the Federal Circuit of the District Court's rulings on May 18, 2011. On May 23, 2011, the District Court entered the defendants' joint request for costs in the amount of $103,000, which have not yet been collected or recognized. On June 29, 2011, the Federal Circuit docketed the appeal. In addition, the defendants appealed the USPTO's ruling confirming the patentability of claims 1-3 and 8-10 to the Federal Circuit by filing a Reexamination Notice of Appeal to the Federal Circuit on October 18, 2011. The parties argued OptimumPath's appeal of the District Court's summary judgment rulings before the Federal Circuit on March 5, 2011. On March 7, 2012, the Federal Circuit affirmed the District Court's summary judgment rulings in favor of the defendants. OptimumPath did not appeal the Federal Circuit's ruling upholding the District Court's summary judgment rulings, and on June 20, 2012 the Federal Circuit issued its mandate, meaning that the litigation proceedings are terminated. On June 5, 2012, the parties argued the defendants' appeal of the USPTO rulings before the Federal Circuit, but the outcome of this argument will have no bearing on the favorable outcome for the defendants obtained in the litigation proceedings, and this litigation matter is now concluded. There

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

was no material financial impact to the Company because of this litigation matter.

Ruckus Wireless v. NETGEAR

In May 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court, Northern District of California. Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 ("the '912 Patent") and 7,193,562 ("the '562 Patent") in the course of deploying Wi-Fi antenna array technology in its WPN824 RangeMax wireless router. Ruckus also sued Rayspan Corporation alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the third quarter of 2008. The Company and Rayspan Corporation jointly filed a request for inter partes reexamination of the Ruckus patents with the USPTO on September 4, 2008. The Court issued a stay of the litigation while the reexaminations proceeded in the USPTO. On November 28, 2008, a reexamination was ordered with respect to claims 11-17 of the '562 Patent, but denied with respect to claims 1-10 and 18-36. On December 17, 2008, the defendants jointly filed a petition to challenge the denial of reexamination of claims 1-10 and 18-36 of the '562 Patent. In July 2009, the petition was denied, and the remaining claims 11-17 were confirmed. The Company is appealing the confirmation of claims 11-17. On December 2, 2008, reexamination was granted with regard to the '912 Patent. In early October 2009, the Company received an Action Closing Prosecution in the reexamination of the '912 Patent. All the claims of the '912 Patent, with the exception of the unchallenged claims 7 and 8, were finally rejected by the USPTO. On October 30, 2009, Ruckus submitted an “after-final” amendment in the '912 Patent reexamination proceeding. The Company's comments to Ruckus' “after-final” amendment were submitted on November 30, 2009. On December 1, 2009, the Court found that bifurcating the '562 Patent from the '912 Patent and commencing litigation on the '562 Patent while the USPTO reexamination process and appeals are still pending would be an inefficient use of the Court's resources. Accordingly, the Court ruled that the litigation stay should remain in effect. On September 12, 2010, the Company filed the rebuttal brief in its appeals of the USPTO's rulings during the reexamination of the '562 Patent, and the Company requested an oral hearing with the Board of Appeals at the USPTO to discuss this brief. On September 13, 2010, Ruckus filed a notice of appeal of the '912 Patent to appeal the adverse rulings it received from the USPTO in the reexamination of this patent. The Company filed a respondent's brief in the '912 Patent case on January 24, 2011. An oral hearing in the '562 case was set for February 1, 2011, but the Company decided to cancel it and let the USPTO decide the '562 case based solely on the previously submitted papers. On May 13, 2011, the USPTO indicated that the Company was successful in its appeal of the examiner's previous decision to allow claims 11-17 in the '562 reexamination, and the USPTO Board of Appeals reversed the examiner's decision and declared those claims invalid. On June 13, 2011, Ruckus submitted a request for rehearing by the Board of Appeals of its decision to reject claims 11-17 of the '562 Patent. On September 28, 2011, the Board of Patent Appeals and Interferences denied Ruckus's request for a rehearing in the '562 Patent reexamination case. Ruckus did not timely file a notice of appeal to the Court of Appeals for the Federal Circuit appealing the USPTO's cancellation of claims 11-17 of the '562 patent. Therefore, a reexamination certificate will issue with claims 11-17 cancelled and claims 1-10 and 18-36 confirmed.

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

Ruckus and the Company recently requested that the stay of the California actions be lifted. This request to lift the stay was predicated on Ruckus's Withdrawal of Appeal and Cancellation of Claims ("Withdrawal") in re-examination at the USPTO pertaining to the '912 Patent. Through the filing of the Withdrawal, Ruckus announced its intent to withdraw and its actual withdrawal of its appeal of claims 1, 4-9-14, 18, 19, and 22-29 in re-examination (the "Appealed Claims"), and Ruckus further announced its intent to cancel and its actual cancellation of claims 30-31 in re-examination (the "Cancelled Claims"). Claims 2, 3, 15-17, 20, and 21 had previously been cancelled during re-examination (the "Previously Cancelled Claims"). Because the Appealed Claims and the Cancelled Claims represented the entirety of the claims remaining for consideration in re-examination, and the Previously Cancelled Claims are no longer of record in the offensive case by Ruckus against the Company, there are no remaining claims for re-examination in the '912 Patent and the '912 Patent cannot be asserted against the Company. Thus, the Company and Ruckus requested that the Court lift the stay of this litigation and calendar a case management conference, which was set for January 3, 2013. The California action will now again start proceeding after approximately four years of inactivity.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On November 19, 2010, the Company filed suit against Ruckus in the U.S. District Court, District of Delaware for infringement of four of the Company's patents. The Company alleges that Ruckus's manufacture, use, sale or offers for sale within the United States or importation into the United States of products, including wireless communication products, infringe United States Patent Nos. 5,812,531, 6,621,454, 7,263,143, and 5,507,035, all owned by the Company. The Company granted Ruckus an extension to file its answer to the Company's suit, and on January 11, 2011, Ruckus filed a motion to dismiss the Company's suit based on insufficient pleadings. The Company filed its response to Ruckus's motion on January 31, 2011. In addition, on May 6, 2011, Ruckus filed a motion to transfer venue to the Northern District of California. The Court denied Ruckus' motion to transfer the case to the Northern District of California and granted the Company leave to file an amended complaint rather than address the Ruckus motion to dismiss based on insufficient pleadings. The Company filed the proposed amended complaint. Nevertheless, Ruckus filed a second motion to dismiss based on insufficient pleadings by the Company. On March 28, 2012, the Delaware District Court in a memorandum opinion and order denied Ruckus's second motion to dismiss. A scheduling conference occurred April 18, 2012, and the Company submitted its initial disclosures in the case on May 15, 2012. On May 31, 2012, Ruckus filed its third motion to dismiss, asserting that the Company cannot sustain its indirect infringement and willfulness allegations without pleading pre-suit knowledge of the patents. The Company responded to Ruckus's motion to dismiss on June 18, 2012. The Court released the schedule for the case on June 8, 2012 with Claim Construction and Summary Judgment Hearings scheduled for August 9, 2013 and a ten day jury trial scheduled for October 21, 2013. On July 13, 2012, the Company added to its complaint against Ruckus an allegation of infringement of patent number 6,512,480 (“System and method for narrow beam antenna diversity in an RF data transmission system”) by Ruckus's ZoneFlex and MediaFlex products. The Company and Ruckus participated in a court-ordered mediation on September 13, 2012 in Delaware. The parties did not come to an agreement to settle the litigation pending between the parties. Discovery in this case is continuing with depositions scheduled to take place over the next several months. It is too early to reasonably estimate the financial impact to the Company as a result of the Ruckus litigation matters.

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and 30 other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court, Northern District of Alabama. Northpeak alleges that the Company's 802.11b compatible products infringe certain claims of U.S. Patent Nos. 4,977,577 ("the '577 Patent") and 5,987,058 ("the '058 Patent"). The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court, Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the USPTO on the asserted patents. The reexaminations of the patents are proceeding. In March 2011, the USPTO confirmed the validity of the asserted claims of the '577 Patent over certain prior art references. In April 2011, the USPTO issued a final office action rejecting both asserted claims of the '058 Patent as being obvious in light of the prior art. The case remains stayed by stipulation, and no trial date has been set. The Company does not expect there to be a material financial impact to the Company because of this litigation matter.

Ericsson v. NETGEAR

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516; 6,330,435; 6,424,625; 6,519,223; 6,772,215; 5,987,019; 6,466,568; and 5,771,468 ("the '468 Patent"). Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants' IEEE 802.11-compliant products. In addition, Ericsson alleged that the Company infringed the claimed methods and apparatuses of the '468 Patent through the Company's PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On March 1, 2011, the defendants filed a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On March 21, 2011, Ericsson filed is opposition to the motion, and on April 1, 2011, defendants filed their reply to Ericsson's opposition to the motion to transfer. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on Jun 9, 2011, the Court set a Markman hearing for June 28, 2012 and trial for June 3, 2013. On June 14, 2011, Ericsson submitted its infringement contentions against the Company. On September 29, 2011, the Court denied the defendants motion to transfer venue to the Northern District of California. In advance of the Markman hearing, the parties on March 9, 2012 exchanged proposed constructions of claim terms and on April 9, 2012 filed the Joint Claim Construction Statement with the District Court. On May 8, 2012, Ericsson submitted its opening Markman brief and on June 1, 2012 the defendants submitted their responsive Markman brief. Ericsson's Reply Markman brief was submitted June 15, 2012, and on June 28, 2012 the Markman hearing was held in the Eastern District of Texas. The Court has not yet released its Markman Order construing the claims of Ericsson's asserted patents. On June 21, 2012, Ericsson dismissed the '468 Patent (“Multi-purpose base station”) with prejudice and gave the Company a

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

covenant not to sue as to products in the marketplace now or in the past. On June 22, 2012, Intel filed its Complaint in Intervention, meaning that Intel is now an official defendant in the Ericsson case. Discovery is ongoing. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

Fujitsu v. NETGEAR

On September 3, 2010, Fujitsu filed a complaint against the Company, Belkin International, Inc., Belkin, Inc., D−Link Corporation, D−Link Systems, Inc., ZyXEL Communications Corporation, and ZyXEL Communications, Inc in the U.S. District Court, Northern District of California alleging that certain of the Company's products infringe upon Fujitsu's U.S. patent Re. 36,769 patent ("the '769 Patent") through various cards and interface devices within the Company's products. The Company answered the complaint denying the allegations of infringement and claiming that the asserted patent is invalid. In addition, the Company filed a motion to disqualify counsel for Fujitsu. The Company's disqualification motion was argued before the Court on December 16, 2010, and on December 22, 2010, the Court granted the Company's motion and disqualified counsel for Fujitsu. In response, Fujitsu requested a stipulation from all parties to reset the case management conference and scheduled hearing dates for the motions to dismiss. The initial case management conference was held on March 18, 2011. A claim construction hearing was held on October 14, 2011. On February 3, 2012, the Court issued its claim construction order based on the claim construction hearing. On March 3, 2011, the Fujitsu patent emerged from the latest ex-parte reexamination in the USPTO that was initiated by Belkin, Inc. The USPTO examiner rejected five of the “wired” claims in the patent, but found that the majority of claims of the patent were valid. Expert discovery opened May 4, 2012 with the exchange of initial expert reports. Rebuttal expert reports were exchanged on May 25, 2012, and expert discovery closed on June 8, 2012. A further case management conference was held on May 9, 2012 where the Court ordered that by June 12, 2012 Fujitsu must file a status report narrowing its asserted claims to no more than 10 claims, and narrowing the accused products accordingly, and Fujitsu filed the status report on the due date. By July 3, 2012, the Court ordered the Defendants to file a status report reducing its number of prior art references and obviousness combinations, and Defendants filed the status report on the due date. The Court also limited Fujitsu to one motion for summary judgment and allowed Defendants to jointly file two summary judgment motions. The Court further implemented the following dates: last day to file disposition motions of July 26, 2012; hearing on dispositive motions on September 6, 2012 at 1:30 pm; final pretrial conference on November 1, 2012; and jury trial beginning November 26, 2012. The Court ordered the length of the trial to be 10 days. The Court also set a further case management conference for September 6, 2012, immediately following the hearing on any dispositive motions filed. The parties submitted their summary judgment motions on July 26, 2012. Fujitsu submitted a summary judgment motion arguing that the defendants infringe the '769 Patent. The defendants submitted two summary judgment motions. The first argued that any infringement by the defendants was not willful, and the second argued that the '769 Patent is invalid.

On September 28, 2012, the Court issued its summary judgment ruling. The Court did not invalidate the '769 Patent and ruled that some of the Company's cards infringed the '769 Patent.

In addition, the Court rejected Fujitsu's narrowing arguments for the terms “card” and “slot” that are contained in the claims of the patent in suit, expressly holding that “card” should be given its plain and ordinary meaning and agreeing with Defendants that “slot” was a broad term meaning “an opening.”

It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

Powerline Innovations, LLC v. NETGEAR

On August 6, 2011 the Company, along with 16 other companies, was sued in the U.S. District Court, Eastern District of Texas, Tyler Division for patent infringement by a non-practicing entity called Powerline Innovations, LLC (“Powerline Innovations”).  This is a single patent case, involving U.S. Patent No. 5,471,190, entitled “Method and Apparatus for Resource Allocation in a Communication Network System.”  On the same day that it filed suit against the Company and 16 other companies, Powerline Innovations sued 14 additional companies in a separate suit in U.S. District Court, Eastern District of Texas for infringement of the same patent.  The complaint against the Company alleges that it infringes the 5,471,190 patent based on the Company's use of methods for establishing control relationships between plural devices and names the Company's Powerline AV Ethernet Adapter, Model XAV101, as an accused infringing product. The Company answered the plaintiff's complaint on December 12, 2011, and asserted that it has not infringed the patent in suit and that the patent in suit is invalid. In addition, the Company asserted various affirmative defenses. An initial status conference took place on August 6, 2012. On October 1, 2012, the defendants remaining in the case filed a motion to transfer venue from the U.S. District Court, Eastern District of Texas to the U.S. District Court, Northern District of California. The Company does not expect there to be a material financial impact to the Company because of this litigation matter.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On October 10, 2012, the Company was sued for a second time for patent infringement by Powerline Innovations. The patent involved in this case is United States Patent No. 8,157,581, titled “Thermal Management Method and Device for Powerline Communications”. The accused Company products include Powerline Models XAVB1501, XAVB1601, XAV2001, XAVN2001, XAVB2001, XAVNB2001, XAV2101, XAVB2101, XAUB2511, XWN5001, XAVB5001, XAVB5101, XWNB5201, XAVB5601, XAVB5602 products. The Company has not yet answered the complaint and is evaluating the allegations by Powerline Innovations. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

NETGEAR v. Innovatio IP Ventures LLC.

On November 16, 2011, the Company filed a declaratory judgment action in the District of Delaware for non-infringement and invalidity of 17 WiFi-related patents brought in the approximately 15 actions throughout the United States by Innovatio IP Ventures LLC (“Innovatio”) against end user customers of the Company and other companies. Shortly after filing the declaratory judgment action, the Company filed a response supporting Cisco Systems, Inc.'s ("Cisco") and Motorola Solutions, Inc.'s ("Motorola") Motion to Transfer for Coordinated Pretrial Proceedings Pursuant to 28 U.S.C. § 1407 that was before the United States Judicial Panel on Multidistrict Litigation (“JPML”). The pending motion to transfer would serve to consolidate all of the Innovatio lawsuits - including the Company's pending declaratory judgment action in Delaware-and transfer them to a single court for coordinated pretrial proceedings. On December 28, 2011, the JPML issued an order transferring the Innovatio actions throughout the United States, including the Company's declaratory judgment action, to the United States District Court for the Northern District of Illinois. Thus, the Company's declaratory judgment action and approximately 15 other similar cases will now proceed in the Northern District of Illinois in a consolidated fashion. The status conference originally scheduled for March 27, 2012 was postponed by the District Court until April 10, 2012. At the conference, the District Court discussed two primary issues (1) case phasing (i.e., which subset of defendants should proceed after Markman Hearing through the remaining proceedings) and (2) the defendants' proposal on damages contentions. The District Court stated that it tentatively felt that the case should proceed with one or more WiFi hardware suppliers after the Markman Hearing, but was going to reserve a final ruling on the issue. The District Court withheld ordering damages contentions for the time being. The District Court also ordered that the parties prepare a joint pretrial order reflecting the court's decisions and the schedule for the case. On July 10, 2012, Innovatio answered the Declaratory Judgment Complaint filed by the Company with various counterclaims, cross claims, and affirmative defenses. In its answer, Innovatio accused the Company of infringing six WiFi-related patents in addition to the 17 WiFi-related patents on which the Company brought its declaratory judgment action of non-infringement and invalidity. The Company filed its answer to Innovatio's various counterclaims, cross claims, and affirmative defenses on August 3, 2012. In addition, on October 1, 2012, Cisco, Motorola and the Company filed an amended complaint alleging racketeering, fraud, interference with contract, unfair business practices, and conspiracy, among other things, against Innovatio. Discovery in the case in ongoing. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

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

On April 3, 2012, the Company filed suit against Harris in the District Court of the Northern District of California asserting that Harris infringes four of the Company's patents. In the complaint, the Company alleges that Harris infringes: a) U.S. Patent No. 6,718,030, entitled “Virtual Private Network System and Method Using Voice of Internet Protocol” through Harris's VIDA Network and products, the VIDA Telephone Interconnect (VTI), the MASTR III Base Station, and the EDACS MASTR III repeater; b) U.S. Patent No. 7,200,400, entitled “Mobile to 802.11 Voice Multi-Network Roaming Utilizing SIP Signaling With SIP Proxy or Redirect Server” through Harris's VIDA Network and products, the Inter-RF Subsystem Interface (ISSI) Gateway, the Interoperability Gateway, and the UNITY XG-100P Portable Radio; c) U.S. Patent No. 7,218,722, entitled “System and Method For Proving Call Management Services in a Virtual Private Network Using Voice or Video Over Internet Protocol” through Harris's VIDA Network and products, the VIDA Telephone Interconnect (VTI), the P7200 Portable Radio, the OpenSky Network and Products, the MASTR III Base Station, and EDACS MASTR III repeater; and d) U.S. Patent No. 7,936,714, entitled “Spectrum Allocation System and Method For Multi-Band Wireless RF Data Communications” through Harris's UNITY XG-100P Portable Radio. Harris responded to the complaint on the due date for its answer.

Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the uncertainty of a jury verdict on the merits, on October 19, 2012, Harris and the Company signed a final settlement agreement settling the two patent cases that the parties brought against each other. The settlement agreement included the following principal points: 1) dismissal with prejudice of the lawsuits pending between the Company and Harris; 2) a one-time lump-sum payment by the Company to Harris; 3) assignment of certain patents, and related patents from Harris to the Company; 4) a covenant not to sue each other for ten years by both parties that applies to lawsuits based upon any of the parties' patents; and 5) a covenant not to sue by both parties for the life of the patents in suit between the parties that applies to the patents in suit and all related patents, including without limitation the foreign counterparts. Each party agreed to bear its own costs and attorneys' fees. This arrangement does not have a material impact on the Company's consolidated financial position, results of operations, or cash flows. The Company allocated a portion of the one-time lump-sum payment to the quarterly period ended September 30, 2012, and the majority of the one-time lump-sum payment will be recorded in prepaids and other current assets in the fourth quarter of 2012.

U.S. Ethernet Innovation, LLC v. NETGEAR

On June 22, 2012, U.S. Ethernet Innovations, LLC (“USEI”) sued the Company in the District Court for the Eastern District of Texas, alleging infringement of certain of its Ethernet-related patents: U.S. Patent Numbers 5,732,094 (“Method for automatic initiation of data transmission”); 5,434,872 (“Apparatus for automatic initiation of data transmission”); 5,299,313 (“Network interface with host independent buffer management”) and 5,530,874 (“Network adapter with an indication signal mask and an interrupt signal mask”). USEI is a patent holding entity with a nominal office in the Eastern District of Texas. The accused products include products such as the “Netgear RT311 Internet Gateway Router.” The Company received an extension until August 17, 2012 to answer the complaint. USEI has sued, in addition to the Company, the following companies on the same and other of its Ethernet-related patents: Ricoh Americas Corporation, TRENDnet, Inc., Xerox Corporation, Konica Minolta Business Solutions U.S.A., Inc., Freescale Semiconductor, Inc., Sharp Electronics Corporation, Digi International Inc., NetSilicon, Inc., Epson America, Inc., Cirrus Logic, Inc., Yamaha Corporation of America, Control4 Corporation, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Samsung Austin Semiconductor, LLC, Oki Data Americas, Inc., STMicroelectronics N.V., and STMicroelectronics, Inc. (collectively, “Defendants”).

The Company received a further extension to answer the complaint and answered on September 4, 2012 via a 12(b)(6) motion to dismiss the complaint for various reasons, including a lack of pleading specificity. USEI responded to the Company's motion to dismiss under Rule 12(b)(6) on September 21, 2012. The Company submitted its Reply in Support of its Motion to Dismiss on October 1, 2012.

The Court consolidated for discovery purposes USEI's cases against the aforementioned defendants and scheduled a consolidated Markman hearing for April 4, 2013 for the asserted patents. The Court also indicated that the court would consider any of Defendants' transfer motions as soon as possible. The trial date has been set for April 14, 2014. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

ReefEdge Networks, LLC v. NETGEAR, Inc.

On September 17, 2012, the Company was sued by ReefEdge Networks, LLC, a non-practicing entity. The Company has received an extension from the plaintiff until November 8, 2012 to answer the complaint.

The complaint alleges that NETGEAR infringes three related patents: 6,633,761 B1; 6,975,864 B2; 7,197,308 B2. In general terms, these asserted patents involve seamlessly handing-off portable wireless devices from one access point to another so as to provide roaming within a wireless network.

The complaint specifically accuses the Company's ProSafe wireless controller of infringing these three patents. On August 15, 2012, ReefEdge filed complaints in Delaware against Aruba Networks Inc., Cisco Systems Inc., Meru Networks Inc., and Ruckus Wireless Inc. alleging infringement of the same three patents. In the second tranche of lawsuits, ReefEdge sued--in addition to the Company-Brocade Communications Systems, Inc., Extreme Networks Inc., ADTRAN, Inc., Alcatel-Lucent Inc., D-Link Systems, Inc., Enterasys Networks, Inc., Motorola Solutions Inc., CDW Corporation, Avaya Inc., and ZyXEL Communications Corporation. The Company has not yet answered the complaint and is evaluating the allegations. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

IP Indemnification Claims

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents,

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Environmental Regulation

The European Union (“EU”) enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company's consolidated results of operations and financial position for the three and nine months ended September 30, 2012 and October 2, 2011. The WEEE Directive was recast on July 24, 2012, published on August 13, 2012, and will be implemented by all member states on February 14, 2014. The Company expects no material impact on the its consolidated results of operations and financial positions due to this recasting. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company continues to monitor WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance. The Company believes it has met the applicable requirements of current WEEE Legislation and similar legislation in other jurisdictions, to the extent implementation requirements have been published.

Additionally, the EU enacted the Restriction of Hazardous Substances Directive (“RoHS Legislation”), the REACH Regulation, Packaging Directive and the Battery Directive. EU RoHS Legislation, along with similar legislation in China, requires manufacturers to ensure certain substances, including polybrominated biphenyls (“PBD”), polybrominated diphenyl ethers (“PBDE”), mercury, cadmium, hexavalent chromium and lead (except for allowed exempted materials and applications), are below specified maximum concentration values in certain products put on the market after July 1, 2006. The RoHS Directive was recast on July 21, 2011 and is scheduled to go into force on January 3, 2013. The Company expects no material impact on the its consolidated results of operations and financial positions due to this recasting. The REACH Regulation requires manufacturers to ensure the published list of substances of very high concern in certain products are below specified maximum concentration values. The Battery Directive controls use of certain types of battery technology in certain products and requires mandatory marking. The Company believes it has met the requirements of the RoHS Directive Legislation, the REACH Regulation and the Battery Directive Legislation.

Additionally, the EU enacted the Energy Using Product (“EuP”) Directive, which came into force in August of 2007.  The EuP Directive required manufacturers of certain products to meet minimum energy efficiency performance requirements. These requirements were documented in EuP implementing measures issued for specific product categories.  The implementing measures affecting the Company's products are minimum power supply efficiencies and may include required equipment standby modes, which also reduce energy consumption. The EuP Directive was repealed in November of 2009 and replaced by the Energy Related Products ("ErP") Directive, which includes the same implementing measures of the former EuP Directive and new implementing measures applicable to the Company's products. The Company is in compliance with applicable implementing measures of the ErP Directives since it came into force.

10.	Stockholders' Equity

Common Stock Repurchase Program

On October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6,000,000 shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. The Company did not repurchase any shares under this authorization during the three and nine months ended September 30, 2012, and October 2, 2011.
The Company repurchased approximately 22,000 shares, or $0.8 million of common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the nine months ended September 30, 2012. Similarly, during the nine months ended October 2, 2011, the

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company repurchased approximately 24,000 shares, or $0.9 million of common stock, respectively under the same program to help facilitate tax withholding for RSUs.
These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
Cumulative Other Comprehensive Income, Net

The following table sets forth the components of cumulative other comprehensive income, net of related taxes, as of September 30, 2012 and December 31, 2011 (in thousands):

	As of
	September 30, 2012	December 31, 2011
Net unrealized (loss) gain on derivative instruments	$(181)	$6
Net unrealized gain on available-for-sale securities	10	17
Total cumulative other comprehensive (loss) income, net of taxes	$(171)	$23

11.	Employee Benefit Plans
The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, and 2003 Stock Plan under which awards may be granted to all employees. Award vesting periods for these plans are generally four years. As of September 30, 2012, a total of 2,713,679 shares were reserved for future grants under these plans.
Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As of September 30, 2012, a total of 387,058 shares were reserved for future grants under the ESPP.
Option Activity
Stock options activity during the nine months ended September 30, 2012, was as follows:

	Options Outstanding
	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
December 31, 2011	3,950	$27.03
Granted	1,272	33.81
Cancelled and expired	(313)	30.34
Exercised	(472)	22.79
September 30, 2012	4,437	$29.19

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSU Activity

RSU activity during the nine months ended September 30, 2012, was as follows:

	RSUs Outstanding
	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)	(in dollars)
December 31, 2011	177	$27.86
RSUs granted	50	31.64
RSUs vested	(103)	29.19
RSUs cancelled	(9)	30.59
September 30, 2012	115	$28.10

Valuation and Expense Information
The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. The estimated expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with a remaining term commensurate with the estimated expected term. Expected volatility is based on historical volatility over the most recent period commensurate with the estimated expected term.
The following table sets forth the assumptions used to fair value option grants during the three and nine months ended September 30, 2012 and October 2, 2011 based on its historical experience.

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Expected life (in years)	4.4	4.3	4.3 - 4.4	4.3 - 4.4
Risk-free interest rate	0.48%	1.09%	0.48% - 0.91%	1.09% - 1.87%
Expected volatility	52.3%	50.7%	52.1% - 52.5%	49.9% - 50.7%
Dividend yield	—	—	—	—

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cost of revenue	$473	$259	$1,021	$737
Research and development	778	606	2,066	1,873
Sales and marketing	1,238	1,264	3,623	3,949
General and administrative	1,530	1,325	4,096	3,775
Total stock-based compensation	$4,019	$3,454	$10,806	$10,334

As of September 30, 2012, $27.2 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.46 years. Additionally, $2.2 million of total unrecognized compensation cost related to non-vested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 0.83 years.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net revenues:
Retail	$123,457	$127,082	$366,258	$352,076
Commercial	79,240	91,059	234,498	247,793
Service provider	112,513	83,659	360,729	271,994
Total net revenues	315,210	301,800	961,485	871,863
Contribution income:
Retail	$17,759	$19,958	$62,590	$60,843
Retail contribution margin	14.4%	15.7%	17.1%	17.3%
Commercial	19,998	23,013	52,272	56,716
Commercial contribution margin	25.2%	25.3%	22.3%	22.9%
Service Provider	11,283	6,662	33,822	24,063
Service Provider contribution margin	10.0%	8.0%	9.4%	8.8%
Total segment contribution income	49,040	49,633	148,684	141,622
Corporate and unallocated costs	(12,866)	(11,994)	(36,430)	(33,986)
Amortization of intangible assets (1)	(1,354)	(1,064)	(3,317)	(3,610)
Stock-based compensation expense	(4,019)	(3,454)	(10,806)	(10,334)
Restructuring and other charges	—	—	—	(2,094)
Acquisition related compensation	—	—	—	(40)
Impact to cost of sales from acquisition accounting adjustments to inventory	—	—	—	(609)
Litigation reserves, net	(269)	(44)	(420)	234
Interest income	109	115	344	350
Other income (expense), net	3,070	(267)	2,823	(938)
Income before income taxes	$33,711	$32,925	$100,878	$90,595
________________________________

(1)	Amount excludes amortization expense related to patents within purchased intangible assets in costs of revenues.

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
United States	$172,926	$144,969	$495,717	$419,460
Americas (excluding U.S.)	4,721	4,040	13,723	11,022
United Kingdom	45,127	38,010	141,731	124,831
EMEA (excluding U.K.)	59,241	81,725	205,533	227,855
APAC	33,195	33,056	104,781	88,695
Total net revenue	$315,210	$301,800	$961,485	$871,863

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	September 30, 2012	December 31, 2011
United States	$10,549	$9,901
Americas (excluding U.S.)	36	44
EMEA	668	331
China	6,651	4,909
APAC (excluding China)	1,023	699
	$18,927	$15,884
Significant customers as a percentage of net revenues are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Best Buy Co., Inc. and Affiliates (Retailer)	9%	11%	8%	11%
Virgin Media Limited and Affiliates (Service Provider)	9%	5%	10%	8%
Ingram Micro, Inc. and Affiliates (Distributor)	8%	10%	9%	10%
All others	74%	74%	73%	71%
	100%	100%	100%	100%

13.	Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

	As of September 30, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$497	$497	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	225,035	225,035	—	—
Available-for-sale securities—Certificates of Deposit (1)	2,784	2,784	—	—
Foreign currency forward contracts (2)	620	—	620	—
Total assets measured at fair value	$228,936	$228,316	$620	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of September 30, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(1,104)	$—	$(1,104)	$—
Total liabilities measured at fair value	$(1,104)	$—	$(1,104)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	As of December 31, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$24,844	$24,844	$—	$—
Available-for-sale securities—Treasuries (1)	144,703	144,703	—	—
Available-for-sale securities-Certificates of Deposit (1)	94	94	—	—
Foreign currency forward contracts (2)	1,237	—	1,237	—
Total assets measured at fair value	$170,878	$169,641	$1,237	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(723)	$—	$(723)	$—
Total liabilities measured at fair value	$(723)	$—	$(723)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.
The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A+/A2 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At September 30, 2012 and December 31, 2011, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

14.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $3.0 million and $9.4 million for the three and nine months ended September 30, 2012, respectively, and $3.5 million and $10.3 million for the three and nine months ended October 2, 2011, respectively.

15.	Restructuring and Other Charges

There were no restructuring charges or other charges during the three and nine months ended September 30, 2012.  During the nine months ended October 2, 2011, the Company incurred $1.6 million in restructuring costs for employee severance related to the reorganization into three specific business units: retail, commercial, and service provider.  In addition, the Company incurred $0.5 million in transition services in connection with the acquisition of the CNS division of Westell Technologies, Inc. Refer to Note 3, Business Acquisitions for additional information regarding the CNS acquisition. The Company presents expenses related to restructuring and other charges as a separate line item in its unaudited condensed consolidated statements of operations.

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

We operate in three specific business segments: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, home monitoring, storage and digital media products to connect consumers with the Internet and their content and devices. The commercial business unit consists of business networking, storage and security solutions without the cost and complexity of Big IT. The service provider business unit consists of made-to-order and retail proven, whole home networking solutions sold to service providers for sale to their customers. We conduct business across three geographic regions: Americas, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Fry’s Electronics, Radio Shack, Staples, Target, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), Dick Smith (Australia), JB HiFi (Australia) and Elkjop (Norway). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers, including Ingram Micro and Best Buy. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future. Our service provider business has grown substantially and it is difficult to ascertain a seasonal pattern given that the business is less predictable than our other core businesses.

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

Our net revenue increased $13.4 million, or 4.4%, to $315.2 million for the three months ended September 30, 2012, from $301.8 million for the three months ended October 2, 2011. This increase was primarily driven by an increase in Service Provider Business Unit revenue, as a result of increased sales of broadband gateways and home wireless products to our service provider customers, and an increase in home wireless products to our retail customers. From a geographic perspective, this increase was primarily driven by an increase in Americas revenue. We also experienced an increase in APAC revenue; however we noted softness in Australia across all channels, due to concerns over demand from China for Australian exports. We continued to see macroeconomic weakness in the European market, with the slowdown spreading from southern Europe to the UK and Northern Europe, and therefore our net revenues in these markets have been negatively impacted.

Our gross margin decreased to 31.0% for the three months ended September 30, 2012, from 31.9% for the three months ended October 2, 2011. The decrease in gross margin was primarily attributable to the higher percentage of our total net revenue derived from sales to service providers, which generally carry lower gross margins. Operating expenses for the three months ended September 30, 2012 was $67.2 million, or 21.3% of net revenue, compared to $63.2 million, or 20.9% of net revenue, for the three months ended October 2, 2011. This increase was primarily attributable to increases in costs related to research and development projects and outside services.

Net income decreased $2.9 million, or 11.1%, to $23.8 million for the three months ended September 30, 2012, from $26.7 million for the three months ended October 2, 2011. This decrease was primarily due to an increase in the provision for income taxes and operating expenses of $3.7 million and $4.0 million, respectively. The decrease was partially offset by a gain of $3.1 million on the sale of a cost method investment and an increase in gross profit of $1.4 million, which was largely attributable to revenue growth.

On July 2, 2012, we acquired AVAAK, Inc. ("AVAAK"), a privately-held company that develops wire-free video networking products for a total purchase consideration of $24.0 million in cash. We believe the acquisition will bolster our retail business unit product offerings and expand our presence into the smart home market. The historical results of operations of AVAAK prior to the acquisition were not material to our results of operations.

We are currently rolling out home monitoring products from the AVAAK acquisition in North America and plan on a worldwide roll out in the first half of 2013. In addition we plan on rolling out wireless controller products from our prior quarter acquisition of certain assets from Firetide in the second half of 2013.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations and the percentage change for the three and nine months ended September 30, 2012, with the comparable reporting periods in the preceding year.

	Three Months Ended			Nine Months Ended
	September 30, 2012	% Change	October 2, 2011	September 30, 2012	% Change	October 2, 2011
	(In thousands, except percentage data)
Net revenue	$315,210	4.4%	$301,800	$961,485	10.3%	$871,863
Cost of revenue	217,522	5.9%	205,490	669,310	12.0%	597,390
Gross profit	97,688	1.4%	96,310	292,175	6.4%	274,473
Operating expenses:
Research and development	17,399	36.6%	12,738	46,277	31.8%	35,102
Sales and marketing	37,600	(5.1)%	39,600	114,247	(0.9)%	115,284
General and administrative	11,888	9.6%	10,851	33,520	8.0%	31,044
Restructuring and other charges	—	**	—	—	(100.0)%	2,094
Litigation reserves, net	269	511.4%	44	420	(279.5)%	(234)
Total operating expenses	67,156	6.2%	63,233	194,464	6.1%	183,290
Income from operations	30,532	(7.7)%	33,077	97,711	7.2%	91,183
Interest income	109	(5.2)%	115	344	(1.7)%	350
Other income (expense), net	3,070	(1,249.8)%	(267)	2,823	(401.0)%	(938)
Income before income taxes	33,711	2.4%	32,925	100,878	11.4%	90,595
Provision for income taxes	9,920	60.6%	6,178	30,418	37.9%	22,062
Net income	$23,791	(11.1)%	$26,747	$70,460	2.8%	$68,533
 ** Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net revenue	100%	100%	100%	100%
Cost of revenue	69.0%	68.1%	69.6%	68.5%
Gross margin	31.0%	31.9%	30.4%	31.5%
Operating expenses:
Research and development	5.5%	4.2%	4.8%	4.0%
Sales and marketing	11.9%	13.1%	11.9%	13.2%
General and administrative	3.8%	3.6%	3.5%	3.6%
Restructuring and other charges	—%	—%	—%	0.2%
Litigation reserves, net	0.1%	0.0%	0.0%	0.0%
Total operating expenses	21.3%	20.9%	20.2%	21.0%
Income from operations	9.7%	11.0%	10.2%	10.5%
Interest income	0.0%	0.0%	0.0%	0.0%
Other income (expense), net	1.0%	(0.1)%	0.3%	(0.1)%
Income before income taxes	10.7%	10.9%	10.5%	10.4%
Provision for income taxes	3.2%	2.0%	3.2%	2.5%
Net income	7.5%	8.9%	7.3%	7.9%

Three Months Ended September 30, 2012 Compared to Three Months Ended October 2, 2011

Net Revenue

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

Net revenue increased $13.4 million, or 4.4%, to $315.2 million for the three months ended September 30, 2012, from $301.8 million for the three months ended October 2, 2011, primarily due to an increase in Service Provider Business Unit revenue, as a result of increased sales of broadband gateways and home wireless products to our service provider customers. From a geographic perspective, this increase was primarily driven by an increase in Americas revenue. For further discussion of net revenue by geographic region see the section entitled "Net Revenue by Geographic Region." For further discussion of net revenue by segment see the section entitled “Segment Information.”

Net Revenue by Geographic Region

	Three Months Ended
	September 30, 2012	% Change	October 2, 2011
	(In thousands, except percentage data)
Americas	$177,647	19.2%	$149,009
Percentage of net revenue	56.4%		49.4%
EMEA	$104,368	(12.8)%	$119,735
Percentage of net revenue	33.1%		39.7%
APAC	$33,195	0.4%	$33,056
Percentage of net revenue	10.5%		10.9%
Total net revenue	$315,210	4.4%	$301,800

The increase in Americas net revenue was primarily attributable to sales of our broadband gateways and home wireless products, partially offset by a decrease in sales of our network storage products. The decrease in EMEA net revenue was primarily attributable to decrease in sales of our home wireless products, switches and hubs, powerline and network storage products. The flat net revenue in APAC was primarily attributable to increased sales in our broadband gateway products, offset by a decrease in sales of network storage, switches and hubs, and multimedia products.

Americas continues to represent the largest percentage of our net revenues, while APAC decreased as a percentage of revenue, primarily due to weakness in Australia across all channels offset by growth in the rest of the APAC region. EMEA decreased as a percentage of revenues as we continued to see macroeconomic weakness in the European market, with the slowdown spreading from southern Europe to the UK and Northern Europe.

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

	Three Months Ended
	September 30, 2012	% Change	October 2, 2011
	(In thousands, except percentage data)
Cost of revenue	$217,522	5.9%	$205,490
Gross margin percentage	31.0%		31.9%

Cost of revenue increased $12.0 million, or 5.9%, to $217.5 million for the three months ended September 30, 2012, from $205.5 million for the three months ended October 2, 2011. Our gross margin decreased to 31.0% for the three months ended September 30, 2012, from 31.9% for the three months ended October 2, 2011. The decrease in gross margin percentage was primarily attributable to relatively faster growth in revenue from service providers, which generally carries lower gross margins than our other products. Sales to service providers increased as a percentage of net revenue to 35.7% in the three months ended September 30, 2012 compared to 27.7% in the three months ended October 2, 2011. The decrease in gross margin percentage was partially offset by a decrease in warranty costs and relatively lower usage of air freight for inbound inventory for the three months ended September 30, 2012 as compared to the same period a year ago.

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

	Three Months Ended
	September 30, 2012	% Change	October 2, 2011
	(In thousands, except percentage data)
Research and development expense	$17,399	36.6%	$12,738
Percentage of net revenue	5.5%		4.2%

Research and development expenses increased $4.7 million, or 36.6%, to $17.4 million for the three months ended September 30, 2012, from $12.7 million for the three months ended October 2, 2011. Additionally, research and development expense increased as a percentage of net revenue to 5.5% for the three months ended September 30, 2012 as compared to 4.2% for the three months ended October 2, 2011. The increases were primarily attributable to an increase of $2.5 million in costs related to our increased investment in research and development projects, and acquisition-related research and development. Additionally, the increases were attributable to an increase of $1.2 million in payroll and other headcount-related costs driven by headcount growth. Research and development headcount increased by 44 employees to 258 employees at September 30, 2012 compared to 214 employees at October 2, 2011.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended
	September 30, 2012	% Change	October 2, 2011
	(In thousands, except percentage data)
Sales and marketing expense	$37,600	(5.1)%	$39,600
Percentage of net revenue	11.9%		13.1%

Sales and marketing expenses decreased $2.0 million, or 5.1%, to $37.6 million for the three months ended September 30, 2012, from $39.6 million for the three months ended October 2, 2011. Additionally, sales and marketing expense decreased as a percentage of net revenue to 11.9% for the three months ended September 30, 2012 compared to 13.1% for the three months ended October 2, 2011. These decreases were primarily attributable to a decrease of $1.1 million in payroll and other headcount related costs related to variable compensation expenses. Additionally, these decreases were attributable to a decrease of $0.7 million in marketing expenses, as we shifted our marketing efforts towards activities that were deemed to be a reduction in net revenue and away from operating expense related marketing. Sales and marketing headcount increased by 15 employees to 357 employees at September 30, 2012 compared to 342 employees at October 2, 2011.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Three Months Ended
	September 30, 2012	% Change	October 2, 2011
	(In thousands, except percentage data)
General and administrative expense	$11,888	9.6%	$10,851
Percentage of net revenue	3.8%		3.6%

General and administrative expenses increased $1.0 million, or 9.6%, to $11.9 million for the three months ended September 30, 2012, from $10.9 million for the three months ended October 2, 2011. The increase was primarily attributable to a $1.1 million increase in outside legal service costs due to additional litigation and merger and acquisition activity. Additionally, infrastructure expenses increased $0.6 million, driven in part by the current year's acquisitions. The increases were partially offset by a decrease of $0.7 million in payroll and other headcount related costs, primarily driven by a decrease in variable compensation expenses. General and administrative headcount increased by 18 employees to 125 employees at September 30, 2012 compared to 107 employees at October 2, 2011.

Litigation Reserve

We recorded a litigation reserve charge of $269,000 during the three months ended September 30, 2012 as compared to a reserve charge of $44,000 in the three months ended October 2, 2011 for estimated costs related to the settlement of various lawsuits filed against us. For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net, for the periods indicated:

	Three Months Ended
	September 30, 2012	% Change	October 2, 2011
	(In thousands, except percentage data)
Interest income	$109	(5.2)%	$115
Other income (expense), net	3,070	(1,249.8)%	(267)
Total interest income and other income (expense), net	$3,179	(2,191.4)%	$(152)

Interest income decreased $6,000 to $109,000 for the three months ended September 30, 2012 from $115,000 for the three months ended October 2, 2011. The decrease in interest income was primarily attributable to the decrease in the interest rates in the three months ended September 30, 2012, as compared to the three months ended October 2, 2011.

Other income (expense), net, increased $3.4 million, to income of $3.1 million for the three months ended September 30, 2012, as compared to expense of $0.3 million for the three months ended October 2, 2011. The increase was primarily attributable to the $3.1 million gain on the sale of a cost method investment. In addition, our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three months ended September 30, 2012. For details of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The income tax provision for the three months ended September 30, 2012 was $9.9 million or an effective tax rate of 29.4%, compared to the tax provision for the three months ended October 2, 2011 of $6.2 million or an effective tax rate of 18.8%. The increase in the effective tax rate for the three month period ended September 30, 2012 compared to the same period in the prior year was primarily caused by an increase in the mix of forecasted earnings from countries with relatively higher statutory tax rates. Additionally, the expiration of the federal research tax credit as of December 31, 2011 contributed to the increased effective tax rate for period. These increases were partially offset by a reduction in accruals for uncertain tax positions that were remeasured during the three month period ended September 30, 2012.

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

Net Income

Net income decreased $2.9 million, or 11.1%, to $23.8 million for the three months ended September 30, 2012, from $26.7 million for the three months ended October 2, 2011. This decrease was primarily due to an increase in the provision for income taxes and operating expenses of $3.7 million and $4.0 million, respectively. The decrease was partially offset by a gain of $3.1 million on the sale of a cost investment and an increase in gross profit of $1.4 million, which was largely attributable to revenue growth.

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

September 30, 2012 with the comparable reporting periods in the preceding year.

Retail

	Three Months Ended
	September 30, 2012	% Change	October 2, 2011
	( in thousands, except percentage data)
Net revenue	$123,457	(2.9)%	$127,082
Percentage of net revenue	39.2%		42.1%
Contribution income	17,759	(11.0)%	19,958
Contribution margin	14.4%		15.7%

Net revenue decreased $3.6 million, or 2.9%, to $123.5 million for the three months ended September 30, 2012, from $127.1 million for the three months ended October 2, 2011. The decrease was primarily due to weak EMEA sales of our broadband gateways and home wireless products, partially offset by an increase in sales of our home wireless products in the Americas. Contribution income decreased $2.2 million, or 11.0%, to $17.8 million for the three months ended September 30, 2012, from $20.0 million for the three months ended October 2, 2011. The decrease was primarily driven by the decrease in revenue, and an increase in operating expenses. Specifically, the increase in operating expenses was driven primarily by investments in research and development.
Commercial

	Three Months Ended
	September 30, 2012	% Change	October 2, 2011
	(in thousands, except percentage data)
Net revenue	$79,240	(13.0)%	$91,059
Percentage of net revenue	25.1%		30.2%
Contribution income	19,998	(13.1)%	23,013
Contribution margin	25.2%		25.3%

Net revenue decreased $11.9 million, or 13.0%, to $79.2 million for the three months ended September 30, 2012, from $91.1 million for the three months ended October 2, 2011. The decrease was primarily driven by decreased sales of our network storage products in the Americas and APAC, and a decrease in sales of unmanaged switches in EMEA. Contribution income decreased $3.0 million, or 13.1%, to $20.0 million for the three months ended September 30, 2012, from $23.0 million for the three months ended October 2, 2011. This decrease was primarily attributable to the revenue decline.
Service Provider

	Three Months Ended
	September 30, 2012	% Change	October 2, 2011
	( in thousands, except percentage data)
Net revenue	$112,513	34.5%	$83,659
Percentage of net revenue	35.7%		27.7%
Contribution income	11,283	69.4%	6,662
Contribution margin	10.0%		8.0%

Net revenue in the service provider business unit increased $28.8 million, or 34.5%, to $112.5 million for the three months ended September 30, 2012, from $83.7 million for the three months ended October 2, 2011. The increase was primarily attributable to increased sales of our broadband gateways and home wireless products. Contribution income increased $4.6 million, or 69.4%, to $11.3 million for the three months ended September 30, 2012, from $6.7 million for the three months ended October 2, 2011, primarily due to revenue growth, while operating expenses grew at a slower pace.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended October 2, 2011

Net Revenue

Net revenue increased $89.6 million, or 10.3%, to $961.5 million for the nine months ended September 30, 2012, from $871.9 million for the nine months ended October 2, 2011. The increase in net revenue was primarily attributable increased sales of our broadband gateway, home wireless, and switches and hubs, partially offset by a decrease in sales of our network storage products. We experienced an increase in revenues in the Americas and APAC regions, and in all three business segments with particularly strong sales in the service provider market. For discussion of net revenue by geographic region see the section entitled "Net Revenue by Geographic Region." For discussion of net revenue by segment see the section entitled “Segment Information.”

Net Revenue by Geographic Region

	Nine Months Ended
	September 30, 2012	% Change	October 2, 2011
	(In thousands, except percentage data)
Americas	$509,440	18.3%	$430,482
Percentage of net revenue	53.0%		49.4%
EMEA	$347,264	(1.5)%	$352,686
Percentage of net revenue	36.1%		40.4%
APAC	$104,781	18.1%	$88,695
Percentage of net revenue	10.9%		10.2%
Total net revenue	$961,485	10.3%	$871,863

The increase in Americas net revenue was primarily attributable to the increase in sales of our broadband gateways and home wireless products, partially offset by a decrease in sales of our network storage products. The decrease in EMEA net revenue was primarily attributable to a decrease in sales of our network storage and powerline products, partially offset by an increase in sales of home wireless products. The increase in APAC was primarily attributable an increase in sales of our broadband gateways products.

The Americas continues to represent the largest percentage of our net revenues, while APAC decreased as a percentage of revenue, primarily due to weakness in Australia across all channels offset by growth in the rest of the APAC region. EMEA decreased as a percentage of revenues as the region continues to experience macroeconomic weakness in the European market, with the slowdown spreading from southern Europe to the UK and Northern Europe.
Cost of Revenue and Gross Margin

	Nine Months Ended
	September 30, 2012	% Change	October 2, 2011
	(In thousands, except percentage data)
Cost of revenue	$669,310	12.0%	$597,390
Gross margin percentage	30.4%		31.5%

Cost of revenue increased $71.9 million, or 12.0%, to $669.3 million for the nine months ended September 30, 2012, from $597.4 million for the nine months ended October 2, 2011. Our gross margin decreased to 30.4% for the nine months ended September 30, 2012, from 31.5% for the nine months ended October 2, 2011. The decrease in gross margin was primarily attributable to relatively faster growth in our revenue from service providers, which generally carries lower gross margins than our other products. Sales to service providers increased as a percentage of net revenue to 37.5% in the nine months ended September 30, 2012 compared to 31.2% in the nine months ended October 2, 2011.

Operating Expenses

Research and Development

	Nine Months Ended
	September 30, 2012	% Change	October 2, 2011
	(In thousands, except percentage data)
Research and development expense	$46,277	31.8%	$35,102
Percentage of net revenue	4.8%		4.0%

Research and development expenses increased $11.2 million, or 31.8%, to $46.3 million for the nine months ended September 30, 2012, from $35.1 million for the nine months ended October 2, 2011. Additionally, research and development expenses increased as a percentage of net revenue to 4.8% for the nine months ended September 30, 2012, from 4.0% for the nine months ended October 2, 2011. The increases were primarily attributable to an increase of $5.2 million in costs primarily related to our increased investment in research and development projects, and acquisition-related research and development. Additionally, the increases were attributable to an increase of $4.1 million in payroll and other headcount-related costs driven by headcount growth. Research and development headcount increased by 44 employees to 258 employees at September 30, 2012 compared to 214 employees at October 2, 2011

Sales and Marketing

	Nine Months Ended
	September 30, 2012	% Change	October 2, 2011
	(In thousands, except percentage data)
Sales and marketing expense	$114,247	(0.9)%	$115,284
Percentage of net revenue	11.9%		13.2%

Sales and marketing expense decreased $1.1 million, or 0.9%, to $114.2 million for the nine months ended September 30, 2012, from $115.3 million for the nine months ended October 2, 2011. Additionally, sales and marketing expense decreased as a percentage of net revenue to 11.9% for the nine months ended September 30, 2012 as compared to 13.2% for the nine months ended October 2, 2011. The decreases were primarily attributable to $3.0 million decrease in marketing expenses and $1.0 million decrease outside services, as we shifted our marketing efforts towards activities that were deemed to be a reduction in net revenue and away from operating expense related marketing. The decrease was partially offset by $2.2 million increase in payroll and other headcount-related costs driven by headcount growth. Sales and marketing headcount increased by 15 employees to 357 employees at September 30, 2012 compared to 342 employees at October 2, 2011.

General and Administrative

	Nine Months Ended
	September 30, 2012	% Change	October 2, 2011
	(In thousands, except percentage data)
General and administrative expense	$33,520	8.0%	$31,044
Percentage of net revenue	3.5%		3.6%

General and administrative expenses increased $2.5 million, or 8.0%, to $33.5 million for the nine months ended September 30, 2012, from $31.0 million for the nine months ended October 2, 2011. The increase was primarily attributable to a $2.4 million increase in outside legal services due to additional litigation and merger and acquisition activity. Additionally, infrastructure expenses increased by $1.5 million, mainly driven by additional building and office rent resulting from the current year's acquisitions. The increase was partially offset by $1.8 million decrease in payroll and other employee related expenses due to a decrease in variable compensation. General and administrative headcount increased by 18 employees to 125 employees at September 30, 2012 compared to 107 employees at October 2, 2011.

Litigation Reserve

We recorded litigation reserve charges of $420,000 for estimated costs related to the settlement of various lawsuits filed against us during the nine months ended September 30, 2012, and a benefit of $234,000 as the result of a recovery due to indemnification of one of our suppliers for previously reserved amounts, during the nine months ended October 2, 2011. For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Interest Income and Other Income (Expense), Net

	Nine Months Ended
	September 30, 2012	% Change	October 2, 2011
	(In thousands, except percentage data)
Interest income	$344	(1.7)%	$350
Other income (expense), net	2,823	(401.0)%	(938)
Total interest income and other income (expense), net	$3,167	(638.6)%	$(588)

Interest income was flat for the nine months ended September 30, 2012 and the nine months ended October 2, 2011.

Other income (expense), net, increased $3.7 million, to income of $2.8 million for the nine months ended September 30, 2012, from expense of $0.9 million for the nine months ended October 2, 2011. The increase was primarily attributable to the $3.1 million gain on the sale of a cost method investment. In addition, our foreign currency hedging program reduced volatility associated with hedged currency exchange rate movements during nine months ended September 30, 2012. For details of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The income tax provision for the nine months ended September 30, 2012 was $30.4 million or an effective tax rate of 30.2%, compared to the tax provision for the nine months ended October 2, 2011 of $22.1 million or an effective tax rate of 24.4%. The increase in the effective tax rate for the nine month ended September 30, 2012 compared to the same period in the prior year was primarily caused by an increase in the mix of forecasted earnings from countries with relatively higher statutory tax rates. Additionally, the expiration of the federal research tax credit as of December 31, 2011 contributed to the increased effective tax rate for the period. These increases were partially offset by a reduction in accruals for uncertain tax positions that were remeasured during the nine month period ended September 30, 2012.

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

Net Income

Net income increased $2.0 million, or 2.8%, to $70.5 million for the nine months ended September 30, 2012, from $68.5 million for the nine months ended October 2, 2011. This increase was primarily attributable to the increase in gross profit of $17.7 million primarily driven by revenue growth, and $3.1 million gain from the sale of a cost method investment. Those increases were partially offset by an increase in the provision for income taxes of $8.3 million and an increase in operating expenses of $11.2 million.

Segment Information

Retail

	Nine Months Ended
	September 30, 2012	% Change	October 2, 2011
	( in thousands, except percentage data)
Net revenue	$366,258	4.0%	$352,076
Percentage of net revenue	38.1%		40.4%
Contribution income	62,590	2.9%	60,843
Contribution margin	17.1%		17.3%
Net revenue in the retail business unit increased $14.2 million, or 4.0%, to $366.3 million for the nine months ended September 30, 2012, from $352.1 million for the nine months ended October 2, 2011. The increase is primarily due to strong sales of our home wireless products, partially offset by a decrease in sales of our powerline, home storage, multimedia, broadband gateways and wired products. Contribution income increased $1.8 million, or 2.9%, to $62.6 million for the nine months ended September 30, 2012, from $60.8 million for the nine months ended October 2, 2011. The increase in contribution income was primarily due to strong revenue growth, which was partially offset by an increase in operating expenses driven primarily by investments in research and development.
Commercial

	Nine Months Ended
	September 30, 2012	% Change	October 2, 2011
	(in thousands, except percentage data)
Net revenue	$234,498	(5.4)%	$247,793
Percentage of net revenue	24.4%		28.4%
Contribution income	52,272	(7.8)%	56,716
Contribution margin	22.3%		22.9%

Net revenue in the commercial business unit decreased $13.3 million, or 5.4%, to $234.5 million for the nine months ended September 30, 2012, from $247.8 million for the nine months ended October 2, 2011. The decrease is primarily attributable to a decrease in sales from our network storage product line. Contribution income decreased $4.4 million, or 7.8%, to $52.3 million for the nine months ended September 30, 2012, from $56.7 million for the nine months ended October 2, 2011. The decrease was primarily attributable to the decline in revenue and an increase in research and development project costs.
Service Provider

	Nine Months Ended
	September 30, 2012	% Change	October 2, 2011
	( in thousands, except percentage data)
Net revenue	$360,729	32.6%	$271,994
Percentage of net revenue	37.5%		31.2%
Contribution income	33,822	40.6%	24,063
Contribution margin	9.4%		8.8%

Net revenue in the service provider business unit increased $88.7 million, or 32.6%, to $360.7 million for the nine months ended September 30, 2012, from $272.0 million for the nine months ended October 2, 2011. The increase is primarily attributable to the sales growth of our broadband gateway products, primarily driven by service provider demand for our Docsis 3.0 products, and to a lesser extent, the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. Contribution income increased $9.7 million, or 40.6%, to $33.8 million for the nine months ended September 30, 2012, from $24.1 million for the nine months ended October 2, 2011. The increase is primarily due to an increase in gross profit, driven by an increase in net revenue and a decrease in warranty costs. Operating expenses grew in line with net revenue.

Liquidity and Capital Resources
Our cash and cash equivalents balance decreased from $208.9 million as of December 31, 2011 to $134.6 million as of September 30, 2012. Our short-term investments, which represent the investment of funds available for current operations, increased from $144.8 million as of December 31, 2011 to $227.8 million as of September 30, 2012, as we shifted assets from low risk money market funds to treasuries with higher returns. Operating activities during the nine months ended September 30, 2012 provided cash of $37.6 million, compared to $63.2 million provided in the nine months ended October 2, 2011. Investing activities during the nine months ended September 30, 2012 used cash of $125.2 million, primarily for purchases of short-term investments. During the nine months ended September 30, 2012, financing activities provided cash of $13.3 million, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.
Our days sales outstanding ("DSO") decreased from 76 days as of December 31, 2011 to 72 days as of September 30, 2012. DSO as of September 30, 2012 was lower due to our continuous efforts to closely manage collections and effectively mitigate risk.
Our accounts payable decreased from $117.3 million at December 31, 2011 to $91.1 million at September 30, 2012. The decrease was primarily attributable to timing of payments.
Inventory increased by $15.2 million from $163.7 million at December 31, 2011 to $178.9 million at September 30, 2012. In the three months ended September 30, 2012 we experienced annualized ending inventory turns of approximately 4.9, down from approximately 5.2 in the three months ended December 31, 2011.
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

On July 2, 2012, we acquired AVAAK, Inc. ("AVAAK"), a privately-held company that develops wire-free video networking products for a total purchase consideration of $24.0 million in cash. We believe the acquisition will bolster our retail business unit product offerings and expand our presence into the smart home market. The historical results of operations of AVAAK prior to the acquisition were not material to our results of operations.
In October 2008, the Board of Directors authorized management to repurchase up to 6,000,000 shares of our common stock in the open market. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity is at the discretion of management and contingent on a number of factors, including levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. We did not repurchase any shares under this authorization during the nine months ended September 30, 2012 and October 2, 2011. As of September 30, 2012, we were authorized to repurchase up to 4.8 million shares under the share repurchase plan.

In the nine months ended September 30, 2012, we repurchased approximately 22,000 shares, or $0.8 million of our common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. Similarly, during the nine months ended October 2, 2011, we repurchased approximately 24,000 shares, or $0.9 million of our common stock, respectively, under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no material changes during the nine months ended September 30, 2012 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At September 30, 2012, we had approximately $177 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.
As of September 30, 2012, we had total gross unrecognized tax benefits and related interest liabilities of $17.6 million. The timing and amount of any payments which could result from these unrecognized tax benefits will depend upon a number of factors including the resolution of ongoing audits. Accordingly, the timing and the amount of payments which may occur within the next 12 months cannot be estimated.

Off-Balance Sheet Arrangements
As of September 30, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Our critical accounting policies have not materially changed during the nine months ended September 30, 2012.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2012, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31,2011.

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

With the continuing uncertainty about economic conditions in Europe, Australia, the United States and elsewhere internationally, there has been significant volatility in the market price and trading volume of securities of technology and other companies, which may be unrelated to the financial performance of these companies. These broad market fluctuations may negatively affect the market price of our common stock.

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

The recent indications of continued economic recession throughout various regions worldwide, especially in Europe as well as in Australia, have presented significant challenges to our business. If conditions in the global economy, including Europe, Australia and the United States, or other key vertical or geographic markets continue to remain weak and uncertain or weaken even further, such conditions could have a material adverse impact on our business, operating results and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

In addition, the recent economic problems affecting the banking system and financial markets and the recent uncertainty in global economic conditions has resulted in a number of adverse effects including tightening in the credit markets, a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the recent challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and even Italy, has had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, the recovery of the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered or reversed, which could have a material adverse effect on us. For example, the aggregate number of resellers of our products decreased during the third quarter of 2012; we believe this was caused by the difficult worldwide economic environment, and especially the difficulties experienced in Europe. There could also be a number of other follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

*Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins and loss of market share.

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, Cisco Systems, the Linksys division of Cisco Systems, QNAP Systems, Seagate Technology, SonicWALL, Synology, TRENDnet, WatchGuard and Western Digital. Our principal competitors in the home market for networking devices and television connectivity products include Apple, Belkin, D-Link, the Linksys division of Cisco Systems, Roku, TP-Link and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Comtrend, D-Link, Hitron, Huawei, Motorola, NetComm Wireless, Pace, Sagem, Scientific Atlanta-a Cisco company, SMC Networks, TechniColor, Ubee, Compal Broadband, ZTE and ZyXEL. Other competitors include numerous local vendors such as Devolo, LEA, AVM and the Hercules brand of Guillemot Corporation in Europe, Corega and Melco in Japan and TP-Link in China. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODM's, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world. In addition, as we expand our product portfolio to include home monitoring cameras and services, we also face competition from incumbents and specialty providers in this space, including Linksys, D-Link, Logitech and Dropcam.

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

*We are subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution and sale of our products, as well as any such future laws and regulations. Some of our customers also require that we comply with their own unique requirements relating to these matters. Any failure to comply with such laws, regulations and requirements, and any associated unanticipated costs, may adversely affect our business, financial condition and results of operations.

We manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. To our knowledge, we maintain compliance with all applicable current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where new regulations have been enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the Securities and Exchange Commission passed final rules in August 2012 regarding investigation and disclosure of the use of certain “conflict materials” in our products. We contemplate that the rules apply to our business and accordingly, we expect to expend significant additional resources to ensure compliance. If there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that regulation would have a material adverse impact on our business, financial condition and results of operations.

One area which has a large number of regulations is the environmental compliance. Management of environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and the number of countries participating. These changes could directly increase the cost of energy which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. Environmental regulations require us to reduce product energy usage,  monitor and exclude an expanding list of restricted substances and to participate in required recover and  recycling of our products. EU member state legislation related to the  RoHS2  Directive  will become effective in January 2013. These restrictions limit the use of toxic substances in electronics products such as ours. RoHS 2 requires manufacturers provide conformity risk assessments and produce technical construction files for each product. NTGR has been working to comply with  RoHS2 requirements however, there is no assurance that we will  meet the compliance deadline. If we do not become compliant, we may have to restrict sales of our products in the European Union and our business would be harmed. While future changes in regulations are certain, we are currently unable to predict how any such changes will impact us and if such impacts will be material to our business. If there is a new law or regulation that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse effect on our business, financial condition and results of operations.

Our selling and distribution practices are also regulated in large part by U.S. federal and state as well as foreign antitrust and competition laws and regulations. In general, the objective of these laws is to promote and maintain free competition by prohibiting certain forms of conduct that tend to restrict production, raise prices, or otherwise control the market for goods or services to the detriment of consumers of those goods and services. Potentially prohibited activities under these laws may include unilateral conduct, or conduct undertaken as the result of an agreement with one or more of our suppliers, competitors, or customers. The potential for liability under these laws can be difficult to predict as it often depends on a finding that the challenged conduct resulted in harm to competition, such as higher prices, restricted supply, or a reduction in the quality or variety of products available to consumers. We utilize a number of different distribution channels to deliver our products to the end consumer, and regularly enter agreements with resellers of our products at various levels in the distribution chain that could be subject to scrutiny under these laws in the event of private litigation or an investigation by a governmental competition authority. In addition, many of our products are sold to consumers via the Internet. Many of the competition-related laws that govern these Internet sales were adopted prior to the advent of the Internet, and, as a result, do not contemplate or address the unique issues raised by online sales. New interpretations of existing laws and regulations, whether by courts or by the state, federal, or foreign governmental authorities charged with the enforcement of those laws and regulations, may also impact our business in ways we are currently unable to predict. Any failure on our part or on the part of our employees, agents, distributors or other business partners to comply with the laws and regulations governing competition can result in negative publicity and diversion of management time and effort and may subject us to significant litigation liabilities and other penalties.

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

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors. A competitor with more extensive product lines and stronger brand identity, such as Cisco Systems, may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. Our traditional retail customers have faced increased and significant competition from online retailers. If we cannot effectively manage our business amongst our online customers and traditional retail customers, our business would be harmed. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer's Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. We also sell products to broadband service providers. Competition for selling to broadband service providers is intense. Penetrating service provider accounts typically involves a long sales cycle and the challenge of displacing incumbent suppliers with established relationships and field-deployed products. During the third quarter of 2012, the aggregate number of resellers of our products decreased from approximately 42,000 to approximately 40,000; we believe this was caused by the difficult worldwide economic environment, and especially the difficulties experienced in Europe. If we were unable to maintain and expand our sales channels, our growth would be limited and our business would be harmed.

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

As we begin to work with more third party manufacturers on a contract manufacturing basis, we are also exposed to additional risks not inherent in a typical ODM arrangement. Such risks may include our inability to properly source and qualify components for the products, lack of software expertise resulting in increased software defects, and lack of resources to properly monitor the manufacturing process. In our typical ODM arrangement, our ODM's are generally responsible for sourcing the components of the products and warranting that the products will work against a product's specification, including any software specifications. In a contract manufacturing arrangement, we would take on much more, if not all, of the responsibility around these areas. If we are unable to properly manage these risks, our products may be more susceptible to defects and our business would be harmed.

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

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Hackers may develop and deploy viruses, worms and other malicious software programs that are designed to attack our products and systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees or users of our products to disclose sensitive information in order to gain access to our data or our customers' data. We have not established a formal business continuity plan. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. If our computer systems and servers go down at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly. Moreover, potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business.

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

We sell a substantial portion of our products through broadband service providers worldwide. Our service provider business unit accounted for a significant portion of our growth in 2011 and throughout 2012. The service provider business is challenging and exceptionally competitive. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. In addition, because our service providers command significant resources, including for software support, and demand extremely competitive pricing, our ODM's are starting to refuse to engage on service provider terms. Accordingly, as our ODM's increasingly decline to take orders for manufacturing our service provider products, our service provider business will be harmed.

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

If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin expectations for a particular period of time and therefore adversely affect our stock price. For example, many of our competitors in the service provider space aggressively price their products in order to gain market share. We may not be able to match the lower prices offered by our competitors. Many of the service provider customers will seek to purchase from the lowest cost provider, notwithstanding that our products may be higher quality or our products were previously validated for use on their proprietary network. Accordingly, we may lose customers who have lower, more aggressive pricing and our revenues may be reduced. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen slowdowns in capital expenditures by certain of our service provider customers in the past, and believe there may be potential for similar slowdowns in the future. For example, service provider purchases decreased in the third quarter of 2012 following a run-up in service provider purchases in the first half of 2012, including purchases in anticipation of coverage relating to the 2012 Olympic games. Any slowdown in the general economy, over supply, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.

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

International sales comprise a significant amount of our overall net revenue. International sales were 52% of overall net revenue in fiscal 2011 and 44% of overall net revenue for the three months ended September 30, 2012. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

We are expanding our operations and infrastructure, which may strain our operations and increase our operating expenses.

We are expanding our operations and pursuing market opportunities both domestically and internationally in order to grow our sales. We expect that this expansion will require enhancements to our existing management information systems, and operational and financial controls. In addition, if we continue to grow, our expenditures will likely be significantly higher than our historical costs. We may not be able to install adequate controls in an efficient and timely manner as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management, operational and financial resources. In addition, if we grow internationally, we will have to expand and enhance our communications infrastructure. In the second fiscal quarter of 2011, we reorganized our business into three business units: retail, commercial, and service provider. Our reorganization into three business units may cause significant distraction to our management and employees. For example, channel and pricing conflicts may arise in certain territories as each of our business units may engage in selling activities which may benefit that business unit at the expense of another business unit. In addition, disclosures of previously non-public information in connection with our reorganization may also provide our competitors with strategic data which may put us at a competitive disadvantage and harm our business. These new disclosures about our performance may also cause our stock price to decline. If we fail to continue to improve our management information systems, procedures and financial controls or encounter unexpected difficulties during expansion and reorganization, our business could be harmed.

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

Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California, both of which are regions known for seismic activity. Significantly all of our critical enterprise-wide information technology systems, including our main servers, are currently housed in colocation facilities near our headquarters in Northern California. While our critical information technology systems are located at colocation facilities in a different geographic region in the United States, our headquarters and warehouses remain susceptible to seismic activity so long as they are located in California. In addition, substantially all of our manufacturing occurs in two geographically concentrated areas in mainland China, where disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business.

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
(a) None.
(b) None.
(c) On October 21, 2008, our Board of Directors authorized management to repurchase up to 6,000,000 shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and our share price. As of September 30, 2012, we were authorized to purchase up to 4.8 million shares under the share repurchase plan. We did not repurchase any shares of common stock under this repurchase authorization in the three months ended September 30, 2012.

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

Date: November 6, 2012

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