Form 10-K
period 2012-12-31
NETGEAR, INC
filed 2013-02-26
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 000-50350
_______________
NETGEAR, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0419172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 East Plumeria Drive,	95134
San Jose, California	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code
(408) 907-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
Securities registered pursuant to 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☑	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 1, 2012 was approximately $725.6 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 29, 2012 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director and each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 38,441,068 shares as of February 19, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

1

2

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

Item 1. Business

General

We are a global networking company that delivers innovative products to consumers, businesses and service providers. In the second fiscal quarter of 2011, we made organizational changes that we believe enable us to better focus our efforts on core customer segments and allow us to be more nimble and opportunistic as a company overall. Our business is now managed in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, storage and digital media products to connect users with the Internet and their content and devices. The commercial business unit consists of business networking, storage and security solutions without the cost and complexity of Big IT. The service provider business unit consists of made-to-order and retail proven, whole home networking solutions sold to service providers for sale to their customers. Additionally, in the first fiscal quarter of 2011, we combined our North American, Central American and South American sales forces to form the Americas territory. Previously, North America was its own geographic region and the Central American and South American territories were categorized within the Asia Pacific ("APAC") geographic region. Following this change, we are now organized into the following three geographic territories: Americas, Europe, Middle-East and Africa ("EMEA") and APAC. For further detail, refer to Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

We were incorporated in Delaware on January 8, 1996. Our principal executive offices are located at 350 East Plumeria Drive, San Jose, California 95134, and our telephone number at that location is (408) 907-8000. Our website address is www.netgear.com.

In the years ended December 31, 2012, 2011, and 2010, we generated net revenue of $1.27 billion, $1.18 billion, and $902.1 million, respectively.

Markets

Our mission is to be the innovative leader in connecting the world to the internet. This includes our goal of being the leading provider of innovative networking products to the consumer, business, and service provider markets. A number of factors are driving today's demand for networking products within these markets. As the number of computing devices, such as PCs, smart phones and tablets, has increased in recent years, networks - especially WiFi networks - are being deployed more broadly in order to share information and resources among users and devices. This information and resource sharing occurs internally, through a local area network, or externally, via the Internet. To take advantage of complex applications, advanced communication capabilities and rich multimedia content, users are upgrading their Internet connections by deploying high-speed broadband access technologies. Users also seek the convenience and flexibility of operating their PCs, laptops, smart phones, tablets and related computing devices while accessing their content in a more mobile, or wireless, manner. In addition, market demand for television connectivity products has increased significantly as well, where users seek to connect their televisions to the Internet and for entertainment content. Finally, as the usage of networks, including the Internet, has increased, users have become much more focused on the security of their connections and the protection of the data within their networks.

Consumers, businesses and service providers demand a complete set of wired and wireless networking and broadband products that are tailored to their specific needs and budgets and also incorporate the latest networking technologies. These users require the continual introduction of new and refined products and often lack extensive IT resources and technical knowledge. Therefore, they demand 'plug-and-play' or easy-to-install and use products that require little or no maintenance, and customer service and support. We believe that these users also prefer the convenience of obtaining a networking solution from a single company with whom they are familiar; as these users expand their networks, they tend to be loyal purchasers of that brand. In addition, purchasing decisions of users in these markets are also driven by the affordability of networking products. To provide reliable, easy-to-use products at an attractive price, we believe a successful supplier must have a company-wide focus on the unique requirements of these markets, operational discipline and cost-efficient infrastructure and processes that allow for efficient product development, manufacturing and distribution.

Sales Channels

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers ("DMRs"), value-added resellers ("VARs"), and broadband service providers.

Wholesale Distribution. Our distribution channel supplies our products to retailers, e-commerce resellers, Direct Market Resellers and Value Added Resellers. We sell directly to our distributors, the largest of which are Ingram Micro, Inc., D&H Distributing Company and Tech Data Corporation.

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

The largest portion of our net revenues was derived from Americas sales in the year ended December 31, 2012. The Americas sales as a percentage of net revenue increased from 49.7% in the year ended December 31, 2011 to 53.4% in the year ended December 31, 2012. We have continuously committed resources to expanding our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical instability, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws. See Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for further discussion of net revenues by geographic region.

None of our customers accounted for 10% or greater of our net revenue in the year ended December 31, 2012. Retail company Best Buy, Inc. and distributor Ingram Micro, Inc. each accounted for 10% or greater of our net revenues in the years ended December 31, 2011, and 2010. See Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for further details on customer concentrations.

Product Offerings

Our product line consists of wired and wireless devices, including devices that enable commercial business networking, broadband access and network connectivity. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold.

Commercial business networking. These products are sold primarily in our commercial business unit and include:

•	Ethernet switches, which are multiple port devices used to network PCs and peripherals via Ethernet wiring;

•	Wireless controllers, which are devices used to manage and control multiple WiFi base stations which in turn provide WiFi connections to PCs and peripherals;

•	Internet Security Appliances, which provide Internet access through capabilities such as anti-virus and anti-spam; and

•
Unified storage, which delivers file and block based data into a single shared storage system, meeting the demands of small enterprises and consumers through an easy-to-use interface for managing multiple storage protocols.

Broadband access. Broadband is a transmission medium capable of moving more digital content over public high speed networks than traditional low speed telephone lines. Products that enable broadband access are sold in our service provider and retail business units and include:

•	Routers, which connect the home or office networks to the Internet via broadband modems;

•	Gateways, which are routers with integrated modems, for Internet access;

•	IP telephony products, used for transmitting voice communications over a network; and

•	Media servers, which store files and multimedia content for access by PCs, laptops, smart phones and other Internet enabled devices.

Network connectivity. Products that enable network connectivity and resource sharing are sold in our service provider and retail business units and include:

•	Wireless access points and range extenders, which provide a wireless link between a wired network and wireless devices;

•	Wireless network interface cards and adapters, which enable devices to be connected to the network wirelessly;

•	Ethernet network interface cards and adapters, which enable devices to be connected to the network over Ethernet wiring;

•	Media adapters, which connect non PC entertainment devices such as TVs, audio players, and game consoles to a network;

•	Powerline adapters and bridges, which enable devices to be connected to the network over existing electrical wiring;

•	Multimedia over Coax Alliance standard (“MoCA”) adapters and bridges, which enable devices to be connected to the network over existing coaxial wiring; and

•	Remote video monitoring systems, which provide wire-free monitoring accessible by PC, MAC, or smartphone.

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

Our vision for the home network has always been about having all devices connected to the Internet at all times, thus forming the Smart Homes. Our focus has been to continue to introduce new products into what we believe are new growth areas which form the basis of Smart Homes: First, multimedia capable in home WiFi coverage via latest technology (802.11ac) WiFi routers and repeaters; Internet and in home video content streaming players such Push2TV and NeoTV; home network storage products with easy to use user interfaces, higher capacity and resilience; high speed DOCSIS 3.0, xDSL and fiber gateways with more integrated functions; and the 4G/Long Term Evolution (“LTE”) gateways; and home monitoring and automation devices such as our VueZone home monitoring camera system. We continue to announce and introduce new products in these significant growth markets.

Our vision for the commercial network is the ultimate move into the effectiveness and efficiency of the hybrid cloud access network. We believe small and medium enterprises will continue to move into cloud based applications such as Salesforce.com, Ring Central, LifeSize video conferencing, SuccessFactor, Workday etc. plus moving into utility like on demand computing power supplied by third party data centers. Also more and more enterprises are enabling the BYOD (bring your own device) environment allowing smart phones, tablets, netbooks to be the business computing devices of choice. As such we are introducing next generation SMB products in rapid pace: Power over Ethernet (PoE) switches, 10 Gigabit Ethernet switches, high capacity local and remote unified storage, small to medium capacity campus Wireless LAN, and security appliances.

Competition

The consumer, business and service provider markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•
within the consumer markets, companies such as Apple, Belkin, D-Link, Dropcam, Foscam, the Linksys division of Cisco Systems (which was offered to be purchased by Belkin in January 2013), Logitech, Roku, TP Link and Western Digital; and

•
within the business markets, companies such as Allied Telesys, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, Cisco Systems, QNAP Systems, Seagate Technology, SonicWALL, Synology, WatchGuard and Western Digital; and

•
within the service provider markets, companies such as Actiontec, Arcadyan, ARRIS, AVM, Comtrend, D-Link, Hitron, Huawei, Motorola, Pace, Sagem, Scientific Atlanta-a Cisco company, Sercomm, SMC Networks, TechniColor, Ubee, Compal Broadband, ZTE and ZyXEL.

Other current and potential competitors include numerous local vendors such as Devolo, LEA and AVM in Europe, Corega and Melco in Japan. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODM's, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. For example, Hewlett-Packard has significant brand name recognition and has an advertising presence substantially greater than ours. Similarly, Cisco Systems is well recognized as a leader in providing networking products to businesses and has substantially greater financial resources than we do. Several of our competitors, such as D-Link, which offers a range of products that directly compete with most of our product offerings. Several of our other competitors primarily compete in a more limited manner. For example, Hewlett-Packard sells networking products primarily targeted at larger businesses or enterprises. However, the competitive environment in which we operate changes rapidly. For example, as of the date of this Annual Report, Belkin has entered into an agreement to acquire the Linksys division of Cisco Systems, creating a consolidated and formidable competitor. Other companies with significant resources could also become direct competitors, either through acquiring a competitor or through internal efforts.

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

To remain competitive, we must invest significant resources in developing new products and enhancing our current products while continuing to expand our sales channels and maintaining customer satisfaction worldwide.

Research and Development

As of December 31, 2012, we had 251 employees engaged in research and development. Our success depends on our ability to develop products that meet changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate new third-party technologies, develop new in-house technologies, and develop and test new products. Our research and development employees work closely with our technology and manufacturing partners to bring our products to market in a timely, high quality and cost-efficient manner.

We identify, qualify or self-develop new technologies, and we work closely with our various technology suppliers and manufacturing partners to develop products using one or more of the development methodologies described below.

ODM. Under the original design manufacturer ("ODM"), methodology, we define the product concept and specification and recommend the technology selection. We then coordinate with our technology suppliers while they develop the product meeting our specification. On certain new products, one or more subsystems of the design can be done in-house and then integrated in with the remaining design pieces from the ODM. Once prototypes are completed, we work with our partners to complete the debugging and systems integration and testing. After completion of the final tests, agency approvals and product documentation, the product is released for production.

In-House Development. Under the in-house development model, one or more subsystems of the product are designed and developed utilizing the NETGEAR engineering team. Under this model, some of the primary technology is developed in-house. We then work closely with either an ODM or a contract manufacturer ("CM") to complete the development of the entire design, perform the necessary testing, and obtain regulatory approvals before the product is released for production.

OEM. Under the original equipment manufacturer ("OEM"), methodology, which we use for a limited number of products, we define the product specification and then purchase the product from OEM suppliers that have existing products fitting our design requirements. In some cases, once a technology supplier's product is selected, we work with the OEM supplier to complete the cosmetic changes to fit into our mechanical and packaging design, as well as our documentation and graphical user interface ("GUI"), standard. The OEM supplier completes regulatory approvals on our behalf. When all design verification and regulatory testing is completed, the product is released for production.

Our internal research and development efforts focus on developing and improving the usability, reliability, functionality, cost and performance of our products. Our total research and development expenses were $61.1 million in 2012, $48.7 million in 2011 and $40.0 million in 2010.

Manufacturing

Our primary manufacturers are Cameo Communications Inc., Delta Networks Incorporated, Hon Hai Precision Industry Co., Ltd. (more commonly known as Foxconn Corporation), Sercomm Corporation, and Pegatron Corporation (which was spun out of ASUSTek Computer, Inc. in January 2008), all of which are headquartered in Taiwan. The actual manufacturing of our products occurs primarily in mainland China and Vietnam, with pilot and low-volume manufacturing in Taiwan on a select basis. We distribute our manufacturing among these key suppliers to avoid excessive concentration with a single supplier. Because substantially all of our manufacturing occurs in mainland China and Vietnam, any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our manufacturers to manufacture our products. In addition, our manufacturers in China have continued to increase our costs of production, particularly in the recent year. These increased costs have affected our margins and ability to lower prices for our products to stay competitive. If our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly impacted. In addition to their responsibility for the manufacturing of our products, our manufacturers purchase all necessary parts and materials to produce complete, finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Hong Kong and mainland China. They are responsible for auditing and inspecting process and product quality on the premises of our ODMs, CMs and OEMs.

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

Sales and Marketing

As of December 31, 2012, we had 352 employees engaged in sales and marketing. We work directly with our customers on market development activities, such as co-advertising, in-store promotions and demonstrations, instant rebate programs, event sponsorship and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our product marketing and corporate marketing groups.

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

Customer Support

We design our products with “plug-and-play” ease of use. We respond globally to customer questions through a variety of venues including phone, chat and email. Customers can also get self-help service through the comprehensive knowledgebase and the user forum on our website. Customer support is provided through a combination of a limited number of permanent employees and use of subcontracted, out-sourced resources. Our permanent employees design our technical support database and are responsible for training and managing our outsourced sub-contractors. They also handle escalations from the outsourced resources. We utilize the information gained from customers by our customer support organization to enhance our product offerings, including further simplifying the installation process.

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark and trade secret and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold 73 issued United States patents that expire between years 2013 and 2028 and 20 foreign patents that expire between 2012 and 2026. In addition, we currently have a number of pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products in the United States and internationally, including NETGEAR, the NETGEAR logo, NETGEAR Green, the NETGEAR Green logo, NETGEAR Digital Entertainer, the NETGEAR Digital Entertainer logo, Genie, the Genie logo, ReadyShare, Neo TV, the Neo TV logo, NETGEAR Stora, the NETGEAR Stora logo, Connect with Innovation, ProSafe, RangeMax, ReadyNAS, ReadyDrop, ReadyData, ReadyCloud, Smart Wizard, ProSecure, the ProSecure logo, Push2TV, Ultraline, Proline, Liteline, Envoy Service Management System, Versalink, Wirespeed, Leaf Networks, NeoMedia, Centria, On Networks, Folio, Wifi Works, My Media, and X-RAID. We have registered a number of Internet domain names that we use for electronic interaction with our customers including dissemination of product information, marketing programs, product registration, sales activities, and other commercial uses.

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

Environmental Laws

Our products and manufacturing process are subject to numerous governmental regulations, which cover both the use of various materials as well as environmental concerns. Environmental issues such as pollution and climate change have had significant legislative and regulatory efforts on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products and the cost of compliance. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. To the best of our knowledge, we maintain compliance with all current government regulations concerning our production processes, for all locations in which we operate. Since we operate on a global basis, this is also a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations.

Employees

As of December 31, 2012, we had 850 full-time employees, with 352 in sales, marketing and technical support, 251 in research and development, 119 in operations, and 128 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements.

Long-lived assets
Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
United States	$9,898	$9,901	$11,808
Americas (excluding U.S.)	36	44	22
EMEA	1,173	331	205
China	6,763	4,909	4,848
APAC (excluding China)	1,155	699	620
	$19,025	$15,884	$17,503

Available Information

We file reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, in accordance with the Exchange Act. You may read and copy our reports, proxy statements and other information filed by us at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. Our filings are also available to the public over the Internet at the SEC's website at http://www.sec.gov.

Our website provides a link to our SEC filings, which are available on the same day such filings are made. The specific location on the website where these reports can be found is http://investor.netgear.com/sec.cfm. Our website also provides a link to Section 16 filings which are available on the same day as such filings are made. Information contained on these websites is not a part of this Annual Report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 7, 2013.

Name	Age	Position
Patrick C.S. Lo	56	Chairman and Chief Executive Officer
Christine M. Gorjanc	56	Chief Financial Officer
Mark G. Merrill	58	Chief Technical Officer
Michael P. Clegg	52	Senior Vice President and General Manager of Service Provider Business Unit
David S.G. Soares	46	Senior Vice President and General Manager of Retail Business Unit
Michael F. Falcon	56	Senior Vice President of Worldwide Operations and Support
Charles T. Olson	57	Senior Vice President of Engineering
Andrew W. Kim	42	Vice President, Legal and Corporate Development, Corporate Secretary

Patrick C.S. Lo is our co-founder and has served as our Chairman and Chief Executive Officer since March 2002. He has also served as temporary General Manager of our Commercial Business Unit, since May 2012. Patrick founded NETGEAR with Mark G. Merrill with the singular vision of providing the appliances to enable everyone in the world to connect to the high speed Internet for information, communication, business transactions, education, and entertainment. From 1983 until 1995, Mr. Lo worked at Hewlett-Packard Company, where he served in various management positions in sales, technical support, product management, and marketing in the U.S. and Asia. Mr. Lo was named the Ernst & Young National Technology Entrepreneur of the Year in 2006. Mr. Lo received a B.S. degree in electrical engineering from Brown University.

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

Mark G. Merrill is our co-founder and has served as our Chief Technology Officer since January 2003. From September 1999 to January 2003, he served as Vice President of Engineering and served as Director of Engineering from September 1995 to September 1999. From 1987 to 1995, Mr. Merrill worked at SynOptics Communications, a local area networking company, which later merged with Wellfleet to become Bay Networks, where his responsibilities included system design and analog implementations for SynOptics' first 10BASE-T products. Mr. Merrill received both a B.S. degree and an M.S. degree in Electrical Engineering from Stanford University.

Michael P. Clegg has served as our Senior Vice President and General Manager of Service Provider Business Unit since August 2005. Prior to joining NETGEAR, Mr. Clegg served as VP Engineering, at Entrisphere (acquired by Ericsson) from February 2003 to January 2005, and COO and CTO at Virtual Access from September 1999 to April 2002. From March 1999 to September 1999, Mr. Clegg served as Vice President DSL Solutions at Fujitsu Telecommunications Europe which acquired the Westell Europe subsidiary, which Mr. Clegg led as Managing Director from May 1995 to September 1999. Prior to May 1995, Mr. Clegg served as Senior Consultant at Scientific Generics (now Sagentia) from December 1989 to April 1994. Mr. Clegg received both a B.S. degree in Electrical Engineering and an M.S. degree in Digital Systems Design from the University of the Witwatersrand, South Africa.

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

Charles T. Olson has served as our Senior Vice President of Engineering since March 2006 and our Vice President of Engineering from January 2003 to March 2006. Prior to joining NETGEAR, Mr. Olson was at Hewlett-Packard Company, from July 1978 to January 2003, where he served as Director of Research and Development for ProCurve networking from 1998 to 2003, as Research and Development Manager for the Enterprise Netserver division from 1997 to 1998, and, in various other engineering management roles in Hewlett-Packard's Unix server and personal computer product divisions prior to 1998. Mr. Olson received a B.S. degree in Electrical Engineering from the University of California, Davis and an M.B.A. from Santa Clara University.

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

Investing in our common stock involves a high degree of risk. The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. Any of the following risks could materially adversely affect our business operations, results of operations and financial condition and could result in a significant decline in our stock price. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section. This section should be read in conjunction with the consolidated financial statements and accompanying notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	geopolitical disruption leading to delay or even stoppage of our operations in manufacturing, transportation, technical support and research and development;

•	delay or failure of our service provider customers to purchase at the volumes that they forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	allowance for bad debts exposure with our existing customers and new customers, particularly as we expand into new international markets;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand;

•	component supply constraints from our vendors;

•	unfavorable level of inventory and turns;

•	shift in overall product mix sales from higher to lower margin products, or from one business unit to another, that would adversely impact our margins;

•	terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	the inability to maintain stable operations by our suppliers and other parties with which we have commercial relationships;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	litigation involving alleged patent infringement;

•	epidemic or widespread product failure, or unanticipated safety issues, in one or more of our products;

•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	failure to effectively manage our third party customer support partners which may result in customer complaints and/or harm to the NETGEAR brand;

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

Our business has been and may continue to be affected by a number of factors that are beyond our control such as general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for networking products. A severe and/or prolonged economic downturn could adversely affect our customers' financial condition and the levels of business activity of our customers. Continued weakness in, and uncertainty about, global economic conditions continue to cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products.

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

In addition, the recent economic problems affecting the financial markets and the recent uncertainty in global economic conditions have resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the recent challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and even Italy, has had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, the recovery of the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered or reversed, which could have a material adverse effect on us. For example, the aggregate number of resellers of our products decreased during the third quarter of 2012; we believe this was caused by the difficult worldwide economic environment, and especially the difficulties experienced in Europe. There could also be a number of other follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins and loss of market share.

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, Cisco Systems, the Linksys division of Cisco Systems, QNAP Systems, Seagate Technology, SonicWALL, Synology, TRENDnet, WatchGuard and Western Digital. Our principal competitors in the home market for networking devices and television connectivity products include Apple, AsusTEK, Belkin, D-Link, the Linksys division of Cisco Systems, Roku, TP-Link and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Compal Broadband, Comtrend, D-Link, Hitron, Huawei, Motorola, NetComm Wireless, Pace, Sagem, Scientific Atlanta-a Cisco company, SMC Networks, TechniColor, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Devolo, LEA, AVM and the Hercules brand of Guillemot Corporation in Europe, Corega and Melco in Japan and TP-Link in China. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODM's, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world. In addition, as we expand our product portfolio to include home monitoring cameras and services, we also face competition from incumbents and specialty providers in this space, including Axis Communications, Linksys, D-Link, Logitech, Dropcam, and Sercomm.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors in the service provider and retail spaces price their products significantly below our product costs in order to gain market share. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution which we may not have. These companies could devote more capital resources to develop, manufacture and market competing products than we could. Our competitors may also acquire other companies in the market and leverage combined resources to gain market share. For example, in January 2013, Belkin entered into an agreement to acquire the Linksys division from Cisco. Belkin and Linksys are two of our significant competitors. The combined company may have synergies which increase opportunities for Belkin to gain market share, especially in North America. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.
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

If we fail to continue to introduce or acquire new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net revenue and gross margins.

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

In addition, we have acquired companies and technologies in the past and as a result, have introduced new product lines in new markets. We may not be able to successfully manage integration of the new product lines with our existing products. Selling new product lines in new markets will require our management to learn different strategies in order to be successful. We may be unsuccessful in launching a newly acquired product line in new markets which requires management of new suppliers, potential new customers and new business models. Our management may not have the experience of selling in these new markets and we may not be able to grow our business as planned. For example, our recent acquisition of the VueZone product line continues to require significant management effort to successfully scale and launch the products worldwide. If we are unable to effectively and successfully integrate these new product lines, we may not be able to increase or maintain our sales and our gross margins may be adversely affected.

We have experienced delays and quality issues in releasing new products in the past, which resulted in lower quarterly net revenue than expected. In addition, we have experienced, and may in the future experience, product introductions that fall short of our projected rates of market adoption. Online Internet reviews of our products are increasingly becoming a significant factor in the success of our new product launches, especially in the retail business unit. If we are unable to quickly respond to negative reviews, including end user reviews posted on various prominent online retailers, our ability to sell these products will be harmed. Any future delays in product development and introduction, or product introductions that do not meet broad market acceptance, or unsuccessful launches of newly acquired product lines could result in:

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

We have been and will be investing increased additional in-house resources on software research and development, which could disrupt our ongoing business and present risks not originally contemplated.

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

From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. For example, we recently closed two acquisitions. First, in June 2012 we acquired select assets of a small engineering operation in India to enhance our wireless product offerings in our commercial business unit. Additionally in July 2012, we closed the acquisition of privately held AVAAK, Inc., creators of the VueZone® home video monitoring system. In addition, in January 2013, we announced the acquisition of the AirCard business of Sierra Wireless, Inc. Upon closing, the AirCard acquisition would represent our largest acquisition, both in terms of consideration and headcount. Acquisitions involve numerous risks and challenges, including but not limited to the following:

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

We cannot ensure that we will be successful in selecting, executing and integrating acquisitions. Particularly with the contemplated closing of the AirCard business of Sierra Wireless, our management will be singularly focused on executing a successful integration given the size and significance of that acquisition. Failure to manage and successfully integrate acquisitions, especially the AirCard business of Sierra Wireless, could materially harm our business and operating results. In addition, if stock market analysts or our stockholders do not support or believe in the value of the acquisitions that we choose to undertake, our stock price may decline.

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

We are also subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities, including state revenue agencies and foreign governments. In 2011, the IRS commenced an examination of our 2008 and 2009 tax years. The audit was completed in October 2012, and all issues under examination by the IRS were effectively settled. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

We are subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution and sale of our products, as well as any such future laws and regulations. Some of our customers also require that we comply with their own unique requirements relating to these matters. Any failure to comply with such laws, regulations and requirements, and any associated unanticipated costs, may adversely affect our business, financial condition and results of operations.

We manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. To our knowledge, we maintain compliance with all applicable current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where new regulations have been enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the SEC passed final rules in August 2012 regarding investigation and disclosure of the use of certain “conflict minerals” in our products. These rules apply to our business and we are expending significant resources to ensure compliance. If there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that regulation would have a material adverse impact on our business, financial condition and results of operations.

One area which has a large number of regulations is the environmental compliance. Management of environmental pollution and climate change has produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and the number of countries participating. These changes could directly increase the cost of energy which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. Environmental regulations require us to reduce product energy usage, monitor and exclude an expanding list of restricted substances and to participate in required recover and recycling of our products. While future changes in regulations are certain, we are currently unable to predict how any such changes will impact us and if such impacts will be material to our business. If there is a new law or regulation that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse effect on our business, financial condition and results of operations.

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

If we fail to successfully overcome the challenges associated with managing and profitably growing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.

We sell a substantial portion of our products through broadband service providers worldwide. Our service provider business unit accounted for a significant portion of our growth in 2011 and throughout 2012. Our service provider business is increasingly becoming a larger proportion of our business, especially upon the contemplated closing of the acquisition of the Sierra Wireless AirCard business. The service provider business is challenging and exceptionally competitive. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. Further, successful engagements with service provider customers requires a constant analysis of technology trends. If we are unable to anticipate technology trends and service provider customer product needs, and to allocate research and resources to the right projects, we may not be successful in continuing to sell products to service provider customers. In addition, because our service providers command significant resources, including for software support, and demand extremely competitive pricing, our ODM's are starting to refuse to engage on service provider terms. Accordingly, as our ODM's increasingly decline to take orders for manufacturing our service provider products, our service provider business will be harmed.

Further, as the deployment of DOCSIS 3.0 technology by broadband service providers continues to mature, we anticipate competing in an extremely price sensitive market and our margins may be affected. Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. In particular, managing inventory and production of our products for our service provider customers is a challenge. Many of our service provider customers have irregular purchasing requirements. These customers may decide to cancel orders for customized products specific to that customer, and we may not be able to reconfigure and sell those products in other channels. In addition, these customers may issue unforecasted orders for products which we may not be able to produce in a timely manner and as such, we may not be able to accept and deliver on such unforecasted orders. In certain cases, we may commit to fixed-price, long term purchase orders, with such orders priced in foreign currencies which could lose value over time in the event of adverse changes in foreign exchange rates. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. For example, we have been at the forefront of developing and selling DOCSIS 3.0 products to our service provider customers in the past couple of years. As our competitors develop DOCSIS 3.0 products, our service provider customers may use these competitor products as an alternate source for this technology. Our service provider customers may then require us to lower our prices or they may choose to purchase more DOCSIS 3.0 products from our competitors. Accordingly, our business may be harmed and our revenues may be reduced.

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

We rely on a limited number of retailers, wholesale distributors and service provider customers for a substantial portion of our sales, and our net revenue could decline if they refuse to pay our requested prices or reduce their level of purchases or if there is significant consolidation in our customer base which results in less customers to sell our products.

We sell a substantial portion of our products through retailers, including Best Buy Co., Inc. and its affiliates, and wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation. We expect that a significant portion of our net revenue will continue to come from sales to a small number of retailers and wholesale distributors for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of retailers and wholesale distributors fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers or distributors. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our retailers or wholesale distributors increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major retailers or wholesale distributors reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed.

Additionally, if there is consolidation among our customer base, certain customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products with those of our competitors and cancellations of orders, each of which would harm our operating results. Consolidation among our service providers customers worldwide may also make it more difficult to grow our service provider business, given the fierce competition for the already limited number of service providers worldwide and the long sales cycles to close deals. For example, Liberty Global, a service provider with operations worldwide, announced in February 2013 that it is entering into an agreement to acquire Virgin Media Limited, one of our significant customers. Because we have not conducted business with Liberty Global in the past, Virgin Media may be directed by Liberty Global to develop relationships and business with other Liberty Global vendors, many of which are our competitors. If consolidation among our customer base becomes more prevalent, our operating results may be harmed.

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

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors. A competitor with more extensive product lines and stronger brand identity, such as Cisco Systems, may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. Our traditional retail customers have faced increased and significant competition from online retailers. If we cannot effectively manage our business amongst our online customers and traditional retail customers, our business would be harmed. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer's Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. We also sell products to broadband service providers. Competition for selling to broadband service providers is fierce and intense. Penetrating service provider accounts typically involves a long sales cycle and the challenge of displacing incumbent suppliers with established relationships and field-deployed products. During the third quarter of 2012, the aggregate number of resellers of our products decreased from approximately 42,000 to approximately 40,000; we believe this was caused by the difficult worldwide economic environment, and especially the difficulties experienced in Europe. If we are unable to maintain and expand our sales channels, our growth would be limited and our business would be harmed.

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

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third party manufacturers, including original design manufacturers (“ODMs”) and original equipment manufacturers (“OEMs”), as well as contract manufacturers. In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors. Due to weak economic conditions, the viability of some of these third-party manufacturers may be at risk. Our ODM's are increasingly refusing to work with us on certain projects, such as projects for manufacturing products for our service provider customers. Because our service provider customers command significant resources, including for software support, and demand extremely competitive pricing, our ODMs are starting to refuse to engage on service provider terms. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. For example, as a result of our July 2012 acquisition of AVAAK, Inc., we have commenced doing business with a new contract manufacturer. Ensuring that the contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that the contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If the contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third party manufacturer which would take significant effort and our business may be harmed. In addition, as we contemplate moving manufacturing into different jurisdictions, we will be subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

As we continue to work with more third party manufacturers on a contract manufacturing basis, we are also exposed to additional risks not inherent in a typical ODM arrangement. Such risks may include our inability to properly source and qualify components for the products, lack of software expertise resulting in increased software defects, and lack of resources to properly monitor the manufacturing process. In our typical ODM arrangement, our ODMs are generally responsible for sourcing the components of the products and warranting that the products will work against a product's specification, including any software specifications. In a contract manufacturing arrangement, we would take on much more, if not all, of the responsibility around these areas. If we are unable to properly manage these risks, our products may be more susceptible to defects and our business would be harmed.

We are currently involved in numerous litigation matters and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 9, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation, including restatements of our issued financial statements, could impact investor confidence in the reliability of our internal controls over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. During the second quarter of fiscal 2009, in connection with the restatement of our previously issued financial statements for the period ended March 29, 2009, and our assessment of our disclosure controls and procedures, management concluded that as of March 29, 2009, our disclosure controls and procedures were not effective and that we had a material weakness in internal control over financial reporting. The material weakness related to the accounting for income taxes. We subsequently remediated the material weakness and continue to closely monitor our controls and procedures. From time to time, we conduct internal investigations as a result of whistleblower complaints. In some instances, the whistleblower complaint may implicate potential areas of weakness in our internal controls. Although all known material weaknesses have been remediated, we cannot be certain that the measures we have taken ensure that restatements will not occur in the future. Execution of restatements create a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction. Restatements may also significantly affect our stock price in an adverse manner.

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

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Hackers may develop and deploy viruses, worms and other malicious software programs that are designed to attack our products and systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees or users of our products to disclose sensitive information in order to gain access to our data or our customers' data. We have established a crisis management plan and business continuity program. While we regularly test the plan and the program, there can be no assurance that the plan and program can withstand an actual or serious disruption in our business, including a data protection breach or cyber-attack. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. If our computer systems and servers go down at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly. Moreover, potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business.

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

Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end-user. For example, in January 2008, we announced a voluntary recall of a Powerline Ethernet Adapter made for Europe and other countries.

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

In the second fiscal quarter of 2011, in connection with our reorganization into three specific business units (retail, commercial, and service provider), we allocated goodwill to each business unit and evaluated those allocations for potential impairment. No impairment existed as of the end of the second fiscal quarter of 2011. In the fourth fiscal quarter of 2012, we completed our annual impairment test of goodwill and determined no impairment existed as of December 31, 2012. We will continue to test goodwill for impairment at least annually at the business unit level. The allocation of goodwill may have greater impact for certain of the business segments, as compared to the other segments. Accordingly, the performance of a business unit may be adversely affected by the allocation of goodwill.

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

International sales comprise a significant amount of our overall net revenue. International sales were 48% of overall net revenue in fiscal 2012 and 52% of overall net revenue in fiscal 2011. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

We are expanding our operations and pursuing market opportunities both domestically and internationally in order to grow our sales. We expect that this expansion will require enhancements to our existing management information systems, and operational and financial controls. In addition, if we continue to grow, our expenditures will likely be significantly higher than our historical costs. We may not be able to install adequate controls in an efficient and timely manner as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management, operational and financial resources. In addition, if we grow internationally, we will have to expand and enhance our communications infrastructure. In the second fiscal quarter of 2011, we reorganized our business into three business units: retail, commercial, and service provider. Our reorganization into three business units may cause significant distraction to our management and employees. For example, channel and pricing conflicts may arise in certain territories as each of our business units may engage in selling activities which may benefit that business unit at the expense of another business unit. In addition, disclosures of previously non-public information in connection with our reorganization may also provide our competitors with strategic data which may put us at a competitive disadvantage and harm our business. These new disclosures about our performance may also cause our stock price to decline. As part of this expansion and reorganization, we have also commenced utilizing an alternative customer support model for certain of our end user technical support services. This alternative model permits a customer support agent to attempt to sell additional services and/or products to an end user who calls for technical support. If we are unable to successfully manage this alternative model, our end user customers may become frustrated with the customer experience and cease purchasing our products, and our business would be harmed. If we fail to continue to improve our management information systems, procedures and financial controls or encounter unexpected difficulties during expansion and reorganization, our business could be harmed.

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

Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California, both of which are regions known for seismic activity. Significantly all of our critical enterprise-wide information technology systems, including our main servers, are currently housed in colocation facilities in Mesa, Arizona. While our critical information technology systems are located at colocation facilities in a different geographic region in the United States, our headquarters and warehouses remain susceptible to seismic activity so long as they are located in California. In addition, substantially all of our manufacturing occurs in two geographically concentrated areas in mainland China, where disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business.

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

Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease entered into in February 2006 and expiring in December 2026. Our international sales personnel are based out of local sales offices or home offices in Austria, Australia, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, New Zealand, Poland, Russia, Singapore, Spain, Sweden, Switzerland, the Netherlands, the United Arab Emirates, and the United Kingdom. We also have operations personnel using a leased facility in Hong Kong. We also maintain research and development facilities in Atlanta, Chicago, San Diego, Beijing and Nanjing China, and in Taipei, Taiwan. From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities provide suitable space for our operations and are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth. We have invested in internal capacity and strategic relationships with outside manufacturing vendors as needed to meet anticipated demand for our products.

We use third parties to provide warehousing services to us, consisting of facilities in Southern California, Australia, Hong Kong and the Netherlands.

Item 3.	Legal Proceedings

The information set forth under the heading "Litigation and Other Legal Matters" in Note 9, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors.

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

Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$38.00	$29.97
Second Quarter	44.60	30.31
Third Quarter	45.31	24.87
Fourth Quarter	38.47	23.45

Fiscal Year Ended December 31, 2012	High	Low
First Quarter	$43.44	$34.08
Second Quarter	40.08	28.98
Third Quarter	40.42	28.68
Fourth Quarter	39.48	32.48

Company Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from December 31, 2007 through December 31, 2012 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

200
150
100
50
0
Dollars
31-Dec-07
31-Dec-08
31-Dec-09
31-Dec-10
31-Dec-11
31-Dec-12
NETGEAR, Inc.
NASDAQ Computer Index
NASDAQ Composite Index

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
NETGEAR, Inc.	$100.00	$31.99	$60.81	$94.42	$94.11	$110.54
NASDAQ Computer Index	$100.00	$53.31	$91.06	$106.95	$107.47	$120.88
NASDAQ Composite Index	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85

Holders of Common Stock

On February 21, 2013, there were 26 stockholders of record.

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

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 - October 28, 2012	917	$37.32	—	4,831,220
October 29, 2012 - November 25, 2012	—	—	—	4,831,220
November 26, 2012 - December 31, 2012	—	—	—	4,831,220
Total	917	$37.32	—

(1)
On October 21, 2008, the Board of Directors authorized the repurchase of up to 6,000,000 shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the years ended December 31, 2012, 2011 and 2010, the Company did not repurchase any shares under this authorization.

(2)
We repurchased 917 shares, or approximately $34,000 of common stock to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended December 31, 2012. Similarly, during the three months ended December 31, 2011, we repurchased 917 shares, or approximately $27,000 of common stock, respectively, to help facilitate tax withholding for RSUs.

Item 6.	Selected Financial Data

The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with, the consolidated financial statements and related notes thereto, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

We derived the selected consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements appearing elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$1,271,921	$1,181,018	$902,052	$686,595	$743,344
Cost of revenue (2)	888,368	811,572	602,805	480,195	502,320
Gross profit	383,553	369,446	299,247	206,400	241,024
Operating expenses:
Research and development (2)	61,066	48,699	39,972	30,056	33,773
Sales and marketing (2)	149,766	154,562	131,570	106,162	121,687
General and administrative (2)	45,027	39,423	36,220	32,727	31,733
Restructuring and other charges (2)	1,190	2,094	(88)	809	1,929
In-process research and development	—	—	—	—	1,800
Technology license arrangements	—	—	—	2,500	—
Litigation reserves, net	390	(201)	211	2,080	711
Total operating expenses	257,439	244,577	207,885	174,334	191,633
Income from operations	126,114	124,869	91,362	32,066	49,391
Interest income	498	477	426	629	4,336
Other income (expense), net	2,670	(1,136)	(564)	(128)	(8,384)
Income before income taxes	129,282	124,210	91,224	32,567	45,343
Provision for income taxes	42,743	32,842	40,315	23,234	27,293
Net income	$86,539	$91,368	$50,909	$9,333	$18,050
Net income per share:
Basic (1)	$2.27	$2.46	$1.44	$0.27	$0.51
Diluted (1)	$2.23	$2.41	$1.41	$0.27	$0.51

(1)	Information regarding calculation of per share data is described in Note 6, Net Income Per Share, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2) Stock-based compensation expense was allocated as follows:
	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Cost of revenue	$1,347	$999	$913	$959	$864
Research and development	2,787	2,476	2,271	1,973	3,218
Sales and marketing	4,751	5,136	4,710	4,147	3,406
General and administrative	5,487	5,151	4,307	3,945	3,835

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$376,877	$353,695	$270,737	$247,100	$203,009
Working capital	$603,279	$525,268	$413,321	$339,116	$312,843
Total assets	$1,034,569	$971,370	$780,321	$633,121	$586,209
Total current liabilities	$260,930	$308,961	$254,723	$195,609	$176,505
Total non-current liabilities	$19,028	$23,652	$25,162	$23,359	$18,746
Total stockholders' equity	$754,611	$638,757	$500,436	$414,153	$390,958

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Executive Overview

We are a global networking company that delivers innovative products to consumers, businesses and service providers. Our products are built on a variety of proven technologies such as wireless, Ethernet and powerline, with a focus on reliability and ease-of-use. Our product line consists of wired and wireless devices that enable networking, broadband access and network connectivity. These products are available in multiple configurations to address the needs of our end-users in each geographic region in which our products are sold.

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

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Apple Stores, Best Buy, Costco, Fry’s Electronics, K-mart, MicroSoft Stores, Radio Shack, Sears, Staples, Target, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), Dick Smith (Australia), JB HiFi (Australia) and Elkjop (Norway). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers, including Ingram Micro and Best Buy. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future.

We experienced revenue growth of 7.7% during fiscal 2012. On a geographic basis, the increase was led by net revenue growth in the Americas and APAC regions; however, the EMEA region continued to see macroeconomic weakness in the European market, with net revenues decreasing by 4.2% year-over-year. On a segment basis, our service provider business unit continued to drive revenue growth, largely driven by demand for our Docsis 3.0 products. Net revenues also increased in our retail business unit, driven by increased sales of home wireless products. However, we experienced a decrease in net revenues from our commercial business unit, as the business unit was affected by the European macroeconomic environment.

In 2012, we continued to grow the business, completing the acquisition of AVAAK Inc. ("AVAAK"), a privately-held company that developed wire-free video networking products, and acquiring certain intellectual property of Firetide, Inc. ("Firetide"). We believe the acquisition of AVAAK will bolster our retail business unit product offerings and expand our presence into the smart home market, and the acquisition of Firetide will bolster our wireless product offerings in our commercial business unit and strengthen our market position in the small to medium size campus wireless LAN market. Furthermore, we increased our investment in research and development, particularly software development, increasing research and development expense to 4.8% of net revenues for the year ended December 31, 2012, as compared to 4.1% for the year ended December 31, 2011. We believe this investment in software development will enable us to provide powerful differentiation against our competition and also provide us with possible entries into new product categories in the future.

Our service provider business has grown substantially and it is difficult to ascertain a seasonal pattern given that the business is less predictable than our other core businesses. The commercial business, consumer, and broadband service provider markets are intensely competitive and subject to rapid technological change. We believe that the principal competitive factors in the retail, commercial, and service provider markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and enhancing our current products while continuing to expand our channels and maintaining customer satisfaction worldwide.

Looking forward, we expect the service provider business unit to grow at a slower pace, before consideration of our pending acquisition of the Sierra Wireless, Inc. ("Sierra Wireless") AirCard business. For further detail, refer to Note 14, Subsequent Event, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. We expect to see continued success in our retail business unit, driven by 11ac wireless technology and our expansion into new technology areas , including Over the Top content streaming with our NeoTV line of products, and home monitoring with our VueZone cameras, WiFi repeaters and other Smart Home solutions and we believe that the rapid growth of this market will drive revenue growth. We also expect to see growth in our commercial business unit, driven by our newer products in 10Gig Ethernet switches, Unified Storage, and campus wireless LAN targeting the move into the Hybrid Cloud and Access Network environment among small and medium enterprises. In addition, we will continue to closely manage our expenses, inventory, and cash.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. Actual results could differ significantly from these estimates. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. Note 1, The Company and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of the consolidated financial statements. We have listed below our critical accounting policies that we believe to have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

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

Goodwill

Goodwill represents the purchase price over estimated fair value of net assets of businesses acquired in a business combination. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually during the fourth quarter. Should certain events or indicators of impairment occur between annual impairment tests, we will perform the impairment test as those events or indicators occur. Examples of such events or circumstances include the following: a significant decline in the our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in the business climate; and slower growth rates.

Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying value. The qualitative assessment considers the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in our share price. If the reporting unit does not pass the qualitative assessment, then we estimate our fair value and compare the fair value with the carrying value of our net assets. If the fair value is greater than the carrying value of our net assets, then no impairment results. If the fair value is less than our carrying value, then we would determine the fair value of the goodwill by comparing the implied fair value to the carrying value of the goodwill in the same manner as if we were being acquired in a business combination. Specifically, we would allocate the fair value to all of our assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded to earnings in the Consolidated Statements of Operations.

In the fourth fiscal quarter of 2012, we completed the annual impairment test of goodwill. We assessed whether it was more likely than not (that is, a likelihood of more than 50%) that each reporting unit’s fair value was less than its carrying amount including goodwill by considering the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in our share price. Based on these factors, we determined that it is not more likely than not that each reporting unit’s fair value was less than its carrying amount, and therefore performing the first step of the two-step impairment test for each reporting unit was unnecessary. No goodwill impairment was recognized in the years ended December 31, 2012, 2011 or 2010.

We do not believe it is likely that there will be a material change in the estimates or assumptions we use to test for impairment losses on goodwill. However, if the actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Long-lived assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from four to ten years. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.

Purchased intangible assets determined to have indefinite useful lives are not amortized. Indefinite-lived intangible assets are reviewed for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for indefinite-lived assets that management expects to hold and use is based on the fair value of the asset. Indefinite-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment". The guidance in ASU 2012-02 provides the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Calculation of the fair value of an indefinite-lived intangible asset would not be required unless it is determined, based on the qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for annual and interim period intangible asset impairment tests performed for fiscal years beginning on or after September 15, 2012; however early adoption is permitted. We elected to adopt the updated standard for the purpose of our intangible asset impairment testing in the fourth fiscal quarter of 2012.

In the fourth fiscal quarter of 2012, we completed the annual impairment test of long-lived assets. We assessed whether it was more likely than not (that is, a likelihood of more than 50%) the carrying amount of our indefinite-lived intangible assets may not be recoverable from their undiscounted cash flows by considering the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in our share price. Based on these factors , we determined that it is not more likely than not that there were events or changes in circumstances that indicated that the carrying amount of our indefinite-lived intangible assets may not be recoverable from their undiscounted cash flows, and therefore performing the first step of the two-step impairment test for each reporting unit was unnecessary. No impairments to our indefinite-lived assets were recognized in the years ended December 31, 2012, 2011 and 2010.

We will continue to evaluate the carrying value of our indefinite-lived assets and if we determine in the future that there is a potential further impairment, we may be required to record additional charges to earnings which could affect our financial results.

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. As of December 31, 2012, we believe that all of our deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

Uncertain tax provisions are recognized under guidance that provides that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-

likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. We include interest expense and penalties related to uncertain tax positions as additional tax expense.

Results of Operations

The following table sets forth the Consolidated Statements of Operations and the percentage change from the preceding year for the periods indicated:

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(In thousands, except percentage data)
Net revenue	$1,271,921	7.7%	$1,181,018	30.9%	$902,052
Cost of revenue	888,368	9.5%	811,572	34.6%	602,805
Gross profit	383,553	3.8%	369,446	23.5%	299,247
Operating expenses:
Research and development	61,066	25.4%	48,699	21.8%	39,972
Sales and marketing	149,766	(3.1)%	154,562	17.5%	131,570
General and administrative	45,027	14.2%	39,423	8.8%	36,220
Restructuring and other charges	1,190	(43.2)%	2,094	**	(88)
Litigation reserves, net	390	**	(201)	**	211
Total operating expenses	257,439	5.3%	244,577	17.7%	207,885
Income from operations	126,114	1.0%	124,869	36.7%	91,362
Interest income	498	4.4%	477	12.0%	426
Other income (expense), net	2,670	**	(1,136)	101.4%	(564)
Income before income taxes	129,282	4.1%	124,210	36.2%	91,224
Provision for income taxes	42,743	30.1%	32,842	(18.5)%	40,315
Net income	$86,539	(5.3)%	$91,368	79.5%	$50,909
** Percentage change not meaningful.

The following table sets forth the Consolidated Statements of Operations, expressed as a percentage of net revenue, for the periods presented:

	Year Ended December 31,
	2012	2011	2010
Net revenue	100%	100%	100%
Cost of revenue	69.8	68.7	66.8
Gross margin	30.2	31.3	33.2
Operating expenses:
Research and development	4.8	4.1	4.5
Sales and marketing	11.9	13.1	14.6
General and administrative	3.5	3.3	4.0
Restructuring and other charges	0.1	0.2	0.0
Litigation reserves, net	0.0	0.0	0.0
Total operating expenses	20.3	20.7	23.1
Income from operations	9.9	10.6	10.1
Interest income	0.1	0.0	0.1
Other income (expense), net	0.2	(0.1)	(0.1)
Income before income taxes	10.2	10.5	10.1
Provision for income taxes	3.4	2.8	4.5
Net income	6.8%	7.7%	5.6%

Net Revenue

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue and net changes in deferred revenue.

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(In thousands, except percentage data)
Total net revenue	$1,271,921	7.7%	$1,181,018	30.9%	$902,052

2012 vs 2011

Net revenue increased $90.9 million, or 7.7%, to $1.27 billion for the year ended December 31, 2012, from $1.18 billion for the year ended December 31, 2011. The increase in net revenue was primarily driven by sales to our service provider customers, and to a lesser extent, our retail products. This increase was partially offset by a decrease in net revenue from our commercial business unit.

2011 vs 2010

Net revenue increased $279.0 million, or 30.9%, to $1.18 billion for the year ended December 31, 2011, from $902.1 million for the year ended December 31, 2010. The increase in net revenue was due to strong growth in our retail and commercial product lines, and exceptional growth in service provider revenue. Refer to the discussion of segment information for additional discussion of net revenue by business unit.

Refer to "Net Revenue by Geographic Region" and "Segment Information" for further discussion of net revenue by geographic region and segment respectively.

Net Revenue by Geographic Region

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(In thousands, except percentage data)
Americas	$679,419	15.7%	$587,056	25.8%	$466,542
Percentage of net revenue	53.4%		49.7%		51.7%
EMEA	$457,724	(4.2)%	$477,713	40.4%	$340,249
Percentage of net revenue	36.0%		40.4%		37.7%
APAC	$134,778	15.9%	$116,249	22.0%	$95,261
Percentage of net revenue	10.6%		9.8%		10.6%

2012 vs 2011

The increase in Americas net revenue was primarily driven by our retail products and sales to our service provider customers. The decrease in EMEA net revenue was primarily attributable to a decrease in sales of our commercial products and, to a lesser extent, a decrease in sales of our retail products. The increase in APAC net revenue was primarily attributable to increased sales to our service provider customers.

Americas continues to represent the largest percentage of our net revenues, and APAC increased as a percentage of revenue, primarily due to growth in the region. EMEA decreased as a percentage of revenues as we continued to see macroeconomic weakness in the European market.

2011 vs 2010

The increase in Americas net revenue was primarily attributable to sales to our service provider customers. The increase in EMEA net revenue was primarily attributable to increased sales to our service provider customers and increased sales of our retail products. The increase in APAC net revenue was attributable to increased sales to service provider customers, as well as, increased sales of our retail and commercial products.

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

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(In thousands, except percentage data)
Cost of revenue	$888,368	9.5%	$811,572	34.6%	$602,805
Gross margin percentage	30.2%		31.3%		33.2%

2012 vs 2011

Cost of revenue increased $76.8 million, or 9.5%, to $888.4 million for the year ended December 31, 2012, from $811.6 million for the year ended December 31, 2011. Our gross margin decreased to 30.2% for the year ended December 31, 2012, from 31.3% for the year ended December 31, 2011.

The decrease in gross margin was primarily attributable to relatively faster growth in our revenue from service providers, which generally carries lower gross margins than our other products. Sales to service providers increased as a percentage of net revenue to 36% in the year ended December 31, 2012, compared to 31% in the year ended December 31, 2011.

2011 vs 2010

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

Operating Expenses

Research and Development Expense

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

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(In thousands, except percentage data)
Research and development expense	$61,066	25.4%	$48,699	21.8%	$39,972
Percentage of net revenue	4.8%		4.1%		4.5%

2012 vs 2011

Research and development expenses increased $12.4 million, or 25.4%, to $61.1 million for the year ended December 31, 2012, from $48.7 million for the year ended December 31, 2011. The increase was primarily attributable to higher personnel-related expenses of $7.1 million attributable to headcount growth and increased expenses of $6.0 million primarily related to our increased investment in research and development projects for software development, and acquisition-related research and development. These expenses were offset by a benefit of $3.0 million due to a decrease in variable compensation. Research and development headcount increased by 27 employees to 251 employees at December 31, 2012 compared to 224 employees at December 31, 2011. Furthermore, the increase was attributable to higher facilities expenses of $2.1 million, primarily related to our acquisition-related expansions.

2011 vs 2010

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

Sales and Marketing Expense

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(In thousands, except percentage data)
Sales and marketing expense	$149,766	(3.1)%	$154,562	17.5%	$131,570
Percentage of net revenue	11.9%		13.1%		14.6%

2012 vs 2011

Sales and marketing expenses decreased $4.8 million, or 3.1%, to $149.8 million for the year ended December 31, 2012, from $154.6 million for the year ended December 31, 2011. The decrease was primarily due to a decrease in marketing costs of $3.1 million, as we shifted our marketing efforts towards activities that were deemed to be a reduction in net revenue and away from operating expense related marketing, and freight expenses of $1.8 million. Payroll-related expenses, excluding stock-based compensation, were relatively flat year-over-year, as an increase of $3.8 million in personnel-related costs due to increased annual headcount were offset by a decrease of $3.8 million in variable compensation. Sales and marketing headcount decreased by 5 employees to 352 employees at December 31, 2012 compared to 357 employees at December 31, 2011.

2011 vs 2010

Sales and marketing expenses increased $23.0 million, or 17.5%, to $154.6 million for the year ended December 31, 2011, from $131.6 million for the year ended December 31, 2010. Of this increase, $13.8 million was related to an increase in payroll and other employee expenses primarily attributable to increased overall sales and marketing headcount. Sales and marketing headcount increased by 54 employees to 357 employees at December 31, 2011 compared to 303 employees at December 31, 2010. Further, $7.2 million of the increase was due to marketing costs resulting from increased marketing campaigns, and call center and freight costs, resulting from greater sales volume.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(In thousands, except percentage data)
General and administrative expense	$45,027	14.2%	$39,423	8.8%	$36,220
Percentage of net revenue	3.5%		3.3%		4.0%

2012 vs 2011

General and administrative expenses increased $5.6 million, or 14.2%, to $45.0 million for the year ended December 31, 2012, from $39.4 million for the year ended December 31, 2011. The increase was primarily due to an increase in outside professional services of $6.2 million largely attributable to acquisition and litigation related activities and an increase of $1.9 million in facility-related expenses. These increases were partially offset by a decrease in personnel-related expenses of $3.3 million, primarily related to the decrease in variable compensation. General and administrative headcount increased by 14 employees to 128 employees at December 31, 2012 compared to 114 employees at December 31, 2011.

2011 vs 2010

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

Restructuring and Other Charges

2012 vs 2011

Restructuring and other charges decreased $0.9 million, or 43.2% to an expense of $1.2 million during the year ended December 31, 2012, from $2.1 million for year ended December 31, 2011. The expense of $1.2 million was primarily due to employee severance attributable to the consolidation of product groups and the consolidation of the EMEA sales team within our commercial business unit.

2011 vs 2010

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

For a further discussion of restructuring and other charges, refer to Note 4, Restructuring and Other Charges, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Litigation Reserves and Payments

During the year ended December 31, 2012, we recorded a litigation reserve of $0.4 million for estimated costs related to the settlement of potential lawsuits or lawsuits already filed against us. For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Interest Income and Other Income (Expense)

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. For details of our hedging program and related foreign currency contracts, refer to Note 5, Derivative Financial Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

2012 vs 2011

Interest income increased $21,000, or 4.4%, to $498,000 for the year ended December 31, 2012, from $477,000 for the year ended December 31, 2011. The increase in interest income was primarily attributable to an increase in our average balance of cash, cash equivalents, and short-term investments during the year ended December 31, 2012, as compared to the year ended December 31, 2011, which was partially offset by falling interest rates.

Other income and expense, net, increased $3.8 million to income of $2.7 million for the year ended December 31, 2012, from expense of $1.1 million for year ended December 31, 2011. The increase was primarily attributable to the $3.1 million gain on the sale of a cost method investment. In addition, our foreign currency hedging program reduced volatility associated with hedged currency exchange rate movements during the year ended December 31, 2012.

2011 vs 2010

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

Provision for Income Taxes

2012 vs 2011

Provision for income taxes increased $9.9 million, resulting in a provision of $42.7 million for the year ended December 31, 2012, compared to a provision of $32.8 million for the year ended December 31, 2011. The effective tax rate increased to 33.1% for the year ended December 31, 2012 from 26.4% for the year ended December 31, 2011. The effective tax rate for both periods differed from the statutory rate of 35% due to earnings from foreign jurisdictions, state taxes and other non-deductible expenses. Non-deductible expenses in the year ended December 31, 2012 included certain stock based compensation. For the year ended December 31, 2012, tax on earnings from foreign operations reduced the effective tax rate by 4.8 percentage points compared to

9.5 percentage points for 2011. The increase in the effective tax rate from earnings of foreign operations in 2012 compared to 2011 resulted from a decrease in the profitability of international operations located in tax jurisdictions with rates below 35%. Additionally, the effective tax rate was higher due to the expiration of tax laws providing for the US federal research credit for the year ended December 31, 2012. Tax rate increases were partially offset by a reduction in accruals for uncertain tax positions as a result of the completion of a tax audit by the US Internal Revenue Service.

2011 vs 2010

Provision for income taxes decreased $7.5 million, resulting in a provision of $32.8 million for the year ended December 31, 2011, compared to a provision of $40.3 million for the year ended December 31, 2010. The effective tax rate decreased to 26.4% for the year ended December 31, 2011 from 44.2% for the year ended December 31, 2010. The effective tax rate for both periods differed from the statutory rate of 35% due to earnings from foreign operations, state taxes, other non-deductible expenses, and tax credits. Non-deductible expenses in the year ended December 31, 2010 included certain stock based compensation. For the year ended December 31, 2011, tax on earnings from foreign operations reduced the effective tax rate by 9.5 percentage points compared to an increase of 5.1 percentage points for 2010. The tax rate benefit of earnings from foreign operations in 2011 resulted from improvements in profitability of international operations located in tax jurisdictions with rates below 35%. In 2011, state income taxes increased the effective tax rate by 1.5 percentage points compared to an increase of 4.2 percentage points for 2010. The lower impact of state taxes in 2011 compared to 2010 was primarily due to a legislation that was effective as of January 1, 2011 that provided for a more favorable methodology for computing the amount of income subject to tax in California.

Net Income

2012 vs 2011

Net income decreased $4.9 million to $86.5 million for the year ended December 31, 2012, from $91.4 million for the year ended December 31, 2011. This decrease was primarily attributable to an increase in the provision for income tax of $9.9 million, partially offset by an increase of $3.8 million in other income and expense, net, and operating income of $1.2 million.

2011 vs 2010

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

Retail

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	( in thousands, except percentage data)
Net revenue	$504,797	4.8%	$481,795	10.6%	$435,484
Percentage of net revenue	39.7%		40.8%		48.3%
Contribution income	86,808	6.4%	81,589	13.5%	71,862
Contribution margin	17.2%		16.9%		16.5%

2012 vs 2011

The retail business unit experienced a slight increase in revenue from 2011 to 2012. The increase was primarily driven by an increase in revenue from sales of our home wireless products, partially offset by a decrease in sales of our powerline, home storage and broadband gateways products. The retail business unit experienced strong revenue growth in the Americas region and moderate growth in the APAC region; however these increases were partially offset by a decrease in net revenues from sales in the EMEA region, as the region continued to experience macroeconomic weakness in the European market. The increase in contribution income was primarily due to revenue growth, which was partially offset by an increase in operating expenses, primarily driven by investments in research and development, as well as product management and marketing costs.

2011 vs 2010

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

Commercial

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	( in thousands, except percentage data)
Net revenue	$307,945	(7.1)%	$331,439	16.5%	$284,539
Percentage of net revenue	24.2%		28.1%		31.5%
Contribution income	67,826	(9.3)%	74,746	18.6%	63,021
Contribution margin	22.0%		22.6%		22.1%

2012 vs 2011

We experienced a decrease in net revenues in the commercial business unit from 2011 to 2012. The decrease in net revenues was primarily experienced in the EMEA region, as the region continued to experience macroeconomic weakness in the European market. Net revenues from sales in the Americas and APAC regions remained relatively flat. On a product-level, the decrease was primarily attributable to a decrease in sales from our network storage product line. Contribution income also decreased, primarily due to the decline in revenue out-pacing the savings from decreases in our costs of revenue and operating expenses. Net revenue decreased by 7.1%, while costs of revenue and operating expenses decreased by 6.5% and 6.3% respectively. The decrease in costs of revenue was primarily attributable to the decrease in net revenues and a more favorable air/sea freight mix. The decrease in our commercial business unit's operating expenses was primarily due to a decrease in sales and marketing cost, partially offset by an increase in research and development costs.

2011 vs 2010

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

Service Provider

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	( in thousands, except percentage data)
Net revenue	$459,179	24.9%	$367,784	102.0%	$182,029
Percentage of net revenue	36.1%		31.1%		20.2%
Contribution income	40,794	24.4%	32,797	133.8%	14,026
Contribution margin	8.9%		8.9%		7.7%

2012 vs 2011

We experienced strong net revenue growth in the service provider unit from 2011 to 2012. The increase was primarily attributable to sales growth of our broadband gateway products, primarily driven by service provider demand for our Docsis 3.0 products, and to a lesser extent, the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. Contribution income remained in line with revenue growth, with net revenue increasing by 24.9%, while costs of revenue and operating expenses increased by 25.2% and 22.3% respectively. The increase in costs of revenue was primarily due to revenue growth and the increase in operating expenses was primarily attributable to increased investments in research and development.

2011 vs 2010

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

Liquidity and Capital Resources

As of December 31, 2012, we had cash, cash equivalents and short-term investments totaling $376.9 million.

Our cash and cash equivalents balance decreased from $208.9 million as of December 31, 2011 to $149.0 million as of December 31, 2012. Our short-term investments, which represent the investment of funds available for current operations, increased from $144.8 million as of December 31, 2011 to $227.8 million as of December 31, 2012, as we shifted assets from money market funds to Treasuries with higher returns. Operating activities during the year ended December 31, 2012, generated cash of $55.0 million. Investing activities during the year ended December 31, 2012 used $130.3 million, which includes the net purchases of short-term investments of $85.5 million, payments made in connection with business acquisitions of $28.6 million, primarily related to the AVAAK acquisition, and purchases of property and equipment of $14.8 million. During the year ended December 31, 2012, financing activities provided $15.4 million, primarily due to the issuance of our common stock upon exercise of stock options and our employee stock purchase program, as well as the excess tax benefit from exercises and cancellations of stock options.

Our days sales outstanding as of December 31, 2012 was 76 days, which was consistent with 2011.

Our accounts payable decreased from $117.3 million at December 31, 2011 to $87.3 million at December 31, 2012 primarily as a result of timing of payments.

Inventory increased from $163.7 million at December 31, 2011 to $174.9 million at December 31, 2012. Ending inventory turns decreased from 5.2 turns in the three months ended December 31, 2011, to 5.0 turns in the three months ended December 31,

2012. This decrease is primarily attributable to our increased inventory levels to support current and expected demand levels for our products.

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

In October 21, 2008, the Board of Directors authorized management to repurchase up to 6,000,000 shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. We did not repurchase any shares under this authorization during the years ended December 31, 2012, 2011 or 2010.

We also repurchase shares to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs throughout the year. We repurchased approximately 22,000 shares, or $850,000 of common stock to facilitate tax withholdings for RSUs during the year ended December 31, 2012. Similarly, during the years ended December 31, 2011 and December 31, 2010, we repurchased approximately 25,000 shares and 32,000 shares, respectively, or $926,000 and $736,000 of our common stock, respectively, to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Backlog

As of December 31, 2012, we had a backlog of approximately $104.6 million, compared to approximately $128.5 million as of December 31, 2011, primarily due to product demand required in the future. Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with little or no penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net sales for any succeeding period.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table describes our commitments to settle non-cancelable lease and purchase commitments as of December 31, 2012.

	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
Operating leases	$8,192	$11,907	$8,201	$3,517	$31,817
Purchase obligations	149,603	—	—	—	149,603
	$157,795	$11,907	$8,201	$3,517	$181,420

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended December 31, 2012, 2011, and 2010 was $7.6 million, $7.0 million and $6.4 million, respectively. The terms of some of the office leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. At December 31, 2012, we had $149.6 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

As of December 31, 2012 and December 31, 2011, we had $13.8 million and $18.7 million, respectively, of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $2.2 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale” securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal 2012.

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

As of December 31, 2012, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $1.2 million to net income, net of our hedged position, at December 31, 2012. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2012 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the year ended December 31, 2012, 7% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NETGEAR, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of NETGEAR, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Jose, CA
February 26, 2013

NETGEAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$149,032	$208,898
Short-term investments	227,845	144,797
Accounts receivable, net	256,014	261,307
Inventories	174,903	163,724
Deferred income taxes	22,691	23,088
Prepaid expenses and other current assets	33,724	32,415
Total current assets	864,209	834,229
Property and equipment, net	19,025	15,884
Intangibles, net	27,621	20,956
Goodwill	100,880	85,944
Other non-current assets	22,834	14,357
Total assets	$1,034,569	$971,370
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,310	$117,285
Accrued employee compensation	18,338	26,896
Other accrued liabilities	126,255	120,480
Deferred revenue	27,645	40,093
Income taxes payable	1,382	4,207
Total current liabilities	260,930	308,961
Non-current income taxes payable	13,735	18,657
Other non-current liabilities	5,293	4,995
Total liabilities	279,958	332,613
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shared issued and outstanding: 38,341,644 and 37,646,872 at December 31, 2012 and 2011, respectively	38	38
Additional paid-in capital	394,427	364,243
Cumulative other comprehensive income	4	23
Retained earnings	360,142	274,453
Total stockholders’ equity	754,611	638,757
Total liabilities and stockholders’ equity	$1,034,569	$971,370

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net revenue	$1,271,921	$1,181,018	$902,052
Cost of revenue	888,368	811,572	602,805
Gross profit	383,553	369,446	299,247
Operating expenses:
Research and development	61,066	48,699	39,972
Sales and marketing	149,766	154,562	131,570
General and administrative	45,027	39,423	36,220
Restructuring and other charges	1,190	2,094	(88)
Litigation reserves, net	390	(201)	211
Total operating expenses	257,439	244,577	207,885
Income from operations	126,114	124,869	91,362
Interest income	498	477	426
Other income (expense), net	2,670	(1,136)	(564)
Income before income taxes	129,282	124,210	91,224
Provision for income taxes	42,743	32,842	40,315
Net income	$86,539	$91,368	$50,909
Net income per share:
Basic	$2.27	$2.46	$1.44
Diluted	$2.23	$2.41	$1.41
Weighted average shares outstanding used to compute net income per share:
Basic	38,057	37,121	35,385
Diluted	38,747	37,932	36,124

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$86,539	$91,368	$50,909
Other comprehensive (loss) income, before tax:
Unrealized (loss) gain on derivative instruments	(30)	(267)	253
Unrealized gain on available-for-sale securities	16	17	7
Other comprehensive (loss) income, before tax	(14)	(250)	260
Tax expense related to items of other comprehensive income	(5)	(8)	(3)
Other comprehensive (loss) income, net of tax	(19)	(258)	257
Comprehensive income	$86,520	$91,110	$51,166
The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Cumulative Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2009	34,733	$35	$280,256	$24	$133,838	$414,153
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	4	—	4
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	253	—	253
Net income	—	—	—	—	50,909	50,909
Stock-based compensation expense	—	—	12,177	—	—	12,177
Purchase and retirement of common stock	(32)	—	—	—	(736)	(736)
Issuance of common stock under stock-based compensation plans	1,472	1	20,116	—	—	20,117
Tax benefit from exercises and cancellations of stock options	—	—	3,559	—	—	3,559
Balance at December 31, 2010	36,173	36	316,108	281	184,011	500,436
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	9	—	9
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(267)	—	(267)
Net income	—	—	—	—	91,368	91,368
Stock-based compensation expense	—	—	13,727	—	—	13,727
Purchase and retirement of common stock	(25)	—	—	—	(926)	(926)
Issuance of common stock under stock-based compensation plans	1,499	2	30,889	—	—	30,891
Tax benefit from exercises and cancellations of stock options	—	—	3,519	—	—	3,519
Balance at December 31, 2011	37,647	38	364,243	23	274,453	638,757
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	11	—	11
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(30)	—	(30)
Net income	—	—	—	—	86,539	86,539
Stock-based compensation expense	—	—	14,366	—	—	14,366
Purchase and retirement of common stock	(22)	—	—	—	(850)	(850)
Issuance of common stock under stock-based compensation plans	717	—	14,697	—	—	14,697
Tax benefit from exercises and cancellations of stock options	—	—	1,121	—	—	1,121
Balance at December 31, 2012	38,342	$38	$394,427	$4	$360,142	$754,611

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$86,539	$91,368	$50,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,775	14,735	13,439
Purchase premium amortization on investments	2,490	986	468
Non-cash stock-based compensation	14,372	13,762	12,201
Income tax benefit associated with stock option exercises	1,121	3,519	3,559
Gain on sale of cost method investment	(3,126)	—	—
Excess tax benefit from stock-based compensation	(1,552)	(3,672)	(3,470)
Deferred income taxes	(2,545)	(4,621)	(8,435)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,317	(34,576)	(63,878)
Inventories	(10,590)	(30,039)	(36,804)
Prepaid expenses and other assets	2,619	(7,935)	(3,220)
Accounts payable	(30,615)	28,131	20,074
Accrued employee compensation	(8,782)	2,765	13,090
Other accrued liabilities	3,444	9,374	21,794
Deferred revenue	(12,680)	12,555	5,432
Income taxes payable	(7,744)	(342)	1,192
Net cash provided by operating activities	55,043	96,010	26,351
Cash flows from investing activities:
Purchases of short-term investments	(369,939)	(228,871)	(185,128)
Proceeds from maturities of short-term investments	284,418	227,669	115,000
Purchase of property and equipment	(14,762)	(8,211)	(8,720)
Loan issued, net of loan repaid	—	—	(102)
Payments for patents	(1,400)	—	(1,270)
Cost method investments	—	—	(3,009)
Payments made in connection with business acquisitions, net of cash acquired	(28,625)	(37,509)	(12,000)
Net cash used in investing activities	(130,308)	(46,922)	(95,229)
Cash flows from financing activities:
Purchase and retirement of common stock	(850)	(926)	(738)
Proceeds from exercise of stock options	12,700	29,139	18,915
Proceeds from issuance of common stock under employee stock purchase plan	1,997	1,752	1,202
Excess tax benefit from stock-based compensation	1,552	3,672	3,470
Net cash provided by financing activities	15,399	33,637	22,849
Net (decrease) increase in cash and cash equivalents	(59,866)	82,725	(46,029)
Cash and cash equivalents, at beginning of period	208,898	126,173	172,202
Cash and cash equivalents, at end of period	$149,032	$208,898	$126,173
Supplemental Cash Flow Information:
Cash paid for income taxes	$52,403	$34,365	$44,083

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

Fiscal periods

The Company's fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

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

Reclassifications

In the first quarter of 2011, in order to achieve operational efficiencies, the Company combined its North American, Central American and South American sales forces to form the Americas territory. Previously North America was its own geographic region and the Central American and South American territories were categorized within the Asia Pacific ("APAC") geographic region. Following this change, the Company is organized into the following three geographic territories: Americas, Europe, Middle-East and Africa ("EMEA") and APAC. The Company has reclassified its disclosure of net revenue by geography for prior periods to conform to the current period's presentation. The change did not result in material differences from what was previously reported.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity at the time of purchase of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

Short-term investments

Short-term investments are comprised of marketable securities that consist of government securities with an original maturity or a remaining maturity at the time of purchase, of greater than three months and no more than 12 months. All marketable securities are held in the Company's name with one high quality financial institution, which acts as the Company's custodian and investment manager. All of the Company's marketable securities are classified as available-for-sale securities in accordance with the provisions of the authoritative guidance for investments and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Certain risks and uncertainties

The Company's products are concentrated in the networking industry, which is characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. The success of the Company depends on management's ability to anticipate and/or to respond quickly and adequately to technological developments in its industry, changes in customer requirements, or changes in regulatory requirements or industry standards. Any significant delays in the development or introduction of products could have a material adverse effect on the Company's business and operating results.

The Company relies on a limited number of third parties to manufacture all of its products. If any of the Company's third-party manufacturers cannot or will not manufacture its products in required volumes, on a cost-effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity. Any interruption or delay in manufacturing could have a material adverse effect on the Company's business and operating results.

Derivative financial instruments

The Company uses foreign currency forward contracts to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses, and on certain existing assets and liabilities. Foreign currency forward contracts generally mature within five months of inception. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to reduce the impact of currency exchange rate movements on the Company's operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The company does not use derivative financial instruments for speculative purposes.

The Company accounts for its derivative instruments as either assets or liabilities and records them at fair value. Derivatives that are not defined as hedges in the authoritative guidance for derivatives and hedging must be adjusted to fair value through earnings. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of cumulative other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company believes that there is minimal credit risk associated with the investment of its cash and cash equivalents and short-term investments, due to the restrictions placed on the type of investment that can be entered into under the Company's investment policy. The Company's short-term investments consist of investment-grade securities, and the Company's cash and investments are held and managed by recognized financial institutions.

The Company's customers are primarily distributors as well as retailers and broadband service providers who sell or distribute the products to a large group of end-users. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The Company regularly performs credit evaluations of the Company's customers' financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and current economic conditions that may affect customers' ability to pay, and, generally, requires no collateral from its customers. The Company secures credit insurance for certain customers in international and domestic markets.

As of December 31, 2012 and 2011, Best Buy, Inc. represented greater than 10% of the Company's total accounts receivable.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair value measurements

The carrying amounts of the Company's financial instruments, including cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values due to their short maturities. Foreign currency forward contracts are recorded at fair value based on observable market data. See Note 13, Fair Value Measurements, of the Notes to Consolidated Financial Statements for disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Cost method investments

As of December 31, 2012 and December 31, 2011, the carrying value of the Company's cost method investments was $1.3 million and $3.0 million respectively. These investments are included in other non-current assets in the consolidated balance sheets and are carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. There were no impairments recognized in the years ended December 31, 2012 and December 31, 2011. Realized gains and losses on these investments are reported in other income (expense), net in the consolidated statements of operations. In the third fiscal quarter of 2012 the Company recognized a gain of $3.1 million on the partial sale of one of its cost method investments.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company regularly performs credit evaluations of its customers' financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer's ability to pay. The allowance for doubtful accounts is reviewed quarterly and adjusted if necessary based on the Company's assessments of its customers' ability to pay. If the financial condition of the Company's customers should deteriorate or if actual defaults are higher than the Company's historical experience, additional allowances may be required, which could have an adverse impact on operating expenses.

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

Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were not material in the years ended December 31, 2012, 2011 and 2010.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill

Goodwill represents the purchase price over estimated fair value of net assets of businesses acquired in a business combination. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually during the fourth quarter. Should certain events or indicators of impairment occur between annual impairment tests, the Company will perform the impairment test as those events or indicators occur. Examples of such events or circumstances include the following: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in the business climate; and slower growth rates.

Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying value. The qualitative assessment considers the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in the Company's share price. If the reporting unit does not pass the qualitative assessment, then the Company estimates its fair value and compare the fair value with the carrying value of its net assets. If the fair value is greater than the carrying value of its net assets, then no impairment results. If the fair value is less than its carrying value, then it would determine the fair value of the goodwill by comparing the implied fair value to the carrying value of the goodwill in the same manner as if the Company were being acquired in a business combination. Specifically, the Company would allocate the fair value to all of our assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded to earnings in the Consolidated Statements of Operations.

In the fourth fiscal quarter of 2012, the Company completed its annual impairment test of goodwill. The Company assessed whether it was more likely than not (that is, a likelihood of more than 50%) that each reporting unit's fair value was less than its carrying amount including goodwill by considering the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in the Company's share price. Based on the Company's assessment of the considerations, the Company determined that it is not more likely than not that each reporting unit's fair value was less than its carrying amount, and therefore performing the first step of the two-step impairment test for each reporting unit was unnecessary.

No goodwill impairment was recognized in the years ended December 31, 2012, 2011 or 2010.

Long-lived assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from four to ten years. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.

Purchased intangible assets determined to have indefinite useful lives are not amortized. Indefinite-lived intangible assets are reviewed for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for indefinite-lived assets that management expects to hold and use is based on the fair value of the asset. Indefinite-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment". The guidance in ASU 2012-02 provides the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Calculation of the fair value of an indefinite-lived intangible asset would not be required unless it is determined, based on the qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for annual and interim period intangible asset impairment tests performed for fiscal years beginning on or after September 15, 2012; however early adoption is permitted. The Company elected to adopt the updated standard for the purpose of its intangible asset impairment testing in the fourth fiscal quarter of 2012.

In the fourth fiscal quarter of 2012, the Company completed its annual impairment test of indefinite-lived long-lived assets. The Company assessed whether it was more likely than not (that is, a likelihood of more than 50%) the carrying amount of its indefinite-lived intangible assets may not be recoverable from their undiscounted cash flows by considering the following factors:

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in our share price. Based on these factors , the Company determined that it is not more likely than not that there were events or changes in circumstances that indicated that the carrying amount of our indefinite-lived intangible assets may not be recoverable from their undiscounted cash flows, and therefore performing the first step of the two-step impairment test for each reporting unit was unnecessary. No impairments to long-lived assets were recognized in the years ended December 31, 2012, 2011 and 2010.

Product warranties

The Company provides for estimated future warranty obligations at the time revenue is recognized. The Company's standard warranty obligation to its direct customers generally provides for a right of return of any product for a full refund in the event that such product is not merchantable or is found to be damaged or defective. At the time revenue is recognized, an estimate of future warranty returns is recorded to reduce revenue in the amount of the expected credit or refund to be provided to its direct customers. At the time the Company records the reduction to revenue related to warranty returns, the Company includes within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. The Company's standard warranty obligation to its end-users provides for replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. The estimated cost associated with fulfilling the Company's warranty obligation to end-users is recorded in cost of revenue. Because the Company's products are manufactured by third-party manufacturers, in certain cases the Company has recourse to the third-party manufacturer for replacement or credit for the defective products. The Company gives consideration to amounts recoverable from its third-party manufacturers in determining its warranty liability. Changes in the Company's warranty liability, which is included as a component of “Other accrued liabilities” in the consolidated balance sheets, are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Balance as of beginning of the period	$44,846	$40,513
Provision for warranty liability made during the period	61,985	60,285
Settlements made during the period	(60,172)	(55,952)
Balance at end of period	$46,659	$44,846

Revenue recognition

Revenue from product sales is generally recognized at the time the product is shipped provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for some of the Company's customers, title passes to the customer upon delivery to the port or country of destination, upon their receipt of the product, or upon the customer's resale of the product. At the end of each fiscal quarter, the Company estimates and defers revenue related to product where title has not transferred. The revenue continues to be deferred until such time that title passes to the customer. The Company assesses collectability based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the creditworthiness of the customer. If the Company determines that collection of the fee is not reasonably assured, then the Company defers the fee and recognizes revenue upon receipt of payment.

The Company has an insignificant amount of product offerings with multiple elements. The Company's multiple-element product offerings include networking hardware with embedded software, various software subscription services, and support, which are considered separate units of accounting. In general, the networking hardware with embedded software is delivered up front, while the subscription services and support are delivered over the subscription and support period. The Company allocates revenue to the software deliverables and the non-software deliverables (including software deliverables which function together with hardware deliverables to provide the product's essential functionality) based upon their relative selling price. Revenue allocated to each unit of accounting is then recognized when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured.

When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of fair value of the deliverable, or when VSOE of fair value is unavailable, its best estimate of selling price (“ESP”), as the Company has determined it is unable to establish TPE of selling price for the deliverables. In determining VSOE, the Company requires that a substantial majority of the selling prices for a deliverable sold on a stand-alone basis fall within a reasonably narrow pricing

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within +/-15% of the median price. The Company determines ESP for a deliverable by considering multiple factors including, but not limited to, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The objective of ESP is to determine the price at which the Company would transact a sale if the deliverable were sold on a stand-alone basis. The determination of ESP is made through consultation with and formal approval by the Company's management, taking into consideration the go-to-market strategy.

Certain distributors and retailers generally have the right to return product for stock rotation purposes. Upon shipment of the product, the Company reduces revenue for an estimate of potential future product warranty and stock rotation returns related to the current period product revenue. Management analyzes historical returns, channel inventory levels, current economic trends and changes in customer demand for the Company's products when evaluating the adequacy of the allowance for sales returns, namely warranty and stock rotation returns. Revenue on shipments is also reduced for estimated price protection and sales incentives deemed to be contra-revenue under the authoritative guidance for revenue recognition.

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

Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $12.1 million, $13.9 million and $11.4 million in the years ended December 31, 2012, 2011 and 2010 respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $19.0 million, $21.7 million, and $19.3 million in the years ended December 31, 2012, 2011 and 2010 respectively.

Income taxes

The Company accounts for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatment for tax versus accounting for certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the Company's deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance.

In the ordinary course of business there is inherent uncertainty in assessing the Company's income tax positions. The Company assesses its tax positions and records benefits for all years subject to examination based on management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recorded in the financial statements. Where applicable, associated interest and penalties have also been recognized as a component of income tax expense.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Comprehensive income

Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that the Company excluded from net income, including gains and losses related to fair value of short-term investments and the effective portion of cash flow hedges that were outstanding as of the end of the year.

Foreign currency translation

The Company's functional currency is the U.S. dollar for all of its international subsidiaries. Foreign currency transactions of international subsidiaries are re-measured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for non-monetary assets. Expenses are re-measured at average exchange rates in effect during each period, except for expenses related to non-monetary assets, which are re-measured at historical exchange rates. Revenue is re-measured at average exchange rates in effect during each period. Gains and losses arising from foreign currency transactions are included in total comprehensive income and were a net gain of $204,000 for the year ended December 31, 2012, a net gain of $131,000 for the year ended December 31, 2011 and a net loss of $130,000 for the year ended December 31, 2010.

Recent accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment". The guidance in ASU 2012-02 provides the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Calculation of the fair value of an indefinite-lived intangible asset would not be required unless it is determined, based on the qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. Early adoption of ASU 2012-02 is permitted. The Company early adopted ASU 2012-02 in the fourth quarter of 2012, with no impact on its financial position, results of operations or cash flows.

Note 2. Business Acquisitions
AVAAK, Inc.
On July 2, 2012, the Company acquired 100% of the voting equity interests of AVAAK, Inc. (“AVAAK”), a privately-held company that developed wire-free video networking products for a total purchase consideration of $24.0 million in cash. The Company believes the acquisition will bolster its retail business unit product offerings and expand its presence into the smart home market. The Company paid $21.6 million of the aggregate purchase price in the third quarter of 2012, and expects to pay the remaining $2.4 million, less amounts used to satisfy certain potential claims, twelve months after the closing of the acquisition.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of AVAAK have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.
The allocation of the purchase price was as follows (in thousands):

Net tangible assets acquired	$172
Deferred tax assets, net	5,937
Intangible assets, net	6,000
Goodwill	11,895
Total consideration	$24,004
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
The Company designated $2.3 million of the acquired intangible assets as technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated savings attributable to the existing technology and discounted at 14.0%. The acquired existing technology is being amortized over its estimated useful life of 5 years.
The Company designated $0.3 million of the acquired intangible assets as customer relationships. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to existing customer relationships and discounted at 14.0%. The acquired customer relationships are being amortized over an estimated useful life of 5 years.
The Company designated $1.4 million of the acquired intangible assets as trade name and trademarks. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to existing trade name and trademarks and discounted at 16.0%. The acquired trade name and trademarks are being amortized over an estimated useful life of 5 years.
In addition, $2.0 million of the consideration paid represents the fair value of acquired IPR&D projects. The IPR&D acquired is considered indefinite lived intangible assets until research and development efforts associated with the projects are completed or abandoned. The most significant of the acquired IPR&D projects relate to camera technology and applications. As of December 31, 2012, $1.0 million of the acquired IPR&D had reached technical feasibility and as a result, was reclassified from IPR&D to technology. Refer to the "Intangibles, net" section of Note 3, Balance Sheet Components, for further discussion of our acquired IPR&D.
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
The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of Firetide have been included in the consolidated financial statements since the date of acquisition. Pro forma results of

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.
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
The Company designated the $4.2 million in acquired intangible assets as technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated savings attributable to the existing technology and discounted at 22.0%. The acquired existing technology is being amortized over its estimated useful life of 5 years.
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
A total of $15.7 million of the $19.5 million in acquired intangible assets was designated as customer contracts and related relationships. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to existing customer contracts and related relationships and discounted at 19.0%. This $15.7 million is being amortized over its estimated useful life of 8 years.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A total of $3.7 million of the $19.5 million in acquired intangible assets was designated as technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated savings attributable to the core technology and discounted at 16.0%. This $3.7 million is being amortized over its estimated useful life of 4 years.
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
The $2.0 million in acquired intangible assets was designated as technology. The value was calculated based on the present value of the future estimated cash flows derived from projections of future revenue attributable to existing technology. This $2.0 million is being amortized over its estimated useful life of 7 years.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3. Balance Sheet Components (in thousands)

Short-Term Investments

	As of
	December 31, 2012				December 31, 2011
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$225,016	$48	$(2)	$225,062	$144,673	$34	$(4)	$144,703
Certificates of Deposits	2,783	—	—	2,783	94	—	—	94
Total	$227,799	$48	$(2)	$227,845	$144,767	$34	$(4)	$144,797

All of the Company’s marketable securities are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the short-term investments have unrealized losses greater than 12 months.

Cost Method Investments

As of December 31, 2012 and December 31, 2011, the carrying value of the Company's cost method investments was $1.3 million and $3.0 million respectively. These investments are included in other non-current assets in the consolidated balance sheets and are carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. There were no impairments recognized in the years ended December 31, 2012 and December 31, 2011. Realized gains and losses on these investments are reported in other income (expense), net in the consolidated statements of operations. In the third fiscal quarter of 2012 the Company recognized a gain of $3.1 million on the partial sale of one of its cost method investments.

Accounts receivable, net

	As of
	December 31, 2012	December 31, 2011
Gross accounts receivable	$276,084	$279,932
Allowance for doubtful accounts	(1,256)	(1,335)
Allowance for sales returns	(17,031)	(13,360)
Allowance for price protection	(1,783)	(3,930)
Total allowances	(20,070)	(18,625)
Total accounts receivable, net	$256,014	$261,307

Inventories

	As of
	December 31, 2012	December 31, 2011
Raw materials	$4,447	$4,676
Finished goods	170,456	159,048
Total inventories	$174,903	$163,724

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

	As of
	December 31, 2012	December 31, 2011
Computer equipment	$7,290	$7,109
Furniture, fixtures and leasehold improvements	12,761	9,757
Software	21,521	19,974
Machinery and equipment	31,694	21,797
Construction in progress	385	662
Total property and equipment, gross	73,651	59,299
Accumulated depreciation and amortization	(54,626)	(43,415)
Total property and equipment, net	$19,025	$15,884

Depreciation and amortization expense pertaining to property and equipment was $11.9 million, $9.9 million and $8.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Intangibles, net

The following tables present details of the Company’s purchased intangible assets:

	Gross	Accumulated Amortization	Net
December 31, 2012
Technology	$32,259	$(22,065)	$10,194
Customer contracts and relationships	16,000	(3,301)	12,699
Other	6,870	(3,142)	3,728
Finite-lived intangibles, net	55,129	(28,508)	26,621
Indefinite-lived intangible assets	1,000	—	1,000
Total purchased intangible assets, net	56,129	(28,508)	27,621

	Gross	Accumulated Amortization	Net
December 31, 2011
Technology	$24,800	$(19,905)	$4,895
Customer contracts and relationships	15,700	(1,308)	14,392
Other	4,070	(2,401)	1,669
Total purchased intangible assets, net	$44,570	$(23,614)	$20,956

In the third quarter of 2012, the Company purchased finite-lived intangible assets of $4.0 million and indefinite-lived assets of $2.0 million, as a result of its acquisition of AVAAK. For further discussion regarding the AVAAK acquisition, see Note 2, Business Acquisitions.

As of December 31, 2012, the Company had $1.0 million in unamortized intangible assets related to IPR&D. All of the IPR&D assets were acquired in connection with the Company's acquisition of AVAAK. IPR&D assets represent IPR&D projects that have not reached technical feasibility and are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets will not be amortized. When the asset reaches technical feasibility, the Company will determine the useful life of the asset, reclassify the asset out of IPR&D, and begin amortization. Development costs incurred after acquisition on acquired IPR&D projects are expensed as incurred. The Company expects the remaining IPR&D projects to be completed by the end of

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the first fiscal quarter in 2013 and the estimated future cost to complete these IPR&D projects is $0.1 million. As of December 31, 2012, $1.0 million of the IPR&D had reached technical feasibility and as a result, was reclassified from IPR&D to technology.

Amortization of purchased intangible assets in the years ended December 31, 2012, 2011 and 2010 was $4.9 million, $4.8 million and $5.3 million, respectively. No impairment charges were recorded in the years ended December 31, 2012, 2011 and 2010.

Estimated amortization expense related to finite-lived intangibles for each of the next five years and thereafter is as follows:

Year Ending December 31,	Amount
2013	$5,663
2014	5,339
2015	4,722
2016	4,360
2017	3,017
Thereafter	3,520
Total expected amortization expense	$26,621

Goodwill

The changes in the carrying amount of goodwill during the year ended December 31, 2012 and 2011 are as follows:

		New Segments
	Old Segment	Retail	Commercial	Service Provider	Total
Goodwill at December 31, 2010	$74,198	$—	$—	$—	$74,198
Relative fair value approach	(74,198)	33,546	32,043	8,609	—
Net additions related to acquisitions	—	—	—	11,746	11,746
Goodwill at December 31, 2011	—	33,546	32,043	20,355	85,944
Goodwill acquired during the period	—	11,895	3,041	—	14,936
Goodwill at December 31, 2012	$—	$45,441	$35,084	$20,355	$100,880

During 2012, the Company recorded goodwill of $11.9 million and $3.0 million, related to its acquisition of AVAAK, and certain intellectual property of Firetide, respectively. During 2011, the Company made organization changes to its business segments and allocated goodwill to the new segments based on each of the segment's relative fair values. In addition, the Company recorded $11.7 million of goodwill associated with the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. (“Westell”). Refer to Note 2, Business Acquisitions, for additional information regarding the Company's acquisitions.

There were no impairments to goodwill in the years ended December 31, 2012, 2011 and 2010. Refer to Note 1, The Company and Summary of Significant Accounting Policies, for additional information regarding the Company's goodwill impairment assessment.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other non-current assets

	As of
	December 31, 2012	December 31, 2011
Non-current deferred income taxes	$16,856	$7,977
Cost method investment	1,322	3,009
Other	4,656	3,371
Total other non-current assets	$22,834	$14,357

Other accrued liabilities

	As of
	December 31, 2012	December 31, 2011
Sales and marketing programs	$43,652	$44,394
Warranty obligation	46,659	44,846
Freight	4,457	7,940
Other	31,487	23,300
Total other accrued liabilities	$126,255	$120,480

Note 4. Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in its Consolidated Statements of Operations.

During the year ended December 31, 2012, the Company incurred $1.2 million in restructuring costs for employee severance related to the consolidation of product groups within our commercial business unit. The Company expects to payout the remaining severance by the end of fiscal 2013. During the year ended December 31, 2011, the Company incurred $1.6 million in restructuring costs for employee severance related to the reorganization into three specific business units: retail, commercial, and service provider. Refer to Note 12, Segment Information, Operations by Geographic Area and Customer Concentration for additional information regarding the reorganization into business units. In addition, the Company incurred $0.5 million in transition services in connection with the acquisition of the CNS division of Westell Technologies, Inc. Refer to Note 2, Business Acquisitions for additional information regarding the CNS acquisition.

The following tables provide a summary of accrued restructuring and other charges activity:

	Accrued Restructuring and Other Charges at December 31, 2011	Additions	Cash Payments	Accrued Restructuring and Other Charges at December 31, 2012
	(In thousands)
Accrued restructuring	$—	$1,190	$(191)	$999

	Accrued Restructuring and Other Charges at December 31, 2010	Additions	Cash Payments	Accrued Restructuring and Other Charges at December 31, 2011
	(In thousands)
Accrued restructuring and other charges	$—	$2,094	$(2,094)	$—

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5. Derivative Financial Instruments

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

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, immateriality, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheet at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of its designated hedges are adjusted to fair value through earnings in other income (expense), net in the consolidated statement of operations.

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheet to which they were recorded as of December 31, 2012, and December 31, 2011, are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair value at December 31, 2012	Balance Sheet Location	Fair value at December 31, 2011
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$1,142	Prepaid expenses and other current assets	$1,196
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	2	Prepaid expenses and other current assets	41
Total		$1,144		$1,237

Derivative Liabilities	Balance Sheet Location	Fair value at December 31, 2012	Balance Sheet Location	Fair value at December 31, 2011
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(1,616)	Other accrued liabilities	$(654)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	(3)	Other accrued liabilities	(69)
Total		$(1,619)		$(723)

For details of the Company’s fair value measurements, see Note 13, Fair Value Measurements.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for three to five months. The Company enters into about five forward contracts per quarter with an average size of about $7 million USD equivalent related to its cash flow hedging program.

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the years ended December 31, 2012, 2011 and 2010.

The effects of the Company’s derivative instruments on OCI and the consolidated statement of operations for the years ended December 31, 2012, 2011 and 2010 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2012
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$164	Net revenue	$262	Other income (expense), net	$(158)
Foreign currency forward contracts	—	Cost of revenue	(1)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(67)	Other income (expense), net	—
Total	$164		$194		$(158)

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2011
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$542	Net revenue	$967	Other income (expense), net	$(310)
Foreign currency forward contracts	—	Cost of revenue	(4)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(154)	Other income (expense), net	—
Total	$542		$809		$(310)

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2010
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$2,257	Net revenue	$2,755	Other income (expense), net	$(261)
Foreign currency forward contracts	—	Cost of revenue	(27)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(724)	Other income (expense), net	—
Total	$2,257		$2,004		$(261)

(a)	Refer to Note 10, Stockholders' Equity, which summarizes the cumulative other comprehensive income activity related to derivatives.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the years ended December 31, 2012, 2011 and 2010.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities that may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about 12 non-designated derivatives per quarter. The average size of its non-designated hedges is about $2 million USD equivalent and these hedges normally range from one to five months in duration.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s derivatives not designated as hedging instruments in other income (expense), net in the consolidated statements of operations for the years ended December 31, 2012 and 2011, are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Year Ended December 31, 2012	Year Ended December 31, 2011
Foreign currency forward contracts	Other income (expense), net	(502)	$(957)

Note 6. Net Income Per Share
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
Net income per share for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands, except per share data):

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Net income	$86,539	$91,368	$50,909
Weighted average shares outstanding:
Basic	38,057	37,121	35,385
Dilutive potential common shares	690	811	739
Total diluted	38,747	37,932	36,124

Basic net income per share	$2.27	$2.46	$1.44
Diluted net income per share	$2.23	$2.41	$1.41

Common stock equivalents excluded from net income per diluted share because their effect would have been anti-dilutive totaled 2.6 million, 2.0 million and 3.3 million shares for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 7. Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Foreign currency transaction gain (loss), net	$204	$131	$(130)
Foreign currency contract loss, net	(660)	(1,267)	(434)
Gain on sale of cost method investment	3,126	—	—
Total	$2,670	$(1,136)	$(564)

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Income Taxes

Income before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$102,159	$79,318	$95,291
International	27,123	44,892	(4,067)
Total	$129,282	$124,210	$91,224

	Year Ended December 31,
	2012	2011	2010
Current:
U.S. Federal	$34,666	$27,415	$37,954
State	4,555	3,319	5,654
Foreign	6,097	6,760	4,947
	45,318	37,494	48,555
Deferred:
U.S. Federal	(2,069)	(3,151)	(8,928)
State	(588)	(713)	643
Foreign	82	(788)	45
	(2,575)	(4,652)	(8,240)
Total	$42,743	$32,842	$40,315

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net deferred tax assets consist of the following (in thousands):

	Year Ended December 31,
	2012	2011
Deferred Tax Assets:
Accruals and allowances	$20,738	$22,329
Net operating loss carryforwards	7,837	326
Stock-based compensation	8,133	6,304
Deferred rent	2,258	2,138
Deferred revenue	1,552	411
Tax credit carryforwards	1,410	1,433
Acquired intangible assets	—	566
Other	261	256
	42,189	33,763

Deferred Tax Liabilities:
Acquired intangible assets	(1,107)	—
Depreciation and amortization	(1,535)	(2,698)
	(2,642)	(2,698)
Net deferred tax assets	39,547	31,065

Current portion	22,691	23,088
Non-current portion	16,856	7,977
Net deferred tax assets	$39,547	$31,065

Management's judgment is required in determining the Company's provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. In management's judgment it is more likely than not that such assets will be realized in the future as of December 31, 2012, and as such no valuation allowance has been recorded against the Company's deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2012	2011	2010
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	2.1%	1.5%	4.2%
Impact of international operations	(4.8)%	(9.5)%	5.1%
Stock-based compensation	0.6%	—%	0.7%
Tax credits	0.1%	(0.7)%	(0.7)%
Others	0.1%	0.1%	(0.1)%
Provision for income taxes	33.1%	26.4%	44.2%

Income tax benefits in the amount of $1.1 million, 3.5 million and 3.6 million related to stock options were credited to additional paid-in capital during the years ended December 31, 2012, 2011, and 2010, respectively. As a result of changes in fair value of available for sale securities, income tax expense of $5,000, $8,000 and $3,000 was recorded in comprehensive income related to the years ended December 31, 2012, 2011, and 2010, respectively.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2012, the Company has approximately $22.3 million and $0.2 million of acquired federal and state net operating loss carry forwards as well as $0.4 million of California tax credits carryforwards. All of these losses and $0.1 million of these credits are subject to annual usage limitations under Internal Revenue Code Section 382. The federal losses expire in different years beginning in fiscal 2021. The state loss begins to expire in fiscal 2015. The state tax credit carryforward has no expiration.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2008. In 2011, the US federal Internal Revenue Service (IRS) commenced an audit of the Company's 2008 and 2009 tax years. The audit was completed in October 2012, and all issues under examination by the IRS were effectively settled. The Company has limited audit activity in various states and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $2.2 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows (in thousands):

Federal, State, and Foreign Tax
Gross UTB Balance at December 31, 2009	$16,501
Additions based on tax positions related to the current year	3,371
Additions for tax positions of prior years	409
Settlements	(47)
Reductions for tax positions of prior years	(1,805)
Reductions due to lapse of applicable statutes	3
Gross UTB Balance at December 31, 2010	18,432
Additions based on tax positions related to the current year	1,795
Additions for tax positions of prior years	1,015
Settlements	(179)
Reductions for tax positions of prior years	(2)
Reductions due to lapse of applicable statutes	(3,699)
Adjustments due to foreign exchange rate movement	(27)
Gross UTB Balance at December 31, 2011	17,335
Additions based on tax positions related to the current year	711
Additions for tax positions of prior years	956
Settlements	(2,620)
Reductions for tax positions of prior years	(3,590)
Reductions due to lapse of applicable statutes	(449)
Adjustments due to foreign exchange rate movement	(4)
Gross UTB Balance at December 31, 2012	$12,339

The total amount of net UTB that, if recognized would affect the effective tax rate as of December 31, 2012 is $10.6 million. The ending net UTB results from adjusting the gross balance at December 31, 2012 for items such as U.S. federal and state deferred tax, foreign tax credits, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2012, 2011, and 2010, total interest and penalties expensed were $74,000, $30,000 and $262,000,

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively. As of December 31, 2012 and December 31, 2011, accrued interest and penalties on a gross basis was $1.8 million and $1.9 million, respectively. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest, the impact of any uncertain tax benefits related to temporary differences would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

With the exception of those foreign sales subsidiaries for which deferred tax has been provided, the Company intends to indefinitely reinvest foreign earnings. These earnings were approximately $63.4 million and $40.2 million as of December 31, 2012 and December 31, 2011, respectively. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

Note 9. Commitments and Contingencies

Leases

The Company leases office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended, December 31, 2012, 2011, and 2010 was $7.6 million, $7.0 million and $6.4 million, respectively. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2013	$8,192
2014	6,547
2015	5,359
2016	4,242
2017	3,959
Thereafter	3,518
Total minimum lease payments	$31,817

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At December 31, 2012, the Company had $149.6 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2012.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2012.

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

OptimumPath, L.L.C. v. NETGEAR

In January 2008, a lawsuit was filed against the Company by OptimumPath, L.L.C (“OptimumPath”), a patent-holding company existing under the laws of the State of South Carolina, in the U.S. District Court, District of South Carolina. OptimumPath claimed that certain of the Company's wireless networking products infringe on OptimumPath's U.S. Patent No. 7,035,281 ("the '281 Patent"). OptimumPath also sued six other technology companies alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the second quarter of 2008. Several defendants, including the Company, jointly filed a request for inter partes reexamination of the OptimumPath patent with the United States Patent and Trademark Office (the “USPTO”) on October 13, 2008. On January 12, 2009, a reexamination was ordered with respect to claims 1-3 and 8-10 of the patent, but denied with respect to claims 4-7 and 11-32 of the patent. On February 4, 2009, the defendants jointly filed a petition to challenge the denial of reexamination of claims 4-7 and 11-32. On March 26, 2009, the USPTO confirmed the patentability of claims 1-3 and 8-10 without amendment. Shortly thereafter, in March 2009, the District Court granted defendants' motion to transfer the case to the U.S. District Court, Northern District of California. In July 2009, the defendants' petition to challenge the denial of reexamination of claims 4-7 and 11-32 was denied by the USPTO. Since the petition and prosecution were closed, the USPTO issued a Right of Appeal Notice on July 31, 2009, and the defendants chose to appeal the confirmation of claims 1-3 and 8-10 by filing a notice of appeal on August 31, 2009. The Company and OptimumPath attended a Court-ordered mediation on September 22, 2009 but were unable to settle the litigation. The Company and other defendants filed a combined claim construction/summary judgment brief on December 23, 2010. OptimumPath responded on January 20, 2011, and the defendants replied on February 3, 2011. The oral arguments on claim construction and the summary judgment motion were made on February 17, 2011. An oral hearing was held on March 9, 2011 in the USPTO and a decision by the USPTO was issued on March 30, 2011 confirming the patentability of claims 1-3 and 8-10. On April 12, 2011, the District Court granted defendants' motion for summary judgment on OptimumPath's claim for literal infringement and defendants' motion to preclude OptimumPath's infringement claims based on the doctrine of equivalents. The Court also found that the accused devices did not infringe under the doctrine of equivalents. The Court also granted defendants' motion for summary judgment that asserted claims 1, 2, 6, and 9 through 13 of the '281 Patent were invalidated by various prior art. The pretrial conference and trial dates were vacated. OptimumPath filed its notice of appeal to the Federal Circuit of the District Court's rulings on May 18, 2011. On May 23, 2011, the District Court entered the defendants' joint request for costs in the amount of $103,000, which have not yet been collected or recognized. On June 29, 2011, the Federal Circuit docketed the appeal. In addition, the defendants appealed the USPTO's ruling confirming the patentability of claims 1-3 and 8-10 to the Federal Circuit by filing a Reexamination Notice of Appeal to the Federal Circuit on October 18, 2011. The parties argued

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OptimumPath's appeal of the District Court's summary judgment rulings before the Federal Circuit on March 5, 2012. On March 7, 2012, the Federal Circuit affirmed the District Court's summary judgment rulings in favor of the defendants. OptimumPath did not appeal the Federal Circuit's ruling upholding the District Court's summary judgment rulings, and on June 20, 2012 the Federal Circuit issued its mandate, meaning that the litigation proceedings are terminated. On June 5, 2012, the parties argued the defendants' appeal of the USPTO rulings before the Federal Circuit, and on October 2, 2012 the Federal Circuit affirmed the USPTO's rulings, but this outcome had no bearing on the favorable outcome for the defendants obtained in the litigation proceedings, and this litigation matter is now concluded. There was no material financial impact to the Company because of this litigation matter.

Ruckus Wireless v. NETGEAR

On May 5, 2008, a lawsuit was filed against the Company by Ruckus Wireless (“Ruckus”), a developer of Wi-Fi technology, in the U.S. District Court, Northern District of California (case number C08-2310-PJH (“NETGEAR I”)). Ruckus alleges that the Company infringes U.S. Patent Nos. 7,358,912 ("the '912 Patent") and 7,193,562 ("the '562 Patent") in the course of deploying Wi-Fi antenna array technology in its WPN824 RangeMax wireless router. Ruckus also sued Rayspan Corporation alleging similar claims of patent infringement. The Company filed its answer to the lawsuit in the third quarter of 2008. The Company and Rayspan Corporation jointly filed a request for inter partes reexamination of the Ruckus patents with the USPTO on September 4, 2008. The Court issued a stay of the litigation while the reexaminations proceeded in the USPTO. On November 28, 2008, a reexamination was ordered with respect to claims 11-17 of the '562 Patent, but denied with respect to claims 1-10 and 18-36. On December 17, 2008, the defendants jointly filed a petition to challenge the denial of reexamination of claims 1-10 and 18-36 of the '562 Patent. In July 2009, the petition was denied, and the remaining claims 11-17 were confirmed by the USPTO. On December 2, 2008, reexamination was granted with regard to the '912 Patent. In early October 2009, the Company received an Action Closing Prosecution in the reexamination of the '912 Patent. All the claims of the '912 Patent, with the exception of the unchallenged claims 7 and 8, were finally rejected by the USPTO. On October 30, 2009, Ruckus submitted an “after-final” amendment in the '912 Patent reexamination proceeding. The Company's comments to Ruckus' “after-final” amendment were submitted on November 30, 2009. On December 1, 2009, the Court found that bifurcating the '562 Patent from the '912 Patent and commencing litigation on the '562 Patent while the USPTO reexamination process and appeals are still pending would be an inefficient use of the Court's resources. Accordingly, the Court ruled that the litigation stay should remain in effect. On September 12, 2010, the Company filed the rebuttal brief in its appeals of the USPTO's rulings during the reexamination of the '562 Patent, and the Company requested an oral hearing with the Board of Appeals at the USPTO to discuss this brief. On September 13, 2010, Ruckus filed a notice of appeal of the '912 Patent to appeal the adverse rulings it received from the USPTO in the reexamination of this patent. The Company filed a respondent's brief in the '912 Patent case on January 24, 2011. An oral hearing in the '562 case was set for February 1, 2011, but the Company decided to cancel it and let the USPTO decide the '562 case based solely on the previously submitted papers. On May 13, 2011, the USPTO indicated that the Company was successful in its appeal of the examiner's previous decision to allow claims 11-17 in the '562 reexamination, and the USPTO Board of Appeals reversed the examiner's decision and declared those claims invalid. On June 13, 2011, Ruckus submitted a request for rehearing by the Board of Appeals of its decision to reject claims 11-17 of the '562 Patent. On September 28, 2011, the Board of Patent Appeals and Interferences denied Ruckus's request for a rehearing in the '562 Patent reexamination case. Ruckus did not timely file a notice of appeal to the Court of Appeals for the Federal Circuit appealing the USPTO's cancellation of claims 11-17 of the '562 patent. Therefore, a reexamination certificate will issue with claims 11-17 cancelled and claims 1-10 and 18-36 confirmed.

On November 4, 2009, Ruckus filed a complaint in the U.S. District Court, Northern District of California (case number C09-5271-PJH (“NETGEAR II”)), alleging the Company and Rayspan Corporation infringe a patent that is related to the patents previously asserted against the Company and Rayspan Corporation by Ruckus, as discussed above. This asserted patent in this second case is U.S. Patent No. 7,525,486 entitled “Increased wireless coverage patterns.” As with the previous Ruckus action, the WPN824 RangeMax wireless router is the alleged infringing device. The Company challenged the sufficiency of Ruckus's complaint in this new action and moved to dismiss the complaint. Ruckus opposed this motion. The Court partially agreed with the Company's motion and ordered Ruckus to submit a new complaint, which Ruckus did. The initial case management conference occurred on February 11, 2010. On March 25, 2010, the Court ordered a stay until the completion of the reexamination proceedings instigated on the patents in NETGEAR I.

Ruckus and the Company in December of 2012 requested that the stay of the California actions be lifted. This request to lift the stay was predicated on Ruckus's Withdrawal of Appeal and Cancellation of Claims ("Withdrawal") of the '912 Patent that was on appeal in re-examination at the USPTO and that was asserted by Ruckus in NETGEAR I. Through the filing of the Withdrawal, Ruckus announced its intent to withdraw and its actual withdrawal of its appeal of claims 1, 4-9-14, 18, 19, and 22-29 in re-examination (the "Appealed Claims"), and Ruckus further announced its intent to cancel and its actual cancellation of claims 30-31 in re-examination (the "Cancelled Claims"). Claims 2, 3, 15-17, 20, and 21 had previously been cancelled during re-examination (the "Previously Cancelled Claims"). Because the Appealed Claims and the Cancelled Claims represented the entirety of the claims

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

remaining for consideration in re-examination, and the Previously Cancelled Claims are no longer of record in the offensive case by Ruckus against the Company, there are no remaining claims for re-examination in the '912 Patent and the '912 Patent cannot be asserted against the Company. Thus, the Company and Ruckus requested that the Court lift the stay of this litigation and calendar a case management conference. The case management conference occurred on January 3, 2013. At that time, the Court scheduled a claim construction hearing for August of 2013. The parties to the lawsuit - the Company, Rayspan, and Ruckus - also agreed that Ruckus's two offensive cases against the Company and Rayspan should be consolidated because the cases involve similar complaints and common questions of law and fact and doing so will advance the interests of judicial economy.

Ruckus will file a Second Amended Complaint, which will reflect the consolidation of NETGEAR I and NETGEAR II. The Second Amended Complaint will remove the '912 Patent that was invalidated during the reexamination from the Consolidated Action. The Court indicated at the January 3, 2013 Case Management Conference that other than the dropping of the '912 Patent there should not be a substantial change in the Second Amended Complaint.

Ruckus served its infringement contentions on the Company on January 17, 2013, and the Company's invalidity contentions are due on March 4, 2013. Discovery has also commenced in the case after approximately four years of inactivity.

On November 19, 2010, the Company filed suit against Ruckus in the U.S. District Court, District of Delaware for infringement of four of the Company's patents. The Company alleges that Ruckus's manufacture, use, sale or offers for sale within the United States or importation into the United States of products, including wireless communication products, infringe United States Patent Nos. 5,812,531, 6,621,454, 7,263,143, and 5,507,035, all owned by the Company. The Company granted Ruckus an extension to file its answer to the Company's suit, and on January 11, 2011, Ruckus filed a motion to dismiss the Company's suit based on insufficient pleadings. The Company filed its response to Ruckus's motion on January 31, 2011. In addition, on May 6, 2011, Ruckus filed a motion to transfer venue to the Northern District of California. The Court denied Ruckus' motion to transfer the case to the Northern District of California and granted the Company leave to file an amended complaint rather than address the Ruckus motion to dismiss based on insufficient pleadings. The Company filed the proposed amended complaint. Nevertheless, Ruckus filed a second motion to dismiss based on insufficient pleadings by the Company. On March 28, 2012, the Delaware District Court in a memorandum opinion and order denied Ruckus's second motion to dismiss. A scheduling conference occurred April 18, 2012, and the Company submitted its initial disclosures in the case on May 15, 2012. On May 31, 2012, Ruckus filed its third motion to dismiss, asserting that the Company cannot sustain its indirect infringement and willfulness allegations without pleading pre-suit knowledge of the patents. The Company responded to Ruckus's motion to dismiss on June 18, 2012. The Court released the schedule for the case on June 8, 2012 with Claim Construction and Summary Judgment Hearings scheduled for August 9, 2013 and a ten day jury trial scheduled for October 21, 2013. On July 13, 2012, the Company added to its complaint against Ruckus an allegation of infringement of patent number 6,512,480 (“System and method for narrow beam antenna diversity in an RF data transmission system”) by Ruckus's ZoneFlex and MediaFlex products. The Company and Ruckus participated in a court-ordered mediation on September 13, 2012 in Delaware, and the parties did not come to an agreement to settle the litigation pending between the parties. Fact discovery closed on December 14, 2012, and the parties are currently working on their expert reports with expert depositions to occur in February and March of 2013. It is too early to reasonably estimate the financial impact to the Company as a result of the Ruckus litigation matters.

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

Ericsson v. NETGEAR

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson (collectively “Ericsson”) filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516; 6,330,435; 6,424,625; 6,519,223; 6,772,215; 5,987,019; 6,466,568; and 5,771,468 ("the '468 Patent"). Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants' IEEE 802.11-compliant products. In addition, Ericsson alleged that the Company infringed the claimed methods and apparatuses of the '468 Patent through the Company's PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On March 1, 2011, the defendants filed a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On March 21, 2011, Ericsson filed its opposition to the motion, and on April 1, 2011, defendants filed their reply to Ericsson's opposition to the motion to transfer. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on Jun 9, 2011, the Court set a Markman hearing for June 28, 2012 and trial for June 3, 2013. On June 14, 2011, Ericsson submitted its infringement contentions against the Company. On September 29, 2011, the Court denied the defendants motion to transfer venue to the Northern District of California. In advance of the Markman hearing, the parties on March 9, 2012 exchanged proposed constructions of claim terms and on April 9, 2012 filed the Joint Claim Construction Statement with the District Court. On May 8, 2012, Ericsson submitted its opening Markman brief and on June 1, 2012 the defendants submitted their responsive Markman brief. Ericsson's Reply Markman brief was submitted June 15, 2012, and on June 28, 2012 the Markman hearing was held in the Eastern District of Texas. On June 21, 2012, Ericsson dismissed the '468 Patent (“Multi-purpose base station”) with prejudice and gave the Company a covenant not to sue as to products in the marketplace now or in the past. On June 22, 2012, Intel filed its Complaint in Intervention, meaning that Intel is now an official defendant in the Ericsson case. The parties recently completed fact discovery and are exchanging expert reports. During the exchange of the expert reports, Ericsson dropped the '516 patent (the OFDM “pulse shaping” patent). In addition, Ericsson dropped the '223 Patent (packet discard patent) against all the defendants' products, except for those products that use Intel chips. Thus, Ericsson has now dropped the '468 Patent (wireless base station), the '516 Patent (OFDM pulse shaping), and the '223 Patent (packet discard patent) for all non-Intel products. The 5 remaining patents are all only asserted against 802.11-compliant products.

At a Court ordered mediation in Dallas on January 15, 2013, the parties did not come to an agreement to settle the litigation. The Court has not yet released its Markman Order construing the claims of Ericsson's asserted patents. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

Fujitsu v. NETGEAR

On September 3, 2010, Fujitsu filed a complaint against the Company, Belkin International, Inc., Belkin, Inc., D−Link Corporation, D−Link Systems, Inc., ZyXEL Communications Corporation, and ZyXEL Communications, Inc in the U.S. District Court, Northern District of California alleging that certain of the Company's products infringe upon Fujitsu's U.S. patent Re. 36,769 patent ("the '769 Patent") through various cards and interface devices within the Company's products. The Company answered the complaint denying the allegations of infringement and claiming that the asserted patent is invalid. In addition, the Company filed a motion to disqualify counsel for Fujitsu. The Company's disqualification motion was argued before the Court on December 16, 2010, and on December 22, 2010, the Court granted the Company's motion and disqualified counsel for Fujitsu. In response, Fujitsu requested a stipulation from all parties to reset the case management conference and scheduled hearing dates for the motions to dismiss. The initial case management conference was held on March 18, 2011. A claim construction hearing was held on October 14, 2011. On February 3, 2012, the Court issued its claim construction order based on the claim construction hearing. On March 3, 2012, the Fujitsu patent emerged from the latest ex-parte reexamination in the USPTO that was initiated by Belkin, Inc. The USPTO examiner rejected five of the “wired” claims in the patent, but found that the majority of claims of the patent were valid. Expert discovery opened May 4, 2012 with the exchange of initial expert reports. Rebuttal expert reports were exchanged on May 25, 2012, and expert discovery closed on June 8, 2012. A further case management conference was held on May 9, 2012 where the Court ordered that by June 12, 2012 Fujitsu must file a status report narrowing its asserted claims to no more than 10 claims, and narrowing the accused products accordingly, and Fujitsu filed the status report on the due date. By July 3, 2012, the Court ordered the Defendants to file a status report reducing its number of prior art references and obviousness combinations, and Defendants filed the status report on the due date. The Court also limited Fujitsu to one motion for summary judgment and allowed Defendants to jointly file two summary judgment motions. The Court further implemented the following dates: last day to file disposition motions of July 26, 2012; hearing on dispositive motions on September 6, 2012; final pretrial conference on November 1, 2012; and jury trial beginning November 26, 2012. The Court ordered the length of the trial to be 10 days. The Court also set a further case management conference for September 6, 2012, immediately following the hearing on any dispositive motions filed. The parties submitted their summary judgment motions on July 26, 2012. Fujitsu submitted a summary judgment motion arguing that the defendants infringe the '769 Patent. The defendants submitted two summary judgment motions. The first argued that any infringement by the defendants was not willful, and the second argued that the '769 Patent is invalid.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

After a 10-day trial in November and December of 2012, the eight-member jury sided with the remaining defendants - NETGEAR, Belkin, and D-Link - and found Fujitsu's claims under the '769 patent for a "card type input/output interface device" to be invalid. The jury found the defendants proved by clear and convincing evidence that each claim raised by Fujitsu was anticipated by prior art and would have been obvious to a person of ordinary skill in the art as of April 1991 - in other words the asserted claims of the '769 Patent were both anticipated and obvious. The jury also found the defendants had not caused infringement by selling routers and access points that were compatible with wireless interface cards. Fujitsu could theoretically bring another infringement suit on other claims of the '769 Patent that were not invalidated at the trial, but the Company does not expect there to be a material financial impact to the Company because of this litigation matter.

Powerline Innovations, LLC v. NETGEAR

On August 6, 2011 the Company, along with 16 other companies, was sued in the U.S. District Court, Eastern District of Texas, Tyler Division (“Powerline I”) for patent infringement by a non-practicing entity called Powerline Innovations, LLC (“Powerline Innovations”). This was a single patent case, involving U.S. Patent No. 5,471,190, entitled “Method and Apparatus for Resource Allocation in a Communication Network System.” On the same day that it filed suit against the Company and 16 other companies, Powerline Innovations sued 14 additional companies in a separate suit in U.S. District Court, Eastern District of Texas for infringement of the same patent. The complaint against the Company alleged that it infringes the 5,471,190 patent based on the Company's use of methods for establishing control relationships between plural devices and names the Company's Powerline AV Ethernet Adapter, Model XAV101, as an accused infringing product. The Company answered the plaintiff's complaint on December 12, 2011, and asserted that it has not infringed the patent in suit and that the patent in suit is invalid. In addition, the Company asserted various affirmative defenses. An initial status conference took place on August 6, 2012. On October 1, 2012, the defendants remaining in the case filed a motion to transfer venue from the U.S. District Court, Eastern District of Texas to the U.S. District Court, Northern District of California.

On October 10, 2012, the Company was sued for a second time in the U.S. District Court, Eastern District of Texas, Tyler Division (“Powerline II”) for patent infringement by Powerline Innovations. The patent involved in this case is United States Patent No. 8,157,581, titled “Thermal Management Method and Device for Powerline Communications”. The accused Company products include Powerline Models XAVB1501, XAVB1601, XAV2001, XAVN2001, XAVB2001, XAVNB2001, XAV2101, XAVB2101, XAUB2511, XWN5001, XAVB5001, XAVB5101, XWNB5201, XAVB5601, XAVB5602 products. The Company answered the complaint on December 21, 2012.

Through the Company's membership in RPX Corporation, a company whose market-based solution to patent litigation involves preemptive purchases of patents in the open market, a settlement of the Powerline I and Powerline II litigations was recently reached between Powerline Innovations and the Company. In return for a payment by RPX to Powerline Innovations, the Company and other RPX members received a license to the '190 Patent and '581 Patent. After such payment and without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, the Company and Powerline Innovations signed a binding release agreement, which included mutual general releases from all claims, known or unknown, under the '190 Patent and '581 Patent with respect to the manufacture, use, sale, etc. of products by the Company. The Court has since dismissed Powerline Innovations' claims for relief against the Company and the Company's counterclaims for relief against Powerline Innovations in Powerline I and Powerline II, with prejudice and with all attorneys' fees, costs and expenses levied against the party incurring the same. The Company does not expect there to be a material financial impact to the Company because of this litigation matter.

NETGEAR v. Innovatio IP Ventures LLC.

On November 16, 2011, the Company filed a declaratory judgment action in the District of Delaware for non-infringement and invalidity of 17 WiFi-related patents brought in the approximately 15 actions throughout the United States by Innovatio IP Ventures LLC (“Innovatio”) against end user customers of the Company and other companies. Shortly after filing the declaratory judgment action, the Company filed a response supporting Cisco Systems, Inc.'s ("Cisco") and Motorola Solutions, Inc.'s ("Motorola") Motion to Transfer for Coordinated Pretrial Proceedings Pursuant to 28 U.S.C. § 1407 that was before the United

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

States Judicial Panel on Multidistrict Litigation (“JPML”). The pending motion to transfer would serve to consolidate all of the Innovatio lawsuits - including the Company's pending declaratory judgment action in Delaware-and transfer them to a single court for coordinated pretrial proceedings. On December 28, 2011, the JPML issued an order transferring the Innovatio actions throughout the United States, including the Company's declaratory judgment action, to the United States District Court for the Northern District of Illinois. Thus, the Company's declaratory judgment action and approximately 15 other similar cases will now proceed in the Northern District of Illinois in a consolidated fashion. The status conference originally scheduled for March 27, 2012 was postponed by the District Court until April 10, 2012. At the conference, the District Court discussed two primary issues (1) case phasing (i.e., which subset of defendants should proceed after Markman Hearing through the remaining proceedings) and (2) the defendants' proposal on damages contentions. The District Court stated that it tentatively felt that the case should proceed with one or more WiFi hardware suppliers after the Markman Hearing, but was going to reserve a final ruling on the issue. The District Court also ordered that the parties prepare a joint pretrial order reflecting the court's decisions and the schedule for the case. On July 10, 2012, Innovatio answered the Declaratory Judgment Complaint filed by the Company with various counterclaims, cross claims, and affirmative defenses. In its answer, Innovatio accused the Company of infringing six WiFi-related patents in addition to the 17 WiFi-related patents on which the Company brought its declaratory judgment action of non-infringement and invalidity. The Company filed its answer to Innovatio's various counterclaims, cross claims, and affirmative defenses on August 3, 2012. In addition, on October 1, 2012, Cisco, Motorola and the Company filed an amended complaint alleging racketeering, fraud, interference with contract, unfair business practices, and conspiracy, among other things, against Innovatio. Discovery in the case in ongoing with the following schedule in effect: 02/08/13 - Final Infringement, Unenforceability and Invalidity Contentions Due; 02/28/13 - Innovatio's Damages Contentions Due; 02/28/13- Final Noninfringement, Enforceability and Validity Contentions Due; 03/07/13 - Exchange of Proposed Claim Terms to be Construed along with Proposed Constructions; 03/14/13 - Initial Close of Fact Discovery; 03/21/13 - Defendants' Responsive Damages Contentions Due; 03/21/13 - Opening Claim Construction Brief by party opposing infringement and Joint Appendix and filing of Joint Appendix Due; 04/04/13 - Responsive Claim Construction Brief by party claiming infringement Due; 04/18/13 - Reply Claim Construction Brief by party opposing infringement Due; 04/25/13 - Joint Claim Construction Chart and Status Report Due; and 05/16/13 - Claim Construction Hearing. On February 4, 2013, the Court dismissed the offensive claims of Cisco, Motorola, and the Company that alleged Innovatio was engaging in racketeering, fraud, and unfair business practices by demanding licensing fees from hotels, cafes and other businesses but left intact claims against Innovatio that allege breach of contract with respect to Innovatio's RAND obligations. The trial date has not been set. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

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

Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on October 19, 2012, Harris and the Company signed a final settlement agreement settling the two patent cases that the parties brought against each other. The settlement agreement included the following principal points: 1) dismissal with prejudice of the lawsuits pending between the Company and Harris; 2) a one-time lump-sum payment by the Company to Harris; 3) assignment of certain patents, and related patents from Harris to the Company; 4) a covenant not to sue each other for ten years by both parties that applies to lawsuits based upon any of the parties' patents; and 5) a covenant not

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to sue by both parties for the life of the patents in suit between the parties that applies to the patents in suit and all related patents, including without limitation the foreign counterparts. Each party agreed to bear its own costs and attorneys' fees. This arrangement does not have a material impact on the Company's consolidated financial position, results of operations, or cash flows. The Company allocated a portion of the one-time lump-sum payment to the quarterly period ended September 30, 2012, and the majority of the one-time lump-sum payment was recorded in prepaids and other current assets in the fourth quarter of 2012.

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

USEI served its infringement contentions on the Company on October 10, 2010. The Company filed its transfer motion for a transfer to the Northern District of California and supporting declarations on November 16, 2012. On December 3, 2012, Defendants filed their joint invalidity contentions.

Because the Eastern District of Texas's preferred time for deciding motions to transfer is after the Markman Hearing, the defendants filed a motion to stay the litigation pending the result of the Eastern District of Texas's decisions on the motion to transfer on January 29, 2013. A mediation in this case is scheduled for May 15, 2013.

The Court has consolidated for discovery purposes USEI's cases against the aforementioned defendants and scheduled a consolidated Markman hearing for April 4, 2013 for the asserted patents. The Court also indicated that the court would consider any of Defendants' transfer motions as soon as possible. The trial date has been set for April 14, 2014.

It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

ReefEdge Networks, LLC v. NETGEAR, Inc.

On September 17, 2012, the Company was sued by ReefEdge Networks, LLC, a non-practicing entity. The Company received an extension from the plaintiff until November 8, 2012 to answer the complaint and answered the complaint on that date.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pragmatus Telecom, LLC v. NETGEAR, Inc.

On December 6, 2012, Pragmatus Telecom, LLC (“Pragmatus”), filed a lawsuit against the Company asserting that the Company's use of a system “to provide live chat service over the Internet” infringes U.S. Patent Nos. 6,311,231, 6,668,286, and 7,159,043 ("'231 patent", "'286 patent", and "'043 patent", respectively).

The '231 patent is entitled "Method and System for Coordinating Data and Voice Communications via Customer Contact,” the '286 patent is entitled "Method and System for Coordinating Data and Voice Communications via Customer Contact Channel Changing System Over IP," and the '043 patent is entitled "Method and System for Coordinating Data and Voice Communications via Contact Channel Changing System," The patents very generally allegedly relate to “live chat" services of companies, which can give customers the ability to exchange text messages with a virtual or real customer support person. It appears that most companies named in the various lawsuits by Pragmatus license the “live chat” technology and software from a third-party supplier. A few of these third-party suppliers have been named in some of the over 100 lawsuits filed by Pragmatus in California, Delaware, and the Eastern District of Texas, and two third-party suppliers of text-chat (LivePerson and LogMeIn) have filed declaratory judgment actions on the patents in suit in Delaware. There is a pending reexamination on one of the three asserted patents.

Pragmatus and the Company agreed to extend the deadline for the Company to answer or otherwise respond to Pragmatus's complaint until February 11, 2013. The Company answered the complaint on that day by denying Pragmatus's infringement allegations and requesting a declaratory judgment by the Court that the patents in suit are not infringed and invalid. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

Voice Integration Technologies, LLC v. NETGEAR, Inc.

On December 28, 2012, Voice Integration Technologies, LLC (“VIT”) sued the Company alleging direct, indirect, and willful infringement of U.S. Patent No. 7,127,048 (the "'048 Patent"), entitled "Systems and Methods for Integrating Analog Voice Service and Derived POTS Voice Service in a Digital Subscriber Line Environment." The '048 Accused Products include integrated access device ("IAD") products that allow users to place and receive both telephone and VoIP calls over the same telephone line, and VIT specifically named the Company's DG 834GV Integrated ADSL2+ Modem and Wireless Router with Voice in the complaint. The Company believes that a broad reading of the complaint would mean that the Company's ADSL modems having VOIP functionality are accused, which suggests relatively low exposure because these products have not been in the United States. It is too early, however, to reasonably estimate any financial impact to the Company because of this litigation matter.

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

Environmental Regulation

The European Union (“EU”) enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company's consolidated results of operations and financial position for the three and nine months ended September 30, 2012 and October 2, 2011. The WEEE Directive was recast on July 24, 2012, published on August 13, 2012, and will be implemented by all member states on February 14, 2014. The Company expects no material impact on its consolidated results of operations and financial positions due to this recasting. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company continues to monitor WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance. The Company believes

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

it has met the applicable requirements of current WEEE Legislation and similar legislation in other jurisdictions, to the extent implementation requirements have been published.

Additionally, the EU enacted the Restriction of Hazardous Substances Directive (“RoHS Legislation”), the REACH Regulation, Packaging Directive and the Battery Directive. EU RoHS Legislation, along with similar legislation in China, requires manufacturers to ensure certain substances, including polybrominated biphenyls (“PBD”), polybrominated diphenyl ethers (“PBDE”), mercury, cadmium, hexavalent chromium and lead (except for allowed exempted materials and applications), are below specified maximum concentration values in certain products put on the market after July 1, 2006. The RoHS Directive was recast on July 21, 2011 and went into force on January 3, 2013. The Company expects no material impact on its consolidated results of operations and financial positions due to this recasting. The REACH Regulation requires manufacturers to ensure the published list of substances of very high concern in certain products are below specified maximum concentration values. The Battery Directive controls use of certain types of battery technology in certain products and requires mandatory marking. The Company believes it has met the requirements of the RoHS Directive Legislation, the REACH Regulation and the Battery Directive Legislation.

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

Note 10. Stockholders’ Equity

Common Stock Repurchase Programs

In October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6,000,000 shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. The Company did not repurchase any shares under this authorization during the years ended December 31, 2012, 2011 and 2010.

The Company repurchased approximately 22,000 shares, or $850,000 of common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the year ended December 31, 2012. Similarly, during the years ended December 31, 2011 and December 31, 2010, the Company repurchased approximately 25,000 shares and 32,000 shares, respectively, or $926,000 and $736,000 of common stock, respectively, under the same program to help facilitate tax withholding for RSUs.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Cumulative Other Comprehensive Income, Net

The following table sets forth the components of cumulative other comprehensive income, net of related taxes, as of December 31, 2012 and December 31, 2011 (in thousands):

	As of
	December 31, 2012	December 31, 2011
Net unrealized (loss) gain on derivative instruments	$(24)	$6
Net unrealized gain on available-for-sale securities	28	17
Total cumulative other comprehensive income, net of taxes	$4	$23

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11. Employee Benefit Plans

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

2003 Stock Plan

In April 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2003 Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, directors and consultants. The Company has reserved 750,000 shares of Common Stock plus any shares which were reserved but not issued under the 2000 Plan as of the date of the approval of the 2003 Plan. The number of shares which were reserved but not issued under the 2000 Plan that were transferred to the Company’s 2003 Plan were 615,290, which when combined with the shares reserved for the Company’s 2003 Plan total 1,365,290 shares reserved under the Company’s 2003 Plan as of the date of transfer. Any options cancelled under either the 2000 Plan or the 2003 Plan are returned to the pool available for grant. As of December 31, 2012, 55,513 shares were reserved for future grants under the Company’s 2003 Plan.

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

2006 Long Term Incentive Plan

In April 2006, the Company adopted the 2006 Long Term Incentive Plan (the “2006 Plan”), which was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders on May 23, 2006. The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards and other stock awards, to eligible directors, employees and consultants of the Company. Upon the adoption of the 2006 Plan, the Company reserved 2,500,000 shares of common stock for issuance under the 2006 Plan. In June 2008, the Company adopted amendments to the 2006 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2006 plan by an additional 2,500,000 shares. In July 2010, the Company adopted amendments to the 2006 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2006 plan by an additional 1,500,000 shares. In June 2012, the Company adopted amendments to the 2006 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2006 plan by an additional 3,000,000 shares. In addition, RSUs granted under the 2006 Plan on or after June 6, 2012 are counted against shares authorized under the plan as 1.58 shares of common stock for each share subject to such award. As of December 31, 2012, 2,695,054 shares were reserved for future grants under the 2006 Plan.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is determined at the purchase date, the Company recognizes expense based on the 15% discount at purchase. For the years ended December 31, 2012, 2011, and 2010, ESPP compensation expense was $371,000, $354,000 and $236,000, respectively. As of December 31, 2012, 387,058 shares were reserved for future grants under the ESPP.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity

Stock options activity under the stock option plans during the year ended December 31, 2012 was as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
December 31, 2011	3,950	$27.03
Granted	1,332	34.01
Exercised	(548)	23.16
Cancelled and expired	(410)	30.98
December 31, 2012	4,324	$29.29	7.4	$43,887

As of December 31, 2012:
Vested and expected to vest	4,030	$29.06	7.3	$41,837
Exercisable Options	2,100	$25.94	6.0	$28,342

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2012, 2011, and 2010 was $8.1 million, $21.8 million and $16.9 million, respectively.

The total fair value of options vested during the years ended December 31, 2012, 2011, and 2010 was $11.1 million, $9.8 million and $9.1 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$0.00 - 10.00	1	1.56	$9.26	1	$9.26
10.01 - 20.00	489	5.22	13.45	466	13.42
20.01 - 30.00	1,262	6.04	24.82	935	25.31
30.01 - 40.00	2,463	8.46	34.26	680	35.01
40.01 - 50.00	109	9.09	40.01	18	40.01
Total	4,324	7.40	$29.29	2,100	$25.94

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSU Activity

RSU activity under during the year ended December 31, 2012 was as follows:

	Outstanding RSUs
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
December 31, 2011	177	27.86
RSUs granted	51	31.79
RSUs vested	(105)	28.77
RSUs cancelled	(11)	32.42
December 31, 2012	112	$28.36	1.08	$4,419

Total intrinsic value of RSUs vested during the years ended December 31, 2012, 2011 and 2010 was $3.7 million, $4.4 million and $3.1 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2012, 2011 and 2010 was $3.0 million, $2.6 million and $2.6 million, respectively.

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
The following table sets forth the weighted-average assumptions used to fair value option grants during the years ended December 31, 2012, 2011 and 2010 based on its historical experience:

	Year Ended December 31,
	2012	2011	2010
Expected life (in years)	4.4	4.4	4.4
Risk-free interest rate	0.64%	1.63%	1.74%
Expected volatility	52.09%	50.31%	49.87%
Dividend yield	—	—	—

The weighted average estimated fair value of options granted during the years ended December 31, 2012, 2011 and 2010 including shares granted under the ESPP and not including restricted stock units, were $13.99, $14.29 and $10.80, respectively.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the Employee Stock Purchase Plan included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$1,347	$999	$913
Research and development	2,787	2,476	2,271
Sales and marketing	4,751	5,136	4,710
General and administrative	5,487	5,151	4,307
Total	$14,372	$13,762	$12,201

The Company recognizes these compensation costs net of the estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

Total stock-based compensation cost capitalized in inventory was less than $250,000 in each of the years ended December 31, 2012, 2011 and 2010.

As of December 31, 2012, $24.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2012, $1.7 million of total unrecognized compensation cost related to non-vested RSUs is expected to be recognized over a weighted-average period of 0.8 years.

401(k) Plan

In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. In the first quarter of 2012, the Company began matching 50% of contributions for employees that remain active with the company through the end of the fiscal year, up to a maximum of $6,000 in employee contributions. During the year ended December 31, 2012, the Company recognized $689,000 in expenses related to the 401(k) match. No match was offered in 2010 and 2011 and thus no expenses were recorded related to matching employee contributions during those years.

Note 12. Segment Information, Operations by Geographic Area and Customer Concentration

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company operates in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, storage and digital media products to connect people with the Internet and their content and devices. The commercial business unit consists of business networking, storage and security solutions without the cost and complexity of Big IT. The service provider business unit consists of made-to-order and retail proven, whole home networking solutions sold to service providers for sale to their customers. Each business unit is managed by a Senior Vice President/General Manager. The Company believes this structure enables it to better focus its efforts on the Company's core customer segments and allows it to be more nimble and opportunistic as a company overall.

In the second quarter of 2012, the CEO began temporarily serving as interim General Manager of the commercial business unit due to the previous general manager's departure from the Company. The CEO will continue to serve as interim general manager until a replacement is established.

The results of the reportable segments are derived directly from the Company's management reporting system. The results are based on the Company's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, general

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and administrative costs, stock-based compensation expenses, amortization of intangibles, acquisition-related integration costs, restructuring costs, litigation reserves and interest and other income (expense), net. The Company does not evaluate operating segments using discrete asset information.

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Year Ended December 31,
	2012	2011	2010
Net revenues:
Retail	$504,797	$481,795	$435,484
Commercial	307,945	331,439	284,539
Service provider	459,179	367,784	182,029
Total net revenues	$1,271,921	$1,181,018	$902,052
Contribution income:
Retail	$86,808	$81,589	$71,862
Retail contribution margin	17.2%	16.9%	16.5%
Commercial	67,826	74,746	63,021
Commercial contribution margin	22.0%	22.6%	22.1%
Service Provider	40,794	32,797	14,026
Service Provider contribution margin	8.9%	8.9%	7.7%
Total segment contribution income	195,428	189,132	148,909
Corporate and unallocated costs	(47,766)	(43,301)	(39,244)
Amortization of intangible assets (1)	(4,763)	(4,658)	(5,293)
Stock-based compensation expense	(14,372)	(13,762)	(12,201)
Restructuring and other charges	(1,190)	(2,094)	88
Acquisition related compensation and expense	(833)	(40)	(686)
Impact to cost of sales from acquisition accounting adjustments to inventory	—	(609)	—
Litigation reserves, net	(390)	201	(211)
Interest income	498	477	426
Other income (expense), net	2,670	(1,136)	(564)
Income before income taxes	$129,282	$124,210	$91,224
________________________________

(1)	Amount excludes amortization expense related to patents within purchased intangible assets in costs of revenues.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Year Ended December 31,
	2012	2011	2010
United States	$660,998	$570,143	$454,179
Americas (excluding U.S.)	18,421	16,913	12,363
United Kingdom	184,404	165,522	100,357
EMEA (excluding U.K.)	273,320	312,191	239,892
APAC	134,778	116,249	95,261
Total net revenue	$1,271,921	$1,181,018	$902,052
Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	December 31, 2012	December 31, 2011
United States	$9,898	$9,901
Americas (excluding U.S.)	36	44
EMEA	1,173	331
China	6,763	4,909
APAC (excluding China)	1,155	699
	$19,025	$15,884

Significant customers as a percentage of net revenues are as follows:

	Year Ended December 31,
	2012	2011	2010
Best Buy Co., Inc. and Affiliates (Retailer)	9%	11%	15%
Ingram Micro, Inc. and Affiliates (Distributor)	9%	10%	11%
All others	82%	79%	74%
	100%	100%	100%

Note 13. Fair Value Measurements

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	As of December 31, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents-money-market funds	3,061	3,061	—	—
Available-for-sale securities-Treasuries (1)	225,062	225,062	—	—
Available-for-sale securities-Certificates of Deposit (1)	2,783	2,783	—	—
Foreign currency forward contracts (2)	1,144	—	1,144	—
Total assets measured at fair value	232,050	230,906	1,144	—

(1)	Included in short-term investments on the Company's consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company's consolidated balance sheet.

	As of December 31, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	(1,619)	—	(1,619)	—
Total liabilities measured at fair value	(1,619)	—	(1,619)	—

(3)	Included in other accrued liabilities on the Company's consolidated balance sheet.

	As of December 31, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents-money-market funds	$24,844	$24,844	$—	$—
Available-for-sale securities-Treasuries (1)	144,703	144,703	—	—
Available-for-sale securities-Certificates of Deposit (1)	94	94	—	—
Foreign currency forward contracts (2)	1,237	—	1,237	—
Total assets measured at fair value	$170,878	$169,641	$1,237	$—

(1)	Included in short-term investments on the Company's consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company's consolidated balance sheet.

	As of December 31, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(723)	$—	$(723)	$—
Total liabilities measured at fair value	$(723)	$—	$(723)	$—

(3)	Included in other accrued liabilities on the Company's consolidated balance sheet.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company's investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A+/A2 or higher. The Company's foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At December 31, 2012 and December 31, 2011, the adjustment for non-performance risk did not have a material impact on the fair value of the Company's foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 14. Subsequent Event

Acquisition of AirCard Division of Sierra Wireless, Inc.

On January 28, 2013, the Company entered into an agreement to acquire select assets and operations of the Sierra Wireless, Inc. (“Sierra Wireless”) AirCard business, including customer relationships, certain intellectual property, inventory and fixed assets for a total purchase consideration of $138 million in cash. The Company believes this acquisition will accelerate the mobile initiative of the service provider business unit to become a global leader in providing the latest in LTE data networking access devices. The transaction is subject to customary closing conditions, including the receipt of necessary regulatory clearances. Accordingly, the final purchase price is subject to adjustments to be made after closing.

QUARTERLY FINANCIAL DATA
(In thousands, except per share amounts)
(Unaudited)

The following table presents unaudited quarterly financial information for each of the Company’s last eight quarters. This information has been derived from the Company’s unaudited financial statements and has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to state fairly the quarterly results.

	December 31, 2012	September 30, 2012	July 1, 2012	April 1, 2012
Net revenue	$310,436	$315,210	$320,655	$325,620
Gross profit	$91,378	$97,688	$94,638	$99,849
Provision for income taxes	$12,325	$9,920	$9,933	$10,565
Net income	$16,079	$23,791	$21,522	$25,147
Net income per share—basic	$0.42	$0.62	$0.57	$0.67
Net income per share—diluted	$0.41	$0.61	$0.56	$0.65

	December 31, 2011	October 2, 2011	July 3, 2011	April 3, 2011
Net revenue	$309,155	$301,800	$291,240	$278,823
Gross profit	$94,973	$96,310	$90,377	$87,786
Provision for income taxes	$10,780	$6,178	$6,742	$9,142
Net income	$22,835	$26,747	$20,597	$21,189
Net income per share—basic	$0.61	$0.71	$0.56	$0.58
Net income per share—diluted	$0.60	$0.70	$0.54	$0.57

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework, issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2013 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors, executive officers, standing committees and procedures by which stockholders may recommend nominees to our Board of Directors, is incorporated by reference to the sections of our Proxy Statement under the headings “Information Concerning the Nominees and Incumbent Nominees,” “Board and Committee Meetings,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the information contained in the section captioned “Executive Officers of the Registrant” included under Part I of this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2012 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this Item is incorporated by reference to the information contained in the section captioned “Equity Compensation Plan Information” in our Proxy Statement.

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

(a) The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial Statement Schedule.

The following financial statement schedule of NETGEAR, Inc. for the fiscal years ended December 31, 2012, 2011 and 2010 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of NETGEAR, Inc.

Schedule II—Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2012	$1,335	$43	$(122)	$1,256
Year ended December 31, 2011	1,481	(21)	(125)	1,335
Year ended December 31, 2010	2,038	(202)	(355)	1,481

Allowance for sales returns and product warranty:
Year ended December 31, 2012	58,206	100,806	(95,322)	63,690
Year ended December 31, 2011	50,786	86,310	(78,890)	58,206
Year ended December 31, 2010	42,603	78,280	(70,097)	50,786

Allowance for price protection:
Year ended December 31, 2012	3,930	9,925	(12,072)	1,783
Year ended December 31, 2011	3,147	15,688	(14,905)	3,930
Year ended December 31, 2010	1,545	13,011	(11,409)	3,147

(3) Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 26th day of February 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK C.S. LO	Chairman of the Board and Chief Executive Officer	February 26, 2013
Patrick C.S. Lo	(Principal Executive Officer)

/S/ CHRISTINE M. GORJANC	Chief Financial Officer	February 26, 2013
Christine M. Gorjanc	(Principal Financial and Accounting Officer)

Director
Jocelyn Carter-Miller

/S/ RALPH E. FAISON	Director	February 26, 2013
Ralph E. Faison

/S/ A. TIMOTHY GODWIN	Director	February 26, 2013
A. Timothy Godwin

/S/ JEF GRAHAM	Director	February 26, 2013
Jef Graham

/S/ LINWOOD A. LACY, JR.	Director	February 26, 2013
Linwood A. Lacy, Jr.

/S/ GREGORY J. ROSSMANN	Director	February 26, 2013
Gregory J. Rossmann

/S/ BARBARA V. SCHERER	Director	February 26, 2013
Barbara V. Scherer

/S/ JULIE A. SHIMER	Director	February 26, 2013
Julie A. Shimer

INDEX TO EXHIBITS

Exhibit Number	Description
2.1**	Asset Purchase Agreement, dated as of September 22, 2008, by and among CP Secure International Holding Limited, the stockholders thereof and the registrant(1)
3.3	Amended and Restated Certificate of Incorporation of the registrant(2)
3.5	Amended and Restated Bylaws of the registrant(2)
4.1	Form of registrant's common stock certificate(2)
10.1	Form of Indemnification Agreement for directors and officers(2)
10.2#	2000 Stock Option Plan and forms of agreements thereunder(2)
10.3#	2003 Stock Plan and forms of agreements thereunder, as amended
10.4#	2003 Employee Stock Purchase Plan, as amended
10.5#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo(2)
10.8#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill(2)
10.9#	Employment Agreement, dated November 4, 2002, between the registrant and Michael F. Falcon(2)
10.10#	Employment Agreement, dated January 6, 2003, between the registrant and Charles T. Olson(2)
10.12#	Employment Agreement, dated November 16, 2005, between the registrant and Christine M. Gorjanc(3)
10.14*	Distributor Agreement, dated March 1, 1997, between the registrant and Tech Data Product Management, Inc.(2)
10.15*	Distributor Agreement, dated March 1, 1996, between the registrant and Ingram Micro Inc., as amended by Amendment dated October 1, 1996 and Amendment No. 2 dated July 15, 1998(2)
10.24*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL, Logistics Americas, Ltd.(2)
10.25*	Distribution Operation Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)(2)
10.26*	Distribution Operation Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited(2)
10.33#	2006 Long Term Incentive Plan and forms of agreements thereunder(4)
10.34
Agreement and Plan of Merger, dated as of July 26, 2006, by and among the registrant, SKJM Holdings Corporation, SkipJam Corp., Michael Spilo, Jonathan Daub, Francis Refol, Dennis Aldover and Zhicheng Qiu(5)

10.35
Asset Purchase Agreement, dated as of January 28, 2013, by and among the registrant, NETGEAR Holdings Limited, NETGEAR International Limited, NETGEAR Canada Limited, NETGEAR Australia PTY, LTD, Sierra Wireless, Inc., Sierra Wireless, Inc., Sierra Wireless America, Inc. and Sierra Wireless (Australia) PTY LTD

10.41**
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

(1)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Current Report on Form 8-K filed on September 23, 2008 with the Securities and Exchange Commission.
(2)
Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003.

(3)	Incorporated by reference to Exhibit 10.32 of the Registrant's Current Report on Form 8-K filed on November 22, 2005 with the Securities and Exchange Commission.
(4)	Incorporated by reference to the copy included in the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 21, 2006 with the Securities and Exchange Commission.
(5)	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on July 27, 2006 with the Securities and Exchange Commission.
(6)	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on May 3, 2007 with the Securities and Exchange Commission.
(7)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 27, 2007 with the Securities and Exchange Commission.
(8)	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2008 with the Securities and Exchange Commission.
(9)	Incorporated by reference to the copy included in the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 28, 2008 with the Securities and Exchange Commission.
(10)	Incorporated by reference to the copy included in the Registrant's Annual Report on Form 10-K filed on March 4, 2009 with the Securities and Exchange Commission.
(11)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 21, 2009 with the Securities and Exchange Commission.
(12)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 4, 2011 with the Securities and Exchange Commission.
(13)	Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.