Form 10-Q
period 2013-03-31
NETGEAR, INC
filed 2013-05-07
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013.

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

Large Accelerated filer	☑	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 38,524,049 as of April 30, 2013.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$279,098	$149,032
Short-term investments	143,314	227,845
Accounts receivable, net	237,896	256,014
Inventories	158,555	174,903
Deferred income taxes	24,052	22,691
Prepaid expenses and other current assets	34,773	33,724
Total current assets	877,688	864,209
Property and equipment, net	18,387	19,025
Intangibles, net	26,079	27,621
Goodwill	100,880	100,880
Other non-current assets	22,282	22,834
Total assets	$1,045,316	$1,034,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,410	$87,310
Accrued employee compensation	14,103	18,338
Other accrued liabilities	119,587	126,255
Deferred revenue	26,998	27,645
Income taxes payable	4,667	1,382
Total current liabilities	247,765	260,930
Non-current income taxes payable	13,187	13,735
Other non-current liabilities	6,987	5,293
Total liabilities	267,939	279,958
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	39	38
Additional paid-in capital	402,050	394,427
Cumulative other comprehensive income	139	4
Retained earnings	375,149	360,142
Total stockholders’ equity	777,377	754,611
Total liabilities and stockholders’ equity	$1,045,316	$1,034,569
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net revenue	$293,399	$325,620
Cost of revenue	205,662	225,771
Gross profit	87,737	99,849
Operating expenses:
Research and development	15,338	14,121
Sales and marketing	36,389	38,970
General and administrative	12,327	10,413
Restructuring and other charges	(30)	—
Litigation reserves, net	48	151
Total operating expenses	64,072	63,655
Income from operations	23,665	36,194
Interest income	149	119
Other income (expense), net	74	(601)
Income before income taxes	23,888	35,712
Provision for income taxes	8,545	10,565
Net income	$15,343	$25,147
Net income per share:
Basic	$0.40	$0.67
Diluted	$0.39	$0.65
Weighted average shares outstanding used to compute net income per share:
Basic	38,433	37,796
Diluted	39,050	38,576
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net income	$15,343	$25,147
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	151	(56)
Unrealized loss on available-for-sale securities	(26)	(34)
Other comprehensive income (loss), before tax	125	(90)
Tax benefit related to items of other comprehensive income	10	12
Other comprehensive income (loss), net of tax	135	(78)
Comprehensive income	$15,478	$25,069
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income	$15,343	$25,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,942	3,609
Purchase premium amortization on investments	373	718
Non-cash stock-based compensation	3,590	3,392
Income tax benefit associated with stock option exercises	354	937
Excess tax benefit from stock-based compensation	(354)	(910)
Deferred income taxes	(1,015)	(477)
Changes in assets and liabilities:
Accounts receivable	18,118	12,099
Inventories	16,348	29,410
Prepaid expenses and other assets	(671)	3,273
Accounts payable	(4,901)	(37,751)
Accrued employee compensation	(4,235)	(9,121)
Other accrued liabilities	(6,869)	(4,079)
Deferred revenue	1,317	(14,937)
Income taxes payable	2,737	1,482
Net cash provided by operating activities	45,077	12,792
Cash flows from investing activities:
Purchases of short-term investments	(20,022)	(108,517)
Proceeds from sales and maturities of short-term investments	104,154	32,400
Purchase of property and equipment	(2,761)	(1,462)
Payments made in connection with business acquisitions, net of cash acquired	—	(500)
Net cash provided by (used in) investing activities	81,371	(78,079)
Cash flows from financing activities:
Purchase and retirement of common stock	(336)	(596)
Proceeds from exercise of stock options	2,547	4,378
Proceeds from issuance of common stock under employee stock purchase plan	1,053	955
Excess tax benefit from stock-based compensation	354	910
Net cash provided by financing activities	3,618	5,647
Net increase (decrease) in cash and cash equivalents	130,066	(59,640)
Cash and cash equivalents, at beginning of period	149,032	208,898
Cash and cash equivalents, at end of period	$279,098	$149,258
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation
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
The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2012, has been derived from audited financial statements at such date. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations, comprehensive income and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.	Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s significant accounting policies have not materially changed during the three months ended March 31, 2013.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-11 ("ASU 2011-01") , "Balance Sheet," which requires the disclosure of the effect or potential effect of offsetting arrangements on a company's financial position as well as enhanced disclosure of the rights of setoff associated with a company's recognized assets and liabilities. In January 2013, the FASB ASU 2013-01, which provides clarification on the scope of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. Since the adoption of the authoritative guidance only required additional disclosures, it did not have an impact on the Company's financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02 "Comprehensive Income," which amends Topic 220 to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. Since the adoption of the authoritative guidance only required additional disclosures, it did not have an impact on the Company's financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-04, “Liabilities,” which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

is fixed at the reporting date, with the exception of obligations already addressed within existing US GAAP guidance. ASU 2013-04 is effective for reporting periods beginning after December 15, 2013. The Company will adopt this standard in the first quarter of 2014 and it does not expect the adoption to have a significant impact on its financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters," which provides the standards for parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. ASU 2013-05 is effective for reporting periods beginning after December 15, 2013. The Company will adopt this standard in the first quarter of 2014 and it does not expect the adoption to have a significant impact on its financial position, results of operations or cash flows.

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
In addition, $2.0 million of the consideration paid represents the fair value of acquired IPR&D projects. The IPR&D acquired is considered indefinite lived intangible assets until research and development efforts associated with the projects are completed or abandoned. The most significant of the acquired IPR&D projects relate to camera technology and applications. As of March 31, 2013, all the acquired IPR&D has been reclassified to definite intangibles and they are being amortized over an estimated useful life of four years.
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

Of the $3.0 million of goodwill recorded on the acquisition of Firetide, approximately $1.6 million and $3.0 million are deductible for U.S. federal and state income tax purposes, respectively. The goodwill recognized, which was assigned to the Company's commercial business unit, is primarily attributable to expected synergies of Firetide.
The Company designated the 4.2 million in acquired intangible assets as technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated savings attributable to the existing technology and discounted at 22.0%. The acquired existing technology is being amortized over its estimated useful life of five years.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Balance Sheet Components (in thousands)

Short-Term Investments

	As of
	March 31, 2013				December 31, 2012
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$140,508	$19	$—	$140,527	$225,016	$48	$(2)	$225,062
Certificates of Deposits	2,787	—	—	2,787	2,783	—	—	2,783
Total	$143,295	$19	$—	$143,314	$227,799	$48	$(2)	$227,845

All of the Company’s marketable securities are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the short-term investments have unrealized losses greater than 12 months.

Cost Method Investments

As of March 31, 2013 and December 31, 2012, the carrying value of the Company's cost method investments was $1.3 million. These investments are included in other non-current assets in the consolidated balance sheets and are carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. There were no impairments recognized in the three months ended March 31, 2013 and April 1, 2012. Realized gains and losses on these investments are reported in other income (expense), net in the consolidated statements of operations.

Accounts receivable, net

	As of
	March 31, 2013	December 31, 2012
Gross accounts receivable	$259,070	$276,084
Allowance for doubtful accounts	(1,256)	(1,256)
Allowance for sales returns	(17,532)	(17,031)
Allowance for price protection	(2,386)	(1,783)
Total allowances	(21,174)	(20,070)
Total accounts receivable, net	$237,896	$256,014

Inventories

	As of
	March 31, 2013	December 31, 2012
Raw materials	$7,295	$4,447
Finished goods	151,260	170,456
Total inventories	$158,555	$174,903

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

	As of
	March 31, 2013	December 31, 2012
Computer equipment	$7,422	$7,290
Furniture, fixtures and leasehold improvements	12,789	12,761
Software	22,233	21,521
Machinery and equipment	33,669	31,694
Construction in progress	232	385
Total property and equipment, gross	76,345	73,651
Accumulated depreciation and amortization	(57,958)	(54,626)
Total property and equipment, net	$18,387	$19,025

Depreciation expense was $3.4 million and $2.6 million for the three months ended March 31, 2013 and April 1, 2012, respectively.

Intangibles, net

The following tables present details of the Company’s purchased intangible assets:

	Gross	Accumulated Amortization	Net
March 31, 2013
Technology	$33,259	$(22,852)	$10,407
Customer contracts and relationships	16,000	(3,806)	12,194
Other	6,870	(3,392)	3,478
Finite-lived intangibles, net	$56,129	$(30,050)	$26,079

	Gross	Accumulated Amortization	Net
December 31, 2012
Technology	$32,259	$(22,065)	$10,194
Customer contracts and relationships	16,000	(3,301)	12,699
Other	6,870	(3,142)	3,728
Finite-lived intangibles, net	55,129	(28,508)	26,621
Indefinite-lived intangible assets	1,000	—	1,000
Total purchased intangible assets, net	$56,129	$(28,508)	$27,621

All of the IPR&D assets as of December 31, 2012 were acquired in connection with the Company's acquisition of AVAAK. IPR&D assets represent IPR&D projects that have not reached technical feasibility and are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets will not be amortized. When the asset reaches technical feasibility, the Company will determine the useful life of the asset, reclassify the asset out of IPR&D, and begin amortization. Development costs incurred after acquisition on acquired IPR&D projects are expensed as incurred. As of March 31, 2013, the remaining $1.0 million of the IPR&D at December 31, 2012 had reached technical feasibility and as a result, was reclassified from IPR&D to technology.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amortization of purchased intangible assets was $1.5 million and $1.0 million for the three months ended March 31, 2013 and April 1, 2012, respectively. No impairment charges were recorded in the three months ended March 31, 2013, and April 1, 2012.

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows:

Year Ending December 31	Amount
2013 (remaining nine months)	$4,363
2014	5,589
2015	4,972
2016	4,610
2017	3,025
Thereafter	3,520
Total expected amortization expense	$26,079

Goodwill

	As of
	March 31, 2013	December 31, 2012
Retail	$45,441	$45,441
Commercial	35,084	35,084
Service Provider	20,355	20,355
Total	$100,880	$100,880

There were no impairments to goodwill during the three months ended March 31, 2013 and April 1, 2012.

Other non-current assets

	As of
	March 31, 2013	December 31, 2012
Non-current deferred income taxes	$16,510	$16,856
Cost method investment	1,322	1,322
Other	4,450	4,656
Total other non-current assets	$22,282	$22,834

Other accrued liabilities

	As of
	March 31, 2013	December 31, 2012
Sales and marketing programs	$40,257	$43,652
Warranty obligation	45,876	46,659
Freight	4,601	4,457
Other	28,853	31,487
Total other accrued liabilities	$119,587	$126,255

5.	Product Warranties
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
Changes in the Company’s warranty liability, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Balance as of beginning of the period	$46,659	$44,846
Provision for warranty liability made during the period	16,375	12,956
Settlements made during the period	(17,158)	(15,773)
Balance at end of period	$45,876	$42,029

6.	Derivative Financial Instruments

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheet to which they were recorded as of March 31, 2013, and December 31, 2012, are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at March 31, 2013	Balance Sheet Location	Fair Value at December 31, 2012
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$967	Prepaid expenses and other current assets	$1,142
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	149	Prepaid expenses and other current assets	2
Total		$1,116		$1,144

Derivative Liabilities	Balance Sheet Location	Fair Value at March 31, 2013	Balance Sheet Location	Fair Value at December 31, 2012
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(449)	Other accrued liabilities	$(1,616)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	(54)	Other accrued liabilities	(3)
Total		$(503)		$(1,619)

For details of the Company’s fair value measurements, see Note 13, Fair Value of Financial Instruments.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis in the condensed consolidated balance sheets.

The following tables set forth the offsetting of derivative assets as of March 31, 2013 and December 31, 2012 (in thousands):

As of March 31, 2013				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$1,009	$—	$1,009	$(503)	$—	$506
Wells Fargo Bank	107	—	107	—	—	107
Total	$1,116	$—	$1,116	$(503)	$—	$613

As of December 31, 2012				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$1,107	$—	$1,107	$(1,107)	$—	$—
Wells Fargo Bank	37	—	37	(37)	—	—
Total	$1,144	$—	$1,144	$(1,144)	$—	$—

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative liabilities as of March 31, 2013 and December 31, 2012 (in thousands):

As of March 31, 2013				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$503	$—	$503	$(503)	$—	$—
Wells Fargo Bank	—	—	—	—	—	—
Total	$503	$—	$503	$(503)	$—	$—

As of December 31, 2012				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$1,401	$—	$1,401	$(1,107)	$—	$294
Wells Fargo Bank	218	—	218	(37)	—	181
Total	$1,619	$—	$1,619	$(1,144)	$—	$475

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended March 31, 2013, and April 1, 2012.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three months ended March 31, 2013, and April 1, 2012, are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended March 31, 2013
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$178	Net revenue	$75	Other income (expense), net	$(22)
Foreign currency forward contracts	—	Cost of revenue	(2)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(46)	Other income (expense), net	—
Total	$178		$27		$(22)

Derivatives Designated as Hedging Instruments	Three Months Ended April 1, 2012
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(106)	Net revenue	$2	Other income (expense), net	$(45)
Foreign currency forward contracts	—	Cost of revenue	(2)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(50)	Other income (expense), net	—
Total	$(106)		$(50)		$(45)

(a)	Refer to Note 10, Stockholders' Equity, which summarizes the cumulative other comprehensive income activity related to derivatives.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the three months ended March 31, 2013, and April 1, 2012.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities that may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about 13 non-designated derivatives per quarter. The average size of its non-designated hedges is about $2 million USD equivalent and these hedges range from one to five months in duration.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s derivatives not designated as hedging instruments in other income (expense), net in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2013 and April 1, 2012, are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended March 31, 2013	Three Months Ended April 1, 2012
Foreign currency forward contracts	Other income (expense), net	$268	$(744)

7.	Net Income Per Share
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
Net income per share for the three months ended March 31, 2013, and April 1, 2012, are as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2013	April 1, 2012
Net income	$15,343	$25,147
Weighted average shares outstanding:
Basic	38,433	37,796
Dilutive potential common shares	617	780
Total diluted	39,050	38,576

Basic net income per share	$0.40	$0.67
Diluted net income per share	$0.39	$0.65

Weighted average stock options and unvested restricted stock awards to purchase 2.4 million shares and 1.8 million shares of the Company’s stock for the three months ended March 31, 2013, and April 1, 2012, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

8.	Income Taxes

The income tax provision for the three months ended March 31, 2013 was $8.5 million or an effective tax rate of 35.8%. The income tax provision for the three months ended April 1, 2012 was $10.6 million or an effective tax rate of 29.6%. The decrease in income tax expense for the three months ended March 31, 2013 compared to the same period in the prior year was predominantly due to lower pre-tax earnings for the three months ended March 31, 2013. The increase in the effective tax rate for the three month period ended March 31, 2013, compared to the same period in the prior year was primarily caused by a loss incurred during the period ended March 31, 2013 in a jurisdiction where no tax benefit could be recorded. Because tax benefit could not be recorded, the forecasted earnings from this jurisdiction were excluded from the determination of the effective tax rate which results in an increase to the tax rate from foreign earnings. This increase is partially offset by recognition of the tax benefit for the 2012 U.S. federal research credit. On January 2, 2013 the American Taxpayer Relief Act of 2012 reinstated the research credit, retroactive to January 1, 2012. Accordingly, the entire benefit for the 2012 research credit of approximately $734,000 was recognized in the three months ended March 31, 2013.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $2.2 million excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At March 31, 2013, the Company had $153.2 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2013.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2013.

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

Litigation and Other Legal Matters

The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range as a component of legal expense. The Company monitors developments in these legal matters that could affect the estimate the Company had previously accrued. In relation to such matters, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position within the next 12 months, or the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses.

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

Ruckus served its infringement contentions on the Company on January 17, 2013, and the Company's invalidity contentions were served on March 4, 2013. On March 5, 2013, Ruckus and Rayspan filed a stipulation with proposed order dismissing Rayspan from the case, and, on March 6, 2013, the Court dismissed with prejudice Rayspan. On March 14, 2013, Ruckus filed its Second Amended Complaint, as ordered by the Court. Ruckus did not add any patents, but is attempting to add claims of breach of contract and misappropriation of trade secrets by the Company. The Company believes that Ruckus contravened the Court's order that there should not be a “substantial change” in the Second Amended Complaint by adding the breach of contract and misappropriation of trade secrets claims to the lawsuit. Consequently, the Company filed a Motion to Strike the newly added claims.

In addition in the patent prong of the litigation, the parties have exchanged claim terms that they believe the Court needs to construe. Discovery is ongoing.

On November 19, 2010, the Company filed suit against Ruckus in the U.S. District Court, District of Delaware for infringement of four of the Company's patents. The Company alleges that Ruckus's manufacture, use, sale or offers for sale within the United States or importation into the United States of products, including wireless communication products, infringe United States Patent Nos. 5,812,531, 6,621,454, 7,263,143, and 5,507,035, all owned by the Company. The Company granted Ruckus an extension to file its answer to the Company's suit, and on January 11, 2011, Ruckus filed a motion to dismiss the Company's suit based on insufficient pleadings. The Company filed its response to Ruckus's motion on January 31, 2011. In addition, on May 6, 2011, Ruckus filed a motion to transfer venue to the Northern District of California. The Court denied Ruckus' motion to transfer the case to the Northern District of California and granted the Company leave to file an amended complaint rather than address the Ruckus motion to dismiss based on insufficient pleadings. The Company filed the proposed amended complaint. Nevertheless, Ruckus filed a second motion to dismiss based on insufficient pleadings by the Company. On March 28, 2012, the Delaware District Court in a memorandum opinion and order denied Ruckus's second motion to dismiss. A scheduling conference occurred April 18, 2012, and the Company submitted its initial disclosures in the case on May 15, 2012. On May 31, 2012, Ruckus filed its third motion to dismiss, asserting that the Company cannot sustain its indirect infringement and willfulness allegations without pleading pre-suit knowledge of the patents. The Company responded to Ruckus's motion to dismiss on June 18, 2012. The Court released the schedule for the case on June 8, 2012 with Claim Construction and Summary Judgment Hearings scheduled for August 9, 2013 and a ten day jury trial scheduled for October 21, 2013. On July 13, 2012, the Company added to its complaint against Ruckus an allegation of infringement of patent number 6,512,480 (“System and method for narrow beam antenna diversity in an RF data transmission system”) by Ruckus's ZoneFlex and MediaFlex products. The Company and Ruckus participated in a court-ordered mediation on September 13, 2012 in Delaware, and the parties did not come to an agreement to settle the litigation pending between the parties. Fact discovery closed on December 14, 2012. Expert discovery was completed in March, 2013, and all expert reports have been served, including the Company's expert report on infringement on all five patents-in-suit that was served on January 15, 2013. Claim construction briefing was completed by the parties on April 30, 2013.

It is too early to reasonably estimate the financial impact to the Company as a result of the Ruckus litigation matters.

Northpeak Wireless, LLC v. NETGEAR

In October 2008, a lawsuit was filed against the Company and 30 other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court, Northern District of Alabama. Northpeak alleges that the Company's 802.11b compatible products infringe certain claims of U.S. Patent Nos. 4,977,577 ("the '577 Patent") and 5,987,058 ("the '058 Patent"). The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court, Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the USPTO on the asserted patents. The reexaminations of the patents are proceeding. In March 2011, the USPTO confirmed the validity of the asserted claims of the '577 Patent over certain prior art references. In April 2011, the USPTO issued a final office action rejecting both asserted claims of the '058 Patent as being obvious in light of the prior art. In March of 2013, the Board of Patent Appeals and Interferences of the USPTO affirmed the rejection of both asserted claims of the '058 Patent. The case remains stayed by stipulation, and no trial date has been set. The Company does not expect there to be a material financial impact to the Company because of this litigation matter.

Ericsson v. NETGEAR

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson (collectively “Ericsson”) filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516; 6,330,435; 6,424,625; 6,519,223; 6,772,215; 5,987,019; 6,466,568; and 5,771,468 ("the '468 Patent"). Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants' IEEE 802.11-compliant products. In addition, Ericsson alleged that the Company infringed the claimed methods and apparatuses of the '468 Patent through the Company's PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On March 1, 2011, the defendants filed a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On March 21, 2011, Ericsson filed its opposition to the motion, and on April 1, 2011, defendants filed their reply to Ericsson's opposition to the motion to transfer. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on Jun 9, 2011, the Court set a Markman hearing for June 28, 2012 and trial for June 3, 2013. On June 14, 2011, Ericsson submitted its infringement contentions against the Company. On September 29, 2011, the Court denied the defendants motion to transfer venue to the Northern District of California. In advance of the Markman hearing, the parties on March 9, 2012 exchanged proposed constructions of claim terms and on April 9, 2012 filed the Joint Claim Construction Statement with the District Court. On May 8, 2012, Ericsson submitted its opening Markman brief and on June 1, 2012 the defendants submitted their responsive Markman brief. Ericsson's Reply Markman brief was submitted June 15, 2012, and on June 28, 2012 the Markman hearing was held in the Eastern District of Texas. On June 21, 2012, Ericsson dismissed the '468 Patent (“Multi-purpose base station”) with prejudice and gave the Company a covenant not to sue as to products in the marketplace now or in the past. On June 22, 2012, Intel filed its Complaint in Intervention, meaning that Intel is now an official defendant in the Ericsson case. The parties recently completed fact discovery and are exchanging expert reports. During the exchange of the expert reports, Ericsson dropped the '516 patent (the OFDM “pulse shaping” patent). In addition, Ericsson dropped the '223 Patent (packet discard patent) against all the defendants' products, except for those products that use Intel chips. Thus, Ericsson has now dropped the '468 Patent (wireless base station), the '516 Patent (OFDM pulse shaping), and the '223 Patent (packet discard patent) for all non-Intel products. The five remaining patents are all only asserted against 802.11-compliant products.

At a Court ordered mediation in Dallas on January 15, 2013, the parties did not come to an agreement to settle the litigation. On March 8, 2013, the parties received the Markman (claim construction) Order in response to the claim construction briefing and claim construction hearing. In addition, expert reports of the parties have been filed. The Court has set a hearing date for the permitted summary judgment and Daubert motions of May 9, 2013. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

Fujitsu v. NETGEAR

On September 3, 2010, Fujitsu filed a complaint against the Company, Belkin International, Inc., Belkin, Inc., D−Link Corporation, D−Link Systems, Inc., ZyXEL Communications Corporation, and ZyXEL Communications, Inc. in the U.S. District Court, Northern District of California alleging that certain of the Company's products infringe upon Fujitsu's U.S. patent Re. 36,769 patent ("the '769 Patent") through various cards and interface devices within the Company's products. The Company answered the complaint denying the allegations of infringement and claiming that the asserted patent is invalid. In addition, the Company filed a motion to disqualify counsel for Fujitsu. The Company's disqualification motion was argued before the Court on December 16, 2010, and on December 22, 2010, the Court granted the Company's motion and disqualified counsel for Fujitsu. In response, Fujitsu requested a stipulation from all parties to reset the case management conference and scheduled hearing dates for the motions to dismiss. The initial case management conference was held on March 18, 2011. A claim construction hearing was held on October 14, 2011. On February 3, 2012, the Court issued its claim construction order based on the claim construction hearing. On March 3, 2012, the Fujitsu patent emerged from the latest ex-parte reexamination in the USPTO that was initiated by Belkin, Inc. The USPTO examiner rejected five of the “wired” claims in the patent, but found that the majority of claims of the patent were valid. Expert discovery opened May 4, 2012 with the exchange of initial expert reports. Rebuttal expert reports were exchanged on May 25, 2012, and expert discovery closed on June 8, 2012. A further case management conference was held on May 9, 2012 where the Court ordered that by June 12, 2012 Fujitsu must file a status report narrowing its asserted claims to no more than 10 claims, and narrowing the accused products accordingly, and Fujitsu filed the status report on the due date. By July 3, 2012, the Court ordered the Defendants to file a status report reducing its number of prior art references and obviousness combinations, and Defendants filed the status report on the due date. The Court also limited Fujitsu to one motion for summary judgment and allowed Defendants to jointly file two summary judgment motions. The Court further implemented the following dates: last day to file disposition motions of July 26, 2012; hearing on dispositive motions on September 6, 2012; final pretrial conference on November 1, 2012; and jury trial beginning November 26, 2012. The Court ordered the length of the trial to be 10 days. The Court also set a further case management conference for September 6, 2012, immediately following the hearing on any dispositive motions filed. The parties submitted their summary judgment motions on July 26, 2012. Fujitsu submitted a summary judgment motion arguing that the defendants infringe the '769 Patent. The defendants submitted two summary judgment motions. The first argued that any infringement by the defendants was not willful, and the second argued that the '769 Patent is invalid.

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

After a 10-day trial in November and December of 2012,the eight-member jury sided with the remaining defendants - NETGEAR, Belkin, and D-Link - and found Fujitsu's claims under the '769 patent for a "card type input/output interface device" to be invalid. The jury also found the defendants had not caused infringement by selling routers and access points that were compatible with wireless interface cards. The parties then entered into a final settlement agreement ending the case on March 7, 2013. There was no material financial impact to the Company because of this settlement agreement.

NETGEAR v. Innovatio IP Ventures LLC.

On November 16, 2011, the Company filed a declaratory judgment action in the District of Delaware for non-infringement and invalidity of 17 WiFi-related patents brought in the approximately 15 actions throughout the United States by Innovatio IP Ventures LLC (“Innovatio”) against end user customers of the Company and other companies. Shortly after filing the declaratory judgment action, the Company filed a response supporting Cisco Systems, Inc.'s ("Cisco") and Motorola Solutions, Inc.'s ("Motorola") Motion to Transfer for Coordinated Pretrial Proceedings Pursuant to 28 U.S.C. § 1407 that was before the United States Judicial Panel on Multidistrict Litigation (“JPML”). The pending motion to transfer would serve to consolidate all of the Innovatio lawsuits - including the Company's pending declaratory judgment action in Delaware-and transfer them to a single court for coordinated pretrial proceedings. On December 28, 2011, the JPML issued an order transferring the Innovatio actions throughout the United States, including the Company's declaratory judgment action, to the United States District Court for the Northern District of Illinois. Thus, the Company's declaratory judgment action and approximately 15 other similar cases will now proceed in the Northern District of Illinois in a consolidated fashion. The status conference originally scheduled for March 27, 2012 was postponed by the District Court until April 10, 2012. At the conference, the District Court discussed two primary issues (1) case phasing (i.e., which subset of defendants should proceed after Markman Hearing through the remaining proceedings) and (2) the defendants' proposal on damages contentions. The District Court stated that it tentatively felt that the case should proceed with one or more WiFi hardware suppliers after the Markman Hearing, but was going to reserve a final ruling on the issue. The District Court also ordered that the parties prepare a joint pretrial order reflecting the court's decisions and the schedule for the case. On July 10, 2012, Innovatio answered the Declaratory Judgment Complaint filed by the Company with various counterclaims, cross claims, and affirmative defenses. In its answer, Innovatio accused the Company of infringing six WiFi-related patents in addition to the 17 WiFi-related patents on which the Company brought its declaratory judgment action of non-infringement and invalidity. The Company filed its answer to Innovatio's various counterclaims, cross claims, and affirmative defenses on August 3, 2012. In addition, on October 1, 2012, Cisco, Motorola and the Company filed an amended complaint alleging racketeering, fraud, interference with contract, unfair business practices, and conspiracy, among other things, against Innovatio. On February 4, 2013, the Court dismissed the offensive claims of Cisco, Motorola, and the Company that alleged Innovatio was engaging in racketeering, fraud, and unfair business practices by demanding licensing fees from hotels, cafes and other businesses but left intact claims against Innovatio that allege breach of contract with respect to Innovatio's RAND obligations. Discovery in the case is ongoing, and the parties have already exchanged their Final Infringement, Unenforceability and Invalidity Contentions and Damages contentions. The Court has indicated, and the parties have agreed, that the Court is going to implement a special damages-focused proceeding prior to proceeding to the liability phase of the case. In this damages-focused proceeding, the Court will have a bench trial on certain licensing and damages issues. This damages-focused proceeding should culminate with a bench trial in August, 2013, but the final schedule has not been determined. Also, the liability trial date has not been set. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

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

USEI served its infringement contentions on the Company on October 10, 2012. The Company filed its transfer motion for a transfer to the Northern District of California and supporting declarations on November 16, 2012. On December 3, 2012, Defendants filed their joint invalidity contentions.

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

On March 27, 2013, the Court issued a Memorandum Opinion and Order granting the Company's motion to transfer to the United States District Court for the Northern District of California, effective on April 16, 2013. In response, on April, 12, 2013, USEI filed a motion for clarification and/or reconsideration of the venue order. Specifically, USEI seeks to delay the transfer until the Markman order in the Eastern District of Texas case becomes final under the guise that it is more efficient to allow the Texas court to construe the terms. The Company opposed USEI's motion. The mediation in this case that was scheduled for May 15, 2013 has been cancelled.

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

The complaint specifically accuses the Company's ProSafe wireless controller of infringing these three patents. On August 15, 2012, ReefEdge filed complaints in Delaware against Aruba Networks Inc., Cisco Systems Inc., Meru Networks Inc., and Ruckus Wireless Inc. alleging infringement of the same three patents. In the second tranche of lawsuits, ReefEdge sued--in addition to the Company-Brocade Communications Systems, Inc., Extreme Networks Inc., ADTRAN, Inc., Alcatel-Lucent Inc., D-Link Systems, Inc., Enterasys Networks, Inc., Motorola Solutions Inc., CDW Corporation, Avaya Inc., and ZyXEL Communications Corporation. The Company has hired defense counsel and is evaluating ReefEdge's allegations. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

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

Pragmatus and the Company agreed to extend the deadline for the Company to answer or otherwise respond to Pragmatus's complaint until February 11, 2013. The Company answered the complaint on that day by denying Pragmatus's infringement allegations and requesting a declaratory judgment by the Court that the patents in suit are not infringed and invalid. On February 20, 2013, the Company filed a motion to stay the case, and, on March 6, 2013, Pragmatus filed its opposition to the Company's motion to stay the case. The Company filed its reply on March 13, 2013. The Court has not yet ruled on the Company's motion. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

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

The Company was served with the complaint on February 6, 2013, and on February 25, 2013 received an extension to answer the complaint until April 12, 2013. In parallel, the Company reached out to VIT requesting that the case against the Company be voluntarily dismissed by VIT since the Company has sold no products in the U.S. that could in good faith be argued to infringe the '048 Patent. Accordingly, VIT agreed to dismiss its suit without prejudice, and, on March 13, 2013, VIT filed with the Court its Notice of Voluntary Dismissal as to the Company. There was no financial impact to the Company because of this litigation matter.

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

Environmental Regulation

The European Union (“EU”) enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company's consolidated results of operations and financial position for the three months ended March 31, 2013 and April 1, 2012, The WEEE Directive was recast on July 24, 2012, published on August 13, 2012, and will be implemented by all member states on February 14, 2014. The Company expects no material impact on its consolidated results of operations and financial positions due to this recasting. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company continues to monitor WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance. The Company believes it has met the applicable requirements of current WEEE Legislation and similar legislation in other jurisdictions, to the extent implementation requirements has been published.

Additionally, the EU enacted the Restriction of Hazardous Substances Directive (“RoHS Legislation”), the REACH Regulation, Packaging Directive and the Battery Directive. EU RoHS Legislation, along with similar legislation in China, requires manufacturers to ensure certain substances, including polybrominated biphenyls (“PBD”), polybrominated diphenyl ethers (“PBDE”), mercury, cadmium, hexavalent chromium and lead (except for allowed exempted materials and applications), are below specified maximum concentration values in certain products put on the market after July 1, 2006. The RoHS Directive was recast on July 21, 2011 and went into force on January 3, 2013. The Company expects no material impact on its consolidated results of operations and financial positions due to this recasting. The REACH Regulation requires manufacturers to ensure the published lists of substances of very high concern in certain products are below specified maximum concentration values. The Battery Directive controls use of certain types of battery technology in certain products and requires mandatory marking. The Company believes it has met the requirements of the RoHS Directive Legislation, the REACH Regulation and the Battery Directive Legislation.

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

Common Stock Repurchase Program

On October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6,000,000 shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. The Company did not repurchase any shares under this authorization during the three months ended March 31, 2013.
The Company repurchased approximately 8,000 shares, or $0.3 million of common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended March 31, 2013.
These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
Cumulative Other Comprehensive Income, Net

The following table sets forth the components of cumulative other comprehensive income, net of related taxes, as of March 31, 2013 and December 31, 2012 (in thousands):

	As of
	March 31, 2013	December 31, 2012
Net unrealized gain (loss) on derivative instruments	$127	$(24)
Net unrealized gain on available-for-sale securities	12	28
Total cumulative other comprehensive income, net of taxes	$139	$4

11.	Employee Benefit Plans
The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, and 2003 Stock Plan under which awards may be granted to all employees. Award vesting periods for these plans are generally four years. As of March 31, 2013, a total of 2,670,789 shares were reserved for future grants under these plans.
Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As of March 31, 2013, a total of 350,274 shares were reserved for future grants under the ESPP.
Option Activity
Stock options activity during the three months ended March 31, 2013, was as follows:

	Options Outstanding
	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
December 31, 2012	4,324	$29.29
Granted	138	36.80
Exercised	(108)	23.64
Cancelled and expired	(59)	33.54
March 31, 2013	4,295	$29.62

RSU Activity

RSU activity during the three months ended March 31, 2013, was as follows:

	RSUs Outstanding
	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)	(in dollars)
December 31, 2012	112	$28.36
RSUs granted	1	36.80
RSUs vested	(20)	11.41
RSUs cancelled	(1)	38.16
March 31, 2013	92	$32.11

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
The following table sets forth the weighted-average assumptions used to fair value option grants during the three months ended March 31, 2013 and April 1, 2012 based on its historical experience.

	Three Months Ended
	March 31, 2013	April 1, 2012
Expected life (in years)	4.4	4.3
Risk-free interest rate	0.74%	0.65%
Expected volatility	50.3%	52.5%
Dividend yield	—	—

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Cost of revenue	$189	$270
Research and development	672	611
Sales and marketing	1,230	1,194
General and administrative	1,499	1,317
Total stock-based compensation	$3,590	$3,392

As of March 31, 2013, $22.8 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.59 years. Additionally, $1.1 million of total unrecognized compensation cost related to non-vested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 1.06 years.

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

In the second quarter of 2012, the CEO began temporarily serving as interim General Manager of the commercial business unit due to the previous general manager's departure from the Company. As of March 31, 2013, the CEO continues to serve as interim general manager until a replacement is established.

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

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Three Months Ended
	March 31, 2013	April 1, 2012
Net revenues:
Retail	$126,322	$128,977
Commercial	70,851	74,632
Service provider	96,226	122,011
Total net revenues	$293,399	$325,620
Contribution income:
Retail	$18,618	$26,272
Retail contribution margin	14.7%	20.4%
Commercial	13,811	12,845
Commercial contribution margin	19.5%	17.2%
Service Provider	9,491	12,930
Service Provider contribution margin	9.9%	10.6%
Total segment contribution income	41,920	52,047
Corporate and unallocated costs	(12,466)	(11,363)
Amortization of intangible assets (1)	(1,471)	(947)
Stock-based compensation expense	(3,590)	(3,392)
Restructuring and other charges	30	—
Acquisition related expense	(710)	—
Litigation reserves, net	(48)	(151)
Interest income	149	119
Other income (expense), net	74	(601)
Income before income taxes	$23,888	$35,712
________________________________

(1)	Amount excludes amortization expense related to patents within purchased intangible assets in costs of revenues.

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

	Three Months Ended
	March 31, 2013	April 1, 2012
United States	$153,713	$164,745
Americas (excluding U.S.)	2,963	3,610
United Kingdom	40,858	49,394
EMEA (excluding U.K.)	66,267	75,687
APAC	29,598	32,184
Total net revenue	$293,399	$325,620

Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	March 31, 2013	December 31, 2012
United States	$8,876	$9,898
Americas (excluding U.S.)	34	36
EMEA	1,072	1,173
China	7,173	6,763
APAC (excluding China)	1,232	1,155
	$18,387	$19,025

Significant customers as a percentage of net revenues are as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
Virgin Media Limited and Affiliates (Service Provider)	9%	11%
All others	91%	89%
	100%	100%

13.	Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

	As of March 31, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$86,569	$86,569	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	140,527	140,527	—	—
Available-for-sale securities—Certificates of Deposit (1)	2,787	2,787	—	—
Foreign currency forward contracts (2)	1,116	—	1,116	—
Total assets measured at fair value	$230,999	$229,883	$1,116	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of March 31, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(503)	$—	$(503)	$—
Total liabilities measured at fair value	$(503)	$—	$(503)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	As of December 31, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$3,061	$3,061	$—	$—
Available-for-sale securities—Treasuries (1)	225,062	225,062	—	—
Available-for-sale securities-Certificates of Deposit (1)	2,783	2,783	—	—
Foreign currency forward contracts (2)	1,144	—	1,144	—
Total assets measured at fair value	$232,050	$230,906	$1,144	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(1,619)	$—	$(1,619)	$—
Total liabilities measured at fair value	$(1,619)	$—	$(1,619)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.
The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A+/A2 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At March 31, 2013 and December 31, 2012, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

14.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.7 million for three months ended March 31, 2013, and $3.2 million for the three months ended April 1, 2012.

15.	Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in its Consolidated Statements of Operations.

During the three months ended March 31, 2013, the Company recorded a restructuring adjustment to decrease the previously recorded severance liability related to the consolidation of product groups within the commercial business unit by $54,000. The Company expects to payout the remaining severance by the end of fiscal 2013. In addition, the Company incurred $24,000 in transition service costs in connection with the pending acquisition of the AirCard division of Sierra Wireless ("AirCard"). Refer to Note 16, Subsequent Events for additional information regarding the AirCard acquisition. There were no restructuring and other charges in the three months ended April 1, 2012.

The following tables provide a summary of accrued restructuring and other charges activity:

	Accrued Restructuring and Other Charges at December 31, 2012	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at March 31, 2013
	(In thousands)
Restructuring	$999	$—	$(692)	$(54)	$253
Acquisition transition costs	—	24	—	—	24
Restructuring and other charges	$999	$24	$(692)	$(54)	$277

Note 16. Subsequent Event

Acquisition of AirCard Division of Sierra Wireless, Inc.

On April 2, 2013, the Company completed the acquisition of select assets and operations of the Sierra Wireless, Inc. AirCard business ("AirCard"), including several customer relationships, a world-class LTE engineering team, certain intellectual property, inventory and fixed assets. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting. The Company paid cash consideration of approximately $141 million on April 2, 2013, subject to further adjustments for inventory. The Company believes this acquisition will accelerate the mobile initiative of the service provider business unit to become a global leader in providing the latest in LTE data networking access devices. The initial accounting for the acquisition is incomplete as of the time of this filing, therefore the results of AirCard operations and unaudited pro forma results of operations for the acquisition will be included in the financial results of the quarter ending June 30, 2013.

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

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Apple Stores, Best Buy, Costco, Fry’s Electronics, K-mart, MicroSoft Stores, Radio Shack, Sears, Staples, Target, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), Dick Smith (Australia), JB HiFi (Australia), Elkjop (Norway) and Lenovo (China). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers, including Ingram Micro and Best Buy. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future.

During the first quarter of 2013, we experienced a 9.9% decrease in net revenue compared to the first quarter of 2012. This decrease was seen across all three geographic regions and reporting segments. On a geographic basis, the decrease was led by the Americas, largely attributable to a decrease in service provider sales. On a segment basis, the decrease was largely attributable to decreased sales of our broadband gateways and home wireless products to both retail and service provider customers and a decrease in network storage product sales to our commercial customers. The decrease in network storage product sales was driven by our inability to ship the backlog on our new line of ReadyNAS products. The new ReadyNAS product transition occurred late in the quarter and we experienced difficulty securing components, coupled with last minute bug fixes, which led to unanticipated delays. Operating expenses remained relatively flat year-over-year, as increased research and development expense was offset by a decrease in variable compensation expense.

Our service provider business has grown substantially over the years and it is difficult to ascertain a seasonal pattern given that the business is less predictable than our other core businesses. The commercial business, consumer, and broadband service provider markets are intensely competitive and subject to rapid technological change. We believe that the principal competitive factors in the retail, commercial, and service provider markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and enhancing our current products while continuing to expand our channels and maintaining customer satisfaction worldwide.

On April 2, 2013, we completed the acquisition of select assets and operations of the Sierra Wireless, Inc. AirCard business ("AirCard"), including several customer relationships, a world-class LTE engineering team, certain intellectual property, inventory and fixed assets. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting. We paid cash consideration of approximately $141 million on April 2, 2013, subject to further adjustments for inventory. We believe this acquisition will accelerate the mobile initiative of the service provider business unit to become a global leader in providing the latest in LTE data networking access devices. The results of AirCard operations and unaudited pro forma results of operations for the acquisition will be included in the financial results of the quarter ending June 30, 2013.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations and the percentage change for the three months ended March 31, 2013, with the comparable reporting periods in the preceding year.

	Three Months Ended
	March 31, 2013	% Change	April 1, 2012
	(In thousands, except percentage data)
Net revenue	$293,399	(9.9)%	$325,620
Cost of revenue	205,662	(8.9)%	225,771
Gross profit	87,737	(12.1)%	99,849
Operating expenses:
Research and development	15,338	8.6%	14,121
Sales and marketing	36,389	(6.6)%	38,970
General and administrative	12,327	18.4%	10,413
Restructuring and other charges	(30)	**	—
Litigation reserves, net	48	(68.2)%	151
Total operating expenses	64,072	0.7%	63,655
Income from operations	23,665	(34.6)%	36,194
Interest income	149	25.2%	119
Other income (expense), net	74	112.3%	(601)
Income before income taxes	23,888	(33.1)%	35,712
Provision for income taxes	8,545	(19.1)%	10,565
Net income	$15,343	(39.0)%	$25,147
 ** Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	March 31, 2013	April 1, 2012
Net revenue	100%	100%
Cost of revenue	70.1%	69.3%
Gross margin	29.9%	30.7%
Operating expenses:
Research and development	5.2%	4.3%
Sales and marketing	12.4%	12.1%
General and administrative	4.2%	3.2%
Restructuring and other charges	0.0%	—%
Litigation reserves, net	0.0%	0.0%
Total operating expenses	21.8%	19.6%
Income from operations	8.1%	11.1%
Interest income	0.0%	0.1%
Other income (expense), net	0.0%	(0.2)%
Income before income taxes	8.1%	11.0%
Provision for income taxes	2.9%	3.3%
Net income	5.2%	7.7%

Three Months Ended March 31, 2013 Compared to Three Months Ended April 1, 2012

Net Revenue

Our net revenue consists of gross product shipments, less allowance for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

Net revenue decreased $32.2 million, or 9.9%, to $293.4 million for the three months ended March 31, 2013, from $325.6 million for the three months ended April 1, 2012, primarily due to decreased sales of broadband gateways and home wireless products to our service provider customers. From a geographic perspective, this decrease was primarily driven by a decrease in EMEA and Americas revenue. For further discussion of net revenue by geographic region see the section entitled "Net Revenue by Geographic Region." For further discussion of net revenue by segment see the section entitled “Segment Information.”

Net Revenue by Geographic Region

	Three Months Ended
	March 31, 2013	% Change	April 1, 2012
	(In thousands, except percentage data)
Americas	$156,676	(6.9)%	$168,355
Percentage of net revenue	53.4%		51.7%
EMEA	$107,125	(14.4)%	$125,081
Percentage of net revenue	36.5%		38.4%
APAC	$29,598	(8.0)%	$32,184
Percentage of net revenue	10.1%		9.9%
Total net revenue	$293,399	(9.9)%	$325,620

The decrease in Americas net revenue was primarily driven by a decrease in sales of our broadband gateways and home wireless products, partially offset by an increase in sales of our home security monitoring and automation products and switches. The decrease in EMEA and APAC net revenue was primarily driven by a decrease in sales of our broadband gateways, home wireless products, and network storage products. The decrease in network storage product sales was driven by our inability to ship the backlog on our new line of ReadyNAS products. The new ReadyNAS product transition occurred late in the quarter and we experienced difficulty securing components, coupled with some last minute bug fixes, which led to unanticipated delays.

Americas continues to represent the largest percentage of our net revenues, and APAC increased as a percentage of revenue. EMEA decreased as a percentage of revenues as we continued to see macroeconomic weakness in the European market.

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

	Three Months Ended
	March 31, 2013	% Change	April 1, 2012
	(In thousands, except percentage data)
Cost of revenue	$205,662	(8.9)%	$225,771
Gross margin percentage	29.9%		30.7%

Cost of revenue decreased $20.1 million, or 8.9%, to $205.7 million for the three months ended March 31, 2013, from $225.8 million for the three months ended April 1, 2012. This decrease was commensurate with the decrease in net revenue. Our gross margin decreased to 29.9% for the three months ended March 31, 2013, from 30.7% for the three months ended April 1, 2012. The decrease was primarily due to additional warranty-related expenses incurred in the quarter, and an unfavorable mix of products shipped.

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

	Three Months Ended
	March 31, 2013	% Change	April 1, 2012
	(In thousands, except percentage data)
Research and development expense	$15,338	8.6%	$14,121
Percentage of net revenue	5.2%		4.3%

Research and development expenses increased $1.2 million, or 8.6%, to $15.3 million for the three months ended March 31, 2013, from $14.1 million for the three months ended April 1, 2012. The increase was primarily attributable to facility-related expenses of $0.7 million and project and outside professional services costs of $0.5 million. Personnel-related expenses were relatively flat, as increases in headcount driven expenses were offset by a benefit of $1.0 million due to a decrease in variable compensation. Headcount grew by 21 employees to 253 employees at March 31, 2013 compared to 232 employees at April 1, 2012. The increase in research and development expenses was primarily related to our increased investment in research and development projects for software development, and acquisition-related research and development.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended
	March 31, 2013	% Change	April 1, 2012
	(In thousands, except percentage data)
Sales and marketing expense	$36,389	(6.6)%	$38,970
Percentage of net revenue	12.4%		12.1%

Sales and marketing expense decreased $2.6 million, or 6.6%, to $36.4 million for the three months ended March 31, 2013, from $39.0 million for the three months ended April 1, 2012. The decrease was primarily attributable to decreases of $1.9 million in personnel-related expenses primarily as a result of decreased sales compensation and variable compensation costs, $0.5 million in freight expense, and $0.4 million in outside professional service costs. This decrease was partially offset by an increase in marketing programs expense of $0.3 million. Sales and marketing headcount increased by 1 employee to 365 employees at March 31, 2013 compared to 364 employees at April 1, 2012.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Three Months Ended
	March 31, 2013	% Change	April 1, 2012
	(In thousands, except percentage data)
General and administrative expense	$12,327	18.4%	$10,413
Percentage of net revenue	4.2%		3.2%

General and administrative expenses increased $1.9 million, or 18.4%, to $12.3 million for the three months ended March 31, 2013, from $10.4 million for the three months ended April 1, 2012. The increase was primarily due to increases of $2.1 million in acquisition and litigation related expenses and $0.8 million in personnel-related expenses. These increases were partially offset by a decrease in variable compensation of $0.9 million. General and administrative headcount increased by 15 employees to 132 employees at March 31, 2013 compared to 117 employees at April 1, 2012.

Restructuring and Other Charges

We recorded a benefit of $30,000 in restructuring and other charges during the three months ended March 31, 2013. The benefit related to a decrease in the previously recorded liability by $54,000, partially offset by transaction service costs of $24,000 incurred in connection with the pending acquisition of the AirCard division of Sierra Wireless ("AirCard"). For a further discussion of our restructuring expenses, please see Note 15, Restructuring and Other Charges, of the Notes to Unaudited Condensed Consolidated Financial Statements. There were no restructuring and other charges in the three months ended April 1, 2012.

Litigation Reserve, net

We recorded a litigation reserve charge of $48,000 during the three months ended March 31, 2013 as compared to a reserve charge of $151,000 in the three months ended April 1, 2012 for estimated costs related to the settlement of various lawsuits filed against us. For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net, for the periods indicated:

	Three Months Ended
	March 31, 2013	% Change	April 1, 2012
	(In thousands, except percentage data)
Interest income	$149	25.2%	$119
Other income (expense), net	74	112.3%	(601)
Total interest income and other income (expense), net	$223	146.3%	$(482)

Interest income increased $30,000 to $149,000 for the three months ended March 31, 2013 from $119,000 for the three months ended April 1, 2012. The increase in interest income was primarily attributable to the increase in our cash balance and interest rates during the three months ended March 31, 2013, as compared to the three months ended April 1, 2012.

Other income (expense), net, increased $0.7 million, to income of $0.1 million for the three months ended March 31, 2013, as compared to expense of $0.6 million for the three months ended April 1, 2012. The increase was primarily attributable to foreign currency gains. In addition, our foreign currency hedging program reduced volatility associated with hedged currency exchange rate movements during the three months ended March 31, 2013. For details of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The income tax provision for the three months ended March 31, 2013 was $8.5 million or an effective tax rate of 35.8%, compared to the tax provision for the three months ended April 1, 2012 of $10.6 million or an effective tax rate of 29.6%. The decrease in income tax expense for the three months ended March 31, 2013 compared to the same period in the prior year was predominantly due to lower pre-tax earnings for the three months ended March 31, 2013. The increase in the effective tax rate for the three month period ended March 31, 2013, compared to the same period in the prior year was primarily caused by a loss incurred during the period ended March 31, 2013 in a jurisdiction where no tax benefit could be recorded. Because tax benefit could not be recorded, the forecasted earnings from this jurisdiction were excluded from the determination of the effective tax rate which results in an increase to the tax rate from foreign earnings. This increase is partially offset by recognition of the tax benefit for the 2012 U.S. federal research credit. On January 2, 2013 the American Taxpayer Relief Act of 2012 reinstated the research credit, retroactive to January 1, 2012. Accordingly, the entire benefit for the 2012 research credit of approximately $734,000 was recognized in the three months ended March 31, 2013.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various US and foreign jurisdictions.

Net Income

Net income decreased $9.8 million, or 39.0%, to $15.3 million for the three months ended March 31, 2013, from $25.1 million for the three months ended April 1, 2012. This decrease was primarily due to the 34.6% decrease in operating income, which was attributable to the decrease in net revenue.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 12, Segment Information, Operations by Geographic Area and Significant Customers, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended March 31, 2013 with the comparable reporting periods in the preceding year.

Retail

	Three Months Ended
	March 31, 2013	% Change	April 1, 2012
	( in thousands, except percentage data)
Net revenue	$126,322	(2.1)%	$128,977
Percentage of net revenue	43.1%		39.6%
Contribution income	18,618	(29.1)%	26,272
Contribution margin	14.7%		20.4%

Net revenue decreased $2.7 million, or 2.1%, to $126.3 million for the three months ended March 31, 2013, from $129.0 million for the three months ended April 1, 2012. The decrease was primarily due to decreased sales of our home wireless products and broadband gateways. Contribution income decreased $7.7 million, or 29.1%, to $18.6 million for the three months ended March 31, 2013, from $26.3 million for the three months ended April 1, 2012. The decrease was primarily due to increased cost of revenues attributable to warranty costs and an increase in research and development costs.
Commercial

	Three Months Ended
	March 31, 2013	% Change	April 1, 2012
	(in thousands, except percentage data)
Net revenue	$70,851	(5.1)%	$74,632
Percentage of net revenue	24.1%		22.9%
Contribution income	13,811	7.5%	12,845
Contribution margin	19.5%		17.2%

Net revenue decreased $3.7 million, or 5.1%, to $70.9 million for the three months ended March 31, 2013, from $74.6 million for the three months ended April 1, 2012. The decrease was primarily driven by decreased sales of our network storage products and unmanaged switches. The decrease in network storage product sales was driven by our inability to ship the backlog on our new line of ReadyNAS products. The new ReadyNAS product transition occurred late in the quarter and we experienced difficulty securing components, coupled with some last minute bug fixes, which led to unanticipated delays. Contribution income increased $1.0 million, or 7.5%, to $13.8 million for the three months ended March 31, 2013, from $12.8 million for the three months ended April 1, 2012. This increase was primarily attributable to lower inventory provision costs and decreases in sales and marketing and research and development costs.
Service Provider

	Three Months Ended
	March 31, 2013	% Change	April 1, 2012
	( in thousands, except percentage data)
Net revenue	$96,226	(21.1)%	$122,011
Percentage of net revenue	32.8%		37.5%
Contribution income	9,491	(26.6)%	12,930
Contribution margin	9.9%		10.6%

Net revenue in the service provider business unit decreased $25.8 million, or 21.1%, to $96.2 million for the three months ended March 31, 2013, from $122.0 million for the three months ended April 1, 2012. The decrease was primarily attributable to decreased sales of our broadband gateways and home wireless products. Contribution income decreased $3.4 million, or 26.6%, to $9.5 million for the three months ended March 31, 2013, from $12.9 million for the three months ended April 1, 2012, primarily due to the decrease in revenue and increased research and development costs.

Liquidity and Capital Resources
Our cash and cash equivalents balance increased from $149.0 million as of December 31, 2012 to $279.1 million as of March 31, 2013. Our short-term investments, which represent the investment of funds available for current operations, decreased from $227.8 million as of December 31, 2012 to $143.3 million as of March 31, 2013 resulting from the sale of treasuries. Operating activities during the three months ended March 31, 2013 provided cash of $45.1 million, compared to $12.8 million provided in the three months ended April 1, 2012. Investing activities during the three months ended March 31, 2013 provided cash of $81.4 million, primarily from sale and maturity of short-term investments. During the three months ended March 31, 2013, financing activities provided cash of $3.6 million, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.
Our days sales outstanding ("DSO") decreased from 76 days as of December 31, 2012 to 73 days as of March 31, 2013. DSO as of December 31, 2012 was higher due to seasonal payment terms extended to larger retail customers; as of March 31, 2013 we have returned to a more normal range of DSO.
Our accounts payable decreased from $87.3 million at December 31, 2012 to $82.4 million at March 31, 2013. The decrease was primarily attributable to timing of payments and a decrease in inventory purchased during the quarter.
Inventory decreased by $16.3 million from $174.9 million at December 31, 2012 to $158.6 million at March 31, 2013. In the three months ended March 31, 2013 we experienced annualized ending inventory turns of approximately 5.2, increased from approximately 5.0 in the three months ended December 31, 2012.
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
In October 2008, the Board of Directors authorized management to repurchase up to 6,000,000 shares of our common stock in the open market. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity is at the discretion of management and contingent on a number of factors, including levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. We did not repurchase any shares under this authorization during the three months ended March 31, 2013 and April 1, 2012. As of March 31, 2013, we were authorized to repurchase up to 4.8 million shares under the share repurchase plan.

In the three months ended March 31, 2013, we repurchased approximately 8,000 shares, or $0.3 million of our common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. Similarly, during the three months ended April 1, 2012, we repurchased approximately 16,000 shares, or $0.6 million of our common stock, under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

On April 2, 2013, we completed the acquisition of select assets and operations of the Sierra Wireless, Inc. AirCard business ("AirCard"), including several customer relationships, a world-class LTE engineering team, certain intellectual property, inventory and fixed assets. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting. We paid cash consideration of approximately $141 million on April 2, 2013, using cash from operations and cash proceeds from the sale of investments.

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

Contractual Obligations
There have been no material changes during the three months ended March 31, 2013 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At March 31, 2013, we had approximately $153.2 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.
As of March 31, 2013, we had $14.3 million of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $2.2 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.
Off-Balance Sheet Arrangements
As of March 31, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. Our critical accounting policies have not materially changed during the three months ended March 31, 2013.

Recent Accounting Announcement

See Note 2, Summary of Significant Accounting Policies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Report on Form 10-Q, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which are hereby incorporated by reference.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2013, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Investing in our common stock involves a high degree of risk. The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. Any of the following risks could materially adversely affect our business operations, results of operations and financial condition and could result in a significant decline in our stock price. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section. This section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, Cisco Systems, the Linksys line of products under Belkin, QNAP Systems, Seagate Technology, SonicWALL, Synology, TRENDnet, WatchGuard and Western Digital. Our principal competitors in the home market for networking devices and television connectivity products include Amped Wireless, Apple, AsusTEK, Belkin, D-Link, the Linksys line of products under Belkin, Roku, TP-Link and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Compal Broadband, Comtrend, D-Link, Hitron, Huawei, Motorola, NetComm Wireless, Novatel Wireless, Pace, Sagem, Scientific Atlanta-a Cisco company, SMC Networks, TechniColor, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Devolo, LEA, AVM and the Hercules brand of Guillemot Corporation in Europe, Corega and Melco in Japan and TP-Link in China. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODM's, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world. In addition, as we expand our product portfolio to include home monitoring cameras and services, we also face competition from incumbents and specialty providers in this space, including Axis Communications, Belkin, D-Link, the Linksys line of products under Belkin, Logitech, Dropcam, and Sercomm.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors in the service provider and retail spaces price their products significantly below our product costs in order to gain market share. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution which we may not have. These companies could devote more capital resources to develop, manufacture and market competing products than we could. Our competitors may also acquire other companies in the market and leverage combined resources to gain market share. For example, in March 2013, Belkin completed its acquisition of the Linksys division from Cisco. Belkin and Linksys are two of our significant competitors. The combined company may have synergies which increase opportunities for Belkin to gain market share, especially in North America. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.
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

In addition, we have acquired companies and technologies in the past and as a result, have introduced new product lines in new markets. We may not be able to successfully manage integration of the new product lines with our existing products. Selling new product lines in new markets will require our management to learn different strategies in order to be successful. We may be unsuccessful in launching a newly acquired product line in new markets which requires management of new suppliers, potential new customers and new business models. Our management may not have the experience of selling in these new markets and we may not be able to grow our business as planned. For example, our recent acquisition of the VueZone product line continues to require significant management effort to successfully scale and launch the products worldwide. Similarly, in April 2013, we completed the acquisition of the AirCard product line from Sierra Wireless. If we are unable to effectively and successfully integrate these new product lines, we may not be able to increase or maintain our sales and our gross margins may be adversely affected.

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

We provide our third-party manufacturers with a rolling forecast of demand, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as wireless local area network chipsets, switching fabric chips, physical layer transceivers, connector jacks and metal and plastic enclosures. If our forecasts are not timely provided or are less than our actual requirements, our third-party manufacturers may be unable to manufacture products in a timely manner. For example, in the first quarter of 2013, our third party manufacturers were not able to manufacture sufficient quantities of our new line of ReadyNAS products in order to meet demand, adversely affecting our profitability for the quarter. If our forecasts are too high, our third-party manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our third-party manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur.

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

*If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory, or lose sales from having too few products.

If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our wholesale distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. We generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. For example, in the first quarter of 2013, while transitioning from our existing ReadyNAS product line to our new line of ReadyNAS products, we were not able to execute on the launch of the new product. This led to our inability to have sufficient quantities of the existing line of ReadyNAS products as we had ramped down supply anticipating the transition, which adversely affected our profitability for the quarter.

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

From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. For example, we recently closed three acquisitions. First, in June 2012 we acquired select assets of a small engineering operation in India to enhance our wireless product offerings in our commercial business unit. Additionally in July 2012, we closed the acquisition of privately held AVAAK, Inc., creators of the VueZone® home video monitoring system. Finally, in April 2013, we closed the acquisition of the AirCard business of Sierra Wireless, Inc. The AirCard acquisition represents our largest acquisition, both in terms of consideration and headcount. Acquisitions involve numerous risks and challenges, including but not limited to the following:

•	integrating the companies, assets, systems, products, sales channels and personnel that we acquire;

•	higher than anticipated acquisition and integration costs and expenses;

•	reliance on third parties to provide transition services for a period of time after closing to ensure an orderly transition of the business;

•	growing or maintaining revenues to justify the purchase price and the increased expenses associated with acquisitions;

•	entering into territories or markets that we have limited or no prior experience with;

•	establishing or maintaining business relationships with customers, vendors and suppliers who may be new to us;

•	overcoming the employee, customer, vendor and supplier turnover that may occur as a result of the acquisition;

•	disruption of, and demands on, our ongoing business as a result of integration activities including diversion of management's time and attention from running the day to day operations of our business;

•	inability to implement uniform standards, disclosure controls and procedures, internal controls over financial reporting and other procedures and policies in a timely manner;

•	inability to realize the anticipated benefits of or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire; and

•	potential post-closing disputes.

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

We cannot ensure that we will be successful in selecting, executing and integrating acquisitions. Particularly with the acquisition of the AirCard business of Sierra Wireless, our management will be singularly focused on executing a successful integration given the size and significance of that acquisition. Failure to manage and successfully integrate acquisitions, especially the AirCard business of Sierra Wireless, could materially harm our business and operating results. In addition, if stock market analysts or our stockholders do not support or believe in the value of the acquisitions that we choose to undertake, our stock price may decline.

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

We sell a substantial portion of our products through broadband service providers worldwide. Our service provider business unit accounted for a significant portion of our growth in 2011 and throughout 2012. Our service provider business is increasingly becoming a larger proportion of our business, especially after the recent closing of the acquisition of the Sierra Wireless AirCard business. The service provider business is challenging and exceptionally competitive. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. We have, in exceptional limited circumstances, shipped products prior to agreement on a definitive contract. We do not record revenue from these shipments until a definitive contract exists. There is risk that we do not ultimately close and sign a definitive contract. It this occurs, the timing of revenue recognition is uncertain and our business would be harmed. In addition, we often commence building custom-made products prior to execution of a contract in order to meet the customer's contemplated launch dates and requirements. Service provider products are generally custom-made for a specific customer and may not be salable to other customers or in other channels. If we have pre-built custom-made products but do not come to agreement on a definitive contract, we may be forced to scrap the custom-made products or re-work them at substantial cost and our business would be harmed.

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

*We rely on a limited number of retailers, wholesale distributors and service provider customers for a substantial portion of our sales, and our net revenue could decline if they refuse to pay our requested prices or reduce their level of purchases or if there is significant consolidation in our customer base which results in less customers to sell our products.

We sell a substantial portion of our products through retailers, including Best Buy Co., Inc. and its affiliates, wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation, and service providers, including Virgin Media Limited and AT&T. We expect that a significant portion of our net revenue will continue to come from sales to a small number of customers for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of customers fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these customers. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our customers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major customers reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed.

Additionally, if there is consolidation among our customer base, certain customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products with those of our competitors and cancellations of orders, each of which would harm our operating results. Consolidation among our service provider customers worldwide may also make it more difficult to grow our service provider business, given the fierce competition for the already limited number of service providers worldwide and the long sales cycles to close deals. For example, Liberty Global, a service provider with operations worldwide, announced in February 2013 that it is entering into an agreement to acquire Virgin Media Limited, one of our significant customers. Because we have not conducted business with Liberty Global in the past, Virgin Media may be directed by Liberty Global to develop relationships and business with other Liberty Global vendors, many of which are our competitors. Similarly, Sprint Nextel Corp., the parent company of one of our significant customers for AirCard products, has recently been the subject of various acquisition overtures. If consolidation among our customer base becomes more prevalent, our operating results may be harmed.

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

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors. A competitor with more extensive product lines and stronger brand identity may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. Our traditional retail customers have faced increased and significant competition from online retailers. If we cannot effectively manage our business amongst our online customers and traditional retail customers, our business would be harmed. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer's Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. We also sell products to broadband service providers. Competition for selling to broadband service providers is fierce and intense. Penetrating service provider accounts typically involves a long sales cycle and the challenge of displacing incumbent suppliers with established relationships and field-deployed products. During the third quarter of 2012, the aggregate number of resellers of our products decreased from approximately 42,000 to approximately 40,000; we believe this was caused by the difficult worldwide economic environment, and especially the difficulties experienced in Europe. If we are unable to maintain and expand our sales channels, our growth would be limited and our business would be harmed.

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

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third party manufacturers, including original design manufacturers (“ODMs”) and original equipment manufacturers (“OEMs”), as well as contract manufacturers. In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors. Due to weak economic conditions, the viability of some of these third-party manufacturers may be at risk. Our ODM's are increasingly refusing to work with us on certain projects, such as projects for manufacturing products for our service provider customers. Because our service provider customers command significant resources, including for software support, and demand extremely competitive pricing, our ODMs are starting to refuse to engage on service provider terms. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. For example, as a result of both our April 2013 acquisition of the AirCard business from Sierra Wireless, Inc. and our July 2012 acquisition of AVAAK, Inc., we have commenced doing business with two new contract manufacturers. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third party manufacturer which would take significant effort and our business may be harmed. In addition, as we contemplate moving manufacturing into different jurisdictions, we will be subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

Specifically, substantially all of our manufacturing occurs in the Asia Pacific region and any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our third party manufacturers to manufacture our products. In addition, our third party manufacturers in China have continued to increase our costs of production, particularly in the past couple of years. These increased costs have affected our margins and ability to lower prices for our products to stay competitive. Recent labor unrest in China may also affect our third party manufacturers as workers may strike and cause production delays. If our third party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly harmed.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 9, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

*Our business depends on our continued ability to license necessary third-party technology, which we may not be able to do on commercially reasonable terms, if at all.

We license technology from third parties for the development of our products. We have licensed from third parties software, patents and other intellectual property for use in our products and from time to time we may elect or be required to license additional intellectual property. There can be no assurance that we will be able to maintain our third-party licenses or that these licenses or the technologies that are the subject of these licenses will not be the subject of dispute or litigation, or that additional third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to maintain or obtain third-party licenses required for our products or to develop new products and product enhancements could require us to seek to obtain substitute technology of lower quality or performance standards, if such exists, or at greater cost, which could seriously harm our competitive position, revenue and prospects.
*The marketability of our AirCard products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.
The success of the AirCard product line depends, in part, on the capacity, affordability, reliability and prevalence of wireless data networks provided by wireless telecommunications operators and on which our AirCard products operate. Currently, various wireless telecommunications operators, either individually or jointly with us, sell our products in connection with the sale of their wireless data services to their customers. Growth in demand for wireless data access may be limited if, for example, wireless telecommunications operators cease or materially curtail operations, fail to offer services that customers consider valuable at acceptable prices, fail to maintain sufficient capacity to meet demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively.

In addition, the future growth of our AirCard product line depends on the successful deployment of next generation wireless data networks provided by third parties, including those networks for which we are currently developing products. If these next generation networks are not deployed or widely accepted, or if deployment is delayed, there will be no market for the AirCard products we are developing to operate on these networks. If any of these events occurs, or if for any other reason the demand for wireless data access fails to grow, sales of our products will decline or remain stagnant and our business could be harmed.

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

*We are expanding our operations and infrastructure, which may strain our operations and increase our operating expenses.

We are expanding our operations and pursuing market opportunities both domestically and internationally in order to grow our sales. As a result of the acquisition of the AirCard business of Sierra Wireless, we have added two new locations with over eighty personnel housed at each site, one in Carlsbad, California, and one in Richmond, British Columbia. We expect that this expansion will require enhancements to our existing management information systems, and operational and financial controls. In addition, if we continue to grow, our expenditures will likely be significantly higher than our historical costs. We may not be able to install adequate controls in an efficient and timely manner as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management, operational and financial resources. In addition, if we grow internationally, we will have to expand and enhance our communications infrastructure. In the second fiscal quarter of 2011, we reorganized our business into three business units: retail, commercial, and service provider. Our reorganization into three business units may cause significant distraction to our management and employees. For example, channel and pricing conflicts may arise in certain territories as each of our business units may engage in selling activities which may benefit that business unit at the expense of another business unit. In addition, disclosures of previously non-public information in connection with our reorganization may also provide our competitors with strategic data which may put us at a competitive disadvantage and harm our business. These new disclosures about our performance may also cause our stock price to decline. As part of this expansion and reorganization, we have also commenced utilizing an alternative customer support model for certain of our end user technical support services. This alternative model permits a customer support agent to attempt to sell additional services and/or products to an end user who calls for technical support. If we are unable to successfully manage this alternative model, our end user customers may become frustrated with the customer experience and cease purchasing our products, and our business would be harmed. If we fail to continue to improve our management information systems, procedures and financial controls or encounter unexpected difficulties during expansion and reorganization, our business could be harmed.

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

International sales comprise a significant amount of our overall net revenue. International sales were 48% of overall net revenue in the three months ended March 31, 2013 and 49% in the three months ended April 1, 2012. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2013 - January 27, 2013	8,452	$39.82	—	4,831,220
January 28, 2013 - February 24, 2013	—	—	—	4,831,220
February 25, 2013 - March 31, 2013	—	—	—	4,831,220
Total	8,452	$39.82	—

1.
On October 21, 2008, the Board of Directors authorized the repurchase of up to 6,000,000 shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. The Company did not repurchase any shares under this authorization during the three months ended March 31, 2013, and April 1, 2012.

2.
We repurchased approximately 8,000 shares, or $0.3 million of common stock to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended March 31, 2013. Similarly, during the three months ended April 1, 2012, we repurchased approximately 16,000 shares, or $0.6 million of common stock, respectively, to help facilitate tax withholding for RSUs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description
3.3
Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

3.5
Amended and Restated Bylaws of the registrant (Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

4.1
Form of registrant's common stock certificate(Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

10.1+
Asset Purchase Agreement, dated as of January 28, 2013, by and among the registrant, NETGEAR Holdings Limited, NETGEAR International Limited, NETGEAR Canada Limited, NETGEAR Australia PTY, LTD, Sierra Wireless, Inc., Sierra Wireless, Inc., Sierra Wireless America, Inc. and Sierra Wireless (Australia) PTY LTD

10.11	Employment Agreement, dated January 25, 2012 between the registrant and Michael P. Clegg
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Incorporated by reference to the copy (Exhibit 10.35) included in the Registrant's Annual Report on Form 10-K filed on February 26, 2013 with the Securities and Exchange Commission.
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

Date: May 7, 2013

Exhibit Index

Exhibit Number	Description
3.3
Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

3.5
Amended and Restated Bylaws of the registrant (Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

4.1
Form of registrant's common stock certificate(Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

10.1+
Asset Purchase Agreement, dated as of January 28, 2013, by and among the registrant, NETGEAR Holdings Limited, NETGEAR International Limited, NETGEAR Canada Limited, NETGEAR Australia PTY, LTD, Sierra Wireless, Inc., Sierra Wireless, Inc., Sierra Wireless America, Inc. and Sierra Wireless (Australia) PTY LTD

10.11	Employment Agreement, dated January 25, 2012 between the registrant and Michael P. Clegg
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Incorporated by reference to the copy (Exhibit 10.35) included in the Registrant's Annual Report on Form 10-K filed on February 26, 2013 with the Securities and Exchange Commission.
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