Form 10-Q
period 2013-06-30
NETGEAR, INC
filed 2013-08-06
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2013.
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

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 38,668,382 as of July 30, 2013.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$146,934	$149,032
Short-term investments	141,169	227,845
Accounts receivable, net	288,483	256,014
Inventories	185,383	174,903
Deferred income taxes	25,228	22,691
Prepaid expenses and other current assets	41,708	33,724
Total current assets	828,905	864,209
Property and equipment, net	26,397	19,025
Intangibles, net	95,149	27,621
Goodwill	155,405	100,880
Other non-current assets	22,884	22,834
Total assets	$1,128,740	$1,034,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,535	$87,310
Accrued employee compensation	16,275	18,338
Other accrued liabilities	134,884	126,255
Deferred revenue	31,838	27,645
Income taxes payable	—	1,382
Total current liabilities	312,532	260,930
Non-current income taxes payable	12,972	13,735
Other non-current liabilities	6,657	5,293
Total liabilities	332,161	279,958
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	39	38
Additional paid-in capital	407,505	394,427
Cumulative other comprehensive income	48	4
Retained earnings	388,987	360,142
Total stockholders’ equity	796,579	754,611
Total liabilities and stockholders’ equity	$1,128,740	$1,034,569
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net revenue	$357,719	$320,655	$651,118	$646,275
Cost of revenue	254,289	226,017	459,951	451,788
Gross profit	103,430	94,638	191,167	194,487
Operating expenses:
Research and development	23,981	14,757	39,319	28,878
Sales and marketing	40,406	37,677	76,795	76,647
General and administrative	12,319	11,219	24,646	21,632
Restructuring and other charges	1,587	—	1,557	—
Litigation reserves, net	3,555	—	3,603	151
Total operating expenses	81,848	63,653	145,920	127,308
Income from operations	21,582	30,985	45,247	67,179
Interest income	95	116	244	235
Other income (expense), net	(548)	354	(474)	(247)
Income before income taxes	21,129	31,455	45,017	67,167
Provision for income taxes	7,144	9,933	15,689	20,498
Net income	$13,985	$21,522	$29,328	$46,669
Net income per share:
Basic	$0.36	$0.57	$0.76	$1.23
Diluted	$0.36	$0.56	$0.75	$1.21
Weighted average shares outstanding used to compute net income per share:
Basic	38,539	37,978	38,493	37,886
Diluted	39,074	38,595	39,077	38,612
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income	$13,985	$21,522	$29,328	$46,669
Other comprehensive (loss) income, before tax:
Unrealized (loss) gain on derivative instruments	(82)	172	69	116
Unrealized loss on available-for-sale securities	(15)	(1)	(41)	(35)
Other comprehensive (loss) income, before tax	(97)	171	28	81
Tax benefit related to items of other comprehensive income	6	—	16	12
Other comprehensive (loss) income, net of tax	(91)	171	44	93
Comprehensive income	$13,894	$21,693	$29,372	$46,762
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net income	$29,328	$46,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,329	7,493
Purchase premium amortization on investments	621	1,468
Non-cash stock-based compensation	7,981	6,787
Income tax benefit associated with stock option exercises	514	808
Excess tax benefit from stock-based compensation	(569)	(1,093)
Deferred income taxes	(2,178)	(176)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(32,469)	(10,462)
Inventories	(7,095)	10,904
Prepaid expenses and other assets	(12,240)	(3,681)
Accounts payable	51,255	(16,110)
Accrued employee compensation	(2,063)	(7,739)
Other accrued liabilities	4,823	428
Deferred revenue	6,072	(14,614)
Income taxes payable	(2,146)	(6,046)
Net cash provided by operating activities	56,163	14,636
Cash flows from investing activities:
Purchases of short-term investments	(98,327)	(153,862)
Proceeds from sales and maturities of short-term investments	184,341	93,883
Purchase of property and equipment	(7,759)	(6,864)
Payments for patents	(275)	—
Proceeds from sale of cost method investment	3,890	—
Payments made in connection with business acquisitions	(144,815)	(7,100)
Net cash used in investing activities	(62,945)	(73,943)
Cash flows from financing activities:
Purchase and retirement of treasury stock	(483)	(815)
Proceeds from exercise of stock options	3,545	6,331
Proceeds from issuance of common stock under employee stock purchase plan	1,053	955
Excess tax benefit from stock-based compensation	569	1,093
Net cash provided by financing activities	4,684	7,564
Net decrease in cash and cash equivalents	(2,098)	(51,743)
Cash and cash equivalents, at beginning of period	149,032	208,898
Cash and cash equivalents, at end of period	$146,934	$157,155
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation
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
The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2012 has been derived from audited financial statements at such date. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations, comprehensive income and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.	Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s significant accounting policies have not materially changed during the six months ended June 30, 2013.

Recent Accounting Pronouncements

In February 2013, The Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2013-04 ("ASU 2013-04"), “Liabilities,” which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, with the exception of obligations already addressed within existing US GAAP guidance. ASU 2013-04 is effective for reporting periods beginning after December 15, 2013. The Company will adopt this standard in the first quarter of 2014 and it does not expect the adoption to have a significant impact on its financial position, results of operations or cash flows.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Business Acquisitions
Arada Systems, Inc.
On June 21, 2013, the Company acquired certain assets and operations of Arada Systems, Inc. (“Arada”), a privately-held company that develops, licenses, and provides solutions for the next generation of uses of Wi-Fi, for a total purchase consideration of $5.3 million in cash. The Company believes the acquisition will bolster its wireless product offerings in its commercial business unit and strengthen its market position in the small to medium size campus wireless LAN market. The Company paid $4.2 million of the aggregate purchase price in the second quarter of 2013, and expects to pay the remaining $1.1 million, less amounts used to satisfy certain claims, twelve months after the closing of the acquisition.
The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of Arada have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.
The allocation of the purchase price was as follows (in thousands):

Fixed Assets	$15
Intangible assets, net	4,040
Goodwill	1,195
Total consideration	$5,250
The fair values for tangible and intangible assets acquired and liabilities assumed were based on estimates of their fair values as of the acquisition date. These estimates are subject to revision, which may result in adjustments to the values presented above. We expect to finalize these amounts within 12 months from the acquisition date.
Of the $1.2 million of goodwill recorded on the acquisition of Arada, approximately $0.7 million and $1.2 million is deductible for U.S. federal and state income tax purposes, respectively. The goodwill recognized, which was assigned to the Company's commercial business unit, is primarily attributable to expected synergies resulting from the acquisition.
The Company designated $4.0 million of the acquired intangible assets as technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated savings attributable to the existing technology and discounted at 21.5%. The acquired existing technology is being amortized over its estimated useful life of five years.

AirCard Division of Sierra Wireless, Inc.
On April 2, 2013, the Company completed the acquisition of select assets and operations of the Sierra Wireless, Inc. AirCard business ("AirCard"), including customer relationships, a world-class LTE engineering team, certain intellectual property, inventory and fixed assets. The Company believes this acquisition will accelerate the mobile initiative of the service provider business unit to become a global leader in providing the latest in LTE data networking access devices.
The Company paid $140.0 million of the aggregate purchase price in the second quarter of 2013. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of AirCard have been included in the consolidated financial statements since the date of acquisition. Revenue and earnings for AirCard as of the acquisition date are not presented as the business was fully integrated into the service provider business unit subsequent to the acquisition and therefore impracticable for the Company to quantify.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The allocation of the purchase price was as follows (in thousands):

Inventories	$3,385
Prepaid expenses	9,030
Other assets	3,226
Property and equipment, net	7,455
Intangible assets, net	69,700
Goodwill	53,330
Liabilities Assumed	(6,096)
Total purchase price	$140,030
The fair values for tangible and intangible assets acquired and liabilities assumed were based on estimates of their fair values as of the acquisition date. These estimates are subject to revision, which may result in adjustments to the values presented above. We expect to finalize these amounts within 12 months from the acquisition date.
Of the $53.3 million of goodwill recorded on the acquisition of AirCard, approximately $36.2 million, 2.3 million and $53.3 million is deductible for U.S. federal, Canadian, and U.S. state income tax purposes, respectively. The goodwill recognized, which was assigned to the Company's service provider business unit, is primarily attributable to expected synergies resulting from the acquisition.
The Company designated $16.3 million of the acquired intangible assets as technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated savings attributable to the existing technology and discounted at 10.0%. The acquired technology is being amortized over its estimated useful life of four years.
The Company designated $40.5 million of the acquired intangible assets as customer relationships. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to existing customer relationships and discounted at 12.0%. The acquired customer relationships are being amortized over an estimated useful life of eight years.
The Company designated $2.3 million of the acquired intangible assets as non-compete agreements. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to the non-compete agreements and discounted at 12.0%. The acquired agreements are being amortized over an estimated useful life of five years.
The Company designated $1.1 million of the acquired intangible assets as backlog. The value was calculated based on the present value of the future contractual revenue and discounted at 10.0%. The acquired backlog was fully amortized in the second quarter of 2013.
The Company acquired $9.5 million in in-process research and development (“IPR&D”) projects. The value was calculated based on the present value of future estimated cash flows discounted at 13.0%, derived from projections of future revenues attributable to the assets, expected economic life of the assets, and royalty rates. The IPR&D acquired is considered indefinite lived intangible assets until research and development efforts associated with the projects are completed or abandoned. The most significant of the acquired IPR&D projects relate to multimode LTE technologies, Mobile Hot Spot, USB dongle, and Module form factors. Estimated future cost to complete these IPR&D projects is $7.4 million. As of June 30, 2013, $2.0 million of the acquired IPR&D has reached technical feasibility and was reclassified to definite intangibles and with an estimated useful life of four years. The Company expects approximately 70% of the acquired IPR&D to be completed by the fourth quarter of 2013 and approximately 30% to be completed by the second quarter of 2014.
Pro forma financial information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of AirCard for the periods shown as though the acquisition of AirCard occurred as of the beginning of the fiscal year 2012. The pro forma financial information for the periods presented includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, fair value of acquired inventory, acquisition-related costs, integration expenses and related tax effects of these adjustments, where applicable. This information is for informational purposes only, is subject to a

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

number of estimates, assumptions and other uncertainties, and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2012.
The unaudited pro forma financial information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in millions)
Revenue	$357.7	$392.7	$696.1	$776.2
Net Income	$16.2	$25.9	$31.1	$49.4
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
The allocation of the purchase price was as follows (in thousands):

Net tangible assets acquired (liabilities assumed)	$172
Deferred tax assets, net	5,937
Intangible assets, net	6,000
Goodwill	11,895
Total purchase price	$24,004
None of the goodwill recognized related to AVAAK is deductible for income tax purposes. The goodwill recognized, which was assigned to the Company's retail business unit, is primarily attributable to expected synergies resulting from the acquisition.
In connection with the acquisition, the Company recorded $5.9 million of deferred tax assets net of deferred tax liabilities. The deferred tax assets arise from the tax benefit of the estimated net operating losses as of the date of the acquisition after consideration of limitations on the use under U.S. Internal Revenue Code section 382. The deferred tax assets are reduced by deferred tax liabilities recorded for the book basis in intangible assets and IPR&D for which the Company has no tax basis.
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
In addition, $2.0 million of the consideration paid represents the fair value of acquired IPR&D projects. The IPR&D acquired is considered indefinite lived intangible assets until research and development efforts associated with the projects are completed

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

or abandoned. The most significant of the acquired IPR&D projects related to camera technology and applications. As of the first fiscal quarter of 2013, all of the acquired IPR&D had reached technical feasibility and was reclassified to definite intangibles with an estimated useful life of four years.
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
The Company paid $6.6 million of the aggregate purchase price in the second quarter of 2012, and the remaining $0.6 million was paid in the second fiscal quarter of 2013. The ongoing costs of developing these assets subsequent to the date of acquisition have been included in the consolidated financial statements since the date of acquisition. The historical results of operations related to the acquired assets prior to the acquisition were not material to the Company’s results of operations.
The allocation of the purchase price was as follows (in thousands):

Intangible assets, net	$4,159
Goodwill	3,041
Total purchase price	$7,200

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

4.	Balance Sheet Components (in thousands)

Short-Term Investments

	As of
	June 30, 2013				December 31, 2012
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$141,001	$12	$(7)	$141,006	$225,016	$48	$(2)	$225,062
Certificates of Deposits	163	—	—	163	2,783	—	—	2,783
Total	$141,164	$12	$(7)	$141,169	$227,799	$48	$(2)	$227,845

All of the Company’s marketable securities are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the short-term investments have unrealized losses greater than 12 months.

Cost Method Investments

As of June 30, 2013 and December 31, 2012, the carrying value of the Company's cost method investments was $1.3 million. These investments are included in other non-current assets in the consolidated balance sheets and are carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. There were no impairments recognized in the three and six months ended June 30,

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2013 and July 1, 2012. Realized gains and losses on these investments are reported in other income (expense), net in the consolidated statements of operations.

Accounts receivable, net

	As of
	June 30, 2013	December 31, 2012
Gross accounts receivable	$307,591	$276,084
Allowance for doubtful accounts	(1,256)	(1,256)
Allowance for sales returns	(16,122)	(17,031)
Allowance for price protection	(1,730)	(1,783)
Total allowances	(19,108)	(20,070)
Total accounts receivable, net	$288,483	$256,014

Inventories

	As of
	June 30, 2013		December 31, 2012
Raw materials	$6,072		$4,447
Work in process	5,098	5,098,000	—
Finished goods	174,213		170,456
Total inventories	$185,383		$174,903

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	June 30, 2013	December 31, 2012
Computer equipment	$7,699	$7,290
Furniture, fixtures and leasehold improvements	13,125	12,761
Software	23,790	21,521
Machinery and equipment	43,366	31,694
Construction in progress	794	385
Total property and equipment, gross	88,774	73,651
Accumulated depreciation and amortization	(62,377)	(54,626)
Total property and equipment, net	$26,397	$19,025

Depreciation expense was $4.4 million and $7.8 million for the three and six months ended June 30, 2013, respectively, and $2.9 million and $5.5 million for the three and six months ended July 1, 2012, respectively.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangibles, net

The following tables present details of the Company’s purchased intangible assets:

	Gross	Accumulated Amortization	Net
June 30, 2013
Technology	$55,599	$(24,899)	$30,700
Customer contracts and relationships	56,500	(5,325)	51,175
Other	10,545	(4,771)	5,774
Finite-lived intangibles, net	122,644	(34,995)	87,649
Indefinite-lived intangible assets	7,500	—	7,500
Total purchased intangible assets, net	$130,144	$(34,995)	$95,149

	Gross	Accumulated Amortization	Net
December 31, 2012
Technology	$32,259	$(22,065)	$10,194
Customer contracts and relationships	16,000	(3,301)	12,699
Other	6,870	(3,142)	3,728
Finite-lived intangibles, net	55,129	(28,508)	26,621
Indefinite-lived intangible assets	1,000	—	1,000
Total purchased intangible assets, net	$56,129	$(28,508)	$27,621

The Company purchased finite-lived intangible assets of $64.2 million and indefinite-lived assets of $9.5 million, as a result of its acquisition of AirCard and Arada during the second quarter of 2013. For further discussion regarding the AirCard and Arada acquisitions, see Note 3, Business Acquisitions. In addition, the Company purchased $0.3 million in patents during the second quarter of 2013.

As of June 30, 2013, the Company had $7.5 million in unamortized intangible assets related to IPR&D. All of the IPR&D assets were acquired in connection with the Company's acquisition of AirCard. IPR&D assets represent IPR&D projects that have not reached technical feasibility and are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets will not be amortized. When the asset reaches technical feasibility, the Company will determine the useful life of the asset, reclassify the asset out of IPR&D, and begin amortization. Development costs incurred after acquisition on acquired IPR&D projects are expensed as incurred. Estimated future cost to complete these IPR&D projects is $7.4 million. As of June 30, 2013, $2.0 million of the IPR&D had reached technical feasibility and as a result, was reclassified from IPR&D to technology.

Amortization of purchased intangible assets was $5.0 million and $6.5 million for the three and six months ended June 30, 2013, respectively, and $1.0 million and $2.0 million for the three and six months ended July 1, 2012, respectively. No impairment charges were recorded in the three and six months ended June 30, 2013, and July 1, 2012.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows:

Year Ending December 31	Amount
2013 (remaining six months)	$8,111
2014	16,013
2015	14,663
2016	14,033
2017	9,392
Thereafter	25,437
Total expected amortization expense	$87,649

Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2013 are as follows:

	Retail	Commercial	Service Provider	Total
Goodwill at December 31, 2012	$45,441	$35,084	$20,355	$100,880
Goodwill acquired during the period	—	1,195	53,330	54,525
Goodwill at June 30, 2013	$45,441	$36,279	$73,685	$155,405

During the six months ended June 30, 2013, the Company recorded goodwill of $54.5 million, related to its acquisitions of AirCard and Arada. For further discussion, see Note 3, Business Acquisitions. There were no impairments to goodwill during the three and six months ended June 30, 2013 and July 1, 2012.

Other non-current assets

	As of
	June 30, 2013	December 31, 2012
Non-current deferred income taxes	$16,498	$16,856
Cost method investment	1,322	1,322
Other	5,064	4,656
Total other non-current assets	$22,884	$22,834

Other accrued liabilities

	As of
	June 30, 2013	December 31, 2012
Sales and marketing programs	$43,913	$43,652
Warranty obligation	46,175	46,659
Freight	6,491	4,457
Other	38,305	31,487
Total other accrued liabilities	$134,884	$126,255

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Product Warranties
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
Changes in the Company’s warranty liability, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Six Months Ended
	June 30, 2013	July 1, 2012
Balance as of beginning of the period	$46,659	$44,846
Provision for warranty liability made during the period	33,586	28,282
Settlements made during the period	(34,070)	(30,416)
Balance at end of period	$46,175	$42,712

6.	Derivative Financial Instruments

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheet to which they were recorded as of June 30, 2013, and December 31, 2012, are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at June 30, 2013	Balance Sheet Location	Fair Value at December 31, 2012
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$1,193	Prepaid expenses and other current assets	$1,142
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	2
Total		$1,193		$1,144

Derivative Liabilities	Balance Sheet Location	Fair Value at June 30, 2013	Balance Sheet Location	Fair Value at December 31, 2012
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(179)	Other accrued liabilities	$(1,616)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	(3)	Other accrued liabilities	(3)
Total		$(182)		$(1,619)

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

The following tables set forth the offsetting of derivative assets as of June 30, 2013 and December 31, 2012 (in thousands):

As of June 30, 2013				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$1,192	$—	$1,192	$(175)	$—	$1,017
Wells Fargo Bank	1	—	1	(1)	—	—
Total	$1,193	$—	$1,193	$(176)	$—	$1,017

As of December 31, 2012				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$1,107	$—	$1,107	$(1,107)	$—	$—
Wells Fargo Bank	37	—	37	(37)	—	—
Total	$1,144	$—	$1,144	$(1,144)	$—	$—

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative liabilities as of June 30, 2013 and December 31, 2012 (in thousands):

As of June 30, 2013				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$175	$—	$175	$(175)	$—	$—
Wells Fargo Bank	7	—	7	(1)	—	6
Total	$182	$—	$182	$(176)	$—	$6

As of December 31, 2012				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$1,401	$—	$1,401	$(1,107)	$—	$294
Wells Fargo Bank	218	—	218	(37)	—	181
Total	$1,619	$—	$1,619	$(1,144)	$—	$475

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended June 30, 2013, and July 1, 2012.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2013, and July 1, 2012, are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended June 30, 2013
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$314	Net revenue	$445	Other income (expense), net	$(26)
Foreign currency forward contracts	—	Cost of revenue	(1)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(48)	Other income (expense), net	—
Total	$314		$396		$(26)

Derivatives Designated as Hedging Instruments	Six Months Ended June 30, 2013
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$492	Net revenue	$520	Other income (expense), net	$(48)
Foreign currency forward contracts	—	Cost of revenue	(3)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(94)	Other income (expense), net	—
Total	$492		$423		$(48)

Derivatives Designated as Hedging Instruments	Three Months Ended July 1, 2012
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	659	Net revenue	682	Other income (expense), net	(63)
Foreign currency forward contracts	—	Cost of revenue	(5)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(190)	Other income (expense), net	—
Total	659		487		(63)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Six Months Ended July 1, 2012
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$553	Net revenue	$684	Other income (expense), net	$(108)
Foreign currency forward contracts	—	Cost of revenue	(7)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(240)	Other income (expense), net	—
Total	$553		$437		$(108)

(a)	Refer to Note 10, Stockholders' Equity, which summarizes the cumulative other comprehensive income activity related to derivatives.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the three and six months ended June 30, 2013, and July 1, 2012.

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

The effects of the Company’s derivatives not designated as hedging instruments in other income (expense), net in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013 and July 1, 2012, are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Foreign currency forward contracts	Other income (expense), net	$1,617	$1,885

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended July 1, 2012	Six Months Ended July 1, 2012
Foreign currency forward contracts	Other income (expense), net	$793	$49

7.	Net Income Per Share
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

has not yet recognized, and the estimated tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.
Net income per share for the three and six months ended June 30, 2013, and July 1, 2012, are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income	$13,985	$21,522	$29,328	$46,669
Weighted average shares outstanding:
Basic	38,539	37,978	38,493	37,886
Dilutive potential common shares	535	617	584	726
Total diluted	39,074	38,595	39,077	38,612

Basic net income per share	$0.36	$0.57	$0.76	$1.23
Diluted net income per share	$0.36	$0.56	$0.75	$1.21

Weighted average stock options and unvested restricted stock awards to purchase 2.9 million shares and 2.7 million shares of the Company’s stock for the three months ended June 30, 2013, and July 1, 2012, respectively, and 2.8 million and 2.5 million shares for the six months ended June 30, 2013, and July 1, 2012, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

8.	Income Taxes

The income tax provision for the three and six months ended June 30, 2013 was $7.1 million or an effective tax rate of 33.8% and $15.7 million or an effective tax rate of 34.9%, respectively. The income tax provision for the three and six months ended July 1, 2012 was $9.9 million or an effective tax rate of 31.6% and $20.5 million or an effective tax rate of 30.5%, respectively. The decrease in income tax expense for the three and six month periods ended June 30, 2013, compared to the same period in the prior year was predominantly due to lower pre-tax earnings for the three and six months ended June 30, 2013. The increase in the effective tax rate for the three and six month periods ended June 30, 2013, compared to the same period in the prior year was primarily caused by a loss incurred during the three and six month period ended June 30, 2013 in a jurisdiction where no tax benefit could be recorded. Because the tax benefit could not be recorded, the forecasted earnings from this jurisdiction were excluded from the determination of the effective tax rate which results in an increase to the tax rate from foreign earnings. The increase for the three and six month periods was partially offset by the release of tax reserves resulting from the resolution of certain state tax issues. Additionally, for the six months ended June 30, 2013 there was an offset for the recognition of the tax benefit for the 2012 U.S. federal research credit. On January 2, 2013 the American Taxpayer Relief Act of 2012 reinstated the research credit, retroactive to January 1, 2012. Accordingly, the entire benefit for the 2012 research credit of approximately $734,000 was recognized in the first fiscal quarter of 2013.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At June 30, 2013, the Company had approximately $217 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2013.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2013.

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

Litigation and Other Legal Matters

The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range as a component of legal expense in litigation reserves. The Company monitors developments in these legal matters that could affect the estimate the Company had previously accrued. In relation to such matters, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position within the next 12 months, or the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Ruckus served its infringement contentions on the Company on January 17, 2013, and the Company's invalidity contentions were served on Ruckus on March 4, 2013. On March 5, 2013, Ruckus and Rayspan filed a stipulation with proposed order dismissing Rayspan from the case, and, on March 6, 2013, the Court dismissed with prejudice Rayspan. On March 14, 2013, Ruckus filed its Second Amended Complaint, as ordered by the Court. Ruckus did not add any patents, but attempted to add claims of breach of contract and misappropriation of trade secrets by the Company. The Company believes that Ruckus contravened the Court's order that there should not be a “substantial change” in the Second Amended Complaint by adding the breach of contract and misappropriation of trade secrets claims to the lawsuit. Consequently, the Company filed a Motion to Strike the newly added claims. On May 22, 2013, the Court granted the Company's motion to strike the state law claims of trade secret misappropriation and breach of contract from the Second Amended Complaint. On June 10, 2013, Ruckus filed its Motion for Leave to Amend and File its Third Amended Complaint, adding back the trade secret misappropriation and breach of contract claim. The Company responded on June 24, 2013, and the parties orally argued the motion and response on July 24, 2013. On July 29, 2013, the Court denied Ruckus's Motion for Leave to Amend and File its Third Amended Complaint, meaning the Court will not allow Ruckus to bring its breach of contract claims or trade secret misappropriation claims because they are time barred.

In May 2013, the parties filed their Joint Claim Construction Statement where the parties indicate to the Court the disputed claim language, the parties's competing constructions, and the evidence in support of the parties' positions. Ruckus then filed its opening claim construction brief on June 18, 2013 and the Company filed its reply on July 1, 2013. The parties are scheduled to give a claim construction tutorial to the Court on August 16, 2013, and the claim construction arguments by the parties to the Court will occur on August 28, 2013. Discovery is ongoing.

On November 19, 2010, the Company filed suit against Ruckus in the U.S. District Court, District of Delaware for infringement of four of the Company's patents. The Company alleges that Ruckus's manufacture, use, sale or offers for sale within the United States or importation into the United States of products, including wireless communication products, infringe United States Patent Nos. 5,812,531, 6,621,454, 7,263,143, and 5,507,035, all owned by the Company. The Company granted Ruckus an extension to file its answer to the Company's suit, and on January 11, 2011, Ruckus filed a motion to dismiss the Company's suit based on insufficient pleadings. The Company filed its response to Ruckus's motion on January 31, 2011. In addition, on May 6, 2011, Ruckus filed a motion to transfer venue to the Northern District of California. The Court denied Ruckus' motion to transfer the case to the Northern District of California and granted the Company leave to file an amended complaint rather than address the Ruckus motion to dismiss based on insufficient pleadings. The Company filed the proposed amended complaint. Nevertheless, Ruckus filed a second motion to dismiss based on insufficient pleadings by the Company. On March 28, 2012, the Delaware District Court in a memorandum opinion and order denied Ruckus's second motion to dismiss. A scheduling conference occurred April 18, 2012, and the Company submitted its initial disclosures in the case on May 15, 2012. On May 31, 2012, Ruckus filed its third motion to dismiss, asserting that the Company cannot sustain its indirect infringement and willfulness allegations without pleading pre-suit knowledge of the patents. The Company responded to Ruckus's motion to dismiss on June 18, 2012. The Court released the schedule for the case on June 8, 2012 with Claim Construction and Summary Judgment Hearings scheduled for August 9, 2013 and a ten day jury trial scheduled for October 21, 2013. On July 13, 2012, the Company added to its complaint against Ruckus an allegation of infringement of patent number 6,512,480 (“System and method for narrow beam antenna diversity in an RF data transmission system”) by Ruckus's ZoneFlex and MediaFlex products. The Company and Ruckus participated in a court-ordered mediation on September 13, 2012 in Delaware, and the parties did not come to an agreement to settle the litigation pending between the parties. Fact discovery closed on December 14, 2012 and expert discovery is also closed. In addition, all claim construction and summary judgment briefing is finished, and on August 9, 2013 the parties will argue their claim construction and summary judgment briefing before the Court.

On June 19, 2013, Ruckus filed a complaint in Delaware accusing NETGEAR of infringing United States Patent No. 8,031,129 (“the '129 Patent”) and United States Patent No. 8,150,470 (“the '470 Patent”). Ruckus has accused the Company of infringing the '129 Patent by making, using, offering to sell, selling, and/or importing products, such as the Company's N600 Wireless Dual Band Routers (WNDR3400). Ruckus has also accused the Company of knowingly and actively inducing infringement of the '129 Patent. Ruckus has accused the Company of infringing the '470 Patent by making, using, offering to sell, selling, and/or importing products, such as NETGEAR's N600 Wireless Dual Band Gigabit Routers (WNDR3800). Ruckus has also accused the Company of knowingly and actively inducing infringement of the '470 Patent.

The Company is continuing to evaluate the claims and its options in this newly filed Delaware case, and the parties stipulated that the Company shall have until August 12, 2013 to answer the complaint.

It is too early to reasonably estimate the financial impact to the Company as a result of the Ruckus litigation matters.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

A jury trial in the Ericsson case occurred in the Eastern District of Texas from June 3 through June 13, 2013. After hearing the evidence, the jury found no infringement of the '435 and '223 patents, and the jury found infringement of claim 1 of the '625 patent, claims 1 and 5 of the '568 patent, and claims 1 and 2 of the '215 patent. The jury also found that there was no willful infringement by any defendant. Additionally, the jury found no invalidity of the asserted claims of the '435 and '625 patents. The jury assessed the following damages against the defendants: D-Link: $435,000; NETGEAR: $3,555,000; Acer/Gateway: $1,170,000; Dell: $1,920,000; Toshiba: $2,445,000; Belkin: $600,000. The damages awards equate to 15 cents per unit for each accused 802.11 device sold by each defendant. Thus, unless the defendants' various appeals are successful, the Company will likely have a 15 cent per unit obligation on its 802.11 devices until 2016 (when one infringed patent in suit expires), 10 cent per unit obligation from 2016 through 2018 (when a second infringed patent in suit expires), and a 5 cent per unit obligation from 2018 through 2020 (when the third and last infringed patent in suit expires).

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company and other defendants have submitted various post-trial motions and briefs to the Court for its consideration, including motions and briefs for judgment of a matter of law in favor of defendants on non-infringement and invalidity of the patents in suit and for a reduction in damages, and the defendants have also moved for a new trial. These motions were argued before the Court on July 16, 2013. The defendants likely will bring various appeals of the verdicts to the Court of Appeals for the Federal Circuit, and this process will take about 18 months to run its course. The Company accrued and expensed the $3,555,000 in damages during the second quarter of 2013.

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

NETGEAR v. Innovatio IP Ventures LLC.

On November 16, 2011, the Company filed a declaratory judgment action in the District of Delaware for non-infringement and invalidity of 17 WiFi-related patents brought in the approximately 15 actions throughout the United States by Innovatio IP Ventures LLC (“Innovatio”) against end user customers of the Company and other companies. Shortly after filing the declaratory judgment action, the Company filed a response supporting Cisco Systems, Inc.'s ("Cisco") and Motorola Solutions, Inc.'s ("Motorola") Motion to Transfer for Coordinated Pretrial Proceedings Pursuant to 28 U.S.C. § 1407 that was before the United States Judicial Panel on Multidistrict Litigation (“JPML”). The pending motion to transfer would serve to consolidate all of the

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Innovatio lawsuits - including the Company's pending declaratory judgment action in Delaware-and transfer them to a single court for coordinated pretrial proceedings. On December 28, 2011, the JPML issued an order transferring the Innovatio actions throughout the United States, including the Company's declaratory judgment action, to the United States District Court for the Northern District of Illinois. Thus, the Company's declaratory judgment action and approximately 15 other similar cases will now proceed in the Northern District of Illinois in a consolidated fashion. The status conference originally scheduled for March 27, 2012 was postponed by the District Court until April 10, 2012. At the conference, the District Court discussed two primary issues (1) case phasing (i.e., which subset of defendants should proceed after Markman Hearing through the remaining proceedings) and (2) the defendants' proposal on damages contentions. The District Court stated that it tentatively felt that the case should proceed with one or more WiFi hardware suppliers after the Markman Hearing, but was going to reserve a final ruling on the issue. The District Court also ordered that the parties prepare a joint pretrial order reflecting the court's decisions and the schedule for the case. On July 10, 2012, Innovatio answered the Declaratory Judgment Complaint filed by the Company with various counterclaims, cross claims, and affirmative defenses. In its answer, Innovatio accused the Company of infringing six WiFi-related patents in addition to the 17 WiFi-related patents on which the Company brought its declaratory judgment action of non-infringement and invalidity. The Company filed its answer to Innovatio's various counterclaims, cross claims, and affirmative defenses on August 3, 2012. In addition, on October 1, 2012, Cisco, Motorola and the Company filed an amended complaint alleging racketeering, fraud, interference with contract, unfair business practices, and conspiracy, among other things, against Innovatio. On February 4, 2013, the Court dismissed the offensive claims of Cisco, Motorola, and the Company that alleged Innovatio was engaging in racketeering, fraud, and unfair business practices by demanding licensing fees from hotels, cafes and other businesses but left intact claims against Innovatio that allege breach of contract with respect to Innovatio's fair, reasonable, and nondiscriminatory (FRAND) royalty obligations. The parties have already exchanged their Final Infringement, Unenforceability and Invalidity Contentions and Damages contentions.

The Court has implemented special damages-focused proceedings prior to proceeding to the liability or infringement phase of the case. Accordingly, the parties on July 18 and July 19, 2013 participated in a bench trial on essentiality. Because the plaintiff and defendants disagree as to whether approximately 230 patent claims asserted by Innovatio are essential to practicing the 802.11 standard, this bench trial was held to determine whether those claims are essential. Essential claims are subject to FRAND royalty obligations, and such royalty obligations are generally subject to lower rates than Innovatio is currently demanding from the parties it is accusing of infringing its patents. On July 26, 2013, the Court issued an order deeming all claim essential. The Court reviewed various arguments on the IEEE's definition of “Essential Patent Claims” and found that essential patent claims are those which are necessary to implement mandatory or optional features but also can cover items not explicitly required by the standard -- either “enabling” technologies or items that are technically and commercially necessary to implement the standard. The Court confirmed its previous holding that the prospective licensee has the burden of proving essentiality, and that the analysis should be performed on a claim by claim basis, as opposed to a patent by patent basis. The Court also set September 9-12, 2013 for a bench trial on what the FRAND royalty rate would be on those patents and claims found to be essential, and the liability trial date has not been set. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On March 27, 2013, the Court issued a Memorandum Opinion and Order granting the Company's motion to transfer to the United States District Court for the Northern District of California, effective on April 16, 2013. In response, on April, 12, 2013, USEI filed a motion for clarification and/or reconsideration of the venue order. Specifically, USEI seeks to delay the transfer until the Markman order in the Eastern District of Texas case becomes final under the guise that it is more efficient to allow the Texas court to construe the terms. The Company opposed USEI's motion. The mediation in this case that was scheduled for May 15, 2013 was cancelled.

On May 16, 2013, the Court in the Eastern District of Texas denied USEI's motion to reconsider the timing of transfer. Also, the Court sent notice that the Eastern District of Texas case is closed, and instructed the clerk to transfer the case immediately.

On June 28, 2013, the new Court in the case of USEI against the Company (the District Court for the Northern District of California), held a combined Case Management Conference for the Company's newly transferred case and the case USEI has previously instigated against several other defendants, including several Ethernet chip manufacturers. At this Case Management Conference, the Court commented that the chip manufacturers should go to trial first. The Court also ruled that the Company is going to join on the same schedule as the other defendants and allowed the Company to file a new motion to dismiss with the citation of supplemental Northern District of California authority.

One additional patent is asserted against the Company that is not asserted against the other Northern District of California defendants (the '874 Patent). The Court agreed that, if USEI and the Company cannot resolve '874 Patent claim construction issues, the Court will build in dates to the litigation schedule for doing so (i.e. a limited claim construction hearing on terms of the '874 Patent).

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

Pragmatus and the Company agreed to extend the deadline for the Company to answer or otherwise respond to Pragmatus's complaint until February 11, 2013. The Company answered the complaint on that day by denying Pragmatus's infringement allegations and requesting a declaratory judgment by the Court that the patents in suit are not infringed and invalid. On February 20, 2013, the Company filed a motion to stay the case, and, on March 6, 2013, Pragmatus filed its opposition to the Company's motion to stay the case. The Company filed its reply on March 13, 2013. On May 14, 2013, the Court granted the Company's motion to stay “pending final exhaustion of all pending reexamination proceedings.” On June 22, 2013, both the '231 and '286 patents, which were the two asserted patents against the Company that were put into reexam by the defendants in a parallel Delaware action and the basis of the stay in the Pragmatus' case against the Company, emerged from reexam. In addition, the Delaware court lifted the stay in the Pragmatus cases pending in Delaware, and the parties are negotiating whether the stay should be lifted in Pragmatus's California lawsuit against the Company.

It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

Freeny v. NETGEAR, Inc.

On April 29, 2013, the Company and several other companies, including Apple, ASUSTek, Belkin, Buffalo, D-Link, IC Intracom, Ruckus, TP-Link, Vizio, and Western Digital, were sued in separate actions in the Eastern District of Texas by Charles C. Freeny III, Bryan E. Freeny, and James P. Freeny. The complaint alleges that dual-band wireless routers infringe U.S. Patent No. 7,110,744. The patent lists Charles Freeny as the inventor. Mr. Freeny's sons, Charles III and Bryan, now own the '744 patent, as Mr. Freeny is deceased. On June 21, 2013, the Company's answer and counterclaims were timely filed with the Court. The Court has not yet set a litigation schedule, and discovery has not commenced.

Concinnitas v. NETGEAR, Inc.

On May 2, 2013, the Company was added to an existing case against Sierra Wireless America, Inc. and Sierra Wireless S.A. that was brought by Concinnitas, LLC and George W. Hindman in the Eastern District of Texas. The accused products will be the Company's Aircard products that it acquired from Sierra Wireless. On July 20, 2013, the Company's answer and counterclaims were timely filed with the Court. The Court has not yet set a litigation schedule, and discovery has not commenced.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

its Notice of Voluntary Dismissal as to the Company. There was no financial impact to the Company because of this litigation matter.

NETGEAR v. ASUS

On July 22, 2013, the Company filed a complaint against ASUSTEK COMPUTER, INC. and ASUS COMPUTER INTERNATIONAL, INC. (collectively “ASUS”) seeking permanent injunctive relief, damages and declaratory relief for false advertising in violation of the Lanham Act, damages for tortious interference with the Company's prospective business relations, injunctive relief for unfair competition in violation of California Business and Professions Code, injunctive relief for false advertising pursuant to California Business and Professions Code, damages and injunctive relief pursuant the Sherman Antitrust Act, and various forms of declaratory relief.

The Company has asserted that contrary to ASUS's representations to the Federal Communications Commission (“FCC”), ASUS's wireless routers, including without limitation models RT-N65U and RT-AC66U, produce power outputs far in excess of those represented to the FCC, produce power outputs that exceed FCC maximum output levels, unlawfully cause interference with adjacent bandwidths (potentially including critically important navigation, communications, and safety devices), and operate in a manner that has never been accurately reported to the FCC. The Company contends that ASUS's representations that its RT-N65U and RT-AC66U wireless routers are FCC compliant are false, and are made with the intent to deceive potential consumers. The Company further contends that ASUS's misrepresentations regarding compliance of its wireless routers with the FCC regulations constitute unfair competition and false advertising, tortuously interfere with the Company's prospective business advantage, and have harmed the Company because the Company has lost expected sales due to such wrongful conduct and misrepresentations by ASUS. ASUS has not yet responded to the Company's complaint, and discovery in this case has not commenced.

Spansion LLC v. NETGEAR, Inc.

On August 1, 2013, Spansion LLC (“Spansion”) filed a section 337 complaint with the U.S. International Trade Commission (“ITC”) naming: the Company; Belkin International, Inc. (“Belkin”); ASUSTek Computer Inc. and Asus Computer International (collectively, “Asus”); D-Link Corporation and D-Link System, Inc. (collectively, “D-Link”); Nintendo Co., Ltd. and Nintendo of America, Inc. (collectively, “Nintendo”); and Macronix America, Inc., Macronix Asia Limited, and Macronix (Hong Kong) Co., Ltd. (collectively “Macronix”), as proposed respondents. The Complaint is styled Certain Flash Memory Chips and Products Containing the Same. Spansion is seeking a general exclusion order, or in the alternative a limited exclusion order, as well as a cease and desist order.

Spansion has asserted six patents related to the manufacture, structure, and operation of flash memory cells, as well as security protection systems for flash memory devices:

•	US Patent No. 6,369,416 “Semiconductor Device with Contacts Having a Sloped Profile

•	US Patent No. 6,459,625 “Three Metal Process for Optimizing Layout Density”

•	US Patent No. 6,731,536 “Password and Dynamic Protection of Flash Memory Data”

•	US Patent No. 6,900,124 “Patterning for Elliptical Vss Contact on Flash Memory

•	US Patent No. 7,018,922 “Patterning for Elongated Vss Contact on Flash Memory

•	US Patent No. 7,151,027 “Method and Device for Reducing Interface Area of a Memory Device”

Four of the asserted patents, the '416, '625, '124, and '922 patents, were previously asserted by Spansion in the 337-TA-735 Investigation against Samsung, Apple, Nokia, PNY, RIM, and Transcend. ITC records indicate the 735 Investigation terminated based on settlement agreements prior to the hearing on the merits.

The accused products are identified as flash memory chips manufactured and sold by Macronix, as well as downstream products which contain the accused Macronix flash memory chips. The Complaint specifically identifies the Company WNR1000 wireless router, as an exemplary accused product, but makes clear that Spansion intends to expand the scope of accused products to include additional products, if any, which contain the accused Macronix flash memory chips.

In addition, on August 1, 2013, Spansion filed a parallel similar complaint against the same parties in the Northern District of California.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Environmental Regulation

The European Union (“EU”) enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company's consolidated results of operations and financial position for the three and six months ended June 30, 2013 and July 1, 2012. The WEEE Directive was recast on July 24, 2012, published on August 13, 2012, and will be implemented by all member states on February 14, 2014. The Company expects no material impact on its consolidated results of operations and financial positions due to this recasting. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company continues to monitor WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance. The Company believes it has met the applicable requirements of current WEEE Legislation and similar legislation in other jurisdictions, to the extent implementation requirements has been published.

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

Common Stock Repurchase Program

On October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6,000,000 shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. The Company did not repurchase any shares under this authorization during the three and six months ended June 30, 2013, and July 1, 2012.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company repurchased approximately 13,000 shares, or $0.5 million of common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the six months ended June 30, 2013. Similarly, during the six months ended July 1, 2012, the Company repurchased approximately 22,000 shares, or $0.8 million of common stock, under the same program to help facilitate tax withholding for RSUs.
These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
Cumulative Other Comprehensive Income, Net

The following table sets forth the changes in accumulated other comprehensive income by component, net of tax, as of June 30, 2013 and December 31, 2012 (in thousands):

	Gains and losses on available for sale securities	Gains and losses on derivatives	Total
Beginning balance as of December 31, 2012	$28	$(24)	$4
Other comprehensive income (loss) before reclassifications	(25)	492	467
Amounts reclassified from accumulated other comprehensive income	—	(423)	(423)
Net current period other comprehensive income	(25)	69	44
Ending balance as of June 30, 2013	$3	$45	$48

The following tables provide details about significant amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2013, and July 1, 2012 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$445	Net revenue	$520	Net revenue
Foreign currency forward contracts	(1)	Cost of revenue	(3)	Cost of revenue
Foreign currency forward contracts	(48)	Operating expenses	(94)	Operating expenses
	396	Total before tax	423	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$396	Total, net of tax	$423	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

Details about Accumulated Other Comprehensive Income Components	Three Months Ended July 1, 2012		Six Months Ended July 1, 2012
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$682	Net revenue	$684	Net revenue
Foreign currency forward contracts	(5)	Cost of revenue	(7)	Cost of revenue
Foreign currency forward contracts	(190)	Operating expenses	(240)	Operating expenses
	487	Total before tax	437	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$487	Total, net of tax	$437	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

11.	Employee Benefit Plans

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. Award vesting periods for this plan is generally four years. As of June 30, 2013, a total of 1,447,009 shares from 2006 plan were reserved for future grants under the plan. During the second quarter of 2013, the Company's 2003 Stock Plan expired and the remaining unissued 62,791 reserved shares were retired accordingly.
Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As of June 30, 2013, a total of 350,274 shares were reserved for future grants under the ESPP.
Option Activity
Stock options activity during the six months ended June 30, 2013, was as follows:

	Options Outstanding
	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
December 31, 2012	4,324	$29.29
Granted	469	33.48
Exercised	(168)	21.12
Cancelled and expired	(122)	33.70
June 30, 2013	4,503	$29.92

RSU Activity

RSU activity during the six months ended June 30, 2013, was as follows:

	RSUs Outstanding
	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)	(in dollars)
December 31, 2012	112	$28.36
RSUs granted	569	28.91
RSUs vested	(82)	26.69
RSUs cancelled	(3)	28.59
June 30, 2013	596	$29.11

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the weighted average assumptions used to fair value option grants during the three and six months ended June 30, 2013 and July 1, 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Expected life (in years)	4.5	4.4	4.4	4.4
Risk-free interest rate	0.67%	0.68%	0.69%	0.67%
Expected volatility	47.3%	52.1%	48.2%	52.1%
Dividend yield	—	—	—	—

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Cost of revenue	$406	$278	$595	$548
Research and development	1,135	677	1,807	1,288
Sales and marketing	1,310	1,191	2,540	2,385
General and administrative	1,540	1,249	3,039	2,566
Total stock-based compensation	$4,391	$3,395	$7,981	$6,787

As of June 30, 2013, $22.9 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.61 years. Additionally, $13.1 million of total unrecognized compensation cost related to non-vested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 3.47 years.

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

In the second quarter of 2012, the CEO began temporarily serving as interim General Manager of the commercial business unit due to the previous general manager's departure from the Company. The CEO continued serving as interim general manager until a replacement was established in July 2013.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

restructuring costs, litigation reserves and interest and other income (expense), net. The Company does not evaluate operating segments using discrete asset information.

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net revenues:
Retail	$117,395	$113,824	$243,717	$242,801
Commercial	88,446	80,626	159,297	155,258
Service provider	151,878	126,205	248,104	248,216
Total net revenues	357,719	320,655	651,118	646,275
Contribution income:
Retail	$15,761	$18,559	$34,379	$44,831
Retail contribution margin	13.4%	16.3%	14.1%	18.5%
Commercial	20,476	19,429	34,287	32,274
Commercial contribution margin	23.2%	24.1%	21.5%	20.8%
Service Provider	14,090	9,609	23,581	22,539
Service Provider contribution margin	9.3%	7.6%	9.5%	9.1%
Total segment contribution income	50,327	47,597	92,247	99,644
Corporate and unallocated costs	(13,558)	(12,201)	(26,024)	(23,564)
Amortization of intangible assets (1)	(4,872)	(1,016)	(6,343)	(1,963)
Stock-based compensation expense	(4,391)	(3,395)	(7,981)	(6,787)
Restructuring and other charges	(1,587)	—	(1,557)	—
Acquisition related expense	(214)	—	(924)	—
Impact to cost of sales from acquisition accounting adjustments to inventory	(568)	—	(568)	—
Litigation reserves, net	(3,555)	—	(3,603)	(151)
Interest income	95	116	244	235
Other income (expense), net	(548)	354	(474)	(247)
Income before income taxes	$21,129	$31,455	$45,017	$67,167
________________________________

(1)	Amount excludes amortization expense related to patents within purchased intangible assets in costs of revenues.

The Company conducts business across three geographic regions: Americas, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific ("APAC"). Net revenue by geography comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, sales returns and price protection. For reporting purposes revenue is attributed to each geographic region based on the location of the customer. The following table shows net revenue by geography for the periods indicated (in thousands):

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
United States	$196,136	$158,046	$349,849	$322,791
Americas (excluding U.S.)	4,712	5,392	7,675	9,002
United Kingdom	41,972	47,210	82,830	96,604
EMEA (excluding U.K.)	66,395	70,605	132,662	146,292
APAC	48,504	39,402	78,102	71,586
Total net revenue	$357,719	$320,655	$651,118	$646,275
Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	June 30, 2013	December 31, 2012
United States	$12,487	$9,898
Americas (excluding U.S.)	1,534	36
EMEA	1,438	1,173
China	9,566	6,763
APAC (excluding China)	1,372	1,155
	$26,397	$19,025

No single customer accounted for greater than 10% of net revenues in the three and six months ended June 30, 2013. Virgin Media Limited and Affiliates represented 10% of net revenues during the three and six months ended July 1, 2012.

13.	Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

	As of June 30, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$666	$666	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	141,006	141,006	—	—
Available-for-sale securities—Certificates of Deposit (1)	163	163	—	—
Foreign currency forward contracts (2)	1,193	—	1,193	—
Total assets measured at fair value	$143,028	$141,835	$1,193	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of June 30, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(182)	$—	$(182)	$—
Total liabilities measured at fair value	$(182)	$—	$(182)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	As of December 31, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$3,061	$3,061	$—	$—
Available-for-sale securities—Treasuries (1)	225,062	225,062	—	—
Available-for-sale securities-Certificates of Deposit (1)	2,783	2,783	—	—
Foreign currency forward contracts (2)	1,144	—	1,144	—
Total assets measured at fair value	$232,050	$230,906	$1,144	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(1,619)	$—	$(1,619)	$—
Total liabilities measured at fair value	$(1,619)	$—	$(1,619)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.
The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At June 30, 2013 and December 31, 2012, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

14.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $3.0 million and $5.7 million for the three and six months ended June 30, 2013, respectively, and $3.2 million and $6.4 million for the three and six months ended July 1, 2012, respectively.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in its Consolidated Statements of Operations.

The Company incurred restructuring and other charges of $1.6 million during the three and six months ended June 30, 2013. In addition, the Company recorded a restructuring adjustment of $36,000 and $90,000 during the three and six months ended June 30, 2013, respectively, to decrease the previously recorded severance liability related to the consolidation of product groups within the commercial business units. The Company expects to payout the remaining cost related to restructuring over the next nine months. Of the $1.6 million restructuring and other charges incurred during the six months ended June 30, 2013, $206,000 are restructuring charges related to an office lease exit liability related to the AVAAK acquisition and $1.4 million are transition costs related to the AirCard acquisition. Refer to Note 3, Business Acquisitions for additional information regarding the AirCard and AVAAK acquisitions. There were no restructuring and other charges in the three and six months ended July 1, 2012.

The following tables provide a summary of accrued restructuring and other charges activity:

	Accrued Restructuring and Other Charges at December 31, 2012	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at June 30, 2013
	(In thousands)
Restructuring	$999	$206	$(932)	$(90)	$183
Acquisition transition costs	—	1,441	(306)	—	1,135
Restructuring and other charges	$999	$1,647	$(1,238)	$(90)	$1,318

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Fry’s Electronics, K-mart, MicroSoft Stores, Radio Shack, Sears, Staples, Target, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), Dick Smith (Australia), JB HiFi (Australia), Elkjop (Norway) and Lenovo (China). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers, including Ingram Micro and Best Buy. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future.
On April 2, 2013, we acquired the select assets and operations of the Sierra Wireless, Inc. AirCard business ("AirCard"), including customer relationships, certain intellectual property, inventory and fixed assets. We added 161 AirCard employees as a result of the acquisition. We believe the acquisition will accelerate the mobile initiative of our service provider business unit to become a global leader in providing the latest in LTE data networking access devices. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting.

On June 21, 2013, we acquired certain assets and operations of Arada Systems, Inc. (“Arada”). We believe the acquisition will bolster our wireless product offerings in our commercial business unit and strengthen our market position in the small to medium size campus wireless LAN market. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The historical results of operations of Arada prior to the acquisition were not material to our results of operations.

During the second quarter of 2013, we experienced an 11.6% increase in net revenue compared to the second quarter of 2012. The increase was primarily driven by sales of our mobile products acquired through our acquisition of AirCard, home security monitoring and automation products, and increased sales of our network storage products attributable to our new line of ReadyNAS products. On a geographic basis, net revenue increased in the Americas and APAC regions, primarily driven by sales of our mobile products acquired through our acquisition of AirCard. Net revenue decreased in the EMEA region, as the region continued to experience macroeconomic weakness. On a segment basis, net revenue increased across all three business units, with service provider continuing to represent a significant percentage of our net revenues and revenue growth. Net revenues in our commercial business unit improved in the second quarter of 2013, primarily driven by the increase in sales of our network storage products.

Looking forward, we expect a decline in our third quarter cable gateway business in Europe due to active consolidation activities among our customer base. We also expect third quarter seasonal growth, relative to the second quarter, to be slower for our retail business unit in Europe. We continue to believe the move to cloud computing, both hybrid and public, by small and medium enterprises will drive the demand of our access networks and backup storage offerings. We believe our portfolio of enterprise class, easy to use Power over Ethernet switches, 10Gigabit switches, server and backup storage, and campus Wireless LAN will promote growth in both of these product segments. We were pleased with the progress made in integrating the AirCard business into the service provider business unit and look forward to the future development of products by the AirCard team for the rapidly growing LTE gateway market. We remain focused on long term growth driven by our mission to connect everyone to the high speed Internet and will continue to invest in the fast growing markets of the Smart Home, access networks for cloud computing and LTE gateways.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations and the percentage change for the three and six months ended June 30, 2013, with the comparable reporting periods in the preceding year.

	Three Months Ended			Six Months Ended
	June 30, 2013	% Change	July 1, 2012	June 30, 2013	% Change	July 1, 2012
	(In thousands, except percentage data)
Net revenue	$357,719	11.6%	$320,655	$651,118	0.7%	$646,275
Cost of revenue	254,289	12.5%	226,017	459,951	1.8%	451,788
Gross profit	103,430	9.3%	94,638	191,167	(1.7)%	194,487
Operating expenses:
Research and development	23,981	62.5%	14,757	39,319	36.2%	28,878
Sales and marketing	40,406	7.2%	37,677	76,795	0.2%	76,647
General and administrative	12,319	9.8%	11,219	24,646	13.9%	21,632
Restructuring and other charges	1,587	**	—	1,557	**	—
Litigation reserves, net	3,555	**	—	3,603	**	151
Total operating expenses	81,848	28.6%	63,653	145,920	14.6%	127,308
Income from operations	21,582	(30.3)%	30,985	45,247	(32.6)%	67,179
Interest income	95	(18.1)%	116	244	3.8%	235
Other income (expense), net	(548)	(254.8)%	354	(474)	(91.9)%	(247)
Income before income taxes	21,129	(32.8)%	31,455	45,017	(33.0)%	67,167
Provision for income taxes	7,144	(28.1)%	9,933	15,689	(23.5)%	20,498
Net income	$13,985	(35.0)%	$21,522	$29,328	(37.2)%	$46,669
 ** Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net revenue	100%	100%	100%	100%
Cost of revenue	71.1%	70.5%	70.6%	69.9%
Gross margin	28.9%	29.5%	29.4%	30.1%
Operating expenses:
Research and development	6.7%	4.6%	6.0%	4.5%
Sales and marketing	11.4%	11.7%	11.9%	11.9%
General and administrative	3.4%	3.5%	3.8%	3.3%
Restructuring and other charges	0.4%	—%	0.2%	—%
Litigation reserves, net	1.0%	—%	0.6%	0.0%
Total operating expenses	22.9%	19.8%	22.5%	19.7%
Income from operations	6.0%	9.7%	6.9%	10.4%
Interest income	0.1%	0.0%	0.1%	0.0%
Other income (expense), net	(0.2)%	0.1%	(0.1)%	0.0%
Income before income taxes	5.9%	9.8%	6.9%	10.4%
Provision for income taxes	2.0%	3.1%	2.4%	3.2%
Net income	3.9%	6.7%	4.5%	7.2%

Three Months Ended June 30, 2013 Compared to Three Months Ended July 1, 2012

Net Revenue

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

Net revenue increased $37.1 million, or 11.6%, to $357.7 million for the three months ended June 30, 2013, from $320.7 million for the three months ended July 1, 2012, primarily attributable to sales of our mobile products acquired through our acquisition of AirCard, home security monitoring and automation products, and increased sales of our network storage products attributable to our new line of ReadyNAS products. These increases were partially offset by a decrease in sales of our broadband gateways. We experienced an increase in revenues in the Americas and APAC regions, and in all three business segments. For discussion of net revenue by geographic region see the section entitled "Net Revenue by Geographic Region." For discussion of net revenue by segment see the section entitled “Segment Information.”

Net Revenue by Geographic Region

	Three Months Ended
	June 30, 2013	% Change	July 1, 2012
	(In thousands, except percentage data)
Americas	$200,848	22.9%	$163,438
Percentage of net revenue	56.1%		51.0%
EMEA	$108,367	(8.0)%	$117,815
Percentage of net revenue	30.3%		36.7%
APAC	$48,504	23.1%	$39,402
Percentage of net revenue	13.6%		12.3%
Total net revenue	$357,719	11.6%	$320,655

The increase in Americas net revenue was primarily attributable to sales of our mobile, home security monitoring and automation, and network storage products. The decrease in EMEA net revenue was primarily attributable to continuing macroeconomic weakness in the European market and a decrease in sales of our home wireless products and broadband gateways, partially offset by an increase in network storage product sales. The increase in APAC net revenue was primarily attributable to increased sales of our mobile, home wireless, and network storage products.

Americas continues to represent the largest percentage of our net revenue, and APAC increased as a percentage of revenue. EMEA decreased as a percentage of revenue as we continued to see macroeconomic weakness in the European market.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of the following: the cost of finished products from our third party contract manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; warranty costs associated with returned goods; write-downs for excess and obsolete inventory, amortization expense of certain acquired intangibles and acquisition accounting adjustments to inventory. We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other sales incentives, changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight, conversion costs, charges for excess or obsolete inventory and amortization of acquired intangible assets. The following table presents costs of revenue and gross margin, for the periods indicated:

	Three Months Ended
	June 30, 2013	% Change	July 1, 2012
	(In thousands, except percentage data)
Cost of revenue	$254,289	12.5%	$226,017
Gross margin percentage	28.9%		29.5%

Cost of revenue increased $28.3 million, or 12.5%, to $254.3 million for the three months ended June 30, 2013, from $226.0 million for the three months ended July 1, 2012. The increase was primarily driven by the increase in net revenue. Our gross margin decreased to 28.9% for the three months ended June 30, 2013, from 29.5% for the three months ended July 1, 2012. The decrease in gross margin percentage was primarily attributable to relatively faster growth in revenue from service providers, which generally carries lower gross margins than our other products. Sales to service providers increased as a percentage of net revenue to 42.5% in the three months ended June 30, 2013 compared to 39.4% in the three months ended July 1, 2012, which was primarily attributable to our acquisition of AirCard. Also contributing to the decrease in gross margin was an increase in amortization expense, primarily attributable to assets acquired from AirCard and Arada, and acquisition accounting adjustments to inventory related to the AirCard acquisition.

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

	Three Months Ended
	June 30, 2013	% Change	July 1, 2012
	(In thousands, except percentage data)
Research and development expense	$23,981	62.5%	$14,757
Percentage of net revenue	6.7%		4.6%

Research and development expenses increased $9.2 million, or 62.5%, to $24.0 million for the three months ended June 30, 2013, from $14.8 million for the three months ended July 1, 2012. Additionally, research and development expense increased as a percentage of net revenue to 6.7% for the three months ended June 30, 2013 as compared to 4.6% for the three months ended July 1, 2012. These increases were primarily due to significant growth in research and development headcount as a result of our acquisitions during the quarter. Personnel and facility-related expenses increased by $8.0 million, and expenses related to projects and outside professional services increased by $1.1 million. Research and development headcount increased by 160 employees to 408 employees at June 30, 2013 compared to 248 employees at July 1, 2012.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended
	June 30, 2013	% Change	July 1, 2012
	(In thousands, except percentage data)
Sales and marketing expense	$40,406	7.2%	$37,677
Percentage of net revenue	11.4%		11.7%

Sales and marketing expense increased $2.7 million, or 7.2%, to $40.4 million for the three months ended June 30, 2013, from $37.7 million for the three months ended July 1, 2012. The increase was due to increases of $2.6 million in amortization of intangible assets, largely related to intangible assets acquired from AirCard and Arada and $1.0 million in marketing costs, partially offset by decreases of $0.6 million in projects and outside professional services and $0.3 million in variable compensation. Sales and marketing expense decreased as a percentage of net revenue to 11.4% for the three months ended June 30, 2013 compared to 11.7% for the three months ended July 1, 2012, primarily due to revenue growth. Sales and marketing headcount increased by 50 employees to 401 employees at June 30, 2013 compared to 351 employees at July 1, 2012.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Three Months Ended
	June 30, 2013	% Change	July 1, 2012
	(In thousands, except percentage data)
General and administrative expense	$12,319	9.8%	$11,219
Percentage of net revenue	3.4%		3.5%

General and administrative expenses increased $1.1 million, or 9.8%, to $12.3 million for the three months ended June 30, 2013, from $11.2 million for the three months ended July 1, 2012. The increase was primarily attributable to a $1.7 million increase in outside legal service costs due to additional litigation and merger and acquisition activity, partially offset by a decrease of $0.5 million in variable compensation. General and administrative headcount increased by 22 employees to 139 employees at June 30, 2013 compared to 117 employees at July 1, 2012.

Restructuring and Other Charges

We incurred restructuring and other charges of $1.6 million during the three months ended June 30, 2013. Of the $1.6 million restructuring and other charges incurred, $1.4 million are transition costs related to the AirCard acquisition and $0.2 million are restructuring charges related to an office lease exit liability related to the AVAAK acquisition. In addition, the Company recorded a restructuring adjustment of $36,000 to decrease the previously recorded severance liability related to the consolidation of product groups within the commercial business unit. For a further discussion of our restructuring expenses, please see Note 15, Restructuring and Other Charges, of the Notes to Unaudited Condensed Consolidated Financial Statements. There were no restructuring and other charges in the three months ended July 1, 2012.

Litigation Reserve

We recorded a litigation reserve charge of $3.6 million during the three months ended June 30, 2013, as compared to no litigation reserve charges in the three months ended July 1, 2012, for estimated costs related to the Ericsson judgment. For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net, for the periods indicated:

	Three Months Ended
	June 30, 2013	% Change	July 1, 2012
	(In thousands, except percentage data)
Interest income	$95	(18.1)%	$116
Other income (expense), net	(548)	(254.8)%	354
Total interest income and other income (expense), net	$(453)	(196.4)%	$470

Interest income decreased $21,000 to $95,000 for the three months ended June 30, 2013 from $116,000 for the three months ended July 1, 2012. The decrease in interest income was primarily attributable to the decrease in our cash balance, attributable to the AirCard and Arada acquisitions in the second quarter of 2013.

Other income (expense), net, decreased $0.9 million, to expense of $0.5 million for the three months ended June 30, 2013, as compared to income of $0.4 million for the three months ended July 1, 2012. The decrease was primarily attributable to foreign currency losses. In addition, our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three months ended June 30, 2013. For details of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The income tax provision for the three months ended June 30, 2013 was $7.1 million or an effective tax rate of 33.8%, compared to the tax provision for the three months ended July 1, 2012 of $9.9 million or an effective tax rate of 31.6%. The decrease in income tax expense for the three months ended June 30, 2013 compared to the same period in the prior year was predominantly due to lower pre-tax earnings for the three months ended June 30, 2013. The increase in the effective tax rate for the three month period ended June 30, 2013, compared to the same period in the prior year was primarily caused by a loss incurred during the three month period ended June 30, 2013 in a jurisdiction where no tax benefit could be recorded. Because tax benefit could not be recorded, the forecasted earnings from this jurisdiction were excluded from the determination of the effective tax rate which results in an increase to the tax rate from foreign earnings. This increase was partially offset by the release of tax reserves resulting from the resolution of certain state tax issues.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various US and foreign jurisdictions.

Net Income

Net income decreased $7.5 million, or 35.0%, to $14.0 million for the three months ended June 30, 2013, from $21.5 million for the three months ended July 1, 2012. This decrease was primarily due to an increase of $18.2 million in operating expenses, which was primarily driven by acquisition-related research and development. The increase in operating expenses was partially offset by an increase in gross profit of $8.8 million, which was largely attributable to revenue growth, and a decrease in the provision for income taxes by $2.8 million.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 12, Segment Information, Operations by Geographic Area and Significant Customers, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended June 30, 2013 with the comparable reporting periods in the preceding year.

Retail

	Three Months Ended
	June 30, 2013	% Change	July 1, 2012
	( in thousands, except percentage data)
Net revenue	$117,395	3.1%	$113,824
Percentage of net revenue	32.8%		35.5%
Contribution income	15,761	(15.1)%	18,559
Contribution margin	13.4%		16.3%
Net revenue increased $3.6 million, or 3.1%, to $117.4 million for the three months ended June 30, 2013, from $113.8 million for the three months ended July 1, 2012. The increase was primarily due to increased sales of our broadband gateways, multimedia products, and home security monitoring and automation products. These increases were partially offset by a decrease in sales of our home wireless products. Contribution income decreased $2.8 million, or 15.1%, to $15.8 million for the three months ended June 30, 2013, from $18.6 million for the three months ended July 1, 2012. The decrease was primarily due to increased cost of revenues driven by unfavorable product mix and increased warranty costs.
Commercial

	Three Months Ended
	June 30, 2013	% Change	July 1, 2012
	(in thousands, except percentage data)
Net revenue	$88,446	9.7%	$80,626
Percentage of net revenue	24.7%		25.1%
Contribution income	20,476	5.4%	19,429
Contribution margin	23.2%		24.1%

Net revenue increased $7.8 million, or 9.7%, to $88.4 million for the three months ended June 30, 2013, from $80.6 million for the three months ended July 1, 2012. The increase was primarily driven by increased sales of our network storage products and smart switches. Contribution income increased $1.0 million, or 5.4%, to $20.5 million for the three months ended June 30, 2013, from $19.4 million for the three months ended July 1, 2012. This increase was primarily attributable to the increase in net revenue and a decrease in sales and marketing and research and development costs, partially offset by an increase warranty and freight costs.
Service Provider

	Three Months Ended
	June 30, 2013	% Change	July 1, 2012
	( in thousands, except percentage data)
Net revenue	$151,878	20.3%	$126,205
Percentage of net revenue	42.5%		39.4%
Contribution income	14,090	46.6%	9,609
Contribution margin	9.3%		7.6%

Net revenue in the service provider business unit increased $25.7 million, or 20.3%, to $151.9 million for the three months ended June 30, 2013, from $126.2 million for the three months ended July 1, 2012. The increase was primarily attributable to increased sales of our mobile products as a result of the AirCard acquisition and home security monitoring and automation products, partially offset by a decrease in sales of broadband gateways. Contribution income increased $4.5 million, or 46.6%, to $14.1 million for the three months ended June 30, 2013, from $9.6 million for the three months ended July 1, 2012, primarily due to an increase in gross profit, driven by an increase in net revenues, partially offset by an increase in research and development costs.

Six Months Ended June 30, 2013 Compared to Six Months Ended July 1, 2012

Net Revenue

Net revenue increased $4.8 million, or 0.7%, to $651.1 million for the six months ended June 30, 2013, from $646.3 million for the six months ended July 1, 2012. The increase in net revenue was primarily attributable to increased sales of our mobile and home security monitoring and automation products, partially offset by a decrease in sales of our broadband gateways. We experienced an increase in revenues in the Americas and APAC regions. In addition, our retail and commercial business units increased year-over-year, while service provider was relatively flat. For discussion of net revenue by geographic region see the section entitled "Net Revenue by Geographic Region." For discussion of net revenue by segment see the section entitled “Segment Information.”

Net Revenue by Geographic Region

	Six Months Ended
	June 30, 2013	% Change	July 1, 2012
	(In thousands, except percentage data)
Americas	$357,524	7.8%	$331,793
Percentage of net revenue	54.9%		51.3%
EMEA	$215,492	(11.3)%	$242,896
Percentage of net revenue	33.1%		37.6%
APAC	$78,102	9.1%	$71,586
Percentage of net revenue	12.0%		11.1%
Total net revenue	$651,118	0.7%	$646,275

The increase in Americas net revenue was primarily attributable to the increase in sales of our mobile products, home security monitoring and automation products, switches, multimedia products and network storage products. The decrease in EMEA net revenue was primarily attributable to continuing macroeconomic weakness in the European market and a decrease in sales of our home wireless products, broadband gateways and network storage products. The increase in APAC was primarily attributable an increase in sales of our mobile products, broadband gateways products and switches.

Americas continues to represent the largest percentage of our net revenue, and APAC increased as a percentage of revenue. EMEA decreased as a percentage of revenue as we continued to see macroeconomic weakness in the European market.
Cost of Revenue and Gross Margin

	Six Months Ended
	June 30, 2013	% Change	July 1, 2012
	(In thousands, except percentage data)
Cost of revenue	$459,951	1.8%	$451,788
Gross margin percentage	29.4%		30.1%

Cost of revenue increased $8.2 million, or 1.8%, to $460.0 million for the six months ended June 30, 2013, from $451.8 million for the six months ended July 1, 2012. The increase was primarily driven by the increase in net revenue. Our gross margin decreased to 29.4% for the six months ended June 30, 2013, from 30.1% for the six months ended July 1, 2012. The decrease in gross margin was primarily attributable to increased amortization expense, primarily attributable to assets acquired from AirCard and Arada, and acquisition accounting adjustments to inventory related to the AirCard acquisition, and additional warranty.

Operating Expenses

Research and Development

	Six Months Ended
	June 30, 2013	% Change	July 1, 2012
	(In thousands, except percentage data)
Research and development expense	$39,319	36.2%	$28,878
Percentage of net revenue	6.0%		4.5%

Research and development expenses increased $10.4 million, or 36.2%, to $39.3 million for the six months ended June 30, 2013, from $28.9 million for the six months ended July 1, 2012. Additionally, research and development expenses increased as a percentage of net revenue to 6.0% for the six months ended June 30, 2013, from 4.5% for the six months ended July 1, 2012. These increases were primarily due to significant growth in research and development headcount as a result of our acquisitions during the second quarter. Personnel and facility-related expenses increased by $9.8 million, and expenses related to projects and outside professional services also increased by $1.6 million. These increases were partially offset by a decrease in variable compensation of $1.0 million. Research and development headcount increased by 160 employees to 408 employees at June 30, 2013 compared to 248 employees at July 1, 2012.

Sales and Marketing

	Six Months Ended
	June 30, 2013	% Change	July 1, 2012
	(In thousands, except percentage data)
Sales and marketing expense	$76,795	0.2%	$76,647
Percentage of net revenue	11.9%		11.9%

Sales and marketing expense increased $0.1 million, or 0.2%, to $76.8 million for the six months ended June 30, 2013, from $76.6 million for the six months ended July 1, 2012. Sales and marketing expense as a percentage of net revenue was relatively flat for the six months ended June 30, 2013 as compared to the six months ended July 1, 2012. The increase was due to increases of $2.6 million in amortization of intangible assets, largely related to intangible assets acquired from AirCard and Arada, and $1.3 million in marketing costs. These increases were partially offset by decreases of $1.3 million in variable compensation expenses, $1.0 million in projects and outside professional services, $0.7 million in freight costs, and $0.7 million in personnel-related expenses, primarily attributable to less travel. Sales and marketing headcount increased by 50 employees to 401 employees at June 30, 2013 compared to 351 employees at July 1, 2012.

General and Administrative

	Six Months Ended
	June 30, 2013	% Change	July 1, 2012
	(In thousands, except percentage data)
General and administrative expense	$24,646	13.9%	$21,632
Percentage of net revenue	3.8%		3.3%

General and administrative expenses increased $3.0 million, or 13.9%, to $24.6 million for the six months ended June 30, 2013, from $21.6 million for the six months ended July 1, 2012. The increase was primarily attributable to a $3.9 million increase in outside legal services due to additional litigation and merger and acquisition activity, and a $0.5 million increase in personnel and facility-related expenses. These increases were partially offset by $1.3 million decrease in variable compensation. General and administrative headcount increased by 22 employees to 139 employees at June 30, 2013 compared to 117 employees at July 1, 2012.

Restructuring and Other Charges

We incurred restructuring and other charges of $1.6 million during the six months ended June 30, 2013. Of the $1.6 million restructuring and other charges incurred, $1.4 million are transition costs related to the AirCard acquisition and $0.2 million are restructuring charges related to an office lease exit liability related to the AVAAK acquisition. In addition, the Company recorded a restructuring adjustment of $90,000 to decrease the previously recorded severance liability related to the consolidation of product groups within the commercial business unit. For a further discussion of our restructuring expenses, please see Note 15, Restructuring and Other Charges, of the Notes to Unaudited Condensed Consolidated Financial Statements. There were no restructuring and other charges in the six months ended July 1, 2012.

Litigation Reserve

We recorded litigation reserve charges of $3.6 million for estimated costs related to the Ericsson judgment during the six months ended June 30, 2013, and a benefit of $151,000 as the result of a recovery due to indemnification of one of our suppliers for previously reserved amounts, during the six months ended July 1, 2012. For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Interest Income and Other Income (Expense), Net

	Six Months Ended
	June 30, 2013	% Change	July 1, 2012
	(In thousands, except percentage data)
Interest income	$244	3.8%	$235
Other income (expense), net	(474)	(91.9)%	(247)
Total interest income and other income (expense), net	$(230)	(1,816.7)%	$(12)

Interest income was flat for the six months ended June 30, 2013 compared to the six months ended July 1, 2012. Interest rates were up slightly during the six months ended June 30, 2013 compared to the six months ended July 1, 2012, offset by a decrease in our cash balance.

Other income (expense), net, decreased $0.2 million, to expense of $0.5 million for the six months ended June 30, 2013, from expense of $0.2 million for the six months ended July 1, 2012. The decrease was primarily attributable to foreign currency losses. In addition, our foreign currency hedging program reduced volatility associated with hedged currency exchange rate movements during six months ended June 30, 2013. For details of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The income tax provision for the six months ended June 30, 2013 was $15.7 million or an effective tax rate of 34.9%, compared to the tax provision for the six months ended July 1, 2012 of $20.5 million or an effective tax rate of 30.5%. The decrease in income tax expense for the six months ended June 30, 2013 compared to the same period in the prior year was predominantly due to lower pre-tax earnings for the six months ended June 30, 2013. The increase in the effective tax rate for the six month period ended June 30, 2013, compared to the same period in the prior year was primarily caused by a loss incurred during the six month period ended June 30, 2013 in a jurisdiction where no tax benefit could be recorded. Because tax benefit could not be recorded, the forecasted earnings from this jurisdiction were excluded from the determination of the effective tax rate which results in an increase to the tax rate from foreign earnings. This increase was partially offset by the release of tax reserves resulting from the resolution of certain state tax issues. Additionally, for the six months ended June 30, 2013 there was an offset for the recognition of the tax benefit for the 2012 U.S. federal research credit. On January 2, 2013 the American Taxpayer Relief Act of 2012 reinstated the research credit, retroactive to January 1, 2012. Accordingly, the entire benefit for the 2012 research credit of approximately $734,000 was recognized in the first fiscal quarter of 2013.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various US and foreign jurisdictions.

Net Income

Net income decreased $17.3 million, or 37.2%, to $29.3 million for the six months ended June 30, 2013, from $46.7 million for the six months ended July 1, 2012. This decrease was primarily due to a decrease in gross profits driven by additional warranty and acquisition-related expenses, and an increase in operating expenses of $18.6 million, primarily attributable to acquisition-related activity and increased investments in research and development. Those increases were partially offset by a decrease in the provision for income taxes of $4.8 million.

Segment Information

Retail

	Six Months Ended
	June 30, 2013	% Change	July 1, 2012
	( in thousands, except percentage data)
Net revenue	$243,717	0.4%	$242,801
Percentage of net revenue	38.4%		37.6%
Contribution income	34,379	(23.3)%	44,831
Contribution margin	14.1%		18.5%
Net revenue in the retail business unit increased $0.9 million, or 0.4%, to $243.7 million for the six months ended June 30, 2013, from $242.8 million for the six months ended July 1, 2012. The increase was primarily due to increased sales of our multimedia products, home security monitoring and automation products, and broadband gateways, partially offset by a decrease in home wireless products. Contribution income decreased $10.5 million, or 23.3%, to $34.4 million for the six months ended June 30, 2013, from $44.8 million for the six months ended July 1, 2012. The decrease was primarily due to increased cost of revenues driven by increased freight and warranty costs, and an unfavorable product mix.
Commercial

	Six Months Ended
	June 30, 2013	% Change	July 1, 2012
	(in thousands, except percentage data)
Net revenue	$159,297	2.6%	$155,258
Percentage of net revenue	24.5%		24.0%
Contribution income	34,287	6.2%	32,274
Contribution margin	21.5%		20.8%
Net revenue in the commercial business unit increased $4.0 million, or 2.6%, to $159.3 million for the six months ended June 30, 2013, from $155.3 million for the six months ended July 1, 2012. The increase is primarily attributable to an increase in sales from our smart switch and network storage product lines. Contribution income increased $2.0 million, or 6.2%, to $34.3 million for the six months ended June 30, 2013, from $32.3 million for the six months ended July 1, 2012. The increase was primarily attributable to a decrease in sales and marketing and research and development costs.
Service Provider

	Six Months Ended
	June 30, 2013	% Change	July 1, 2012
	( in thousands, except percentage data)
Net revenue	$248,104	0.0%	$248,216
Percentage of net revenue	38.1%		38.4%
Contribution income	23,581	4.6%	22,539
Contribution margin	9.5%		9.1%

Net revenue in the service provider business unit decreased $0.1 million, to $248.1 million for the six months ended June 30, 2013, from $248.2 million for the six months ended July 1, 2012. The decrease is primarily attributable to a decrease in sales of our broadband gateways and home wireless products, partially offset by an increase in sales of our mobile products as a result of the AirCard acquisition and home security monitoring and automation products. Contribution income increased $1.0 million, or 4.6%, to $23.6 million for the six months ended June 30, 2013, from $22.5 million for the six months ended July 1, 2012. The increase is primarily due to an increase in gross profit, primarily driven by decreased freight and warranty costs, and a favorable product mix.

Liquidity and Capital Resources
Our cash and cash equivalents balance decreased from $149.0 million as of December 31, 2012 to $146.9 million as of June 30, 2013. Our short-term investments, which represent the investment of funds available for current operations, decreased from $227.8 million as of December 31, 2012 to $141.2 million as of June 30, 2013, resulting from sale of treasuries. Operating activities during the six months ended June 30, 2013 provided cash of $56.2 million, compared to $14.6 million provided in the six months ended July 1, 2012. Investing activities during the six months ended June 30, 2013 used cash of $62.9 million, primarily for $144.8 million in payments towards the AirCard and Arada acquisitions, partially offset by $184.3 million in proceeds from the sale and maturity of short-term investments. During the six months ended June 30, 2013, financing activities provided cash of $4.7 million, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.
Our days sales outstanding ("DSO") decreased from 76 days as of December 31, 2012 to 73 days as of June 30, 2013. DSO as of June 30, 2013 was lower due to our continuous efforts to closely manage collections and effectively mitigate risk.
Our accounts payable increased from $87.3 million at December 31, 2012 to $129.5 million at June 30, 2013. The increase was primarily attributable to revenue growth and timing of payments.
Inventory increased by $10.5 million from $174.9 million at December 31, 2012 to $185.4 million at June 30, 2013. In the three months ended June 30, 2013 we experienced annualized ending inventory turns of approximately 5.5, up from approximately 5.0 in the three months ended December 31, 2012.
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

On June 21, 2013, we acquired certain assets and operations of Arada, a privately-held company that develops, licenses, and provides solutions for the next generation of uses of Wi-Fi, for a total purchase consideration of $5.3 million in cash. We believe the acquisition will bolster our wireless product offerings in our commercial business unit and strengthen our market position in the small to medium size campus wireless LAN market.

On April 2, 2013, we paid $140.0 million of the aggregate purchase price and completed the acquisition of select assets and operations of the Sierra Wireless, Inc. AirCard business, including several customer relationships, a world-class LTE engineering team, certain intellectual property, inventory and fixed assets. We believe this acquisition will accelerate the mobile initiative of the service provider business unit to become a global leader in providing the latest in LTE data networking access devices.
In October 2008, the Board of Directors authorized management to repurchase up to 6,000,000 shares of our common stock in the open market. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity is at the discretion of management and contingent on a number of factors, including levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. We did not repurchase any shares under this authorization during the six months ended June 30, 2013 and July 1, 2012. As of June 30, 2013, we were authorized to repurchase up to 4.8 million shares under the share repurchase plan.

In the six months ended June 30, 2013, we repurchased approximately 13,000 shares, or $0.5 million of our common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. Similarly, during the six months ended July 1, 2012, we repurchased approximately 22,000 shares, or $0.8 million of our common stock, respectively, under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no material changes during the six months ended June 30, 2013 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At June 30, 2013, we had approximately $217 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.
As of June 30, 2013, we had $13.0 million of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $2.2 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of June 30, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. Our critical accounting policies have not materially changed during the six months ended June 30, 2013.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2013, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

•	labor unrest at facilities managed by our third-party manufacturers;

•	seasonal shifts in end market demand for our products, particularly in our retail business;

•	unanticipated increase in costs, including air freight, associated with shipping and delivery of our products;

•	our failure to implement and maintain the appropriate internal controls over financial reporting which may result in restatements of our financial statements; and

•	any changes in accounting rules.

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

The recent indications of continued economic recession throughout various regions worldwide, especially in Europe, have presented significant challenges to our business. For example, we believe that decreased demand in Europe has adversely impacted our net revenue in all three of our business units for the first half of 2013, relative to prior periods. If conditions in the global economy, including Europe, Australia and the United States, or other key vertical or geographic markets continue to remain weak and uncertain or weaken even further, such conditions could have a material adverse impact on our business, operating results and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

In addition, the ongoing economic problems affecting the financial markets and the ongoing uncertainty in global economic conditions have resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the recent challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and even Italy, has had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, the recovery of the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered or reversed, which could have a material adverse effect on us. For example, the aggregate number of resellers of our products decreased during the third quarter of 2012; we believe this was caused by the difficult worldwide economic environment, and especially the difficulties experienced in Europe. There could also be a number of other follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

We have been and will be investing increased additional in-house resources on software research and development, which could disrupt our ongoing business and present distinct risks from our historically hardware-centric business.

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

From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. For example, in June 2012 and June 2013 we acquired select assets of two separate engineering operations in India to enhance our wireless product offerings in our commercial business unit. Additionally in July 2012, we closed the acquisition of privately held AVAAK, Inc., creators of the VueZone® home video monitoring system, and in April 2013, we closed the acquisition of the AirCard business of Sierra Wireless, Inc. The AirCard acquisition represents our largest acquisition, both in terms of consideration and headcount. Acquisitions involve numerous risks and challenges, including but not limited to the following:

•	integrating the companies, assets, systems, products, sales channels and personnel that we acquire;

•	higher than anticipated acquisition and integration costs and expenses;

•	reliance on third parties to provide transition services for a period of time after closing to ensure an orderly transition of the business;

•	growing or maintaining revenues to justify the purchase price and the increased expenses associated with acquisitions;

•	entering into territories or markets with which we have limited or no prior experience;

•	establishing or maintaining business relationships with customers, vendors and suppliers who may be new to us;

•	overcoming the employee, customer, vendor and supplier turnover that may occur as a result of the acquisition;

•	disruption of, and demands on, our ongoing business as a result of integration activities including diversion of management's time and attention from running the day to day operations of our business;

•	inability to implement uniform standards, disclosure controls and procedures, internal controls over financial reporting and other procedures and policies in a timely manner;

•	inability to realize the anticipated benefits of or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire; and

•	potential post-closing disputes.

As part of undertaking an acquisition, we may also significantly revise our capital structure or operational budget, such as issuing common stock that would dilute the ownership percentage of our stockholders, assuming liabilities or debt, utilizing a substantial portion of our cash resources to pay for the acquisition or significantly increasing operating expenses. Our acquisitions have resulted and may in the future result in charges being taken in an individual quarter as well as future periods, which results in variability in our quarterly earnings. In addition, our effective tax rate in any particular quarter may also be impacted by acquisitions. Following the closing of an acquisition, we may also have disputes with the seller regarding contractual requirements and covenants. Any such disputes may be time consuming and distract management from other aspects of our business. In addition, if we continue to increase the pace or size of acquisitions, as we have done since mid-2012, we will have to expend significant management time and effort into the transactions and the integrations and we may not have the proper human resources bandwidth to ensure successful integrations and accordingly, our business could be harmed.

As part of the terms of acquisition, we may commit to pay additional contingent consideration if certain revenue or other performance milestones are met. We are required to evaluate the fair value of such commitments at each reporting date and adjust the amount recorded if there are changes to the fair value.

We cannot ensure that we will be successful in selecting, executing and integrating acquisitions. Particularly with the acquisition of the AirCard business of Sierra Wireless, our management has been singularly focused on executing a successful integration given the size and significance of that acquisition. Failure to manage and successfully integrate acquisitions, especially the AirCard business of Sierra Wireless, could materially harm our business and operating results. In addition, if stock market analysts or our stockholders do not support or believe in the value of the acquisitions that we choose to undertake, our stock price may decline.

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

We are also subject to examination by the Internal Revenue Service, or IRS, and other tax authorities, including state revenue agencies and foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

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

We manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. To our knowledge, we maintain compliance with all applicable current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where new regulations have been enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the SEC passed final rules in August 2012 regarding investigation and disclosure of the use of certain “conflict minerals” in our products. These rules apply to our business, and we are expending significant resources to ensure compliance. If there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that regulation would have a material adverse impact on our business, financial condition and results of operations.

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

We sell a substantial portion of our products through broadband service providers worldwide. Our service provider business unit has accounted for a significant portion of our growth over the last several fiscal quarters. Our service provider business is increasingly becoming a larger proportion of our business, especially after the recent closing of the acquisition of the Sierra Wireless AirCard business. The service provider business is challenging and exceptionally competitive. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from what we have traditionally faced with the other channels. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. We have, in exceptional limited circumstances, shipped products prior to agreement on a definitive contract. We do not record revenue from these shipments until a definitive contract exists. There is risk that we do not ultimately close and sign a definitive contract. It this occurs, the timing of revenue recognition is uncertain and our business would be harmed. In addition, we often commence building custom-made products prior to execution of a contract in order to meet the customer's contemplated launch dates and requirements. Service provider products are generally custom-made for a specific customer and may not be salable to other customers or in other channels. If we have pre-built custom-made products but do not come to agreement on a definitive contract, we may be forced to scrap the custom-made products or re-work them at substantial cost and our business would be harmed.

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

Additionally, if there is consolidation among our customer base, certain customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products with those of our competitors and cancellations of orders, each of which would harm our operating results. Consolidation among our service provider customers worldwide may also make it more difficult to grow our service provider business, given the fierce competition for the already limited number of service providers worldwide and the long sales cycles to close deals. For example, in June 2013, Liberty Global, a service provider with operations worldwide, completed its acquisition of Virgin Media Limited, one of our significant customers. Because we have not conducted business with Liberty Global in the past, Virgin Media may be directed by Liberty Global to develop relationships and business with other Liberty Global vendors, many of which are our competitors. Similarly, Sprint Nextel Corp., the parent company of one of our significant customers for AirCard products, has recently been the subject of various acquisition overtures. If consolidation among our customer base becomes more prevalent, our operating results may be harmed.

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

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors. A competitor with more extensive product lines and stronger brand identity may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. Our traditional retail customers have faced increased and significant competition from online retailers. If we cannot effectively manage our business amongst our online customers and traditional retail customers, our business would be harmed. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer's Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. We also sell products to broadband service providers. Competition for selling to broadband service providers is fierce and intense. Penetrating service provider accounts typically involves a long sales cycle and the challenge of displacing incumbent suppliers with established relationships and field-deployed products. For example, during the third quarter of 2012, the aggregate number of resellers of our products decreased from approximately 42,000 to approximately 40,000. We believe this decrease was caused by the difficult worldwide economic environment, and especially the difficulties experienced in Europe. If we are unable to maintain and expand our sales channels, our growth would be limited and our business would be harmed.

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

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third party manufacturers, including original design manufacturers, or ODMs, and original equipment manufacturers, as well as contract manufacturers. In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors. Due to weak economic conditions, the viability of some of these third-party manufacturers may be at risk. Our ODM's are increasingly refusing to work with us on certain projects, such as projects for manufacturing products for our service provider customers. Because our service provider customers command significant resources, including for software support, and demand extremely competitive pricing, our ODMs are starting to refuse to engage on service provider terms. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. For example, as a result of both our April 2013 acquisition of the AirCard business from Sierra Wireless, Inc. and our July 2012 acquisition of AVAAK, Inc., we have commenced doing business with two new contract manufacturers. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third party manufacturer which would take significant effort and our business may be harmed. In addition, as we contemplate moving manufacturing into different jurisdictions, we will be subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

We are expanding our operations and pursuing market opportunities both domestically and internationally in order to grow our sales. As a result of the acquisition of the AirCard business of Sierra Wireless, we have added two new locations with over 80 personnel housed at each site, one in Carlsbad, California, and one in Richmond, British Columbia. We expect that this expansion will require enhancements to our existing management information systems, and operational and financial controls. In addition, if we continue to grow, our expenditures will likely be significantly higher than our historical costs. We may not be able to install adequate controls in an efficient and timely manner as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management, operational and financial resources. In addition, if we grow internationally, we will have to expand and enhance our communications infrastructure. In the second fiscal quarter of 2011, we reorganized our business into three business units: retail, commercial, and service provider. Our reorganization into three business units may cause significant distraction to our management and employees. For example, channel and pricing conflicts may arise in certain territories as each of our business units may engage in selling activities which may benefit that business unit at the expense of another business unit. In addition, disclosures of previously non-public information in connection with our reorganization may also provide our competitors with strategic data which may put us at a competitive disadvantage and harm our business. These new disclosures about our performance may also cause our stock price to decline. As part of this expansion and reorganization, we have also commenced utilizing an alternative customer support model for certain of our end user technical support services. This alternative model permits a customer support agent to attempt to sell additional services and/or products to an end user who calls for technical support. If we are unable to successfully manage this alternative model, our end user customers may become frustrated with the customer experience and cease purchasing our products, and our business would be harmed. If we fail to continue to improve our management information systems, procedures and financial controls or encounter unexpected difficulties during expansion and reorganization, our business could be harmed.

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

International sales comprise a significant amount of our overall net revenue. International sales were 45% of overall net revenue in the three months ended June 30, 2013 and 51% in the three months ended July 1, 2012. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

•
stringent consumer protection and product compliance regulations, including but not limited to the Restriction of Hazardous Substances directive, the Waste Electrical and Electronic Equipment directive and the recently enacted European Ecodesign directive, or EuP, that are costly to comply with and may vary from country to country;

•	difficulties and costs of staffing and managing foreign operations;

•	business difficulties, including potential bankruptcy or liquidation, of any of our worldwide third party logistics providers; and

•	changes in local tax laws.

While we believe we generally have good relations with our employees, employees in certain jurisdictions have rights which give them certain collective rights. If management must expend significant resources and effort to address and comply with these rights, our business may be harmed. We are also required to comply with local environmental legislation and our customers rely on this compliance in order to sell our products. If our customers do not agree with our interpretations and requirements of new legislation, such as the EuP, they may cease to order our products and our revenue would be harmed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 28, 2013	4,548	$28.80	—	4,831,220
April 29, 2013 - May 26, 2013	—	—	—	4,831,220
May 27, 2013 - June 30, 2013	452	$32.43	—	4,831,220
Total	5,000	$29.12	—

1.
On October 21, 2008, the Board of Directors authorized the repurchase of up to 6,000,000 shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. The Company did not repurchase any shares under this authorization during the three months ended June 30, 2013, and July 1, 2012.

2.
We repurchased approximately 5,000 shares, or $0.1 million of common stock to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended June 30, 2013. Similarly, during the three months ended July 1, 2012, we repurchased approximately 6,000 shares, or $0.2 million of common stock, respectively, to help facilitate tax withholding for RSUs.

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

10.1	NETGEAR, Inc. Deferred Compensation Plan (1)
10.2	NETGEAR, Inc. Executive Bonus Plan, as amended and restated April 1, 2013 (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 5, 2013 with the Securities and Exchange Commission.
(2)	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed on April 16, 2013 with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant
/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 6, 2013

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

10.1	NETGEAR, Inc. Deferred Compensation Plan (1)
10.2	NETGEAR, Inc. Executive Bonus Plan, as amended and restated April 1, 2013 (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 5, 2013 with the Securities and Exchange Commission.
(2)	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed on April 16, 2013 with the Securities and Exchange Commission.