Form 10-Q
period 2013-09-29
NETGEAR, INC
filed 2013-11-05
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 29, 2013.
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

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 38,759,918 as of October 29, 2013.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 29, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$160,484	$149,032
Short-term investments	140,934	227,845
Accounts receivable, net	269,964	256,014
Inventories	211,275	174,903
Deferred income taxes	25,455	22,691
Prepaid expenses and other current assets	38,477	33,724
Total current assets	846,589	864,209
Property and equipment, net	25,450	19,025
Intangibles, net	88,631	27,621
Goodwill	155,916	100,880
Other non-current assets	24,608	22,834
Total assets	$1,141,194	$1,034,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,273	$87,310
Accrued employee compensation	17,185	18,338
Other accrued liabilities	136,707	126,255
Deferred revenue	26,225	27,645
Income taxes payable	3,541	1,382
Total current liabilities	302,931	260,930
Non-current income taxes payable	13,314	13,735
Other non-current liabilities	6,366	5,293
Total liabilities	322,611	279,958
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	39	38
Additional paid-in capital	415,254	394,427
Cumulative other comprehensive (loss) income	(151)	4
Retained earnings	403,441	360,142
Total stockholders’ equity	818,583	754,611
Total liabilities and stockholders’ equity	$1,141,194	$1,034,569
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net revenue	$361,895	$315,210	$1,013,013	$961,485
Cost of revenue	260,236	217,522	720,187	669,310
Gross profit	101,659	97,688	292,826	292,175
Operating expenses:
Research and development	23,320	17,399	62,639	46,277
Sales and marketing	39,465	37,600	116,260	114,247
General and administrative	11,930	11,888	36,576	33,520
Restructuring and other charges	400	—	1,957	—
Litigation reserves, net	305	269	3,908	420
Impairment charges	2,000	—	2,000	—
Total operating expenses	77,420	67,156	223,340	194,464
Income from operations	24,239	30,532	69,486	97,711
Interest income	71	109	315	344
Other income, net	511	3,070	37	2,823
Income before income taxes	24,821	33,711	69,838	100,878
Provision for income taxes	10,364	9,920	26,053	30,418
Net income	$14,457	$23,791	$43,785	$70,460
Net income per share:
Basic	$0.37	$0.62	$1.14	$1.86
Diluted	$0.37	$0.61	$1.12	$1.82
Weighted average shares outstanding used to compute net income per share:
Basic	38,700	38,162	38,562	37,978
Diluted	39,198	38,802	39,127	38,682
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$14,457	$23,791	$43,785	$70,460
Other comprehensive loss, before tax:
Unrealized loss on derivative instruments	(215)	(303)	(146)	(187)
Unrealized gain (loss) on available-for-sale securities	26	23	(15)	(12)
Other comprehensive loss, before tax	(189)	(280)	(161)	(199)
Tax (expense) benefit related to items of other comprehensive income	(10)	(7)	6	5
Other comprehensive loss, net of tax	(199)	(287)	(155)	(194)
Comprehensive income	$14,258	$23,504	$43,630	$70,266
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$43,785	$70,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,745	12,125
Purchase premium amortization on investments	878	2,018
Non-cash stock-based compensation	12,492	10,806
Income tax benefit associated with stock option exercises	483	926
Excess tax benefit from stock-based compensation	(665)	(1,374)
Gain on sale of cost method investment	—	(3,126)
Impairment charges	2,000	—
Deferred income taxes	(4,381)	(1,602)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(13,951)	12,469
Inventories	(33,499)	(14,603)
Prepaid expenses and other assets	(8,795)	74
Accounts payable	40,993	(26,855)
Accrued employee compensation	(1,153)	(6,005)
Other accrued liabilities	8,721	(2,126)
Deferred revenue	404	(12,120)
Income taxes payable	1,737	(3,507)
Net cash provided by operating activities	72,794	37,560
Cash flows from investing activities:
Purchases of short-term investments	(128,322)	(308,787)
Proceeds from sales and maturities of short-term investments	214,341	223,733
Purchase of property and equipment	(11,709)	(11,492)
Payments for patents	(275)	—
Proceeds from sale of cost method investment	3,890	—
Payments made in connection with business acquisitions	(147,215)	(28,625)
Net cash used in investing activities	(69,290)	(125,171)
Cash flows from financing activities:
Purchase and retirement of treasury stock	(486)	(815)
Proceeds from exercise of stock options	5,630	10,757
Proceeds from issuance of common stock under employee stock purchase plan	2,139	1,998
Excess tax benefit from stock-based compensation	665	1,374
Net cash provided by financing activities	7,948	13,314
Net increase (decrease) in cash and cash equivalents	11,452	(74,297)
Cash and cash equivalents, at beginning of period	149,032	208,898
Cash and cash equivalents, at end of period	$160,484	$134,601
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three and nine months ended September 29, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.	Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s significant accounting policies have not materially changed during the nine months ended September 29, 2013.

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

In July 2013, the FASB issued ASU 2013-11, "Income Taxes," which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, the Company’s unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. ASU 2013-11 is effective for the Company beginning in the first quarter fiscal 2014 and applied prospectively or retroactively with early adoption permitted. Since the adoption of the authoritative guidance only requires additional disclosures, it does not have an impact on the Company's financial position, results of operations or cash flows.

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
The allocation of the purchase price was as follows (in thousands):

Property and equipment, net	$15
Intangible assets, net	4,040
Goodwill	1,195
Total purchase price	$5,250
The fair values for tangible and intangible assets acquired and liabilities assumed were based on estimates of their fair values as of the acquisition date. These estimates are subject to revision, which may result in adjustments to the values presented above. We expect to finalize these amounts within twelve months from the acquisition date.
Of the $1.2 million of goodwill recorded on the acquisition of Arada, approximately $0.7 million and $1.2 million are deductible for U.S. federal and state income tax purposes, respectively. The goodwill recognized, which was assigned to the Company's commercial business unit, is primarily attributable to expected synergies resulting from the acquisition.
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

AirCard Division of Sierra Wireless, Inc.
On April 2, 2013, the Company completed the acquisition of select assets and operations of the Sierra Wireless, Inc. AirCard business ("AirCard"), including customer relationships, a world-class LTE engineering team, certain intellectual property, inventory and property and equipment. The Company believes this acquisition will accelerate the mobile initiative of the service provider business unit to become a global leader in providing the latest in LTE data networking access devices.
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The allocation of the purchase price was as follows (in thousands):

Inventories	$2,874
Prepaid expenses	9,030
Other assets	3,226
Property and equipment, net	7,455
Intangible assets, net	69,700
Goodwill	53,841
Liabilities assumed	(6,096)
Total purchase price	$140,030
In the third quarter of 2013, the Company made an adjustment of $0.5 million to goodwill related to revised inventory estimates. The fair values for tangible and intangible assets acquired and liabilities assumed are based on estimates of their fair values as of the acquisition date. These estimates are subject to revision, which may result in adjustments to the values presented above. We expect to finalize these amounts within twelve months from the acquisition date.
Of the $53.8 million of goodwill recorded on the acquisition of AirCard, approximately $36.6 million, $2.3 million and $53.8 million is deductible for U.S. federal, Canadian, and U.S. state income tax purposes, respectively. The goodwill recognized, which was assigned to the Company's service provider business unit, is primarily attributable to expected synergies resulting from the acquisition.
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
The Company acquired $9.5 million in in-process research and development (“IPR&D”) projects. The value was calculated based on the present value of future estimated cash flows discounted at 13.0%, derived from projections of future revenues attributable to the assets, expected economic life of the assets, and royalty rates. The IPR&D acquired is considered indefinite lived intangible assets until research and development efforts associated with the projects are completed or abandoned. The most significant of the acquired IPR&D projects relate to multimode LTE technologies, Mobile Hot Spot, USB dongle, and Module form factors. As of September 29, 2013, $7.4 million of the acquired IPR&D has reached technical feasibility and was reclassified to definite-lived intangibles and with an estimated useful life of four years. In addition, the Company recorded an impairment charge of $2.0 million in the third quarter of 2013, related to the abandonment of certain IPR&D projects acquired. The Company expects to complete the remaining $0.1 million in IPR&D projects, at an estimated cost of $0.4 million, by the second quarter of 2014.
Pro forma financial information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of AirCard for the periods shown as though the acquisition of AirCard occurred as of the beginning of the fiscal year 2012. The pro forma financial information for the periods presented includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, fair value of acquired inventory, acquisition-related costs, integration expenses

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and related tax effects of these adjustments, where applicable. This information is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2012.
The unaudited pro forma financial information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in millions)
Revenue	$362	$378	$1,058	$1,154
Net income	$15	$25	$45	$75
AVAAK, Inc.
On July 2, 2012, the Company acquired 100% of the voting equity interests of AVAAK, Inc. (“AVAAK”), a privately-held company that developed wire-free video networking products for a total purchase consideration of $24.0 million in cash. The Company believes the acquisition will bolster its retail business unit product offerings and expand its presence into the smart home market. The Company paid $21.6 million of the aggregate purchase price in the third quarter of 2012, and the remaining $2.4 million was paid in the third quarter of 2013.
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

4.	Balance Sheet Components (in thousands)

Short-Term Investments

	As of
	September 29, 2013				December 31, 2012
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$140,738	$31	$—	$140,769	$225,016	$48	$(2)	$225,062
Certificates of Deposits	165	—	—	165	2,783	—	—	2,783
Total	$140,903	$31	$—	$140,934	$227,799	$48	$(2)	$227,845

All of the Company’s marketable securities are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the short-term investments have unrealized losses greater than twelve months.

Cost Method Investments

As of September 29, 2013 and December 31, 2012, the carrying value of the Company's cost method investments was $1.3 million. These investments are included in other non-current assets in the consolidated balance sheets and are carried at cost,

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. There were no impairments recognized in the three and nine months ended September 29, 2013 and September 30, 2012. Realized gains and losses on these investments are reported in other income, net in the consolidated statements of operations.

Accounts receivable, net

	As of
	September 29, 2013	December 31, 2012
Gross accounts receivable	$291,217	$276,084
Allowance for doubtful accounts	(1,256)	(1,256)
Allowance for sales returns	(16,879)	(17,031)
Allowance for price protection	(3,118)	(1,783)
Total allowances	(21,253)	(20,070)
Total accounts receivable, net	$269,964	$256,014

Inventories

	As of
	September 29, 2013	December 31, 2012
Raw materials	$6,869	$4,447
Work in process	4,814	—
Finished goods	199,592	170,456
Total inventories	$211,275	$174,903

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	September 29, 2013	December 31, 2012
Computer equipment	$8,088	$7,290
Furniture, fixtures and leasehold improvements	13,649	12,761
Software	24,328	21,521
Machinery and equipment	46,546	31,694
Construction in progress	34	385
Total property and equipment, gross	92,645	73,651
Accumulated depreciation and amortization	(67,195)	(54,626)
Total property and equipment, net	$25,450	$19,025

Depreciation and amortization of leasehold improvements expense was $4.9 million and $12.7 million for the three and nine months ended September 29, 2013, respectively, and $3.2 million and $8.7 million for the three and nine months ended September 30, 2012, respectively.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangibles, net

The following tables present details of the Company’s purchased intangible assets:

	Gross	Accumulated Amortization	Net
September 29, 2013
Technology	$60,999	$(27,114)	$33,885
Customer contracts and relationships	56,500	(7,349)	49,151
Other	10,545	(5,050)	5,495
Finite-lived intangibles, net	128,044	(39,513)	88,531
Indefinite-lived intangible assets	100	—	100
Total purchased intangible assets, net	$128,144	$(39,513)	$88,631

	Gross	Accumulated Amortization	Net
December 31, 2012
Technology	$32,259	$(22,065)	$10,194
Customer contracts and relationships	16,000	(3,301)	12,699
Other	6,870	(3,142)	3,728
Finite-lived intangibles, net	55,129	(28,508)	26,621
Indefinite-lived intangible assets	1,000	—	1,000
Total purchased intangible assets, net	$56,129	$(28,508)	$27,621

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

As of September 29, 2013, the Company had $0.1 million in indefinite-lived intangible assets. This balance relates to the remaining IPR&D assets acquired in connection with the Company's acquisition of AirCard. IPR&D assets represent IPR&D projects that have not reached technical feasibility and are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets will not be amortized. When the asset reaches technical feasibility, the Company will determine the useful life of the asset, reclassify the asset out of IPR&D, and begin amortization. Development costs incurred after acquisition on acquired IPR&D projects are expensed as incurred. As of September 29, 2013, $7.4 million of the acquired $9.5 million of indefinite-lived assets had reached technical feasibility and as a result, was reclassified from IPR&D to technology. In addition, $2.0 million of IPR&D projects were abandoned during the third quarter of 2013. The Company expects to complete the remaining IPR&D by the second quarter of 2014, for an estimated future cost to complete of $0.4 million.

Amortization of purchased intangible assets was $4.5 million and $11.0 million for the three and nine months ended September 29, 2013, respectively, and $1.4 million and $3.4 million for the three and nine months ended September 30, 2012, respectively. In addition, an impairment charge was recorded in the three months ended September 29, 2013, due to the abandonment of IPR&D discussed above, resulting in impairment charges of $2.0 million in the three and nine months ended September 29, 2013. No impairment charges were recognized in the three and nine months ended September 30, 2012.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows:

Year Ending December 31	Amount
2013 (remaining three months)	$4,514
2014	17,875
2015	17,258
2016	16,896
2017	11,361
Thereafter	20,627
Total expected amortization expense	$88,531

Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 29, 2013 are as follows:

	Retail	Commercial	Service Provider	Total
Goodwill at December 31, 2012	$45,441	$35,084	$20,355	$100,880
Goodwill acquired during the period	—	1,195	53,841	55,036
Goodwill at September 29, 2013	$45,441	$36,279	$74,196	$155,916

During the nine months ended September 29, 2013, the Company recorded goodwill of $55.0 million, related to its acquisitions of AirCard and Arada, including an adjustment of $0.5 million to goodwill, related to a change in the estimated fair value of inventory acquired in the AirCard acquisition. For further discussion, see Note 3, Business Acquisitions. There were no impairments to goodwill during the three and nine months ended September 29, 2013 and September 30, 2012.

Other non-current assets

	As of
	September 29, 2013	December 31, 2012
Non-current deferred income taxes	$18,474	$16,856
Cost method investment	1,322	1,322
Other	4,812	4,656
Total other non-current assets	$24,608	$22,834

Other accrued liabilities

	As of
	September 29, 2013	December 31, 2012
Sales and marketing programs	$44,595	$43,652
Warranty obligation	45,690	46,659
Freight	7,353	4,457
Other	39,069	31,487
Total other accrued liabilities	$136,707	$126,255

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Product Warranties
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
Changes in the Company’s warranty liability, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Nine Months Ended
	September 29, 2013	September 30, 2012
Balance as of beginning of the period	$46,659	$44,846
Provision for warranty liability made during the period	49,570	44,451
Settlements made during the period	(50,539)	(44,904)
Balance at end of period	$45,690	$44,393

6.	Derivative Financial Instruments

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

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, immateriality, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheet at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of its designated hedges are adjusted to fair value through earnings in other income, net in the unaudited condensed consolidated statement of operations.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheet to which they were recorded as of September 29, 2013, and December 31, 2012, are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at September 29, 2013	Balance Sheet Location	Fair Value at December 31, 2012
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$219	Prepaid expenses and other current assets	$1,142
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	9	Prepaid expenses and other current assets	2
Total		$228		$1,144

Derivative Liabilities	Balance Sheet Location	Fair Value at September 29, 2013	Balance Sheet Location	Fair Value at December 31, 2012
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(1,464)	Other accrued liabilities	$(1,616)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	(149)	Other accrued liabilities	(3)
Total		$(1,613)		$(1,619)

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

The following tables set forth the offsetting of derivative assets as of September 29, 2013 and December 31, 2012 (in thousands):

As of September 29, 2013				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$159	$—	$159	$(159)	$—	$—
Wells Fargo Bank	69	—	69	(69)	—	—
Total	$228	$—	$228	$(228)	$—	$—

As of December 31, 2012				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$1,107	$—	$1,107	$(1,107)	$—	$—
Wells Fargo Bank	37	—	37	(37)	—	—
Total	$1,144	$—	$1,144	$(1,144)	$—	$—

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative liabilities as of September 29, 2013 and December 31, 2012 (in thousands):

As of September 29, 2013				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$711	$—	$711	$(159)	$—	$552
Wells Fargo Bank	902	—	902	(69)	—	833
Total	$1,613	$—	$1,613	$(228)	$—	$1,385

As of December 31, 2012				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$1,401	$—	$1,401	$(1,107)	$—	$294
Wells Fargo Bank	218	—	218	(37)	—	181
Total	$1,619	$—	$1,619	$(1,144)	$—	$475

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

The Company expects to reclassify to earnings all of the amounts recorded in other comprehensive income ("OCI") associated with its cash flow hedges over the next twelve months. OCI associated with cash flow hedges of foreign currency revenue is recognized as a component of net revenue in the same period as the related revenue is recognized. OCI associated with cash flow hedges of foreign currency costs of revenue and operating expenses are recognized as a component of cost of revenue and operating expense in the same period as the related costs of revenue and operating expenses are recognized.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended September 29, 2013, and September 30, 2012.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three and nine months ended September 29, 2013, and September 30, 2012, are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended September 29, 2013
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(173)	Net revenue	$2	Other income, net	$(35)
Foreign currency forward contracts	—	Cost of revenue	(2)	Other income, net	—
Foreign currency forward contracts	—	Operating expenses	42	Other income, net	—
Total	$(173)		$42		$(35)

Derivatives Designated as Hedging Instruments	Nine Months Ended September 29, 2013
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$319	Net revenue	$522	Other income, net	$(83)
Foreign currency forward contracts	—	Cost of revenue	(5)	Other income, net	—
Foreign currency forward contracts	—	Operating expenses	(52)	Other income, net	—
Total	$319		$465		$(83)

Derivatives Designated as Hedging Instruments	Three Months Ended September 30, 2012
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(411)	Net revenue	$(253)	Other income, net	$(26)
Foreign currency forward contracts	—	Cost of revenue	5	Other income, net	—
Foreign currency forward contracts	—	Operating expenses	140	Other income, net	—
Total	$(411)		$(108)		$(26)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Nine Months Ended September 30, 2012
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$142	Net revenue	$431	Other income, net	$(134)
Foreign currency forward contracts	—	Cost of revenue	(2)	Other income, net	—
Foreign currency forward contracts	—	Operating expenses	(100)	Other income, net	—
Total	$142		$329		$(134)

(a)	Refer to Note 10, Stockholders' Equity, which summarizes the cumulative other comprehensive income activity related to derivatives.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the three and nine months ended September 29, 2013, and September 30, 2012.

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

The effects of the Company’s derivatives not designated as hedging instruments in other income, net in the unaudited condensed consolidated statements of operations for the three and nine months ended September 29, 2013 and September 30, 2012, are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended September 29, 2013	Nine Months Ended September 29, 2013
Foreign currency forward contracts	Other income, net	$(1,421)	$464

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Foreign currency forward contracts	Other income, net	$(564)	$(515)

7.	Net Income Per Share
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the estimated tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.
Net income per share for the three and nine months ended September 29, 2013, and September 30, 2012, are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$14,457	$23,791	$43,785	$70,460
Weighted average shares outstanding:
Basic	38,700	38,162	38,562	37,978
Dilutive potential common shares	498	640	565	704
Total diluted	39,198	38,802	39,127	38,682

Basic net income per share	$0.37	$0.62	$1.14	$1.86
Diluted net income per share	$0.37	$0.61	$1.12	$1.82

Weighted average stock options and unvested restricted stock awards to purchase 3.0 million shares and 2.6 million shares of the Company’s stock for the three months ended September 29, 2013, and September 30, 2012, respectively, and 2.8 million and 2.7 million shares for the nine months ended September 29, 2013, and September 30, 2012, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

8.	Income Taxes

The income tax provision for the three and nine months ended September 29, 2013 was $10.4 million or an effective tax rate of 41.8% and $26.1 million or an effective tax rate of 37.3%, respectively. The income tax provision for the three and nine months ended September 30, 2012 was $9.9 million or an effective tax rate of 29.4% and $30.4 million or an effective tax rate of 30.2%, respectively. The increase in the effective tax rate for the three and nine month periods ended September 29, 2013, compared to the same period in the prior year was primarily caused by a loss incurred during the three and nine month period ended September 29, 2013 in a jurisdiction where no tax benefit could be recorded. Because the tax benefit could not be recorded, the forecasted earnings from this jurisdiction were excluded from the determination of the effective tax rate which results in an increase to the tax rate from foreign earnings. The tax rate increase for the three and nine month period was partially offset by non-recurring tax benefits of $780,000 related to changes in estimates associated with tax returns as filed during the three months ended September 29, 2013. The tax rate increase for the nine month period was partially offset by the release of tax reserves resulting from the resolution of certain state tax issues as well as the recognition of tax benefit for the 2012 U.S. federal research credit. On January 2, 2013 the American Taxpayer Relief Act of 2012 reinstated the research credit, retroactive to January 1, 2012. Accordingly, the entire benefit for the 2012 research credit of approximately $822,000 was recognized in 2013.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next twelve months is approximately $5.5 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At September 29, 2013, the Company had approximately $211 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 29, 2013.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 29, 2013.

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

Litigation and Other Legal Matters

The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range as a component of legal expense in litigation reserves. The Company monitors developments in these legal matters that could affect the estimate the Company had previously accrued. In relation to such matters, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position within the next twelve months, or the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Ruckus Wireless v. NETGEAR, Inc.

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

Ruckus and the Company in December 2012 requested that the stay of the California actions be lifted. This request to lift the stay was predicated on Ruckus's Withdrawal of Appeal and Cancellation of Claims ("Withdrawal") of the '912 Patent that was on appeal in re-examination at the USPTO and that was asserted by Ruckus in NETGEAR I. Through the filing of the Withdrawal, Ruckus announced its intent to withdraw and its actual withdrawal of its appeal of claims 1, 4-9-14, 18, 19, and 22-29 in re-examination (the "Appealed Claims"), and Ruckus further announced its intent to cancel and its actual cancellation of claims 30-31 in re-examination (the "Cancelled Claims"). Claims 2, 3, 15-17, 20, and 21 had previously been cancelled during re-examination (the "Previously Cancelled Claims"). Because the Appealed Claims and the Cancelled Claims represented the entirety of the claims remaining for consideration in re-examination, and the Previously Cancelled Claims are no longer of record in the offensive case by Ruckus against the Company, there are no remaining claims for re-examination in the '912 Patent and the '912 Patent cannot be asserted against the Company. Thus, the Company and Ruckus requested that the Court lift the stay of this litigation and calendar a case management conference. The case management conference occurred on January 3, 2013. At that time, the Court scheduled a claim construction hearing for August 2013. The parties to the lawsuit - the Company, Rayspan, and Ruckus - also agreed that Ruckus's two offensive cases against the Company and Rayspan should be consolidated because the cases involve similar complaints and common questions of law and fact and doing so will advance the interests of judicial economy.

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

In May 2013, the parties filed their Joint Claim Construction Statement where the parties indicate to the Court the disputed claim language, the parties' competing constructions, and the evidence in support of the parties' positions. Ruckus then filed its opening claim construction brief on June 18, 2013 and the Company filed its reply on July 1, 2013. The parties gave a claim construction tutorial to the Court on August 16, 2013, and, on August 28, 2013, the parties argued their proposed claim constructions before the Court. The Court has not yet issued its claim construction rulings. Discovery is ongoing.

On November 19, 2010, the Company filed suit against Ruckus in the U.S. District Court, District of Delaware for infringement of four of the Company's patents. The Company alleges that Ruckus's manufacture, use, sale or offers for sale within the United States or importation into the United States of products, including wireless communication products, infringe United States Patent Nos. 5,812,531, 6,621,454, 7,263,143, and 5,507,035, all owned by the Company. The Company granted Ruckus an extension to file its answer to the Company's suit, and on January 11, 2011, Ruckus filed a motion to dismiss the Company's suit based on insufficient pleadings. The Company filed its response to Ruckus's motion on January 31, 2011. In addition, on May 6, 2011, Ruckus filed a motion to transfer venue to the Northern District of California. The Court denied Ruckus' motion to transfer the case to the Northern District of California and granted the Company leave to file an amended complaint rather than address the Ruckus motion to dismiss based on insufficient pleadings. The Company filed the proposed amended complaint. Nevertheless, Ruckus filed a second motion to dismiss based on insufficient pleadings by the Company. On March 28, 2012, the Delaware District Court in a memorandum opinion and order denied Ruckus's second motion to dismiss. A scheduling conference occurred April 18, 2012, and the Company submitted its initial disclosures in the case on May 15, 2012. On May 31, 2012, Ruckus filed its third motion to dismiss, asserting that the Company cannot sustain its indirect infringement and willfulness allegations without pleading pre-suit knowledge of the patents. The Company responded to Ruckus's motion to dismiss on June 18, 2012. The Court released the schedule for the case on June 8, 2012 with Claim Construction and Summary Judgment Hearings scheduled for August 9, 2013 and a ten day jury trial scheduled for October 21, 2013. On July 13, 2012, the Company added to its complaint against Ruckus an allegation of infringement of patent number 6,512,480 (“System and method for narrow beam antenna diversity in an RF data transmission system”) by Ruckus's ZoneFlex and MediaFlex products. The Company and Ruckus participated in a court-ordered mediation on September 13, 2012 in Delaware, and the parties did not come to an agreement to settle the litigation pending between the parties. Fact discovery closed on December 14, 2012 and expert discovery is also closed. In addition, all claim construction and summary judgment briefing is finished. On August 9, 2013 the parties argued their claim construction and summary judgment briefing before the Court. On September 30, 2013, the Court dismissed the asserted claims of three of the Company’s five patents in suit because the Court agreed with Ruckus’s summary judgment motions that the claims were indefinite. The Court also released its claim construction rulings the same day. As a result of the Court’s rulings, two patents (6,631,454 and 7,263,143) and five claims remained standing against Ruckus for the trial that began on October 22, 2013 and ended on October 31, 2013. At the conclusion of the trial, a jury rendered a verdict that the two patent and five claims were not infringed by Ruckus, as the Company had contended, and that the patents were not invalid, as Ruckus has contended.

On June 19, 2013, Ruckus filed a complaint in Delaware accusing NETGEAR of infringing United States Patent No. 8,031,129 (“the '129 Patent”) and United States Patent No. 8,150,470 (“the '470 Patent”). Ruckus has accused the Company of infringing the '129 Patent by making, using, offering to sell, selling, and/or importing products, such as the Company's N600 Wireless Dual Band Routers (WNDR3400). Ruckus has also accused the Company of knowingly and actively inducing infringement of the '129 Patent. Ruckus has accused the Company of infringing the '470 Patent by making, using, offering to sell, selling, and/or importing products, such as NETGEAR's N600 Wireless Dual Band Gigabit Routers (WNDR3800). Ruckus has also accused the Company of knowingly and actively inducing infringement of the '470 Patent. On August 26, 2013, Ruckus filed an amended complaint that dropped its claims of induced and willful infringement that were in the original complaint. The Company filed its answer to Ruckus’s complaint on October 15, 2013, and asserted that Ruckus’s patents are invalid and not infringed by the Company.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

It is too early to reasonably estimate the financial impact to the Company as a result of the Ruckus litigation matters.

Northpeak Wireless, LLC v. NETGEAR, Inc.

In October 2008, a lawsuit was filed against the Company and 30 other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court, Northern District of Alabama. Northpeak alleges that the Company's 802.11b compatible products infringe certain claims of U.S. Patent Nos. 4,977,577 ("the '577 Patent") and 5,987,058 ("the '058 Patent"). The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court, Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the USPTO on the asserted patents. The reexaminations of the patents are proceeding. In March 2011, the USPTO confirmed the validity of the asserted claims of the '577 Patent over certain prior art references. In April 2011, the USPTO issued a final office action rejecting both asserted claims of the '058 Patent as being obvious in light of the prior art. In March 2013, the Board of Patent Appeals and Interferences of the USPTO affirmed the rejection of both asserted claims of the '058 Patent. The case remains stayed by stipulation, and no trial date has been set. The Company does not expect there to be a material financial impact to the Company because of this litigation matter.

Ericsson v. NETGEAR, Inc.

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson (collectively “Ericsson”) filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516; 6,330,435; 6,424,625; 6,519,223; 6,772,215; 5,987,019; 6,466,568; and 5,771,468 ("the '468 Patent"). Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants' IEEE 802.11-compliant products. In addition, Ericsson alleged that the Company infringed the claimed methods and apparatuses of the '468 Patent through the Company's PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On March 1, 2011, the defendants filed a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On March 21, 2011, Ericsson filed its opposition to the motion, and on April 1, 2011, defendants filed their reply to Ericsson's opposition to the motion to transfer. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on Jun 9, 2011, the Court set a Markman hearing for June 28, 2012 and trial for June 3, 2013. On June 14, 2011, Ericsson submitted its infringement contentions against the Company. On September 29, 2011, the Court denied the defendants' motion to transfer venue to the Northern District of California. In advance of the Markman hearing, the parties on March 9, 2012 exchanged proposed constructions of claim terms and on April 9, 2012 filed the Joint Claim Construction Statement with the District Court. On May 8, 2012, Ericsson submitted its opening Markman brief and on June 1, 2012 the defendants submitted their responsive Markman brief. Ericsson's Reply Markman brief was submitted June 15, 2012, and on June 28, 2012 the Markman hearing was held in the Eastern District of Texas. On June 21, 2012, Ericsson dismissed the '468 Patent (“Multi-purpose base station”) with prejudice and gave the Company a covenant not to sue as to products in the marketplace now or in the past. On June 22, 2012, Intel filed its Complaint in Intervention, meaning that Intel became an official defendant in the Ericsson case. The parties thereafter completed fact discovery and exchanged expert reports. During the exchange of the expert reports, Ericsson dropped the '516 patent (the OFDM “pulse shaping” patent). In addition, Ericsson dropped the '223 Patent (packet discard patent) against all the defendants' products, except for those products that use Intel chips. Thus, Ericsson has now dropped the '468 Patent (wireless base station), the '516 Patent (OFDM pulse shaping), and the '223 Patent (packet discard patent) for all non-Intel products. The five remaining patents are all only asserted against 802.11-compliant products.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

likely have a 15 cent per unit obligation on its 802.11 devices until 2016 (when one infringed patent in suit expires), 10 cent per unit obligation from 2016 through 2018 (when a second infringed patent in suit expires), and a 5 cent per unit obligation from 2018 through 2020 (when the third and last infringed patent in suit expires).

The Company and other defendants submitted various post-trial motions and briefs to the Court for its consideration, including motions and briefs for judgment as a matter of law in favor of defendants on non-infringement and invalidity of the patents in suit and for a reduction in damages, and the defendants have also moved for a new trial. These motions were argued before the Court on July 16, 2013. On August 6, 2013, the Court issued its orders on the various JMOL's (“Judgment as a Matter of Law”) and other post-trial motions. The Court denied all the defendants’ motions and set the reasonable and nondiscriminatory (RAND) royalty rate for the infringed patents equivalent to the jury verdict of 15 cents per unit.

After negotiations, Ericsson and the Company agreed to the following as collateral while the appeal of the verdict, Court’s rulings, and the RAND royalty rate are pending. Ericsson will forego collecting the $3,555,000 verdict plus various fees (Prejudgment interest of $224,141; Post-judgment interest of $336 per day; Costs of $41,667) assigned to the Company pending appeal, so long as a Company representative declares and provides Ericsson with adequate quarterly assurances that the judgment can still be paid. For the ongoing royalties of 15 cents per 802.11n or 802.11ac device sold by the company that the jury and Court awarded, the Company will place the ongoing royalty amount into the Court’s registry (escrow account) and will give Ericsson a corresponding royalty report until the Company’s appeals of the jury verdict, the Court’s orders, and the RAND royalty rate are exhausted.

Finally, the Defendants approached Ericsson to request a 30-day extension to submit the Defendants’ opening appeal brief for the Federal Circuit. Currently, the brief is due November 15, 2013. Ericsson has not yet replied. The defendants estimate that the appeals process will take about 18 months to run its course. The Company accrued and expensed the $3,555,000 in damages during the second quarter of 2013 to satisfy the verdict.

Fujitsu v. NETGEAR, Inc.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the patent in suit, expressly holding that “card” should be given its plain and ordinary meaning and agreeing with Defendants that “slot” was a broad term meaning “an opening.”

After a 10-day trial in November and December 2012, the eight-member jury sided with the remaining defendants - NETGEAR, Belkin, and D-Link - and found Fujitsu's claims under the '769 patent for a "card type input/output interface device" to be invalid. The jury also found the defendants had not caused infringement by selling routers and access points that were compatible with wireless interface cards. The parties then entered into a final settlement agreement ending the case on March 7, 2013. There was no material financial impact to the Company because of this settlement agreement.

NETGEAR, Inc. v. Innovatio IP Ventures LLC.

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

The Court has implemented special damages-focused proceedings prior to proceeding to the liability or infringement phase of the case. Accordingly, the parties on July 18 and July 19, 2013 participated in a bench trial on essentiality. Because the plaintiff and defendants disagree as to whether approximately 230 patent claims asserted by Innovatio are essential to practicing the 802.11 standard, this bench trial was held to determine whether those claims are essential. Essential claims are subject to FRAND royalty obligations, and such royalty obligations are generally subject to lower rates than Innovatio is currently demanding from the parties it is accusing of infringing its patents. On July 26, 2013, the Court issued an order deeming all claim essential. The Court reviewed various arguments on the IEEE's definition of “Essential Patent Claims” and found that essential patent claims are those which are necessary to implement mandatory or optional features but also can cover items not explicitly required by the standard -- either “enabling” technologies or items that are technically and commercially necessary to implement the standard. The Court confirmed its previous holding that the prospective licensee has the burden of proving essentiality, and that the analysis should be performed on a claim by claim basis, as opposed to a patent by patent basis. The Court then held a bench trial, which began on September 9, 2013, and ended on September 19, 2013, to determine what the FRAND royalty rate would be on the patents and claims earlier found to be essential by the Court. The Court ruled on September 25, 2013 that the FRAND royalty for Innovatio's standard-essential Wi-Fi patents would be 9.56 cents per unit, far lower than the several dollars per unit that Innovatio had sought. Innovatio’s method would have valued the patents at rates ranging from $3.39 per unit for a wireless router to $16.17 per unit for a tablet. The Court also determined that the correct royalty base for making a FRAND determination is the price of the Wi-Fi chip embedded in each product, finding the patents made up a small part of the value of the chip. Innovatio had said the rate should be based on the selling price for accused products, which could run to hundreds of dollars and lead to royalties of many dollars per unit. The Court concluded that Innovatio's expert witnesses has presented "no legally sound and factually credible method" for calculating the FRAND rate based on the price of the whole product, leaving it no choice but to base its analysis on the price of the chip.

The liability trial date has not been set. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

U.S. Ethernet Innovation, LLC v. NETGEAR, Inc.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In July 2013, the Company filed a new motion to dismiss, as specifically allowed by the Court at the initial case management conference in the Northern District of California. On August 12, 2013, the Court granted the Company’s motion to dismiss, but the Court granted USEI leave to amend its complaint. On August 26, 2013, USEI submitted its Amended Complaint, and on September 9, 2013, the Company filed its Answer and Counterclaims of noninfringement and invalidity of the patents in suit. A mediation is scheduled for November 12, 2013.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The complaint specifically accuses the Company's ProSafe wireless controller of infringing these three patents. On August 15, 2012, ReefEdge filed complaints in Delaware against Aruba Networks Inc., Cisco Systems Inc., Meru Networks Inc., and Ruckus Wireless Inc. alleging infringement of the same three patents. In the second tranche of lawsuits, ReefEdge sued--in addition to the Company-Brocade Communications Systems, Inc., Extreme Networks Inc., ADTRAN, Inc., Alcatel-Lucent Inc., D-Link Systems, Inc., Enterasys Networks, Inc., Motorola Solutions Inc., CDW Corporation, Avaya Inc., and ZyXEL Communications Corporation. The Company has hired defense counsel and is evaluating ReefEdge's allegations. During the third quarter of 2013, the Company submitted its initial disclosures to ReefEdge and also produced its core technical documents to ReefEdge. Discovery is ongoing. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

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

Freeny v. NETGEAR, Inc.

On April 29, 2013, the Company and several other companies, including Apple, ASUSTek, Belkin, Buffalo, D-Link, IC Intracom, Ruckus, TP-Link, Vizio, and Western Digital, were sued in separate actions in the Eastern District of Texas by Charles C. Freeny III, Bryan E. Freeny, and James P. Freeny. The complaint alleges that dual-band wireless routers infringe U.S. Patent No. 7,110,744. The patent lists Charles Freeny as the inventor. Mr. Freeny's sons, Charles III and Bryan, now own the '744 patent, as Mr. Freeny is deceased. On June 21, 2013, the Company's answer and counterclaims were timely filed with the Court. The initial status

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

conference was held on August 8, 2013. At the status conference, the Markman hearing was scheduled for August 7, 2014, and the trial date was set for April 6, 2015.

On August 2, 2013, Freeny produced its initial infringement contentions to the Company. The Company’s initial disclosures were given to Freeny on September 23, 2013, and, on October 10, 2013, the Company produced initial technical documents, as required by the Court’s local rules. Discovery is ongoing.

It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

Concinnitas v. NETGEAR, Inc.

On May 2, 2013, the Company was added to an existing case against Sierra Wireless America, Inc. and Sierra Wireless S.A. that was brought by Concinnitas, LLC and George W. Hindman in the Eastern District of Texas. The accused products will be the Company's Aircard products that it acquired from Sierra Wireless. On July 20, 2013, the Company's answer and counterclaims were timely filed with the Court. The Court set an initial scheduling conference for September 5, 2013, and at that conference the Court consolidated Concinnitas’s case against the Company with Concinnitas’s case against Samsung for discovery and claims construction purposes. Based on the date of the scheduling conference, Concinnitas’s infringement contentions were submitted on August 30, 2013, and the Company’s invalidity contentions and technical document production were submitted on October 17, 2013. Discovery in the case is ongoing.

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

NETGEAR, Inc. v. ASUS

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

After a series of extensions to answer the complaint granted by the Company to Asus, on September 3, 2013, Asus filed a motion to dismiss the complaint. Asus’s motion was generally based on the following arguments: a) the Company’s claims are preempted by FCC regulations; b) the Company is improperly seeking a private cause of action for violation of FCC regulations that create no such cause of action; c) the Company’s claims should be stayed or dismissed in deference to the primary jurisdiction of the FCC; and d) the Company fails to allege with sufficient specificity the nature of defendants' wrongful conduct nor how that conduct caused injury to the Company.

On October 7, 2013, the Company responded to Asus’s motion to dismiss by arguing that: a) the defendants violated unambiguous FCC regulations, thus, the Company's claims are in harmony, not conflict, with the FCC's regulatory goals; b) the Company’s damages arise not from defendants' private, regulatory dealings with the FCC, but rather from Asus’s conduct in the marketplace -- a realm regulated not by the FCC but by the courts; c) the Court should be allowed to adjudicate garden variety claims of false advertising, unfair competition, and deceptive trade practices that in no way implicate complex regulatory interpretations or policy judgments; and d) the complaint pleads facts in exacting detail. The Court has not yet ruled on Asus’s motion to dismiss, and discovery in this case has not commenced.

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

In addition, on August 1, 2013, Spansion filed a parallel similar complaint against the same parties in the Northern District of California. Discovery in the ITC case has commenced and is ongoing, and the Northern District of California case has been stayed pending the outcome of the ITC case.

It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

Garnet Digital v. NETGEAR, Inc.

On September 9, 2013, the Company was sued in the Eastern District of Texas by a non-practicing entity named Garnet Digital (“Garnet”) that is based in Texas. There is one asserted patent, U.S. Pat. No. 5,379,421, which is directed to an interactive terminal for the access of remote database information. Garnet is alleging infringement by the Company by its products or systems, such as the NTV200, that are responsive to output signals from a telephone.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The patent has previously been litigated against Apple, Samsung, RIM, and a number of other wireless companies in Eastern Texas and the ITC. Garnet’s lawsuit against the Company is one of multiple cases filed by Garnet in the Eastern District of Texas Other defendants sued by Garnet in the Eastern District of Texas include: Boxee, D-Link Systems, Logitech, Roku, TiVo, DirecTV, DISH Network, Verizon, AT&T, Comcast, Panasonic, Western Digital, Pioneer, Yamaha, Denon, D&M Holdings, Marantz, and Onkyo. The Company has not yet responded to the complaint and is seeking an extension to do so.

It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

Penovia LLC v. NETGEAR, Inc.

On September 27, 2013, a non-practicing entity named Penovia LLC (“Penovia”) filed suit against the Company in the Eastern District of Texas. Penovia asserts the Company’s wireless routers infringe U.S. Patent No. 5,822,221 (the “’221 patent”), entitled “Office Machine Monitoring Device.” Penovia’s complaint specifically names the DGN2000 Wireless-N product as an example of an infringing product. Penovia admits in the complaint that the ’221 patent expired on October 13, 2010, due to a lapse in maintenance fee payments. Consequently, Penovia seeks damages for an approximately three year period of time starting six years before the filing date of the complaint, September 27, 2007, and ending on October 13, 2010. Penovia has asserted the ’221 patent in 22 cases, all in the Eastern District of Texas. Penovia filed nine cases on May 21, 2013, and filed the remainder on September 27, 2013. The Company has not yet responded to the complaint and is seeking an extension to do so.

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

Environmental Regulation

The European Union (“EU”) enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company's consolidated results of operations and financial position for the three and nine months ended September 29, 2013 and September 30, 2012. The WEEE Directive was recast on July 24, 2012, published on August 13, 2012, and will be implemented by all member states on February 14, 2014. The Company expects no material impact on its consolidated results of operations and financial positions due to this recasting. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company continues to monitor WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance. The Company believes it has met the applicable requirements of current WEEE Legislation and similar legislation in other jurisdictions, to the extent implementation requirements has been published.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

believes it has met the requirements of the RoHS Directive Legislation, the REACH Regulation and the Battery Directive Legislation.

Additionally, the EU enacted the Energy Using Product (“EuP”) Directive, which came into force in August 2007. The EuP Directive required manufacturers of certain products to meet minimum energy efficiency performance requirements. These requirements were documented in EuP implementing measures issued for specific product categories. The implementing measures affecting the Company's products are minimum power supply efficiencies and may include required equipment standby modes, which also reduce energy consumption. The EuP Directive was repealed in November 2009 and replaced by the Energy Related Products ("ErP") Directive, which includes the same implementing measures of the former EuP Directive and new implementing measures applicable to the Company's products. The Company is in compliance with applicable implementing measures of the ErP Directives since it came into force.

Additionally, in 2010, the U. S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Pursuant to Section 1502 of the Dodd-Frank Act, in August 2012, the U.S. Securities and Exchange Commission adopted Rule 13p-1 under the Securities Exchange Act of 1934, as amended. Rule 13p-1 is commonly known as the “Conflict Minerals Rule.” This rule is intended to address human rights violations arising from the forced labor, child labor, rape, murder and other hostilities related to mining operations in Africa, namely in the eastern Democratic Republic of the Congo (“DRC”) and nearby regions. This rule requires public companies to make disclosures regarding whether specified minerals in company products are sourced from the DRC or its surrounding countries (covered countries) in an effort to encourage companies to obtain these minerals from sources that do not directly or indirectly finance or benefit armed groups operating in these countries. The specified minerals, referred to as conflict minerals, are Tin, Tungsten, Tantalum and Gold, which are necessary in the manufacture of electronics components and equipment. Publicly traded companies, such as the Company, will be required to disclose certain information concerning the origin of conflict minerals contained in their products. In addition, the Organization for Economic Co-operation and Development (“OECD”) has published Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High-Risk Areas. The Company intends to utilize this internationally recognized OECD framework to conduct any required due diligence under the Conflict Minerals Rule. The Company is currently in the process of assessing compliance and does not believe there will be any material financial or business impact on the Company as a result.

10.	Stockholders' Equity

Common Stock Repurchase Program

On October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6,000,000 shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. The Company did not repurchase any shares under this authorization during the three and nine months ended September 29, 2013, and September 30, 2012.
The Company repurchased approximately 14,000 shares, or $0.5 million of common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the nine months ended September 29, 2013. Similarly, during the nine months ended September 30, 2012, the Company repurchased approximately 22,000 shares, or $0.8 million of common stock, under the same program to help facilitate tax withholding for RSUs.
These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cumulative Other Comprehensive Income (loss), Net

The following table sets forth the changes in accumulated other comprehensive income by component, net of tax, as of September 29, 2013 and December 31, 2012 (in thousands):

	Gains and losses on available for sale securities	Gains and losses on derivatives	Total
Beginning balance as of December 31, 2012	$28	$(24)	$4
Other comprehensive (loss) income before reclassifications	(9)	319	310
Amounts reclassified from accumulated other comprehensive income (loss)	—	(465)	(465)
Net current period other comprehensive loss	(9)	(146)	(155)
Ending balance as of September 29, 2013	$19	$(170)	$(151)

The following tables provide details about significant amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 29, 2013, and September 30, 2012 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 29, 2013		Nine Months Ended September 29, 2013
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$2	Net revenue	$522	Net revenue
Foreign currency forward contracts	(2)	Cost of revenue	(5)	Cost of revenue
Foreign currency forward contracts	42	Operating expenses	(52)	Operating expenses
	42	Total before tax	465	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$42	Total, net of tax	$465	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$(253)	Net revenue	$431	Net revenue
Foreign currency forward contracts	5	Cost of revenue	(2)	Cost of revenue
Foreign currency forward contracts	140	Operating expenses	(100)	Operating expenses
	(108)	Total before tax	329	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$(108)	Total, net of tax	$329	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

11.	Employee Benefit Plans
The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. Award vesting periods for this plan is generally four years. As of September 29, 2013, a total of 1,272,871 shares from 2006 plan were reserved for future grants under the plan. During the second quarter of 2013, the Company's 2003 Stock Plan expired and the remaining unissued 62,791 reserved shares were retired accordingly.
Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As of September 29, 2013, a total of 307,500 shares were reserved for future grants under the ESPP.
Option Activity
Stock options activity during the nine months ended September 29, 2013, was as follows:

	Options Outstanding
	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
December 31, 2012	4,324	$29.29
Granted	496	33.47
Exercised	(264)	21.33
Cancelled and expired	(200)	33.87
September 29, 2013	4,356	$30.04

RSU Activity

RSU activity during the nine months ended September 29, 2013, was as follows:

	RSUs Outstanding
	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)	(in dollars)
December 31, 2012	112	$28.36
RSUs granted	716	29.10
RSUs vested	(85)	26.86
RSUs cancelled	(12)	28.14
September 29, 2013	731	$29.27

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
The following table sets forth the weighted average assumptions used to fair value option grants during the three and nine months ended September 29, 2013 and September 30, 2012:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Expected life (in years)	4.4	4.4	4.4	4.4
Risk-free interest rate	1.14%	0.48%	0.71%	0.64%
Expected volatility	46.4%	52.3%	48.1%	52.2%
Dividend yield	—	—	—	—

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Cost of revenue	$479	$473	$1,074	$1,021
Research and development	1,047	778	2,854	2,066
Sales and marketing	1,331	1,238	3,871	3,623
General and administrative	1,654	1,530	4,693	4,096
Total stock-based compensation	$4,511	$4,019	$12,492	$10,806

As of September 29, 2013, $19.9 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.45 years. Additionally, $15.5 million of total unrecognized compensation cost related to non-vested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 3.22 years.

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

In the second quarter of 2012, the CEO began temporarily serving as interim General Manager of the commercial business unit due to the previous general manager's departure from the Company. The CEO continued serving as interim general manager until a replacement was hired in July 2013.

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, general and administrative costs, stock-based compensation expenses, amortization of intangibles, acquisition-related integration costs, restructuring costs, litigation reserves and interest and other income, net. The Company does not evaluate operating segments using discrete asset information.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net revenues:
Retail	$130,301	$123,457	$374,018	$366,258
Commercial	76,957	79,240	236,254	234,498
Service provider	154,637	112,513	402,741	360,729
Total net revenues	361,895	315,210	1,013,013	961,485
Contribution income:
Retail	$19,317	$17,759	$53,696	$62,590
Retail contribution margin	14.8%	14.4%	14.4%	17.1%
Commercial	16,903	19,998	51,190	52,272
Commercial contribution margin	22.0%	25.2%	21.7%	22.3%
Service Provider	12,474	11,283	36,055	33,822
Service Provider contribution margin	8.1%	10.0%	9.0%	9.4%
Total segment contribution income	48,694	49,040	140,941	148,684
Corporate and unallocated costs	(12,800)	(12,866)	(38,824)	(36,430)
Amortization of intangible assets (1)	(4,439)	(1,354)	(10,782)	(3,317)
Stock-based compensation expense	(4,511)	(4,019)	(12,492)	(10,806)
Restructuring and other charges	(400)	—	(1,957)	—
Acquisition-related expense	—	—	(924)	—
Impact to cost of sales from acquisition accounting adjustments to inventory	—	—	(568)	—
Litigation reserves, net	(305)	(269)	(3,908)	(420)
Impairment charges	(2,000)	—	(2,000)	—
Interest income	71	109	315	344
Other income, net	511	3,070	37	2,823
Income before income taxes	$24,821	$33,711	$69,838	$100,878
________________________________

(1)	Amount excludes amortization expense related to patents within purchased intangible assets in costs of revenues.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
United States	$214,755	$172,926	$564,604	$495,717
Americas (excluding U.S.)	5,732	4,721	13,407	13,723
United Kingdom	34,094	45,127	116,924	141,731
EMEA (excluding U.K.)	63,126	59,241	195,788	205,533
APAC	44,188	33,195	122,290	104,781
Total net revenue	$361,895	$315,210	$1,013,013	$961,485
Long-lived assets, comprising fixed assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	September 29, 2013	December 31, 2012
United States	$10,901	$9,898
Americas (excluding U.S.)	2,079	36
EMEA	986	1,173
China	9,564	6,763
APAC (excluding China)	1,920	1,155
	$25,450	$19,025

No single customer accounted for greater than 10% of net revenues in the three and nine months ended September 29, 2013 and three months ended September 30, 2012. Virgin Media Limited and Affiliates represented 10% of net revenues during the nine months ended September 30, 2012.

13.	Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 29, 2013 (in thousands):

	As of September 29, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$1,284	$1,284	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	140,768	140,768	—	—
Available-for-sale securities—Certificates of Deposit (1)	165	165	—	—
Foreign currency forward contracts (2)	228	—	228	—
Total assets measured at fair value	$142,445	$142,217	$228	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of September 29, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(1,613)	$—	$(1,613)	$—
Total liabilities measured at fair value	$(1,613)	$—	$(1,613)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	As of December 31, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$3,061	$3,061	$—	$—
Available-for-sale securities—Treasuries (1)	225,062	225,062	—	—
Available-for-sale securities-Certificates of Deposit (1)	2,783	2,783	—	—
Foreign currency forward contracts (2)	1,144	—	1,144	—
Total assets measured at fair value	$232,050	$230,906	$1,144	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(1,619)	$—	$(1,619)	$—
Total liabilities measured at fair value	$(1,619)	$—	$(1,619)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.
The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At September 29, 2013 and December 31, 2012, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

14.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $3.2 million and $8.9 million for the three and nine months ended

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 29, 2013, respectively, and $3.0 million and $9.4 million for the three and nine months ended September 30, 2012, respectively.

15.	Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in its Consolidated Statements of Operations.

The Company incurred restructuring and other charges of $0.4 million and $2.0 million during the three and nine months ended September 29, 2013, respectively. The Company recorded a restructuring adjustment of $4,000 in the three months ended September 29, 2013, and $94,000 in the nine months ended September 29, 2013, to decrease the previously recorded severance liability for an office lease exit related to the AVAAK acquisition and the consolidation of product groups within the commercial business units. The Company expects to pay the remaining cost related to restructuring over the next six months. Of the $2.0 million restructuring and other charges incurred during the nine months ended September 29, 2013, $0.2 million are restructuring charges related to an office lease exit liability related to the AVAAK acquisition and $1.8 million are transition costs related to the AirCard acquisition. Refer to Note 3, Business Acquisitions for additional information regarding the AirCard and AVAAK acquisitions. There were no restructuring and other charges in the three and nine months ended September 30, 2012.

The following tables provide a summary of accrued restructuring and other charges activity:

	Accrued Restructuring and Other Charges at December 31, 2012	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at September 29, 2013
	(In thousands)
Restructuring	$999	$206	$(1,004)	$(94)	$107
Acquisition transition costs	—	1,845	(775)	—	1,070
Restructuring and other charges	$999	$2,051	$(1,779)	$(94)	$1,177

16.	Subsequent Event

On October 25, 2013, the Company announced a restructuring plan related to the consolidation of certain teams and locations to drive efficiencies and realign resources to focus on key growth markets of the Company. The Company estimates its costs, primarily related to severance, will be approximately $3 million to $4 million and incurred in the fourth quarter of 2013. Substantially all cash payments under the restructuring are expected to be paid during the fourth quarter of 2013. The Company expects to complete the restructuring by the first quarter of 2014.

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
On April 2, 2013, we acquired the select assets and operations of the Sierra Wireless, Inc. AirCard business ("AirCard"), including customer relationships, certain intellectual property, inventory and property and equipment. We added 161 AirCard employees as a result of the acquisition. We believe the acquisition will accelerate the mobile initiative of our service provider business unit to become a global leader in providing the latest in LTE data networking access devices. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting.

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

During the third quarter of 2013, we experienced a 14.8% increase in net revenue compared to the third quarter of 2012. The increase was primarily driven by sales of our mobile products acquired through our acquisition of AirCard, home security monitoring and automation products. On a geographic basis, net revenue increased in the Americas and APAC regions, primarily driven by sales of our mobile products acquired through our acquisition of AirCard. Net revenue decreased in the EMEA region, primarily attributable to a decrease in service provider sales in the UK, partially offset by an aggregate increase in the remaining EMEA regions. On a segment basis, service provider net revenues increased, largely driven by our mobile products acquired through our acquisition of AirCard, and retail net revenues increased, primarily due to sales of our home wireless and multimedia products. Commercial net revenues decreased, primarily due to a decrease in sales of our network storage products.

Looking forward, we expect a decline in our fourth quarter cable gateway business in Europe due to active consolidation activities among our customer base. We continue to believe the move to cloud computing, both hybrid and public, by small and medium enterprises will drive the demand of our access networks and backup storage offerings. We believe our portfolio of enterprise class, easy to use Power over Ethernet switches, 10Gigabit switches, server and backup storage, and campus Wireless LAN will promote growth in both of these product segments. We were pleased with the progress made in integrating the AirCard business into the service provider business unit and remain positive on the product opportunities we have from combining AirCard’s engineering strength in LTE and NETGEAR’s strength in WiFi.

We also we expect to incur a restructuring charge between $3 and $4 million dollars, during the fourth quarter of 2013, related to the consolidation of certain teams and locations to drive efficiencies and realigning resources to better focus on key growth markets. As always, we remain focused on long term growth driven by our mission to connect everyone to the high speed Internet. We will continue to invest in the growth markets of the Smart Home, access networks for cloud computing and LTE gateways.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations and the percentage change for the three and nine months ended September 29, 2013, with the comparable reporting periods in the preceding year.

	Three Months Ended			Nine Months Ended
	September 29, 2013	% Change	September 30, 2012	September 29, 2013	% Change	September 30, 2012
	(In thousands, except percentage data)
Net revenue	$361,895	14.8%	$315,210	$1,013,013	5.4%	$961,485
Cost of revenue	260,236	19.6%	217,522	720,187	7.6%	669,310
Gross profit	101,659	4.1%	97,688	292,826	0.2%	292,175
Operating expenses:
Research and development	23,320	34.0%	17,399	62,639	35.4%	46,277
Sales and marketing	39,465	5.0%	37,600	116,260	1.8%	114,247
General and administrative	11,930	0.4%	11,888	36,576	9.1%	33,520
Restructuring and other charges	400	**	—	1,957	**	—
Litigation reserves, net	305	13.4%	269	3,908	**	420
Impairment charges	2,000	**	—	2,000	**	—
Total operating expenses	77,420	15.3%	67,156	223,340	14.8%	194,464
Income from operations	24,239	(20.6)%	30,532	69,486	(28.9)%	97,711
Interest income	71	(34.9)%	109	315	(8.4)%	344
Other income, net	511	(83.4)%	3,070	37	(98.7)%	2,823
Income before income taxes	24,821	(26.4)%	33,711	69,838	(30.8)%	100,878
Provision for income taxes	10,364	4.5%	9,920	26,053	(14.4)%	30,418
Net income	$14,457	(39.2)%	$23,791	$43,785	(37.9)%	$70,460
 ** Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net revenue	100%	100%	100%	100%
Cost of revenue	71.9%	69.0%	71.1%	69.6%
Gross margin	28.1%	31.0%	28.9%	30.4%
Operating expenses:
Research and development	6.4%	5.5%	6.2%	4.8%
Sales and marketing	10.9%	11.9%	11.4%	11.9%
General and administrative	3.3%	3.8%	3.6%	3.5%
Restructuring and other charges	0.1%	—%	0.2%	—%
Litigation reserves, net	0.1%	0.1%	0.4%	0.0%
Impairment charges	0.6%	—%	0.2%	—%
Total operating expenses	21.4%	21.3%	22.0%	20.2%
Income from operations	6.7%	9.7%	6.9%	10.2%
Interest income	0.1%	0.0%	0.0%	0.0%
Other income, net	0.1%	1.0%	0.0%	0.3%
Income before income taxes	6.9%	10.7%	6.9%	10.5%
Provision for income taxes	2.9%	3.2%	2.6%	3.2%
Net income	4.0%	7.5%	4.3%	7.3%

Three Months Ended September 29, 2013 Compared to Three Months Ended September 30, 2012

Net Revenue

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

Net revenue increased $46.7 million, or 14.8%, to $361.9 million for the three months ended September 29, 2013, from $315.2 million for the three months ended September 30, 2012, primarily attributable to sales of our mobile products acquired through our acquisition of AirCard, switches, home wireless products, and home security monitoring and automation products. These increases were partially offset by a decrease in sales of our broadband gateways and network storage products. We experienced an increase in revenues in the Americas and APAC regions, and in the retail and service provider business segments. For discussion of net revenue by geographic region see the section entitled "Net Revenue by Geographic Region." For discussion of net revenue by segment see the section entitled “Segment Information.”

Net Revenue by Geographic Region

	Three Months Ended
	September 29, 2013	% Change	September 30, 2012
	(In thousands, except percentage data)
Americas	$220,487	24.1%	$177,647
Percentage of net revenue	60.9%		56.4%
EMEA	$97,220	(6.8)%	$104,368
Percentage of net revenue	26.9%		33.1%
APAC	$44,188	33.1%	$33,195
Percentage of net revenue	12.2%		10.5%
Total net revenue	$361,895	14.8%	$315,210

The increase in Americas net revenue was primarily attributable to sales of our mobile, home wireless, and home security monitoring and automation products. The decrease in EMEA net revenue was primarily attributable to a decrease in service provider sales in the UK, partially offset by an aggregate increase in the remaining EMEA regions, and a decrease in sales of our broadband gateways, home wireless products, and network storage products. The increase in APAC net revenue was primarily attributable to increased sales of our mobile products and switches.

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

	Three Months Ended
	September 29, 2013	% Change	September 30, 2012
	(In thousands, except percentage data)
Cost of revenue	$260,236	19.6%	$217,522
Gross margin percentage	28.1%		31.0%

Cost of revenue increased $42.7 million, or 19.6%, to $260.2 million for the three months ended September 29, 2013, from $217.5 million for the three months ended September 30, 2012. The increase was primarily driven by the increase in net revenue. Our gross margin decreased to 28.1% for the three months ended September 29, 2013, from 31.0% for the three months ended September 30, 2012. The decrease in gross margin percentage was primarily attributable to relatively faster growth in revenue from service providers, which generally carries lower gross margins than our other products. Sales to service providers increased as a percentage of net revenue to 42.7% in the three months ended September 29, 2013 compared to 35.7% in the three months ended September 30, 2012, which was primarily attributable to our acquisition of AirCard. Also contributing to the decrease in gross margin was a $4.1 million increase in excess and obsolete inventory charges, primarily due to service provider products, and an increase in freight costs due to increased usage of air freight.

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

	Three Months Ended
	September 29, 2013	% Change	September 30, 2012
	(In thousands, except percentage data)
Research and development expense	$23,320	34.0%	$17,399
Percentage of net revenue	6.4%		5.5%

Research and development expenses increased $5.9 million, or 34.0%, to $23.3 million for the three months ended September 29, 2013, from $17.4 million for the three months ended September 30, 2012. Additionally, research and development expense increased as a percentage of net revenue to 6.4% for the three months ended September 29, 2013 as compared to 5.5% for the three months ended September 30, 2012. These increases were primarily due to a $6.8 million increase in personnel and facility-related expenses driven by the significant growth in research and development headcount as a result of our acquisitions of AirCard and Arada. The increases were partially offset by a $1.0 million decrease in variable compensation. Research and development headcount increased by 141 employees to 399 employees at September 29, 2013 compared to 258 employees at September 30, 2012.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization expenses, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended
	September 29, 2013	% Change	September 30, 2012
	(In thousands, except percentage data)
Sales and marketing expense	$39,465	5.0%	$37,600
Percentage of net revenue	10.9%		11.9%

Sales and marketing expense increased $1.9 million, or 5.0%, to $39.5 million for the three months ended September 29, 2013, from $37.6 million for the three months ended September 30, 2012. The increase was due to increases of $2.0 million in amortization of intangible assets, largely related to intangible assets acquired from AirCard and $0.5 million in projects and outside professional services, partially offset by decreases of $0.6 million in variable compensation and $0.6 million in marketing costs. Sales and marketing expense decreased as a percentage of net revenue to 10.9% for the three months ended September 29, 2013 compared to 11.9% for the three months ended September 30, 2012, primarily due to revenue growth. Sales and marketing headcount increased by 42 employees to 399 employees at September 29, 2013 compared to 357 employees at September 30, 2012.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Three Months Ended
	September 29, 2013	% Change	September 30, 2012
	(In thousands, except percentage data)
General and administrative expense	$11,930	0.4%	$11,888
Percentage of net revenue	3.3%		3.8%

General and administrative expenses were relatively flat, increasing 0.4% to $11.9 million for the three months ended September 29, 2013, from $11.9 million for the three months ended September 30, 2012. The change in expenses was primarily attributable to a $0.4 million increase in personnel and facility-related expenses driven by additional headcount, offset by a decrease of $0.4 million in variable compensation. General and administrative headcount increased by 20 employees to 145 employees at September 29, 2013 compared to 125 employees at September 30, 2012.

Restructuring and Other Charges

We incurred restructuring and other charges of $0.4 million during the three months ended September 29, 2013, related to AirCard acquisition transition costs. There were no restructuring and other charges in the three months ended September 30, 2012. For further discussion of restructuring and other charges, refer to Note 15, Restructuring and Other Charges, of the Notes to Unaudited Condensed Consolidated Financial Statements.

Litigation Reserve

We recorded a litigation reserve charge of $305,000 during the three months ended September 29, 2013, for estimated costs related to the Ericsson judgment, as compared to reserve charges of $269,000 in the three months ended September 30, 2012, for estimated costs related to the settlement of various lawsuits. For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Impairment Charges

We recorded an impairment charge of $2.0 million during the three months ended September 29, 2013, as compared to no impairment charges in the three months ended September 30, 2012, related to the abandonment of certain IPR&D projects acquired in the AirCard acquisition. Refer to Note 3, Business Acquisitions and the Intangibles section of Note 4, Balance Sheet Components, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion.

Interest Income and Other Income, Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income, net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income, net, for the periods indicated:

	Three Months Ended
	September 29, 2013	% Change	September 30, 2012
	(In thousands, except percentage data)
Interest income	$71	(34.9)%	$109
Other income, net	511	(83.4)%	3,070
Total interest income and other income, net	$582	(81.7)%	$3,179

Interest income decreased $38,000 to $71,000 for the three months ended September 29, 2013 from $109,000 for the three months ended September 30, 2012. The decrease in interest income was primarily attributable to the decrease in our cash balance, attributable to the AirCard and Arada acquisitions in the second quarter of 2013 and a decrease in interest rates.

Other income, net, decreased $2.6 million, to $0.5 million for the three months ended September 29, 2013, as compared to $3.1 million for the three months ended September 30, 2012. The decrease was primarily attributable to a $3.1 million gain on sale of cost method investment recognized in the three months ended September 30, 2012, as compared to no gains recognized during the three months ended September 29, 2013. For details of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The income tax provision for the three months ended September 29, 2013 was $10.4 million or an effective tax rate of 41.8%, compared to the tax provision for the three months ended September 30, 2012 of $9.9 million or an effective tax rate of 29.4%. The increase in the effective tax rate for the three month period ended September 29, 2013, compared to the same period in the prior year was primarily caused by a loss incurred during the three month period ended September 29, 2013 in a jurisdiction where no tax benefit could be recorded. Because tax benefit could not be recorded, the forecasted earnings from this jurisdiction were excluded from the determination of the effective tax rate which results in an increase to the tax rate from foreign earnings. This increase was partially offset by non-recurring tax benefits of $780,000 related to changes in estimates associated with tax returns as filed during the quarter.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various US and foreign jurisdictions.

Net Income

Net income decreased $9.3 million, or 39.2%, to $14.5 million for the three months ended September 29, 2013, from $23.8 million for the three months ended September 30, 2012. This decrease was primarily due to increases of $10.3 million in operating expenses, primarily driven by acquisition-related research and development and $2.0 million in impairment charges related to the abandonment of certain IPR&D projects acquired in the AirCard acquisition. In addition, other income decreased $2.6 million and the provision for income taxes increased $0.4 million. These changes were partially offset by an increase in gross profit of $4.0 million, which was largely attributable to revenue growth.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 12, Segment Information, Operations by Geographic Area and Significant Customers, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended September 29, 2013 with the comparable reporting periods in the preceding year.

Retail

	Three Months Ended
	September 29, 2013	% Change	September 30, 2012
	( in thousands, except percentage data)
Net revenue	$130,301	5.5%	$123,457
Percentage of net revenue	36.0%		39.2%
Contribution income	$19,317	8.8%	$17,759
Contribution margin	14.8%		14.4%
Net revenue increased $6.8 million, or 5.5%, to $130.3 million for the three months ended September 29, 2013, from $123.5 million for the three months ended September 30, 2012. The increase was primarily due to increased sales of home wireless and multimedia products. Contribution income increased $1.6 million, or 8.8%, to $19.3 million for the three months ended September 29, 2013, from $17.8 million for the three months ended September 30, 2012. The increase was primarily due to revenue growth and a decrease in research and development costs.
Commercial

	Three Months Ended
	September 29, 2013	% Change	September 30, 2012
	(in thousands, except percentage data)
Net revenue	$76,957	(2.9)%	$79,240
Percentage of net revenue	21.3%		25.1%
Contribution income	$16,903	(15.5)%	$19,998
Contribution margin	22.0%		25.2%

Net revenue decreased $2.3 million, or 2.9%, to $77.0 million for the three months ended September 29, 2013, from $79.2 million for the three months ended September 30, 2012. The decrease was primarily driven by decreased sales of our network storage products. Contribution income decreased $3.1 million, or 15.5%, to $16.9 million for the three months ended September 29, 2013, from $20.0 million for the three months ended September 30, 2012. This decrease was primarily attributable to a decrease in gross profit, largely driven by increased freight costs and the decrease in net revenue.

Service Provider

	Three Months Ended
	September 29, 2013	% Change	September 30, 2012
	( in thousands, except percentage data)
Net revenue	$154,637	37.4%	$112,513
Percentage of net revenue	42.7%		35.7%
Contribution income	$12,474	10.6%	$11,283
Contribution margin	8.1%		10.0%

Net revenue in the service provider business unit increased $42.1 million, or 37.4%, to $154.6 million for the three months ended September 29, 2013, from $112.5 million for the three months ended September 30, 2012. The increase was primarily attributable to increased sales of our mobile products as a result of the AirCard acquisition and home security monitoring and automation products, partially offset by a decrease in sales of broadband gateways. Contribution income increased $1.2 million, or 10.6%, to $12.5 million for the three months ended September 29, 2013, from $11.3 million for the three months ended September 30, 2012, primarily due to an increase in gross profit, driven by an increase in net revenues, partially offset by an increase in excess and obsolete inventory charges and research and development costs.

Nine Months Ended September 29, 2013 Compared to Nine Months Ended September 30, 2012

Net Revenue

Net revenue increased $51.5 million, or 5.4%, to $1,013.0 million for the nine months ended September 29, 2013, from $961.5 million for the nine months ended September 30, 2012. The increase in net revenue was primarily attributable to increased sales of our mobile products, home security monitoring and automation products, and switches, partially offset by a decrease in sales of our broadband gateways. We experienced an increase in revenues in the Americas and APAC regions, and a decrease in EMEA. In addition, our service provider and retail business units increased year-over-year, while commercial was relatively flat. For discussion of net revenue by geographic region see the section entitled "Net Revenue by Geographic Region." For discussion of net revenue by segment see the section entitled “Segment Information.”

Net Revenue by Geographic Region

	Nine Months Ended
	September 29, 2013	% Change	September 30, 2012
	(In thousands, except percentage data)
Americas	$578,011	13.5%	$509,440
Percentage of net revenue	57.0%		53.0%
EMEA	$312,712	(9.9)%	$347,264
Percentage of net revenue	30.9%		36.1%
APAC	$122,290	16.7%	$104,781
Percentage of net revenue	12.1%		10.9%
Total net revenue	$1,013,013	5.4%	$961,485

The increase in Americas net revenue was primarily attributable to the increase in sales of our mobile, home security monitoring and automation, and home wireless products. The decrease in EMEA net revenue was primarily attributable to a decrease in service provider sales in the UK and continued macroeconomic weakness in the European market, as well as, a decrease in sales of our home wireless products, broadband gateways and network storage products. The increase in APAC was primarily attributable an increase in sales of our mobile products and switches, partially offset by a decrease in sales of our broadband gateways.

Americas continues to represent the largest percentage of our net revenue, and APAC increased as a percentage of revenue. EMEA decreased as a percentage of revenue as we continued to see macroeconomic weakness in the European market.

Cost of Revenue and Gross Margin

	Nine Months Ended
	September 29, 2013	% Change	September 30, 2012
	(In thousands, except percentage data)
Cost of revenue	$720,187	7.6%	$669,310
Gross margin percentage	28.9%		30.4%

Cost of revenue increased $50.9 million, or 7.6%, to $720.2 million for the nine months ended September 29, 2013, from $669.3 million for the nine months ended September 30, 2012. The increase was primarily driven by the increase in net revenue. Our gross margin decreased to 28.9% for the nine months ended September 29, 2013, from 30.4% for the nine months ended September 30, 2012. The decrease in gross margin percentage was primarily attributable to relatively faster growth in revenue from service providers, which generally carries lower gross margins than our other products. Sales to service providers increased as a percentage of net revenue to 39.8% in the nine months ended September 29, 2013, compared to 37.5% in the nine months ended September 30, 2012, which was primarily attributable to our acquisition of AirCard. Also contributing to the decrease in gross margin were increases of $3.5 million in intangibles amortization expense, primarily attributable to assets acquired from AirCard and Arada and $2.8 million in excess and obsolete inventory charges, as well as, an increase in freight costs.

Operating Expenses

Research and Development

	Nine Months Ended
	September 29, 2013	% Change	September 30, 2012
	(In thousands, except percentage data)
Research and development expense	$62,639	35.4%	$46,277
Percentage of net revenue	6.2%		4.8%

Research and development expenses increased $16.4 million, or 35.4%, to $62.6 million for the nine months ended September 29, 2013, from $46.3 million for the nine months ended September 30, 2012. Additionally, research and development expenses increased as a percentage of net revenue to 6.2% for the nine months ended September 29, 2013, from 4.8% for the nine months ended September 30, 2012. These increases were primarily due to significant growth in research and development headcount as a result of our acquisitions during the second quarter. Personnel and facility-related expenses increased by $16.6 million, and expenses related to projects and outside professional services also increased by $1.8 million. These increases were partially offset by a decrease in variable compensation of $1.9 million. Research and development headcount increased by 141 employees to 399 employees at September 29, 2013 compared to 258 employees at September 30, 2012.

Sales and Marketing

	Nine Months Ended
	September 29, 2013	% Change	September 30, 2012
	(In thousands, except percentage data)
Sales and marketing expense	$116,260	1.8%	$114,247
Percentage of net revenue	11.4%		11.9%

Sales and marketing expense increased $2.0 million, or 1.8%, to $116.3 million for the nine months ended September 29, 2013, from $114.2 million for the nine months ended September 30, 2012. Sales and marketing expense as a percentage of net revenue was relatively flat for the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012. The change in sales and marketing expense was due to increases of $4.6 million in amortization of intangible assets, largely related to intangible assets acquired from AirCard, and $0.7 million in marketing costs. These increases were partially offset by decreases of $2.0 million in variable compensation expenses, $0.5 million in freight costs, and $0.5 million in projects and outside professional services. Sales and marketing headcount increased by 42 employees to 399 employees at September 29, 2013 compared to 357 employees at September 30, 2012.

General and Administrative

	Nine Months Ended
	September 29, 2013	% Change	September 30, 2012
	(In thousands, except percentage data)
General and administrative expense	$36,576	9.1%	$33,520
Percentage of net revenue	3.6%		3.5%

General and administrative expenses increased $3.1 million, or 9.1%, to $36.6 million for the nine months ended September 29, 2013, from $33.5 million for the nine months ended September 30, 2012. The increase was primarily attributable to a $4.0 million increase in outside legal services due to additional litigation and merger and acquisition activity, and a $0.9 million increase in personnel and facility-related expenses. These increases were partially offset by a $1.8 million decrease in variable compensation. General and administrative headcount increased by 20 employees to 145 employees at September 29, 2013 compared to 125 employees at September 30, 2012.

Restructuring and Other Charges

We incurred restructuring and other charges of $2.0 million during the nine months ended September 29, 2013. Of the $2.0 million restructuring and other charges incurred, $1.8 million is transition costs related to the AirCard acquisition and $0.2 million is restructuring charges related to an office lease exit liability related to the AVAAK acquisition. In addition, the Company recorded a restructuring adjustment of $94,000 to decrease the previously recorded severance liabilities. For a further discussion of our restructuring expenses, please see Note 15, Restructuring and Other Charges, of the Notes to Unaudited Condensed Consolidated Financial Statements. There were no restructuring and other charges in the nine months ended September 30, 2012.

Litigation Reserve

We recorded litigation reserve charges of $3.9 million during the nine months ended September 29, 2013 for estimated costs related to the Ericsson judgment, as compared to charges of $0.4 million in the nine months ended September 30, 2012, for estimated costs related to the settlement of various lawsuits. For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Impairment Charges

We recorded an impairment charge of $2.0 million during the nine months ended September 29, 2013, as compared to no impairment charges in the nine months ended September 30, 2012, related to the abandonment of certain IPR&D projects acquired in the AirCard acquisition. Refer to Note 3, Business Acquisitions and the Intangibles section of Note 4, Balance Sheet Components, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion.

Interest Income and Other Income, Net

	Nine Months Ended
	September 29, 2013	% Change	September 30, 2012
	(In thousands, except percentage data)
Interest income	$315	(8.4)%	$344
Other income, net	37	(98.7)%	2,823
Total interest income and other income, net	$352	(88.9)%	$3,167

Interest income decreased $29,000 to $315,000 for the nine months ended September 29, 2013, from $344,000 for the nine months ended September 30, 2012. The decrease in interest income was primarily due to the decrease in our cash balance, attributable to the AirCard and Arada acquisitions in the second quarter of 2013. This decrease was partially offset by a slight increase in interest rates.

Other income, net, decreased $2.8 million, to $37,000 for the nine months ended September 29, 2013, from $2.8 million for the nine months ended September 30, 2012. The decrease was primarily attributable to a $3.1 million gain on sale of cost method investment recognized in the three months ended September 30, 2012, as compared to no gains recognized during the three months ended September 29, 2013. For details of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The income tax provision for the nine months ended September 29, 2013 was $26.1 million or an effective tax rate of 37.3%, compared to the tax provision for the nine months ended September 30, 2012 of $30.4 million or an effective tax rate of 30.2%. The increase in the effective tax rate for the nine month period ended September 29, 2013, compared to the same period in the prior year was primarily caused by a loss incurred during the nine month period ended September 29, 2013 in a jurisdiction where no tax benefit could be recorded. Because tax benefit could not be recorded, the forecasted earnings from this jurisdiction were excluded from the determination of the effective tax rate which results in an increase to the tax rate from foreign earnings. This increase was partially offset by the release of tax reserves resulting from the resolution of certain state tax issues and non-recurring tax benefits of $780,000 related to changes in estimates associated with tax returns as filed during the period. Additionally, for the nine months ended September 29, 2013 there was an offset for the recognition of the tax benefit for the 2012 U.S. federal research credit. On January 2, 2013 the American Taxpayer Relief Act of 2012 reinstated the research credit, retroactive to January 1, 2012. Accordingly, the entire benefit for the 2012 research credit of approximately $822,000 has been recognized in 2013.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various US and foreign jurisdictions.

Net Income

Net income decreased $26.7 million, or 37.9%, to $43.8 million for the nine months ended September 29, 2013, from $70.5 million for the nine months ended September 30, 2012. This decrease was primarily due to relatively flat gross profits, a decrease of $2.8 million in other income, and an increase in operating expenses of $28.9 million, primarily attributable to acquisition-related activity and increased investments in research and development. These changes were partially offset by a decrease in the provision for income taxes of $4.4 million.

Segment Information

Retail

	Nine Months Ended
	September 29, 2013	% Change	September 30, 2012
	( in thousands, except percentage data)
Net revenue	$374,018	2.1%	$366,258
Percentage of net revenue	36.9%		38.1%
Contribution income	$53,696	(14.2)%	$62,590
Contribution margin	14.4%		17.1%
Net revenue in the retail business unit increased $7.8 million, or 2.1%, to $374.0 million for the nine months ended September 29, 2013, from $366.3 million for the nine months ended September 30, 2012. The increase was primarily due to increased sales of our multimedia products, home security monitoring and automation products, and broadband gateways, partially offset by a decrease in home wireless products. Contribution income decreased $8.9 million, or 14.2%, to $53.7 million for the nine months ended September 29, 2013, from $62.6 million for the nine months ended September 30, 2012. The decrease was primarily due to increased cost of revenues driven by an increase in freight and warranty costs, and an unfavorable product mix.

Commercial

	Nine Months Ended
	September 29, 2013	% Change	September 30, 2012
	(in thousands, except percentage data)
Net revenue	$236,254	0.7%	$234,498
Percentage of net revenue	23.3%		24.4%
Contribution income	$51,190	(2.1)%	$52,272
Contribution margin	21.7%		22.3%
Net revenue in the commercial business unit increased $1.8 million, or 0.7%, to $236.3 million for the nine months ended September 29, 2013, from $234.5 million for the nine months ended September 30, 2012. The increase is primarily attributable to increased sales of our switches, partially offset by a decrease in sales of our wireless products. Contribution income decreased $1.1 million, or 2.1%, to $51.2 million for the nine months ended September 29, 2013, from $52.3 million for the nine months ended September 30, 2012. The decrease was primarily attributable to increased cost of revenues driven by increased freight costs. This decrease was partially offset by a benefit from decreased sales and marketing and research and development costs.
Service Provider

	Nine Months Ended
	September 29, 2013	% Change	September 30, 2012
	( in thousands, except percentage data)
Net revenue	$402,741	11.6%	$360,729
Percentage of net revenue	39.8%		37.5%
Contribution income	$36,055	6.6%	$33,822
Contribution margin	9.0%		9.4%

Net revenue in the service provider business unit increased $42.0 million, to $402.7 million for the nine months ended September 29, 2013, from $360.7 million for the nine months ended September 30, 2012. The increase is primarily attributable increased sales of our mobile products as a result of the AirCard acquisition and home security monitoring and automation products, partially offset by a decrease in sales of our broadband gateways and home wireless products. Contribution income increased $2.2 million, or 6.6%, to $36.1 million for the nine months ended September 29, 2013, from $33.8 million for the nine months ended September 30, 2012. The increase is primarily due to an increase in gross profit, largely attributable to revenue growth, partially offset by an increase in excess and obsolete inventory charges and increased research and development costs.

Liquidity and Capital Resources
Our cash and cash equivalents balance increased from $149.0 million as of December 31, 2012 to $160.5 million as of September 29, 2013. Our short-term investments, which represent the investment of funds available for current operations, decreased from $227.8 million as of December 31, 2012 to $140.9 million as of September 29, 2013, resulting from sale of treasuries. Operating activities during the nine months ended September 29, 2013 provided cash of $72.8 million, compared to $37.6 million provided in the nine months ended September 30, 2012. Investing activities during the nine months ended September 29, 2013 used cash of $69.3 million, primarily for $144.8 million in payments towards the AirCard and Arada acquisitions and $2.4 million in remaining payments related to the AVAAK acquisition, partially offset by $214.3 million in proceeds from the sale and maturity of short-term investments. During the nine months ended September 29, 2013, financing activities provided cash of $7.9 million, resulting primarily from the issuance of common stock related to stock option exercises and our employee stock purchase program.
Our days sales outstanding ("DSO") decreased from 76 days as of December 31, 2012 to 68 days as of September 29, 2013. DSO as of September 29, 2013 was lower due to our continuous efforts to closely manage collections and effectively mitigate risk.
Our accounts payable increased from $87.3 million at December 31, 2012 to $119.3 million at September 29, 2013. The increase was primarily attributable to revenue growth and timing of payments.

Inventory increased by $36.4 million from $174.9 million at December 31, 2012 to $211.3 million at September 29, 2013. In the three months ended September 29, 2013 we experienced annualized ending inventory turns of approximately 4.9, slightly down from approximately 5.0 in the three months ended December 31, 2012.
We enter into foreign currency forward-exchange contracts, which typically mature in three to five months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record in the consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our Unaudited Condensed Consolidated Statements of Operations and in our Unaudited Condensed Consolidated Balance Sheet. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other income, net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within cumulative other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.

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
In October 2008, the Board of Directors authorized management to repurchase up to 6,000,000 shares of our common stock in the open market. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity is at the discretion of management and contingent on a number of factors, including levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. We did not repurchase any shares under this authorization during the nine months ended September 29, 2013 and September 30, 2012. As of September 29, 2013, we were authorized to repurchase up to 4,831,220 shares under the share repurchase plan.

In the nine months ended September 29, 2013, we repurchased approximately 14,000 shares, or $0.5 million of our common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. Similarly, during the nine months ended September 30, 2012, we repurchased approximately 22,000 shares, or $0.8 million of our common stock, respectively, under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Contractual Obligations
There have been no material changes during the nine months ended September 29, 2013 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At September 29, 2013, we had approximately $211 million in non-cancelable purchase commitments with suppliers.

We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date.
As of September 29, 2013, we had $13.3 million of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $5.5 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of September 29, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. Our critical accounting policies have not materially changed during the nine months ended September 29, 2013.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 29, 2013, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, home electronics and related technology markets, as well as decreased demand for Internet access;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	geopolitical disruption leading to delay or even stoppage of our operations in manufacturing, transportation, technical support and research and development;

•	delay or failure of our service provider customers to purchase at the volumes that they forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	allowance for bad debts exposure with our existing customers and new customers, particularly as we expand into new international markets;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand, particularly from our service provider sales channel, resulting in increased inventory exposure;

•	component supply constraints from our vendors;

•	unfavorable level of inventory and turns;

•	shift in overall product mix sales from higher to lower margin products, or from one business unit to another, that would adversely impact our margins;

•	terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	the inability to maintain stable operations by our suppliers and other parties with which we have commercial relationships;

•	delays in the introduction of new products by us or market acceptance of these products;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	litigation involving alleged patent infringement;

•	epidemic or widespread product failure, or unanticipated safety issues, in one or more of our products;

•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	failure to effectively manage our third party customer support partners which may result in customer complaints and/or harm to the NETGEAR brand;

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

The recent indications of continued economic recession throughout various regions worldwide, especially in Europe, have presented significant challenges to our business. For example, we believe that decreased demand in Europe has adversely impacted our net revenue in all three of our business units for the first three quarters of 2013, relative to prior periods. If conditions in the global economy, including Europe, Australia and the United States, or other key vertical or geographic markets continue to remain weak and uncertain or weaken even further, such conditions could have a material adverse impact on our business, operating results and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

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

*If we fail to successfully overcome the challenges associated with managing and profitably growing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.

We sell a substantial portion of our products through broadband service providers worldwide. Our service provider business unit has accounted for a significant portion of our growth over the last several fiscal quarters. Our service provider business is increasingly becoming a larger proportion of our business, especially after our recent acquisition of the Sierra Wireless AirCard business. The service provider business is challenging and exceptionally competitive. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from the challenges we have traditionally faced with the other channels. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. We have, in exceptional limited circumstances, shipped products prior to agreement on a definitive contract. We do not record revenue from these shipments until a definitive contract exists. There is risk that we do not ultimately close and sign a definitive contract. It this occurs, the timing of revenue recognition is uncertain and our business would be harmed. In addition, we often commence building custom-made products prior to execution of a contract in order to meet the customer's contemplated launch dates and requirements. Service provider products are generally custom-made for a specific customer and may not be salable to other customers or in other channels. If we have pre-built custom-made products but do not come to agreement on a definitive contract, we may be forced to scrap the custom-made products or re-work them at substantial cost and our business would be harmed.

Further, successful engagements with service provider customers requires a constant analysis of technology trends. If we are unable to anticipate technology trends and service provider customer product needs, and to allocate research and development resources to the right projects, we may not be successful in continuing to sell products to service provider customers. In addition, because our service provider customers command significant resources, including for software support, and demand extremely competitive pricing, our ODM's are starting to refuse to engage on service provider terms. Accordingly, as our ODM's increasingly decline to take orders for manufacturing our service provider products, our service provider business will be harmed.

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

If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin expectations for a particular period of time and therefore adversely affect our stock price. For example, many of our competitors in the service provider space aggressively price their products in order to gain market share. We may not be able to match the lower prices offered by our competitors. Many of the service provider customers will seek to purchase from the lowest cost provider, notwithstanding that our products may be higher quality or that our products were previously validated for use on their proprietary network. Accordingly, we may lose customers who have lower, more aggressive pricing and our revenues may be reduced. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen slowdowns in capital expenditures by certain of our service provider customers in the past, and believe there may be potential for similar slowdowns in the future. For example, service provider purchases decreased in the third quarter of 2012 following a run-up in service provider purchases in the first half of 2012, including purchases in anticipation of coverage relating to the 2012 Olympic games. Any slowdown in the general economy, over supply, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.

*We rely on a limited number of retailers, wholesale distributors and service provider customers for a substantial portion of our sales, and our net revenue could decline if they refuse to pay our requested prices or reduce their level of purchases or if there is significant consolidation in our customer base which results in fewer customers for our products.

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

Additionally, if there is consolidation among our customer base, certain customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products with those of our competitors and cancellations of orders, each of which would harm our operating results. Consolidation among our service provider customers worldwide may also make it more difficult to grow our service provider business, given the fierce competition for the already limited number of service providers worldwide and the long sales cycles to close deals. For example, in June 2013, Liberty Global, a service provider with operations worldwide, completed its acquisition of Virgin Media Limited, one of our significant customers. Because we have not conducted business with Liberty Global in the past, Virgin Media may be directed by Liberty Global to develop relationships and business with other Liberty Global vendors, many of which are our competitors. Similarly, in July 2013 SoftBank Corp. acquired majority ownership of Sprint Nextel Corp., the parent company of one of our significant customers for AirCard products. If consolidation among our customer base becomes more prevalent, our operating results may be harmed.

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

We cannot ensure that we will be successful in selecting, executing and integrating acquisitions. Particularly with the acquisition of the AirCard business of Sierra Wireless, our management has been heavily focused on executing a successful integration given the size and significance of that acquisition. Failure to manage and successfully integrate acquisitions, especially the AirCard business of Sierra Wireless, could materially harm our business and operating results. In addition, if stock market analysts or our stockholders do not support or believe in the value of the acquisitions that we choose to undertake, our stock price may decline.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Numerous foreign jurisdictions have been influenced by studies performed by the OECD (Organization of Economic Cooperation and Development) and are increasingly active in evaluating changes to their tax laws. The OECD, which represents a coalition of member countries, has issued various white papers addressing tax base erosion and jurisdictional profit shifting (BEPS). Their recommendations are aimed at combatting what they believe is tax avoidance. Changes in tax laws could affect the distribution of our earnings and adversely affect our results.

We are also subject to examination by the Internal Revenue Service, or IRS, and other tax authorities, including state revenue agencies and foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

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

Our reliance on third-party manufacturers also exposes us to the following risks over which we have limited control:

•	unexpected increases in manufacturing and repair costs;

•	inability to control the quality and reliability of finished products;

•	inability to control delivery schedules;

•	potential liability for expenses incurred by third-party manufacturers in reliance on our forecasts that later prove to be inaccurate;

•	potential lack of adequate capacity to manufacture all or a part of the products we require; and

•	potential labor unrest affecting the ability of the third-party manufacturers to produce our products.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. For example, in June 2013, a ship carrying containers of our products among its cargo sank, and the shipment was lost. Although covered by insurance, this loss led to delays in delivery and our receipt of payment. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

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

International sales comprise a significant amount of our overall net revenue. International sales were 41% of overall net revenue in the three months ended September 29, 2013 and 45% in the three months ended September 30, 2012. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 28, 2013	103	$29.81	—	4,831,220
July 29, 2013 - August 25, 2013	—	$—	—	4,831,220
August 26, 2013 - October 29, 2013	—	$—	—	4,831,220
Total	103	$29.81	—

1.
On October 21, 2008, the Board of Directors authorized the repurchase of up to 6,000,000 shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. The Company did not repurchase any shares under this authorization during the three months ended September 29, 2013.

2.
We repurchased 103 shares, or $3,000 of common stock to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended September 29, 2013.

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

10.1	Employment Agreement, dated July 8, 2013, between NETGEAR, Inc. and John McHugh (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on July 11, 2013 with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant
/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 5, 2013

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

10.1	Employment Agreement, dated July 8, 2013, between NETGEAR, Inc. and John McHugh (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on July 11, 2013 with the Securities and Exchange Commission.