Form 10-K
period 2013-12-31
NETGEAR, INC
filed 2014-02-25
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2013 was approximately $791.0 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 28, 2013 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director and each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 36,459,944 shares as of February 18, 2014.
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

Item 1. Business

General

We are a global networking company that delivers innovative products to consumers, businesses and service providers. Our business is managed in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, home video monitoring, storage and digital media products. The commercial business unit consists of business networking, storage and security solutions that bring enterprise class functionality down to small and medium size businesses at an affordable price. The service provider business unit consists of made-to-order and retail proven, whole home networking hardware and software solutions as well as 4G LTE hotspots sold to service providers for sale to their subscribers. We are organized into the following three geographic territories: Americas, Europe, Middle-East and Africa ("EMEA") and Asia Pacific ("APAC"). For further detail, refer to Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

We were incorporated in Delaware on January 8, 1996. Our principal executive offices are located at 350 East Plumeria Drive, San Jose, California 95134, and our telephone number at that location is (408) 907-8000. Our website address is www.netgear.com.

In the years ended December 31, 2013, 2012, and 2011, we generated net revenue of $1.37 billion, $1.27 billion, and $1.18 billion, respectively.

Markets

Our mission is to be the innovative leader in connecting the world to the Internet. This includes our goal of being the leading provider of innovative networking products to the consumer, business, and service provider markets. A number of factors are driving today's demand for networking products within these markets. As the number of computing devices, such as smart phones, laptops and tablets, has increased in recent years, networks - especially WiFi networks - are being deployed more broadly in order to share information and resources among users and devices. This information and resource sharing occurs internally, through a local area network, or externally, via the Internet. To take advantage of complex applications, advanced communication capabilities and rich multimedia content, users are upgrading their Internet connections by deploying high-speed broadband access technologies. Users also seek the convenience and flexibility of operating their laptops, smart phones, tablets and related computing devices while accessing their content in a more mobile, or wireless, manner. In addition, market demand for Smart TV products has increased significantly, where users seek to connect their televisions to the Internet and for streaming entertainment. As the usage of networks, including the Internet, has increased, users have become much more focused on the security of their connections and the protection of the data within their networks. And finally, the connected home is becoming a reality with smart devices such as home video monitoring cameras that let users watch over their home from their smart phone.

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

Wholesale Distribution. Our distribution channel supplies our products to retailers, e-commerce resellers, DMRs, VARs and broadband service providers. We sell directly to our distributors, the largest of which are Ingram Micro, Inc., D&H Distributing Company and Tech Data Corporation.

Retailers. Our retail channel primarily supplies products that are sold into the consumer market. We sell directly to, or enter into consignment arrangements with, a number of our traditional and online retailers. The remaining traditional retailers, as well as our online retailers, are fulfilled through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, on-line promotions and video demonstrations, instant rebate programs, event sponsorship and sales associate training.

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

Broadband Service Providers. We also supply our products directly to broadband service providers in the United States and internationally providing cable, DSL and 4G LTE broadband. Service providers supply our products to their business and home subscribers.

The largest portion of our net revenues was derived from Americas sales in the year ended December 31, 2013. The Americas sales as a percentage of net revenue increased from 53.4% in the year ended December 31, 2012 to 57.7% in the year ended December 31, 2013. We have continuously committed resources to expanding our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical instability, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws. See Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for further discussion of net revenues by geographic region.

None of our customers accounted for 10% or greater of our net revenue in the years ended December 31, 2013 and 2012. Retail company Best Buy, Inc. and distributor Ingram Micro, Inc. each accounted for 10% or greater of our net revenues in the year ended December 31, 2011. See Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for further details on customer concentrations.

Product Offerings

Our product line consists of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as network attached storage, home video monitoring and home automation devices. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold.

Commercial business networking. These products are sold primarily in our commercial business unit and include:

•	Ethernet switches, which are multiple port devices used to network computing devices and peripherals via Ethernet wiring;

•
Wireless controllers and access points, which are devices used to manage and control multiple WiFi base stations on a campus or a facility providing WiFi connections to smart phones, tablets, laptops and other computing devices;

•	Internet security appliances, which provide Internet access through capabilities such as anti-virus and anti-spam; and

•
Unified storage, which delivers file and block based data into a single shared storage system, meeting the demands of small enterprises, education, hospitality and health markets through an easy-to-use interface for managing multiple storage protocols.

Broadband access. Broadband access is a high speed transmission medium such as DOCSIS3, VDSL, ADSL, FTTx or LTE, used to connect to the Internet over public high speed networks. We develop networking products that enable a connection to broadband networks and create whole home WiFi connectivity that are sold in our service provider and retail business units and include:

•	Gateways, which are routers with integrated modems, for Internet access;

•	Hotspots, which are 3G and 4G LTE WiFi access points that enable people to access the internet on the go, and/or for use at home in place of traditional wired broadband;

•	IP telephony products, used for transmitting voice communications over a network; and

•	Media servers, which store files and multimedia content for access by tablets, laptops, smart phones and other Internet enabled devices.

Smart Home Network Connectivity. Products that create and extend home networks and smart wired and wireless devices that attach to those networks are sold in our service provider and retail business units and include:

•	Routers, which connect the home or office networks to the Internet via broadband modems;

•	WiFi range extenders, which extend the range of the WiFi home network to eliminate dead zones;

•	Media adapters, which connect TVs, audio players, and game consoles to a network or wirelessly display the contents of your smart phone, laptop or tablet to a big screen TV;

•	Powerline adapters and bridges, which enable devices to be connected to the network over existing electrical wiring;

•	Multimedia over Coax Alliance standard (“MoCA”) adapters and bridges, which enable devices to be connected to the network over existing coaxial wiring;

•	Remote video monitoring systems, which provide wire-free monitoring accessible by smart phone, tablet or PC and MAC;

•	Wireless network interface cards and adapters, which enable devices to be connected to the network wirelessly; and

•	Ethernet network interface cards and adapters, which enable devices to be connected to the network over Ethernet wiring.

We design our products to meet the specific needs of the consumer, business and service provider markets, tailoring various elements of the software interface, the product design, including component specification, physical characteristics such as casing, design and coloration, and specific user interface features to meet the needs of these markets. We also leverage many of our technological developments, high volume manufacturing, technical support and engineering infrastructure across our markets to maximize business efficiencies.

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

Our vision for the home network is about intelligently controlling and monitoring all devices connected to the home network at all times, thus creating a Smart Home. Our focus is to continue to introduce new products into growth areas that form the basis of Smart Homes, such as: the fastest WiFi standards with broadest coverage via latest technology (802.11ac) WiFi routers and repeaters; video streaming players such Push2TV and NeoTV; home network storage products with an easy to use user interface and remote cloud access, higher capacity and resilience; high speed DOCSIS 3.0, xDSL and fiber gateways with more integrated functions; 4G LTE gateways and Air Card hotspots; and home monitoring and automation devices such as our VueZone home monitoring camera system. We continue to announce and introduce new products in these significant growth markets.

Our vision for the commercial network is about increased effectiveness and efficiency of the hybrid cloud access network. We believe small and medium enterprises will continue to move into cloud-based applications, such as: Salesforce.com, Ring Central, LifeSize video conferencing, SuccessFactors, Workday, and others. In addition, we believe these enterprises will move into utility-like on demand computing power supplied by third party data centers. Also, increasingly more enterprises are enabling the BYOD (bring your own device) environment allowing smart phones, tablets, and netbooks to be the business computing devices of choice. These trends will place a greater demand on commercial networks. To meet this demand we are introducing next generation commercial products in rapid pace, such as: Power over Ethernet (PoE) switches, 10 gigabit Ethernet switches, high capacity local and remote unified storage, small to medium capacity campus wireless LAN, and security appliances.

Competition

The consumer, business and service provider markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•	within the consumer markets, companies such as Apple, Asus, Belkin/Linksys, D-Link, Dropcam, Foscam, Logitech, Roku, TP Link, Synology and Western Digital; and

•
within the business markets, companies such as Allied Telesys, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, Cisco Systems, QNAP Systems, Seagate Technology, SonicWALL, Synology, WatchGuard and Western Digital; and

•
within the service provider markets, companies such as Actiontec, Arcadyan, ARRIS, AVM, Comtrend, D-Link, Hitron, Huawei, Novatel Wireless, Pace, Sagem, Scientific Atlanta (a Cisco Systems company), Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, Compal Broadband, ZTE and ZyXEL.

Other current and potential competitors include numerous local vendors such as Devolo, LEA and AVM in Europe, and Corega and Melco in Japan. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers ("CMs") who are selling and attempting to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. For example, Hewlett-Packard has significant brand name recognition and has an advertising presence substantially greater than ours. Similarly, Cisco Systems is well recognized as a leader in providing networking products to businesses and has substantially greater financial resources than we do. Several of our competitors, such as D-Link, offer a range of products that directly compete with most of our product offerings. Several of our other competitors primarily compete in a more limited manner. For example, Hewlett-Packard sells networking products primarily targeted at larger businesses or enterprises. However, the competitive environment in which we operate changes rapidly. Other companies with significant resources could also become direct competitors, either through acquiring a competitor or through internal efforts.

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

Research and Development

As of December 31, 2013, we had 355 employees engaged in research and development. Our success depends on our ability to develop products that meet changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate new third-party technologies, develop new in-house technologies, and develop and test new products. Our research and development employees work closely with our technology and manufacturing partners to bring our products to market in a timely, high quality and cost-efficient manner.

We identify, qualify or self-develop new technologies, and we work closely with our various technology suppliers and manufacturing partners to develop products using one or more of the development methodologies described below.

ODM. Under the ODM methodology, we define the product concept and specification and recommend the technology selection. We then coordinate with our technology suppliers while they develop the product meeting our specification. On certain new products, one or more subsystems of the design can be done in-house and then integrated with the remaining design pieces from the ODM. Once prototypes are completed, we work with our partners to complete the debugging and systems integration and testing. After completion of the final tests, agency approvals and product documentation, the product is released for production.

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

OEM. Under the original equipment manufacturer ("OEM"), methodology, which we use for a limited number of products, we define the product specification and then purchase the product from OEM suppliers that have existing products fitting our design requirements. In some cases, once a technology supplier's product is selected, we work with the OEM supplier to complete the cosmetic changes to fit into our mechanical and packaging design, as well as our documentation and graphical user interface ("GUI") standard. The OEM supplier completes regulatory approvals on our behalf. When all design verification and regulatory testing is completed, the product is released for production.

Our internal research and development efforts focus on developing and improving the usability, reliability, functionality, cost and performance of our products. Our total research and development expenses were $85.2 million in 2013, $61.1 million in 2012 and $48.7 million in 2011.

Manufacturing

Our primary manufacturers are Cameo Communications Inc., Delta Networks Incorporated, Hon Hai Precision Industry Co., Ltd., (more commonly known as Foxconn Corporation), Sercomm Corporation, Pegatron Corporation (which was spun out of ASUSTek Computer, Inc. in January 2008) and Wistron New Web Corporation, all of which are headquartered in Taiwan. We also use FLEXTRONICS with headquarters in Singapore and the United States. The actual manufacturing of our products occurs primarily in mainland China and Vietnam, with pilot and low-volume manufacturing in Taiwan on a select basis. We distribute our manufacturing among these key suppliers to avoid excessive concentration with a single supplier. Because substantially all of our manufacturing occurs in mainland China and Vietnam, any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our manufacturers to manufacture our products. In addition, our manufacturers in China have continued to increase our costs of production, particularly in the recent years. These increased costs have affected our margins and ability to lower prices for our products to stay competitive. If our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly impacted. In addition to their responsibility for the manufacturing of our products, our manufacturers purchase all necessary parts and materials to produce complete, finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Hong Kong and mainland China. They are responsible for auditing and inspecting process and product quality on the premises of our ODMs, CMs and OEMs.

We obtain several key components from limited or sole sources. For example, many of the semiconductors and meta materials used in our products are designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, wireless local area network chipsets which are used in all of our wireless products and mobile network chipsets which are used in our wireless gateways and hotspots from a limited number of suppliers. Our third party manufacturers generally purchase these components on our behalf on a purchase order basis. If these sources fail to satisfy our supply requirements, our ability to meet scheduled product deliveries would be harmed and we may lose sales and experience increased component costs.

We currently outsource warehousing and distribution logistics to four main third-party providers who are responsible for warehousing, distribution logistics and order fulfillment. In addition, these parties are also responsible for some configuration and re-packaging of our products including bundling components to form kits, inserting appropriate documentation, disk drive configuration, and adding power adapters. APL Logistics Americas, Ltd. in City of Industry, California serves the Americas region, Kerry Logistics Ltd. in Hong Kong serves the Asia Pacific region, DSV Solutions B.V. Netherlands serves the EMEA region, and Agility Logistics Pty Ltd. in Matraville, NSW, Australia serves Australia and New Zealand.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires certain public companies to disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo (DRC) or an adjoining country. The implementation of these requirements by government regulators and our partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in our products. In addition, the supply-chain due diligence investigation required by the conflict minerals rules will require expenditures of resources and management attention regardless of the results of the investigation.

Sales and Marketing

As of December 31, 2013, we had 387 employees engaged in sales and marketing. We work directly with our customers on market development activities, such as co-advertising, online promotions and video demonstrations, event sponsorship and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our channel marketing, product marketing and corporate marketing groups.

Our channel marketing team focuses on working with the sales teams to maximize our participation in channel partner marketing activities and merchandise our products both online and in store.

Our product marketing group focuses on product strategy, product development roadmaps, the new product introduction process, product lifecycle management, demand assessment and competitive analysis. The group works closely with our sales and research and development groups to align our product development roadmap to meet customer technology demands from a strategic perspective. The group also ensures that product development activities, product launches, and ongoing demand and supply planning occur in a well-managed, timely basis in coordination with our development, manufacturing, and sales groups, as well as our ODM, OEM and sales channel partners.

Our corporate marketing group is responsible for defining and building our corporate brand and supporting the business units with creative and marketing strategies and tactics. The group focuses on defining our brand promise and marketing messages on a worldwide basis. This group is also responsible for advertising, public relations, events, social media, the corporate website, email marketing and all creative production for all business units.

We conduct most of our international sales and marketing operations through wholly-owned subsidiaries, which operate via sales and marketing subsidiaries and branch offices worldwide.

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

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark and trade secret and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold approximately 150 issued United States patents that expire between years 2014 and 2030 and 80 foreign patents that expire between 2014 and 2030. In addition, we currently have approximately 125 pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products in the United States and internationally, including NETGEAR, the NETGEAR logo, AirCard, NETGEAR Green, the NETGEAR Green logo, NETGEAR Digital Entertainer, the NETGEAR Digital Entertainer logo, Genie, Genie+, the Genie logo, ReadyShare, Neo TV, the Neo TV logo, NETGEAR Stora, the NETGEAR Stora logo, Connect with Innovation, ProSafe, RangeMax, ReadyNAS, ReadyDrop, ReadyData, ReadyCloud, ReadyDLNA, Smart Wizard, ProSecure, the ProSecure logo, Push2TV, Ultraline, Proline, Liteline, Envoy Service Management System, Versalink, Wirespeed, Leaf Networks, NeoMedia, Centria, On Networks, Folio, Wifi Works, My Media, Nighthawk, NETGEAR Trek, Overdrive, Overdrive 3G/4G Mobile Hotspot logo, Watcher, Aircard Watcher, Zing Mobile Hotspot, Coach, Mingle, Vue, VueZone, and X-RAID. We have registered a number of Internet domain names that we use for electronic interaction with our customers including dissemination of product information, marketing programs, product registration, sales activities, and other commercial uses.

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

Backlog

We believe the actual amount of order backlog at any particular time is not a meaningful indication of our future business. Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with little or no penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net sales for any subsequent period. Accordingly, backlog should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Environmental Laws

Our products and manufacturing process are subject to numerous governmental regulations, which cover both the use of various materials as well as environmental concerns. Environmental issues such as pollution and climate change have had significant legislative and regulatory efforts on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy, which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products and the cost of compliance. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. To the best of our knowledge, we maintain compliance with all current government regulations concerning our production processes for all locations in which we operate. Since we operate on a global basis, this is also a complex process that requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations.

Employees

As of December 31, 2013, we had 1,029 full-time employees, with 387 in sales, marketing and technical support, 355 in research and development, 143 in operations, and 144 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements.

Long-lived assets
Long-lived assets include purchased intangibles, goodwill and property and equipment. Property and equipment by geographic location are as follows (in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
United States	$10,273	$9,898	$9,901
Americas (excluding U.S.)	2,160	36	44
EMEA	914	1,173	331
China	11,905	6,763	4,909
APAC (excluding China)	1,942	1,155	699
	$27,194	$19,025	$15,884

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the Securities Exchange Commission (the "SEC"). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. You may read and copy our reports, proxy statements and other information filed by us at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. Our filings are also available to the public over the Internet at the SEC's website at http://www.sec.gov.

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

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 7, 2014.

Name	Age	Position
Patrick C.S. Lo	57	Chairman and Chief Executive Officer
Christine M. Gorjanc	57	Chief Financial Officer
Jeffrey M. Capone	43	Chief Technical Officer
Mark G. Merrill	59	Senior Vice President of Advanced Engineering
Michael P. Clegg	53	Senior Vice President and General Manager of Service Provider Business Unit
John P. McHugh	53	Senior Vice President and General Manager of Commercial Business Unit
David S.G. Soares	47	Senior Vice President and General Manager of Retail Business Unit
Michael F. Falcon	57	Senior Vice President of Worldwide Operations and Support
Andrew W. Kim	43	Senior Vice President of Corporate Development, General Counsel and Corporate Secretary
Tamesa T. Rogers	40	Senior Vice President, Human Resources

Patrick C.S. Lo is our co-founder and has served as our Chairman and Chief Executive Officer since March 2002. He also served as temporary General Manager of our Commercial Business Unit from May 2012 until July 2013. Patrick founded NETGEAR with Mark G. Merrill with the singular vision of providing the appliances to enable everyone in the world to connect to the high speed Internet for information, communication, business transactions, education, and entertainment. From 1983 until 1995, Mr. Lo worked at Hewlett-Packard Company, where he served in various management positions in sales, technical support, product management, and marketing in the U.S. and Asia. Mr. Lo was named the Ernst & Young National Technology Entrepreneur of the Year in 2006. Mr. Lo received a B.S. degree in electrical engineering from Brown University.

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

Jeffrey M. Capone serves as our Chief Technology Officer and joined us as Vice President of engineering through the acquisition of Leaf Networks in 2010. As CEO and co-founder of Leaf Networks, Mr. Capone was involved in all aspects of technology and corporate development including product and engineering management, technology licensing, patent filing and general management of the company. Before Leaf Networks, Mr. Capone co-founded Aligo, Inc. and served as the CTO until 2004 where he led the company’s technology vision. Prior to Aligo, Mr. Capone was an assistant professor at Arizona State University and Director of the Network Engineering and Wireless Telecom Laboratory. Mr. Capone's distinctions include the National Science Foundation's CAREER award, numerous IEEE Journal and conference publications. Mr. Capone holds a PhD in Electrical Engineering from Northeastern University.

Mark G. Merrill is our co-founder and currently serves as our Senior Vice President of Advanced Engineering. In this role, Mr. Merrill continues to guide the emerging market efforts and work closely the RF engineering team to ensure technical leadership of our wireless networking products. Previously, Mr. Merrill served as our Chief Technology Officer from January 2003 to April 2013. From September 1999 to January 2003, he served as Vice President of Engineering and served as Director of Engineering from September 1995 to September 1999. Mr. Merrill received both a B.S. degree and an M.S. degree in Electrical Engineering from Stanford University.

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

John P. McHugh serves as our Senior Vice President and General Manager of the Commercial Business Unit, overseeing the development and delivery of the industry’s premiere line of networking and storage solutions for SMB customers. Prior to joining us in July 2013, Mr. McHugh led the commercial networking business units at both Nortel and Hewlett-Packard. During his career, Mr. McHugh has held leadership roles in R&D, Marketing and Manufacturing, as well as having over 12 years of experience in General Management. Mr. McHugh holds a BS degree in Electrical Engineering and in Computer Science from Rose-Hulman Institute of Technology.

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

Andrew W. Kim has served as our Senior Vice President of Corporate Development, General Counsel and Corporate Secretary since July 2013, Vice President, Legal and Corporate Development and Corporate Secretary from October 2008 until July 2013, and as our Associate General Counsel from March 2008 to October 2008. Prior to joining NETGEAR, Mr. Kim served as Special Counsel in the Corporate and Securities Department of Wilson Sonsini Goodrich & Rosati, a private law firm, where he represented public and private technology companies in a wide range of matters, including mergers and acquisitions, debt and equity financing arrangements, securities law compliance and corporate governance from 2000 to 2003 and 2006 to 2008. In between his two terms at Wilson Sonsini Goodrich & Rosati, Mr. Kim served as Partner in the Business and Finance Department of the law firm Schwartz Cooper Chartered in Chicago, Illinois, and was an Adjunct Professor of Entrepreneurship at the Illinois Institute of Technology. Mr. Kim holds a J.D. from Cornell Law School, and received a B.A. degree in history from Yale University.

Tamesa T. Rogers has served as our Senior Vice President, Human Resources since July 2013, Vice President, Human Resources from January 2009 to July 2013, Director, Worldwide Human Resources from September 2006 to January 2009 and as our Senior Human Resources Manager from December 2003 to September 2006. From March 2000 to December 2003, Ms. Rogers worked at TriNet Employer Group, a professional employer organization, as a Human Resources Manager, providing HR consulting to technology companies throughout Silicon Valley. Prior to TriNet, Ms. Rogers served in various human resources functions in several Northern California companies. Ms. Rogers received a B.A. in Communication Studies from the University of California, Santa Barbara and an M.S. in Counseling from California State University, Hayward.

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

Throughout the past couple of years, we have significantly increased the rate of our new product introductions. If we cannot sustain that pace of product introductions, either through rapid innovation or acquisition of new products or product lines, we may not be able to maintain or increase the market share of our products. In addition, if we are unable to successfully introduce or acquire new products with higher gross margins, our net revenue and overall gross margin would likely decline.

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

The recent indications of slow economic growth throughout various regions worldwide, especially in Europe, have presented significant challenges to our business. For example, we believe that decreased demand in Europe adversely impacted our net revenue in all three of our business units during fiscal 2013, relative to prior periods. If conditions in the global economy, including Europe, Australia and the United States, or other key vertical or geographic markets continue to remain weak and uncertain or weaken even further, such conditions could have a material adverse impact on our business, operating results and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

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

We sell a substantial portion of our products through broadband service providers worldwide. Our service provider business unit has accounted for a significant portion of our growth over the last several fiscal quarters. Our service provider business is increasingly becoming a larger proportion of our business, especially after our recent acquisition of the Sierra Wireless AirCard business. The service provider business is challenging and exceptionally competitive. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from the challenges we have traditionally faced with the other channels. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. We have, in exceptional limited circumstances, while still in contract negotiations, shipped products in advance of and subject to agreement on a definitive contract. We do not record revenue from these shipments until a definitive contract exists. There is risk that we do not ultimately close and sign a definitive contract. It this occurs, the timing of revenue recognition is uncertain and our business would be harmed. In addition, we often commence building custom-made products prior to execution of a contract in order to meet the customer's contemplated launch dates and requirements. Service provider products are generally custom-made for a specific customer and may not be salable to other customers or in other channels. If we have pre-built custom-made products but do not come to agreement on a definitive contract, we may be forced to scrap the custom-made products or re-work them at substantial cost and our business would be harmed.

Further, successful engagements with service provider customers requires a constant analysis of technology trends. If we are unable to anticipate technology trends and service provider customer product needs, and to allocate research and development resources to the right projects, we may not be successful in continuing to sell products to service provider customers. In addition, because our service provider customers command significant resources, including for software support, and demand extremely competitive pricing, our ODM's are starting to decline to develop service provider products on an ODM basis. Accordingly, as our ODM's increasingly limit development of our service provider products, our service provider business will be harmed if we cannot replace this with in-house development.

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

Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from, customers and resellers, or the loss of any significant customer or reseller, could harm or otherwise have a negative impact to our operating results. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend on large orders from a small number of customers.

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

We must comply with indirect tax laws in multiple foreign jurisdictions. Audits of our compliance with these rules may result in additional liabilities for tax, interest and penalties related to our international operations which would reduce our profitability.

Our international operations are routinely subject to audit by tax authorities in various countries. Many countries have indirect tax systems where the sale and purchase of goods and services are subject to tax based on the transaction value. These taxes are commonly referred to as value-added tax (VAT) or goods and services tax (GST). Failure to comply with these systems can result in the assessment of additional tax, interest and penalties. While we believe we are in compliance with local laws, there is no assurance that foreign tax authorities agree with our reporting positions and upon audit may assess us additional tax, interest and penalties. If this occurs and we cannot successfully defend our position, our profitability will be reduced.

If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill or intangible assets may not be recoverable include a significant decline in our expected future cash flows or a sustained, significant decline in our stock price and market capitalization.

As a result of our acquisitions, we have significant goodwill and intangible assets recorded on our balance sheet. In addition, significant negative industry or economic trends, such as those that have occurred as a result of the recent economic downturn, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill or intangible assets might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill or intangible assets be determined resulting in an adverse impact on our results of operations.

In the fourth fiscal quarter of 2013, we completed our annual impairment test of goodwill and determined no impairment existed as of September 30, 2013. We will continue to test goodwill for impairment at least annually at the business unit level, and more frequently if we become aware of changed conditions or situations since the prior impairment testing that might call into question whether the current balances are fairly recorded. The allocation of goodwill may have greater impact for certain of the business segments, as compared to the other segments. We believe that our service provider business unit may be particularly susceptible to this risk relative to our other two business units, due to its higher dependence on a limited number of customers and the potential impact of losing one or more significant customers. Accordingly, the performance of a business unit may be adversely affected by the allocation of goodwill.

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

Specifically, substantially all of our manufacturing occurs in the Asia Pacific region and any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our third party manufacturers to manufacture our products. In addition, our third party manufacturers in China have continued to increase our costs of production, particularly in the past couple of years. If these costs continue to increase, it may affect our margins and ability to lower prices for our products to stay competitive. Recent labor unrest in China may also affect our third party manufacturers as workers may strike and cause production delays. If our third party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly harmed.

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

Our business depends on our continued ability to license necessary third-party technology, which we may not be able to do on commercially reasonable terms, if at all.

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
The marketability of our AirCard products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.
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

Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end-user. For example, in January 2008, we announced a voluntary recall of a Powerline Ethernet Adapter made for Europe and other countries as a result of a component failure under certain operating conditions.

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

We invest in companies for both strategic and financial reasons, but may not realize a return on our investments.

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

International sales comprise a significant amount of our overall net revenue. International sales were 44% of overall net revenue in fiscal 2013 and 48% in fiscal 2012. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

•	difficulties and costs of staffing and managing foreign operations;

•	business difficulties, including potential bankruptcy or liquidation, of any of our worldwide third party logistics providers; and

•	changes in local tax laws or changes in the enforcement, application or interpretation of such laws.

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

Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease entered into in February 2006 and expiring in December 2026. Our international sales personnel are based out of local sales offices or home offices in Austria, Australia, Belgium, Canada, China, Czech Republic, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Luxembourg, Poland, Russia, Singapore, Spain, Sweden, Switzerland, the Netherlands, the United Arab Emirates, and the United Kingdom. We also have operations personnel using a leased facility in Hong Kong. We also maintain research and development facilities in Atlanta, Carlsbad, Chicago, Beijing and Nanjing China, Richmond B.C., and in Taipei, Taiwan. From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities provide suitable space for our operations and are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth. We have invested in internal capacity and strategic relationships with outside manufacturing vendors as needed to meet anticipated demand for our products.

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

Fiscal Year Ended December 31, 2012	High	Low
First Quarter	$43.44	$34.08
Second Quarter	40.08	28.98
Third Quarter	40.42	28.68
Fourth Quarter	39.48	32.48

Fiscal Year Ended December 31, 2013	High	Low
First Quarter	$40.97	$32.10
Second Quarter	34.25	26.82
Third Quarter	33.90	28.13
Fourth Quarter	33.45	28.21

Company Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from December 31, 2008 through December 31, 2013 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
NETGEAR, Inc.	$100.00	$190.10	$295.18	$294.22	$345.57	$288.69
NASDAQ Computer Index	$100.00	$170.82	$200.62	$201.60	$226.76	$299.19
NASDAQ Composite Index	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84

Holders of Common Stock

On February 20, 2014, there were 23 stockholders of record.

The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2013 - October 27, 2013	—	$—	—	4,831,220
October 28, 2013 - November 24, 2013	1,534,319	$31.31	1,534,319	3,296,901
November 25, 2013 - December 31, 2013	470,613	$32.00	470,613	2,826,288
Total	2,004,932	$31.47	2,004,932

(1)
On October 21, 2008, the Board of Directors authorized the repurchase of up to 6.0 million shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the year ended December 31, 2013, the Company repurchased 2.0 million shares, or approximately $63.1 million of common stock under this authorization. During the years ended December 31, 2012 and 2011, the Company did not repurchase any shares under this authorization.

(2)
We did not repurchase any shares to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended December 31, 2013. During the three months ended December 31, 2012, we repurchased 917 shares, or approximately $34,000 of common stock, respectively, to help facilitate tax withholding for RSUs.

Item 6.	Selected Financial Data

The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with, the consolidated financial statements and related notes thereto, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

We derived the selected consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements appearing elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2013 (1)	2012	2011	2010	2009
	(In thousands, except per share data)
Net revenue	$1,369,633	$1,271,921	$1,181,018	$902,052	$686,595
Cost of revenue (3)	976,018	888,368	811,572	602,805	480,195
Gross profit	393,615	383,553	369,446	299,247	206,400
Operating expenses:
Research and development (3)	85,168	61,066	48,699	39,972	30,056
Sales and marketing (3)	153,804	149,766	154,562	131,570	106,162
General and administrative (3)	48,915	45,027	39,423	36,220	32,727
Restructuring and other charges	5,335	1,190	2,094	(88)	809
Technology license arrangements	—	—	—	—	2,500
Litigation reserves, net	5,354	390	(201)	211	2,080
Impairment of Intangibles	2,000	—	—	—	—
Total operating expenses	300,576	257,439	244,577	207,885	174,334
Income from operations	93,039	126,114	124,869	91,362	32,066
Interest income	400	498	477	426	629
Other income (expense), net	(457)	2,670	(1,136)	(564)	(128)
Income before income taxes	92,982	129,282	124,210	91,224	32,567
Provision for income taxes	37,765	42,743	32,842	40,315	23,234
Net income	$55,217	$86,539	$91,368	$50,909	$9,333
Net income per share:
Basic (2)	$1.44	$2.27	$2.46	$1.44	$0.27
Diluted (2)	$1.42	$2.23	$2.41	$1.41	$0.27

(1)	Includes the impact of AirCard acquisition. Refer to Note 2 Business Acquisitions in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2)	Information regarding calculation of per share data is described in Note 6, Net Income Per Share, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

(3)	Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cost of revenue	$1,577	$1,347	$999	$913	$959
Research and development	3,943	2,787	2,476	2,271	1,973
Sales and marketing	5,379	4,751	5,136	4,710	4,147
General and administrative	6,563	5,487	5,151	4,307	3,945

Consolidated Balance Sheet Data:

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cash, cash equivalents and short-term investments	$248,154	$376,877	$353,695	$270,737	$247,100
Working capital	$500,028	$603,279	$525,268	$413,321	$339,116
Total assets	$1,093,930	$1,034,569	$971,370	$780,321	$633,121
Total current liabilities	$300,083	$260,930	$308,961	$254,723	$195,609
Total non-current liabilities	$20,064	$19,028	$23,652	$25,162	$23,359
Total stockholders' equity	$773,783	$754,611	$638,757	$500,436	$414,153

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate in three specific business segments: retail, commercial, and service provider. Each business unit is managed by a Senior Vice President/General Manager. We believe this structure enables us to better focus our efforts on our core customer segments and allows us to be more nimble and opportunistic as a company overall. The retail business unit is focused on individual consumers and consists of high performance, dependable and easy-to-use home networking, home video monitoring, storage and digital media products. The commercial business unit is focused on small and medium size businesses and consists of business networking, storage and security solutions that bring enterprise class functionality at an affordable price. The service provider business unit is focused on the service provider market and consists of made-to-order and retail proven, whole home networking hardware and software solutions, as well as 4G LTE hotspots sold to service providers for sale to their subscribers. We conduct business across three geographic regions: Americas, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

Our service provider business has grown substantially over the years, particularly as a result of acquisitions, and it is difficult to ascertain a seasonal pattern given that the business is less predictable than our other core businesses. The commercial business, consumer, and broadband service provider markets are intensely competitive and subject to rapid technological change. We believe that the principal competitive factors in the retail, commercial, and service provider markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and enhancing our current products while continuing to expand our channels and maintaining customer satisfaction worldwide.

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Fry’s Electronics, K-mart, Radio Shack, Sears, Staples, Target, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), Dick Smith (Australia), JB HiFi (Australia), Elkjop (Norway) and Lenovo (China). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers, including Ingram Micro and Best Buy. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future.

In 2013, we continued to grow the business. On April 2, 2013, we acquired the select assets and operations of the Sierra Wireless, Inc. AirCard business ("AirCard"), including customer relationships, certain intellectual property, inventory and property and equipment. We added 161 AirCard employees as a result of the acquisition. We believe the AirCard acquisition will accelerate the mobile initiative of our service provider business unit to become a global leader in providing the latest in LTE data networking access devices. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. On June 21, 2013, we acquired certain assets and operations of Arada Systems, Inc. (“Arada”). We believe the Arada acquisition will bolster our wireless product offerings in our commercial business unit and strengthen our market position in the small to medium size campus wireless LAN market. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting.

During the fourth quarter of 2013, we incurred a restructuring charge of appropriately $3.2 million related to the consolidation of certain teams and locations to drive efficiencies and realign resources to better focus on key growth markets. As always, we remain focused on long term growth driven by our mission to connect everyone to the high speed Internet. We will continue to invest in the growth markets of the Smart Home, access networks for cloud computing and LTE gateways.

We experienced revenue growth of 7.7% during fiscal year 2013. The increase in net revenue was primarily attributable to increased sales of our mobile products acquired through our acquisition of AirCard, home security monitoring and automation products, and switches, partially offset by a decrease in sales of our broadband gateways. On a geographic basis, net revenue increased in the Americas and APAC regions, and decreased in the EMEA region. On a segment basis, net revenues from all business units increased. The increase in service provider business unit net revenue was largely driven by our mobile products acquired through our acquisition of AirCard. The increase in commercial business unit net revenue was primarily due to increased sales of our switches. The increase in retail business unit net revenue was primarily due to increased sales of our multimedia products.

Looking forward, we expect to see continued success in our retail business unit, driven by sales of our high-end AC WiFi router, which will expand to both Europe and Asia, and our two new range extenders, which will be introduced worldwide in the first quarter of 2014. We also expect to see growth in our commercial business unit, driven by our 10Gig and PoE switches as well as high end storage products. In addition, we remain positive on the product opportunities from combining AirCard’s engineering strength in LTE and NETGEAR’s strength in WiFi.

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

In the fourth fiscal quarter of 2013, we completed the annual impairment test of goodwill. Due to the increase in goodwill in fiscal year 2013 as a result of our acquisitions, we elected to bypass the qualitative assessment and proceed directly to estimating the fair value of net assets for each reporting unit. The fair value of the business units was determined placing an equal weighting of 50 percent on the income approach and market approach indications of value. Under the income approach, the fair value of an asset is based on the value of the estimated cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted to arrive at their respective fair values. Under the market approach, the fair value of the unit is based on an analysis of financial data for publicly traded companies engaged in the same or similar lines of business. We compared the fair value of the reporting units to the reporting unit’s carrying value and determined that goodwill was not impaired since the estimated fair values of each of the reporting units exceeded the carrying values. The excess of fair value over carrying amount for each of our reporting units ranged from approximately 15% to approximately 219% of carrying amounts. The service provider business unit has the lowest excess of fair value over carrying amount at 15%. In order to evaluate the sensitivity of the estimated fair values of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease resulted in a lowest excess of fair value over carrying amount of approximately 4% for service provider business unit. We will continue to monitor goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be potential indicator of impairment. No goodwill impairment was recognized in the years ended December 31, 2013, 2012 or 2011.

We do not believe it is likely that there will be a material change in the estimates or assumptions we use to test for impairment losses on goodwill. However, if the actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Intangible assets

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

In the third quarter of 2013, we recorded an impairment charge of $2.0 million related to the abandonment of certain IPR&D projects acquired in AirCard acquisition.

In the fourth fiscal quarter of 2013, we completed the annual impairment test of indefinite-lived intangible assets. We assessed whether it was more likely than not (that is, a likelihood of more than 50%) the carrying amount of our indefinite-lived intangible assets may not be recoverable from their undiscounted cash flows by considering the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in our share price. Based on these factors , we determined that it is not more likely than not that there were events or changes in circumstances that indicated that the carrying amount of our indefinite-lived intangible assets may not be recoverable from their undiscounted cash flows, and therefore performing the first step of the two-step impairment test for each reporting unit was unnecessary. No impairments to our indefinite-lived assets were recognized resulting from the annual impairment tests in the years ended December 31, 2013, 2012 and 2011.

We will continue to evaluate the carrying value of our indefinite-lived assets and if we determine in the future that there is a potential further impairment, we may be required to record additional charges to earnings which could affect our financial results.

Property and equipment, net

Property and equipment are stated at historical cost, less accumulated depreciation. We will perform an impairment test if certain events or indicators of impairment occur. Examples of such events or circumstances include the following: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in the business climate; and slower growth rates. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were not material in the years ended December 31, 2013, 2012 and 2011.

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. As of December 31, 2013, we believe that all of our deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

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

Results of Operations

The following table sets forth the Consolidated Statements of Operations and the percentage change from the preceding year for the periods indicated:

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, except percentage data)
Net revenue	$1,369,633	7.7%	$1,271,921	7.7%	$1,181,018
Cost of revenue	976,018	9.9%	888,368	9.5%	811,572
Gross profit	393,615	2.6%	383,553	3.8%	369,446
Operating expenses:
Research and development	85,168	39.5%	61,066	25.4%	48,699
Sales and marketing	153,804	2.7%	149,766	(3.1)%	154,562
General and administrative	48,915	8.6%	45,027	14.2%	39,423
Restructuring and other charges	5,335	348.3%	1,190	(43.2)%	2,094
Litigation reserves, net	5,354	**	390	**	(201)
Impairment charges	2,000	**	—	**	—
Total operating expenses	300,576	16.8%	257,439	5.3%	244,577
Income from operations	93,039	(26.2)%	126,114	1.0%	124,869
Interest income	400	(19.7)%	498	4.4%	477
Other income (expense), net	(457)	(117.1)%	2,670	**	(1,136)
Income before income taxes	92,982	(28.1)%	129,282	4.1%	124,210
Provision for income taxes	37,765	(11.6)%	42,743	30.1%	32,842
Net income	$55,217	(36.2)%	$86,539	(5.3)%	$91,368
** Percentage change not meaningful.

The following table sets forth the Consolidated Statements of Operations, expressed as a percentage of net revenue, for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Net revenue	100%	100%	100%
Cost of revenue	71.3	69.8	68.7
Gross margin	28.7	30.2	31.3
Operating expenses:
Research and development	6.2	4.8	4.1
Sales and marketing	11.2	11.9	13.1
General and administrative	3.6	3.5	3.3
Restructuring and other charges	0.4	0.1	0.2
Litigation reserves, net	0.4	0.0	0.0
Impairment charges	0.1	—	—
Total operating expenses	21.9	20.3	20.7
Income from operations	6.8	9.9	10.6
Interest income	0.0	0.1	0.0
Other income (expense), net	0.0	0.2	(0.1)
Income before income taxes	6.8	10.2	10.5
Provision for income taxes	2.8	3.4	2.8
Net income	4.0%	6.8%	7.7%

Net Revenue

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue and net changes in deferred revenue.

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, except percentage data)
Total net revenue	$1,369,633	7.7%	$1,271,921	7.7%	$1,181,018

2013 vs 2012

Net revenue increased $97.7 million, or 7.7%, to $1.37 billion for the year ended December 31, 2013, from $1.27 billion for the year ended December 31, 2012. The increase in net revenue was primarily attributable to increased sales of our mobile products acquired through our acquisition of AirCard, home security monitoring and automation products, and switches, partially offset by a decrease in sales of our broadband gateways. We experienced an increase in revenues in the Americas and APAC regions, and a decrease in EMEA. In addition, our service provider, retail and commercial business increased year-over-year.

2012 vs 2011

Net revenue increased $90.9 million, or 7.7%, to $1.27 billion for the year ended December 31, 2012, from $1.18 billion for the year ended December 31, 2011. The increase in net revenue was primarily attributable to increased sales of broadband gateway products and home wireless products, partially offset by a decrease in sales of our network storage products.

Refer to "Net Revenue by Geographic Region" and "Segment Information" for further discussion of net revenue by geographic region and segment respectively.

Net Revenue by Geographic Region

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, except percentage data)
Americas	$789,318	16.2%	$679,419	15.7%	$587,056
Percentage of net revenue	57.7%		53.4%		49.7%
EMEA	$412,688	(9.8)%	$457,724	(4.2)%	$477,713
Percentage of net revenue	30.1%		36.0%		40.4%
APAC	$167,627	24.4%	$134,778	15.9%	$116,249
Percentage of net revenue	12.2%		10.6%		9.8%

2013 vs 2012

The increase in Americas net revenue was primarily attributable to increased sales of our mobile products acquired through our acquisition of AirCard, home security monitoring and automation products, and switches, partially offset by a decrease in sales of our broadband gateways. The decrease in EMEA net revenue was primarily attributable to a decrease in sales of our broadband gateways and home wireless products. The decrease in sales of our broadband gateways is partially due to the consolidation among cable operators in Europe in the second half of 2013. The increase in APAC was primarily attributable to increased sales of our mobile products acquired through our acquisition of AirCard, home wireless products, and switches, partially offset by a decrease in sales of our broadband gateways.

Americas continues to represent the largest percentage of our net revenues, and APAC increased as a percentage of revenue, primarily due to growth in the region. EMEA decreased as a percentage of revenues as we continued to see macroeconomic weakness in the European market.

2012 vs 2011

The increase in Americas net revenue was primarily driven by our retail products and sales to our service provider customers. The decrease in EMEA net revenue was primarily attributable to a decrease in sales of our commercial products and, to a lesser extent, a decrease in sales of our retail products, primarily driven by a challenging economic environment in Europe. The increase in APAC net revenue was primarily attributable to increased sales to our service provider customers.

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

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, except percentage data)
Cost of revenue	$976,018	9.9%	$888,368	9.5%	$811,572
Gross margin percentage	28.7%		30.2%		31.3%

2013 vs 2012

Cost of revenue increased $87.7 million, or 9.9%, to $976.0 million for the year ended December 31, 2013, from $888.4 million for the year ended December 31, 2012. Our gross margin decreased to 28.7% for the year ended December 31, 2013, from 30.2% for the year ended December 31, 2012.

The decrease in gross margin percentage was primarily attributable to relatively faster growth in revenue from service providers, which generally carries lower gross margins than our other products. Sales to service providers increased as a percentage of net revenue to 40.0% in the year ended December 31, 2013, compared to 36.1% in the year ended December 31, 2012, which was primarily attributable to our acquisition of AirCard. Also contributing to the decrease in gross margin were increases of $4.0 million in intangibles amortization expense, primarily attributable to assets acquired from AirCard and Arada and $3.5 million increase in freight costs, as well as $3.3 million in excess and obsolete inventory charges.

2012 vs 2011

Cost of revenue increased $76.8 million, or 9.5%, to $888.4 million for the year ended December 31, 2012, from $811.6 million for the year ended December 31, 2011. Our gross margin decreased to 30.2% for the year ended December 31, 2012, from 31.3% for the year ended December 31, 2011.

The decrease in gross margin was primarily attributable to relatively faster growth in our revenue from service providers, which generally carries lower gross margins than our other products. Sales to service providers increased as a percentage of net revenue to 36.1% in the year ended December 31, 2012, compared to 31.1% in the year ended December 31, 2011.

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

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, except percentage data)
Research and development expense	$85,168	39.5%	$61,066	25.4%	$48,699
Percentage of net revenue	6.2%		4.8%		4.1%

2013 vs 2012

Research and development expenses increased $24.1 million, or 39.5%, to $85.2 million for the year ended December 31, 2013, from $61.1 million for the year ended December 31, 2012. Additionally, research and development expenses increased as a percentage of net revenue to 6.2% for the year ended December 31, 2013, from 4.8% for the year ended December 31, 2012. These increases were primarily due to significant growth in research and development headcount as a result of our acquisitions during the second quarter of 2013. Personnel and facility-related expenses increased by $22.9 million, and expenses related to projects and outside professional services also increased by $2.3 million. These increases were partially offset by a decrease in variable compensation of $0.9 million. Research and development headcount increased by 104 employees to 355 employees at December 31, 2013 compared to 251 employees at December 31, 2012.

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

Sales and Marketing Expense

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, except percentage data)
Sales and marketing expense	$153,804	2.7%	$149,766	(3.1)%	$154,562
Percentage of net revenue	11.2%		11.9%		13.1%

2013 vs 2012

Sales and marketing expenses increased $4.0 million, or 2.7%, to $153.8 million for the year ended December 31, 2013, from $149.8 million for the year ended December 31, 2012. Sales and marketing expense as a percentage of net revenue was relatively flat for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The change in sales and marketing expense was due to increases of $6.4 million in amortization of intangible assets, largely related to intangible assets acquired from AirCard, and $1.1 million in personnel and facility related expenses. These increases were partially offset by decreases of $1.7 million in variable compensation expenses, $0.7 million in projects and outside professional services, $0.6 million in marketing expenses and $0.5 million in freight costs. Sales and marketing headcount increased by 35 employees to 387 employees at December 31, 2013 compared to 352 employees at December 31, 2012.

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

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, except percentage data)
General and administrative expense	$48,915	8.6%	$45,027	14.2%	$39,423
Percentage of net revenue	3.6%		3.5%		3.3%

2013 vs 2012

General and administrative expenses increased $3.9 million, or 8.6%, to $48.9 million for the year ended December 31, 2013, from $45.0 million for the year ended December 31, 2012. General and administrative expenses as a percentage of net revenue were relatively flat for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in general and administration expenses was primarily attributable to a $3.9 million increase in outside legal services due to additional litigation and merger and acquisition activity, and a $1.4 million increase in personnel and facility-related expenses. These increases were partially offset by a $1.2 million decrease in variable compensation. General and administrative headcount increased by 16 employees to 144 employees at December 31, 2013 compared to 128 employees at December 31, 2012.

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

Restructuring and Other Charges

2013 vs 2012

Restructuring and other charges increased $4.1 million, or 348.3% to an expense of $5.3 million during the year ended December 31, 2013, from $1.2 million for year ended December 31, 2012. Of the $5.3 million restructuring and other charges incurred, $3.3 million was incurred in the fourth quarter of 2013 related to the consolidation of certain teams and locations to drive efficiencies and realign resources to better focus on key growth markets, $1.9 million is for transition costs related to the AirCard acquisition, and $0.2 million is related to an office lease exit liability related to the AVAAK acquisition. In addition, the Company recorded a restructuring adjustment of $94,000 to decrease the previously recorded severance liabilities.

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

Litigation Reserves and Payments

During the year ended December 31, 2013, we recorded a litigation reserve of $5.4 million for estimated costs primarily related to the Ericsson and Ruckus litigation.

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

Impairment Charges

We recorded an impairment charge of $2.0 million during the year ended December 31, 2013, as compared to no impairment charges in the year ended December 31, 2012, related to the abandonment of certain IPR&D projects acquired in the AirCard acquisition. Refer to Note 2, Business Acquisitions and the Intangibles section of Note 3, Balance Sheet Components, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion.

Interest Income and Other Income (Expense)

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income, net, for the periods indicated:

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, except percentage data)
Interest income	$400	(19.7)%	$498	4.4%	$477
Other income (expense), net	(457)	(117.1)%	2,670	**	(1,136)
Total interest income and other income, net	$(57)	(101.8)%	$3,168	**	$(659)
** Percentage change not meaningful.

2013 vs 2012

Interest income decreased $98,000, or 19.7%, to $400,000 for the year ended December 31, 2013, from $498,000 for the year ended December 31, 2012. The decrease in interest income was primarily due to the decrease in our cash balance, attributable to the AirCard and Arada acquisitions in the second quarter of 2013 and repurchase of shares in the fourth quarter of 2013.

Other income (expense), net, decreased $3.1 million to expense of $0.5 million for the year ended December 31, 2013, from income of $2.7 million for year ended December 31, 2012. The decrease was primarily attributable to a $3.1 million gain on sale of cost method investment recognized in the year ended December 31, 2012, as compared to no gains recognized during the year ended December 31, 2013. For details of our hedging program and related foreign currency contracts, refer to Note 5, Derivative Financial Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion.

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

Provision for Income Taxes

2013 vs 2012

Provision for income taxes decreased by $5.0 million, resulting in a provision of $37.8 million for the year ended December 31, 2013, compared to a provision of $42.7 million for the year ended December 31, 2012. The effective tax rate increased to 40.6% for the year ended December 31, 2013 from 33.1% for the year ended December 31, 2012. The decrease in tax was mainly due to lower consolidated pretax income. The effective tax rate for both periods differed from the statutory rate of 35% due to earnings from foreign jurisdictions, state taxes, tax credits and non-deductible expenses. For the year ended December 31, 2013, tax on earnings from foreign operations increased the effective tax rate by 3.9 percentage points compared to a decrease of 4.8 percentage points for 2012. The increase in the effective tax rate from earnings of foreign operations in 2013 compared to 2012 resulted from the tax effect of non-deductible losses in foreign jurisdictions where no benefit can be claimed as well as increases in accruals for uncertain tax positions in foreign jurisdictions. The tax rate increase was partially offset by the recognition of a tax benefit for the 2012 U.S. federal research credit. On January 2, 2013 the American Taxpayer Relief Act of 2012 reinstated the research credit, retroactive to January 1, 2012. Accordingly, the entire benefit for the 2012 research credit of approximately $822,000 was recognized in 2013.

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

Net Income

2013 vs 2012

Net income decreased $31.3 million to $55.2 million for the year ended December 31, 2013, from $86.5 million for the year ended December 31, 2012. This decrease was primarily due to a decrease of $3.2 million in other income, and an increase in operating expenses of $43.1 million, primarily attributable to acquisition-related activity and increased investments in research and development. These changes were partially offset by an increase of $10.1 million in gross profits and a decrease in the provision for income taxes of $5.0 million.

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

Segment contribution income includes all product line segment net revenues less the related cost of sales, research and development, and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, general and administrative costs, stock-based compensation expenses, amortization of intangibles, acquisition-related expenses, restructuring costs, litigation reserves, impairment charges, and interest and other income (expense), net.

A reconciliation of segment contribution income to income before income taxes can be found in Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Retail

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	( in thousands, except percentage data)
Net revenue	$509,924	1.0%	$504,797	4.8%	$481,795
Percentage of net revenue	37.3%		39.7%		40.8%
Contribution income	73,418	(15.4)%	86,808	6.4%	81,589
Contribution margin	14.4%		17.2%		16.9%

2013 vs 2012

Net revenue in the retail business unit increased $5.1 million, or 1.0%, to $509.9 million for the year ended December 31, 2013, from $504.8 million for the year ended December 31, 2012. The increase was primarily due to increased sales of our multimedia products, home security monitoring and automation products, and mobile products, partially offset by a decrease in home wireless products. Contribution income decreased $13.4 million, or 15.4%, to $73.4 million for the year ended December 31, 2013, from $86.8 million for the year ended December 31, 2012. The decrease was primarily due to increased cost of revenues driven by an increase in freight and warranty costs, and an unfavorable product mix.

2012 vs 2011

The retail business unit experienced an increase in revenue from 2011 to 2012. The increase was primarily driven by an increase in revenue from sales of our home wireless products, partially offset by a decrease in sales of our powerline, home storage and broadband gateways products. The retail business unit experienced strong revenue growth in the Americas region and moderate growth in the APAC region; however these increases were partially offset by a decrease in net revenues from sales in the EMEA region, as the region continued to experience macroeconomic weakness in the European market. The increase in contribution income was primarily due to revenue growth, which was partially offset by an increase in operating expenses, primarily driven by investments in research and development, as well as product management and marketing costs.

Commercial

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	( in thousands, except percentage data)
Net revenue	$311,261	1.1%	$307,945	(7.1)%	$331,439
Percentage of net revenue	22.7%		24.2%		28.1%
Contribution income	66,506	(1.9)%	67,826	(9.3)%	74,746
Contribution margin	21.4%		22.0%		22.6%

2013 vs 2012

Net revenue in the commercial business unit increased $3.3 million, or 1.1%, to $311.3 million for the year ended December 31, 2013, from $307.9 million for the year ended December 31, 2012. The increase is primarily attributable to increased sales of our switches, partially offset by a decrease in sales of our wireless products. Contribution income decreased $1.3 million, or 1.9%, to $66.5 million for the year ended December 31, 2013, from $67.8 million for the year ended December 31, 2012. The decrease was primarily attributable to increased cost of revenues driven by increased freight and warranty costs. The decrease in contribution income as a result of the increase in cost of revenues was partially offset by a benefit from decreased sales and marketing and research and development costs.

2012 vs 2011

The commercial business unit experienced a decrease in net revenue from 2011 to 2012. The decrease was primarily experienced in the EMEA region, as the region continued to experience macroeconomic weakness in the European market. Net revenues from sales in the Americas and APAC regions remained relatively flat. On a product-level, the decrease was primarily attributable to a decrease in sales from our network storage product line. Contribution income also decreased, primarily due to the decline in revenue out-pacing the savings from decreases in our costs of revenue and operating expenses. Net revenue decreased by 7.1%, while costs of revenue and operating expenses decreased by 6.5% and 6.3% respectively. The decrease in costs of revenue was primarily attributable to the decrease in net revenues and a more favorable air/sea freight mix. The decrease in our commercial business unit's operating expenses was primarily due to a decrease in sales and marketing cost, partially offset by an increase in research and development costs.

Service Provider

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	( in thousands, except percentage data)
Net revenue	$548,448	19.4%	$459,179	24.9%	$367,784
Percentage of net revenue	40.0%		36.1%		31.1%
Contribution income	51,620	26.5%	40,794	24.4%	32,797
Contribution margin	9.4%		8.9%		8.9%

2013 vs 2012

Net revenue in the service provider business unit increased $89.3 million, to $548.4 million for the year ended December 31, 2013, from $459.2 million for the year ended December 31, 2012. The increase is primarily attributed to increased sales of our mobile products as a result of the AirCard acquisition and home security monitoring and automation products, partially offset by a decrease in sales of our broadband gateways. The decrease in sales of our broadband gateways is partially due to the consolidation among cable operators in Europe in the second half of 2013. Contribution income increased $10.8 million, or 26.5%, to $51.6 million for the year ended December 31, 2013, from $40.8 million for the year ended December 31, 2012. The increase is primarily due to an increase in gross profit, largely attributable to revenue growth, partially offset by an increase in excess and obsolete inventory charges and increased research and development costs.

2012 vs 2011

The service provider business unit experienced strong net revenue growth from 2011 to 2012. The increase was primarily attributable to sales growth of our broadband gateway products, primarily driven by service provider demand for our Docsis 3.0 products, and to a lesser extent, the acquisition of the Customer Networking Solutions division of Westell Technologies, Inc. Contribution income remained in line with revenue growth, with net revenue increasing by 24.9%, while costs of revenue and operating expenses increased by 25.2% and 22.3% respectively. The increase in costs of revenue was primarily due to revenue growth and the increase in operating expenses was primarily attributable to increased investments in research and development.

Liquidity and Capital Resources

As of December 31, 2013, we had cash, cash equivalents and short-term investments totaling $248.2 million.

Our cash and cash equivalents balance decreased from $149.0 million as of December 31, 2012 to $143.0 million as of December 31, 2013. Our short-term investments, which represent the investment of funds available for current operations, decreased from $227.8 million as of December 31, 2012 to $105.1 million as of December 31, 2013. The decrease in cash and cash equivalents and short-term investments are mainly attributable to the AirCard and Arada acquisitions in the second quarter of 2013 and repurchase of shares in the fourth quarter of 2013. Operating activities during the year ended December 31, 2013, generated cash of $86.9 million. Investing activities during the year ended December 31, 2013 used $39.7 million, mainly due to the payments made in connection with business acquisitions of $147.2 million, primarily related to the AirCard acquisition, and purchases of property and equipment of $18.1 million, offset by net proceeds of $121.9 million from maturities of short-term investments. During the year ended December 31, 2013, financing activities used $53.2 million, primarily due to the repurchase of common stock, partially offset by the issuance of our common stock upon exercise of stock options and our employee stock purchase program, as well as the excess tax benefit from exercises and cancellations of stock options.

Our days sales outstanding as of December 31, 2013 was 69 days, a decrease from 76 days as of December 31, 2012, as a result of our continuous efforts to manage collections.

Our accounts payable increased from $87.3 million at December 31, 2012 to $114.5 million at December 31, 2013, primarily as a result of timing of payments.

Inventory increased from $174.9 million at December 31, 2012 to $224.5 million at December 31, 2013. Ending inventory turns decreased to 4.6 turns in the three months ended December 31, 2013, from 5.0 turns in the three months ended December 31, 2012.

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

On June 21, 2013, we acquired certain assets and operations of Arada, a privately-held company that develops, licenses, and provides solutions for the next generation of uses of Wi-Fi, for total purchase consideration of $5.3 million in cash. We believe the acquisition will bolster our wireless product offerings in our commercial business unit and strengthen our market position in the small to medium size campus wireless LAN market.

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

On October 21, 2008, the Board of Directors authorized management to repurchase up to 6.0 million shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the year ended December 31, 2013, we repurchased and retired 2.0 million shares or $63.1 million of common stock under this authorization and we did not repurchase any shares during the years ended December 31, 2012 or 2011.

We also repurchased approximately 14,000 shares, or $0.5 million of common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the year ended December 31, 2013. Similarly, during the years ended December 31, 2012 and December 31, 2011, we repurchased approximately 22,000 shares and 25,000 shares, respectively, or $0.9 million and $0.9 million of common stock, respectively, under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Backlog

As of December 31, 2013, we had a backlog of approximately $139.4 million, compared to approximately $104.6 million as of December 31, 2012, primarily due to product demand required in the future. Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with little or no penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net sales for any succeeding period.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table describes our commitments to settle non-cancelable lease and purchase commitments as of December 31, 2013 (in thousands).

	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
Operating leases	$2,987	$15,248	$9,726	$5,988	$33,949
Purchase obligations	187,348	—	—	—	187,348
	$190,335	$15,248	$9,726	$5,988	$221,297

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended December 31, 2013, 2012, and 2011 was $9.9 million, $7.6 million and $7.0 million, respectively. The terms of some of the office leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. At December 31, 2013, we had $187.3 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

As of December 31, 2013 and December 31, 2012, we had $14.6 million and $13.8 million, respectively, of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $2.8 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale” securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal 2013.

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

As of December 31, 2013, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $279,000 to net income, net of our hedged position, at December 31, 2013. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2013 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the year ended December 31, 2013, 12% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NETGEAR, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of NETGEAR, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, CA
February 25, 2014

NETGEAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$143,009	$149,032
Short-term investments	105,145	227,845
Accounts receivable, net	266,484	256,014
Inventories	224,456	174,903
Deferred income taxes	27,239	22,691
Prepaid expenses and other current assets	33,778	33,724
Total current assets	800,111	864,209
Property and equipment, net	27,194	19,025
Intangibles, net	84,118	27,621
Goodwill	155,916	100,880
Other non-current assets	26,591	22,834
Total assets	$1,093,930	$1,034,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,531	$87,310
Accrued employee compensation	16,551	18,338
Other accrued liabilities	143,218	126,255
Deferred revenue	24,496	27,645
Income taxes payable	1,287	1,382
Total current liabilities	300,083	260,930
Non-current income taxes payable	13,804	13,735
Other non-current liabilities	6,260	5,293
Total liabilities	320,147	279,958
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shared issued and outstanding: 36,839,522 and 38,341,644 at December 31, 2013 and 2012, respectively	37	38
Additional paid-in capital	421,901	394,427
Cumulative other comprehensive income	69	4
Retained earnings	351,776	360,142
Total stockholders’ equity	773,783	754,611
Total liabilities and stockholders’ equity	$1,093,930	$1,034,569

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net revenue	$1,369,633	$1,271,921	$1,181,018
Cost of revenue	976,018	888,368	811,572
Gross profit	393,615	383,553	369,446
Operating expenses:
Research and development	85,168	61,066	48,699
Sales and marketing	153,804	149,766	154,562
General and administrative	48,915	45,027	39,423
Restructuring and other charges	5,335	1,190	2,094
Litigation reserves, net	5,354	390	(201)
Impairment charges	2,000	—	—
Total operating expenses	300,576	257,439	244,577
Income from operations	93,039	126,114	124,869
Interest income	400	498	477
Other (expense) income, net	(457)	2,670	(1,136)
Income before income taxes	92,982	129,282	124,210
Provision for income taxes	37,765	42,743	32,842
Net income	$55,217	$86,539	$91,368
Net income per share:
Basic	$1.44	$2.27	$2.46
Diluted	$1.42	$2.23	$2.41
Weighted average shares outstanding used to compute net income per share:
Basic	38,379	38,057	37,121
Diluted	38,948	38,747	37,932

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$55,217	$86,539	$91,368
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	89	(30)	(267)
Unrealized (loss) gain on available-for-sale securities	(40)	16	17
Other comprehensive income (loss), before tax	49	(14)	(250)
Tax benefit (expense) related to items of other comprehensive income	16	(5)	(8)
Other comprehensive income (loss), net of tax	65	(19)	(258)
Comprehensive income	$55,282	$86,520	$91,110
The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Cumulative Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2010	36,173	$36	$316,108	$281	$184,011	$500,436
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	9	—	9
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(267)	—	(267)
Net income	—	—	—	—	91,368	91,368
Stock-based compensation expense	—	—	13,727	—	—	13,727
Purchase and retirement of common stock	(25)	—	—	—	(926)	(926)
Issuance of common stock under stock-based compensation plans	1,499	2	30,889	—	—	30,891
Tax benefit from exercises and cancellations of stock options	—	—	3,519	—	—	3,519
Balance at December 31, 2011	37,647	38	364,243	23	274,453	638,757
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	11	—	11
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(30)	—	(30)
Net income	—	—	—	—	86,539	86,539
Stock-based compensation expense	—	—	14,366	—	—	14,366
Purchase and retirement of common stock	(22)	—	—	—	(850)	(850)
Issuance of common stock under stock-based compensation plans	717	—	14,697	—	—	14,697
Tax benefit from exercises and cancellations of stock options	—	—	1,121	—	—	1,121
Balance at December 31, 2012	38,342	38	394,427	4	360,142	754,611
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(24)	—	(24)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	89	—	89
Net income	—	—	—	—	55,217	55,217
Stock-based compensation expense	—	—	17,419	—	—	17,419
Purchase and retirement of common stock	(2,018)	(1)	—	—	(63,583)	(63,584)
Issuance of common stock under stock-based compensation plans	516	—	9,626	—	—	9,626
Tax benefit from exercises and cancellations of stock options	—	—	429	—	—	429
Balance at December 31, 2013	36,840	$37	$421,901	$69	$351,776	$773,783

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$55,217	$86,539	$91,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,854	16,775	14,735
Purchase premium amortization/discount accretion on investments, net	1,103	2,490	986
Non-cash stock-based compensation	17,462	14,372	13,762
Income tax benefit associated with stock option exercises	428	1,121	3,519
Gain on sale of cost method investment	—	(3,126)	—
Excess tax benefit from stock-based compensation	(767)	(1,552)	(3,672)
Impairment charges	2,000	—	—
Deferred income taxes	(7,927)	(2,545)	(4,621)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,470)	5,317	(34,576)
Inventories	(46,679)	(10,590)	(30,039)
Prepaid expenses and other assets	(4,615)	2,619	(7,935)
Accounts payable	36,250	(30,615)	28,131
Accrued employee compensation	(1,787)	(8,782)	2,765
Other accrued liabilities	15,070	3,444	9,374
Deferred revenue	(1,211)	(12,680)	12,555
Income taxes payable	(26)	(7,744)	(342)
Net cash provided by operating activities	86,902	55,043	96,010
Cash flows from investing activities:
Purchases of short-term investments	(153,464)	(369,939)	(228,871)
Proceeds from maturities of short-term investments	275,406	284,418	227,669
Purchase of property and equipment	(18,050)	(14,762)	(8,211)
Payments for patents	(275)	(1,400)	—
Cost method investments	3,890	—	—
Payments made in connection with business acquisitions, net of cash acquired	(147,240)	(28,625)	(37,509)
Net cash used in investing activities	(39,733)	(130,308)	(46,922)
Cash flows from financing activities:
Purchase and retirement of common stock	(63,585)	(850)	(926)
Proceeds from exercise of stock options	7,487	12,700	29,139
Proceeds from issuance of common stock under employee stock purchase plan	2,139	1,997	1,752
Excess tax benefit from stock-based compensation	767	1,552	3,672
Net cash (used) provided by financing activities	(53,192)	15,399	33,637
Net (decrease) increase in cash and cash equivalents	(6,023)	(59,866)	82,725
Cash and cash equivalents, at beginning of period	149,032	208,898	126,173
Cash and cash equivalents, at end of period	$143,009	$149,032	$208,898
Supplemental Cash Flow Information:
Cash paid for income taxes	$45,982	$52,403	$34,365
The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global networking company that delivers innovative products to consumers, businesses and service providers. The Company's products are built on a variety of proven technologies such as wireless, Ethernet and powerline, with a focus on reliability and ease-of-use. The product line consists of wired and wireless devices that enable networking, broadband access and network connectivity. These products are available in multiple configurations to address the needs of the end-users in each geographic region in which the Company's products are sold.

The Company operates in three specific business segments: retail, commercial, and service provider. Each business unit is managed by a Senior Vice President/General Manager. The Company believes this structure enables it to better focus its efforts on the Company's core customer segments and allows it to be more nimble and opportunistic as a company overall. The retail business unit is focused on individual consumers and consists of high performance, dependable and easy-to-use home networking, home video monitoring, storage and digital media products. The commercial business unit is focused on small and medium size businesses and consists of business networking, storage and security solutions that bring enterprise class functionality at an affordable price. The service provider business unit is focused on the service provider market and consists of made-to-order and retail proven, whole home networking hardware and software solutions, as well as 4G LTE hotspots sold to service providers for sale to their subscribers.

The Company sells networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers.

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

Short-term investments

Short-term investments are partially comprised of marketable securities that consist of government securities with an original maturity or a remaining maturity at the time of purchase, of greater than three months and no more than 12 months. The marketable securities are held in the Company's name with one high quality financial institution, which acts as the Company's custodian and investment manager. These marketable securities are classified as available-for-sale securities in accordance with the provisions of the authoritative guidance for investments and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Short-term investments are also comprised of marketable securities related to deferred compensation under the Company’s Deferred Compensation Plan. Mutual funds are the only investments allowed in the Company's Deferred Compensation Plan and the investments are held in a grantor trust formed by the Company. The Company has classified these investments as trading securities as the grantor trust actively manages the asset allocation to match the participants’ notional fund allocations. These securities are recorded at fair market value with unrealized gains and losses included in other income (expense), net.

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

As of December 31, 2013 and 2012, Best Buy, Inc. represented 21% and 22% of the Company's total accounts receivable respectively.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Cost method investments

As of December 31, 2013 and December 31, 2012, the carrying value of the Company's cost method investments was $1.3 million. These investments are included in other non-current assets in the consolidated balance sheets and are carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. There were no impairments recognized in the years ended December 31, 2013 and December 31, 2012. Realized gains and losses on these investments are reported in other income (expense), net in the consolidated statements of operations. In the third fiscal quarter of 2012 the Company recognized a gain of $3.1 million on the partial sale of one of its cost method investments.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were not material in the years ended December 31, 2013, 2012 and 2011.

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

In the fourth fiscal quarter of 2013, we completed the annual impairment test of goodwill. Due to the increase in goodwill in fiscal year 2013 as a result of our acquisitions, we elected to bypass the qualitative assessment and proceed directly to estimating the fair value of net assets for each reporting unit. The fair value of the business units was determined placing an equal weighting of 50 percent on the income approach and market approach indications of value. Under the income approach, the fair value of an asset is based on the value of the estimated cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted to arrive at their respective fair values. Under the market approach, the fair value of the unit is based on an analysis of financial data for publicly traded companies engaged in the same or similar lines of business. We compared the fair value of the reporting units to the reporting unit’s carrying value and determined that goodwill was not impaired since the estimated fair values of each of the reporting units exceeded the carrying values. The excess of fair value over carrying amount for each of our reporting units ranged from approximately 15% to approximately 219% of carrying amounts. The service provider business unit has the lowest excess of fair value over carrying amount at 15%. In order to evaluate the sensitivity of the estimated fair values of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease resulted in a lowest excess of fair value over carrying amount of approximately 4% for service provider business unit. We will continue to monitor goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be potential indicator of impairment.

No goodwill impairment was recognized in the years ended December 31, 2013, 2012 or 2011.

Intangible assets

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In the fourth fiscal quarter of 2013, the Company completed the annual impairment test of indefinite-lived long-lived assets. The Company assessed whether it was more likely than not (that is, a likelihood of more than 50%) the carrying amount of its indefinite-lived intangible assets may not be recoverable from their undiscounted cash flows by considering the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in our share price. Based on these factors , the Company determined that it is not more likely than not that there were events or changes in circumstances that indicated that the carrying amount of our indefinite-lived intangible assets may not be recoverable from their undiscounted cash flows, and therefore performing the first step of the two-step impairment test for each reporting unit was unnecessary. No impairments to the indefinite-lived assets were recognized resulting from the annual impairment tests in the years ended December 31, 2013, 2012 and 2011.

In the third quarter of 2013, the Company recorded an impairment charge of $2.0 million related to the abandonment of certain IPR&D projects acquired in the AirCard acquisition. No other impairments to long-lived assets were recognized in the years ended December 31, 2013, 2012 and 2011

Product warranties

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

	Year Ended December 31,
	2013	2012
Balance as of beginning of the period	$46,659	$44,846
Provision for warranty liability made during the period	69,755	61,985
Settlements made during the period	(67,660)	(60,172)
Balance at end of period	$48,754	$46,659

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence ("VSOE") of fair value of the deliverable, or when VSOE of fair value is unavailable, its best estimate of selling price (“ESP”), as the Company has determined it is unable to establish third-party evidence of selling price for the deliverables. In determining VSOE, the Company requires that a substantial majority of the selling prices for a deliverable sold on a stand-alone basis fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within +/-15% of the median price. The Company determines ESP for a deliverable by considering multiple factors including, but not limited to, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The objective of ESP is to determine the price at which the Company would transact a sale if the deliverable were sold on a stand-alone basis. The determination of ESP is made through consultation with and formal approval by the Company's management, taking into consideration the go-to-market strategy.

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

Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $11.6 million, $12.1 million and $13.9 million in the years ended December 31, 2013, 2012 and 2011 respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $18.0 million, $19.0 million, and $21.7 million in the years ended December 31, 2013, 2012 and 2011 respectively.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Stock-based compensation

The Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to restricted stock units (“RSUs”) is based on the closing fair market value of the Company’s common stock on the date of grant. The fair value of Employee Stock Purchase Plan (“ESPP”) is based on the 15% discount at purchase, since the price of the shares is determined at the purchase date.

The compensation expense for equity awards is reduced by an estimate for forfeitures and is recognized over the vesting period of the award under a graded vesting method.  In addition, the Company will recognize an excess benefit from stock-based compensation in equity based on the difference between tax expense computed with consideration of the windfall deduction and without consideration of the windfall deduction. In addition, the Company accounts for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit in the income statement. See Note 11, Employee Benefit Plans, of the Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.

Comprehensive income

Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that the Company excluded from net income, including gains and losses related to fair value of short-term investments and the effective portion of cash flow hedges that were outstanding as of the end of the year.

Foreign currency translation

The Company's functional currency is the U.S. dollar for all of its international subsidiaries. Foreign currency transactions of international subsidiaries are re-measured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for non-monetary assets. Expenses are re-measured at average exchange rates in effect during each period, except for expenses related to non-monetary assets, which are re-measured at historical exchange rates. Revenue is re-measured at average exchange rates in effect during each period. Gains and losses arising from foreign currency transactions are included in total comprehensive income and were a net loss of $1.6 million for the year ended December 31, 2013, a net gain of $0.2 million for the year ended December 31, 2012 and a net gain of $0.1 million for the year ended December 31, 2011.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recent accounting pronouncements

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

In July 2013, the FASB issued ASU 2013-11, "Income Taxes," which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, the Company’s unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. ASU 2013-11 is effective for the Company beginning in the first quarter fiscal 2014 and applied prospectively or retroactively with early adoption permitted. The Company has adopted ASU 2013-11 during the three months ended December 31, 2013 on a prospective basis. It does not have a significant impact on the Company's financial position, results of operations or cash flows.

Note 2. Business Acquisitions
Arada Systems, Inc.
On June 21, 2013, the Company acquired certain assets and operations of Arada Systems, Inc. (“Arada”), a privately-held company that develops, licenses, and provides solutions for the next generation of uses of Wi-Fi, for total purchase consideration of $5.2 million in cash. The Company believes the acquisition will bolster its wireless product offerings in its commercial business unit and strengthen its market position in the small to medium size campus wireless LAN market. The Company paid $4.2 million of the aggregate purchase price in the second quarter of 2013, and expects to pay the remaining $1.1 million, less amounts used to satisfy certain claims, twelve months after the closing of the acquisition.
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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Company designated $40.5 million of the acquired intangible assets as customer relationships. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to existing customer relationships and discounted at 12.0%. The acquired customer relationships are being amortized over an estimated useful life of eight years
The Company designated $2.3 million of the acquired intangible assets as non-compete agreements. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to the non-compete agreements and discounted at 12.0%. The acquired agreements are being amortized over an estimated useful life of five years.
The Company designated $1.1 million of the acquired intangible assets as backlog. The value was calculated based on the present value of the future contractual revenue and discounted at 10.0%. The acquired backlog was fully amortized in the second quarter of 2013.
The Company acquired $9.5 million in in-process research and development (“IPR&D”) projects. The value was calculated based on the present value of future estimated cash flows discounted at 13.0%, derived from projections of future revenues attributable to the assets, expected economic life of the assets, and royalty rates. The IPR&D acquired is considered indefinite lived intangible assets until research and development efforts associated with the projects are completed or abandoned. The most significant of the acquired IPR&D projects relate to multimode LTE technologies, Mobile Hot Spot, USB dongle, and Module form factors. As of December 31, 2013, $7.4 million of the acquired IPR&D has reached technical feasibility and was reclassified to definite-lived intangibles and with an estimated useful life of four years. In addition, the Company recorded an impairment charge of $2.0 million in the third quarter of 2013, related to the abandonment of certain IPR&D projects acquired. The Company expects to complete the remaining $0.1 million in IPR&D projects, at an estimated cost of $0.2 million, by the second quarter of 2014.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The unaudited pro forma financial information is as follows (in thousands):

	Years Ended
	December 31, 2013	December 31, 2012
	(in millions)
Revenue	$1,415	$1,519
Net income	$57	$89
AVAAK, Inc.
On July 2, 2012, the Company acquired 100% of the voting equity interests of AVAAK, Inc. (“AVAAK”), a privately-held company that developed wire-free video networking products for total purchase consideration of $24.0 million in cash. The Company believes the acquisition will bolster its retail business unit product offerings and expand its presence into the smart home market. The Company paid $21.6 million of the aggregate purchase price in the third quarter of 2012, and the remaining $2.4 million was paid in the third quarter of 2013.
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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3. Balance Sheet Components (in thousands)

Short-Term Investments

	As of
	December 31, 2013				December 31, 2012
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$104,595	$7	$(1)	$104,601	$225,016	$48	$(2)	$225,062
Certificates of Deposits	159	—	—	159	2,783	—	—	2,783
Mutual Funds	385	—	—	385	—	—	—	—
Total	$105,139	$7	$(1)	$105,145	$227,799	$48	$(2)	$227,845

The Company’s marketable securities are classified as available-for-sale consisting of government securities and trading securities consisting of mutual funds. All the securities are with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the short-term investments have unrealized losses greater than 12 months.

Cost Method Investments

As of December 31, 2013 and December 31, 2012, the carrying value of the Company's cost method investments was $1.3 million. These investments are included in other non-current assets in the consolidated balance sheets and are carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. There were no impairments recognized in the years ended December 31, 2013 and December 31, 2012. Realized gains and losses on these investments are reported in other income (expense), net in the consolidated statements of operations. In the third fiscal quarter of 2012 the Company recognized a gain of $3.1 million on the partial sale of one of its cost method investments. No other gains or losses were recorded in the years ended December 31, 2013 and December 31, 2012.

Accounts receivable, net

	As of
	December 31, 2013	December 31, 2012
Gross accounts receivable	$289,479	$276,084
Allowance for doubtful accounts	(1,255)	(1,256)
Allowance for sales returns	(17,467)	(17,031)
Allowance for price protection	(4,273)	(1,783)
Total allowances	(22,995)	(20,070)
Total accounts receivable, net	$266,484	$256,014

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories

	As of
	December 31, 2013	December 31, 2012
Raw materials	$8,676	$4,447
Work-in-process	6,233	—
Finished goods	209,547	170,456
Total inventories	$224,456	$174,903

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	December 31, 2013	December 31, 2012
Computer equipment	$8,527	$7,290
Furniture, fixtures and leasehold improvements	14,019	12,761
Software	25,722	21,521
Machinery and equipment	50,656	31,694
Construction in progress	21	385
Total property and equipment, gross	98,945	73,651
Accumulated depreciation and amortization	(71,751)	(54,626)
Total property and equipment, net	$27,194	$19,025

Depreciation and amortization expense pertaining to property and equipment was $17.3 million, $11.9 million and $9.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Intangibles, net

The following tables present details of the Company’s purchased intangible assets:

	Gross	Accumulated Amortization	Net
December 31, 2013
Technology	$60,999	$(29,593)	$31,406
Customer contracts and relationships	56,500	(9,120)	47,380
Other	10,545	(5,313)	5,232
Finite-lived intangibles, net	128,044	(44,026)	84,018
Indefinite-lived intangible assets	100	—	100
Total purchased intangible assets, net	$128,144	$(44,026)	$84,118

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Gross	Accumulated Amortization	Net
December 31, 2012
Technology	$32,259	$(22,065)	$10,194
Customer contracts and relationships	16,000	(3,301)	12,699
Other	6,870	(3,142)	3,728
Finite-lived intangibles, net	55,129	(28,508)	26,621
Indefinite-lived intangible assets	1,000	—	1,000
Total purchased intangible assets, net	$56,129	$(28,508)	$27,621

The Company purchased finite-lived intangible assets of $64.2 million and indefinite-lived assets of $9.5 million, as a result of its acquisition of AirCard and Arada during the second quarter of 2013. For further discussion regarding the AirCard and Arada acquisitions, see Note 2, Business Acquisitions. In addition, the Company purchased $0.3 million in patents during the second quarter of 2013.

As of December 31, 2013, the Company had $0.1 million in indefinite-lived intangible assets. This balance relates to the remaining IPR&D assets acquired in connection with the Company's acquisition of AirCard. IPR&D assets represent IPR&D projects that have not reached technical feasibility and are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets will not be amortized. When the asset reaches technical feasibility, the Company will determine the useful life of the asset, reclassify the asset out of IPR&D, and begin amortization. Development costs incurred after acquisition on acquired IPR&D projects are expensed as incurred. As of December 31, 2013, $7.4 million of the IPR&D had reached technical feasibility and as a result, was reclassified from IPR&D to technology. In addition, $2.0 million of IPR&D projects were abandoned during the third quarter of 2013. The Company expects to complete the remaining IPR&D by the second quarter of 2014, for an estimated future cost to complete of $0.2 million.

Amortization of purchased intangible assets in the years ended December 31, 2013, 2012 and 2011 was $15.5 million, $4.9 million and $4.8 million, respectively. In the year ended December 31, 2013, the Company recorded an impairment charge of $2.0 million due to the abandonment of IPR&D discussed above. No impairment charges were recorded in the years ended December 31, 2012 and 2011.

Estimated amortization expense related to finite-lived intangibles for each of the next five years and thereafter is as follows:

Year Ending December 31,	Amount
2014	$17,875
2015	17,258
2016	16,896
2017	11,361
2018	7,859
Thereafter	12,769
Total expected amortization expense	$84,018

Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2013 and 2012 are as follows:

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Retail	Commercial	Service Provider	Total
Goodwill at December 31, 2011	$33,546	$32,043	$20,355	$85,944
Goodwill acquired during the period	11,895	3,041	—	14,936
Goodwill at December 31, 2012	45,441	35,084	20,355	100,880
Goodwill acquired during the period	—	1,195	53,841	55,036
Goodwill at December 31, 2013	$45,441	$36,279	$74,196	$155,916

During 2013, the Company recorded goodwill of $55.0 million, related to its acquisitions of AirCard and Arada, including an adjustment of $0.5 million to goodwill, related to a change in the estimated fair value of inventory acquired in the AirCard acquisition. Refer to Note 2, Business Acquisitions, for additional information regarding the Company's acquisitions.

There were no impairments to goodwill in the years ended December 31, 2013, 2012 and 2011. Refer to Note 1, The Company and Summary of Significant Accounting Policies, for additional information regarding the Company's goodwill impairment assessment.

Other non-current assets

	As of
	December 31, 2013	December 31, 2012
Non-current deferred income taxes	$20,235	$16,856
Cost method investment	1,322	1,322
Other	5,034	4,656
Total other non-current assets	$26,591	$22,834

Other accrued liabilities

	As of
	December 31, 2013	December 31, 2012
Sales and marketing programs	$47,941	$43,652
Warranty obligation	48,754	46,659
Freight	5,790	4,457
Other	40,733	31,487
Total other accrued liabilities	$143,218	$126,255

Note 4. Restructuring and Other Charges

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in its Consolidated Statements of Operations.

During the year ended December 31, 2013, the Company incurred restructuring and other charges of $5.4 million. Restructuring charges consisted of $3.3 million in severance costs related to the consolidation of certain teams and locations during the fourth quarter of 2013, and $0.2 million related to an office lease exit liability related to the AVAAK acquisition. Other charges consisted of $1.9 million in transition costs related to the AirCard acquisition. In addition, the Company recorded a restructuring adjustment of $94,000 to decrease the previously recorded severance liability for an office lease exit related to the AVAAK acquisition and the consolidation of product groups within the commercial business units. The Company expects to pay the remaining cost related to restructuring over the next three months. Refer to Note 2, Business Acquisitions for additional information regarding the AirCard and AVAAK acquisitions. During the year ended December 31, 2012, the Company incurred $1.2 million in restructuring costs for employee severance related to the consolidation of product groups within our commercial business unit.

The following tables provide a summary of accrued restructuring and other charges activity:

	Accrued Restructuring and Other Charges at December 31, 2012	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at December 31, 2013
	(In thousands)
Restructuring	$999	$3,537	$(3,429)	$(94)	$1,013
Acquisition transition costs	—	1,892	(1,882)	—	10
Restructuring and other charges	$999	$5,429	$(5,311)	$(94)	$1,023

	Accrued Restructuring and Other Charges at December 31, 2011	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at December 31, 2012
	(In thousands)
Restructuring	$—	$1,190	$(191)	$—	$999

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheet to which they were recorded as of December 31, 2013, and December 31, 2012, are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair value at December 31, 2013	Balance Sheet Location	Fair value at December 31, 2012
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$842	Prepaid expenses and other current assets	$1,142
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	63	Prepaid expenses and other current assets	2
Total		$905		$1,144

Derivative Liabilities	Balance Sheet Location	Fair value at December 31, 2013	Balance Sheet Location	Fair value at December 31, 2012
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(368)	Other accrued liabilities	$(1,616)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	(13)	Other accrued liabilities	(3)
Total		$(381)		$(1,619)

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

The following tables set forth the offsetting of derivative assets as of December 31, 2013 and December 31, 2012 (in thousands):

As of December 31, 2013				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$905	$—	$905	$(287)	$—	$618
Wells Fargo Bank	—	—	—	—	—	—
Total	$905	$—	$905	$(287)	$—	$618

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2012				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$1,107	$—	$1,107	$(1,107)	$—	$—
Wells Fargo Bank	37	—	37	(37)	—	—
Total	$1,144	$—	$1,144	$(1,144)	$—	$—

The following tables set forth the offsetting of derivative liabilities as of December 31, 2013 and December 31, 2012 (in thousands):

As of December 31, 2013				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$287	$—	$287	$(287)	$—	$—
Wells Fargo Bank	94	—	94	—	—	94
Total	$381	$—	$381	$(287)	$—	$94

As of December 31, 2012				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$1,401	$—	$1,401	$(1,107)	$—	$294
Wells Fargo Bank	218	—	218	(37)	—	181
Total	$1,619	$—	$1,619	$(1,144)	$—	$475

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the years ended December 31, 2013, 2012 and 2011.

The effects of the Company’s derivative instruments on OCI and the consolidated statement of operations for the years ended December 31, 2013, 2012 and 2011 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2013
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$775	Net revenue	$844	Other income (expense), net	$(117)
Foreign currency forward contracts	—	Cost of revenue	(9)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(149)	Other income (expense), net	—
Total	$775		$686		$(117)

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2012
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$164	Net revenue	$262	Other income (expense), net	$(158)
Foreign currency forward contracts	—	Cost of revenue	(1)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(67)	Other income (expense), net	—
Total	$164		$194		$(158)

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2011
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$542	Net revenue	$967	Other income (expense), net	$(310)
Foreign currency forward contracts	—	Cost of revenue	(4)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(154)	Other income (expense), net	—
Total	$542		$809		$(310)

(a)	Refer to Note 10, Stockholders' Equity, which summarizes the cumulative other comprehensive income activity related to derivatives.

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the years ended December 31, 2013, 2012 and 2011.

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

The effects of the Company’s derivatives not designated as hedging instruments in other income (expense), net in the consolidated statements of operations for the years ended December 31, 2013 and 2012, are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Year Ended December 31, 2013	Year Ended December 31, 2012
Foreign currency forward contracts	Other (expense) income, net	458	$(502)

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net income per share for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands, except per share data):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net income	$55,217	$86,539	$91,368
Weighted average shares outstanding:
Basic	38,379	38,057	37,121
Dilutive potential common shares	569	690	811
Total diluted	38,948	38,747	37,932

Basic net income per share	$1.44	$2.27	$2.46
Diluted net income per share	$1.42	$2.23	$2.41

Common stock equivalents excluded from net income per diluted share because their effect would have been anti-dilutive totaled 2.8 million, 2.6 million and 2.0 million shares for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 7. Other (Expense) Income, Net

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Foreign currency transaction (loss) gain, net	$(1,592)	$204	$131
Foreign currency contract gain (loss), net	341	(660)	(1,267)
Other	794	3,126	—
Total	$(457)	$2,670	$(1,136)

Note 8. Income Taxes

Income before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$91,318	$102,159	$79,318
International	1,664	27,123	44,892
Total	$92,982	$129,282	$124,210

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2013	2012	2011
Current:
U.S. Federal	$30,989	$34,666	$27,415
State	3,751	4,555	3,319
Foreign	11,224	6,097	6,760
	45,964	45,318	37,494
Deferred:
U.S. Federal	(6,741)	(2,069)	(3,151)
State	(1,164)	(588)	(713)
Foreign	(294)	82	(788)
	(8,199)	(2,575)	(4,652)
Total	$37,765	$42,743	$32,842

Net deferred tax assets consist of the following (in thousands):

	Year Ended December 31,
	2013	2012
Deferred Tax Assets:
Accruals and allowances	$24,488	$20,738
Net operating loss carryforwards	7,069	7,837
Stock-based compensation	11,061	8,133
Deferred rent	1,963	2,258
Deferred revenue	1,535	1,552
Tax credit carryforwards	1,183	1,410
Acquired intangible assets	1,791	—
Other	—	261
	49,090	42,189

Deferred Tax Liabilities:
Acquired intangible assets	—	(1,107)
Depreciation and amortization	(1,514)	(1,535)
Other	(102)	—
	(1,616)	(2,642)
Net deferred tax assets	47,474	39,547

Current portion	27,239	22,691
Non-current portion	20,235	16,856
Net deferred tax assets	$47,474	$39,547

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Management's judgment is required in determining the Company's provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. In management's judgment it is more likely than not that such assets will be realized in the future as of December 31, 2013, and as such no valuation allowance has been recorded against the Company's deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2013	2012	2011
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	2.2%	2.1%	1.5%
Impact of international operations	3.9%	(4.8)%	(9.5)%
Stock-based compensation	1.8%	0.6%	—%
Tax credits	(1.9)%	0.1%	(0.7)%
Others	(0.4)%	0.1%	0.1%
Provision for income taxes	40.6%	33.1%	26.4%

Income tax benefits in the amount of $0.4 million, $1.1 million and $3.5 million related to stock options were credited to additional paid-in capital during the years ended December 31, 2013, 2012, and 2011, respectively. As a result of changes in fair value of available for sale securities, income tax benefit of $16,000, tax expense of $5,000 and $8,000 was recorded in comprehensive income related to the years ended December 31, 2013, 2012, and 2011, respectively.

As of December 31, 2013, the Company has approximately $20.2 million and $0.1 million of acquired federal and state net operating loss carry forwards as well as $0.7 million of California tax credits carryforwards. All of these losses and $0.1 million of these credits are subject to annual usage limitations under Internal Revenue Code Section 382. The federal losses expire in different years beginning in fiscal 2021. The state loss begins to expire in fiscal 2015. The state tax credit carryforwards have no expiration.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign income tax examinations for years before 2008. In 2011, the US federal Internal Revenue Service (IRS) commenced an audit of the Company's 2008 and 2009 tax years. The audit was completed in October 2012, and all issues under examination by the IRS were effectively settled. In November, 2012, the Italian Tax Authority (ITA) commenced an audit of the Company’s 2004 through 2011 tax years, and has subsequently extended audit procedures to include the 2012 tax year. The Company has limited audit activity in various states and other foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $2.8 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows (in thousands):

Federal, State, and Foreign Tax
Gross UTB Balance at December 31, 2010	$18,432
Additions based on tax positions related to the current year	1,795
Additions for tax positions of prior years	1,015
Settlements	(179)
Reductions for tax positions of prior years	(2)
Reductions due to lapse of applicable statutes	(3,699)
Adjustments due to foreign exchange rate movement	(27)
Gross UTB Balance at December 31, 2011	17,335
Additions based on tax positions related to the current year	711
Additions for tax positions of prior years	956
Settlements	(2,620)
Reductions for tax positions of prior years	(3,590)
Reductions due to lapse of applicable statutes	(449)
Adjustments due to foreign exchange rate movement	(4)
Gross UTB Balance at December 31, 2012	12,339
Additions based on tax positions related to the current year	1,866
Additions for tax positions of prior years	4,106
Settlements	(3,134)
Reductions for tax positions of prior years	(1,163)
Reductions due to lapse of applicable statutes	(1,314)
Adjustments due to foreign exchange rate movement	43
Gross UTB Balance at December 31, 2013	$12,743

The total amount of net UTB that, if recognized would affect the effective tax rate as of December 31, 2013 is $11.8 million. The ending net UTB results from adjusting the gross balance at December 31, 2013 for items such as U.S. federal and state deferred tax, foreign tax credits, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2013, 2012, and 2011, total interest and penalties expensed were $446,000, $74,000 and $30,000, respectively. As of December 31, 2013 and December 31, 2012, accrued interest and penalties on a gross basis was $2.1 million and $1.8 million, respectively. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest, the impact of any uncertain tax benefits related to temporary differences would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

With the exception of those foreign sales subsidiaries for which deferred tax has been provided, the Company intends to indefinitely reinvest foreign earnings. These earnings were approximately $60.5 million and $63.4 million as of December 31, 2013 and December 31, 2012, respectively. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

Note 9. Commitments and Contingencies

Leases

The Company leases office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended, December 31, 2013, 2012, and 2011 was $9.9 million, $7.6 million

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and $7.0 million, respectively. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2014	$2,987
2015	9,242
2016	6,005
2017	5,028
2018	4,697
Thereafter	5,990
Total minimum lease payments	$33,949

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have stock options vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At December 31, 2013, the Company had $187.3 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2013.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2013.

Litigation and Other Legal Matters

The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Ruckus Wireless v. NETGEAR Inc.

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

On November 4, 2009, Ruckus filed a complaint in the U.S. District Court, Northern District of California (case number C09-5271-PJH (“NETGEAR II”)), alleging the Company and Rayspan Corporation infringed a patent that is related to the patents previously asserted against the Company and Rayspan Corporation by Ruckus, as discussed above. The asserted patent in the second case was U.S. Patent No. 7,525,486 entitled “Increased wireless coverage patterns.” As with the previous Ruckus action, the WPN824 RangeMax wireless router was the alleged infringing device. The Company challenged the sufficiency of Ruckus's complaint and moved to dismiss the complaint. Ruckus opposed this motion. The Court partially agreed with the Company's motion and ordered Ruckus to submit a new complaint, which Ruckus did. The initial case management conference occurred on February 11, 2010. On March 25, 2010, the Court ordered a stay until the completion of the reexamination proceedings instigated on the patents in NETGEAR I.

Ruckus and the Company in December 2012 requested that the stay of the California actions be lifted. This request to lift the stay was predicated on Ruckus's Withdrawal of Appeal and Cancellation of Claims ("Withdrawal") of the '912 Patent that was

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

on appeal in re-examination at the USPTO and that was asserted by Ruckus in NETGEAR I. Through the filing of the Withdrawal, Ruckus announced its intent to withdraw and its actual withdrawal of its appeal of claims 1, 4-9-14, 18, 19, and 22-29 in re-examination (the "Appealed Claims"), and Ruckus further announced its intent to cancel and its actual cancellation of claims 30-31 in re-examination (the "Cancelled Claims"). Claims 2, 3, 15-17, 20, and 21 had previously been cancelled during re-examination (the "Previously Cancelled Claims"). Because the Appealed Claims and the Cancelled Claims represented the entirety of the claims remaining for consideration in re-examination, and the Previously Cancelled Claims are no longer of record in the offensive case by Ruckus against the Company, there are no remaining claims for re-examination in the '912 Patent and the '912 Patent cannot be asserted against the Company. Thus, the Company and Ruckus requested that the Court lift the stay of this litigation and calendar a case management conference. The case management conference occurred on January 3, 2013. At that time, the Court scheduled a claim construction hearing for August 2013. The parties to the lawsuit - the Company, Rayspan, and Ruckus - also agreed that Ruckus's two offensive cases against the Company and Rayspan should be consolidated because the cases involve similar complaints and common questions of law and fact and doing so would advance the interests of judicial economy.

Ruckus served its infringement contentions on the Company on January 17, 2013, and the Company's invalidity contentions were served on Ruckus on March 4, 2013. On March 5, 2013, Ruckus and Rayspan filed a stipulation with proposed order dismissing Rayspan from the case, and, on March 6, 2013, the Court dismissed with prejudice Rayspan. On March 14, 2013, Ruckus filed its Second Amended Complaint, as ordered by the Court. Ruckus did not add any patents, but attempted to add claims of breach of contract and misappropriation of trade secrets by the Company. The Company believed that Ruckus contravened the Court's order that there should not be a “substantial change” in the Second Amended Complaint by adding the breach of contract and misappropriation of trade secrets claims to the lawsuit. Consequently, the Company filed a Motion to Strike the newly added claims. On May 22, 2013, the Court granted the Company's motion to strike the state law claims of trade secret misappropriation and breach of contract from the Second Amended Complaint. On June 10, 2013, Ruckus filed its Motion for Leave to Amend and File its Third Amended Complaint, adding back the trade secret misappropriation and breach of contract claim. The Company responded on June 24, 2013, and the parties orally argued the motion and response on July 24, 2013. On July 29, 2013, the Court denied Ruckus's Motion for Leave to Amend and File its Third Amended Complaint, meaning the Court would not allow Ruckus to bring its breach of contract claims or trade secret misappropriation claims because they were time barred.

In May 2013, the parties filed their Joint Claim Construction Statement where the parties indicated to the Court the disputed claim language, the parties' competing constructions, and the evidence in support of the parties' positions. Ruckus then filed its opening claim construction brief on June 18, 2013 and the Company filed its reply on July 1, 2013. The parties gave a claim construction tutorial to the Court on August 16, 2013, and, on August 28, 2013, the parties argued their proposed claim constructions before the Court. On December 16, 2013, the Court denied Ruckus’s attempt to strike the Company’s invalidity arguments and issued its claim construction order. On January 31, 2014, the Company and Ruckus entered into a settlement agreement that settled all outstanding litigation between the parties thereby concluding this litigation.

On November 19, 2010, the Company filed suit against Ruckus in the U.S. District Court, District of Delaware for infringement of four of the Company's patents. The Company alleged that Ruckus's manufacture, use, sale or offers for sale within the United States or importation into the United States of products, including wireless communication products, infringed United States Patent Nos. 5,812,531, 6,621,454, 7,263,143, and 5,507,035, all owned by the Company. The Company granted Ruckus an extension to file its answer to the Company's suit, and on January 11, 2011, Ruckus filed a motion to dismiss the Company's suit based on insufficient pleadings. The Company filed its response to Ruckus's motion on January 31, 2011. In addition, on May 6, 2011, Ruckus filed a motion to transfer venue to the Northern District of California. The Court denied Ruckus' motion to transfer the case to the Northern District of California and granted the Company leave to file an amended complaint rather than address the Ruckus motion to dismiss based on insufficient pleadings. The Company filed the proposed amended complaint. Nevertheless, Ruckus filed a second motion to dismiss based on insufficient pleadings by the Company. On March 28, 2012, the Delaware District Court in a memorandum opinion and order denied Ruckus's second motion to dismiss. A scheduling conference occurred April 18, 2012, and the Company submitted its initial disclosures in the case on May 15, 2012. On May 31, 2012, Ruckus filed its third motion to dismiss, asserting that the Company cannot sustain its indirect infringement and willfulness allegations without pleading pre-suit knowledge of the patents. The Company responded to Ruckus's motion to dismiss on June 18, 2012. The Court released the schedule for the case on June 8, 2012 with Claim Construction and Summary Judgment Hearings scheduled for August 9, 2013 and a ten day jury trial scheduled for October 21, 2013. On July 13, 2012, the Company added to its complaint against Ruckus an allegation of infringement of patent number 6,512,480 (“System and method for narrow beam antenna diversity in an RF data transmission system”) by Ruckus's ZoneFlex and MediaFlex products. The Company and Ruckus participated in a court-ordered mediation on September 13, 2012 in Delaware, and the parties did not come to an agreement to settle the litigation pending between the parties. Fact discovery closed on December 14, 2012 and expert discovery also closed. In addition, all claim construction and summary judgment briefing was finished. On August 9, 2013 the parties argued their claim construction and summary judgment briefing before the Court. On September 30, 2013, the Court dismissed the asserted claims of three of the Company’s five patents

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in suit because the Court agreed with Ruckus’s summary judgment motions that the claims were indefinite. The Court also released its claim construction rulings the same day. As a result of the Court’s rulings, two patents (6,631,454 and 7,263,143) and five claims remained standing against Ruckus for the trial that began on October 22, 2013 and ended on October 31, 2013. At the conclusion of the trial, a jury rendered a verdict that the two patent and five claims were not infringed by Ruckus, as the Company had contended, and that the patents were not invalid, as Ruckus has contended. On January 31, 2014, the Company and Ruckus entered into a settlement agreement that settled all outstanding litigation between the parties thereby concluding this litigation.

On June 19, 2013, Ruckus filed a complaint in Delaware accusing NETGEAR of infringing United States Patent No. 8,031,129 (“the '129 Patent”) and United States Patent No. 8,150,470 (“the '470 Patent”). Ruckus accused the Company of infringing the '129 Patent by making, using, offering to sell, selling, and/or importing products, such as the Company's N600 Wireless Dual Band Routers (WNDR3400). Ruckus also accused the Company of knowingly and actively inducing infringement of the '129 Patent. Ruckus accused the Company of infringing the '470 Patent by making, using, offering to sell, selling, and/or importing products, such as NETGEAR's N600 Wireless Dual Band Gigabit Routers (WNDR3800). Ruckus also accused the Company of knowingly and actively inducing infringement of the '470 Patent. On August 26, 2013, Ruckus filed an amended complaint that dropped its claims of induced and willful infringement that were in the original complaint. The Company filed its answer to Ruckus’s complaint on October 15, 2013, and asserted that Ruckus’s patents were invalid and not infringed by the Company. On January 31, 2014, the Company and Ruckus entered into a settlement agreement that settled all outstanding litigation between the parties thereby concluding this litigation.

The settlement did not have a material financial impact to the Company.

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

Ericsson v. NETGEAR, Inc.

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson (collectively “Ericsson”) filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516; 6,330,435; 6,424,625; 6,519,223; 6,772,215; 5,987,019; 6,466,568; and 5,771,468 ("the '468 Patent"). Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants' IEEE 802.11-compliant products. In addition, Ericsson alleged that the Company infringed the claimed methods and apparatuses of the '468 Patent through the Company's PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On March 1, 2011, the defendants filed a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On March 21, 2011, Ericsson filed its opposition to the motion, and on April 1, 2011, defendants filed their reply to Ericsson's opposition to the motion to transfer. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on Jun 9, 2011, the Court set a Markman hearing for June 28, 2012 and trial for June 3, 2013. On June 14, 2011, Ericsson submitted its infringement contentions against the Company. On September 29, 2011, the Court denied the defendants' motion to transfer venue to the Northern District of California. In advance of the Markman hearing, the parties on March 9, 2012 exchanged proposed constructions of claim terms and on April 9, 2012 filed the Joint Claim Construction Statement with the District Court. On May 8, 2012, Ericsson submitted its opening Markman brief and on June 1, 2012 the defendants submitted their responsive Markman brief. Ericsson's Reply Markman brief was submitted June 15, 2012, and on June 28, 2012 the Markman hearing was held in the Eastern District of Texas. On June 21, 2012, Ericsson dismissed the '468 Patent (“Multi-

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

purpose base station”) with prejudice and gave the Company a covenant not to sue as to products in the marketplace now or in the past. On June 22, 2012, Intel filed its Complaint in Intervention, meaning that Intel became an official defendant in the Ericsson case. The parties thereafter completed fact discovery and exchanged expert reports. During the exchange of the expert reports, Ericsson dropped the '516 patent (the OFDM “pulse shaping” patent). In addition, Ericsson dropped the '223 Patent (packet discard patent) against all the defendants' products, except for those products that use Intel chips. Thus, Ericsson has now dropped the '468 Patent (wireless base station), the '516 Patent (OFDM pulse shaping), and the '223 Patent (packet discard patent) for all non-Intel products. The five remaining patents are all only asserted against 802.11-compliant products.

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

On December 16, 2013, the defendants submitted their appeal brief to the Federal Circuit. Ericsson’s reply brief is due on February 20, 2014. The defendants estimate that the appeals process will take about 18 months from the jury’s verdict to run its course. The Company accrued and expensed the $3,555,000 in damages during the second quarter of 2013 to satisfy the verdict.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Court has implemented special damages-focused proceedings prior to proceeding to the liability or infringement phase of the case. Accordingly, the parties on July 18 and July 19, 2013 participated in a bench trial on essentiality. Because the plaintiff and defendants disagree as to whether approximately 230 patent claims asserted by Innovatio are essential to practicing the 802.11 standard, this bench trial was held to determine whether those claims are essential. Essential claims are subject to FRAND royalty obligations, and such royalty obligations are generally subject to lower rates than Innovatio is currently demanding from the parties it is accusing of infringing its patents. On July 26, 2013, the Court issued an order deeming all claim essential. The Court reviewed various arguments on the IEEE's definition of “Essential Patent Claims” and found that essential patent claims are those which are necessary to implement mandatory or optional features but also can cover items not explicitly required by the standard -- either “enabling” technologies or items that are technically and commercially necessary to implement the standard. The Court confirmed its previous holding that the prospective licensee has the burden of proving essentiality, and that the analysis should be performed on a claim by claim basis, as opposed to a patent by patent basis. The Court then held a bench trial, which began on September 9, 2013, and ended on September 19, 2013, to determine what the FRAND royalty rate would be on the patents and claims earlier found to be essential by the Court. The Court ruled on September 25, 2013 that the FRAND royalty for Innovatio's standard-essential Wi-Fi patents would be 9.56 cents per unit, far lower than the several dollars per unit that Innovatio had sought. Innovatio’s method would have valued the patents at rates ranging from $3.39 per unit for a wireless router to $16.17 per unit for a tablet. The Court also determined that the correct royalty base for making a FRAND determination is the price of the Wi-Fi chip embedded in each product, finding the patents made up a small part of the value of the chip. Innovatio had said the rate should be based on the selling price for accused products, which could run to hundreds of dollars and lead to royalties of many dollars per unit. The Court concluded that Innovatio's expert witnesses presented "no legally sound and factually credible method" for calculating the FRAND rate based on the price of the whole product, leaving it no choice but to base its analysis on the price of the chip.

On November 22, 2013, during a court-ordered mediation, Innovatio and the Company agreed to settle the case for a payment from the Company to Innovatio in return for a fully-paid-up license to the patents in suit, their foreign counterparts, and any other patents that Innovatio currently holds. The settlement did not have a material financial impact to the Company.

U.S. Ethernet Innovation, LLC v. NETGEAR, Inc.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On November 12, 2013, during a court ordered mediation, USEI and the Company agreed to settle the case for a payment from the Company to USEI in return for a fully-paid-up license to the patents in suit, their foreign counterparts, and any other patents that USEI currently holds. The settlement did not have a material financial impact to the Company.

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

Pragmatus and the Company agreed to extend the deadline for the Company to answer or otherwise respond to Pragmatus's complaint until February 11, 2013. The Company answered the complaint on that day by denying Pragmatus's infringement allegations and requesting a declaratory judgment by the Court that the patents in suit are not infringed and invalid. On February 20, 2013, the Company filed a motion to stay the case, and, on March 6, 2013, Pragmatus filed its opposition to the Company's motion to stay the case. The Company filed its reply on March 13, 2013. On May 14, 2013, the Court granted the Company's motion to stay “pending final exhaustion of all pending reexamination proceedings.” On June 22, 2013, both the '231 and '286 patents, which were the two asserted patents against the Company that were put into reexam by the defendants in a parallel Delaware action and the basis of the stay in the Pragmatus' case against the Company, emerged from reexam. In addition, the Delaware court lifted the stay in the Pragmatus cases pending in Delaware. The parties submitted a status report to the Court in January of 2014 indicating that: (1) the ‘231 Patent emerged from reexamination with all claims confirmed, and all rights of appeal have been exhausted; (2) the request for reexamination of the ‘043 Patent was denied; and (3) all claims of the ’286 patent were confirmed during reexamination, but the reexamination requestor appealed the examiner’s decision and the matter is now on appeal. The parties have asked the Court to lift the stay of the case and set a case management conference and an early neutral evaluation.

It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

Freeny v. NETGEAR, Inc.

On April 29, 2013, the Company and several other companies, including Apple, ASUSTek, Belkin, Buffalo, D-Link, IC Intracom, Ruckus, TP-Link, Vizio, and Western Digital, were sued in separate actions in the Eastern District of Texas by Charles C. Freeny III, Bryan E. Freeny, and James P. Freeny. The complaint alleges that dual-band wireless routers infringe U.S. Patent No. 7,110,744. The patent lists Charles Freeny as the inventor. Mr. Freeny's sons, Charles III and Bryan, now own the '744 patent, as Mr. Freeny is deceased. On June 21, 2013, the Company's answer and counterclaims were timely filed with the Court. The initial status conference was held on August 8, 2013. At the status conference, the Markman hearing was scheduled for August 7, 2014, and the trial date was set for April 6, 2015.

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

Concinnitas v. NETGEAR, Inc.

On May 2, 2013, the Company was added to an existing case against Sierra Wireless America, Inc. and Sierra Wireless S.A. that was brought by Concinnitas, LLC and George W. Hindman in the Eastern District of Texas. The accused products will be the Company's Aircard products that it acquired from Sierra Wireless. On July 20, 2013, the Company's answer and counterclaims were timely filed with the Court. The Court set an initial scheduling conference for September 5, 2013, and at that conference the Court consolidated Concinnitas’s case against the Company with Concinnitas’s case against Samsung for discovery and claims construction purposes. Based on the date of the scheduling conference, Concinnitas’s infringement contentions were submitted on August 30, 2013, and the Company’s invalidity contentions and technical document production were submitted on October 17,

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2013. On December 19, 2013, the Company and Concinnitas settled the lawsuit for a payment from the Company to Concinnitas. The settlement grants the Company a license to the patent in suit - US Patent 7,805,542 “Mobile Unit Attached in a Mobile Environment That Fully Restricts Access to Data Received Via Wireless Signal to a Separate Computer in the Mobile Environment” and two related patents - US Patent 6,324,592 “Apparatus and Method For a Mobile Computer Architecture and Input/Output Management Systems” and US Patent 7,165,123 “Apparatus and Method for I/O Management in a Mobile Environment Wherein Access to Data From a Wireless Signal is Restricted Based on a Persistent Unique Hardware Identification.” The settlement payment has been made, and did not have a material financial impact to the Company.

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

On December 12, 2013, the Court refused to dismiss the Company’s antitrust and false advertising suit against Asus by denying Asus’s motion, thereby indicating that proceeding with the case would not violate the FCC’s authority. Discovery in this case has commenced.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The patent has previously been litigated against Apple, Samsung, RIM, and a number of other wireless companies in Eastern Texas and the ITC. Garnet’s lawsuit against the Company is one of multiple cases filed by Garnet in the Eastern District of Texas Other defendants sued by Garnet in the Eastern District of Texas include: Boxee, D-Link Systems, Logitech, Roku, TiVo, DirecTV, DISH Network, Verizon, AT&T, Comcast, Panasonic, Western Digital, Pioneer, Yamaha, Denon, D&M Holdings, Marantz, and Onkyo. The Company answered the complaint on December 9, 2013 by asserting various affirmative defenses. In February of 2014, the court consolidated the Company’s case with the other pending Garnet Digital cases in the Eastern District of Texas, but the Court has not yet set a scheduling conference.

It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

Penovia LLC v. NETGEAR, Inc.

On September 27, 2013, a non-practicing entity named Penovia LLC (“Penovia”) filed suit against the Company in the Eastern District of Texas. Penovia asserts the Company’s wireless routers infringe U.S. Patent No. 5,822,221 (the “’221 patent”), entitled “Office Machine Monitoring Device.” Penovia’s complaint specifically names the DGN2000 Wireless-N product as an example of an infringing product. Penovia admits in the complaint that the ’221 patent expired on October 13, 2010, due to a lapse in maintenance fee payments. Consequently, Penovia seeks damages for an approximately three year period of time starting six years before the filing date of the complaint, September 27, 2007, and ending on October 13, 2010. Penovia has asserted the ’221 patent in 22 cases, all in the Eastern District of Texas. Penovia filed nine cases on May 21, 2013, and filed the remainder on September 27, 2013. The Company filed its answer on November 26, 2014 - asserting various affirmative defenses. On December 23, 2013 received Penovia’s infringement contentions.

It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Innovative Wireless Solutions LLC v. NETGEAR, Inc.

In November of 2013, Innovative Wireless Solutions filed a new wave of suits targeting 14 wireless router and networking companies, Adtran, Arris, Aruba Networks, Belkin, Buffalo Technology, Engenius Technologies, Fortinet, IC Intracom, Motorola Solutions, SMC Networks, Ubiquiti Networks, Western Digital, and Zoom Telephonics. Previously, in April of 2013, Innovative Wireless had filed 41 suits targeting hotels and restaurant chains over wireless Internet services. The Company was sued on November 6, 2013 in the District of Delaware.

The three patents-in-suit (5,912,895 entitled “Information network access apparatus and methods for communicating information packets via telephone lines” ( the “‘895 Patent”); 6,327,264 entitled “Information network access apparatus and methods for communicating information packets via telephone lines” ( the “’264 Patent”); and 6,587,473 entitled “Information network access apparatus and methods for communicating information packets via telephone lines” ( the “‘473 Patent”) originally were part of a portfolio of Nortel Networks’ patents before they reached Innovative Wireless in March 2013.

The Company filed its answer on January 13, 2014, asserting various affirmative defenses. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

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

Environmental Regulation

The European Union (“EU”) enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company's consolidated results of operations and financial position for years ended December 31, 2013 and 2012. The WEEE Directive was recast on July 24, 2012, published on August 13, 2012, and was implemented by all member states on February 14, 2014. The Company expects no material impact on its consolidated results of operations and financial positions due to this recasting. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company continues to monitor WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance. The Company believes it has met the applicable requirements of current WEEE Legislation and similar legislation in other jurisdictions, to the extent implementation requirements has been published.

Additionally, the EU enacted the Restriction of Hazardous Substances Directive (“RoHS Legislation”), the REACH Regulation, Packaging Directive and the Battery Directive. EU RoHS Legislation, along with similar legislation in China, requires manufacturers to ensure certain substances, including polybrominated biphenyls (“PBD”), polybrominated diphenyl ethers (“PBDE”), mercury, cadmium, hexavalent chromium and lead (except for allowed exempted materials and applications), are below specified maximum concentration values in certain products put on the market after July 1, 2006. The RoHS Directive was recast on July 21, 2011 and went into force on January 3, 2013. This did not have a material impact on the Company's consolidated results of operations and financial position. The REACH Regulation requires manufacturers to ensure the published lists of substances of very high concern in certain products are below specified maximum concentration values. The Battery Directive controls use of certain types of battery technology in certain products and requires mandatory marking. The Company believes it has met the requirements of the RoHS Directive Legislation, the REACH Regulation and the Battery Directive Legislation.

Additionally, the EU enacted the Energy Using Product (“EuP”) Directive, which came into force in August 2007. The EuP Directive required manufacturers of certain products to meet minimum energy efficiency performance requirements. These

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 10. Stockholders’ Equity

Common Stock Repurchase Programs

In October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6.0 million shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. The Company repurchased 2.0 million shares or $63.1 million of common stock under this authorization during the year ended December 31, 2013. The Company did not repurchase any shares under this authorization during the years ended December 31, 2012 and 2011.

The Company repurchased approximately 14,000 shares, or $0.5 million of common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the year ended December 31, 2013. Similarly, during the years ended December 31, 2012 and December 31, 2011, the Company repurchased approximately 22,000 shares and 25,000 shares, respectively, or $0.9 million and $0.9 million of common stock, respectively, under the same program to help facilitate tax withholding for RSUs.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cumulative Other Comprehensive Income, Net

The following table sets forth the changes in accumulated other comprehensive income by component, net of tax, during the years ended December 31, 2013 and 2012 (in thousands):

	Gains and losses on available for sale securities	Gains and losses on derivatives	Total
Beginning balance as of December 31, 2011	$17	$6	$23
Other comprehensive (loss) income before reclassifications	11	164	175
Amounts reclassified from accumulated other comprehensive loss	—	(194)	(194)
Net current period other comprehensive (loss) income	11	(30)	(19)
Beginning balance as of December 31, 2012	$28	$(24)	$4
Other comprehensive (loss) income before reclassifications	(24)	775	751
Amounts reclassified from accumulated other comprehensive loss	—	(686)	(686)
Net current period other comprehensive (loss) income	(24)	89	65
Ending balance as of December 31, 2013	$4	$65	$69

The following tables provide details about significant amounts reclassified out of each component of accumulated other comprehensive income for the years ended December 31, 2013 and 2012 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$844	Net revenue	$262	Net revenue
Foreign currency forward contracts	(9)	Cost of revenue	(1)	Cost of revenue
Foreign currency forward contracts	(149)	Operating expenses	(67)	Operating expenses
	686	Total before tax	194	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$686	Total, net of tax	$194	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

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

2003 Stock Plan

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

2006 Long Term Incentive Plan

In April 2006, the Company adopted the 2006 Long Term Incentive Plan (the “2006 Plan”), which was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders on May 23, 2006. The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards and other stock awards, to eligible directors, employees and consultants of the Company. Upon the adoption of the 2006 Plan, the Company reserved 2,500,000 shares of common stock for issuance under the 2006 Plan. In June 2008, the Company adopted amendments to the 2006 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2006 plan by an additional 2,500,000 shares. In July 2010, the Company adopted amendments to the 2006 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2006 plan by an additional 1,500,000 shares. In June 2012, the Company adopted amendments to the 2006 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2006 plan by an additional 3,000,000 shares. In addition, RSUs granted under the 2006 Plan on or after June 6, 2012 are counted against shares authorized under the plan as 1.58 shares of common stock for each share subject to such award. As of December 31, 2013, 1,366,297 shares were reserved for future grants under the 2006 Plan.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is determined at the purchase date, the Company recognizes expense based on the 15% discount at purchase. For the years ended December 31, 2013, 2012, and 2011, ESPP compensation expense was $420,000, $371,000 and $354,000, respectively. As of December 31, 2013, 307,500 shares were reserved for future grants under the ESPP.

Option Activity

Stock options activity under the stock option plans during the year ended December 31, 2013 was as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
December 31, 2012	4,324	$29.29
Granted	503	33.45
Exercised	(352)	21.28
Cancelled	(249)	34.27
Expired	(61)	33.78
December 31, 2013	4,165	$30.11	6.5	$16,376

As of December 31, 2013:
Vested and expected to vest	4,008	$29.98	6.4	$16,282
Exercisable Options	2,695	$28.29	5.5	$15,245

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2013. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2013, 2012, and 2011 was $4.2 million, $8.1 million and $21.8 million, respectively.

The total fair value of options vested during the years ended December 31, 2013, 2012, and 2011 was $13.0 million, $11.1 million and $9.8 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$ 9.26 - $22.68	903	4.73	$18.27	873	$18.18
$23.25 - $31.31	849	5.73	29.58	617	29.23
$31.59 - $33.83	1,203	8.23	33.12	423	33.25
$33.92 - $38.01	959	6.72	35.56	629	35.39
$38.16 - $40.01	251	6.40	39.25	153	39.25
$9.26 - $40.01	4,165	6.50	$30.11	2,695	$28.29

RSU Activity

RSU activity under during the year ended December 31, 2013 was as follows:

	Outstanding RSUs
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
December 31, 2012	112	$28.36
RSUs granted	744	29.20
RSUs vested	(85)	34.04
RSUs cancelled	(40)	28.19
December 31, 2013	731	$29.40	1.61	$24,072

Total intrinsic value of RSUs, or the release date fair value of RSUs, vested during the years ended December 31, 2013, 2012 and 2011 was $2.9 million, $3.7 million and $4.4 million, respectively. The total fair value or RSUs, or the grant date fair value of RSUs, vested during the years ended December 31, 2013, 2012 and 2011 was $2.3 million, $3.0 million and $2.6 million, respectively.

Valuation and Expense Information
The Company measures stock-based compensation at the grant date based on the fair value of the award. Estimated compensation cost relating to restricted stock units (“RSUs”) is based on the closing fair market value of the Company’s common stock on the date of grant. The fair value of Employee Stock Purchase Plan (“ESPP”) is based on the 15% discount at purchase, since the price of the shares is determined at the purchase date. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. The estimated expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with a remaining

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

term commensurate with the estimated expected term. Expected volatility is based on historical volatility over the most recent period commensurate with the estimated expected term.
The following table sets forth the weighted-average assumptions used to fair value option grants during the years ended December 31, 2013, 2012 and 2011 based on its historical experience:

	Year Ended December 31,
	2013	2012	2011
Expected life (in years)	4.4	4.4	4.4
Risk-free interest rate	0.72%	0.64%	1.63%
Expected volatility	48.05%	52.09%	50.31%
Dividend yield	—	—	—

The weighted average estimated fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $13.29, $13.99 and $14.29, respectively.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the Employee Stock Purchase Plan included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$1,577	$1,347	$999
Research and development	3,943	2,787	2,476
Sales and marketing	5,379	4,751	5,136
General and administrative	6,563	5,487	5,151
Total	$17,462	$14,372	$13,762

The Company recognizes these compensation costs net of the estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

Total stock-based compensation cost capitalized in inventory was less than $0.5 million in each of the years ended December 31, 2013, 2012 and 2011.

As of December 31, 2013, $16.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2013, $14.0 million of total unrecognized compensation cost related to non-vested RSUs is expected to be recognized over a weighted-average period of 3.0 years.

401(k) Plan

In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. In the first quarter of 2012, the Company began matching 50% of contributions for employees that remain active with the company through the end of the fiscal year, up to a maximum of $6,000 in employee contributions. During the years ended December 31, 2013 and 2012 the Company recognized $1.0 million and $0.7 million, respectively, in expenses related to the 401(k) match. No match was offered in 2011 and thus no expenses were recorded related to matching employee contributions during that year.

Note 12. Segment Information, Operations by Geographic Area and Customer Concentration

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company operates in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

networking, home video monitoring, storage and digital media products. The commercial business unit consists of business networking, storage and security solutions that bring enterprise class functionality down to the small and medium size business at an affordable price. The service provider business unit consists of made-to-order and retail proven, whole home networking hardware and software solutions as well as 4G LTE hotspots sold to service providers for sale to their subscribers. Each business unit is managed by a Senior Vice President/General Manager. The Company believes this structure enables it to better focus its efforts on the Company's core customer segments and allows it to be more nimble and opportunistic as a company overall.

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

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Year Ended December 31,
	2013	2012	2011
Net revenues:
Retail	$509,924	$504,797	$481,795
Commercial	311,261	307,945	331,439
Service provider	548,448	459,179	367,784
Total net revenues	$1,369,633	$1,271,921	$1,181,018
Contribution income:
Retail	$73,418	$86,808	$81,589
Retail contribution margin	14.4%	17.2%	16.9%
Commercial	66,506	67,826	74,746
Commercial contribution margin	21.4%	22.0%	22.6%
Service Provider	51,620	40,794	32,797
Service Provider contribution margin	9.4%	8.9%	8.9%
Total segment contribution income	191,544	195,428	189,132
Corporate and unallocated costs	(51,629)	(47,766)	(43,301)
Amortization of intangible assets (1)	(15,217)	(4,763)	(4,658)
Stock-based compensation expense	(17,462)	(14,372)	(13,762)
Restructuring and other charges	(5,335)	(1,190)	(2,094)
Acquisition-related expense (2)	(940)	(833)	(40)
Impact to cost of sales from acquisition accounting adjustments to inventory	(568)	—	(609)
Litigation reserves, net	(5,354)	(390)	201
Impairment of intangibles	(2,000)	—	—
Interest income	400	498	477
Other income (expense), net	(457)	2,670	(1,136)
Income before income taxes	$92,982	$129,282	$124,210
________________________________

(1)	Amount excludes amortization expense related to patents within purchased intangible assets in costs of revenues.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)	These acquisition-related charges were expensed in the period incurred and reported in the Company's consolidated statements of operations within cost of revenues and operating expense.

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

The following table shows net revenue by geography for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$769,357	$660,998	$570,143
Americas (excluding U.S.)	19,961	18,421	16,913
United Kingdom	142,729	184,404	165,522
EMEA (excluding U.K.)	269,959	273,320	312,191
APAC	167,627	134,778	116,249
Total net revenue	$1,369,633	$1,271,921	$1,181,018

No single customer accounted for greater than 10% of net revenues in the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, retailer, Best Buy Inc. and distributor, Ingram Micro, Inc. represented approximately 11% and 10% of net revenues respectively.
Property and equipment by geographic location are as follows (in thousands):

	December 31, 2013	December 31, 2012
United States	$10,273	$9,898
Americas (excluding U.S.)	2,160	36
EMEA	914	1,173
China	11,905	6,763
APAC (excluding China)	1,942	1,155
	$27,194	$19,025

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	As of December 31, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents-money-market funds	$31,295	$31,295	$—	$—
Available-for-sale securities-Treasuries (1)	104,601	104,601	—	—
Available-for-sale securities-Certificates of Deposit (1)	159	159	—	—
Trading securities - Mutual Funds (1)	385	385	—	—
Foreign currency forward contracts (2)	905	—	905	—
Total assets measured at fair value	$137,345	$136,440	$905	$—

(1)	Included in short-term investments on the Company's consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company's consolidated balance sheet.

	As of December 31, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(381)	$—	$(381)	$—
Total liabilities measured at fair value	$(381)	$—	$(381)	$—

(3)	Included in other accrued liabilities on the Company's consolidated balance sheet.

	As of December 31, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents-money-market funds	$3,061	$3,061	$—	$—
Available-for-sale securities-Treasuries (1)	225,062	225,062	—	—
Available-for-sale securities-Certificates of Deposit (1)	2,783	2,783	—	—
Foreign currency forward contracts (2)	1,144	—	1,144	—
Total assets measured at fair value	$232,050	$230,906	$1,144	$—

(1)	Included in short-term investments on the Company's consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company's consolidated balance sheet.

	As of December 31, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(1,619)	$—	$(1,619)	$—
Total liabilities measured at fair value	$(1,619)	$—	$(1,619)	$—

(3)	Included in other accrued liabilities on the Company's consolidated balance sheet.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company's investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A+/A2 or higher. The Company's foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At December 31, 2013 and December 31, 2012, the adjustment for non-performance risk did not have a material impact on the fair value of the Company's foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

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

	December 31, 2013	September 29, 2013	June 30, 2013	March 31, 2013
Net revenue	$356,620	$361,895	$357,719	$293,399
Gross profit	$100,789	$101,659	$103,430	$87,737
Provision for income taxes	$11,712	$10,364	$7,144	$8,545
Net income	$11,432	$14,457	$13,985	$15,343
Net income per share—basic	$0.30	$0.37	$0.36	$0.40
Net income per share—diluted	$0.30	$0.37	$0.36	$0.39

	December 31, 2012	September 30, 2012	July 1, 2012	April 1, 2012
Net revenue	$310,436	$315,210	$320,655	$325,620
Gross profit	$91,378	$97,688	$94,638	$99,849
Provision for income taxes	$12,325	$9,920	$9,933	$10,565
Net income	$16,079	$23,791	$21,522	$25,147
Net income per share—basic	$0.42	$0.62	$0.57	$0.67
Net income per share—diluted	$0.41	$0.61	$0.56	$0.65

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (1992), issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2014 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2013 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

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

(a) The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial Statement Schedule.

The following financial statement schedule of NETGEAR, Inc. for the fiscal years ended December 31, 2013, 2012 and 2011 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of NETGEAR, Inc.

Schedule II—Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2013	$1,256	$277	$(278)	$1,255
Year ended December 31, 2012	1,335	43	(122)	1,256
Year ended December 31, 2011	1,481	(21)	(125)	1,335

Allowance for sales returns and product warranty:
Year ended December 31, 2013	63,690	104,810	(102,279)	66,221
Year ended December 31, 2012	58,206	100,806	(95,322)	63,690
Year ended December 31, 2011	50,786	86,310	(78,890)	58,206

Allowance for price protection:
Year ended December 31, 2013	1,783	8,352	(5,862)	4,273
Year ended December 31, 2012	3,930	9,925	(12,072)	1,783
Year ended December 31, 2011	3,147	15,688	(14,905)	3,930

(3) Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 25th day of February 2014.

NETGEAR, INC.
By: /s/ PATRICK C.S. LO
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK C.S. LO	Chairman of the Board and Chief Executive Officer	February 25, 2014
Patrick C.S. Lo	(Principal Executive Officer)

/S/ CHRISTINE M. GORJANC	Chief Financial Officer	February 25, 2014
Christine M. Gorjanc	(Principal Financial and Accounting Officer)

/S/ JOCELYN CARTER-MILLER	Director	February 25, 2014
Jocelyn Carter-Miller

/S/ RALPH E. FAISON	Director	February 25, 2014
Ralph E. Faison

/S/ A. TIMOTHY GODWIN	Director	February 25, 2014
A. Timothy Godwin

/S/ JEF GRAHAM	Director	February 25, 2014
Jef Graham

/S/ LINWOOD A. LACY, JR.	Director	February 25, 2014
Linwood A. Lacy, Jr.

/S/ GREGORY J. ROSSMANN	Director	February 25, 2014
Gregory J. Rossmann

/S/ BARBARA V. SCHERER	Director	February 25, 2014
Barbara V. Scherer

/S/ JULIE A. SHIMER	Director	February 25, 2014
Julie A. Shimer

INDEX TO EXHIBITS

Exhibit Number	Description
2.1**	Asset Purchase Agreement, dated as of September 22, 2008, by and among CP Secure International Holding Limited, the stockholders thereof and the registrant(1)
3.3	Amended and Restated Certificate of Incorporation of the registrant(2)
3.5	Amended and Restated Bylaws of the registrant(2)
4.1	Form of registrant's common stock certificate(2)
10.1	Form of Indemnification Agreement for directors and officers(2)
10.2#	2000 Stock Option Plan and forms of agreements thereunder(2)
10.3#	2003 Stock Plan and forms of agreements thereunder, as amended (3)
10.4#	2003 Employee Stock Purchase Plan, as amended (4)
10.5#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo(2)
10.8#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill(2)
10.9#	Employment Agreement, dated November 4, 2002, between the registrant and Michael F. Falcon(2)
10.10#	Employment Agreement, dated January 6, 2003, between the registrant and Charles T. Olson(2)
10.12#	Employment Agreement, dated November 16, 2005, between the registrant and Christine M. Gorjanc(5)
10.14*	Distributor Agreement, dated March 1, 1997, between the registrant and Tech Data Product Management, Inc.(2)
10.15*	Distributor Agreement, dated March 1, 1996, between the registrant and Ingram Micro Inc., as amended by Amendment dated October 1, 1996 and Amendment No. 2 dated July 15, 1998(2)
10.24*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL, Logistics Americas, Ltd.(2)
10.25*	Distribution Operation Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)(2)
10.26*	Distribution Operation Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited(2)
10.33#	2006 Long Term Incentive Plan and forms of agreements thereunder(6)
10.34
Agreement and Plan of Merger, dated as of July 26, 2006, by and among the registrant, SKJM Holdings Corporation, SkipJam Corp., Michael Spilo, Jonathan Daub, Francis Refol, Dennis Aldover and Zhicheng Qiu(7)

10.35
Asset Purchase Agreement, dated as of January 28, 2013, by and among the registrant, NETGEAR Holdings Limited, NETGEAR International Limited, NETGEAR Canada Limited, NETGEAR Australia PTY, LTD, Sierra Wireless, Inc., Sierra Wireless, Inc., Sierra Wireless America, Inc. and Sierra Wireless (Australia) PTY LTD(8)

10.41**
Agreement and Plan of Merger, dated as of May 2, 2007, by and among the registrant, NAS Holdings Corporation, Infrant Technologies, Inc., certain Infrant shareholders thereof, and Paul Tien as the Holders Representative (9)

10.44	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC (10)
10.45	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC (11)
10.46#	Amended and Restated 2006 Long-Term Incentive Plan (12)
10.47#	NETGEAR, Inc. Executive Bonus Plan (12)
10.49#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon (13)
10.50#	Amendment to Employment Agreement, dated December 31, 2008, between the registrant and Christine Gorjanc (13)
10.51#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick Lo (13)
10.52#	Amendment to Offer Letter, dated December 28, 2008, between the registrant and Mark Merrill (13)
10.53#	Amendment to Employment Agreement, dated December 24, 2008, between the registrant and Chuck Olson (13)
10.54#	Amendment to Employment Agreement, dated December 30, 2008, between the registrant and Michael Werdann (13)
10.55#	Amendment #2 to Employment Agreement, dated September 21, 2009, between the registrant and Christine Gorjanc (14)
10.56#	Change of Control and Severance Agreement dated March 31, 2011 by and between NETGEAR, Inc. and David Soares (15)
10.57#	Change of Control and Severance Agreement dated January 25, 2012, by and between NETGEAR, Inc. and Michael Clegg (16)
10.58#	NETGEAR, Inc. Deferred Compensation Plan (17)
10.59#	NETGEAR, Inc. Executive Bonus Plan, as amended and restated April 1, 2013 (18)

10.60#	Employment Agreement, dated July 8, 2013, between NETGEAR, Inc. and John McHugh (19)
21.1	List of subsidiaries and affiliates
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted as to certain portions of this Exhibit.
**	Registrant hereby agrees to furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon its request.
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

(3)	Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K filed on February 26, 2013 with the Securities and Exchange Commission.
(4)	Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K filed on February 26, 2013 with the Securities and Exchange Commission.
(5)	Incorporated by reference to Exhibit 10.32 of the Registrant's Current Report on Form 8-K filed on November 22, 2005 with the Securities and Exchange Commission.
(6)	Incorporated by reference to the copy included in the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 21, 2006 with the Securities and Exchange Commission.
(7)	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on July 27, 2006 with the Securities and Exchange Commission.
(8)	Incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K filed on February 26, 2013 with the Securities and Exchange Commission.
(9)	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on May 3, 2007 with the Securities and Exchange Commission.
(10)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 27, 2007 with the Securities and Exchange Commission.
(11)	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2008 with the Securities and Exchange Commission.
(12)	Incorporated by reference to the copy included in the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 28, 2008 with the Securities and Exchange Commission.
(13)	Incorporated by reference to the copy included in the Registrant's Annual Report on Form 10-K filed on March 4, 2009 with the Securities and Exchange Commission.
(14)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 21, 2009 with the Securities and Exchange Commission.
(15)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 4, 2011 with the Securities and Exchange Commission.
(16)	Incorporated by Reference to Exhibit 10.11 of the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2013 with the Securities and Exchange Commission.
(17)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 5, 2013 with the Securities and Exchange Commission.
(18)	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed on April 16, 2013 with the Securities and Exchange Commission.
(19)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on July 11, 2013 with the Securities and Exchange Commission.