Form 10-Q
period 2014-03-30
NETGEAR, INC
filed 2014-05-06
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 30, 2014.
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

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 36,509,142 as of April 29, 2014.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$129,656	$143,009
Short-term investments	110,605	105,145
Accounts receivable, net	291,251	266,484
Inventories	201,630	224,456
Deferred income taxes	28,515	27,239
Prepaid expenses and other current assets	37,047	33,778
Total current assets	798,704	800,111
Property and equipment, net	26,005	27,194
Intangibles, net	79,649	84,118
Goodwill	155,916	155,916
Other non-current assets	29,822	26,591
Total assets	$1,090,096	$1,093,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,285	$114,531
Accrued employee compensation	18,534	16,551
Other accrued liabilities	141,052	143,218
Deferred revenue	30,096	24,496
Income taxes payable	1,744	1,287
Total current liabilities	287,711	300,083
Non-current income taxes payable	13,917	13,804
Other non-current liabilities	6,053	6,260
Total liabilities	307,681	320,147
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	37	37
Additional paid-in capital	432,231	421,901
Cumulative other comprehensive (loss) income	(132)	69
Retained earnings	350,279	351,776
Total stockholders’ equity	782,415	773,783
Total liabilities and stockholders’ equity	$1,090,096	$1,093,930
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net revenue	$349,391	$293,399
Cost of revenue	251,466	205,662
Gross profit	97,925	87,737
Operating expenses:
Research and development	22,181	15,338
Sales and marketing	39,911	36,389
General and administrative	11,375	12,327
Restructuring and other charges	842	(30)
Litigation reserves, net	117	48
Total operating expenses	74,426	64,072
Income from operations	23,499	23,665
Interest income	57	149
Other (expense) income, net	(108)	74
Income before income taxes	23,448	23,888
Provision for income taxes	9,037	8,545
Net income	$14,411	$15,343
Net income per share:
Basic	$0.39	$0.40
Diluted	$0.39	$0.39
Weighted average shares outstanding used to compute net income per share:
Basic	36,630	38,433
Diluted	37,305	39,050
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net income	$14,411	$15,343
Other comprehensive (loss) income, before tax:
Unrealized (loss) gain on derivative instruments	(205)	151
Unrealized gain (loss) on available-for-sale securities	7	(26)
Other comprehensive (loss) income, before tax	(198)	125
Tax (expense) benefit related to items of other comprehensive income	(3)	10
Other comprehensive (loss) income, net of tax	(201)	135
Comprehensive income	$14,210	$15,478
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$14,411	$15,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,743	4,942
Purchase premium amortization/discount accretion on investments, net	93	373
Non-cash stock-based compensation	5,130	3,590
Income tax benefit associated with stock option exercises	(314)	354
Excess tax benefit from stock-based compensation	(153)	(354)
Deferred income taxes	(671)	(1,015)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(24,854)	18,118
Inventories	22,826	16,348
Prepaid expenses and other assets	(7,179)	(671)
Accounts payable	(18,245)	(4,901)
Accrued employee compensation	1,983	(4,235)
Other accrued liabilities	(2,422)	(6,869)
Deferred revenue	5,637	1,317
Income taxes payable	569	2,737
Net cash provided by operating activities	5,554	45,077
Cash flows from investing activities:
Purchases of short-term investments	(59,958)	(20,022)
Proceeds from sales and maturities of short-term investments	54,500	104,154
Purchase of property and equipment	(3,085)	(2,761)
Net cash (used in) provided by investing activities	(8,543)	81,371
Cash flows from financing activities:
Purchase and retirement of treasury stock	(15,908)	(336)
Proceeds from exercise of stock options	4,063	2,547
Proceeds from issuance of common stock under employee stock purchase plan	1,328	1,053
Excess tax benefit from stock-based compensation	153	354
Net cash (used in) provided by financing activities	(10,364)	3,618
Net (decrease) increase in cash and cash equivalents	(13,353)	130,066
Cash and cash equivalents, at beginning of period	143,009	149,032
Cash and cash equivalents, at end of period	$129,656	$279,098
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

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
The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc., and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2013 has been derived from audited financial statements at such date. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations, comprehensive income and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three months ended March 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.	Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s significant accounting policies have not materially changed during the three months ended March 30, 2014.

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters," which provides the standards for parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. ASU 2013-05 is effective for reporting periods beginning after December 15, 2013. The Company has adopted this standard in the first quarter of 2014 and it does not have a significant impact on its financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes," which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, the Company’s unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. ASU 2013-11 is effective for the Company beginning in the first quarter fiscal 2014 and applied prospectively or retroactively with early adoption permitted. The Company adopted ASU 2013-11 during the three months ended December 31, 2013 on a prospective basis. The change did not have a significant impact on the Company's financial position, results of operations or cash flows.

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
Of the $53.8 million of goodwill recorded on the acquisition of AirCard, approximately $36.6 million, $53.8 million and $2.3 million is deductible for U.S. federal, U.S. state and Canada income tax purposes, respectively. The goodwill recognized, which was assigned to the Company's service provider business unit, is primarily attributable to expected synergies resulting from the acquisition.
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
The Company acquired $9.5 million in in-process research and development (“IPR&D”) projects. The value was calculated based on the present value of future estimated cash flows discounted at 13.0%, derived from projections of future revenues attributable to the assets, expected economic life of the assets, and royalty rates. The IPR&D acquired is considered indefinite lived intangible assets until research and development efforts associated with the projects are completed or abandoned. The most significant of the acquired IPR&D projects relate to multimode LTE technologies, Mobile Hot Spot, USB dongle, and Module form factors. As of March 30, 2014, $7.4 million of the acquired IPR&D has reached technical feasibility and was reclassified to definite-lived intangibles and with an estimated useful life of four years. In addition, the Company recorded an impairment charge of $2.0 million in the third quarter of 2013, related to the abandonment of certain IPR&D projects acquired. The Company expects to complete the remaining $0.1 million in IPR&D projects, at an estimated cost of $0.2 million, by the third quarter of 2014.
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The unaudited pro forma financial information is as follows:

Three Months Ended
March 31, 2013
(in millions)
Revenue	$338
Net income	$15

4.	Balance Sheet Components (in thousands)

Available-For-Sale Short-Term Investments

	As of
	March 30, 2014				December 31, 2013
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$109,946	$13	$—	$109,959	$104,595	$7	$(1)	$104,601
Certificates of Deposits	174	—	—	174	159	—	—	159
Total	$110,120	$13	$—	$110,133	$104,754	$7	$(1)	$104,760

The Company’s short-term investments are partially comprised of marketable securities that are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the available-for-sale securities have unrealized losses greater than 12 months.

Cost Method Investments

As of March 30, 2014 and December 31, 2013, the carrying value of the Company's cost method investments was $1.3 million. These investments are included in other non-current assets in the consolidated balance sheets and are carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. There were no impairments recognized in the three months ended March 30, 2014 and March 31, 2013. Realized gains and losses on these investments are reported in other income, net in the consolidated statements of operations.

Accounts receivable, net

	As of
	March 30, 2014	December 31, 2013
Gross accounts receivable	$314,432	$289,479
Allowance for doubtful accounts	(1,255)	(1,255)
Allowance for sales returns	(18,550)	(17,467)
Allowance for price protection	(3,376)	(4,273)
Total allowances	(23,181)	(22,995)
Total accounts receivable, net	$291,251	$266,484

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories

	As of
	March 30, 2014	December 31, 2013
Raw materials	$6,591	$8,676
Work in process	5,244	6,233
Finished goods	189,795	209,547
Total inventories	$201,630	$224,456

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	March 30, 2014	December 31, 2013
Computer equipment	$8,728	$8,527
Furniture, fixtures and leasehold improvements	14,169	14,019
Software	25,875	25,722
Machinery and equipment	53,270	50,656
Construction in progress	12	21
Total property and equipment, gross	102,054	98,945
Accumulated depreciation and amortization	(76,049)	(71,751)
Total property and equipment, net	$26,005	$27,194

Depreciation and amortization expense pertaining to property and equipment was $4.3 million and $3.4 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

Intangibles, net

The following tables present details of the Company’s purchased intangible assets:

	Gross	Accumulated Amortization	Net
March 30, 2014
Technology	$60,999	$(32,026)	$28,973
Customer contracts and relationships	56,500	(10,892)	45,608
Other	10,545	(5,577)	4,968
Finite-lived intangibles, net	128,044	(48,495)	79,549
Indefinite-lived intangible assets	100	—	100
Total purchased intangible assets, net	$128,144	$(48,495)	$79,649

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Gross	Accumulated Amortization	Net
December 31, 2013
Technology	$60,999	$(29,593)	$31,406
Customer contracts and relationships	56,500	(9,120)	47,380
Other	10,545	(5,313)	5,232
Finite-lived intangibles, net	128,044	(44,026)	84,018
Indefinite-lived intangible assets	100	—	100
Total purchased intangible assets, net	$128,144	$(44,026)	$84,118

As of March 30, 2014, the Company had $0.1 million in indefinite-lived intangible assets. This balance relates to the remaining IPR&D assets acquired in connection with the Company's acquisition of AirCard. IPR&D assets represent IPR&D projects that have not reached technical feasibility and are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets will not be amortized. When the asset reaches technical feasibility, the Company will determine the useful life of the asset, reclassify the asset out of IPR&D, and begin amortization. Development costs incurred after acquisition on acquired IPR&D projects are expensed as incurred.

Amortization of purchased intangible assets was $4.5 million and $1.5 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows:

Year Ending December 31	Amount
2014 (remaining nine months)	$13,406
2015	17,258
2016	16,896
2017	11,361
2018	7,859
Thereafter	12,769
Total expected amortization expense	$79,549

Goodwill

The changes in the carrying amount of goodwill during the three months ended March 30, 2014 are as follows:

	Retail	Commercial	Service Provider	Total
Goodwill at December 31, 2013	$45,441	$36,279	$74,196	$155,916
Goodwill acquired during the period	—	—	—	—
Goodwill at March 30, 2014	$45,441	$36,279	$74,196	$155,916

There were no impairments to goodwill during three months ended March 30, 2014 and March 31, 2013.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other non-current assets

	As of
	March 30, 2014	December 31, 2013
Non-current deferred income taxes	$19,630	$20,235
Cost method investment	1,322	1,322
Other	8,870	5,034
Total other non-current assets	$29,822	$26,591

Other accrued liabilities

	As of
	March 30, 2014	December 31, 2013
Sales and marketing programs	$50,870	$47,941
Warranty obligation	45,403	48,754
Freight	5,777	5,790
Other	39,002	40,733
Total other accrued liabilities	$141,052	$143,218

5.	Product Warranties
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
Changes in the Company’s warranty liability, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Balance as of beginning of the period	$48,754	$46,659
Provision for warranty liability made during the period	14,158	16,375
Settlements made during the period	(17,509)	(17,158)
Balance at end of period	$45,403	$45,876

6.	Derivative Financial Instruments

The Company’s subsidiaries have had, and will continue to have material future cash flows, including revenue and expenses, which are denominated in currencies other than the Company’s functional currency. The Company and all its subsidiaries designate

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheet to which they were recorded as of March 30, 2014, and December 31, 2013, are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at March 30, 2014	Balance Sheet Location	Fair Value at December 31, 2013
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$254	Prepaid expenses and other current assets	$842
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	7	Prepaid expenses and other current assets	63
Total		$261		$905

Derivative Liabilities	Balance Sheet Location	Fair Value at March 30, 2014	Balance Sheet Location	Fair Value at December 31, 2013
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$(1,044)	Other accrued liabilities	$(368)
Derivative liabilities designated as hedging instruments	Other accrued liabilities	(148)	Other accrued liabilities	(13)
Total		$(1,192)		$(381)

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative assets as of March 30, 2014 and December 31, 2013 (in thousands):

As of March 30, 2014				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$261	$—	$261	$(261)	$—	$—
Wells Fargo Bank	—	—	—	—	—	—
Total	$261	$—	$261	$(261)	$—	$—

As of December 31, 2013				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$905	$—	$905	$(287)	$—	$618
Wells Fargo Bank	—	—	—	—	—	—
Total	$905	$—	$905	$(287)	$—	$618

The following tables set forth the offsetting of derivative liabilities as of March 30, 2014 and December 31, 2013 (in thousands):

As of March 30, 2014				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$1,192	$—	$1,192	$(261)	$—	$931
Wells Fargo Bank	—	—	—	—	—	—
Total	$1,192	$—	$1,192	$(261)	$—	$931

As of December 31, 2013				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$287	$—	$287	$(287)	$—	$—
Wells Fargo Bank	94	—	94	—	—	94
Total	$381	$—	$381	$(287)	$—	$94

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended March 30, 2014, and March 31, 2013.

The effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three months ended March 30, 2014, and March 31, 2013, are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended March 30, 2014
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(564)	Net revenue	$(425)	Other (expense) income, net	$(27)
Foreign currency forward contracts	—	Cost of revenue	2	Other (expense) income, net	—
Foreign currency forward contracts	—	Operating expenses	64	Other (expense) income, net	—
Total	$(564)		$(359)		$(27)

Derivatives Designated as Hedging Instruments	Three Months Ended March 31, 2013
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$178	Net revenue	$75	Other (expense)income, net	$(22)
Foreign currency forward contracts	—	Cost of revenue	(2)	Other (expense)income, net	—
Foreign currency forward contracts	—	Operating expenses	(46)	Other (expense)income, net	—
Total	$178		$27		$(22)

(a)	Refer to Note 10, Stockholders' Equity, which summarizes the cumulative other comprehensive income activity related to derivatives.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company did not recognize any net gain or loss related to the ineffective portion of cash flow hedges during the three months ended March 30, 2014, and March 31, 2013.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities that may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about 14 non-designated derivatives per quarter. The average size of its non-designated hedges is about $2 million USD equivalent and these hedges range from one to five months in duration.

The effects of the Company’s derivatives not designated as hedging instruments in other income, net in the unaudited condensed consolidated statements of operations for the three months ended March 30, 2014 and March 31, 2013, are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended March 30, 2014	Three Months Ended March 31, 2013
Foreign currency forward contracts	Other (expense) income, net	$(766)	$268

7.	Net Income Per Share
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
Net income per share for the three months ended March 30, 2014, and March 31, 2013, are as follows (in thousands, except per share data):

	Three Months Ended
	March 30, 2014	March 31, 2013
Net income	$14,411	$15,343
Weighted average shares outstanding:
Basic	36,630	38,433
Dilutive potential common shares	675	617
Total diluted	37,305	39,050

Basic net income per share	$0.39	$0.40
Diluted net income per share	$0.39	$0.39

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted average stock options and unvested restricted stock awards to purchase 2.6 million shares and 2.4 million shares of the Company’s stock for the three months ended March 30, 2014 and March 31, 2013, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

8.	Income Taxes

The income tax provision for the three months ended March 30, 2014 was $9.0 million or an effective tax rate of 38.5%. The income tax provision for the three months ended March 31, 2013 was $8.5 million or an effective tax rate of 35.8%. The increase in the income tax provision and effective tax rate for the three month periods ended March 30, 2014, compared to the same period in the prior year was primarily caused by decrease in the tax benefit for U.S. research tax credits. The U.S. research tax credit is no longer available after December 31, 2013 due to its expiration. The rate for the three months ended March 30, 2013 also included the tax benefit for the 2012 U.S. federal research credit. On January 2, 2013 the American Taxpayer Relief Act of 2012 reinstated the research credit, retroactive to January 1, 2012. Accordingly, the entire benefit for the 2012 U.S. research credit of approximately $734,000 was recognized in the three months ended March 31, 2013.

For the three month periods ended March 30, 2014 and March 31, 2013, a loss was incurred in a jurisdiction where no tax benefit could be recorded. Because the tax benefit could not be recorded, the forecasted earnings from this jurisdiction were excluded from the determination of the tax expense for these periods.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next twelve months is approximately $2.8 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At March 30, 2014, the Company had approximately $170 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 30, 2014.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 30, 2014.

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

Northpeak Wireless, LLC v. NETGEAR, Inc.

In October 2008, a lawsuit was filed against the Company and 30 other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court, Northern District of Alabama. Northpeak alleges that the Company's 802.11b compatible products infringe certain claims of U.S. Patent Nos. 4,977,577 ("the '577 Patent") and 5,987,058 ("the '058 Patent"). The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court, Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the USPTO on the asserted patents. The reexaminations of the patents are proceeding. In March 2011, the USPTO confirmed the validity of the asserted claims of the '577 Patent over certain prior art references. In April 2011, the USPTO issued a final office action rejecting both asserted claims of the '058 Patent as being obvious in light of the prior art. In March 2013, the Board of Patent Appeals and Interferences of the USPTO affirmed the rejection of both asserted claims of the '058 Patent. One of the defendants in the case, Intel, recently filed a second petition for reexamination against the ‘577 patent. The USPTO initially rejected all claims of the ‘577 patent under Intel’s petition, and Northpeak recently responded. The district court case remains stayed by stipulation, and no trial date has been set. The Company does not expect there to be a material financial impact to the Company because of this litigation matter.

Ericsson v. NETGEAR, Inc.

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson (collectively “Ericsson”) filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 16, 2013, the defendants submitted their appeal brief to the Federal Circuit. Ericsson filed its response brief on February 20, 2014, and the defendants filed their reply brief before on March 24, 2014. The oral arguments before the Federal Circuit have been scheduled for June 5, 2014. The Company accrued and expensed the $3,555,000 in damages during the second quarter of 2013 to satisfy the verdict.

ReefEdge Networks, LLC v. NETGEAR, Inc.

On September 17, 2012, the Company was sued by ReefEdge Networks, LLC, a non-practicing entity. The Company received an extension from the plaintiff until November 8, 2012 to answer the complaint and answered the complaint on that date.

The complaint alleges that the Company infringes three related patents: 6,633,761 B1; 6,975,864 B2; 7,197,308 B2. In general terms, these asserted patents involve seamlessly handing-off portable wireless devices from one access point to another so as to provide roaming within a wireless network.

The complaint specifically accuses the Company's ProSafe wireless controller of infringing these three patents. On August 15, 2012, ReefEdge filed complaints in Delaware against Aruba Networks Inc., Cisco Systems Inc., Meru Networks Inc., and Ruckus Wireless Inc. alleging infringement of the same three patents. In the second tranche of lawsuits, ReefEdge sued--in addition to the Company-Brocade Communications Systems, Inc., Extreme Networks Inc., ADTRAN, Inc., Alcatel-Lucent Inc., D-Link Systems, Inc., Enterasys Networks, Inc., Motorola Solutions Inc., CDW Corporation, Avaya Inc., and ZyXEL Communications Corporation. During the third quarter of 2013, the Company submitted its initial disclosures to ReefEdge and also produced its core technical documents to ReefEdge. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on April 2, 2014, the Company and ReefEdge settled the lawsuit for a one-time payment from the Company to ReefEdge in return for a fully-paid-up license from ReefEdge to the Company to all of ReefEdge’s currently-held patents. The Court dismissed the case with prejudice on April 14, 2014. The settlement did not have a material financial impact to the Company.

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

Pragmatus and the Company agreed to extend the deadline for the Company to answer or otherwise respond to Pragmatus's complaint until February 11, 2013. The Company answered the complaint on that day by denying Pragmatus's infringement allegations and requesting a declaratory judgment by the Court that the patents in suit are not infringed and invalid. On February 20, 2013, the Company filed a motion to stay the case, and, on March 6, 2013, Pragmatus filed its opposition to the Company's motion to stay the case. The Company filed its reply on March 13, 2013. On May 14, 2013, the Court granted the Company's motion to stay “pending final exhaustion of all pending reexamination proceedings.” On June 22, 2013, both the '231 and '286 patents, which were the two asserted patents against the Company that were put into reexam by the defendants in a parallel Delaware action and the basis of the stay in the Pragmatus' case against the Company, emerged from reexam. In addition, the Delaware court lifted the stay in the Pragmatus cases pending in Delaware. The parties submitted a status report to the Court in January of 2014 indicating that: (1) the ‘231 Patent emerged from reexamination with all claims confirmed, and all rights of appeal have been exhausted; (2) the request for reexamination of the ‘043 Patent was denied; and (3) all claims of the ’286 patent were confirmed during reexamination, but the reexamination requestor appealed the examiner’s decision and the matter is now on appeal. The parties have asked the Court to lift the stay of the case and set a case management conference and an early neutral evaluation, and the Court has not yet acted on the parties’ request.

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

On December 12, 2013, the Court refused to dismiss the Company’s antitrust and false advertising suit against Asus by denying Asus’s motion, thereby indicating that proceeding with the case would not violate the FCC’s authority. Discovery in this case has commenced and is ongoing.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The patent has previously been litigated against Apple, Samsung, RIM, and a number of other wireless companies in Eastern Texas and the ITC. Garnet’s lawsuit against the Company is one of multiple cases filed by Garnet in the Eastern District of Texas Other defendants sued by Garnet in the Eastern District of Texas include: Boxee, D-Link Systems, Logitech, Roku, TiVo, DirecTV, DISH Network, Verizon, AT&T, Comcast, Panasonic, Western Digital, Pioneer, Yamaha, Denon, D&M Holdings, Marantz, and Onkyo. The Company answered the complaint on December 9, 2013 by asserting various affirmative defenses. In February of 2014, the court consolidated the Company’s case with the other pending Garnet Digital cases in the Eastern District of Texas. The Court set an initial scheduling conference for May 20, 2014, the Markman hearing for April 2015, and trial for May, 2016.

It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

Penovia LLC v. NETGEAR, Inc.

On September 27, 2013, a non-practicing entity named Penovia LLC (“Penovia”) filed suit against the Company in the Eastern District of Texas. Penovia asserts the Company’s wireless routers infringe U.S. Patent No. 5,822,221 (the “’221 patent”), entitled “Office Machine Monitoring Device.” Penovia’s complaint specifically names the DGN2000 Wireless-N product as an

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

example of an infringing product. Penovia admits in the complaint that the ’221 patent expired on October 13, 2010, due to a lapse in maintenance fee payments. Consequently, Penovia seeks damages for an approximately three year period of time starting six years before the filing date of the complaint, September 27, 2007, and ending on October 13, 2010. Penovia has asserted the ’221 patent in 22 cases, all in the Eastern District of Texas. Penovia filed nine cases on May 21, 2013, and filed the remainder on September 27, 2013. The Company filed its answer on November 26, 2013 - asserting various affirmative defenses. On December 23, 2013 received Penovia’s infringement contentions. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on March 28, 2014, the Company and Penovia settled the lawsuit for a one-time payment from the Company to Penovia in return for a fully-paid-up license from Penovia to the Company to the patent in suit. The Court dismissed the case with prejudice on April 8, 2014. The settlement did not have a material financial impact to the Company.

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

The Company filed its answer on January 13, 2014, asserting various affirmative defenses. The initial scheduling conference has been set for May 22, 2014, and discovery has not yet commenced. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

IOdapt LLP v. NETGEAR, Inc.

On March 7, 2014, the Company was sued by a non-practicing entity named IOdapt LLP in the United States District Court, Eastern District of Texas, Marshall Division. The alleged infringed patent, 8,402,109 (“the '109 Patent”) entitled “Wireless Router Remote Firmware Upgrade,” purportedly covers the remote firmware upgrading of wireless routers. The ‘109 Patent stems from a provisional patent application submitted in Feb. 2005. More particularly, it is a continuation in part of another issued patent, U.S. Patent No. 8,326,936, which in turn, is a continuation of U.S. Patent No. 7,904,518. The Company’s products identified in the Complaint as accused products are: AC1900-R7000, N450-WNR2500 and WNDR4720. Even though IOdapt asserts willful infringement, there are thus far no allegations of pre-suit knowledge of the patent.

The Company has not yet answered the complaint. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

SMARTDATA, S.A., v. NETGEAR, Inc.

On April 18, 2014, a non-practicing entity named SMARTDATA, S.A. (“SmartData”) sued the Company in the United States District Court, Northern District of California alleging infringement of U.S. Patent No. 7,158,757, entitled “Modular Computer” (“the ‘757 Patent”). SmartData alleges that the Company's various Push2TV products - PTV3000, PTVU1000, PTV2000, and PTV1000 - infringe the '757 patent. The claims of the '757 patent generally require three components, and it appears that SmartData is arguing that infringement occurs when the Company’s Push2TV products are combined with a television and computer.

The Company has not yet answered the complaint. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TQP Development, LLC v. NETGEAR, Inc.

On April 23, 2014, a non-practicing entity named TQP Development, LLC sued the Company and a host of other defendants the United States District Court, Eastern District of Texas, Marshall Division alleging infringement of U.S. Patent No. 5,412,730 (“the‘730 Patent”) entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.” There are two claims, one independent and one dependent, and TQP alleges that the Company infringes by using the methods in conjunction with its website(s). The patent expired on May 2, 2012, and about 138 cases have been filed by TQP against defendants on the ‘730 Patent, the majority of which were filed after its expiration.

The Company has not yet answered the complaint. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

Olivistar, LLC v. NETGEAR, Inc.

On April 25, 2013, a non-practicing entity named Olivistar, LLC (“Olivistar”) sued the Company and a host of other defendants in the United States District Court, Eastern District of Texas, Marshall Division alleging infringement of U.S. Patents Nos. 6,839,731 entitled “System and Method for Providing Data Communication in a Device Network” (the “’731 patent”) and 8,239,481 entitled “System and Method for Implementing Open-Control Remote Device Control” (the “’481 patent”). Olivistar alleges that the Company's various VueZone Home Video Monitoring Systems infringe the two patents.

The Company has not yet answered the complaint. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

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

Environmental Regulation

The European Union (“EU”) enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company's consolidated results of operations and financial position for the three months ended March 30, 2014 and March 31, 2013. The WEEE Directive was recast on July 24, 2012, published on August 13, 2012, and will be implemented by all member states on February 14, 2014. The Company expects no material impact on its consolidated results of operations and financial positions due to this recasting. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company continues to monitor WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance. The Company believes it has met the applicable requirements of current WEEE Legislation and similar legislation in other jurisdictions, to the extent implementation requirements has been published.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Common Stock Repurchase Program

On October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6,000,000 shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. The Company repurchased 0.5 million shares, or $15.9 million of common stock under this authorization during the three months ended March 30, 2014, which leaves approximately 2.3 million shares remaining in our buyback program. The Company did not repurchase any shares under this authorization during the three months ended March 31, 2013.
The Company repurchased approximately 1,000 shares, or $33,000 of common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended March 30, 2014. Similarly, during the three months ended March 31, 2013, the Company repurchased approximately 8,000 shares, or $0.3 million of common stock, under the same program to help facilitate tax withholding for RSUs.
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cumulative Other Comprehensive Income (loss), Net

The following table sets forth the changes in accumulated other comprehensive income by component, net of tax, as of March 30, 2014 and December 31, 2013 (in thousands):

	Gains and losses on available for sale securities	Gains and losses on derivatives	Total
Beginning balance as of December 31, 2013	$4	$65	$69
Other comprehensive income (loss) before reclassifications	4	(564)	(560)
Amounts reclassified from accumulated other comprehensive income	—	359	359
Net current period other comprehensive income (loss)	4	(205)	(201)
Ending balance as of March 30, 2014	$8	$(140)	$(132)

The following tables provide details about significant amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 30, 2014, and March 31, 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 30, 2014		Three Months Ended March 31, 2013
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$(425)	Net revenue	$75	Net revenue
Foreign currency forward contracts	2	Cost of revenue	(2)	Cost of revenue
Foreign currency forward contracts	64	Operating expenses	(46)	Operating expenses
	(359)	Total before tax	27	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$(359)	Total, net of tax	$27	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

11.	Employee Benefit Plans
The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. Award vesting periods for this plan is generally four years. As of March 30, 2014, a total of 1,463,487 shares from 2006 plan were reserved for future grants under the plan. During the second quarter of 2013, the Company's 2003 Stock Plan expired and the remaining unissued 62,791 reserved shares were retired accordingly.
Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As of March 30, 2014, a total of 261,025 shares were reserved for future grants under the ESPP.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity
Stock options activity during the three months ended March 30, 2014, was as follows:

	Options Outstanding
	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
December 31, 2013	4,165	$30.11
Granted	—	—
Exercised	(167)	24.27
Cancelled	(32)	36.65
Expired	(76)	35.95
March 30, 2014	3,890	$30.19

RSU Activity

RSU activity during the three months ended March 30, 2014, was as follows:

	RSUs Outstanding
	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)	(in dollars)
December 31, 2013	731	$29.40
RSUs granted	23	31.03
RSUs vested	(3)	27.95
RSUs cancelled	(22)	28.70
March 30, 2014	729	$29.37

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
There were no option grants in the three months ended March 30, 2014. The following table sets forth the weighted average assumptions used to fair value option grants during the three months ended March 31, 2013:

Three Months Ended
March 31, 2013
Expected life (in years)	4.4
Risk-free interest rate	0.74%
Expected volatility	50.3%
Dividend yield	—

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Cost of revenue	$471	$189
Research and development	1,396	672
Sales and marketing	1,949	1,230
General and administrative	1,314	1,499
Total stock-based compensation	$5,130	$3,590

As of March 30, 2014, $13.9 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.18 years. Additionally, $12.3 million of total unrecognized compensation cost related to non-vested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.77 years.

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

In the first quarter of 2014, the CEO began temporarily serving as interim General Manager of the retail business unit due to the previous general manager's departure from the Company. As of March 30, 2014, the CEO continues to serve as interim general manager and will do so until a replacement is established.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Three Months Ended
	March 30, 2014	March 31, 2013
Net revenues:
Retail	$118,232	$126,322
Commercial	78,863	70,851
Service provider	152,296	96,226
Total net revenues	349,391	293,399
Contribution income:
Retail	$14,683	$18,618
Retail contribution margin	12.4%	14.7%
Commercial	19,540	13,811
Commercial contribution margin	24.8%	19.5%
Service Provider	13,519	9,491
Service Provider contribution margin	8.9%	9.9%
Total segment contribution income	47,742	41,920
Corporate and unallocated costs	(13,756)	(12,466)
Amortization of intangible assets (1)	(4,390)	(1,471)
Stock-based compensation expense	(5,130)	(3,590)
Restructuring and other charges	(842)	30
Acquisition-related expense	(8)	(710)
Litigation reserves, net	(117)	(48)
Interest income	57	149
Other (expense) income, net	(108)	74
Income before income taxes	$23,448	$23,888
________________________________

(1)	Amount excludes amortization expense related to patents within purchased intangible assets in costs of revenues.

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

	Three Months Ended
	March 30, 2014	March 31, 2013
United States	$190,276	$153,713
Americas (excluding U.S.)	4,503	2,963
United Kingdom	41,200	40,858
EMEA (excluding U.K.)	65,593	66,267
APAC	47,819	29,598
Total net revenue	$349,391	$293,399

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment by geographic location are as follows (in thousands):

	March 30, 2014	December 31, 2013
United States	$9,802	$10,273
Americas (excluding U.S.)	1,976	2,160
EMEA	903	914
China	11,561	11,905
APAC (excluding China)	1,763	1,942
	$26,005	$27,194

No single customer accounted for greater than 10% of net revenues in the three months ended March 30, 2014 and March 31, 2013.

13.	Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 30, 2014 (in thousands):

	As of March 30, 2014
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$9,099	$9,099	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	109,959	109,959	—	—
Available-for-sale securities—Certificates of Deposit (1)	174	174	—	—
Trading securities- Mutual Funds (1)	472	472	—	—
Foreign currency forward contracts (2)	261	—	261	—
Total assets measured at fair value	$119,965	$119,704	$261	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of March 30, 2014
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(1,192)	$—	$(1,192)	$—
Total liabilities measured at fair value	$(1,192)	$—	$(1,192)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	As of December 31, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$31,295	$31,295	$—	$—
Available-for-sale securities—Treasuries (1)	104,601	104,601	—	—
Available-for-sale securities-Certificates of Deposit (1)	159	159	—	—
Trading securities - Mutual Funds (1)	385	385	—	—
Foreign currency forward contracts (2)	905	—	905	—
Total assets measured at fair value	$137,345	$136,440	$905	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$(381)	$—	$(381)	$—
Total liabilities measured at fair value	$(381)	$—	$(381)	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.
The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At March 30, 2014 and December 31, 2013, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

14.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.8 million and $2.7 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

15.	Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in its Consolidated Statements of Operations.

The Company incurred restructuring and other charges of $0.8 million expense and a $30,000 benefit during three months ended March 30, 2014 and March 31, 2013, respectively. The restructuring and other charges are mainly attributable to one-time separation costs related to the departure of the general manager of the retail business unit.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of accrued restructuring and other charges activity in the current period:

	Accrued Restructuring and Other Charges at December 31, 2013	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at March 30, 2014
	(In thousands)
Restructuring	$1,013	$844	$(952)	$(8)	$897
Acquisition transition costs	10	6	(16)	—	—
Restructuring and other charges	$1,023	$850	$(968)	$(8)	$897

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate in three specific business segments: retail, commercial, and service provider. Each business unit is managed by a Senior Vice President/General Manager. We believe this structure enables us to better focus our efforts on our core customer segments and allows us to be more nimble and opportunistic as a company overall. In March 2014, the CEO began temporarily serving as interim General Manager of the retail business unit due to the previous general manager's departure from the Company. The CEO will continue to serve as interim general manager until a replacement is established. The retail business unit is focused on individual consumers and consists of high performance, dependable and easy-to-use home networking, home video monitoring, storage and digital media products. The commercial business unit is focused on small and medium size businesses and consists of business networking, storage and security solutions that bring enterprise class functionality at an affordable price. The service provider business unit is focused on the service provider market and consists of made-to-order and retail proven, whole home networking hardware and software solutions, as well as 4G LTE hotspots sold to service providers for sale to their subscribers. We conduct business across three geographic regions: Americas, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

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

During the first quarter of 2014, we experienced a 19.1% increase in net revenue compared to the first quarter of 2013. The increase was primarily attributable to sales of our mobile products acquired through our acquisition of AirCard and an increase in sales of our switches. On a geographic basis, net revenue increased in the Americas and APAC regions, primarily driven by sales of our mobile products acquired through our acquisition of AirCard. Net revenues in the EMEA region were relatively flat with the increased sales of our switches offset by the decreased sales of our broadband gateways products. On a segment basis, service provider net revenues increased, largely driven by our mobile products acquired through our acquisition of AirCard, and commercial net revenues increased, primarily due to sales of our switches and network storage products. Retail net revenues decreased, primarily due to decreased sales of home wireless and powerline products, which was mainly driven by channel de-stocking by channel partners in all three geographies.

Looking forward, we expect to see continued success in our commercial business unit driven by sales of our 10Gig switches, PoE switches, storage and wireless products among small and medium size businesses, end users and resellers. We expect to see future revenue growth in the service provider business unit driven by the LTE gateway and home monitoring and automation devices. In addition, we believe the moves to 11ac routers, WiFi extenders and cable modem routers in the US and DSL modem routers in international markets, as well as moves to high end products in home networking, will help us expand the market size in our retail business unit.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations and the percentage change for the three months ended March 30, 2014, with the comparable reporting periods in the preceding year.

	Three Months Ended
	March 30, 2014	% Change	March 31, 2013
	(In thousands, except percentage data)
Net revenue	$349,391	19.1%	$293,399
Cost of revenue	251,466	22.3%	205,662
Gross profit	97,925	11.6%	87,737
Operating expenses:
Research and development	22,181	44.6%	15,338
Sales and marketing	39,911	9.7%	36,389
General and administrative	11,375	(7.7)%	12,327
Restructuring and other charges	842	**	(30)
Litigation reserves, net	117	143.8%	48
Total operating expenses	74,426	16.2%	64,072
Income from operations	23,499	(0.7)%	23,665
Interest income	57	(61.7)%	149
Other income, net	(108)	**	74
Income before income taxes	23,448	(1.8)%	23,888
Provision for income taxes	9,037	5.8%	8,545
Net income	$14,411	(6.1)%	$15,343
 ** Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	March 30, 2014	March 31, 2013
Net revenue	100%	100%
Cost of revenue	72.0%	70.1%
Gross margin	28.0%	29.9%
Operating expenses:
Research and development	6.3%	5.2%
Sales and marketing	11.5%	12.4%
General and administrative	3.3%	4.2%
Restructuring and other charges	0.2%	0.0%
Litigation reserves, net	0.0%	0.0%
Total operating expenses	21.3%	21.8%
Income from operations	6.7%	8.1%
Interest income	0.0%	0.0%
Other income, net	0.0%	0.0%
Income before income taxes	6.7%	8.1%
Provision for income taxes	2.6%	2.9%
Net income	4.1%	5.2%

Three Months Ended March 30, 2014 Compared to Three Months Ended March 31, 2013

Net Revenue

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

Net revenue increased $56.0 million, or 19.1%, to $349.4 million for the three months ended March 30, 2014, from $293.4 million for the three months ended March 31, 2013, primarily attributable to sales of our mobile products acquired through our acquisition of AirCard and an increase in sales of our switches. These increases were partially offset by a decrease in sales of our broadband gateways and accessories. On a geographic basis, we experienced an increase in revenues in the Americas and APAC regions, and a slight decrease in the EMEA region. On an operating segment basis, we experienced an increase in revenues in the commercial and service provider business units, and a decrease in the retail business unit. For discussion of net revenue by geographic region see the section entitled "Net Revenue by Geographic Region." For discussion of net revenue by segment see the section entitled “Segment Information.”

Net Revenue by Geographic Region

	Three Months Ended
	March 30, 2014	% Change	March 31, 2013
	(In thousands, except percentage data)
Americas	$194,779	24.3%	$156,676
Percentage of net revenue	55.7%		53.4%
EMEA	$106,793	(0.3)%	$107,125
Percentage of net revenue	30.6%		36.5%
APAC	$47,819	61.6%	$29,598
Percentage of net revenue	13.7%		10.1%
Total net revenue	$349,391	19.1%	$293,399

The increase in Americas net revenue was primarily attributable to sales of our mobile products acquired through our acquisition of AirCard, broadband gateways and switches, which was partially offset by a decrease in sales of our home wireless products. The EMEA net revenue was relatively flat with the increase in the sales of switches offset by the decrease in the sales of broadband gateways. The increase in APAC net revenue was primarily attributable to increased sales of our mobile products acquired through our acquisition of AirCard, home wireless products and switches, partially offset by a decrease in sales of broadband gateways.

Americas continues to represent the largest percentage of our net revenue, and APAC increased as a percentage of revenue. EMEA net revenue was relatively flat.

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

	Three Months Ended
	March 30, 2014	% Change	March 31, 2013
	(In thousands, except percentage data)
Cost of revenue	$251,466	22.3%	$205,662
Gross margin percentage	28.0%		29.9%

Cost of revenue increased $45.8 million, or 22.3%, to $251.5 million for the three months ended March 30, 2014, from $205.7 million for the three months ended March 31, 2013. The increase was primarily driven by the increase in net revenue. Our gross margin decreased to 28.0% for the three months ended March 30, 2014, from 29.9% for the three months ended March 31, 2013. The decrease in gross margin percentage was primarily attributable to relatively faster growth in revenue from service providers, which generally carries lower gross margins than our other products. Sales to service providers increased as a percentage of net revenue to 43.6% in the three months ended March 30, 2014 compared to 32.8% in the three months ended March 31, 2013, which was primarily attributable to our acquisition of AirCard. Also contributing to the decrease in gross margin was a $3.0 million increase in excess and obsolete inventory charges, primarily due to retail and service provider products.

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

	Three Months Ended
	March 30, 2014	% Change	March 31, 2013
	(In thousands, except percentage data)
Research and development expense	$22,181	44.6%	$15,338
Percentage of net revenue	6.3%		5.2%

Research and development expenses increased $6.8 million, or 44.6%, to $22.2 million for the three months ended March 30, 2014, from $15.3 million for the three months ended March 31, 2013. Additionally, research and development expense increased as a percentage of net revenue to 6.3% for the three months ended March 30, 2014 as compared to 5.2% for the three months ended March 31, 2013. These increases were primarily due to a $5.9 million increase in personnel and facility-related expenses driven by the significant growth in research and development headcount as a result of our acquisitions of AirCard and Arada. Research and development headcount increased by 96 employees to 349 employees at March 30, 2014 compared to 253 employees at March 31, 2013.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization expenses, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended
	March 30, 2014	% Change	March 31, 2013
	(In thousands, except percentage data)
Sales and marketing expense	$39,911	9.7%	$36,389
Percentage of net revenue	11.5%		12.4%

Sales and marketing expense increased $3.5 million, or 9.7%, to $39.9 million for the three months ended March 30, 2014, from $36.4 million for the three months ended March 31, 2013. The increase was due to increases of $1.8 million in amortization of intangible assets related to intangible assets acquired from AirCard, $1.3 million in variable compensation, and $0.5 million in personnel and facility-related expenses. The increase in personnel-related expenses was mainly driven by additional stock-based compensation expense due to the modification of equity awards in connection with the departure of the general manager of the retail business unit. Sales and marketing headcount increased by 15 employees to 380 employees at March 30, 2014 compared to 365 employees at March 31, 2013.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Three Months Ended
	March 30, 2014	% Change	March 31, 2013
	(In thousands, except percentage data)
General and administrative expense	$11,375	(7.7)%	$12,327
Percentage of net revenue	3.3%		4.2%

General and administrative expenses decreased $1.0 million, or 7.7%, to $11.4 million for the three months ended March 30, 2014, from $12.3 million for the three months ended March 31, 2013. The decrease was primarily attributable to a decrease in outside services mainly resulting from a decrease in acquisition and litigation related expenses. General and administrative headcount increased by 13 employees to 145 employees at March 30, 2014 compared to 132 employees at March 31, 2013.

Restructuring and Other Charges

We incurred restructuring and other charges of $0.8 million during the three months ended March 30, 2014, mainly attributable to one-time separation costs related to the departure of the general manager of the retail business unit. For further discussion of restructuring and other charges, refer to Note 15, Restructuring and Other Charges, of the Notes to Unaudited Condensed Consolidated Financial Statements.

Litigation Reserve

We recorded a litigation reserve charge of $117,000 during the three months ended March 30, 2014, as compared to reserve charges of $48,000 in the three months ended March 31, 2013, for estimated costs related to the settlement of various lawsuits. For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Interest Income and Other Income, Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income, net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income, net, for the periods indicated:

	Three Months Ended
	March 30, 2014	% Change	March 31, 2013
	(In thousands, except percentage data)
Interest income	$57	(61.7)%	$149
Other (expense) income, net	(108)	**	74
Total interest income and other income, net	$(51)	**	$223

Interest income decreased $92,000 to $57,000 for the three months ended March 30, 2014 from $149,000 for the three months ended March 31, 2013. The decrease in interest income was primarily attributable to the decrease in our cash balance, attributable to the AirCard and Arada acquisitions in the second quarter of 2013 and repurchase of shares in the fourth quarter of 2013 and the first quarter of 2014.

Other (expense) income, net, decreased $182,000, to $108,000 expense for the three months ended March 30, 2014, as compared to a $74,000 benefit for the three months ended March 31, 2013. The decrease was primarily attributable to foreign currency losses. For details of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The income tax provision for the three months ended March 30, 2014 was $9.0 million or an effective tax rate of 38.5%, compared to the tax provision for the three months ended March 31, 2013 of $8.5 million or an effective tax rate of 35.8%. The increase in the income tax expense and the effective tax rate for the three month period ended March 30, 2014, compared to the same period in the prior year was primarily caused by a decrease in the tax benefit for U.S. research tax credits. The U.S. research tax credit is no longer available after December 31, 2013 due to its expiration. The rate for the three months ended March 30, 2013 also included the tax benefit for the 2012 U.S. federal research credit. On January 2, 2013 the American Taxpayer Relief Act of 2012 reinstated the research credit, retroactive to January 1, 2012. Accordingly, the entire benefit for the 2012 research credit of approximately $734,000  was recognized in the three months ended March 31, 2013.

For the three month periods ended March 30, 2014 and March 31, 2013 a loss was incurred in a jurisdiction where no tax benefit could be recorded. Because the tax benefit could not be recorded, the forecasted earnings from this jurisdiction were excluded from the determination of the tax expense for these periods.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various US and foreign jurisdictions.

Net Income

Net income decreased $0.9 million, or 6.1%, to $14.4 million for the three months ended March 30, 2014, from $15.3 million for the three months ended March 31, 2013. This decrease was primarily due to increases of $10.4 million in operating expenses and $0.5 million in income taxes. These changes were partially offset by an increase in gross profit of $10.2 million, which was attributable to revenue growth.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 12, Segment Information, Operations by Geographic Area and Significant Customers, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended March 30, 2014 with the comparable reporting periods in the preceding year.

Retail

	Three Months Ended
	March 30, 2014	% Change	March 31, 2013
	( in thousands, except percentage data)
Net revenue	$118,232	(6.4)%	$126,322
Percentage of net revenue	33.8%		43.1%
Contribution income	$14,683	(21.1)%	$18,618
Contribution margin	12.4%		14.7%
Net revenue decreased $8.1 million, or 6.4%, to $118.2 million for the three months ended March 30, 2014, from $126.3 million for the three months ended March 31, 2013. The decrease in net revenue was primarily due to decreased sales of home wireless and powerline products, which was mainly driven by channel de-stocking by channel partners in all three geographies. Contribution income decreased $3.9 million, or 21.1%, to $14.7 million for the three months ended March 30, 2014, from $18.6 million for the three months ended March 31, 2013. The decrease in contribution income was primarily due to the revenue decline and an increase in excess and obsolete inventory charges.
Commercial

	Three Months Ended
	March 30, 2014	% Change	March 31, 2013
	(in thousands, except percentage data)
Net revenue	$78,863	11.3%	$70,851
Percentage of net revenue	22.6%		24.1%
Contribution income	$19,540	41.5%	$13,811
Contribution margin	24.8%		19.5%

Net revenue increased $8.0 million, or 11.3%, to $78.9 million for the three months ended March 30, 2014, from $70.9 million for the three months ended March 31, 2013. The increase in net revenue was primarily driven by increased sales of our switches and network storage products, partially offset by decreased sales of our wireless products. Contribution income increased $5.7 million, or 41.5%, to $19.5 million for the three months ended March 30, 2014, from $13.8 million for the three months ended March 31, 2013. The increase in contribution income was primarily attributable to higher gross profit, mainly driven by revenue growth, while operating expenses remained relatively flat.

Service Provider

	Three Months Ended
	March 30, 2014	% Change	March 31, 2013
	( in thousands, except percentage data)
Net revenue	$152,296	58.3%	$96,226
Percentage of net revenue	43.6%		32.8%
Contribution income	$13,519	42.4%	$9,491
Contribution margin	8.9%		9.9%

Net revenue in the service provider business unit increased $56.1 million, or 58.3%, to $152.3 million for the three months ended March 30, 2014, from $96.2 million for the three months ended March 31, 2013. The increase in net revenue was primarily attributable to increased sales of our mobile products as a result of the AirCard acquisition, home wireless, powerline and home security monitoring and automation products, partially offset by a decrease in sales of broadband gateways. Contribution income increased $4.0 million, or 42.4%, to $13.5 million for the three months ended March 30, 2014, from $9.5 million for the three months ended March 31, 2013. The increase in contribution income was primarily due to an increase in gross profit, driven by the increase in net revenues, partially offset by an increase in research and development and sales and marketing costs and an increase in excess and obsolete inventory charges.

Liquidity and Capital Resources
Our cash and cash equivalents balance decreased from $143.0 million as of December 31, 2013 to $129.7 million as of March 30, 2014, mainly attributable to repurchase of shares in the first quarter of 2014. Our short-term investments, which represent the investment of funds available for current operations, increased from $105.1 million as of December 31, 2013 to $110.6 million as of March 30, 2014, as we shifted assets from money market funds to Treasuries with higher returns. Operating activities during the three months ended March 30, 2014 provided cash of $5.6 million, compared to $45.1 million provided in the three months ended March 31, 2013, primarily attributable to the fluctuations of working capital. Investing activities during the three months ended March 30, 2014 used cash of $8.5 million, primarily due to the net purchase of short term investments. During the three months ended March 30, 2014, financing activities used cash of $10.4 million, primarily due to the repurchase of common stock, partially offset by proceeds from the issuance of our common stock upon exercise of stock options and our employee stock purchase program.
Our days sales outstanding ("DSO") increased from 69 days as of December 31, 2013 to 74 days as of March 30, 2014, which returned to a more normal range of DSO.
Our accounts payable decreased from $114.5 million at December 31, 2013 to $96.3 million at March 30, 2014, primarily as a result of timing of payments.
Inventory decreased from $224.5 million at December 31, 2013 to $201.6 million at March 30, 2014. Ending inventory turns increased to 5.0 in the three months ended March 30, 2014 from 4.6 turns in the three months ended December 31, 2013.
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
In October 2008, the Board of Directors authorized management to repurchase up to 6,000,000 shares of our common stock in the open market. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity is at the discretion of management and contingent on a number of factors, including levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the three months ended March 30, 2014, we repurchased and retired approximately 0.5 million shares, or $15.9 million of common stock under this authorization. This leaves approximately

2.3 million shares remaining in our buyback program and we expect to continue to repurchase opportunistically. We did not repurchase any shares during the three months ended March 31, 2013.

In the three months ended March 30, 2014, we repurchased approximately 1,000 shares, or $33,000 of our common stock under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. Similarly, during the three months ended March 31, 2013, we repurchased approximately 8,000 shares, or $0.3 million of our common stock under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no material changes during the three months ended March 30, 2014 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At March 30, 2014, we had approximately $170 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.
As of March 30, 2014, we had $13.9 million of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $2.8 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of March 30, 2014, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Our critical accounting policies have not materially changed during the three months ended March 30, 2014.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 30, 2014, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2014.

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

In addition, we have acquired companies and technologies in the past and as a result, have introduced new product lines in new markets. We may not be able to successfully manage integration of the new product lines with our existing products. Selling new product lines in new markets will require our management to learn different strategies in order to be successful. We may be unsuccessful in launching a newly acquired product line in new markets which requires management of new suppliers, potential new customers and new business models. Our management may not have the experience of selling in these new markets and we may not be able to grow our business as planned. For example, our recent acquisition of the VueZone product line continues to require significant management effort to successfully scale and launch the products worldwide. Similarly, in April 2013, we completed the acquisition of the AirCard product line from Sierra Wireless. If we are unable to effectively and successfully further develop these new product lines, we may not be able to increase or maintain our sales and our gross margins may be adversely affected.

We have experienced delays and quality issues in releasing new products in the past, which resulted in lower quarterly net revenue than expected. In addition, we have experienced, and may in the future experience, product introductions that fall short of our projected rates of market adoption. Online Internet reviews of our products are increasingly becoming a significant factor in the success of our new product launches, especially in the retail business unit. If we are unable to quickly respond to negative reviews, including end user reviews posted on various prominent online retailers, our ability to sell these products will be harmed. Any future delays in product development and introduction, or product introductions that do not meet broad market acceptance, or unsuccessful launches of new product lines could result in:

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

We sell a substantial portion of our products through broadband service providers worldwide. Our service provider business unit has accounted for a significant portion of our growth over the last several fiscal quarters. Our service provider business is increasingly becoming a larger proportion of our business, especially after our recent acquisition of the Sierra Wireless AirCard business. The service provider business is challenging and exceptionally competitive. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from the challenges we have traditionally faced with the other channels. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, rigorous service provider certification processes may delay our sale of new products, or our products ultimately may fail these tests. In either event, we may lose some or all of the amounts we expended in trying to obtain business from the service provider, as well as lose the business opportunity altogether. In addition, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. We have, in exceptional limited circumstances, while still in contract negotiations, shipped products in advance of and subject to agreement on a definitive contract. We do not record revenue from these shipments until a definitive contract exists. There is risk that we do not ultimately close and sign a definitive contract. It this occurs, the timing of revenue recognition is uncertain and our business would be harmed. In addition, we often commence building custom-made products prior to execution of a contract in order to meet the customer's contemplated launch dates and requirements. Service provider products are generally custom-made for a specific customer and may not be salable to other customers or in other channels. If we have pre-built custom-made products but do not come to agreement on a definitive contract, we may be forced to scrap the custom-made products or re-work them at substantial cost and our business would be harmed.

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

Additionally, if there is consolidation among our customer base, certain customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products with those of our competitors and cancellations of orders, each of which would harm our operating results. Consolidation among our service provider customers worldwide may also make it more difficult to grow our service provider business, given the fierce competition for the already limited number of service providers worldwide and the long sales cycles to close deals. For example, in June 2013, Liberty Global, a service provider with operations worldwide, completed its acquisition of Virgin Media Limited, one of our significant customers. Because we have not conducted business with Liberty Global in the past, Virgin Media may be directed by Liberty Global to develop relationships and business with other Liberty Global vendors, many of which are our competitors. Similarly, in July 2013 SoftBank Corp. acquired majority ownership of Sprint Nextel Corp., the parent company of one of our significant customers for AirCard products. In addition, in February 2014, Comcast announced an agreement to acquire Time Warner Cable. If consolidation among our customer base becomes more prevalent, our operating results may be harmed.

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

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. For example, component shortages and disruptions in supply in the past have limited our ability to supply all the worldwide demand for our products, and our revenue was affected. In addition, at times sole suppliers of highly specialized components have provided components that were either defective or did not meet the criteria required by our customers, resulting in delays, lost revenue opportunities and potentially substantial write-offs.

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

Our future success depends in large part upon the continued services of our key technical, sales, marketing, finance and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long term succession plan. As a result, if we suffer the loss of services of any key executive, our long term business results may be harmed. While we believe that we have mitigated some of the business execution and business continuity risk with our recent reorganization into three business units, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel. In addition, because we do not have a formal long term succession plan, we may not be able to have the proper personnel in place to effectively execute our long term business strategy if Mr. Lo or other key personnel retire, resign or are otherwise terminated.

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

*Changes in tax rates, adverse changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

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

We are currently under examination by the Italian Tax Authority (ITA) for the 2004 through 2012 tax years. The ITA examination includes an audit of income, gross receipts and value-added taxes. If we are unsuccessful in defending our tax positions, our profitability will be reduced.

We are also subject to examination by the Internal Revenue Service, or IRS, and other tax authorities, including state revenue agencies and other foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

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

International sales comprise a significant amount of our overall net revenue. International sales were 46% of overall net revenue in the first fiscal quarter of 2014 and 44% in fiscal 2013. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 26, 2014	35,734	$32.64	35,734	2,790,554
January 27, 2014 - February 23, 2014	459,846	$32.04	458,993	2,331,561
February 24, 2014 - March 30, 2014	174	$33.69	—	2,331,561
Total	495,754	$32.09	494,727

1.
On October 21, 2008, the Board of Directors authorized the repurchase of up to 6,000,000 shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the three months ended March 30, 2014, we repurchased and retired approximately 0.5 million shares, or $15.9 million of common stock under this authorization and we did not repurchase any shares during the three months ended March 31, 2013.

2.
We repurchased approximately 1,000 shares, or $33,000 of common stock to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended March 30, 2014.

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

10.1	Change of Control and Severance Agreement dated October 5, 2009 by and between NETGEAR, Inc. and Andrew W. Kim
10.2	Separation Agreement and Mutual Release, dated February 26, 2014, between NETGEAR, Inc. and David S.G. Soares(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 26, 2014 with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant
/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2014

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

10.1	Change of Control and Severance Agreement dated October 5, 2009 by and between NETGEAR, Inc. and Andrew W. Kim
10.2	Separation Agreement and Mutual Release, dated February 26, 2014, between NETGEAR, Inc. and David S.G. Soares(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 26, 2014 with the Securities and Exchange Commission.