Form 10-Q
period 2014-06-29
NETGEAR, INC
filed 2014-08-01
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 29, 2014.
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

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 35,910,400 as of July 25, 2014.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 29, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$146,982	$143,009
Short-term investments	95,747	105,145
Accounts receivable, net	282,900	266,484
Inventories	194,533	224,456
Deferred income taxes	27,019	27,239
Prepaid expenses and other current assets	40,947	33,778
Total current assets	788,128	800,111
Property and equipment, net	28,151	27,194
Intangibles, net	75,180	84,118
Goodwill	155,916	155,916
Other non-current assets	30,617	26,591
Total assets	$1,077,992	$1,093,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,403	$114,531
Accrued employee compensation	19,684	16,551
Other accrued liabilities	128,849	143,218
Deferred revenue	33,381	24,496
Income taxes payable	—	1,287
Total current liabilities	283,317	300,083
Non-current income taxes payable	14,430	13,804
Other non-current liabilities	5,779	6,260
Total liabilities	303,526	320,147
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	36	37
Additional paid-in capital	438,150	421,901
Cumulative other comprehensive income	10	69
Retained earnings	336,270	351,776
Total stockholders’ equity	774,466	773,783
Total liabilities and stockholders’ equity	$1,077,992	$1,093,930
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net revenue	$337,604	$357,719	$686,995	$651,118
Cost of revenue	240,418	254,289	491,884	459,951
Gross profit	97,186	103,430	195,111	191,167
Operating expenses:
Research and development	22,476	23,981	44,657	39,319
Sales and marketing	38,179	40,406	78,090	76,795
General and administrative	11,894	12,319	23,269	24,646
Restructuring and other charges	(12)	1,587	830	1,557
Litigation reserves, net	68	3,555	185	3,603
Total operating expenses	72,605	81,848	147,031	145,920
Income from operations	24,581	21,582	48,080	45,247
Interest income	49	95	106	244
Other expense, net	(227)	(548)	(335)	(474)
Income before income taxes	24,403	21,129	47,851	45,017
Provision for income taxes	9,698	7,144	18,735	15,689
Net income	$14,705	$13,985	$29,116	$29,328
Net income per share:
Basic	$0.41	$0.36	$0.80	$0.76
Diluted	$0.40	$0.36	$0.79	$0.75
Weighted average shares outstanding used to compute net income per share:
Basic	36,139	38,539	36,381	38,493
Diluted	36,808	39,074	37,052	39,077
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income	$14,705	$13,985	$29,116	$29,328
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	132	(82)	(73)	69
Unrealized gain (loss) on available-for-sale securities	16	(15)	23	(41)
Other comprehensive income (loss), before tax	148	(97)	(50)	28
Tax (expense) benefit related to items of other comprehensive income	(6)	6	(9)	16
Other comprehensive income (loss), net of tax	142	(91)	(59)	44
Comprehensive income	$14,847	$13,894	$29,057	$29,372
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$29,116	$29,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,399	14,329
Purchase premium amortization/discount accretion on investments, net	69	621
Non-cash stock-based compensation	10,064	7,981
Income tax (benefit) expense associated with stock option exercises	(302)	514
Excess tax benefit from stock-based compensation	(294)	(569)
Deferred income taxes	(244)	(2,178)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(16,416)	(32,469)
Inventories	29,924	(7,095)
Prepaid expenses and other assets	(10,972)	(12,240)
Accounts payable	(13,128)	51,255
Accrued employee compensation	3,133	(2,063)
Other accrued liabilities	(13,767)	4,823
Deferred revenue	8,795	6,072
Income taxes payable	(661)	(2,146)
Net cash provided by operating activities	42,716	56,163
Cash flows from investing activities:
Purchases of short-term investments	(84,936)	(98,327)
Proceeds from sales and maturities of short-term investments	94,500	184,341
Purchase of property and equipment	(9,418)	(7,759)
Payments for patents	—	(275)
Proceeds from sale of cost method investment	—	3,890
Payments made in connection with business acquisitions	(1,050)	(144,815)
Net cash used in investing activities	(904)	(62,945)
Cash flows from financing activities:
Purchase and retirement of treasury stock	(44,622)	(483)
Proceeds from exercise of stock options	5,161	3,545
Proceeds from issuance of common stock under employee stock purchase plan	1,328	1,053
Excess tax benefit from stock-based compensation	294	569
Net cash (used in) provided by financing activities	(37,839)	4,684
Net increase (decrease) in cash and cash equivalents	3,973	(2,098)
Cash and cash equivalents, at beginning of period	143,009	149,032
Cash and cash equivalents, at end of period	$146,982	$146,934
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three and six months ended June 29, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.	Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s significant accounting policies have not materially changed during the six months ended June 29, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customer" (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. An entity should apply the amendments in the update either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. ASU 2014-09 is effective for the Company beginning in the first quarter fiscal 2017 with early adoption not permitted. The Company is in the process of evaluating the available transition methods and the impact of this standard on its financial position, results of operations or cash flows.

3.	Business Acquisitions
Arada Systems, Inc.
On June 21, 2013, the Company acquired certain assets and operations of Arada Systems, Inc. (“Arada”), a privately-held company that develops, licenses, and provides solutions for the next generation of uses of Wi-Fi, for a total purchase consideration of $5.3 million in cash. The Company believes the acquisition will bolster its wireless product offerings in its commercial business unit and strengthen its market position in the small to medium size campus wireless LAN market. The Company paid $4.2 million of the aggregate purchase price in the second quarter of 2013, and paid the remaining $1.1 million in the second quarter of 2014.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of Arada have been included in the unaudited condensed consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's unaudited condensed consolidated results of operations is not material.
The allocation of the purchase price was as follows (in thousands):

Property and equipment, net	$15
Intangibles, net	4,040
Goodwill	1,195
Total purchase price	$5,250
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
The allocation of the purchase price was as follows (in thousands):

Inventories	$2,874
Prepaid expenses	9,030
Other current assets	3,226
Property and equipment, net	7,455
Intangibles, net	69,700
Goodwill	53,841
Liabilities assumed	(6,096)
Total purchase price	$140,030
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
The Company acquired $9.5 million in in-process research and development (“IPR&D”) projects. The value was calculated based on the present value of future estimated cash flows discounted at 13.0%, derived from projections of future revenues attributable to the assets, expected economic life of the assets, and royalty rates. The IPR&D acquired is considered indefinite lived intangible assets until research and development efforts associated with the projects are completed or abandoned. The most significant of the acquired IPR&D projects relate to multimode LTE technologies, Mobile Hot Spot, USB dongle, and Module form factors. During the second quarter of 2014, the Company completed the remaining $0.1 million in IPR&D projects. As of June 29, 2014, $7.5 million of the acquired IPR&D has reached technical feasibility and was reclassified to definite-lived intangibles and with an estimated useful life of four years. In addition, the Company recorded an impairment charge of $2.0 million in the third quarter of 2013, related to the abandonment of certain IPR&D projects acquired.
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
The unaudited pro forma financial information is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(in millions)
Revenue	$358	$696
Net income	$16	$31

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Balance Sheet Components (in thousands)

Available-For-Sale Short-Term Investments

	As of
	June 29, 2014				December 31, 2013
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$94,945	$29	$—	$94,974	$104,595	$7	$(1)	$104,601
Certificates of Deposits	177	—	—	177	159	—	—	159
Total	$95,122	$29	$—	$95,151	$104,754	$7	$(1)	$104,760

The Company’s short-term investments are primarily comprised of marketable securities that are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the short-term investments have unrealized losses greater than twelve months.

Cost Method Investments

As of June 29, 2014 and December 31, 2013, the carrying value of the Company's cost method investments was $1.3 million. These investments are included in other non-current assets in the unaudited condensed consolidated balance sheets and are carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. There were no impairments recognized in the three and six months ended June 29, 2014 and June 30, 2013. Realized gains and losses on these investments are reported in other expense, net in the unaudited condensed consolidated statements of operations.

Accounts receivable, net

	As of
	June 29, 2014	December 31, 2013
Gross accounts receivable	$303,980	$289,479
Allowance for doubtful accounts	(1,255)	(1,255)
Allowance for sales returns	(17,056)	(17,467)
Allowance for price protection	(2,769)	(4,273)
Total allowances	(21,080)	(22,995)
Total accounts receivable, net	$282,900	$266,484

Inventories

	As of
	June 29, 2014	December 31, 2013
Raw materials	$4,795	$8,676
Work in process	3,758	6,233
Finished goods	185,980	209,547
Total inventories	$194,533	$224,456

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	June 29, 2014	December 31, 2013
Computer equipment	$8,916	$8,527
Furniture, fixtures and leasehold improvements	16,769	14,019
Software	27,988	25,722
Machinery and equipment	54,663	50,656
Construction in progress	18	21
Total property and equipment, gross	108,354	98,945
Accumulated depreciation and amortization	(80,203)	(71,751)
Total property and equipment, net	$28,151	$27,194

Depreciation and amortization expense pertaining to property and equipment was $4.2 million and $8.5 million for the three and six months ended June 29, 2014, respectively, and $4.4 million and $7.8 million for the three and six months ended June 30, 2013, respectively.

Intangibles, net

The following tables present details of the Company’s purchased intangible assets:

	Gross	Accumulated Amortization	Net
June 29, 2014
Technology	$61,099	$(34,460)	$26,639
Customer contracts and relationships	56,500	(12,663)	43,837
Other	10,545	(5,841)	4,704
Total intangibles, net	$128,144	$(52,964)	$75,180

	Gross	Accumulated Amortization	Net
December 31, 2013
Technology	$60,999	$(29,593)	$31,406
Customer contracts and relationships	56,500	(9,120)	47,380
Other	10,545	(5,313)	5,232
Finite-lived intangibles, net	128,044	(44,026)	84,018
Indefinite-lived intangibles	100	—	100
Total intangibles, net	$128,144	$(44,026)	$84,118

Amortization of purchased intangible assets was $4.4 million and $8.9 million for the three and six months ended June 29, 2014, respectively, and $5.0 million and $6.5 million for the three and six months ended June 30, 2013, respectively.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows:

Year Ending December 31	Amount
2014 (remaining six months)	$8,950
2015	17,283
2016	16,921
2017	11,386
2018	7,871
Thereafter	12,769
Total expected amortization expense	$75,180

Goodwill

The changes in the carrying amount of goodwill during the six months ended June 29, 2014 are as follows:

	Retail	Commercial	Service Provider	Total
Goodwill at December 31, 2013	$45,441	$36,279	$74,196	$155,916
Goodwill acquired during the period	—	—	—	—
Goodwill at June 29, 2014	$45,441	$36,279	$74,196	$155,916

There were no impairments to goodwill during the three and six months ended June 29, 2014 and June 30, 2013.

Other non-current assets

	As of
	June 29, 2014	December 31, 2013
Non-current deferred income taxes	$20,700	$20,235
Cost method investment	1,322	1,322
Other	8,595	5,034
Total other non-current assets	$30,617	$26,591

Other accrued liabilities

	As of
	June 29, 2014	December 31, 2013
Sales and marketing programs	$45,108	$47,941
Warranty obligation	41,934	48,754
Freight	6,035	5,790
Other	35,772	40,733
Total other accrued liabilities	$128,849	$143,218

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Product Warranties
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
Changes in the Company’s warranty liability, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Six Months Ended
	June 29, 2014	June 30, 2013
Balance as of beginning of the period	$48,754	$46,659
Provision for warranty liability made during the period	27,455	33,586
Settlements made during the period	(34,275)	(34,070)
Balance at end of period	$41,934	$46,175

6.	Derivative Financial Instruments

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

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, immateriality, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheet at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of its designated hedges are adjusted to fair value through earnings in other expense, net in the unaudited condensed consolidated statement of operations.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheet to which they were recorded as of June 29, 2014, and December 31, 2013, are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at June 29, 2014	Balance Sheet Location	Fair Value at December 31, 2013
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$254	Prepaid expenses and other current assets	$842
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	30	Prepaid expenses and other current assets	63
Total		$284		$905

Derivative Liabilities	Balance Sheet Location	Fair Value at June 29, 2014	Balance Sheet Location	Fair Value at December 31, 2013
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$1,072	Other accrued liabilities	$368
Derivative liabilities designated as hedging instruments	Other accrued liabilities	70	Other accrued liabilities	13
Total		$1,142		$381

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

The following tables set forth the offsetting of derivative assets as of June 29, 2014 and December 31, 2013 (in thousands):

As of June 29, 2014				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$—	$—	$—	$—	$—	$—
Wells Fargo Bank	284	—	284	(284)	—	—
Total	$284	$—	$284	$(284)	$—	$—

As of December 31, 2013				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$905	$—	$905	$(287)	$—	$618
Wells Fargo Bank	—	—	—	—	—	—
Total	$905	$—	$905	$(287)	$—	$618

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative liabilities as of June 29, 2014 and December 31, 2013 (in thousands):

As of June 29, 2014				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$435	$—	$435	$—	$—	$435
Wells Fargo Bank	707	—	707	(284)	—	423
Total	$1,142	$—	$1,142	$(284)	$—	$858

As of December 31, 2013				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$287	$—	$287	$(287)	$—	$—
Wells Fargo Bank	94	—	94	—	—	94
Total	$381	$—	$381	$(287)	$—	$94

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended June 29, 2014, and June 30, 2013.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three and six months ended June 29, 2014, and June 30, 2013, are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended June 29, 2014
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(7)	Net revenue	$(116)	Other expense, net	$(39)
Foreign currency forward contracts	—	Cost of revenue	6	Other expense, net	—
Foreign currency forward contracts	—	Operating expenses	(29)	Other expense, net	—
Total	$(7)		$(139)		$(39)

Derivatives Designated as Hedging Instruments	Six Months Ended June 29, 2014
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(571)	Net revenue	$(541)	Other expense, net	$(66)
Foreign currency forward contracts	—	Cost of revenue	8	Other expense, net	—
Foreign currency forward contracts	—	Operating expenses	35	Other expense, net	—
Total	$(571)		$(498)		$(66)

Derivatives Designated as Hedging Instruments	Three Months Ended June 30, 2013
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$314	Net revenue	$445	Other expense, net	$(26)
Foreign currency forward contracts	—	Cost of revenue	(1)	Other expense, net	—
Foreign currency forward contracts	—	Operating expenses	(48)	Other expense, net	—
Total	$314		$396		$(26)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Six Months Ended June 30, 2013
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$492	Net revenue	$520	Other expense, net	$(48)
Foreign currency forward contracts	—	Cost of revenue	(3)	Other expense, net	—
Foreign currency forward contracts	—	Operating expenses	(94)	Other expense, net	—
Total	$492		$423		$(48)

(a)	Refer to Note 10, Stockholders' Equity, which summarizes the cumulative other comprehensive income activity related to derivatives.

The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the three and six months ended June 29, 2014, and June 30, 2013.

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

The effects of the Company’s derivatives not designated as hedging instruments in other expense, net in the unaudited condensed consolidated statements of operations for the three and six months ended June 29, 2014 and June 30, 2013, are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended June 29, 2014	Six Months Ended June 29, 2014
Foreign currency forward contracts	Other expense, net	$(1,172)	$(1,938)

Derivatives Not Designated as Hedging Instruments	Location of Gains or (Losses) Recognized in Income on Derivative	Amount of Gains or (Losses) Recognized in Income on Derivative
		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Foreign currency forward contracts	Other expense, net	$1,617	$1,885

7.	Net Income Per Share
Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include outstanding equity awards under the employee benefit plans, which are reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount that the

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the estimated tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.
Net income per share for the three and six months ended June 29, 2014, and June 30, 2013, are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income	$14,705	$13,985	$29,116	$29,328
Weighted average shares outstanding:
Basic	36,139	38,539	36,381	38,493
Dilutive potential common shares	669	535	671	584
Total diluted	36,808	39,074	37,052	39,077

Basic net income per share	$0.41	$0.36	$0.80	$0.76
Diluted net income per share	$0.40	$0.36	$0.79	$0.75

Weighted average stock options and unvested restricted stock awards to purchase 2.5 million shares and 2.9 million shares of the Company’s stock for the three months ended June 29, 2014, and June 30, 2013, respectively, and 2.5 million and 2.8 million shares for the six months ended June 29, 2014, and June 30, 2013, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

8.	Income Taxes

The income tax provision for the three and six months ended June 29, 2014 was $9.7 million or an effective tax rate of 39.7% and $18.7 million or an effective tax rate of 39.2%, respectively. The income tax provision for the three and six months ended June 30, 2013 was $7.1 million or an effective tax rate of 33.8% and $15.7 million or an effective tax rate of 34.9%, respectively. The increase in the effective tax rate for the three and six month periods ended June 29, 2014, compared to the same period in the prior year was primarily caused by changes in US tax law related to the research tax credit. On December 31, 2011 provisions allowing for the research tax credit expired. On January 2, 2013 the American Taxpayer Relief Act of 2012 reinstated the research credit, retroactive to January 1, 2012 through December 31, 2013. Accordingly, the entire benefit for the 2012 research credit of approximately $0.7 million was recognized during the six months ended June 30, 2013. Additionally, the Company recorded credits related to 2013 in its tax provision for the three and six month periods. As of June 29, 2014, the research credit has not been reinstated. Accordingly, no tax benefit has been recorded during the three and six month periods ended June 29, 2014. Additionally, during the three and six month periods ended in both 2014 and 2013, the Company has incurred losses in a jurisdiction where no tax benefit could be recorded. Because a tax benefit could not be recorded, the forecasted earnings from this jurisdiction were excluded from the determination of the effective tax rate which results in an increase in the tax rate from foreign earnings. The loss in the three and six months ended June 29, 2014 is relatively higher than the loss incurred during the same periods in the prior year.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At June 29, 2014, the Company had approximately $188 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 29, 2014.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 29, 2014.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have stock options vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of June 29, 2014.

Litigation and Other Legal Matters

The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range as a component of legal expense within litigation reserves, net. The Company monitors developments in these legal matters that could affect the estimate the Company had previously accrued. In relation to such matters, the Company currently believes that

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position within the next twelve months, or the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses.

Northpeak Wireless, LLC v. NETGEAR, Inc.

In October 2008, a lawsuit was filed against the Company and 30 other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court, Northern District of Alabama. Northpeak alleges that the Company's 802.11b compatible products infringe certain claims of U.S. Patent Nos. 4,977,577 ("the '577 Patent") and 5,987,058 ("the '058 Patent"). The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court, Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the USPTO on the asserted patents. The reexaminations of the patents are proceeding. In March 2011, the USPTO confirmed the validity of the asserted claims of the '577 Patent over certain prior art references. In April 2011, the USPTO issued a final office action rejecting both asserted claims of the '058 Patent as being obvious in light of the prior art. In March 2013, the Board of Patent Appeals and Interferences of the USPTO affirmed the rejection of both asserted claims of the '058 Patent. One of the defendants in the case, Intel, recently filed a second petition for reexamination against the ‘577 patent. The USPTO initially rejected all claims of the ‘577 patent under Intel’s petition, and Northpeak responded. Ultimately, the USPTO allowed certain modified claims of the ‘577 patent and issued a reexamination certificate for it. The parties are planning to submit a Case Management Conference statement to the Court by late September 2014. The district court case remains stayed by stipulation, and no trial date has been set. The Company does not expect there to be a material financial impact to the Company because of this litigation matter.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On December 16, 2013, the defendants submitted their appeal brief to the Federal Circuit. Ericsson filed its response brief on February 20, 2014, and the defendants filed their reply brief before on March 24, 2014. The oral arguments before the Federal Circuit took place on June 5, 2014.

The Company accrued and expensed the approximately $3.6 million in damages during the second quarter of 2013 to satisfy the verdict, and as of the end of the second quarter of 2014, had accrued and expensed a total of approximately $4.0 million to cover the aforementioned verdict, prejudgment interest, post-judgment interest, and costs.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Freeny v. NETGEAR, Inc.

On April 29, 2013, the Company and several other companies, including Apple, ASUSTek, Belkin, Buffalo, D-Link, IC Intracom, Ruckus, TP-Link, Vizio, and Western Digital, were sued in separate actions in the Eastern District of Texas by Charles C. Freeny III, Bryan E. Freeny, and James P. Freeny. The complaint alleges that dual-band wireless routers infringe U.S. Patent No. 7,110,744. The patent lists Charles Freeny as the inventor. Mr. Freeny's sons, Charles III and Bryan, now own the '744 patent, as Mr. Freeny is deceased. On June 21, 2013, the Company's answer and counterclaims were timely filed with the Court. The initial status conference was held on August 8, 2013. At the status conference, the Markman hearing was scheduled for August 7, 2014, which has since been scheduled for August 29, 2014, and the trial date was set for April 6, 2015.

On August 2, 2013, the plaintiffs produced its initial infringement contentions to the Company. The Company’s initial disclosures were given to the plaintiffs on September 23, 2013, and, on October 10, 2013, the Company produced initial technical documents, as required by the Court’s local rules. Discovery is ongoing.

The Company, along with Belkin, filed a petition for an inter partes review of the ‘744 patent on April 28, 2014. Belkin, shortly thereafter, settled with the plaintiff, and all defendants other than the Company and Vizio have settled with the plaintiff.

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

On December 12, 2013, the Court refused to dismiss the Company’s antitrust and false advertising suit against ASUS by denying ASUS’s motion, thereby indicating that proceeding with the case would not violate the FCC’s authority. In July 2014, the Company and ASUS entered into a settlement agreement, the terms of which are confidential, but which included an undisclosed amount to be paid by ASUS to the Company, which amount is expected to be collected in the Company’s fiscal third quarter of 2014.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Garnet Digital v. NETGEAR, Inc.

On September 9, 2013, the Company was sued in the Eastern District of Texas by a non-practicing entity named Garnet Digital (“Garnet”) that is based in Texas. There is one asserted patent, U.S. Pat. No. 5,379,421 (the ‘421 patent), which is directed to an interactive terminal for the access of remote database information. Garnet is alleging infringement by the Company by its products or systems, such as the NTV200, that are responsive to output signals from a telephone.

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

In May 2014, the remaining defendants (NETGEAR, Inc., Seagate Technology LLC, DISH Network Corporation, and DISH Network L.L.C. ) agreed with the plaintiff and the Court via stipulation that the defendants will either pay Garnet Digital $50,000 each or $0 each depending on the results of a limited, but case dispositive, summary judgment motion by the defendants. The summary judgment motion concerned one specific claim construction issue for the Court -- can claim 14 of the ‘421 patent be directly infringed by selling a device that has the capability of being coupled to a telephone and television, but that is not sold coupled to a telephone or television? The defendants and plaintiff submitted briefs on this issue to the Court in June of 2014, and the Court held a hearing on the issue on July 17, 2014. On July 23, 2014, the Court ruled in the defendants’ favor on the summary judgment motion and ordered the parties to file a joint motion to dismiss the case within 21 days of this Order.

This litigation matter will not have a material financial impact to the Company.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Penovia to the Company to the patent in suit. The Court dismissed the case with prejudice on April 8, 2014. The settlement did not have a material financial impact to the Company.

Innovative Wireless Solutions LLC v. NETGEAR, Inc.

In November of 2013, Innovative Wireless Solutions filed a new wave of suits targeting 14 wireless router and networking companies, Adtran, Arris, Aruba Networks, Belkin, Buffalo, Engenius Technologies, Fortinet, IC Intracom, Motorola Solutions, SMC Networks, Ubiquiti Networks, Western Digital, and Zoom Telephonics. Previously, in April of 2013, Innovative Wireless had filed 41 suits targeting hotels and restaurant chains over wireless Internet services. The Company was sued on November 6, 2013 in the District of Delaware.

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

The Company filed its answer on January 13, 2014, asserting various affirmative defenses. The initial scheduling conference occurred on May 22, 2014. At the conference, the Court requested that the parties agree on a dispositive motion and trial schedule, including determining the chronological order for the trials of the numerous separate cases filed by the plaintiff. In June 2014, the Company submitted its Rule 26(a) initial disclosures Default Disclosures, as required by the Local Rules. On July 14, 2014, the plaintiff submitted its Initial Identification of Asserted Claims and Accused Products. In total, IWS identified 39 categories of products (spanning 110 separate product models) as allegedly infringing products. Discovery has commenced. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

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

In late April and early May of 2014, the Company submitted its answer and counterclaims to the complaint, moved to transfer the case to the Northern District of California, and moved to dismiss IOdapt’s willful infringement allegations against the Company. In response to the Company’s motion to dismiss, IOdapt amended its complaint to remove the willful infringement allegations. The Company then submitted a revised answer and counterclaims with slight adjustments made to account for IOdapt’s amendments to remove references to willful infringement. Cisco, Belkin, and Buffalo were also recently sued by IOdapt. On June 9, 2014, IOdapt submitted its Opposition to the Company’s Motion to Transfer. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

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

The Company has not yet answered the complaint and has received an extension until August 4, 2014 to do so. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

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

Shortly after filing the complaint against the Company, TQP dismissed the complaint against the Company without prejudice, meaning that it could file the complaint again. This litigation matter did not have a material financial impact to the Company.

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

On June 30, 2014, the Company submitted its answer and counterclaims to Olivistar’s complaint. It is too early to reasonably estimate any financial impact to the Company because of this litigation matter.

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

Environmental Regulation

The European Union (“EU”) enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company's unaudited condensed consolidated results of operations and financial position for the three and six months ended June 29, 2014 and June 30, 2013. The WEEE Directive was recast on July 24, 2012, published on August 13, 2012, and will be implemented by all member states on February 14, 2014. The Company expects no material impact on its consolidated results of operations and financial positions due to this recasting. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company continues to monitor WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance. The Company believes it has met the applicable requirements of current WEEE Legislation and similar legislation in other jurisdictions, to the extent implementation requirements has been published.

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

Common Stock Repurchase Program

On October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6.0 million shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. The Company repurchased 1.3 million shares of common stock at a cost of $43.1 million under this authorization during the six months ended June 29, 2014, which leaves approximately 1.5 million shares remaining in our buyback program. The Company did not repurchase any shares under this authorization during the six months ended June 30, 2013.
The Company repurchased approximately 47,000 shares of common stock at a cost of $1.5 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the six months ended June 29, 2014. Similarly, during the six months ended June 30, 2013, the Company repurchased approximately 13,000 shares of common stock at a cost of $0.5 million under the same program to help facilitate tax withholding for RSUs.
These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cumulative Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income by component, net of tax, as of June 29, 2014 and December 31, 2013 (in thousands):

	Gains and losses on available for sale securities	Gains and losses on derivatives	Total
Beginning balance as of December 31, 2013	$4	$65	$69
Other comprehensive income before reclassifications	14	(571)	(557)
Amounts reclassified from accumulated other comprehensive income	—	498	498
Net current period other comprehensive loss	14	(73)	(59)
Ending balance as of June 29, 2014	$18	$(8)	$10

The following tables provide details about significant amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 29, 2014, and June 30, 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 29, 2014		Six Months Ended June 29, 2014
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$(116)	Net revenue	$(541)	Net revenue
Foreign currency forward contracts	6	Cost of revenue	8	Cost of revenue
Foreign currency forward contracts	(29)	Operating expenses	35	Operating expenses
	(139)	Total before tax	(498)	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$(139)	Total, net of tax	$(498)	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$445	Net revenue	$520	Net revenue
Foreign currency forward contracts	(1)	Cost of revenue	(3)	Cost of revenue
Foreign currency forward contracts	(48)	Operating expenses	(94)	Operating expenses
	396	Total before tax	423	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$396	Total, net of tax	$423	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

11.	Employee Benefit Plans
The Company grants options and restricted stock units from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. Award vesting periods for this plan is generally four years. In June 2014, the Company adopted amendments to the 2006 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2006 plan by an additional 1,500,000 shares. As of June 29, 2014, a total of 2,002,221 shares from 2006 plan were reserved for future grants under the plan. During the second quarter of 2013, the Company's 2003 Stock Plan expired and the remaining unissued 62,791 reserved shares were retired accordingly.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As of June 29, 2014, a total of 261,025 shares were reserved for future grants under the ESPP.
Option Activity
Stock options activity during the six months ended June 29, 2014, was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2013	4,165	$30.11
Granted	389	32.79
Exercised	(218)	23.71
Cancelled	(59)	35.77
Expired	(111)	36.42
Outstanding at June 29, 2014	4,166	$30.45

RSU Activity

RSU activity during the six months ended June 29, 2014, was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2013	731	$29.40
RSUs granted	433	33.11
RSUs vested	(178)	30.05
RSUs cancelled	(31)	29.15
Outstanding at June 29, 2014	955	$30.89

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the weighted average assumptions used to fair value option grants during the three and six months ended June 29, 2014 and June 30, 2013:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Expected life (in years)	4.5	4.5	4.5	4.4
Risk-free interest rate	1.44%	0.67%	1.44%	0.69%
Expected volatility	42.6%	47.3%	42.6%	48.2%
Dividend yield	—	—	—	—

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of revenue	$489	$406	$960	$595
Research and development	1,227	1,135	2,623	1,807
Sales and marketing	1,401	1,310	3,350	2,540
General and administrative	1,817	1,540	3,131	3,039
Total stock-based compensation	$4,934	$4,391	$10,064	$7,981

As of June 29, 2014, $15.3 million of total unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.51 years. Additionally, $20.9 million of total unrecognized compensation cost related to non-vested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 3.05 years.

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

In the first quarter of 2014, the CEO began temporarily serving as interim General Manager of the retail business unit due to the previous general manager's departure from the Company. As of June 29, 2014, the CEO continues to serve as interim general manager and will do so until a replacement is established.

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development expenses,

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

corporate marketing expenses, general and administrative costs, stock-based compensation expenses, amortization of intangibles, acquisition-related integration costs, restructuring costs, litigation reserves and interest income and other expense, net. The Company does not evaluate operating segments using discrete asset information.

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net revenue:
Retail	$110,663	$117,395	$228,895	$243,717
Commercial	75,447	88,446	154,310	159,297
Service provider	151,494	151,878	303,790	248,104
Total net revenue	337,604	357,719	686,995	651,118
Contribution income:
Retail	$14,726	$15,761	$29,409	$34,379
Retail contribution margin	13.3%	13.4%	12.8%	14.1%
Commercial	17,129	20,476	36,669	34,287
Commercial contribution margin	22.7%	23.2%	23.8%	21.5%
Service Provider	15,235	14,090	28,754	23,581
Service Provider contribution margin	10.1%	9.3%	9.5%	9.5%
Total segment contribution income	47,090	50,327	94,832	92,247
Corporate and unallocated costs	(13,128)	(13,558)	(26,884)	(26,024)
Amortization of intangible assets (1)	(4,391)	(4,872)	(8,781)	(6,343)
Stock-based compensation expense	(4,934)	(4,391)	(10,064)	(7,981)
Restructuring and other charges	12	(1,587)	(830)	(1,557)
Acquisition-related expense	—	(214)	(8)	(924)
Impact to cost of sales from acquisition accounting adjustments to inventory	—	(568)	—	(568)
Litigation reserves, net	(68)	(3,555)	(185)	(3,603)
Interest income	49	95	106	244
Other expense, net	(227)	(548)	(335)	(474)
Income before income taxes	$24,403	$21,129	$47,851	$45,017
________________________________

(1)	Amount excludes amortization expense related to patents within purchased intangible assets in costs of revenues.

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

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
United States	$182,222	$196,136	$372,498	$349,849
Americas (excluding U.S.)	5,312	4,712	9,815	7,675
United Kingdom	42,574	41,972	83,774	82,830
EMEA (excluding U.K.)	57,862	66,395	123,455	132,662
APAC	49,634	48,504	97,453	78,102
Total net revenue	$337,604	$357,719	$686,995	$651,118

Property and equipment by geographic location are as follows (in thousands):

	June 29, 2014	December 31, 2013
United States	$10,641	$10,273
Canada	4,236	2,132
Americas (excluding U.S. and Canada)	24	28
EMEA	834	914
China	10,676	11,905
APAC (excluding China)	1,740	1,942
	$28,151	$27,194

No single customer accounted for greater than 10% of net revenue in the three and six months ended June 29, 2014 and June 30, 2013.

13.	Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 29, 2014 (in thousands):

	As of June 29, 2014
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—Money-market funds	$24,343	$24,343	$—	$—
Available-for-sale securities—U.S. Treasuries (1)	94,974	94,974	—	—
Available-for-sale securities—Certificates of Deposit (1)	177	177	—	—
Trading securities - Mutual Funds (1)	596	596	—	—
Foreign currency forward contracts (2)	284	—	284	—
Total assets measured at fair value	$120,374	$120,090	$284	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of June 29, 2014
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$1,142	$—	$1,142	$—
Total liabilities measured at fair value	$1,142	$—	$1,142	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	As of December 31, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$31,295	$31,295	$—	$—
Available-for-sale securities—Treasuries (1)	104,601	104,601	—	—
Available-for-sale securities-Certificates of Deposit (1)	159	159	—	—
Trading securities - Mutual Funds (1)	385	385	—	—
Foreign currency forward contracts (2)	905	—	905	—
Total assets measured at fair value	$137,345	$136,440	$905	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$381	$—	$381	$—
Total liabilities measured at fair value	$381	$—	$381	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

The Company's investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company's foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counter-party credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At June 29, 2014 and December 31, 2013, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

14.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

freight are included in sales and marketing expenses and totaled $2.2 million and $5.0 million for the three and six months ended June 29, 2014, respectively, and $3.0 million and $5.7 million for the three and six months ended June 30, 2013, respectively.

15.	Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in its unaudited condensed consolidated statements of operations.

The Company incurred a credit of $12,000 and an expense of $0.8 million in restructuring and other charges during the three and six months ended June 29 2014, respectively. The restructuring and other charges are mainly attributable to one-time separation costs related to the departure of the general manager of the retail business unit. The Company incurred restructuring and other charges of $1.6 million during the three and six months ended June 30, 2013, $0.2 million of which are restructuring charges related to an office lease exit liability related to the AVAAK acquisition and $1.4 million are transition costs related to the AirCard acquisition. Refer to Note 3, Business Acquisitions for additional information regarding the AirCard and AVAAK acquisitions.

The following tables provide a summary of accrued restructuring and other charges activity for the six months ended June 29, 2014 (in thousands):

	Accrued Restructuring and Other Charges at December 31, 2013	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at June 29, 2014
Restructuring	$1,013	$844	$(1,302)	$(20)	$535
Acquisition transition costs	10	6	(16)	—	—
Restructuring and other charges	$1,023	$850	$(1,318)	$(20)	$535

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the second quarter of 2014, we experienced a 5.6% decrease in net revenue compared to the second quarter of 2013 due to continued difficulty in Europe. On a geographic basis, net revenue increased in the APAC region, primarily driven by sales of our mobile and broadband products. Net revenue decreased in the Americas region, primarily attributable to the decrease in sales of our network storage, home security monitoring and automation, and multimedia products. Net revenue decreased in the EMEA region, primarily attributable to the decrease in sales of our broadband gateways and mobile products. On a segment basis, service provider net revenue was relatively flat with the increased sales of our mobile products offset by the decrease in sales of our home security monitoring and automation products and broadband gateways. Net revenue decreased in the retail business unit, primarily attributable to the decrease in sales of our multimedia products and broadband gateways. Net revenue in the commercial business unit decreased, primarily attributable to the decrease in sales of our network storage products and switches.

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

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations and the percentage change for the three and six months ended June 29, 2014, with the comparable reporting periods in the preceding year.

	Three Months Ended			Six Months Ended
	June 29, 2014	% Change	June 30, 2013	June 29, 2014	% Change	June 30, 2013
	(In thousands, except percentage data)
Net revenue	$337,604	(5.6)%	$357,719	$686,995	5.5%	$651,118
Cost of revenue	240,418	(5.5)%	254,289	491,884	6.9%	459,951
Gross profit	97,186	(6.0)%	103,430	195,111	2.1%	191,167
Operating expenses:
Research and development	22,476	(6.3)%	23,981	44,657	13.6%	39,319
Sales and marketing	38,179	(5.5)%	40,406	78,090	1.7%	76,795
General and administrative	11,894	(3.4)%	12,319	23,269	(5.6)%	24,646
Restructuring and other charges	(12)	**	1,587	830	(46.7)%	1,557
Litigation reserves, net	68	(98.1)%	3,555	185	(94.9)%	3,603
Total operating expenses	72,605	(11.3)%	81,848	147,031	0.8%	145,920
Income from operations	24,581	13.9%	21,582	48,080	6.3%	45,247
Interest income	49	(48.4)%	95	106	(56.6)%	244
Other expense, net	(227)	58.6%	(548)	(335)	29.3%	(474)
Income before income taxes	24,403	15.5%	21,129	47,851	6.3%	45,017
Provision for income taxes	9,698	35.8%	7,144	18,735	19.4%	15,689
Net income	$14,705	5.1%	$13,985	$29,116	(0.7)%	$29,328
 ** Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net revenue	100%	100%	100%	100%
Cost of revenue	71.2%	71.1%	71.6%	70.6%
Gross margin	28.8%	28.9%	28.4%	29.4%
Operating expenses:
Research and development	6.7%	6.7%	6.5%	6.0%
Sales and marketing	11.3%	11.4%	11.4%	11.9%
General and administrative	3.5%	3.4%	3.4%	3.8%
Restructuring and other charges	(0.0)%	0.4%	0.1%	0.2%
Litigation reserves, net	0.0%	1.0%	0.0%	0.6%
Total operating expenses	21.5%	22.9%	21.4%	22.5%
Income from operations	7.3%	6.0%	7.0%	6.9%
Interest income	0.0%	0.1%	0.0%	0.1%
Other expense, net	(0.1)%	(0.2)%	(0.0)%	(0.1)%
Income before income taxes	7.2%	5.9%	7.0%	6.9%
Provision for income taxes	2.8%	2.0%	2.8%	2.4%
Net income	4.4%	3.9%	4.2%	4.5%

Three Months Ended June 29, 2014 Compared to Three Months Ended June 30, 2013

Net Revenue

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

Net revenue decreased $20.1 million, or 5.6%, to $337.6 million for the three months ended June 29, 2014, from $357.7 million for the three months ended June 30, 2013, primarily attributable to the decrease in the sales of our network storage, home security monitoring and automation and broadband gateways products. On a geographic basis, we experienced an increase in revenue in the APAC region, and a decrease in revenues in the Americas and EMEA regions. On an operating segment basis, we experienced a decrease in revenues in the retail and commercial business units, while the service provider business unit was relatively flat. For discussion of net revenue by geographic region see the section entitled "Net Revenue by Geographic Region." For discussion of net revenue by segment see the section entitled “Segment Information.”

Net Revenue by Geographic Region

	Three Months Ended
	June 29, 2014	% Change	June 30, 2013
	(In thousands, except percentage data)
Americas	$187,534	(6.6)%	$200,848
Percentage of net revenue	55.6%		56.1%
EMEA	$100,436	(7.3)%	$108,367
Percentage of net revenue	29.7%		30.3%
APAC	$49,634	2.3%	$48,504
Percentage of net revenue	14.7%		13.6%
Total net revenue	$337,604	(5.6)%	$357,719

The decrease in Americas net revenue was primarily attributable to the decrease in the sales of our network storage, home security monitoring and automation and multimedia products. The decrease in EMEA was primarily attributable to the decrease in the sales of our broadband gateways and mobile products. The increase in APAC net revenue was primarily driven by sales of our mobile products and broadband gateways.

Americas continues to represent the largest percentage of our net revenue, and APAC increased as a percentage of revenue. EMEA net revenue as a percentage of our revenue was relatively flat.

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

	Three Months Ended
	June 29, 2014	% Change	June 30, 2013
	(In thousands, except percentage data)
Cost of revenue	$240,418	(5.5)%	$254,289
Gross margin percentage	28.8%		28.9%

Cost of revenue decreased $13.9 million, or 5.5%, to $240.4 million for the three months ended June 29, 2014, from $254.3 million for the three months ended June 30, 2013. The decrease was primarily attributable to the decrease in net revenue. Our gross margin was 28.8% for the three months ended June 29, 2014, which was consistent with 28.9% for the three months ended June 30, 2013. The impact on gross margin resulting from the relatively faster growth in revenue from service providers, which generally carries lower gross margins than our other products, was offset by $1.6 million decrease in warranty costs. Sales to service providers increased as a percentage of net revenue to 44.9% in the three months ended June 29, 2014, compared to 42.5% in the three months ended June 30, 2013.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes and other consulting fees. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to enhance our ability to introduce innovative and easy-to-use products. In the future, we expect research and development expenses will remain relatively consistent with the prior year as a percentage of revenue. The following table presents research and development expense, for the periods indicated:

	Three Months Ended
	June 29, 2014	% Change	June 30, 2013
	(In thousands, except percentage data)
Research and development expense	$22,476	(6.3)%	$23,981
Percentage of net revenue	6.7%		6.7%

Research and development expenses decreased $1.5 million, or 6.3%, to $22.5 million for the three months ended June 29, 2014, from $24.0 million for the three months ended June 30, 2013. Research and development as a percentage of net revenue was 6.7% for the three months ended June 29, 2014, consistent with the three months ended June 30, 2013. The decrease in research and development expenses was primarily due to a $1.2 million decrease in personnel and facility-related expenses driven by the decrease in headcount. The headcount decreased by 58 employees to 350 employees at June 29, 2014 compared to 408 employees at June 30, 2013, due primarily to our restructuring efforts implemented in the fourth quarter of 2013.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization expenses, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended
	June 29, 2014	% Change	June 30, 2013
	(In thousands, except percentage data)
Sales and marketing expense	$38,179	(5.5)%	$40,406
Percentage of net revenue	11.3%		11.4%

Sales and marketing expense decreased $2.2 million, or 5.5%, to $38.2 million for the three months ended June 29, 2014, from $40.4 million for the three months ended June 30, 2013. The decrease was due to decreases of $0.8 million in amortization of intangible assets, largely related to intangible assets acquired from AirCard as part of the assets were fully amortized in 2013, $0.8 million in freight costs and $0.6 million in projects and outside professional services. Sales and marketing expense as a percentage of net revenue was 11.3% for the three months ended June 29, 2014, which was consistent with 11.4% for the three months ended June 30, 2013. Sales and marketing headcount decreased by 24 employees to 377 employees at June 29, 2014 compared to 401 employees at June 30, 2013.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Three Months Ended
	June 29, 2014	% Change	June 30, 2013
	(In thousands, except percentage data)
General and administrative expense	$11,894	(3.4)%	$12,319
Percentage of net revenue	3.5%		3.4%

General and administrative expenses decreased $0.4 million, or 3.4%, to $11.9 million for the three months ended June 29, 2014, from $12.3 million for the three months ended June 30, 2013. The decrease was primarily due to a decrease of $1.6 million in outside services, mainly related to acquisition and litigation related expenses, partially offset by a $1.3 million increase in personnel-related expenses driven by additional headcount, and an increase of $0.3 million in variable compensation. General and administrative expense as a percentage of net revenue was 3.5% for the three months ended June 29, 2014, which was consistent with 3.4% for the three months ended June 30, 2013. General and administrative headcount increased by 15 employees to 154 employees at June 29, 2014 compared to 139 employees at June 30, 2013.

Restructuring and Other Charges

We incurred a credit of $12,000 in restructuring and other charges during the three months ended June 29, 2014, resulting from the adjustments made to restructuring cost estimates, as compared to an expense of $1.6 million in the three months ended June 30, 2013. The charges incurred in the three months ended June 30, 2013 were due to $1.4 million in transition costs related to the AirCard acquisition and $0.2 million in restructuring charges related to an office lease exit liability related to the AVAAK acquisition. For further discussion of restructuring and other charges, refer to Note 15, Restructuring and Other Charges, of the notes to unaudited condensed consolidated financial statements.

Litigation Reserves, net

We recorded a litigation reserve charge of $68,000 during the three months ended June 29, 2014 for estimated costs related to the settlement of lawsuits, as compared to reserve charges of $3.6 million in the three months ended June 30, 2013 for estimated costs related to the Ericsson judgment. For a detailed discussion of our litigation matters, refer to Note 9, Commitments and

Contingencies, in the notes to unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Interest Income and Other Expense, Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other expense, net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other expense, net, for the periods indicated:

	Three Months Ended
	June 29, 2014	% Change	June 30, 2013
	(In thousands, except percentage data)
Interest income	$49	(48.4)%	$95
Other expense, net	(227)	58.6%	(548)
Total interest income and other expense, net	$(178)	(60.7)%	$(453)

Interest income decreased $46,000 to $49,000 for the three months ended June 29, 2014 from $95,000 for the three months ended June 30, 2013. The decrease in interest income was primarily attributable to the decrease in our cash, cash equivalents and short term investment balance mainly due to the repurchase of common stocks in the fourth quarter of 2013 and the first and second quarter of 2014.

Other expense, net, decreased $0.3 million, to $0.2 million for the three months ended June 29, 2014, as compared to $0.5 million for the three months ended June 30, 2013. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three months ended June 29, 2014. For details of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in the notes to unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The income tax provision for the three months ended June 29, 2014 was $9.7 million or an effective tax rate of 39.7%, compared to the tax provision for the three months ended June 30, 2013 of $7.1 million or an effective tax rate of 33.8%. The increase in the effective tax rate for the three months ended June 29, 2014, compared to the same period in the prior year was primarily caused by changes in US tax law related to the research tax credit. On December 31, 2011 provisions allowing for the research tax credit expired. On January 2, 2013 the American Taxpayer Relief Act of 2012 reinstated the research credit, retroactive to January 1, 2012 through December 31, 2013. Accordingly, we recorded credits related to 2013 in its tax provision for the three months ended June 30, 2013. As of June 29, 2014, the research credit has not been reinstated. Accordingly, no tax benefit has been recorded during the three months ended June 29, 2014. Additionally, during the three months ended June 29, 2014 and June 30, 2013, we have incurred losses in a jurisdiction where no tax benefit could be recorded. Because tax benefit could not be recorded, the forecasted earnings from this jurisdiction were excluded from the determination of the effective tax rate which results in an increase in the tax rate from foreign earnings. The loss in the three months ended June 29, 2014 is relatively higher than the loss incurred during the same period in the prior year.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various US and foreign jurisdictions.

Net Income

Net income increased $0.7 million, or 5.1%, to $14.7 million for the three months ended June 29, 2014, from $14.0 million for the three months ended June 30, 2013. This increase was primarily due to decreases of $9.2 million in operating expenses, primarily attributable to decreases in litigation charges, outside professional services and restructuring charges. These changes were partially offset by a decrease in gross profit of $6.2 million, which was largely attributable to revenue reduction, and an increase of $2.6 million in the provision for income taxes.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 12, Segment Information, Operations by Geographic Area and Significant Customers, in the notes to unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended June 29, 2014 with the comparable reporting periods in the preceding year.

Retail

	Three Months Ended
	June 29, 2014	% Change	June 30, 2013
	( in thousands, except percentage data)
Net revenue	$110,663	(5.7)%	$117,395
Percentage of net revenue	32.8%		32.8%
Contribution income	$14,726	(6.6)%	$15,761
Contribution margin	13.3%		13.4%
Net revenue decreased $6.7 million, or 5.7%, to $110.7 million for the three months ended June 29, 2014, from $117.4 million for the three months ended June 30, 2013. The decrease was primarily due to the decreased sales of our multimedia products and broadband gateways. Contribution income decreased $1.0 million, or 6.6%, to $14.7 million for the three months ended June 29, 2014, from $15.8 million for the three months ended June 30, 2013. The decrease was primarily attributable to decreased gross profit, mainly due to decrease in net revenue, partially offset by a decrease in sales and marketing costs.
Commercial

	Three Months Ended
	June 29, 2014	% Change	June 30, 2013
	(in thousands, except percentage data)
Net revenue	$75,447	(14.7)%	$88,446
Percentage of net revenue	22.3%		24.7%
Contribution income	$17,129	(16.3)%	$20,476
Contribution margin	22.7%		23.2%

Net revenue decreased $13.0 million, or 14.7%, to $75.4 million for the three months ended June 29, 2014, from $88.4 million for the three months ended June 30, 2013. The decrease was primarily attributable to the decreased sales of our network storage products and switches. Contribution income decreased $3.3 million, or 16.3%, to $17.1 million for the three months ended June 29, 2014, from $20.5 million for the three months ended June 30, 2013. This decrease was primarily attributable to a decrease in gross profit, largely driven by the decrease in net revenue while the operating expenses were relatively flat.

Service Provider

	Three Months Ended
	June 29, 2014	% Change	June 30, 2013
	( in thousands, except percentage data)
Net revenue	$151,494	(0.3)%	$151,878
Percentage of net revenue	44.9%		42.5%
Contribution income	$15,235	8.1%	$14,090
Contribution margin	10.1%		9.3%

Net revenue in the service provider business unit decreased $0.4 million, or 0.3%, to $151.5 million for the three months ended June 29, 2014, from $151.9 million for the three months ended June 30, 2013. The increased sales of our mobile products was offset by the decrease in sales of our home security monitoring and automation products and broadband gateways. Contribution income increased $1.1 million, or 8.1%, to $15.2 million for the three months ended June 29, 2014, from $14.1 million for the three months ended June 30, 2013, primarily due to a decrease in research and development costs.

Six Months Ended June 29, 2014 Compared to Six Months Ended June 30, 2013

Net Revenue

Net revenue increased $35.9 million, or 5.5%, to $687.0 million for the six months ended June 29, 2014, from $651.1 million for the six months ended June 30, 2013. The increase in net revenue was primarily driven by increased sales of our mobile products as a result of the AirCard acquisition, partially offset by a decrease in sales of our broadband gateways, network storage, and home security monitoring and automation products. We experienced an increase in revenues in the Americas and APAC regions, and a decrease in EMEA. In addition, our service provider business unit increased year-over-year, while the retail and commercial business units decreased . For discussion of net revenue by geographic region, see the section entitled "Net Revenue by Geographic Region." For discussion of net revenue by segment, see the section entitled “Segment Information.”

Net Revenue by Geographic Region

	Six Months Ended
	June 29, 2014	% Change	June 30, 2013
	(In thousands, except percentage data)
Americas	$382,313	6.9%	$357,524
Percentage of net revenue	55.6%		54.9%
EMEA	$207,229	(3.8)%	$215,492
Percentage of net revenue	30.2%		33.1%
APAC	$97,453	24.8%	$78,102
Percentage of net revenue	14.2%		12.0%
Total net revenue	$686,995	5.5%	$651,118

The increase in Americas net revenue was primarily driven by the increase in sales of our mobile products, partially offset by the decrease in the sales of our home wireless, multimedia, network storage, and home security monitoring and automation products. The decrease in EMEA net revenue was primarily attributable to a decrease in sales of our broadband gateways and mobile products. The increase in APAC was primarily driven by an increase in sales of our mobile and home wireless products.

Americas continues to represent the largest percentage of our net revenue, and APAC increased as a percentage of revenue. EMEA decreased slightly as a percentage of revenue as we continued to see macroeconomic weakness in the European market.

Cost of Revenue and Gross Margin

	Six Months Ended
	June 29, 2014	% Change	June 30, 2013
	(In thousands, except percentage data)
Cost of revenue	$491,884	6.9%	$459,951
Gross margin percentage	28.4%		29.4%

Cost of revenue increased $31.9 million, or 6.9%, to $491.9 million for the six months ended June 29, 2014, from $460.0 million for the six months ended June 30, 2013. The increase was primarily attributable to the increase in net revenue. Our gross margin decreased to 28.4% for the six months ended June 29, 2014, from 29.4% for the six months ended June 30, 2013. The decrease in gross margin percentage was primarily attributable to relatively faster growth in revenue from service providers, which generally carries lower gross margins than our other products. Sales to service providers increased as a percentage of net revenue to 44.2% in the six months ended June 29, 2014, compared to 38.1% in the six months ended June 30, 2013, which was primarily attributable to our acquisition of AirCard. Also contributing to the decrease in gross margin was an increase of $3.7 million in excess and obsolete inventory charges.

Operating Expenses

Research and Development

	Six Months Ended
	June 29, 2014	% Change	June 30, 2013
	(In thousands, except percentage data)
Research and development expense	$44,657	13.6%	$39,319
Percentage of net revenue	6.5%		6.0%

Research and development expenses increased $5.3 million, or 13.6%, to $44.7 million for the six months ended June 29, 2014, from $39.3 million for the six months ended June 30, 2013. Additionally, research and development expenses increased as a percentage of net revenue to 6.5% for the six months ended June 29, 2014, from 6.0% for the six months ended June 30, 2013. These increases were primarily due to a $4.7 million increase in personnel and facility-related expenses driven by the growth in research and development headcount as a result of our acquisitions of AirCard and Arada in the second quarter of 2013. The headcount increased by 96 employees to 349 employees at March 30, 2014 compared to 253 employees at March 31, 2013 and decreased by 58 employees to 350 employees at June 29, 2014 compared to 408 employees at June 30, 2013.

Sales and Marketing

	Six Months Ended
	June 29, 2014	% Change	June 30, 2013
	(In thousands, except percentage data)
Sales and marketing expense	$78,090	1.7%	$76,795
Percentage of net revenue	11.4%		11.9%

Sales and marketing expense increased $1.3 million, or 1.7%, to $78.1 million for the six months ended June 29, 2014, from $76.8 million for the six months ended June 30, 2013. Sales and marketing expense decreased as a percentage of net revenue to 11.4% for the six months ended June 29, 2014, from 11.9% for the six months ended June 30, 2013. The change in sales and marketing expense was primarily due to increases of $0.9 million in amortization of intangible assets acquired from the AirCard acquisition in the second quarter of 2013, $1.0 million in personnel-related expenses, and $0.6 million in variable compensation expenses. These increases were offset by decreases of $0.7 million in projects and outside professional services and $0.7 million in freight.

General and Administrative

	Six Months Ended
	June 29, 2014	% Change	June 30, 2013
	(In thousands, except percentage data)
General and administrative expense	$23,269	(5.6)%	$24,646
Percentage of net revenue	3.4%		3.8%

General and administrative expenses decreased $1.4 million, or 5.6%, to $23.3 million for the six months ended June 29, 2014, from $24.6 million for the six months ended June 30, 2013. The decrease was primarily attributable to a $2.5 million decrease in outside professional services, mainly related to acquisition and litigation related expenses, partially offset by a $1.5 million increase in personnel related expenses driven by additional headcount.

Restructuring and Other Charges

We incurred restructuring and other charges of $0.8 million during the six months ended June 29, 2014, mainly attributable to one-time separation costs related to the departure of the general manager of the retail business unit. We incurred $1.6 million restructuring and other charges in the six months ended June 30, 2013, $1.4 million of which were transition costs related to the AirCard acquisition and $0.2 million are restructuring charges related to an office lease exit liability related to the AVAAK acquisition. For a further discussion of our restructuring expenses, please see Note 15, Restructuring and Other Charges, of the notes to unaudited condensed consolidated financial statements.

Litigation Reserves, net

We recorded litigation reserve charges of $0.2 million during the six months ended June 29, 2014 for estimated costs related to the settlement of lawsuits, as compared to charges of $3.6 million in the six months ended June 30, 2013 for estimated costs related to the Ericsson judgment. For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in the notes to unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Interest Income and Other Expense, Net

	Six Months Ended
	June 29, 2014	% Change	June 30, 2013
	(In thousands, except percentage data)
Interest income	$106	(56.6)%	$244
Other expense, net	(335)	29.3%	(474)
Total interest income and other expense, net	$(229)	0.4%	$(230)

Interest income decreased $0.1 million to $0.1 million for the six months ended June 29, 2014, from $0.2 million for the six months ended June 30, 2013. The decrease in interest income was primarily attributable to the decrease in our cash, cash equivalents and short term investment balance mainly due to the AirCard and Arada acquisitions in the second quarter of 2013 and the repurchase of common stocks in the fourth quarter of 2013 and the first and second quarter of 2014.

Other expense, net, decreased $0.1 million, to $0.3 million for the six months ended June 29, 2014, from $0.5 million for the six months ended June 30, 2013. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three months ended June 29, 2014. For details of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in the notes to unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The income tax provision for the six months ended June 29, 2014 was $18.7 million or an effective tax rate of 39.2%, compared to the tax provision for the six months ended June 30, 2013 of $15.7 million or an effective tax rate of 34.9%. The increase in the effective tax rate for the six months ended June 29, 2014, compared to the same period in the prior year was primarily caused by changes in US tax law related to the research tax credit. On December 31, 2011 provisions in the tax law allowing for the research tax credit expired. On January 2, 2013 the American Taxpayer Relief Act of 2012 reinstated the research credit, retroactive to January 1, 2012 through December 31, 2013. Accordingly, the entire benefit for the 2012 research credit of approximately $0.7 million was recognized during the six months ended June30, 2013. Additionally,we recorded credits related to 2013 in its tax provision for the six months ended June 29, 2013. As of June 29, 2014, the research credit has not been reinstated. Accordingly, no tax benefit has been recorded during the six months ended June 29, 2014. Additionally, during the six months ended June 29, 2014 and June 30, 2013, we have incurred losses in a jurisdiction where no tax benefit could be recorded. Because tax benefit could not be recorded, the forecasted earnings from this jurisdiction were excluded from the determination of the effective tax rate which results in an increase in the tax rate from foreign earnings. The loss in the six months ended June 29, 2014 is relatively higher than the loss incurred during the same period in the prior year.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various US and foreign jurisdictions.

Net Income

Net income decreased $0.2 million, or 0.7%, to $29.1 million for the six months ended June 29, 2014, from $29.3 million for the six months ended June 30, 2013. This decrease was primarily due to increases of $3.0 million in the provision for income taxes, and $1.1 million in operating expenses. These changes were partially offset by an increase of $3.9 million in gross profit, largely driven by revenue growth.

Segment Information

Retail

	Six Months Ended
	June 29, 2014	% Change	June 30, 2013
	( in thousands, except percentage data)
Net revenue	$228,895	(6.1)%	$243,717
Percentage of net revenue	33.3%		38.4%
Contribution income	$29,409	(14.5)%	$34,379
Contribution margin	12.8%		14.1%
Net revenue in the retail business unit decreased $14.8 million, or 6.1%, to $228.9 million for the six months ended June 29, 2014, from $243.7 million for the six months ended June 30, 2013. The decrease was primarily due to decreased sales of our multimedia, home wireless, and home security monitoring and automation products. Contribution income decreased $5.0 million, or 14.5%, to $29.4 million for the six months ended June 29, 2014, from $34.4 million for the six months ended June 30, 2013. The decrease is primarily due to a decrease in gross profit, largely attributable to revenue reduction and higher excess and obsolete inventory charges, partially offset by a decrease in sales and marketing costs.
Commercial

	Six Months Ended
	June 29, 2014	% Change	June 30, 2013
	(in thousands, except percentage data)
Net revenue	$154,310	(3.1)%	$159,297
Percentage of net revenue	22.5%		24.5%
Contribution income	$36,669	6.9%	$34,287
Contribution margin	23.8%		21.5%
Net revenue in the commercial business unit decreased $5.0 million, or 3.1%, to $154.3 million for the six months ended June 29, 2014, from $159.3 million for the six months ended June 30, 2013. The decrease is primarily attributable to decreased sales of our network storage products and switches. Contribution income increased $2.4 million, or 6.9%, to $36.7 million for the six months ended June 29, 2014, from $34.3 million for the six months ended June 30, 2013. The increase in contribution income was primarily attributable to decreased freight costs in cost of revenues and a decrease in research and development costs.

Service Provider

	Six Months Ended
	June 29, 2014	% Change	June 30, 2013
	( in thousands, except percentage data)
Net revenue	$303,790	22.4%	$248,104
Percentage of net revenue	44.2%		38.1%
Contribution income	$28,754	21.9%	$23,581
Contribution margin	9.5%		9.5%
Net revenue in the service provider business unit increased $55.7 million, to $303.8 million for the six months ended June 29, 2014, from $248.1 million for the six months ended June 30, 2013. The increase is primarily attributable increased sales of our mobile products as a result of the AirCard acquisition, partially offset by a decrease in sales of our broadband gateways. Contribution income increased $5.2 million, or 21.9%, to $28.8 million for the six months ended June 29, 2014, from $23.6 million for the six months ended June 30, 2013. The increase is primarily due to an increase in gross profit, largely attributable to revenue growth, partially offset by increases in research and development costs and sales and marketing costs.

Liquidity and Capital Resources
Our cash and cash equivalents balance increased from $143.0 million as of December 31, 2013 to $147.0 million as of June 29, 2014. Our short-term investments, which represent the investment of funds available for current operations, decreased from $105.1 million as of December 31, 2013 to $95.7 million as of June 29, 2014, resulting from sale of treasuries. Operating activities during the six months ended June 29, 2014 provided cash of $42.7 million, compared to $56.2 million provided in the six months ended June 30, 2013. Investing activities during the six months ended June 29, 2014 used cash of $0.9 million, resulting primarily from final payment of $1.1 million relating to the Arada acquisition and purchases of property and equipment of $9.4 million, partially offset by $9.6 million in proceeds from the sale and maturity of short-term investments. During the six months ended June 29, 2014, financing activities used cash of $37.8 million, primarily due to the repurchase of common stock, partially offset by proceeds from the issuance of common stock upon exercise of stock options and our employee stock purchase program.
Our days sales outstanding ("DSO") increased from 69 days as of December 31, 2013 to 76 days as of June 29, 2014. DSO of 76 days is in the normal range for the second quarter of the year.
Our accounts payable decreased from $114.5 million at December 31, 2013 to $101.4 million at June 29, 2014. The decrease was primarily attributable to timing of payments.
Inventory decreased by $29.9 million from $224.5 million at December 31, 2013 to $194.5 million at June 29, 2014. In the three months ended June 29, 2014 we experienced annualized ending inventory turns of approximately 4.9, slightly up from approximately 4.6 in the three months ended December 31, 2013.
We enter into foreign currency forward-exchange contracts, which typically mature in three to five months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record in the consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our unaudited condensed consolidated statements of operations and in our unaudited condensed consolidated balance sheet. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other expense, net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within cumulative other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.
In October 2008, the Board of Directors authorized management to repurchase up to 6.0 million shares of our common stock in the open market. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity is at the discretion of management and contingent on a number of factors, including levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the six months ended June 29, 2014, we repurchased and retired approximately 1.3 million shares of common stock at a cost of $43.1 million under this authorization. This leaves approximately 1.5 million shares remaining in our buyback program and we expect to continue to repurchase opportunistically. We did not repurchase any shares during the six months ended June 30, 2013.

In the six months ended June 29, 2014, we repurchased approximately 47,000 shares of common stock at a cost of $1.5 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. Similarly, during the six months ended June 30, 2013, we repurchased approximately 13,000 shares of common stock at a cost of $0.5 million under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no material changes during the six months ended June 29, 2014 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At June 29, 2014, we had approximately $188 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.
As of June 29, 2014, we had $14.4 of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $2.8 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of June 29, 2014, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Our critical accounting policies have not materially changed during the six months ended June 29, 2014.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 29, 2014, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, Cisco Systems, the Linksys line of products under Belkin, QNAP Systems, Seagate Technology, SonicWALL, Synology, TRENDnet, WatchGuard and Western Digital. Our principal competitors in the home market for networking devices and television connectivity products include Amped Wireless, Apple, AsusTEK, Belkin, D-Link, the Linksys line of products under Belkin, Roku, TP-Link and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Compal Broadband, Comtrend, D-Link, Hitron, Huawei, Motorola, NetComm Wireless, Novatel Wireless, Pace, Sagem, Scientific Atlanta-a Cisco company, SMC Networks, TechniColor, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Devolo, LEA, AVM and the Hercules brand of Guillemot Corporation in Europe, Corega and Melco in Japan and TP-Link in China. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODM's, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world. In addition, as we expand our product portfolio to include home monitoring cameras and services, we also face competition from incumbents and specialty providers in this space, including Axis Communications, Belkin, D-Link, the Linksys line of products under Belkin, Logitech, Dropcam (recently acquired by Google’s Nest Labs), and Sercomm.

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
*If we fail to overcome the challenges associated with managing and profitably growing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.

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

Additionally, consolidation among our customer base may allow certain customers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, elimination of sales opportunities, replacement of our products with those of our competitors and cancellations of orders, each of which would harm our operating results. Consolidation among our service provider customers worldwide may also make it more difficult to grow our service provider business, given the fierce competition for the already limited number of service providers worldwide and the long sales cycles to close deals. For example, in June 2013, Liberty Global, a service provider with operations worldwide, completed its acquisition of Virgin Media Limited, one of our significant customers. Because we have not conducted business with Liberty Global in the past, Virgin Media may be directed by Liberty Global to develop relationships and business with other Liberty Global vendors, many of which are our competitors. Similarly, in July 2013 SoftBank Corp. acquired majority ownership of Sprint Nextel Corp., the parent company of one of our significant customers for AirCard products. In addition, in February 2014, Comcast announced an agreement to acquire Time Warner Cable. If consolidation among our customer base becomes more prevalent, our operating results may be harmed.

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

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors. A competitor with more extensive product lines and stronger brand identity may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. Our traditional retail customers have faced increased and significant competition from online retailers. If we cannot effectively manage our business amongst our online customers and traditional retail customers, our business would be harmed. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer's Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. In addition, our efforts to realign or consolidate our sales channels may cause temporary disruptions in our product sales and revenue, and these changes may not result in the expected longer-term benefits. For example, in the second quarter of 2014, we undertook a realignment of certain sales channels in Central and Northern Europe, which if ineffective, may adversely affect revenue in future periods.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. For example, in June 2013, a ship carrying containers of our products among its cargo sank, and the shipment was lost. Although covered by insurance, this loss led to delays in delivery and our receipt of payment. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. For example, a port worker strike or other transportation disruption in Long Beach, California, where we have a significant distribution center and where there has been a short-term strike in July 2014 and ongoing labor negotiations, could significantly disrupt our business. Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

*We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could result in material losses.

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

In the past, there have been bankruptcies amongst our customer base, and certain of our customers’ businesses face financial challenges that put them at risk of future bankruptcies. Although any resulting loss has not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. To the degree that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

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

International sales comprise a significant amount of our overall net revenue. International sales were 46% of overall net revenue in the second fiscal quarter of 2014 and 44% in fiscal 2013. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2014 - April 27, 2014	110,515	$32.70	103,723	2,227,838
April 28, 2014 - May 25, 2014	775,641	$32.32	737,043	1,490,795
May 26, 2014 - June 29, 2014	1,081	$32.50	—	1,490,795
Total	887,237	$32.37	840,766

1.
On October 21, 2008, the Board of Directors authorized the repurchase of up to 6.0 million shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the three months ended June 29, 2014, we repurchased and retired approximately 0.8 million shares of common stock at a cost of $27.2 million under this authorization.

2.
We repurchased approximately 46,000 shares, or $1.5 million of common stock to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended June 29, 2014.

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
Amended and Restated 2006 Long-Term Incentive Plan (Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-8 (Registration Statement 333-196579) on June 6, 2014)

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

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant
/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 1, 2014

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
Amended and Restated 2006 Long-Term Incentive Plan (Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-8 (Registration Statement 333-196579) on June 6, 2014)

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

+ Indicates management contract or compensatory plan or arrangement.