Form 10-Q
period 2014-09-28
NETGEAR, INC
filed 2014-11-04
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 28, 2014.
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

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 34,587,014 as of October 28, 2014.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 28, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$141,820	$143,009
Short-term investments	100,828	105,145
Accounts receivable, net	278,568	266,484
Inventories	206,494	224,456
Deferred income taxes	27,895	27,239
Prepaid expenses and other current assets	40,064	33,778
Total current assets	795,669	800,111
Property and equipment, net	27,629	27,194
Intangibles, net	70,705	84,118
Goodwill	155,916	155,916
Other non-current assets	31,399	26,591
Total assets	$1,081,318	$1,093,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,091	$114,531
Accrued employee compensation	20,571	16,551
Other accrued liabilities	133,659	143,218
Deferred revenue	33,937	24,496
Income taxes payable	1,893	1,287
Total current liabilities	282,151	300,083
Non-current income taxes payable	15,173	13,804
Other non-current liabilities	7,441	6,260
Total liabilities	304,765	320,147
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	35	37
Additional paid-in capital	445,649	421,901
Cumulative other comprehensive income	150	69
Retained earnings	330,719	351,776
Total stockholders’ equity	776,553	773,783
Total liabilities and stockholders’ equity	$1,081,318	$1,093,930
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net revenue	$353,338	$361,895	$1,040,333	$1,013,013
Cost of revenue	251,005	260,236	742,889	720,187
Gross profit	102,333	101,659	297,444	292,826
Operating expenses:
Research and development	23,337	23,320	67,994	62,639
Sales and marketing	39,283	39,465	117,373	116,260
General and administrative	11,726	11,930	34,995	36,576
Restructuring and other charges	1,360	400	2,190	1,957
Litigation reserves, net	69	305	254	3,908
Impairment charges	—	2,000	—	2,000
Total operating expenses	75,775	77,420	222,806	223,340
Income from operations	26,558	24,239	74,638	69,486
Interest income	68	71	174	315
Other income, net	2,246	511	1,911	37
Income before income taxes	28,872	24,821	76,723	69,838
Provision for income taxes	8,847	10,364	27,582	26,053
Net income	$20,025	$14,457	$49,141	$43,785
Net income per share:
Basic	$0.56	$0.37	$1.36	$1.14
Diluted	$0.55	$0.37	$1.34	$1.12
Weighted average shares used to compute net income per share:
Basic	35,643	38,700	36,133	38,562
Diluted	36,250	39,198	36,806	39,127
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income	$20,025	$14,457	$49,141	$43,785
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	139	(215)	66	(146)
Unrealized gain (loss) on available-for-sale securities	2	26	25	(15)
Other comprehensive income (loss), before tax	141	(189)	91	(161)
Tax (expense) benefit related to items of other comprehensive income	(1)	(10)	(10)	6
Other comprehensive income (loss), net of tax	140	(199)	81	(155)
Comprehensive income	$20,165	$14,258	$49,222	$43,630
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income	$49,141	$43,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,398	23,745
Purchase premium amortization/discount accretion on investments, net	42	878
Non-cash stock-based compensation	15,226	12,492
Income tax impact associated with stock option exercises	(394)	483
Excess tax benefit from stock-based compensation	(340)	(665)
Impairment charges	—	2,000
Deferred income taxes	(2,133)	(4,381)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(12,084)	(13,951)
Inventories	17,963	(33,499)
Prepaid expenses and other assets	(9,846)	(8,795)
Accounts payable	(22,439)	40,993
Accrued employee compensation	4,021	(1,153)
Other accrued liabilities	(9,196)	8,721
Deferred revenue	9,221	404
Income taxes payable	1,974	1,737
Net cash provided by operating activities	67,554	72,794
Cash flows from investing activities:
Purchases of short-term investments	(105,076)	(128,322)
Proceeds from sales and maturities of short-term investments	109,669	214,341
Purchase of property and equipment	(13,421)	(11,709)
Payments for patents	—	(275)
Proceeds from sale of cost method investment	—	3,890
Payments made in connection with business acquisitions	(1,050)	(147,215)
Net cash used in investing activities	(9,878)	(69,290)
Cash flows from financing activities:
Purchase and retirement of common stock	(68,006)	(486)
Proceeds from exercise of stock options	6,039	5,630
Proceeds from issuance of common stock under employee stock purchase plan	2,762	2,139
Excess tax benefit from stock-based compensation	340	665
Net cash (used in) provided by financing activities	(58,865)	7,948
Net (decrease) increase in cash and cash equivalents	(1,189)	11,452
Cash and cash equivalents, at beginning of period	143,009	149,032
Cash and cash equivalents, at end of period	$141,820	$160,484
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

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
The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2013 has been derived from audited financial statements at such date. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations, comprehensive income and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the nine months ended September 28, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period.

2.	Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s significant accounting policies have not materially changed during the nine months ended September 28, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customer" (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. An entity should apply the amendments in the update either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. ASU 2014-09 is effective for the Company beginning in the first quarter fiscal 2017. Early adoption is not permitted. The Company is in the process of evaluating the available transition methods and the impact of this standard on its financial position, results of operations or cash flows.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Business Acquisitions
Arada Systems, Inc.
On June 21, 2013, the Company acquired certain assets and operations of Arada Systems, Inc. (“Arada”), a privately-held company that develops, licenses, and provides solutions for the next generation of uses of Wi-Fi, for a total purchase consideration of $5.3 million in cash. The Company believes the acquisition will bolster its wireless product offerings in its commercial business unit and strengthen its position in the small to medium-sized campus wireless LAN market. The Company paid $4.2 million of the aggregate purchase price in the second quarter of 2013, and paid the remaining $1.1 million in the second quarter of 2014.
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
The allocation of the purchase price was as follows (in thousands):

Inventories	$2,874
Prepaid expenses and other current assets	12,256
Property and equipment, net	7,455
Intangibles, net	69,700
Goodwill	53,841
Liabilities assumed	(6,096)
Total purchase price	$140,030
In the third quarter of 2013, the Company made an adjustment of $0.5 million to goodwill related to revised inventory estimates.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Of the $53.8 million of goodwill recorded on the acquisition of AirCard, approximately $35.8 million, $53.8 million and $2.3 million is deductible for U.S. federal, U.S. state and Canada income tax purposes, respectively. The goodwill recognized, which was assigned to the Company's service provider business unit, is primarily attributable to expected synergies resulting from the acquisition.
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
The Company acquired $9.5 million in in-process research and development (“IPR&D”) projects. The value was calculated based on the present value of future estimated cash flows discounted at 13.0%, derived from projections of future revenues attributable to the assets, expected economic life of the assets, and royalty rates. IPR&D acquired is considered indefinite lived intangible assets until research and development efforts associated with the projects are completed or abandoned. The most significant of the acquired IPR&D projects relate to multimode LTE technologies, Mobile Hot Spot, USB dongle, and Module form factors. During the third quarter of 2013, the Company recorded an impairment charge of $2.0 million related to the abandonment of certain IPR&D projects previously acquired. As of June 29, 2014, $7.5 million of the acquired IPR&D had reached technical feasibility and was reclassified to definite-lived intangibles and with an estimated useful life of four years.
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
The unaudited pro forma financial information is as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 29, 2013	September 29, 2013
Revenue	$362	$1,058
Net income	$15	$45

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Balance Sheet Components (in thousands)

Available-for-sale short-term investments

	As of
	September 28, 2014				December 31, 2013
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. treasuries	$99,954	$31	$—	$99,985	$104,595	$7	$(1)	$104,601
Certificates of deposits	166	—	—	166	159	—	—	159
Total	$100,120	$31	$—	$100,151	$104,754	$7	$(1)	$104,760

The Company’s short-term investments are primarily comprised of marketable securities that are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the available-for-sale securities have unrealized losses greater than 12 months.

Cost method investments

As of September 28, 2014 and December 31, 2013, the carrying value of the Company's cost method investments was $1.3 million. These investments are included in other non-current assets in the unaudited condensed consolidated balance sheets and are carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. There were no impairments recognized in the three and nine months ended September 28, 2014 and September 29, 2013. Realized gains and losses on these investments are reported in other income, net in the unaudited condensed consolidated statements of operations.

Accounts receivable, net

	As of
	September 28, 2014	December 31, 2013
Gross accounts receivable	$299,216	$289,479
Allowance for doubtful accounts	(1,255)	(1,255)
Allowance for sales returns	(16,867)	(17,467)
Allowance for price protection	(2,526)	(4,273)
Total allowances	(20,648)	(22,995)
Total accounts receivable, net	$278,568	$266,484

Inventories

	As of
	September 28, 2014	December 31, 2013
Raw materials	$3,833	$8,676
Work in process	—	6,233
Finished goods	202,661	209,547
Total inventories	$206,494	$224,456

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

	As of
	September 28, 2014	December 31, 2013
Computer equipment	$9,334	$8,527
Furniture, fixtures and leasehold improvements	17,670	14,019
Software	28,318	25,722
Machinery and equipment	57,038	50,656
Construction in progress	5	21
Total property and equipment, gross	112,365	98,945
Accumulated depreciation and amortization	(84,736)	(71,751)
Total property and equipment, net	$27,629	$27,194

Depreciation and amortization expense pertaining to property and equipment was $4.6 million and $13.1 million for the three and nine months ended September 28, 2014, respectively, and $4.9 million and $12.7 million for the three and nine months ended September 29, 2013, respectively.

Intangibles, net

	Gross	Accumulated Amortization	Net
September 28, 2014
Technology	$61,099	$(36,901)	$24,198
Customer contracts and relationships	56,500	(14,434)	42,066
Other	10,545	(6,104)	4,441
Total intangibles, net	$128,144	$(57,439)	$70,705

	Gross	Accumulated Amortization	Net
December 31, 2013
Technology	$60,999	$(29,593)	$31,406
Customer contracts and relationships	56,500	(9,120)	47,380
Other	10,545	(5,313)	5,232
Finite-lived intangibles, net	128,044	(44,026)	84,018
Indefinite-lived intangible assets	100	—	100
Total intangibles, net	$128,144	$(44,026)	$84,118

Amortization of purchased intangible assets was $4.5 million and $13.4 million for the three and nine months ended September 28, 2014, respectively, and $4.5 million and $11.0 million for the three and nine months ended September 29, 2013, respectively.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows:

Year Ending December 31	Amount
2014 (remaining three months)	$4,475
2015	17,283
2016	16,921
2017	11,386
2018	7,871
Thereafter	12,769
Total expected amortization expense	$70,705

Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 28, 2014 are as follows:

	Retail	Commercial	Service Provider	Total
Goodwill at December 31, 2013	$45,441	$36,279	$74,196	$155,916
Goodwill acquired during the period	—	—	—	—
Goodwill at September 28, 2014	$45,441	$36,279	$74,196	$155,916

There were no impairments to goodwill during the three and nine months ended September 28, 2014 and September 29, 2013.

Other non-current assets

	As of
	September 28, 2014	December 31, 2013
Non-current deferred income taxes	$21,713	$20,235
Cost method investment	1,322	1,322
Other	8,364	5,034
Total other non-current assets	$31,399	$26,591

Other accrued liabilities

	As of
	September 28, 2014	December 31, 2013
Sales and marketing programs	$46,420	$47,941
Warranty obligation	42,752	48,754
Freight	6,873	5,790
Other	37,614	40,733
Total other accrued liabilities	$133,659	$143,218

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Product Warranties
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
Changes in the Company’s warranty liability, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Nine Months Ended
	September 28, 2014	September 29, 2013
Balance as of beginning of the period	$48,754	$46,659
Provision for warranty liability made during the period	44,630	49,570
Settlements made during the period	(50,632)	(50,539)
Balance at end of period	$42,752	$45,690

6.	Derivative Financial Instruments

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

The Company’s foreign currency forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counter-parties of its forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one counter-party. In addition, the derivative contracts typically mature in less than six months and the Company continuously evaluates the credit standing of its counter-party financial institutions. The counter-parties to these arrangements are large, highly rated financial institutions and the Company does not consider non-performance a material risk.

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, materiality, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheet at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of its designated hedges are adjusted to fair value through earnings in other income, net in the unaudited condensed consolidated statement of operations.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheet to which they were recorded as of September 28, 2014 and December 31, 2013 are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at September 28, 2014	Balance Sheet Location	Fair Value at December 31, 2013
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$2,889	Prepaid expenses and other current assets	$842
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	105	Prepaid expenses and other current assets	63
Total		$2,994		$905

Derivative Liabilities	Balance Sheet Location	Fair Value at September 28, 2014	Balance Sheet Location	Fair Value at December 31, 2013
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$520	Other accrued liabilities	$368
Derivative liabilities designated as hedging instruments	Other accrued liabilities	29	Other accrued liabilities	13
Total		$549		$381

For details of the Company’s fair value measurements, see Note 13, Fair Value Measurements.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis in the unaudited condensed consolidated balance sheets.

The following tables set forth the offsetting of derivative assets as of September 28, 2014 and December 31, 2013 (in thousands):

As of September 28, 2014				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$1,484	$—	$1,484	$(156)	$—	$1,328
J.P. Morgan Chase	318	—	318	—	—	318
Wells Fargo	1,192	—	1,192	(393)	—	799
Total	$2,994	$—	$2,994	$(549)	$—	$2,445

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2013				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$905	$—	$905	$(287)	$—	$618
Wells Fargo	—	—	—	—	—	—
Total	$905	$—	$905	$(287)	$—	$618

The following tables set forth the offsetting of derivative liabilities as of September 28, 2014 and December 31, 2013 (in thousands):

As of September 28, 2014				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$156	$—	$156	$(156)	$—	$—
Wells Fargo	393	—	393	(393)	—	—
Total	$549	$—	$549	$(549)	$—	$—

As of December 31, 2013				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$287	$—	$287	$(287)	$—	$—
Wells Fargo	94	—	94	—	—	94
Total	$381	$—	$381	$(287)	$—	$94

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended September 28, 2014 and September 29, 2013.

The effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three and nine months ended September 28, 2014 and September 29, 2013 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended September 28, 2014
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$401	Net revenue	$320	Other income, net	$(41)
Foreign currency forward contracts	—	Cost of revenue	—	Other income, net	—
Foreign currency forward contracts	—	Operating expenses	(58)	Other income, net	—
Total	$401		$262		$(41)

Derivatives Designated as Hedging Instruments	Nine Months Ended September 28, 2014
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(170)	Net revenue	$(221)	Other income, net	$(107)
Foreign currency forward contracts	—	Cost of revenue	8	Other income, net	—
Foreign currency forward contracts	—	Operating expenses	(23)	Other income, net	—
Total	$(170)		$(236)		$(107)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Three Months Ended September 29, 2013
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(173)	Net revenue	$2	Other income, net	$(35)
Foreign currency forward contracts	—	Cost of revenue	(2)	Other income, net	—
Foreign currency forward contracts	—	Operating expenses	42	Other income, net	—
Total	$(173)		$42		$(35)

Derivatives Designated as Hedging Instruments	Nine Months Ended September 29, 2013
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$319	Net revenue	$522	Other income, net	$(83)
Foreign currency forward contracts	—	Cost of revenue	(5)	Other income, net	—
Foreign currency forward contracts	—	Operating expenses	(52)	Other income, net	—
Total	$319		$465		$(83)

(a)	Refer to Note 10, Stockholders' Equity, which summarizes the cumulative other comprehensive income activity related to derivatives.

The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the three and nine months ended September 28, 2014 and September 29, 2013.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities that may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about 15 non-designated derivatives per quarter. The average size of its non-designated hedges is about $2 million USD equivalent and these hedges range from one to five months in duration.

The effects of the Company’s non-designated hedged included in other income, net in the unaudited condensed consolidated statements of operations for the three and nine months ended September 28, 2014 and September 29, 2013 are as follows (in thousands):

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Amount of Gains (Losses) Recognized in Income
		Three Months Ended September 28, 2014	Nine Months Ended September 28, 2014
Foreign currency forward contracts	Other income, net	$3,567	$1,629

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Amount of Gains (Losses) Recognized in Income
		Three Months Ended September 29,2013	Nine Months Ended September 29, 2013
Foreign currency forward contracts	Other income, net	$(1,421)	$464

7.	Net Income Per Share
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
Net income per share for the three and nine months ended September 28, 2014 and September 29, 2013 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income	$20,025	$14,457	$49,141	$43,785
Weighted average shares:
Basic	35,643	38,700	36,133	38,562
Dilutive potential common shares	607	498	673	565
Total diluted	36,250	39,198	36,806	39,127

Basic net income per share	$0.56	$0.37	$1.36	$1.14
Diluted net income per share	$0.55	$0.37	$1.34	$1.12

Weighted average stock options and unvested restricted stock awards to purchase 2.8 million shares and 3.0 million shares of the Company’s stock for the three months ended September 28, 2014 and September 29, 2013, respectively, and 2.6 million and 2.8 million shares for the nine months ended September 28, 2014 and September 29, 2013, respectively, were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

8.	Income Taxes

The income tax provision for the three and nine months ended September 28, 2014 was $8.8 million or an effective tax rate of 30.6% and $27.6 million or an effective tax rate of 36.0%, respectively. The income tax provision for the three and nine months ended September 29, 2013 was $10.4 million or an effective tax rate of 41.8% and $26.1 million or an effective tax rate of 37.3%, respectively. The decrease in the effective tax rate for the three and nine month periods ended September 28, 2014 compared to the same periods in the prior year was primarily caused by an increase in earnings in jurisdictions with tax rates lower than the U.S. statutory rate. The improved earnings in these jurisdictions resulted in a decrease in the forecasted effective tax rate compared to the same period of the prior year. Accordingly, the three months ended September 28, 2014 includes a tax benefit for the reduction in the forecasted rate on cumulative earnings. During the three and nine month periods ended September 29, 2013, the Company

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

incurred losses in a jurisdiction where no tax benefit could be recorded. As a result, the forecasted earnings from this jurisdiction were excluded from the determination of the effective tax rate. The exclusion of these losses increased the effective tax rate for the three and nine months ended September 29, 2013.

The decrease in the effective tax rate for the three and nine month periods ended September 28, 2014, compared to the same periods in the prior year was partially offset by changes in U.S. tax law related to the research tax credit. On December 31, 2011, provisions allowing for the research tax credit expired. On January 2, 2013, the American Taxpayer Relief Act of 2012 reinstated the research credit, retroactive to January 1, 2012 through December 31, 2013. Accordingly, the entire benefit for the 2012 research credit of approximately $0.7 million was recognized during the nine months ended September 29, 2013. Additionally, the Company recorded credits related to 2013 in its tax provision for the three and nine month periods. As of September 28, 2014, the research credit has not been reinstated. Accordingly, no tax benefit has been recorded during the three and nine month periods ended September 28, 2014.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next twelve months is approximately $0.8 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At September 28, 2014, the Company had approximately $193 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 28, 2014.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 28, 2014.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have stock options vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of September 28, 2014.

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

Northpeak Wireless, LLC v. NETGEAR, Inc.

In October 2008, a lawsuit was filed against the Company and 30 other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court, Northern District of Alabama. Northpeak alleges that the Company's 802.11b compatible products infringe certain claims of U.S. Patent Nos. 4,977,577 (the “‘577 Patent”) and 5,987,058 (the “‘058 Patent”). The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court, Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the United States Patent and Trademark Office (“USPTO”) on the asserted patents. The reexaminations of the patents are proceeding. In March 2011, the USPTO confirmed the validity of the asserted claims of the ‘577 Patent over certain prior art references. In April 2011, the USPTO issued a final office action rejecting both asserted claims of the ‘058 Patent as being obvious in light of the prior art. In March 2013, the Board of Patent Appeals and Interferences of the USPTO affirmed the rejection of both asserted claims of the '058 Patent. One of the defendants in the case, Intel Corporation (“Intel”), recently filed a second petition for reexamination against the ‘577 Patent. The USPTO initially rejected all claims of the ‘577 Patent under Intel’s petition, and Northpeak responded. Ultimately, the USPTO allowed certain modified claims of the ‘577 Patent and issued a reexamination certificate for it. The parties and Court have agreed that the parties will submit a Case Management Conference statement to the Court by November 24, 2014. The District Court case remains stayed by stipulation, and no trial date has been set. The Company does not expect there to be a material financial impact to the Company resulting from this litigation matter.

Ericsson v. NETGEAR, Inc.

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson (collectively “Ericsson”) filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516 (the “‘516 Patent”); 6,330,435 (the “‘435 Patent”); 6,424,625 (the “‘625 Patent”); 6,519,223 (the “‘223 Patent”); 6,772,215 (the “‘215 Patent”); 5,987,019 (the “‘019 Patent”); 6,466,568 (the “‘568 Patent”); and 5,771,468 (the “'468 Patent"). Ericsson generally alleges that the Company and the

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

other defendants have infringed and continue to infringe the Ericsson patents through the defendants' IEEE 802.11-compliant products. In addition, Ericsson alleged that the Company infringed the claimed methods and apparatuses of the '468 Patent through the Company's PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On March 1, 2011, the defendants filed a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On March 21, 2011, Ericsson filed its opposition to the motion, and on April 1, 2011, defendants filed their reply to Ericsson's opposition to the motion to transfer. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on Jun 9, 2011, the Court set a Markman (claim construction) hearing for June 28, 2012 and trial for June 3, 2013. On June 14, 2011, Ericsson submitted its infringement contentions against the Company. On September 29, 2011, the Court denied the defendants' motion to transfer venue to the Northern District of California. In advance of the Markman hearing, the parties on March 9, 2012 exchanged proposed constructions of claim terms and on April 9, 2012 filed the Joint Claim Construction Statement with the District Court. On May 8, 2012, Ericsson submitted its opening Markman brief and on June 1, 2012 the defendants submitted their responsive Markman brief. Ericsson's Reply Markman brief was submitted June 15, 2012, and on June 28, 2012 the Markman hearing was held in the Eastern District of Texas. On June 21, 2012, Ericsson dismissed the '468 Patent (“Multi-purpose base station”) with prejudice and gave the Company a covenant not to sue as to products in the marketplace now or in the past. On June 22, 2012, Intel filed its Complaint in Intervention, meaning that Intel became an official defendant in the Ericsson case. The parties thereafter completed fact discovery and exchanged expert reports. During the exchange of the expert reports, Ericsson dropped the '516 Patent (the OFDM “pulse shaping” patent). In addition, Ericsson dropped the '223 Patent (packet discard patent) against all the defendants' products, except for those products that use Intel chips. Thus, Ericsson has now dropped the '468 Patent (wireless base station), the '516 Patent (OFDM pulse shaping), and the '223 Patent (packet discard patent) for all non-Intel products. The five remaining patents are all only asserted against 802.11-compliant products.

At a Court ordered mediation in Dallas on January 15, 2013, the parties did not come to an agreement to settle the litigation. On March 8, 2013, the parties received the Markman Order in response to the claim construction briefing and claim construction hearing.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company accrued and expensed the approximately $3.6 million in damages during the second quarter of 2013 to satisfy the verdict, and as of the end of the third quarter of 2014, had accrued and expensed a total of approximately $4.0 million to cover the aforementioned verdict, prejudgment interest, post-judgment interest and costs.

ReefEdge Networks, LLC v. NETGEAR, Inc.

On September 17, 2012, the Company was sued by ReefEdge Networks, LLC (“ReefEdge”), a non-practicing entity. The Company received an extension from the plaintiff until November 8, 2012 to answer the complaint and answered the complaint on that date.

The complaint alleges that the Company infringes three related patents: 6,633,761 B1; 6,975,864 B2; 7,197,308 B2. In general terms, these asserted patents involve seamlessly handing-off portable wireless devices from one access point to another so as to provide roaming within a wireless network.

The complaint specifically accuses the Company's ProSafe wireless controller of infringing these three patents. On August 15, 2012, ReefEdge filed complaints in Delaware against Aruba Networks Inc., Cisco Systems Inc., Meru Networks Inc. and Ruckus Wireless Inc. alleging infringement of the same three patents. In the second tranche of lawsuits, ReefEdge sued--in addition to the Company--Brocade Communications Systems, Inc., Extreme Networks Inc., ADTRAN, Inc., Alcatel-Lucent Inc., D-Link Systems, Inc., Enterasys Networks, Inc., Motorola Solutions Inc., CDW Corporation, Avaya Inc. and ZyXEL Communications Corporation. During the third quarter of 2013, the Company submitted its initial disclosures to ReefEdge and also produced its core technical documents to ReefEdge. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on April 2, 2014, the Company and ReefEdge settled the lawsuit for a one-time payment from the Company to ReefEdge in return for a fully-paid-up license from ReefEdge to the Company to all of ReefEdge’s currently-held patents. The Court dismissed the case with prejudice on April 14, 2014. The settlement did not have a material financial impact to the Company.

Agenzia Entrate Provincial Revenue Office 1 of Milan v. NETGEAR International, Inc.

In November 2012, the Italian Tax Police began a comprehensive tax audit of NETGEAR International, Inc.’s Italian Branch. The scope of the audit was from 2004 through 2011 and was subsequently expanded to include 2012. The tax audit encompasses Corporate Income Tax (IRES), Regional Business Tax (IRAP) and Value-Added Tax (VAT). In December 2013, an assessment was issued by Inland Revenue Agency, Provincial Head Office No. 1 of Milan-Auditing Department (Milan Tax Office) for the 2004 tax year. All other years remain under audit at this time. In February 2014, we filed a request for settlement proceedings with the Milan Tax Office but the parties were unable to settle the matter. Accordingly in May 2014 we filed with the Provincial Tax Court of Milan (Tax Court) a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2004 year. In September 2014 the first hearing was held with the Tax Court regarding our Request for Suspension of the Tax Assessment and such suspension of payment of tax was granted. Additionally, a subsequent hearing date of November 7, 2014 was established. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Pragmatus Telecom, LLC v. NETGEAR, Inc.

On December 6, 2012, Pragmatus Telecom, LLC (“Pragmatus”), filed a lawsuit against the Company asserting that the Company's use of a system “to provide live chat service over the Internet” infringes U.S. Patent Nos. 6,311,231, 6,668,286 and 7,159,043 ("'231 Patent", "'286 Patent" and "'043 Patent", respectively).

The '231 Patent is entitled "Method and System for Coordinating Data and Voice Communications via Customer Contact,” the '286 Patent is entitled "Method and System for Coordinating Data and Voice Communications via Customer Contact Channel Changing System Over IP" and the '043 Patent is entitled "Method and System for Coordinating Data and Voice Communications via Contact Channel Changing System." The patents very generally allegedly relate to “live chat" services of companies, which can give customers the ability to exchange text messages with a virtual or real customer support person. It appears that most companies named in the various lawsuits by Pragmatus license the “live chat” technology and software from a third-party supplier. A few of these third-party suppliers have been named in some of the over 100 lawsuits filed by Pragmatus in California, Delaware, and the Eastern District of Texas, and two third-party suppliers of text-chat (LivePerson and LogMeIn) have filed declaratory judgment actions on the patents in suit in Delaware.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Freeny v. NETGEAR, Inc.

On April 29, 2013, the Company and several other companies, including Apple Inc. ("Apple"), Asustek Computer Inc., Belkin, Buffalo, D-Link, IC Intracom, Ruckus Wireles Inc., TP-Link, Vizio and Western Digital Corporation, were sued in separate actions in the Eastern District of Texas by Charles C. Freeny III, Bryan E. Freeny and James P. Freeny. The complaint alleges that dual-band wireless routers infringe U.S. Patent No. 7,110,744 (the “‘744 Patent”). The patent lists Charles Freeny as the inventor. Mr. Freeny's sons, Charles III and Bryan, now own the '744 Patent, as Mr. Freeny is deceased. On June 21, 2013, the Company's answer and counterclaims were timely filed with the Court. The initial status conference was held on August 8, 2013. At the status conference, the Markman hearing was scheduled for August 7, 2014, which has since been scheduled for August 29, 2014, and the trial date was set for April 6, 2015.

On August 2, 2013, the plaintiffs produced its initial infringement contentions to the Company. The Company’s initial disclosures were given to the plaintiffs on September 23, 2013, and, on October 10, 2013, the Company produced initial technical documents, as required by the Court’s local rules. Discovery is ongoing.

The Company, along with Belkin, filed a petition for an inter partes review of the ‘744 Patent on April 28, 2014. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on August 19, 2014, the Company and plaintiffs settled the lawsuit. As part of the settlement, in return for dropping of the inter partes review and a one-time payment from the Company to the plaintiffs, the Company received a license and/or covenant not to sue on all of the patents owned by the plaintiffs, including the patent in suit. The Court dismissed the lawsuit with prejudice on August 22, 2014.

The settlement did not have a material financial impact to the Company.

NETGEAR, Inc. v. ASUS

On July 22, 2013, the Company filed a complaint against Asustek Computer, Inc. and ASUS Computer International, Inc collectively “ASUS”) seeking permanent injunctive relief, damages and declaratory relief for false advertising in violation of the Lanham Act, damages for tortious interference with the Company's prospective business relations, injunctive relief for unfair competition in violation of California Business and Professions Code, injunctive relief for false advertising pursuant to California Business and Professions Code, damages and injunctive relief pursuant the Sherman Antitrust Act, and various forms of declaratory relief.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On October 7, 2013, the Company responded to ASUS’s motion to dismiss by arguing that: a) the defendants violated unambiguous FCC regulations, thus, the Company's claims are in harmony, not conflict, with the FCC's regulatory goals; b) the Company’s damages arise not from defendants' private, regulatory dealings with the FCC, but rather from ASUS’s conduct in the marketplace -- a realm regulated not by the FCC but by the courts; c) the Court should be allowed to adjudicate garden variety claims of false advertising, unfair competition and deceptive trade practices that in no way implicate complex regulatory interpretations or policy judgments; and d) the complaint pleads facts in exacting detail.

On December 12, 2013, the Court refused to dismiss the Company’s antitrust and false advertising suit against ASUS by denying ASUS’s motion, thereby indicating that proceeding with the case would not violate the FCC’s authority. In July 2014, the Company and ASUS entered into a settlement agreement, the terms of which are confidential, but which included an undisclosed amount to be paid by ASUS to the Company, which amount was collected in the Company’s fiscal third quarter of 2014.

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

Spansion has asserted six patents related to the manufacture, structure, and operation of flash memory cells, as well as security protection systems for flash memory devices:

• US Patent No. 6,369,416 “Semiconductor Device with Contacts Having a Sloped Profile” (the “‘416 Patent”)
• US Patent No. 6,459,625 “Three Metal Process for Optimizing Layout Density” (the “‘625 Patent”)
• US Patent No. 6,731,536 “Password and Dynamic Protection of Flash Memory Data” (the “‘536 Patent”)
• US Patent No. 6,900,124 “Patterning for Elliptical Vss Contact on Flash Memory” (the “‘124 Patent”)
• US Patent No. 7,018,922 “Patterning for Elongated Vss Contact on Flash Memory” (the “‘922 Patent”)
• US Patent No. 7,151,027 “Method and Device for Reducing Interface Area of a Memory Device” (the “‘027 Patent”)

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Garnet Digital v. NETGEAR, Inc.

On September 9, 2013, the Company was sued in the Eastern District of Texas by a non-practicing entity named Garnet Digital (“Garnet”) that is based in Texas. There is one asserted patent, U.S. Patent No. 5,379,421 (the ‘421 Patent), which is directed to an interactive terminal for the access of remote database information. Garnet is alleging infringement by the Company by its products or systems, such as the NTV200, that are responsive to output signals from a telephone.

The patent has previously been litigated against Apple, Samsung, RIM, and a number of other wireless companies in Eastern Texas and the ITC. Garnet’s lawsuit against the Company is one of multiple cases filed by Garnet in the Eastern District of Texas Other defendants sued by Garnet in the Eastern District of Texas include: Boxee, D-Link Systems, Logitech, Roku, TiVo, DirecTV, DISH Network, Verizon, AT&T, Comcast, Panasonic, Western Digital, Pioneer, Yamaha, Denon, D&M Holdings, Marantz and Onkyo. The Company answered the complaint on December 9, 2013 by asserting various affirmative defenses. In February of 2014, the Court consolidated the Company’s case with the other pending Garnet cases in the Eastern District of Texas.

In May 2014, the remaining defendants (NETGEAR, Inc., Seagate Technology LLC, DISH Network Corporation, and DISH Network L.L.C.) agreed with the plaintiff and the Court via stipulation that the defendants will either pay Garnet $50,000 each or $0 each depending on the results of a limited, but case dispositive, summary judgment motion by the defendants regarding a claim construction issue. The defendants and plaintiff submitted briefs on this issue to the Court in June of 2014, and the Court held a hearing on the issue on July 17, 2014. On July 23, 2014, the Court ruled in the defendants’ favor on the summary judgment motion and ordered the parties to file a joint motion to dismiss the case within 21 days of this Order. On July 30, 2014, the Court issued its Order Dismissing Case, whereby all claims and counterclaims between Garnet Digital and the Company were dismissed with prejudice.

This litigation matter will not have a material financial impact to the Company.

Penovia LLC v. NETGEAR, Inc.

On September 27, 2013, a non-practicing entity named Penovia LLC (“Penovia”) filed suit against the Company in the Eastern District of Texas. Penovia asserts the Company’s wireless routers infringe U.S. Patent No. 5,822,221 (the “’221 Patent”), entitled “Office Machine Monitoring Device.” Penovia’s complaint specifically names the DGN2000 Wireless-N product as an example of an infringing product. Penovia admits in the complaint that the ’221 Patent expired on October 13, 2010, due to a lapse in maintenance fee payments. Consequently, Penovia seeks damages for an approximately three year period of time starting six years before the filing date of the complaint, September 27, 2007, and ending on October 13, 2010. Penovia has asserted the ’221 Patent in 22 cases, all in the Eastern District of Texas. Penovia filed nine cases on May 21, 2013, and filed the remainder on September 27, 2013. The Company filed its answer on November 26, 2013 - asserting various affirmative defenses. On December 23, 2013, the Company received Penovia’s infringement contentions. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on March 28, 2014, the Company and Penovia settled the lawsuit for a one-time payment from the Company to Penovia in return for a fully-paid-up license from Penovia to the Company to the patent in suit. The Court dismissed the case with prejudice on April 8, 2014. The settlement did not have a material financial impact to the Company.

Innovative Wireless Solutions LLC v. NETGEAR, Inc.

In November of 2013, Innovative Wireless Solutions (“Innovative Wireless Solutions”) filed a new wave of suits targeting 14 wireless router and networking companies including Adtran, Arris, Aruba Networks, Belkin, Buffalo, Engenius Technologies, Fortinet, IC Intracom, Motorola Solutions, SMC Networks, Ubiquiti Networks, Western Digital and Zoom Telephonics. Previously, in April of 2013, Innovative Wireless had filed 41 suits targeting hotels and restaurant chains over wireless Internet services. The Company was sued on November 6, 2013 in the District of Delaware.

The three patents-in-suit (5,912,895 entitled “Information network access apparatus and methods for communicating information packets via telephone lines” ( the “‘895 Patent”); 6,327,264 entitled “Information network access apparatus and methods for communicating information packets via telephone lines” (the “’264 Patent”); and 6,587,473 entitled “Information network access apparatus and methods for communicating information packets via telephone lines” (the “‘473 Patent”) originally were part of a portfolio of Nortel Networks’ patents before they were eventually transferred to Innovative Wireless in March 2013.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company filed its answer on January 13, 2014, asserting various affirmative defenses. The initial scheduling conference occurred on May 22, 2014. At the conference, the Court requested that the parties agree on a dispositive motion and trial schedule, including determining the chronological order for the trials of the numerous separate cases filed by the plaintiff. In June 2014, the Company submitted its Rule 26(a) initial disclosures Default Disclosures, as required by the Local Rules. On July 14, 2014, the plaintiff submitted its Initial Identification of Asserted Claims and Accused Products. In total, IWS identified 39 categories of products (spanning 110 separate product models) as allegedly infringing products. On August 7, 2014, the Company filed its First Amended Answer in the lawsuit that added the Affirmative Defenses of License, Estoppel and Laches, and a reasonable and non-discriminatory licensing (RAND) defense. Discovery has commenced. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

IOdapt LLP v. NETGEAR, Inc.

On March 7, 2014, the Company was sued by a non-practicing entity named IOdapt LLP (“Iodapt”) in the United States District Court, Eastern District of Texas, Marshall Division. The alleged infringed patent, 8,402,109 “ entitled “Wireless Router Remote Firmware Upgrade” (the “‘109 Patent”) purportedly covers the remote firmware upgrading of wireless routers. The ‘109 Patent stems from a provisional patent application submitted in Feb. 2005. More particularly, it is a continuation in part of another issued patent, U.S. Patent No. 8,326,936, which in turn, is a continuation of U.S. Patent No. 7,904,518. The Company’s products identified in the complaint as accused products are: AC1900-R7000, N450-WNR2500 and WNDR4720.

In late April and early May of 2014, the Company submitted its answer and counterclaims to the complaint, moved to transfer the case to the Northern District of California, and moved to dismiss IOdapt’s willful infringement allegations against the Company. In response to the Company’s motion to dismiss, IOdapt amended its complaint to remove the willful infringement allegations. The Company then submitted a revised answer and counterclaims with slight adjustments made to account for IOdapt’s amendments to remove references to willful infringement. Cisco, Belkin, and Buffalo were also recently sued by IOdapt. On June 9, 2014, IOdapt submitted its Opposition to the Company’s Motion to Transfer. In July of 2014, IOdapt submitted its preliminary infringement contentions and supplemented them on August 14, 2014. The list of accused products includes the Company’s R8000, R7000, R6700, R6300, R6250, AC1450, R6200, R6100, WNDR4700, WNDR4720, WNDR4500, WNDR4300, WNDR3700, WNDR3400, WPR2000, WNR3500L, WNR2500, WNR2000, WNR2200, WNR2020, JNR3210, WNR1000, and R6050 products.

Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on October 24, 2014, the Company and IOdapt settled the lawsuit for a one-time payment from the Company to IOdapt in return for a fully-paid-up license from IOdapt to the Company to all of IOdapt’s currently-held patents and applications. The settlement did not have a material financial impact to the Company.

SMARTDATA, S.A., v. NETGEAR, Inc.

On April 18, 2014, a non-practicing entity named SMARTDATA, S.A. (“SmartData”) sued the Company in the United States District Court, Northern District of California alleging infringement of U.S. Patent No. 7,158,757, entitled “Modular Computer” (the “‘757 Patent”). SmartData alleges that the Company's various Push2TV products - PTV3000, PTVU1000, PTV2000, and PTV1000 - infringe the '757 Patent. The claims of the '757 Patent generally require three components, and it appears that SmartData is arguing that infringement occurs when the Company’s Push2TV products are combined with a television and computer.

Without payment or other consideration from the Company, on September 3, 2014, SmartData filed the dismissal of the suit against the Company with prejudice, meaning that it can not file the complaint again. This litigation matter will not have a material financial impact to the Company.

TQP Development, LLC v. NETGEAR, Inc.

On April 23, 2014, a non-practicing entity named TQP Development, LLC (“TQP”) sued the Company and a host of other defendants the United States District Court, Eastern District of Texas, Marshall Division alleging infringement of U.S. Patent No. 5,412,730 (the“‘730 Patent”) entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.” There are two claims, one independent and one dependent, and TQP alleges that the Company infringes by using the methods in conjunction with its website(s). The patent expired on May 2, 2012, and about 138 cases have been filed by TQP against defendants on the ‘730 Patent, the majority of which were filed after its expiration.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Shortly after filing the complaint against the Company, TQP dismissed the complaint against the Company without prejudice, meaning that it could file a similar complaint again. This litigation matter did not have a material financial impact to the Company.

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

On June 30, 2014, the Company submitted its answer and counterclaims to Olivistar’s complaint. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Via Vadis v. NETGEAR, Inc.

On August 22, 2014, the Company was sued by Via Vadis, LLC and AC Technologies, S.A. (“Via Vadis”), in the Western District of Texas. The complaint alleges that the Company’s ReadyNAS and Stora products “with built-in BitTorrent software" allegedly infringe three related patents of Via Vadis (U.S. Patent Nos. 7,904,680, RE40,521, and 8,656,125). Via Vadis filed similar complaints against Belkin, Buffalo, Blizzard, D-Link, and Amazon.

By referring to “built-in BitTorrent software,” the Company believes that the complaint is referring to the BitTorrent Sync application, which was released by BitTorrent Inc. in spring of 2014. At a high-level, the application allows file synchronization across multiple devices by storing the underlying files on multiple local devices, rather than on a centralized server. The Company’s ReadyNAS products do not include BitTorrent software when sold. The BitTorrent application is provided as one of a multitude of potential download options, but the software itself is not included on the Company’s devices when shipped. Therefore, the only viable allegation at this point is an indirect infringement allegation. The Company has received an extension until November 10, 2014 to answer the complaint.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

SOTA Semiconductor LLC v. NETGEAR, Inc.

On October 20, 2014, the Company was sued by a non-practicing entity named SOTA Semiconductor LLC. The complaint includes a number of defendants, and alleges that joinder is appropriate because the allegations against all of the defendants are based on each defendant’s incorporation of Marvell Semiconductor, Inc.’s (“Marvell”) chips in their products. Marvell is also a named defendant. Although there are two patents asserted against some of the defendants in the complaint, the Company is only accused on one of the two (U.S. Patent No. 5,991,545, entitled “Microcomputer Having Variable Bit Width Area For Displacement And Circuit For Handling Immediate Data Larger Than Instruction Word”). The allegations are based on the Company’s use of what the complaint describes as “Marvell Thumb Processors”. The complaint alleges that the “infringing devices include without limitation Netgear’s ReadyNAS network attached storage devices model numbers RN10200, RN10211D, RN10222D, RN10223D, RN10400, RN10421D, RN10441D and RN10442D and ReadyNAS Business Rackmount Series network attached storage devices model numbers RN2120, RN21241D, RN21242D, RN21241E, RN21242E, RN21243E and RN21244E.”

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

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

Environmental Regulation

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The European Union (“EU”) enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company's unaudited condensed consolidated results of operations and financial position for the three and nine months ended September 28, 2014 and September 29, 2013. The WEEE Directive was recast on July 24, 2012, published on August 13, 2012, and will be implemented by all member states on February 14, 2014. The Company expects no material impact on its unaudited condensed consolidated results of operations and financial positions due to this recasting. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company continues to monitor WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance. The Company believes it has met the applicable requirements of current WEEE Legislation and similar legislation in other jurisdictions, to the extent implementation requirements has been published.

Additionally, the EU enacted the Restriction of Hazardous Substances Directive (“RoHS Legislation”), the REACH Regulation, Packaging Directive and the Battery Directive. EU RoHS Legislation, along with similar legislation in China, requires manufacturers to ensure certain substances, including polybrominated biphenyls (“PBD”), polybrominated diphenyl ethers (“PBDE”), mercury, cadmium, hexavalent chromium and lead (except for allowed exempted materials and applications), are below specified maximum concentration values in certain products put on the market after July 1, 2006. The RoHS Directive was recast on July 21, 2011 and went into force on January 3, 2013. The Company expects no material impact on its unaudited condensed consolidated results of operations and financial positions due to this recasting. The REACH Regulation requires manufacturers to ensure the published lists of substances of very high concern in certain products are below specified maximum concentration values. The Battery Directive controls use of certain types of battery technology in certain products and requires mandatory marking. The Company believes it has met the requirements of the RoHS Directive Legislation, the REACH Regulation and the Battery Directive Legislation.

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

Common Stock Repurchase Program

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6.0 million shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. The Company repurchased, reported based on trade date, 2.1 million shares of common stock at a cost of $68.6 million under this authorization during the nine months ended September 28, 2014, which leaves approximately 0.7 million shares remaining in the buyback program. As of September 28, 2014, common stock repurchases at a cost of $2.2 million were pending settlement. The Company did not repurchase any shares under this authorization during the nine months ended September 29, 2013. On October 17, 2014, the Company's Board of Directors authorized a program to repurchase up to 3.0 million shares of the Company’s outstanding common stock. This is incremental to the approximate 0.7 million remaining on the Company’s previous share repurchase program.
The Company repurchased, as reported based on trade date, approximately 50,000 shares of common stock at a cost of $1.6 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs") during the nine months ended September 28, 2014. Similarly, during the nine months ended September 29, 2013, the Company repurchased approximately 14,000 shares of common stock at a cost of $0.5 million under the same program to help facilitate tax withholding for RSUs.
These shares were retired upon repurchase. The purchase price for the shares of the Company’s stock repurchased is reflected as a reduction to stockholders’ equity. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
Cumulative Other Comprehensive Income, Net

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component, net of tax, for the nine months ended September 28, 2014 (in thousands):

	Gains and losses on available for sale securities	Gains and losses on derivatives	Total
Beginning balance as of December 31, 2013	$4	$65	$69
Other comprehensive income (loss) before reclassifications	15	(170)	(155)
Amounts reclassified from accumulated other comprehensive income	—	236	236
Net current period other comprehensive income (loss)	15	66	81
Ending balance as of September 28, 2014	$19	$131	$150

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and nine months ended September 28, 2014 and September 29, 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 28, 2014		Nine Months Ended September 28, 2014
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$320	Net revenue	$(221)	Net revenue
Foreign currency forward contracts	—	Cost of revenue	8	Cost of revenue
Foreign currency forward contracts	(58)	Operating expenses	(23)	Operating expenses
	262	Total before tax	(236)	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$262	Total, net of tax	$(236)	Total, net of tax

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 29, 2013		Nine Months Ended September 29, 2013
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$2	Net revenue	$522	Net revenue
Foreign currency forward contracts	(2)	Cost of revenue	(5)	Cost of revenue
Foreign currency forward contracts	42	Operating expenses	(52)	Operating expenses
	42	Total before tax	465	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$42	Total, net of tax	$465	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

11.	Employee Benefit Plans
The Company grants options and RSUs from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. Award vesting periods for this plan is generally four years. As of September 28, 2014, a total of approximately 2.0 million shares from this plan were reserved for future grants.
Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As of September 28, 2014, a total of approximately 0.2 million shares were reserved for future grants under the ESPP.
Option Activity
Stock option activity during the nine months ended September 28, 2014 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2013	4,165	$30.11
Granted	389	32.79
Exercised	(255)	23.67
Cancelled	(67)	35.43
Expired	(129)	36.58
Outstanding at September 28, 2014	4,103	$30.47

RSU Activity

RSU activity during the nine months ended September 28, 2014 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2013	731	$29.40
RSUs granted	445	33.14
RSUs vested	(188)	30.17
RSUs cancelled	(44)	29.34
Outstanding at September 28, 2014	944	$30.92

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following table sets forth the weighted average assumptions used to estimate the fair value of option grants during the three and nine months ended September 28, 2014 and September 29, 2013:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Expected life (in years)	N/A	4.4	4.5	4.4
Risk-free interest rate	N/A	1.14%	1.44%	0.71%
Expected volatility	N/A	46.4%	42.6%	48.1%
Dividend yield	N/A	—	—	—
The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cost of revenue	$573	$479	$1,533	$1,074
Research and development	1,255	1,047	3,878	2,854
Sales and marketing	1,409	1,331	4,759	3,871
General and administrative	1,925	1,654	5,056	4,693
Total stock-based compensation	$5,162	$4,511	$15,226	$12,492

As of September 28, 2014, $13.2 million of unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.39 years. Additionally, $18.9 million of unrecognized compensation cost related to unvested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.82 years.

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

In the first quarter of 2014, the CEO began temporarily serving as interim General Manager of the retail business unit due to the previous general manager's departure from the Company. As of September 28, 2014, the CEO continues to serve as interim general manager and will do so until a replacement is established.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, restructuring and other charges, acquisition-related expense, impact to cost of sales from acquisition accounting adjustments to inventory, litigation reserves, net, impairment charges, and interest and other income, net. The Company does not evaluate operating segments using discrete asset information.

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net revenue:
Retail	$131,341	$130,301	$360,236	$374,018
Commercial	71,974	76,957	226,284	236,254
Service provider	150,023	154,637	453,813	402,741
Total net revenue	353,338	361,895	1,040,333	1,013,013
Contribution income:
Retail	$21,813	$19,317	$51,222	$53,696
Retail contribution margin	16.6%	14.8%	14.2%	14.4%
Commercial	15,112	16,903	51,781	51,190
Commercial contribution margin	21.0%	22.0%	22.9%	21.7%
Service Provider	14,164	12,474	42,918	36,055
Service Provider contribution margin	9.4%	8.1%	9.5%	9.0%
Total segment contribution income	51,089	48,694	145,921	140,941
Corporate and unallocated costs	(13,544)	(12,800)	(40,428)	(38,824)
Amortization of intangibles (1)	(4,396)	(4,439)	(13,177)	(10,782)
Stock-based compensation expense	(5,162)	(4,511)	(15,226)	(12,492)
Restructuring and other charges	(1,360)	(400)	(2,190)	(1,957)
Acquisition-related expense	—	—	(8)	(924)
Impact to cost of sales from acquisition accounting adjustments to inventory	—	—	—	(568)
Litigation reserves, net	(69)	(305)	(254)	(3,908)
Impairment charges	—	(2,000)	—	(2,000)
Interest income	68	71	174	315
Other income, net	2,246	511	1,911	37
Income before income taxes	$28,872	$24,821	$76,723	$69,838
________________________________

(1)	Amount excludes amortization expense related to patents within purchased intangible assets in costs of revenues.

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

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
United States (U.S.)	$188,569	$214,755	$561,067	$564,604
Americas (excluding U.S.)	5,335	5,732	15,150	13,407
United Kingdom (U.K.)	38,933	34,094	122,707	116,924
EMEA (excluding U.K.)	69,488	63,126	192,943	195,788
APAC	51,013	44,188	148,466	122,290
Total net revenue	$353,338	$361,895	$1,040,333	$1,013,013

Property and equipment by geographic location are as follows (in thousands):

	As of
	September 28, 2014	December 31, 2013
United States	$10,810	$10,273
Canada	4,456	2,132
Americas (excluding U.S. and Canada)	22	28
EMEA	783	914
China	9,964	11,905
APAC (excluding China)	1,594	1,942
	$27,629	$27,194

13.	Fair Value Measurements (in thousands)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 28, 2014:

	As of September 28, 2014
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$19,359	$19,359	$—	$—
Available-for-sale securities—U.S. treasuries (1)	99,985	99,985	—	—
Available-for-sale securities—certificates of deposit (1)	166	166	—	—
Trading securities—mutual funds (1)	677	677	—	—
Foreign currency forward contracts (2)	2,994	—	2,994	—
Total assets measured at fair value	$123,181	$120,187	$2,994	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of September 28, 2014
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$549	$—	$549	$—
Total liabilities measured at fair value	$549	$—	$549	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	As of December 31, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$31,295	$31,295	$—	$—
Available-for-sale securities—U.S. treasuries (1)	104,601	104,601	—	—
Available-for-sale securities—certificates of deposit (1)	159	159	—	—
Trading securities—mutual funds (1)	385	385	—	—
Foreign currency forward contracts (2)	905	—	905	—
Total assets measured at fair value	$137,345	$136,440	$905	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$381	$—	$381	$—
Total liabilities measured at fair value	$381	$—	$381	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.
The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At September 28, 2014 and December 31, 2013, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

14.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

freight are included in sales and marketing expenses and totaled $2.7 million and $7.7 million for the three and nine months ended September 28, 2014, respectively, and $3.2 million and $8.9 million for the three and nine months ended September 29, 2013, respectively.

15.	Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in its unaudited condensed consolidated statements of operations.

The Company incurred restructuring and other charges of $1.4 million and $2.2 million during the three and nine months ended September 28, 2014, respectively. The restructuring and other charges are primarily attributable to charges of $1.3 million recognized associated with the early termination of a lease agreement in Canada and $0.8 million recognized relating to one-time separation costs, primarily relating to the departure of the general manager of the retail business unit in the first quarter of 2014. The Company incurred restructuring and other charges of $0.4 million and $2.0 million during the three and nine months ended September 29, 2013, respectively, $0.2 million of which are restructuring charges associated with an office lease exit liability relating to the AVAAK acquisition completed in the second quarter of 2013 and $1.8 million are transition costs related to the AirCard acquisition. Refer to Note 3, Business Acquisitions for additional information regarding the AirCard acquisition.

The following tables provide a summary of accrued restructuring and other charges activity for the nine months ended September 28, 2014 (in thousands):

	Accrued Restructuring and Other Charges at December 31, 2013	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at September 28, 2014
Restructuring	$1,013	$2,204	$(2,678)	$(20)	$519
Acquisition transition costs	10	6	(16)	—	—
Restructuring and other charges	$1,023	$2,210	$(2,694)	$(20)	$519

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the third quarter of 2014, we experienced a 2.4% decrease in net revenue compared to the third quarter of 2013, driven primarily by a reduction in sales of our mobile, multimedia, home wireless products and switches, partially offset by an increase in sales of our broadband gateways. On a geographic basis, net revenue increased in the APAC region, driven primarily by an increase in sales of our home wireless, broadband gateways and mobile products, partially offset by a reduction in sales of wireless products and switches. Net revenue increased in the EMEA region, driven primarily by an increase in sales of our broadband gateways, home wireless products and switches, partially offset by a reduction in sales of our mobile and multimedia products. Net revenue decreased in the Americas region, driven primarily by a reduction in sales of our home wireless, mobile and multimedia products and switches, partially offset by an increase in sales of our broadband gateways. On a segment basis, retail net revenue increased slightly, due primarily to higher gross shipments of broadband gateways, partially offset by the impact of a reduction in weeks of inventory on-hand with our U.S retail partners. Commercial net revenue decreased from prior year, due primarily to a reduction in gross shipments as a result of a reduction in weeks of inventory on-hand in the U.S. distribution channel to be more aligned with historical levels. Service provider net revenue decreased, primarily due to a reduction in gross shipments and weakness in North American carrier spending.

Looking forward, we expect to see continued growth in our commercial business unit driven by sales of our 10Gig switches, PoE switches, storage and wireless products among small and medium-sized businesses, end users and resellers. Although service provider results remained strong for the third quarter of 2014, we expect revenues to decline during the fourth quarter due to weakness in capital expense spending by certain service providers in both North America and in Europe. Our focus remains on improving profitability, while investing in key strategic growth areas. The areas that we are targeting continue to be mobile LTE, 802.11ac, home monitoring and automation and the under-served small and medium-sized business market. In addition, we believe the moves to 11ac routers, WiFi extenders and cable modem routers in the US and DSL modem routers in international markets, as well as moves to high end products in home networking, will help us expand the market our retail business unit serves.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations and the percentage change for the three and nine months ended September 28, 2014, with the comparable reporting periods in the preceding year.

	Three Months Ended			Nine Months Ended
	September 28, 2014	% Change	September 29, 2013	September 28, 2014	% Change	September 29, 2013
	(In thousands, except percentage data)
Net revenue	$353,338	(2.4)%	$361,895	$1,040,333	2.7%	$1,013,013
Cost of revenue	251,005	(3.5)%	260,236	742,889	3.2%	720,187
Gross profit	102,333	0.7%	101,659	297,444	1.6%	292,826
Operating expenses:
Research and development	23,337	0.1%	23,320	67,994	8.5%	62,639
Sales and marketing	39,283	(0.5)%	39,465	117,373	1.0%	116,260
General and administrative	11,726	(1.7)%	11,930	34,995	(4.3)%	36,576
Restructuring and other charges	1,360	**	400	2,190	11.9%	1,957
Litigation reserves, net	69	(77.4)%	305	254	**	3,908
Impairment charges	—	**	2,000	—	**	2,000
Total operating expenses	75,775	(2.1)%	77,420	222,806	(0.2)%	223,340
Income from operations	26,558	9.6%	24,239	74,638	7.4%	69,486
Interest income	68	(4.2)%	71	174	(44.8)%	315
Other income, net	2,246	**	511	1,911	**	37
Income before income taxes	28,872	16.3%	24,821	76,723	9.9%	69,838
Provision for income taxes	8,847	(14.6)%	10,364	27,582	5.9%	26,053
Net income	$20,025	38.5%	$14,457	$49,141	12.2%	$43,785
 ** Percentage change not meaningful.

The following table sets forth the unaudited condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net revenue	100%	100%	100%	100%
Cost of revenue	71.0%	71.9%	71.4%	71.1%
Gross margin	29.0%	28.1%	28.6%	28.9%
Operating expenses:
Research and development	6.6%	6.4%	6.5%	6.2%
Sales and marketing	11.2%	10.9%	11.3%	11.4%
General and administrative	3.3%	3.3%	3.4%	3.6%
Restructuring and other charges	0.4%	0.1%	0.2%	0.2%
Litigation reserves, net	0.0%	0.1%	0.0%	0.4%
Impairment charges	—%	0.6%	—%	0.2%
Total operating expenses	21.5%	21.4%	21.4%	22.0%
Income from operations	7.5%	6.7%	7.2%	6.9%
Interest income	0.1%	0.1%	0.0%	0.0%
Other income, net	0.6%	0.1%	0.2%	0.0%
Income before income taxes	8.2%	6.9%	7.4%	6.9%
Provision for income taxes	2.5%	2.9%	2.7%	2.6%
Net income	5.7%	4.0%	4.7%	4.3%

Three Months Ended September 28, 2014 Compared to Three Months Ended September 29, 2013

Net Revenue by Geographic Segment

Our net revenue consists of gross product shipments, less allowances for estimated returns for stock rotation and warranty, price protection, end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

We conduct business across three geographic regions: Americas, EMEA and APAC. For reporting purposes revenue is attributed to each geographic region based upon the location of the customer.

	Three Months Ended
	September 28, 2014	% Change	September 29, 2013
	(In thousands, except percentage data)
Americas	$193,904	(12.1)%	$220,487
Percentage of net revenue	54.9%		60.9%
EMEA	$108,421	11.5%	$97,220
Percentage of net revenue	30.7%		26.9%
APAC	$51,013	15.4%	$44,188
Percentage of net revenue	14.4%		12.2%
Total net revenue	$353,338	(2.4)%	$361,895

Americas net revenue decreased $26.6 million, or 12.1%, to $193.9 million for the three months ended September 28, 2014 from $220.5 million for the three months ended September 29. 2013. The decrease was driven primarily by a reduction in sales of our home wireless, mobile, multimedia products and switches, partially offset by an increase in sales of our broadband gateways. The decrease was due primarily to a reduction in service provider demand driven, in part, by weakness in North American carrier spending. In our retail and distribution channels, we continue to see strong demand for our products. However, we are managing our inventory levels at our U.S. distribution partners to be more aligned with historic levels, which has contributed to the decline in the Americas net revenue for the three months ended September 28, 2014 compared to the year ago period.
EMEA net revenue increased $11.2 million, or 11.5%, to $108.4 million for the three months ended September 28, 2014 from $97.2 million for the three months ended September 29. 2013. The increase was driven primarily by an increase in sales of broadband gateways, home wireless products and switches, partially offset by a reduction in sales of our mobile and multimedia products. In comparison to prior year, whereby the Company was impacted negatively by consolidation among service providers in Europe, consolidation did not have a significant impact in the current quarter, resulting in an increase in net revenue year over year.
APAC net revenue increased $6.8 million, or 15.4%, to $51.0 million for the three months ended September 28, 2014 from $44.2 million for the three months ended September 29, 2013. The increase was driven primarily by an increase in sales of home wireless, broadband gateways and mobile products, partially offset by a reduction in sales of wireless products and switches. Increased marketing and promotional efforts focused on new product releases in the region further contributed to the increase in net revenue for the three months ended September 28, 2014 compared to the year ago period.
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

	Three Months Ended
	September 28, 2014	% Change	September 29, 2013
	(In thousands, except percentage data)
Cost of revenue	$251,005	(3.5)%	$260,236
Gross margin percentage	29.0%		28.1%

Cost of revenue decreased $9.2 million, or 3.5%, to $251.0 million for the three months ended September 28, 2014 from $260.2 million for the three months ended September 29, 2013. The decrease was due primarily to the decrease in net revenue and related product costs driven by lower total shipments, combined with a reduction in excess and obsolete inventory charges of $1.5 million relative to the prior year period.
Our gross margin increased to 29.0% for the three months ended September 28, 2014 from 28.1% for the three months ended September 29, 2013. The increase in gross margin percentage was primarily attributable to the positive effects of lower excess and obsolete inventory charges. Our segment product mix remained relatively consistent with the year ago period.
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

	Three Months Ended
	September 28, 2014	% Change	September 29, 2013
	(In thousands, except percentage data)
Research and development expense	$23,337	0.1%	$23,320
Percentage of net revenue	6.6%		6.4%

Research and development expense was relatively flat, recognizing $23.3 million for both three months ended September 29, 2014 and September 28, 2013, respectively. An increase of $1.3 million in variable compensation was largely offset by a reduction in personnel and facility-related expenses of $1.1 million, driven by a reduction in headcount in comparison to the prior year period.
Headcount decreased by 42 employees to 357 employees at September 28, 2014 compared to 399 employees at September 29, 2013, due primarily to our restructuring efforts implemented in the fourth quarter of 2013.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization expenses, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended
	September 28, 2014	% Change	September 29, 2013
	(In thousands, except percentage data)
Sales and marketing expense	$39,283	(0.5)%	$39,465
Percentage of net revenue	11.2%		10.9%

Sales and marketing expense was relatively flat, decreasing $0.2 million, or 0.5%, to $39.3 million for the three months ended September 28, 2014 from $39.5 million for the three months ended September 29, 2013. The decrease was due primarily to a decrease of $1.7 million in project and outside professional services, driven by a reduction in technical support spending, partially offset by an increase of $0.7 million in variable compensation expense and $0.6 million in marketing expenses.
General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Three Months Ended
	September 28, 2014	% Change	September 29, 2013
	(In thousands, except percentage data)
General and administrative expense	$11,726	(1.7)%	$11,930
Percentage of net revenue	3.3%		3.3%

General and administrative expense was relatively flat, decreasing $0.2 million, or 1.7% to $11.7 million for the three months ended September 28, 2014 from $11.9 million for the three months ended September 29, 2013. A decrease of $1.1 million in outside professional services was largely offset by an increase of $0.5 million in variable compensation expense and $0.4 million in personnel and facility-related expenses, driven by an increase in headcount in comparison to the prior year period.
Headcount increased by 12 employees to 157 employees at September 28, 2014 compared to 145 employees at September 29, 2013.

Restructuring and Other Charges

We incurred restructuring and other charges of $1.4 million during the three months ended September 28, 2014, as compared to a charge of $0.4 million recognized in the three months ended September 29, 2013. The charges recognized during the three months ended September 28, 2014 are primarily attributable to expenses associated with the early termination of a lease agreement in Canada. During the three months ended September 29, 2013, we recognized transition charges of $0.4 million relating to the AirCard acquisition. For further discussion of restructuring and other charges, refer to Note 15, Restructuring and Other Charges, of the notes to unaudited condensed consolidated financial statements.

Litigation Reserves, Net

We recorded a litigation reserve charge of $69,000 during the three months ended September 28, 2014, as compared to a charge of $0.3 million recognized in the three months ended September 29, 2013. The decrease was primarily due to a charge of $0.3 million for various incremental fees we were obligated to pay related to the Ericsson judgment in the three months ended September 29, 2013. In comparison, $69,000 was recognized during the third quarter of 2014 for estimated costs related to the settlement of lawsuits. For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in the notes to unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Impairment Charges

The Company did not recognize any impairment charges during the three months ended September 28, 2014. A charge of $2.0 million was recognized in the three months ended September 29, 2013. Impairment charges decreased for the three months ended September 28, 2014 due to the timing that certain IPR&D projects obtained in the AirCard acquisition were abandoned and deemed to be fully impaired in 2013. All of the remaining IPR&D projects obtained as part of the acquisition reached technical feasibility and were reclassified to definite-lived intangible assets as of June 29, 2014.

Interest Income and Other Income, Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income, net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income, net, for the periods indicated:

	Three Months Ended
	September 28, 2014	% Change	September 29, 2013
	(In thousands, except percentage data)
Interest income	$68	(4.2)%	$71
Other income, net	2,246	**	511
Total interest income and other income, net	$2,314	**	$582

Interest income decreased slightly to $68,000 for the three months ended September 28, 2013 from $71,000 for the three months ended September 29, 2013. The decrease was due primarily to the reduction in our cash, cash equivalents and short term investment balance resulting from repurchase of shares in the fourth quarter of 2013 and the nine months ended September 28, 2014.

Other income, net, increased $1.7 million, to $2.2 million for the three months ended September 28, 2014 from $0.5 million for the three months ended September 29, 2013. The increase was due primarily to $2.8 million received relating to the execution of a litigation settlement agreement during the quarter, partially offset by foreign currency losses incurred. For a detailed discussion of our litigation matters, hedging program and related foreign currency contracts, refer to Note 9, Commitments and Contingencies, and Note 6, Derivative Financial Instruments, in the notes to unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Provision for Income Taxes

The income tax provision for the three months ended September 28, 2014 was $8.8 million or an effective tax rate of 30.6%, compared to $10.4 million, or an effective tax rate of 41.8%, for the same period a year ago. The decrease in the effective tax rate for the three month period ended September 28, 2014, compared to the same period in the prior year was primarily caused by an increase in earnings in jurisdictions with tax rates lower than the U.S. statutory rate. The improved earnings in these jurisdictions resulted in a decrease in the forecasted effective tax rate compared to the same period of the prior year. Accordingly, the three months ended September 28, 2014 includes a tax benefit for the reduction in the forecasted rate on cumulative earnings. During the three month period ended September 29, 2013, we incurred losses in a jurisdiction where no tax benefit could be recorded. As a result, the forecasted earnings from this jurisdiction were excluded from the determination of the effective tax rate. The exclusion of these losses increased the effective tax rate for the three months ended September 29, 2013. The decrease in the effective tax rate for the three months ended September 28, 2014 was partially offset by changes in US tax law related to the research tax credit. On December 31, 2013 provisions allowing for the research tax credit expired. As of September 28, 2014, the research credit has not been reinstated. Accordingly, no tax benefit has been recorded during the three months ended September 28, 2014.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various US and foreign jurisdictions.

Net Income

Net income increased $5.6 million, or 38.5%, to $20.0 million for the three months ended September 28, 2014 from $14.5 million for the three months ended September 29, 2013. This increase was primarily due to an increase of $1.7 million in other income, net, primarily attributable to gain on litigation settlement, and reduction in operating expenses of $1.6 million, primarily attributable to a reduction in projects and outside professional services of $3.3 million, partially offset by increases in restructuring expense of $1.0 million and personnel and facility-related expenses of $0.6 million, and decrease of $1.5 million in the provision for income taxes.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 12, Segment Information, Operations by Geographic Area and Significant Customers, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended September 28, 2014 with the comparable reporting periods in the preceding year.

Retail

	Three Months Ended
	September 28, 2014	% Change	September 29, 2013
	( in thousands, except percentage data)
Net revenue	$131,341	0.8%	$130,301
Percentage of net revenue	37.1%		36.0%
Contribution income	$21,813	12.9%	$19,317
Contribution margin	16.6%		14.8%

Net revenue increased $1.0 million, or 0.8%, to $131.3 million for the three months ended September 28, 2014 from $130.3 million for the three months ended September 29, 2013. The increase was due primarily to slightly higher gross shipments of broadband gateways, partially offset by a reduction in shipments of multimedia, powerline and home security monitoring and automation products. Geographically, we experienced an increase in APAC and a decrease in EMEA and the Americas. We continue to see strong end-user demand for our retail products, however our net revenue was partially constrained by a reduction in weeks of inventory on-hand with our U.S. retail channel partners.
Contribution income increased $2.5 million, or 12.9%, to $21.8 million for the three months ended September 28, 2014 from $19.3 million for the three months ended September 29, 2013. The increase was due primarily to the slight increase in net revenue, and incremental operating expense reductions experienced in the current quarter. We continue to focus on our core networking business, demonstrated by the strong product introductions during the three months ended September 28, 2014 including the Nighthawk X4, in effort to grow net revenue as well as contribution income for the segment.
Commercial

	Three Months Ended
	September 28, 2014	% Change	September 29, 2013
	(in thousands, except percentage data)
Net revenue	$71,974	(6.5)%	$76,957
Percentage of net revenue	20.4%		21.3%
Contribution income	$15,112	(10.6)%	$16,903
Contribution margin	21.0%		22.0%

Net revenue decreased $5.0 million, or 6.5%, to $72.0 million for the three months ended September 28, 2014 from $77.0 million for the three months ended September 29, 2013. The decrease was due primarily to a reduction in gross shipments of network storage, wireless products and switches. Geographically, we experienced an increase in EMEA and a decrease in the Americas and APAC. Commercial net revenue was impacted by our proactive efforts to reduce weeks of channel inventory on-hand with our U.S. distribution partners in the three months ended September 28, 2014.
Contribution income decreased $1.8 million, or 10.6%, to $15.1 million for the three months ended September 28, 2014 from $16.9 million for the three months ended September 29, 2013. The decrease was due primarily to the reduction in net revenue and a slight increase in sales and marketing expenses. We are working to strengthen our position through increased sales and marketing efforts and more focused coordination with our channel partners around the world to drive growth for net revenue as well as contribution income for the segment.
Service Provider

	Three Months Ended
	September 28, 2014	% Change	September 29, 2013
	( in thousands, except percentage data)
Net revenue	$150,023	(3.0)%	$154,637
Percentage of net revenue	42.5%		42.7%
Contribution income	$14,164	13.5%	$12,474
Contribution margin	9.4%		8.1%

Net revenue decreased $4.6 million, or 3.0%, to $150.0 million for the three months ended September 28, 2014 from $154.6 million for the three months ended September 29, 2013. The decrease was due primarily to a slight reduction in gross shipments of our home wireless products, partially offset by an increase in shipments of our broadband gateways. Geographically, we experienced growth in APAC and EMEA and a slowdown in the Americas driven, in part, by weakness in North American carrier spending.
Contribution income increased $1.7 million, or 13.5%, to $14.2 million for the three months ended September 28, 2014 from $12.5 million for the three months ended September 29, 2013. The increase was due primarily to the reduction in excess and obsolete inventory charges of $1.0 million and operating expenses of $0.7 million, partially offset by the decrease in net revenue compared to the prior year period.
Nine Months Ended September 28, 2014 Compared to Nine Months Ended September 29, 2013

Net Revenue by Geographic Segment

	Nine Months Ended
	September 28, 2014	% Change	September 29, 2013
	(In thousands, except percentage data)
Americas	$576,217	(0.3)%	$578,011
Percentage of net revenue	55.4%		57.0%
EMEA	$315,650	0.9%	$312,712
Percentage of net revenue	30.3%		30.9%
APAC	$148,466	21.4%	$122,290
Percentage of net revenue	14.3%		12.1%
Total net revenue	$1,040,333	2.7%	$1,013,013

Americas net revenue decreased $1.8 million, or 0.3%, to $576.2 million for the nine months ended September 28, 2014 from $578.0 million for the nine months ended September 29. 2013. The decrease was driven primarily by a reduction in sales of our home wireless, multimedia, network storage, security monitoring automation products and switches, partially offset by an increase in sales of our mobile products. Net revenue for mobile products increased for the nine months ended September 28, 2014 as a result of the AirCard acquisition which was completed on April 2, 2013. In contrast to 2013, the positive effect of the acquisition is included in our results for the entire nine months ended September 28, 2014. In our retail and distribution channels, we continue to see strong demand for our products. However, we are managing our inventory levels at our U.S. distribution partners to be more aligned with historic levels, which has contributed to the decline in the Americas net revenue for the nine months ended September 28, 2014 compared to the year ago period.

EMEA net revenue increased $2.9 million, or 0.9%, to $315.7 million for the nine months ended September 28, 2014 from $312.7 million for the nine months ended September 29. 2013. The increase was driven primarily by an increase in sales of our home wireless products, partially offset by a reduction in sales of our mobile products. In Central Europe, average weeks of channel inventory on-hand increased over the nine month period ended September 28, 2014 compared to prior year, contributing to the increase in net revenue for the nine months ended September 28, 2014 compared to the year ago period. These positive effects to net revenue were partially offset by challenges resulting from the macro-economic environment, increased competition and pricing pressures in Europe experienced over the past nine months.

APAC net revenue increased $26.2 million, or 21.4%, to $148.5 million for the nine months ended September 28, 2014 from $122.3 million for the nine months ended September 29. 2013. The increase was driven primarily by an increase in sales of our home wireless and mobile products. Net revenue for mobile products specifically increased for the nine months ended September 28, 2014 as a result of the AirCard acquisition which was completed on April 2, 2013. In contrast to 2013, the positive effect of the acquisition is included in our results for the entire nine months ended September 28, 2014.

Cost of Revenue and Gross Margin

	Nine Months Ended
	September 28, 2014	% Change	September 29, 2013
	(In thousands, except percentage data)
Cost of revenue	$742,889	3.2%	$720,187
Gross margin percentage	28.6%		28.9%

Cost of revenue increased $22.7 million, or 3.2%, to $742.9 million for the nine months ended September 28, 2014 from $720.2 million for the nine months ended September 29, 2013. The increase was due primarily to the increase in net revenue and related product costs driven by higher shipments, combined with an increase in excess and obsolete inventory charges of $2.2 million and amortization expense of $1.2 million relative to the prior year period.
Our gross margin decreased slightly to 28.6% for the nine months ended September 28, 2014 from 28.9% for the nine months ended September 29, 2013. The decrease in gross margin percentage was primarily attributable to the increase in segment product mix toward service provider, which generally maintains lower margins. Net revenue from service providers increased as a percentage of net revenue to 43.6% in the nine months ended September 28, 2014, compared to 39.8% in the nine months ended September 29, 2013.
Operating Expenses

Research and Development

	Nine Months Ended
	September 28, 2014	% Change	September 29, 2013
	(In thousands, except percentage data)
Research and development expense	$67,994	8.5%	$62,639
Percentage of net revenue	6.5%		6.2%

Research and development expense increased $5.4 million, or 8.5%, to $68.0 million for the nine months ended September 29, 2014 from $62.6 million for the nine months ended September 28, 2013. The increase was due primarily to an increase of $3.6 million in personnel and facility-related expenses driven by the overall growth in research and development headcount in comparison to prior year, and an increase of $2.0 million in variable compensation. In 2013, headcount increased due to the AirCard and Arada acquisitions which were completed in the second quarter. The increase, partially offset by our restructuring efforts initiated in the fourth quarter of 2013, resulted in an overall higher headcount during the nine months of 2014 in comparison to the same period a year ago. Average headcount for the nine months ended September 28, 2014 was approximately 352 compared to 344 in the prior year.
Sales and Marketing

	Nine Months Ended
	September 28, 2014	% Change	September 29, 2013
	(In thousands, except percentage data)
Sales and marketing expense	$117,373	1.0%	$116,260
Percentage of net revenue	11.3%		11.4%

Sales and marketing expense increased $1.1 million, or 1.0%, to $117.4 million for the nine months ended September 28, 2014 from $116.3 million for the nine months ended September 29, 2013. The increase was due primarily to an increase of $1.5 million in personnel-related expense, driven primarily by additional stock-based compensation expense recognized relating to the modification of equity awards in connection with the departure of the retail business unit general manager, $1.3 million in variable compensation expense, and $0.7 million in intangible amortization, partially offset by a decrease of $2.4 million in projects and professional services, due primarily to a reduction in technical support spending.
General and Administrative

	Nine Months Ended
	September 28, 2014	% Change	September 29, 2013
	(In thousands, except percentage data)
General and administrative expense	$34,995	(4.3)%	$36,576
Percentage of net revenue	3.4%		3.6%

General and administrative expense decreased $1.6 million, or 4.3%, to $35.0 million for the nine months ended September 28, 2014 from $36.6 million for the nine months ended September 29, 2013. The decrease was due primarily to a $2.9 million decrease in outside professional services, primarily resulting from the Arada and AirCard acquisitions and the Ericsson litigation incurred in 2013, partially offset by a $1.0 million increase in variable compensation expense.

Restructuring and Other Charges

We incurred charges of $2.2 million in restructuring and other charges during the nine months ended September 28, 2014, as compared to charges of $2.0 million recognized for the nine months ended September 29, 2013. During the first quarter of 2014, we recognized restructuring charges of $0.8 million in one-time separation charges associated with the departure of the retail business unit general manager. During the third quarter of 2014, we recognized a charge of $1.4 million relating primarily to expenses associated with the early termination of a lease agreement in Canada. During the nine months ended September 29, 2013, the Company recognized transition charges of $1.8 million related to the AirCard acquisition completed in the second quarter of 2013 and $0.2 million in restructuring charges related to an office lease exit liability associated with the AVAAK acquisition completed in the second quarter of 2012. For further discussion of restructuring and other charges, refer to Note 15, Restructuring and Other Charges, of the notes to unaudited condensed consolidated financial statements.

Litigation Reserves, Net

We recorded a litigation reserve charge of $0.3 million during the nine months ended September 28, 2014, as compared to a charge of $3.9 million recognized in the nine months ended September 29, 2013. The decrease was due primarily to the timing of the Ericsson judgment in 2013. During the second quarter of 2013, judgment in the Ericsson matter was received, resulting in the recognition of litigation charges of $3.6 million. During the three months ended September 29, 2013, we recorded 0.3 million for various incremental fees we were obligated to pay relating to the judgment. In comparison, $0.3 million was recognized during the nine months ended September 28, 2014 for estimated costs related to the settlement of lawsuits. For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in the notes to unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Impairment Charges

The Company did not recognize any impairment charges during the nine months ended September 28, 2014. A charge of $2.0 million was recognized in the nine months ended September 29, 2013. Impairment charges decreased for the nine months ended September 28, 2014 due to the timing that certain IPR&D projects obtained in the AirCard acquisition were abandoned and deemed to be fully impaired in 2013. All of the remaining IPR&D projects obtained as part of the acquisition reached technical feasibility and were reclassified to definite-lived intangible assets as of June 29, 2014.

Interest Income and Other Income, Net

	Nine Months Ended
	September 28, 2014	% Change	September 29, 2013
	(In thousands, except percentage data)
Interest income	$174	(44.8)%	$315
Other income, net	1,911	**	37
Total interest income and other income, net	$2,085	**	$352

Interest income decreased $0.1 million, or 44.8%, to $0.2 million for the nine months ended September 28, 2014 from $0.3 million for the nine months ended September 29, 2013. The decrease was due primarily to the reduction in our cash, cash equivalents and short term investment balance attributable to the AirCard and Arada acquisitions completed in the second quarter of 2013 and repurchase of shares in the fourth quarter of 2013 and the nine months ended September 28, 2014.

Other income, net increased to $1.9 million for the nine months ended September 28, 2014 from $37,000 for the nine months ended September 29, 2013. The increase was due primarily to $2.8 million received relating to the execution of a litigation settlement agreement during the quarter, partially offset by foreign currency losses incurred. For a detailed discussion of our litigation matters, hedging program and related foreign currency contracts, refer to Note 9, Commitments and Contingencies, and Note 6, Derivative Financial Instruments, in the notes to unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The income tax provision for the nine months ended September 28, 2014 was $27.6 million or an effective tax rate of 36.0%, compared to $26.1 million, or an effective tax rate of 37.3%, for the same period a year ago. The decrease in the effective tax rate for the nine month period ended September 28, 2014, compared to the same period in the prior year was primarily caused by an increase in earnings in jurisdictions with tax rates lower than the U.S. statutory rate. The improved earnings in these jurisdictions resulted in a decrease in the forecasted effective tax rate compared to the same period of the prior year. Accordingly, the three months ended September 28, 2014 includes a tax benefit for the reduction in the forecasted rate on cumulative earnings. During the nine month period ended September 29, 2013, we incurred losses in a jurisdiction where no tax benefit could be recorded. As a result, the forecasted earnings from this jurisdiction were excluded from the determination of the effective tax rate. The exclusion of these losses increased the effective tax rate for the nine months ended September 29, 2013. The decrease was offset by changes in US tax law related to the research tax credit. On December 31, 2011 provisions in the tax law allowing for the research tax credit expired. On January 2, 2013 the American Taxpayer Relief Act of 2012 reinstated the research credit, retroactive to January 1, 2012 through December 31, 2013. Accordingly, the entire benefit for the 2012 research credit of approximately $0.7 million was recognized during the nine months ended September 29, 2013. Additionally, we recorded credits related to 2013 in its tax provision for the nine months ended September 29, 2013. As of September 28, 2014, the research credit has not been reinstated. Accordingly, no tax benefit has been recorded during the nine months ended September 28, 2014.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various US and foreign jurisdictions.

Net Income

Net income increased $5.4 million, or 12.2%, to $49.1 million for the nine months ended September 28, 2014 from $43.8 million for the nine months ended September 29, 2013. This increase was primarily due to increases of $4.6 million in gross profit, and $1.9 million in other income, net, primarily attributable to gain on litigation settlement. The changes were partially offset by an increase of $1.5 million in the provision for income taxes.

Segment Information

Retail

	Nine Months Ended
	September 28, 2014	% Change	September 29, 2013
	( in thousands, except percentage data)
Net revenue	$360,236	(3.7)%	$374,018
Percentage of net revenue	34.6%		36.9%
Contribution income	$51,222	(4.6)%	$53,696
Contribution margin	14.2%		14.4%

Net revenue decreased $13.8 million, or 3.7%, to $360.2 million for the nine months ended September 28, 2014 from $374.0 million for the nine months ended September 29, 2013. The decrease was due primarily to a reduction in gross shipments of our multimedia, home wireless, powerline and home security and monitoring products, partially offset by an increase in gross shipments of broadband gateways. Geographically, we experienced an increase in APAC and a decrease in EMEA and the Americas. We continue to see strong end-user demand for our retail products, however our net revenue was partially constrained by a reduction in weeks of inventory on-hand with our U.S retail channel partners.

Contribution income decreased $2.5 million, or 4.6%, to $51.2 million for the nine months ended September 28, 2014 from $53.7 million for the nine months ended September 29, 2013. The decrease was due primarily to the reduction in net revenue and increase in excess and obsolete inventory charges, which increased $1.2 million during the nine months ended September 28, 2014.
Commercial

	Nine Months Ended
	September 28, 2014	% Change	September 29, 2013
	(in thousands, except percentage data)
Net revenue	$226,284	(4.2)%	$236,254
Percentage of net revenue	21.8%		23.3%
Contribution income	$51,781	1.2%	$51,190
Contribution margin	22.9%		21.7%

Net revenue decreased $10.0 million or 4.2%, to $226.3 million for the nine months ended September 28, 2014 from $236.3 million for the nine months ended September 29, 2013. The decrease was due primarily to a reduction in gross shipments of our network storage and wireless products, partially offset by an increase in shipments of switches. Geographically, we experienced an increase in EMEA and a decrease in the Americas and APAC. Commercial net revenue was also impacted by our proactive efforts to reduce weeks of channel inventory on-hand with our U.S distribution partners in the nine months ended September 28, 2014.

Contribution income increased $0.6 million, or 1.2%, to $51.8 million for the nine months ended September 28, 2014 from $51.2 million for the nine months ended September 29, 2013. The increase was due primarily to reduction in freight costs of $2.6 million, partially offset by the reduction in net revenue for the nine months ended September 28, 2014 compared to the prior year period.

Service Provider

	Nine Months Ended
	September 28, 2014	% Change	September 29, 2013
	( in thousands, except percentage data)
Net revenue	$453,813	12.7%	$402,741
Percentage of net revenue	43.6%		39.8%
Contribution income	$42,918	19.0%	$36,055
Contribution margin	9.5%		9.0%

Net revenue increased $51.1 million or 12.7%, to $453.8 million for the nine months ended September 28, 2014 from $402.7 million for the nine months ended September 29, 2013. The increase was due primarily to an increase in gross shipments of our mobile products. Net revenue for mobile products increased for the nine months ended September 28, 2014 as a result of the AirCard acquisition which was completed on April 2, 2013. In contrast to 2013, the positive effect of the acquisition is included in our results for the entire nine months ended September 28, 2014.

Contribution income increased $6.9 million, or 19.0%, to $42.9 million for the nine months ended September 28, 2014 from $36.1 million for the nine months ended September 29, 2013. The increase was due primarily to the increase in gross profit, partially offset by an increase in operating expenses of $6.6 million, primarily related to research and development and sales and marketing, compared to the prior year period.

Liquidity and Capital Resources
Our cash and cash equivalents balance decreased from $143.0 million as of December 31, 2013 to $141.8 million as of September 28, 2014. Our short-term investments, which represent the investment of funds available for current operations, decreased from $105.1 million as of December 31, 2013 to $100.8 million as of September 28, 2014, due primarily to the proceeds generated from the maturity of treasuries being used to fund the repurchase of common stock during the period. Operating activities during the nine months ended September 28, 2014 provided cash of $67.6 million, compared to $72.8 million provided in the nine months ended September 29, 2013, resulting primarily from net income. Investing activities during the nine months ended September 28, 2014 used cash of $9.9 million, resulting primarily from final payment of $1.1 million relating to the Arada acquisition and purchases of property and equipment of $13.4 million, partially offset by net proceeds from the sale and maturity of short-term investments of $4.6 million. During the nine months ended September 28, 2014, financing activities used cash of $58.9 million, primarily due to the repurchase of common stock, partially offset by proceeds from the issuance of common stock upon exercise of stock options and our employee stock purchase program.
Our days sales outstanding ("DSO") increased from 69 days as of December 31, 2013 to 72 days as of September 28, 2014. DSO of 72 days is in the normal range for the third quarter of the year.
Our accounts payable decreased from $114.5 million at December 31, 2013 to $92.1 million at September 28, 2014. The decrease was primarily attributable to timing of payments.

Inventory decreased by $18.0 million from $224.5 million at December 31, 2013 to $206.5 million at September 28, 2014. In the three months ended September 29, 2014 we experienced annualized ending inventory turns of approximately 4.9, slightly up from 4.6 turns in the three months ended December 31, 2013.
We enter into foreign currency forward-exchange contracts, which typically mature in three to five months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record in the unaudited condensed consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our unaudited condensed consolidated statements of operations and in our unaudited condensed consolidated balance sheet. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other income, net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within cumulative other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.
In October 2008, the Board of Directors authorized management to repurchase up to 6.0 million shares of our common stock in the open market. The stock repurchase authorization does not have an expiration date and the pace of repurchase activity is at the discretion of management and contingent on a number of factors, including levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the nine months ended September 28, 2014, we repurchased and retired, reported based on trade date, approximately 2.1 million shares of common stock at a cost of $68.6 million under this authorization. This leaves approximately 0.7 million shares remaining in our buyback program and we expect to continue to repurchase opportunistically. As of September 28, 2014, common stock repurchases at a cost of $2.2 million were pending settlement. We did not repurchase any shares during the nine months ended September 29, 2013. On October 17, 2014, the Board of Directors authorized the management to repurchase up to 3.0 million shares of our outstanding common stock. This is incremental to the approximate 0.7 million remaining on our previous share repurchase program.

In the nine months ended September 28, 2014, we repurchased, as reported based on trade date, approximately 50,000 shares of common stock at a cost of $1.6 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs"). Similarly, during the nine months ended September 29, 2013, we repurchased approximately 14,000 shares, or $0.5 million of our common stock under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no material changes during the nine months ended September 28, 2014 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At September 28, 2014, we had approximately $193 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.
As of September 28, 2014, we had $15.2 million of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $0.8 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of September 28, 2014, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to our critical accounting policies and estimates during the nine months ended September 28, 2014.

Recent Accounting Pronouncements

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 28, 2014, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In addition, we have acquired companies and technologies in the past and as a result, have introduced new product lines in new markets. We may not be able to successfully manage integration of the new product lines with our existing products. Selling new product lines in new markets will require our management to learn different strategies in order to be successful. We may be unsuccessful in launching a newly acquired product line in new markets which requires management of new suppliers, potential new customers and new business models. Our management may not have the experience of selling in these new markets and we may not be able to grow our business as planned. For example, our acquisition of the VueZone product line continues to require significant management effort to successfully scale and launch the products worldwide. Similarly, in April 2013, we completed the acquisition of the AirCard product line from Sierra Wireless. If we are unable to effectively and successfully further develop these new product lines, we may not be able to increase or maintain our sales and our gross margins may be adversely affected.

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

We sell a substantial portion of our products through broadband service providers worldwide. Our service provider business unit has accounted for a significant portion of our growth over the last several fiscal quarters. Our service provider business is increasingly becoming a larger proportion of our business, especially after our acquisition of the Sierra Wireless AirCard business. The service provider business is challenging and exceptionally competitive. We face a number of challenges associated with penetrating, marketing and selling to the broadband service provider channel that differ from the challenges we have traditionally faced with the other channels. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, rigorous service provider certification processes may delay our sale of new products, or our products ultimately may fail these tests. In either event, we may lose some or all of the amounts we expended in trying to obtain business from the service provider, as well as lose the business opportunity altogether. In addition, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. We have, in exceptional limited circumstances, while still in contract negotiations, shipped products in advance of and subject to agreement on a definitive contract. We do not record revenue from these shipments until a definitive contract exists. There is risk that we do not ultimately close and sign a definitive contract. If this occurs, the timing of revenue recognition is uncertain and our business would be harmed. In addition, we often commence building custom-made products prior to execution of a contract in order to meet the customer's contemplated launch dates and requirements. Service provider products are generally custom-made for a specific customer and may not be salable to other customers or in other channels. If we have pre-built custom-made products but do not come to agreement on a definitive contract, we may be forced to scrap the custom-made products or re-work them at substantial cost and our business would be harmed.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, Cisco Systems, the Linksys line of products under Belkin, QNAP Systems, Seagate Technology, SonicWALL, Synology, TRENDnet, WatchGuard and Western Digital. Our principal competitors in the home market for networking devices and television connectivity products include Amped Wireless, Apple, AsusTEK, Belkin, D-Link, the Linksys line of products under Belkin, Roku, TP-Link and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Compal Broadband, Comtrend, D-Link, Hitron, Huawei, Motorola, NetComm Wireless, Novatel Wireless, Pace, Sagem, Scientific Atlanta-a Cisco company, SMC Networks, TechniColor, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Devolo, LEA, AVM and the Hercules brand of Guillemot Corporation in Europe, Corega and Melco in Japan and TP-Link in China. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODM's, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world. In addition, as we expand our product portfolio to include home monitoring cameras and services, we also face competition from incumbents and specialty providers in this space, including Axis Communications, Belkin, D-Link, the Linksys line of products under Belkin, Logitech, Dropcam (owned by Google’s Nest Labs), and Sercomm.

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

In addition, the ongoing economic problems affecting the financial markets and the ongoing uncertainty in global economic conditions have resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and even Italy, has had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, the recovery of the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered or reversed, which could have a material adverse effect on us. For example, the aggregate number of resellers of our products decreased during the third quarter of 2012; we believe this was caused by the difficult worldwide economic environment, and especially the difficulties experienced in Europe. There could also be a number of other follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

Our future success depends in large part upon the continued services of our key technical, sales, marketing, finance and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long term succession plan. As a result, if we suffer the loss of services of any key executive, our long term business results may be harmed. While we believe that we have mitigated some of the business execution and business continuity risk with our reorganization into three business units, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel. In addition, because we do not have a formal long term succession plan, we may not be able to have the proper personnel in place to effectively execute our long term business strategy if Mr. Lo or other key personnel retire, resign or are otherwise terminated.

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

*If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

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

As a result of our acquisitions, we have significant goodwill and intangible assets recorded on our balance sheet. In addition, significant negative industry or economic trends, such as those that have occurred as a result of the recent economic downturn, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill or intangible assets might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill or intangible assets be determined resulting in an adverse impact on our results of operations.

In the fourth fiscal quarter of 2013, we completed our annual impairment test of goodwill and determined no impairment existed as of September 30, 2013. We will continue to test goodwill for impairment at least annually at the business unit level, and more frequently if we become aware of changed conditions or situations since the prior impairment testing that might call into question whether the current balances are fairly recorded. As of the date of our most recent goodwill impairment test, October 1, 2013, the service provider business unit’s fair value exceeded its carrying value by 15.5%. The carrying value of goodwill allocated to the service provider business unit was $74.2 million as of September 28, 2014.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. For example, in June 2013, a ship carrying containers of our products among its cargo sank, and the shipment was lost. Although covered by insurance, this loss led to delays in delivery and our receipt of payment. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. For example, a port worker strike or other transportation disruption in Long Beach, California, where we have a significant distribution center and where there was a short-term strike in July 2014, could significantly disrupt our business. Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

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

In the past, there have been bankruptcies amongst our customer base, and certain of our customers’ businesses face financial challenges that put them at risk of future bankruptcies. Although any resulting loss has not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. To the degree that turmoil in the credit markets makes it more difficult for some customers to obtain financing, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

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

International sales comprise a significant amount of our overall net revenue. International sales were 47% of overall net revenue in the third fiscal quarter of 2014 and 44% in fiscal year 2013. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California, both of which are regions known for seismic activity. Substantially all of our critical enterprise-wide information technology systems, including our main servers, are currently housed in colocation facilities in Mesa, Arizona. While our critical information technology systems are located at colocation facilities in a different geographic region in the United States, our headquarters and warehouses remain susceptible to seismic activity so long as they are located in California. In addition, substantially all of our manufacturing occurs in two geographically concentrated areas in mainland China, where disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2014 - July 27, 2014	312	$34.77	—	1,490,795
July 28, 2014 - August 24, 2014	420,691	$32.38	419,102	1,071,693
August 25, 2014 - September 28, 2014	366,428	$32.56	365,531	706,162
Total	787,431	$32.46	784,633

1.
On October 21, 2008, the Board of Directors authorized the repurchase of up to 6.0 million shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the three months ended September 28, 2014, we repurchased and retired, reported based on trade date, approximately 0.8 million shares of common stock at a cost of $25.5 million under this authorization. On October 17, 2014, the Board of Directors authorized the management to repurchase up to 3.0 million shares of our outstanding common stock. This is incremental to the approximate 0.7 million remaining on our previous share repurchase program.

2.
We repurchased, as reported based on trade date, approximately 3,000 shares of common stock at a cost of approximately $90,000 to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended September 28, 2014.

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

Date: November 4, 2014

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