Form 10-K
period 2014-12-31
NETGEAR, INC
filed 2015-02-20
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 29, 2014 was approximately $766.8 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 27, 2014 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director and each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 34,714,780 shares as of February 13, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Item 1. Business

General

We are a global networking company that delivers innovative products to consumers, businesses and service providers. Our business is managed in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, home video security, storage and digital media products. The commercial business unit consists of business networking, storage and security solutions that bring enterprise class functionality down to small and medium-sized businesses at an affordable price. The service provider business unit consists of made-to-order and retail-proven whole home networking hardware and software solutions as well as 4G LTE hotspots sold to service providers for sale to their subscribers. We are organized into the following three geographic territories: Americas, Europe, Middle-East and Africa ("EMEA") and Asia Pacific ("APAC"). For further detail, refer to Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

We were incorporated in Delaware on January 8, 1996. Our principal executive offices are located at 350 East Plumeria Drive, San Jose, California 95134, and our telephone number at that location is (408) 907-8000. Our website address is www.netgear.com.

In the years ended December 31, 2014, 2013, and 2012, we generated net revenue of $1.39 billion, $1.37 billion, and $1.27 billion, respectively.

Markets

Our mission is to be the innovative leader in connecting the world to the Internet. This includes our goal of being the leading provider of innovative networking products to the consumer, business, and service provider markets. A number of factors are driving today's demand for networking products within these markets. As the number of computing devices, such as smart phones, laptops and tablets, has increased in recent years, networks - especially WiFi networks - are being deployed more broadly in order to share information and resources among users and devices. This information and resource sharing occurs internally, through a local area network, or externally, via the Internet. To take advantage of complex applications, advanced communication capabilities and rich multimedia content, users are upgrading their Internet connections by deploying high-speed broadband access technologies. Users also seek the convenience and flexibility of operating their laptops, smart phones, tablets and related computing devices while accessing their content in a more mobile, or wireless, manner. In addition, market demand for Smart TV products has increased significantly, where users seek to connect their televisions to the Internet for streaming entertainment. As the usage of networks, including the Internet, has increased, users have become much more focused on the security of their connections and the protection of the data within their networks. And finally, the connected home is becoming a reality with smart devices such as home security cameras that let users watch over their home from their smart phone.

Consumers, businesses and service providers demand a complete set of wired and wireless networking and broadband products that are tailored to their specific needs and budgets, while incorporating the latest networking technologies. These users require the continual introduction of new and refined products and often lack extensive IT resources and technical knowledge. Therefore, they demand 'plug-and-play' or easy-to-install and use products that require little or no maintenance, and customer service and support. We believe that these users also prefer the convenience of obtaining a networking solution from a single company with whom they are familiar; as these users expand their networks, they tend to be loyal purchasers of that brand. In addition, purchasing decisions of users in these markets are also driven by the affordability of networking products. To provide reliable, easy-to-use products at an attractive price, we believe a successful supplier must have a company-wide focus on the unique requirements of these markets, operational discipline and cost-efficient infrastructure and processes that allow for efficient product development, manufacturing and distribution.

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

The largest portion of our net revenues was derived from Americas sales in the year ended December 31, 2014. Americas sales as a percentage of net revenue decreased from 57.7% in the year ended December 31, 2013 to 55.3% in the year ended December 31, 2014. We have continuously committed resources to expanding our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical instability, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws. See Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for further discussion of net revenue by geographic region.

None of our customers accounted for 10% or more of our net revenue for the years ended December 31, 2014, 2013 and 2012. See Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for further details on customer concentrations.

Product Offerings

Our product line consists of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as network attached storage, IP security cameras and home automation devices and services. These products are available in multiple configurations to address the needs of our customers in each geographic region in which our products are sold.

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

Smart Home Network Connectivity. Products that create and extend home networks and smart wired and wireless devices that attach to those networks are sold in our service provider and retail business units and include:

•	Routers, which connect the home or office networks to the Internet via broadband modems;

•	WiFi range extenders, which extend the range of the WiFi home network to eliminate dead zones;

•	Media adapters, which connect TVs, audio players, and game consoles to a network or wirelessly display the contents of your smart phone, laptop or tablet to a big screen TV;

•	Powerline adapters and bridges, which enable devices to be connected to the network over existing electrical wiring;

•	Multimedia over Coax Alliance standard (“MoCA”) adapters and bridges, which enable devices to be connected to the network over existing coaxial wiring;

•	Remote video security systems, which provide wire-free security accessible by smart phone, tablet or PC and MAC;

•	Wireless network interface cards and adapters, which enable devices to be connected to the network wirelessly; and

•	Ethernet network interface cards and adapters, which enable devices to be connected to the network over Ethernet wiring.

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

Our vision for the home network is about intelligently controlling and monitoring all devices connected to the home network at all times, thus creating a Smart Home. Our focus is to continue to introduce new products into growth areas that form the basis of Smart Homes, such as: the fastest WiFi standards with broadest coverage via latest technology (802.11ac) WiFi routers and repeaters; home network storage products with an easy to use user interface and remote cloud access, higher capacity and resilience; high speed DOCSIS 3.0, xDSL and fiber gateways with more integrated functions; 4G LTE gateways and AirCard hotspots; and home security cameras and automation devices such as our Arlo Smart Home security cameras. We continue to announce and introduce new products in these growth markets.

Our vision for the commercial network is about increased effectiveness and efficiency of the hybrid cloud access network. We believe small and medium-sized enterprises will continue to move into cloud-based applications, such as: Salesforce.com, Ring Central, LifeSize video conferencing, SuccessFactors, Workday, and others. In addition, we believe these enterprises will move into utility-like on demand computing power supplied by third party data centers. Also, increasingly more enterprises are enabling the BYOD (bring your own device) environment allowing smart phones, tablets, and netbooks to be the business computing devices of choice. These trends will place a greater demand on commercial networks. To meet this demand we are introducing next generation commercial products in rapid pace, such as: Power over Ethernet (PoE) switches, 10 gigabit Ethernet switches, high capacity local and remote unified storage, small to medium capacity campus wireless LAN, and security appliances.

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

Other current and potential competitors include numerous local vendors such as Devolo, LEA and AVM in Europe, and Corega and Melco in Japan. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we also face significant and increased competition from original design manufacturers ("ODMs") and contract manufacturers ("CMs") who are selling and attempting to sell their products directly to service providers around the world.

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

Research and Development

As of December 31, 2014, we had 353 employees engaged in research and development. Our success depends on our ability to develop products that meet changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate new third-party technologies, develop new in-house technologies, and develop and test new products. Our research and development employees work closely with our technology and manufacturing partners to bring our products to market in a timely, high quality and cost-efficient manner.

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

In-House Development. Under the in-house development model, one or more subsystems of the product are designed and developed utilizing the NETGEAR engineering team. Under this model, some of the primary technology is developed in-house. We then work closely with either an ODM or a CM to complete the development of the entire design, perform the necessary testing, and obtain regulatory approvals before the product is released for production.

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

We obtain several key components from limited or sole sources. For example, many of the semiconductors and metamaterials used in our products are designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, wireless local area network chipsets which are used in all of our wireless products and mobile network chipsets which are used in our wireless gateways and hotspots from a limited number of suppliers. Our third party manufacturers generally purchase these components on our behalf on a purchase order basis. If these sources fail to satisfy our supply requirements, our ability to meet scheduled product deliveries would be harmed and we may lose sales and experience increased component costs.

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

Sales and Marketing

As of December 31, 2014, we had 377 employees engaged in sales, marketing, and technical support. We work directly with our customers on market development activities, such as co-advertising, online promotions and video demonstrations, event sponsorship and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our channel marketing, product marketing and corporate marketing groups.

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

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark and trade secret and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold approximately 155 issued United States patents that expire between years 2015 and 2032 and 75 foreign patents that expire between 2015 and 2030. In addition, we currently have approximately 125 pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products in the United States and internationally, including NETGEAR, AirCard, AirCard Enabled, Aircard Watcher, Watcher, Watcher and Wireless Expert, AroundTown, NETGEAR Green, the NETGEAR Green logo, Everybody’s Connecting, Arlo, Genie, Genie+, the Genie logo, ReadyShare, Neo TV, the Neo TV logo, NETGEAR Stora, the NETGEAR Stora logo, ProSafe, RangeMax, ReadyNAS, ReadyDrop, ReadyData, ReadyCloud, ReadyDLNA, ReadyRecover, Smart Wizard, ProSecure, the ProSecure logo, Push2TV, Streampro, Ultraline, Proline, NeoMedia, Centria, My Media, Nighthawk, Nighthawk x4, Nighthawk x6, NETGEAR Trek, Overdrive, Overdrive 3G/4G Mobile Hotspot logo, Zing Mobile Hotspot, Mingle, Vue, VueZone, Ufast, and X-RAID.

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

Employees

As of December 31, 2014, we had 1,038 full-time employees, with 377 in sales, marketing and technical support, 353 in research and development, 152 in operations, and 156 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements.

Long-lived assets
Long-lived assets include purchased intangibles, goodwill and property and equipment. Our property and equipment are located in the following geographic locations (in thousands):

	As of
	December 31, 2014	December 31, 2013	December 31, 2012
United States (U.S.)	$12,453	$10,273	$9,898
Canada	4,375	2,132	—
Americas (excluding U.S. and Canada)	—	28	36
EMEA	657	914	1,173
China	10,786	11,905	6,763
APAC (excluding China)	1,423	1,942	1,155
	$29,694	$27,194	$19,025

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

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 7, 2015.

Name	Age	Position
Patrick C.S. Lo	58	Chairman and Chief Executive Officer
Christine M. Gorjanc	58	Chief Financial Officer
Michael F. Falcon	58	Senior Vice President of Worldwide Operations and Support
Andrew W. Kim	44	Senior Vice President of Corporate Development, General Counsel and Corporate Secretary
John P. McHugh	54	Senior Vice President and General Manager of Commercial Business Unit
Mark G. Merrill	60	Chief Technology Officer
Tamesa T. Rogers	41	Senior Vice President, Human Resources

Patrick C.S. Lo is our co-founder and has served as our Chairman and Chief Executive Officer since March 2002. He has also served as interim general manager of our retail business unit since the first quarter of 2014 and has served as interim general manager of our service provider business unit since the first quarter of 2015. Patrick founded NETGEAR with Mark G. Merrill with the singular vision of providing the appliances to enable everyone in the world to connect to the high speed Internet for information, communication, business transactions, education, and entertainment. From 1983 until 1995, Mr. Lo worked at Hewlett-Packard Company, where he served in various management positions in sales, technical support, product management, and marketing in the U.S. and Asia. Mr. Lo was named the Ernst & Young National Technology Entrepreneur of the Year in 2006. Mr. Lo received a B.S. degree in electrical engineering from Brown University.

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

Mark G. Merrill is our co-founder and currently serves as our Chief Technology Officer. In this role, Mr. Merrill continues to guide the emerging market efforts and work closely the RF engineering team to ensure technical leadership of our wireless networking products. Previously, Mr. Merrill served as our Senior Vice President of Advanced Engineering from May 2013 to January 2015 and as our Chief Technology Officer from January 2003 to April 2013. From September 1999 to January 2003, he served as Vice President of Engineering and served as Director of Engineering from September 1995 to September 1999. Mr. Merrill received both a B.S. degree and an M.S. degree in Electrical Engineering from Stanford University.

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

In addition, we have acquired companies and technologies in the past and as a result, have introduced new product lines in new markets. We may not be able to successfully manage integration of the new product lines with our existing products. Selling new product lines in new markets will require our management to learn different strategies in order to be successful. We may be unsuccessful in launching a newly acquired product line in new markets which requires management of new suppliers, potential new customers and new business models. Our management may not have the experience of selling in these new markets and we may not be able to grow our business as planned. For example, in April 2013, we completed the acquisition of the AirCard product line from Sierra Wireless. If we are unable to effectively and successfully further develop these new product lines, we may not be able to increase or maintain our sales and our gross margins may be adversely affected.

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

If we fail to overcome the challenges associated with managing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.

We sell a substantial portion of our products through broadband service providers worldwide. Our service provider business unit accounted for a significant portion of our growth over the last several fiscal quarters and has become a larger proportion of our business, especially after our acquisition of the Sierra Wireless AirCard business. The service provider business is challenging and exceptionally competitive. In the first quarter of 2015, we undertook a reorganization of our service provider business unit to reduce the cost structure of the unit and supporting functions in order to match a reduced revenue outlook. The reorganization also seeks to concentrate our resources on long-term and profitable accounts. This reorganization may not be successful in meeting these goals or the other challenges posed by the service provider channel. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, rigorous service provider certification processes may delay our sale of new products, or our products ultimately may fail these tests. In either event, we may lose some or all of the amounts we expended in trying to obtain business from the service provider, as well as lose the business opportunity altogether. In addition, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. We have, in exceptional limited circumstances, while still in contract negotiations, shipped products in advance of and subject to agreement on a definitive contract. We do not record revenue from these shipments until a definitive contract exists. There is risk that we do not ultimately close and sign a definitive contract. If this occurs, the timing of revenue recognition is uncertain and our business would be harmed. In addition, we often commence building custom-made products prior to execution of a contract in order to meet the customer's contemplated launch dates and requirements. Service provider products are generally custom-made for a specific customer and may not be salable to other customers or in other channels. If we have pre-built custom-made products but do not come to agreement on a definitive contract, we may be forced to scrap the custom-made products or re-work them at substantial cost and our business would be harmed.

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

If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin expectations for a particular period of time and therefore adversely affect our stock price. For example, many of our competitors in the service provider space aggressively price their products in order to gain market share. We may not be able to match the lower prices offered by our competitors. Many of the service provider customers will seek to purchase from the lowest cost provider, notwithstanding that our products may be higher quality or that our products were previously validated for use on their proprietary network. Accordingly, we may lose customers who have lower, more aggressive pricing and our revenues may be reduced. These particular challenges are a significant reason for the reduced service provider business unit revenue outlook that we announced in the first quarter of 2015. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen slowdowns in capital expenditures by certain of our service provider customers in the past, and believe there may be potential for similar slowdowns in the future. Any slowdown in the general economy, over supply, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably grow our service provider sales channel and our growth will be slowed.

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

Additionally, consolidation among our customer base may allow certain customers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, elimination of sales opportunities, replacement of our products with those of our competitors and cancellations of orders, each of which would harm our operating results. For example, in February 2015, one of our large retail customers, Staples, announced a proposed acquisition of another large retail customer, Office Depot. If this transaction is completed, it may provide the combined company with increased negotiating power, and it is uncertain how it may impact the aggregate quantities of our products purchased in the future. Consolidation among our service provider customers worldwide may also make it more difficult to grow our service provider business, given the fierce competition for the already limited number of service providers worldwide and the long sales cycles to close deals. For example, in June 2013, Liberty Global, a service provider with operations worldwide, completed its acquisition of Virgin Media Limited, one of our significant customers. Because we have not conducted business with Liberty Global in the past, Virgin Media may be directed by Liberty Global to develop relationships and business with other Liberty Global vendors, many of which are our competitors. Similarly, in July 2013 SoftBank Corp. acquired majority ownership of Sprint Nextel Corp., the parent company of one of our significant customers for AirCard products. In addition, in February 2014, Comcast announced an agreement to acquire Time Warner Cable. If consolidation among our customer base becomes more prevalent, our operating results may be harmed.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, Cisco Systems, the Linksys line of products under Belkin, QNAP Systems, Seagate Technology, SonicWALL, Synology, TRENDnet, WatchGuard and Western Digital. Our principal competitors in the home market for networking devices and television connectivity products include Amped Wireless, Apple, AsusTEK, Belkin, D-Link, the Linksys line of products under Belkin, Roku, TP-Link and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Compal Broadband, Comtrend, D-Link, Hitron, Huawei, Motorola, NetComm Wireless, Novatel Wireless, Pace, Sagem, Scientific Atlanta-a Cisco company, SMC Networks, TechniColor, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Devolo, LEA, AVM and the Hercules brand of Guillemot Corporation in Europe, Corega and Melco in Japan and TP-Link in China. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODM's, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world. In addition, as we expand our product portfolio to include home security cameras and services, we also face competition from incumbents and specialty providers in this space, including Axis Communications, Belkin, D-Link, the Linksys line of products under Belkin, Logitech, Dropcam (owned by Google’s Nest Labs), and Sercomm.

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

For example, in the fourth fiscal quarter of 2014, we completed our annual impairment test of goodwill and determined that the full carrying value of goodwill allocated to the service provider business unit of $74.2 million was impaired, and as a result a corresponding charge is reflected in the fourth quarter of 2014. For additional discussion regarding the goodwill impairment analysis, refer to Note 3, Balance Sheet Components, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. For example, in June 2012 and June 2013 we acquired select assets of two separate engineering operations in India to enhance our wireless product offerings in our commercial business unit. Additionally in July 2012, we closed the acquisition of privately held AVAAK, Inc., creators of the VueZone® home video security system, and in April 2013, we closed the acquisition of the AirCard business of Sierra Wireless, Inc. The AirCard acquisition represents our largest acquisition, both in terms of consideration and headcount. Acquisitions involve numerous risks and challenges, including but not limited to the following:

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

We are also subject to examination by the Internal Revenue Service, or IRS, and other tax authorities, including state revenue agencies and other foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

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

We hedge our exposure to fluctuations in foreign currency exchange rates as a response to the risk of changes in the value of foreign currency-denominated assets and liabilities. We may enter into foreign currency forward contracts or other instruments, the majority of which mature within approximately five months. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. In addition, we hedge to reduce the impact of volatile exchange rates on net revenues, gross profit and operating profit for limited periods of time. However, the use of these hedging activities may only offset a portion of the adverse financial effect resulting from unfavorable movements in foreign exchange rates.
Economic conditions are likely to materially adversely affect our revenue and results of operations.

Our business has been and may continue to be affected by a number of factors that are beyond our control such as general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for networking products. A severe and/or prolonged economic downturn could adversely affect our customers' financial condition and the levels of business activity of our customers. Weakness in, and uncertainty about, global economic conditions may cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products.

In the recent past, slow economic growth throughout various regions worldwide, especially in Europe, presented significant challenges to our business. For example, we believe that decreased demand in Europe adversely impacted our net revenue in all three of our business units during fiscal 2013, relative to prior periods. If conditions in the global economy, including Europe, Australia and the United States, or other key vertical or geographic markets do not fully recover, such conditions could have a material adverse impact on our business, operating results and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and even Italy, has had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, the recovery of the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered or reversed, which could have a material adverse effect on us. For example, the aggregate number of resellers of our products decreased during the third quarter of 2012; we believe this was caused by the difficult worldwide economic environment, and especially the difficulties experienced in Europe. There could also be a number of other follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

In addition, we offer a comprehensive online cloud monitoring service paired with our Arlo Smart Home security cameras. If hackers compromise this cloud service, or if customer confidential information is accessed without authorization, our business will be harmed. Furthermore, operating an online cloud service is a relatively new business for us and we may not have the expertise to properly manage risks related to data security and systems security. If we are unable to successfully prevent breaches of security relating to our cloud service or customer private information, including customer videos and customer personal identification information, management would need to spend increasing amounts of time and effort in this area, and our business would be harmed.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 9, Commitments and Contingencies, in notes to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

In the past, there have been bankruptcies amongst our customer base, and certain of our customers’ businesses face financial challenges that put them at risk of future bankruptcies. For example, our customer RadioShack Corp. recently filed for Chapter 11 bankruptcy protection. Although any resulting loss has not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. To the degree that turmoil in the credit markets makes it more difficult for some customers to obtain financing, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

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

International sales comprise a significant amount of our overall net revenue. International sales were 46% of overall net revenue in fiscal year 2014 and 44% in fiscal year 2013. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease entered into in February 2006 and expiring in December 2026. Our international sales personnel are based out of local sales offices or home offices in Austria, Australia, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Poland, Russia, Singapore, Spain, Sweden, Switzerland, the Netherlands, the United Arab Emirates, and the United Kingdom. We also have operations personnel using a leased facility in Hong Kong. We also maintain research and development facilities in Atlanta, Carlsbad, Chicago, Beijing and Nanjing China, Richmond B.C., and in Taipei, Taiwan. From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities provide suitable space for our operations and are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth. We have invested in internal capacity and strategic relationships with outside manufacturing vendors as needed to meet anticipated demand for our products.

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

Market Information

Our common stock is publicly traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "NTGR". The following table sets forth for the indicated periods the high and low intraday sales prices for our common stock on the Nasdaq. Such information reflects interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$36.27	$30.16
Second Quarter	35.75	31.20
Third Quarter	35.40	30.80
Fourth Quarter	36.70	29.70

Fiscal Year Ended December 31, 2013	High	Low
First Quarter	$40.97	$32.10
Second Quarter	34.25	26.82
Third Quarter	33.90	28.13
Fourth Quarter	33.45	28.21

Company Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from December 31, 2009 through December 31, 2014 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

Holders of Common Stock

On February 17, 2015, there were 22 stockholders of record.

The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2014 - October 26, 2014	735,918	$31.18	706,162	3,000,000
October 27, 2014 - November 23, 2014	726	$34.04	—	3,000,000
November 24, 2014 - December 31, 2014	1,261	$34.96	—	3,000,000
Total	737,905	$31.19	706,162

(1)
On October 21, 2008, the Board of Directors authorized the repurchase of up to 6.0 million shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. On October 17, 2014, the Board of Directors authorized the management to repurchase up to 3.0 million shares of our outstanding common stock. This is incremental to the remaining shares on our previous share repurchase program. During the three months ended December 31, 2014, we repurchased and retired, reported based on trade date, approximately 0.7 million shares of common stock at a cost of $22.0 million under this authorization.

(2)
During the three months ended December 31, 2014, we repurchased and retired, as reported on trade date, approximately 32,000 shares of common stock at a cost of $1.0 million to help facilitate tax withholding for RSUs.

Refer to Note 10, Stockholders' Equity, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our stock repurchase programs.

Item 6.	Selected Financial Data

The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with, the consolidated financial statements and related notes thereto, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

We derived the selected consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements appearing elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2014 (1)	2013 (1)	2012	2011	2010
	(In thousands, except per share data)
Net revenue	$1,393,515	$1,369,633	$1,271,921	$1,181,018	$902,052
Cost of revenue (3)	995,597	976,018	888,368	811,572	602,805
Gross profit	397,918	393,615	383,553	369,446	299,247
Operating expenses:
Research and development (3)	90,902	85,168	61,066	48,699	39,972
Sales and marketing (3)	157,017	153,804	149,766	154,562	131,570
General and administrative (3)	46,552	48,915	45,027	39,423	36,220
Restructuring and other charges	2,209	5,335	1,190	2,094	(88)
Litigation reserves, net	(1,011)	5,354	390	(201)	211
Goodwill impairment charges	74,196	—	—	—	—
Intangibles impairment charges	—	2,000	—	—	—
Total operating expenses	369,865	300,576	257,439	244,577	207,885
Income from operations	28,053	93,039	126,114	124,869	91,362
Interest income	253	400	498	477	426
Other income (expense), net	2,455	(457)	2,670	(1,136)	(564)
Income before income taxes	30,761	92,982	129,282	124,210	91,224
Provision for income taxes	21,973	37,765	42,743	32,842	40,315
Net income	$8,788	$55,217	$86,539	$91,368	$50,909
Net income per share:
Basic (2)	$0.25	$1.44	$2.27	$2.46	$1.44
Diluted (2)	$0.24	$1.42	$2.23	$2.41	$1.41

(1)	Includes the impact of AirCard acquisition. Refer to Note 2 Business Acquisitions in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2)	Information regarding calculation of per share data is described in Note 6, Net Income Per Share, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

(3)	Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Cost of revenue	$2,037	$1,577	$1,347	$999	$913
Research and development	4,916	3,943	2,787	2,476	2,271
Sales and marketing	6,168	5,379	4,751	5,136	4,710
General and administrative	6,893	6,563	5,487	5,151	4,307

Consolidated Balance Sheet Data:

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Cash, cash equivalents and short-term investments	$257,129	$248,154	$376,877	$353,695	$270,737
Working capital	$518,849	$500,028	$603,279	$525,268	$413,321
Total assets	$1,048,687	$1,093,930	$1,034,569	$971,370	$780,321
Total current liabilities	$304,116	$300,083	$260,930	$308,961	$254,723
Total non-current liabilities	$23,006	$20,064	$19,028	$23,652	$25,162
Total stockholders' equity	$721,565	$773,783	$754,611	$638,757	$500,436

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate in three specific business segments: retail, commercial, and service provider. Each business unit is managed by a Senior Vice President/General Manager. We believe this structure enables us to better focus our efforts on our core customer segments and allows us to be more nimble and opportunistic as a company overall. Our CEO began temporarily serving as interim general manager of the retail business unit in March 2014 and as interim general manager of the service provider business unit in February 2015 due to the previous general managers' departures from the Company. Our CEO will continue to serve as interim general manager of both business units until replacements are appointed. The retail business unit is focused on individual consumers and consists of high performance, dependable and easy-to-use home networking, home video security, storage and digital media products. The commercial business unit is focused on small and medium-sized businesses and consists of business networking, storage and security solutions that bring enterprise class functionality at an affordable price. The service provider business unit is focused on the service provider market and consists of made-to-order and retail-proven whole home networking hardware and software solutions, as well as 4G LTE hotspots sold to service providers for sale to their subscribers. We conduct business across three geographic regions: Americas, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

The retail, commercial business, and broadband service provider markets are intensely competitive and subject to rapid technological change. We believe that the principal competitive factors in the retail, commercial, and service provider markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and enhancing our current products while continuing to expand our channels and maintaining customer satisfaction worldwide.

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Fry’s Electronics, K-mart, Sears, Staples, Target, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), Dick Smith (Australia), JB HiFi (Australia), Elkjop (Norway) and Lenovo (China). Online retailers include Amazon.com, Dell, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future.

We experienced revenue growth of 1.7% during the year ended December 31, 2014. The increase in net revenue was primarily attributable to increased sales of our mobile products acquired through our acquisition of AirCard and broadband gateways, partially offset by a decrease in sales of our multimedia products. On a geographic basis, net revenue increased in the APAC region, driven primarily by an increase in sales of our mobile, home wireless and broadband gateway products, partially offset by a reduction in sales of our small business wireless products. Net revenue increased in the EMEA region, driven primarily by an increase in sales of our broadband gateways, partially offset by a reduction in sales of our mobile products. Net revenue decreased in the Americas region, driven primarily by a reduction in sales of our home wireless, multimedia, home security and automation products and switches, partially offset by an increase in sales of our mobile products. On a segment basis, service provider net revenue increased, primarily due to an increase in gross shipments of mobile products, as a result of the AirCard acquisition which was completed on April 2, 2013. Retail net revenue decreased slightly, due primarily to a reduction in gross shipments of our multimedia and powerline products, partially offset by an increase in gross shipments of home wireless products and broadband gateways. Commercial net revenue decreased from prior year, due primarily to a reduction in gross shipments of our network storage and wireless products, partially offset by an increase in shipments of switches.

In the fourth quarter of fiscal year 2014, we saw a decline in net revenue in the service provider reporting unit. According to our customers, purchase constraints will tighten further in 2015 and for the foreseeable future. Due to the decline in the estimated fair value of the business as a result of the decline in the long-term revenue and profitability projections of the reporting unit, we recorded a goodwill impairment charge of $74.2 million related to the service provider business unit in the fourth quarter of fiscal year 2014.

Looking forward, we expect growth in retail business unit mainly driven by continued introduction and wider adoption of our new 802.11 ac technology, accelerated penetration of home security automation products and establishment in cable gateway market. We expect growth in our commercial business unit driven by sales of our 10Gig switches, PoE switches, storage and wireless products among small and medium-sized businesses and end users. Although service provider results remained strong for the first three quarters of 2014, we expect revenue will continue to decline due to further weakness in capital expense spending by certain service providers in both North America and in Europe. We also expect to incur restructuring charges of between $7.0 and $9.0 million during the first half of 2015, as part of a plan to reduce the cost structure of the service provider business unit and supporting functions to match the reduced revenue outlook and to concentrate resources on long-term and profitable accounts. We remain focused on improving profitability, while investing in key strategic growth areas. The areas that we are targeting continue to be mobile LTE, 802.11ac, home security and automation and the under-served small and medium-sized business market.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of these financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. Actual results could differ significantly from these estimates. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. Note 1, The Company and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of the consolidated financial statements. We have listed below our critical accounting policies that we believe to have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Revenue Recognition

Refer to Note 1, The Company and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion of our revenue recognition policies. Revenue from product sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for some of our customers, title passes to the customer upon delivery to the port or country of destination, upon their receipt of the product, or upon the customer’s resale of the product. At the end of each fiscal quarter, we estimate and defer revenue related to product where title has not transferred. The revenue continues to be deferred until such time that title passes to the customer. We have not made any material changes in the accounting methodology we use to estimate deferred revenue related to product where title has not transferred. We do not believe there will be a material change in the future estimates or assumptions used in our estimate of deferred revenue. We assess collectability based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the creditworthiness of the customer. If we determine that collection of the corresponding receivable is not reasonably assured, we defer the recognition of revenue until receipt of payment.

Allowances for Warranty Obligations, Returns due to Stock Rotation, Sales Incentives and Doubtful Accounts

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

Valuation of Inventory

We value our inventory at the lower of cost or market, cost being determined using the first-in, first-out method. We continually assess the value of our inventory and will periodically write down its value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. On a quarterly basis, we review inventory quantities on hand and on order under non-cancelable purchase commitments, including consignment inventory, in comparison to our estimated forecast of product demand for the next nine months to determine what inventory, if any, are not saleable. Our analysis is based on the demand forecast but takes into account market conditions, product development plans, product life expectancy and other factors. Based on this analysis, we write down the affected inventory value for estimated excess and obsolescence charges. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As demonstrated during prior years, demand for our products can fluctuate significantly. If actual demand is lower than our forecasted demand and we fail to reduce our manufacturing accordingly, we could be required to write down the value of additional inventory, which would have a negative effect on our gross profit.

Goodwill

Goodwill represents the purchase price over estimated fair value of net assets of businesses acquired in a business combination. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually on the first day of the fourth quarter. Should certain events or indicators of impairment occur between annual impairment tests, we will perform the impairment test as those events or indicators occur. Examples of such events or circumstances include the following: a significant decline in our expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in the business climate, and slower growth rates.

Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying value. We identified the reporting units as retail, commercial and service provider reporting units, as this is the lowest level for which discrete financial information is available and segment management regularly reviews the operating results. The qualitative assessment considers the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in our share price. If the reporting unit does not pass the qualitative assessment, we estimate our fair value and compare the fair value with the carrying value of our net assets. If the fair value is greater than the carrying value of our net assets, no impairment results. If the fair value is less than our carrying value, we would determine the fair value of the goodwill by comparing the implied fair value to the carrying value of the goodwill in the same manner as if the business unit were being acquired in a business combination. Specifically, we would allocate the fair value to all of our assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded to earnings in the consolidated statements of operations.

In the fourth fiscal quarter of 2014, we completed the annual impairment test of goodwill. The test was performed as of the first day of the fourth quarter, or September 29, 2014.

We performed a qualitative test for goodwill impairment of the retail and commercial reporting units as of September 29, 2014. Based upon the results of the qualitative testing, the respective fair values of the retail and commercial reporting units were substantially in excess of these reporting units’ carrying values. We believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values and therefore performing the first step of the two-step impairment test for the retail and commercial reporting units was unnecessary. No goodwill impairment was recognized for the retail and commercial reporting units in the years ended December 31, 2014, 2013 or 2012.

In the fourth quarter of fiscal year 2014, we saw a decline in net revenue in the service provider reporting unit. According to our customers, purchase constraints will tighten further in 2015 and for the foreseeable future. Due to the decline in the long-term revenue and profit outlook, we identified our service provider reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test and therefore elected to bypass the qualitative assessment and proceed directly to estimating the fair value of net assets for the service provider reporting unit. In the fourth fiscal quarter of 2014, we performed a quantitative test ("Step 1") for goodwill impairment of the service provider reporting unit as of September 29, 2014. The fair value of the reporting unit was determined placing an equal weighting of 50 percent on the income approach and market approach indications of value. Under the income approach, we calculated the fair value based on the present value of the estimated cash flows. Cash flow projections were based on management's estimates of revenue growth rates and net operating income margins, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium, and business-specific characteristics related to the business's ability to execute on the projected cash flows. Under the market approach, we evaluated the fair value based on forward-looking earnings multiples derived from comparable publicly-traded companies with similar market position and size as the reporting unit. The unobservable inputs used to measure the fair value included projected revenue growth rates, the weighted average cost of capital, the normalized working capital level, capital expenditures assumptions, profitability projections, control premium, the determination of appropriate market comparison companies and terminal growth rates. The results of the quantitative test indicated the service provider reporting unit's carrying value exceeded its estimated fair value, and therefore a second phase of the goodwill impairment test ("Step 2") was performed specific to this reporting unit. Under Step 2, we determined the fair value of the goodwill by comparing the implied fair value to the carrying value of the goodwill in the same manner as if the reporting unit were being acquired in a business combination. Specifically, we allocated the fair value to all of our assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculated the implied fair value of goodwill. Based on the results of this step, the implied fair value of goodwill was less than zero and therefore the entire goodwill balance in the service provider reporting unit was impaired. We recorded an impairment charge of $74.2 million related to the service provider reporting unit in the year ended December 31, 2014.

For retail and commercial reporting units, we do not believe it is likely that there will be a material change in the estimates or assumptions we use to test for impairment losses on goodwill. However, if the actual results are not consistent with our estimates or assumptions, we may be exposed to a future impairment charge that could be material.

Intangibles, Net

Purchased intangibles with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from four to ten years. Finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.

In the fourth quarter of fiscal year 2014, we saw a decline in net revenue in the service provider reporting unit. According to our customers, purchase constraints will tighten further in 2015 and for the foreseeable future. Due to the decline in the long-term revenue and profit outlook, we performed the recoverability test of the long-lived assets within the service provider reporting unit. We estimated the undiscounted future cash flows directly associated with each asset group and compared the amounts to the carrying value of each asset group. Based on the results of the recoverability test, the sum of undiscounted future cash flows was greater than the carrying value of each asset group and therefore no impairment was recorded. We also reviewed the depreciation and amortization policies for the long-lived asset groups and ensured the remaining useful lives are appropriate.

Purchased intangibles determined to have indefinite useful lives are not amortized. Indefinite-lived intangibles, namely in-process research and development (“IPR&D”), are reviewed for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for indefinite-lived assets that management expects to hold and use is based on the fair value of the asset. Indefinite-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

In the third quarter of 2013, we recorded an impairment charge of $2.0 million related to the abandonment of certain IPR&D projects obtained in AirCard acquisition in 2013. As of June 29, 2014, all of the remaining IPR&D had reached technical feasibility and was reclassified to definite-lived intangibles with an estimated useful life of four years. We recorded no other impairments of long-lived assets in the years ended December 31, 2014, 2013 or 2012.

Property and Equipment, Net

Property and equipment are stated at historical cost, less accumulated depreciation. We will perform an impairment test if certain events or indicators of impairment occur. Examples of such events or circumstances include the following: a significant decline in our expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in the business climate, and slower growth rates. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were not material for the years ended December 31, 2014, 2013 and 2012.

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing our future taxable income on a jurisdictional basis, we consider the effect of its transfer pricing policies on that income. During the year ended December 31, 2014, a valuation allowance was placed against California deferred tax assets since the recovery of the assets is uncertain. We believe that all of our other deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

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

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Year Ended December 31,
	2014		2013		2012
	(In thousands, except percentage data)
Net revenue	$1,393,515	100.0%	$1,369,633	100.0%	$1,271,921	100.0%
Cost of revenue	995,597	71.4%	976,018	71.3%	888,368	69.8%
Gross profit	397,918	28.6%	393,615	28.7%	383,553	30.2%
Operating expenses:
Research and development	90,902	6.5%	85,168	6.2%	61,066	4.8%
Sales and marketing	157,017	11.4%	153,804	11.2%	149,766	11.9%
General and administrative	46,552	3.3%	48,915	3.6%	45,027	3.5%
Restructuring and other charges	2,209	0.2%	5,335	0.4%	1,190	0.1%
Litigation reserves, net	(1,011)	(0.1)%	5,354	0.4%	390	0.0%
Goodwill impairment charges	74,196	5.3%	—	—%	—	—%
Intangibles impairment charges	—	—%	2,000	0.1%	—	—%
Total operating expenses	369,865	26.6%	300,576	21.9%	257,439	20.3%
Income from operations	28,053	2.0%	93,039	6.8%	126,114	9.9%
Interest income	253	0.0%	400	0.0%	498	0.1%
Other income (expense), net	2,455	0.2%	(457)	0.0%	2,670	0.2%
Income before income taxes	30,761	2.2%	92,982	6.8%	129,282	10.2%
Provision for income taxes	21,973	1.6%	37,765	2.8%	42,743	3.4%
Net income	$8,788	0.6%	$55,217	4.0%	$86,539	6.8%

Net Revenue by Geographic Region

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

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, except percentage data)
Americas	$770,890	(2.3)%	$789,318	16.2%	$679,419
Percentage of net revenue	55.3%		57.7%		53.4%
EMEA	$421,887	2.2%	$412,688	(9.8)%	$457,724
Percentage of net revenue	30.3%		30.1%		36.0%
APAC	$200,738	19.8%	$167,627	24.4%	$134,778
Percentage of net revenue	14.4%		12.2%		10.6%
Total net revenue	$1,393,515	1.7%	$1,369,633	7.7%	$1,271,921

2014 vs 2013

The decrease in Americas net revenue for the year ended December 31, 2014 compared to the prior year was driven primarily by a reduction in sales of our home wireless, multimedia, home security and automation products and switches, partially offset by an increase in sales of our mobile products and broadband gateways. Net revenue for mobile products increased for the year ended December 31, 2014 as a result of the AirCard acquisition which was completed on April 2, 2013. In contrast to 2013, the positive effect of the acquisition is included in our results of the entire year ended December 31, 2014. In our retail and distribution channels, we continue to see strong demand for our products. However, we are managing our inventory levels at our U.S. retail partners to be more aligned with historic levels, which has contributed to the decline in the Americas net revenue for the year ended December 31, 2014 compared to the prior year.

The increase in EMEA net revenue for the year ended December 31, 2014 compared to the prior year was driven primarily by an increase in sales of our switches and broadband gateways, partially offset by a reduction in sales of our mobile products. The increase in EMEA net revenue was primarily driven by sales to our service provider customers in fiscal 2014. We expect service provider revenue in EMEA to decrease in fiscal year 2015. These positive effects to net revenue in fiscal year 2014 were partially offset by challenges resulting from the macro-economic environment, increased competition and pricing pressures in Europe, and weakening of foreign currencies compared to the U.S. dollar.

The increase in APAC net revenue for the year ended December 31, 2014 compared to the prior year was driven primarily by an increase in sales of our mobile, home wireless and broadband gateway products, partially offset by a reduction in sales of our small business wireless products. Net revenue for mobile products specifically increased for the year ended December 31, 2014 as a result of the AirCard acquisition which was completed on April 2, 2013. In contrast to 2013, the positive effect of the acquisition is included in our results for the entire year ended December 31, 2014.

2013 vs 2012

The increase in Americas net revenue for the year ended December 31, 2013 compared to the prior year was primarily attributable to increased sales of our mobile, home security and automation products and switches, partially offset by a decrease in sales of our broadband gateways. Net revenue for mobile products increased for the year ended December 31, 2013 as a result of the AirCard acquisition which was completed in April 2, 2013.

The decrease in EMEA net revenue for the year ended December 31, 2013 compared to the prior year was primarily attributable to a decrease in sales of our broadband gateways and home wireless products. Net revenue for broadband gateways decreased for the year ended December 31, 2013 due, in part, to consolidation among European cable operators in Europe in the second half of the year.

The increase in APAC net revenue for the year ended December 31, 2013 compared to the prior year was primarily attributable to increased sales of our mobile products, home wireless products and switches, partially offset by a decrease in sales of our broadband gateways. Net revenue for mobile products increased for the year ended December 31, 2013 as a result of the AirCard acquisition which was completed in April 2, 2013.

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

We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other sales incentives, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight, conversion costs, charges for excess or obsolete inventory and amortization of acquired intangibles . The following table presents costs of revenue and gross margin, for the periods indicated:

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, except percentage data)
Cost of revenue	$995,597	2.0%	$976,018	9.9%	$888,368
Gross margin percentage	28.6%		28.7%		30.2%

2014 vs 2013

Cost of revenue increased for the year ended December 31, 2014 compared to the prior year due primarily to the increase in net revenue and related product costs driven by higher shipments, combined with an increase in excess and obsolete inventory charges of $7.5 million.
Our gross margin slightly decreased for the year ended December 31, 2014 compared to the prior year primarily attributable to the slight increase in segment product mix toward service provider, which generally maintains lower margins. Net revenue from service providers increased as a percentage of net revenue to 41.6% in the year ended December 31, 2014, compared to 40.0% in the prior year.
We expect gross margin percentage to increase slightly in the near term, as we expect less net revenue from our service provider business unit as a percentage of total net revenue, which generally carries lower margins than the retail and commercial business units. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties fluctuations in freight and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty and recall costs; and the timing of sales, particularly to service providers which generally carry lower margins.
2013 vs 2012

Cost of revenue increased for the year ended December 31, 2013 compared to the prior year due primarily to the increase in net revenue and related product costs driven by higher shipments, combined with increases of $4.0 million in intangibles amortization expense, primarily attributable to assets acquired from AirCard and Arada, $3.5 million increase in freight costs, and $3.3 million in excess and obsolete inventory charges.

Our gross margin decreased for the year ended December 31, 2013 compared to the prior year due primarily to relatively faster growth in revenue from service providers, which generally carries lower gross margins than our other products. Sales to service providers increased as a percentage of net revenue to 40.0% for the year ended December 31, 2013, compared to 36.1% for the year ended December 31, 2012, which was primarily attributable to our acquisition of AirCard.
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

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, except percentage data)
Research and development expense	$90,902	6.7%	$85,168	39.5%	$61,066

2014 vs 2013

Research and development expense increased for the year ended December 31, 2014 compared to the prior year due primarily to an increase of $3.9 million in personnel and facility-related expenses driven by the overall growth in research and development headcount in comparison to prior year, and an increase of $2.6 million in variable compensation. The average headcount for the year ended December 31, 2014 increased to 352 from 339 in the prior year as the additional headcount from the AirCard and Arada acquisitions were included in three quarters of 2013 as compared to the entire year in 2014.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We continue to invest in research and development to expand our cloud platform capabilities, grow our home security camera and home automation device portfolio, and develop innovative whole home WiFi coverage solutions. In the near term, we expect research and development expenses as a percentage of net revenue will be consistent with fiscal year 2014 as we are allocating resources in the key areas that we expect will drive future growth and profitability. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of revenue depending on actual revenues achieved in any given quarter.

2013 vs 2012

Research and development expenses increased for the year ended December 31, 2013 compared to the prior year due primarily to significant growth in research and development headcount as a result of our acquisitions during the second quarter of 2013. Personnel and facility-related expenses increased by $22.9 million, and expenses related to projects and outside professional services also increased by $2.3 million. These increases were partially offset by a decrease in variable compensation of $0.9 million. Headcount increased by 104 employees to 355 employees at December 31, 2013 compared to 251 employees at December 31, 2012.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, except percentage data)
Sales and marketing expense	$157,017	2.1%	$153,804	2.7%	$149,766

2014 vs 2013

Sales and marketing expense increased for the year ended December 31, 2014 compared to the prior year due primarily to an increase of $1.6 million in personnel-related expense, driven primarily by additional stock-based compensation expense recognized relating to the modification of equity awards in connection with the departure of the retail business unit general manager, $1.4 million in variable compensation expense, $1.2 million in marketing expenses and $0.7 million in intangibles amortization, partially offset by a decrease of $2.3 million in projects and professional services. Headcount decreased by 10 employees to 377 employees at December 31, 2014 compared to 387 employees at December 31, 2013.

We expect our sales and marketing expenses to remain consistent with fiscal year 2014 as a percentage of net revenue. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we introduce new products.

2013 vs 2012

Sales and marketing expense increased for the year ended December 31, 2013 compared to the prior year due primarily to an increase of $6.4 million in intangibles amortization expense, largely related to intangibles acquired from AirCard, and $1.1 million in personnel and facility related expenses. These increases were partially offset by a decrease of $1.7 million in variable compensation expenses, $0.7 million in projects and outside professional services, $0.6 million in marketing expenses and $0.5 million in freight costs. Headcount increased by 35 employees to 387 employees at December 31, 2013 compared to 352 employees at December 31, 2012.

General and Administrative Expense

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, except percentage data)
General and administrative expense	$46,552	(4.8)%	$48,915	8.6%	$45,027

2014 vs 2013

General and administrative expense decreased for the year ended December 31, 2014 compared to the prior year due primarily to a $3.5 million decrease in outside professional services, primarily resulting from litigation and merger and acquisition services incurred in 2013 that were not repeated in 2014, partially offset by a $1.3 million increase in variable compensation expense. Headcount increased by 12 employees to 156 employees at December 31, 2014 compared to 144 employees at December 31, 2013.

We expect our general and administrative expenses to remain consistent with fiscal year 2014 in absolute dollar value in the near term but they could fluctuate depending on a number of factors, including the level and timing of expenditures associated with the litigation described in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

2013 vs 2012

General and administrative expenses increased for the year ended December 31, 2013 compared to the prior year due primarily to a $3.9 million increase in outside legal services due to additional litigation and merger and acquisition activity in 2013, and a $1.4 million increase in personnel and facility-related expenses. These increases were partially offset by a $1.2 million decrease in variable compensation. Headcount increased by 16 employees to 144 employees at December 31, 2013 compared to 128 employees at December 31, 2012.

Restructuring and Other Charges

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, except percentage data)
Restructuring and other charges	$2,209	(58.6)%	$5,335	348.3%	$1,190

2014 vs 2013

Restructuring and other charges decreased for the year ended December 31, 2014 compared to the prior year. During the year ended December 31, 2014, we recognized a charge of $1.4 million relating primarily to expenses associated with the early termination of a lease agreement in Canada and a charge of $0.8 million primarily relating to one-time separation charges associated with the departure of the retail business unit general manager. During the year ended December 31, 2013, we recognized $3.3 million in one-time separation charges associated with the consolidation of certain teams and locations in effort to drive efficiencies and realign resources to better focus on key growth markets. In addition, we recognized $1.9 million in transition costs relating to the AirCard acquisition completed in the second quarter of 2013 and $0.2 million relating to an office lease exit liability.

In the first half of 2015, we expect to incur restructuring charges of between approximately $7.0 and $9.0 million related to the reduction of the cost structure of the service provider business unit and supporting functions. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our financial results could be negatively impacted.

2013 vs 2012

Restructuring and other charges increased for the year ended December 31, 2013 compared to the prior year. During the year ended December 31, 2013, we recognized $3.3 million in one-time separation charges associated with the consolidation of certain teams and locations to drive efficiencies and realign resources to better focus on key growth markets. In addition, we recognized $1.9 million in transition costs associated with the AirCard acquisition and $0.2 million relating to an office lease exit liability. During the year ended December 31, 2012, we recognized $1.2 million in charges, relating primarily to employee severance attributable to the consolidation of product groups and the consolidation of the EMEA sales team within our commercial business unit.

For a further discussion of restructuring and other charges, refer to Note 4, Restructuring and Other Charges, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Litigation Reserves, Net

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, except percentage data)
Litigation reserves, net	$(1,011)	(118.9)%	$5,354	**	$390
**Percentage data not meaningful

2014 vs 2013

We recognized $1.0 million benefits in litigation-related reserves during the year ended December 31, 2014 resulting from the adjustments made to decrease the accrued litigation reserves relating to Ericsson after the Federal Circuits issued its opinion and order in our appeal. In contrast, we recognized $5.4 million expenses during the year ended December 31, 2013 for costs relating primarily to the Ericsson and Ruckus litigation matters.

2013 vs 2012

We recognized $5.4 million in litigation-related charges during the year ended December 31, 2013 compared to $0.4 million in the prior year due primarily to estimated costs relating to the Ericsson and Ruckus litigations matters which were recorded in 2013. During the year ended December 31, 2012, we recorded $0.4 million for estimated costs relating to the settlement of various lawsuits.

For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Goodwill Impairment Charges

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, except percentage data)
Goodwill impairment charges	$74,196	**	$—	**	$—
**Percentage data not meaningful

We recognized a goodwill impairment charge of $74.2 million during the year ended December 31, 2014 related to our service provider business unit. The goodwill impairment was due to a decrease in the estimated fair value of the business resulting from a decline in the long-term revenue and profitability projections of the business.

We did not recognize any goodwill impairment charges during the years ended December 31, 2013 and 2012.

Refer to Note 3, Balance Sheet Components, for additional information regarding the Company's goodwill impairment assessment.

Intangibles Impairment Charges

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, except percentage data)
Intangibles impairment charges	$—	(100.0)%	$2,000	**	$—
**Percentage data not meaningful

We did not recognize any intangibles impairment charges during the year ended December 31, 2014. We recorded an intangibles impairment charge of $2.0 million during the year ended December 31, 2013 relating to the abandonment of certain IPR&D projects acquired in the AirCard acquisition. No impairment charges were recognized during the year ended December 31, 2012.

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

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income, net, for the periods indicated:

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, except percentage data)
Interest income	$253	(36.8)%	$400	(19.7)%	$498
Other income (expense), net	2,455	**	(457)	(117.1)%	2,670
Total interest income and other income, net	$2,708	**	$(57)	(101.8)%	$3,168
** Percentage change not meaningful.

2014 vs 2013

Interest income decreased for the year ended December 31, 2014 compared to the prior year due primarily to the decrease in our cash, cash equivalents and short term investment balance attributable to the AirCard and Arada acquisitions completed in the second quarter of 2013 and repurchase of shares in the fourth quarter of 2013 and fiscal year 2014.

Other income (expense), net increased for the year ended December 31, 2014 compared to the prior year due primarily to $2.8 million received relating to the execution of a litigation settlement agreement during the year, partially offset by foreign currency losses incurred.

Interest income and other expense, net will fluctuate due to changes in interest rates and returns on our cash, cash equivalents and short-term investments, any future impairment of investments, foreign currency rate fluctuations on hedged exposures, fluctuations in costs associated with our hedging program, gains and losses on asset disposals and timing of non-income based taxes and license fees. The cash balance could also decrease depending upon the amount of cash used in our stock repurchase activity, any future acquisitions and other factors which would also impact our interest income.

2013 vs 2012

Interest income decreased for the year ended December 31, 2013 compared to the prior year due primarily to the decrease in our cash balance, attributable to the AirCard and Arada acquisitions completed in the second quarter of 2013 and repurchase of shares in the fourth quarter of 2013.

Other income (expense), net, decreased for the year ended December 31, 2013 compared to the prior year due primarily to a $3.1 million gain on sale of cost method investment recognized in the year ended December 31, 2012, as compared to no gains recognized during the year ended December 31, 2013.

For details of our hedging program and related foreign currency contracts, refer to Note 5, Derivative Financial Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion.

Provision for Income Taxes

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, except percentage data)
Provision for income taxes	$21,973	(41.8)%	$37,765	(11.6)%	$42,743
Effective tax rate	71.4%		40.6%		33.1%

2014 vs 2013

Provision for income taxes decreased for the year ended December 31, 2014 compared to the prior year due primarily to lower pretax income. The effective tax rate for the year ended December 31, 2014 differed from the U.S. statutory rate of 35% due to earnings from foreign jurisdictions, impairment of goodwill not deductible for tax, valuation allowance established to reduce certain deferred tax assets, state taxes, tax credits and non-deductible expenses. The effective tax rate for December 31, 2013 differed from the U.S. statutory rate of 35% due to the same items with the exception of the goodwill impairment and the valuation allowance. For the year ended December 31, 2014, tax on earnings from foreign operations increased the effective tax rate by 19.8 percentage points compared to an increase of 3.9 percentage points for 2013. The increase in the effective tax rate from earnings of foreign operations in 2014 compared to 2013 resulted from the tax effect of non-deductible losses caused by the impairment of goodwill in foreign jurisdictions where no benefit can be claimed. The 2014 effective tax rate was increased by 7.8 percentage points for goodwill impairments that are not deductible for U.S. federal and state tax purposes.

2013 vs 2012

Provision for income taxes decreased for the year ended December 31, 2013 compared the prior year due primarily to lower consolidated pretax income. The effective tax rate for both periods differed from the U.S. statutory rate of 35% due to earnings from foreign jurisdictions, state taxes, tax credits and non-deductible expenses. For the year ended December 31, 2013, tax on earnings from foreign operations increased the effective tax rate by 3.9 percentage points compared to a decrease of 4.8 percentage points for 2012. The increase in the effective tax rate from earnings of foreign operations in 2013 compared to 2012 resulted from the tax effect of non-deductible losses in foreign jurisdictions where no benefit can be claimed as well as increases in accruals for uncertain tax positions in foreign jurisdictions. The tax rate increase was partially offset by the recognition of a tax benefit for the 2012 U.S. federal research credit. On January 2, 2013 the American Taxpayer Relief Act of 2012 reinstated the research credit, retroactive to January 1, 2012. Accordingly, the entire benefit for the 2012 research credit of approximately $0.8 million was recognized in 2013.

Segment Information

A description of our products and services, as well as segment financial data, for each segment can be found in Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Retail

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(in thousands, except percentage data)
Net revenue	$508,100	(0.4)%	$509,924	1.0%	$504,797
Percentage of net revenue	36.5%		37.3%		39.7%
Contribution income	76,266	3.9%	73,418	(15.4)%	86,808
Contribution margin	15.0%		14.4%		17.2%

2014 vs 2013

Retail net revenue decreased for the year ended December 31, 2014 compared to the prior year due primarily to a reduction in gross shipments of our multimedia and powerline products, partially offset by an increase in gross shipments of home wireless products and broadband gateways. Geographically, we experienced an increase in APAC and a decrease in EMEA and the Americas. We continue to see strong end-user demand for our retail products, however our net revenue was partially constrained by a reduction in weeks of inventory on-hand with our U.S retail channel partners.

Contribution income increased for the year ended December 31, 2014 compared to the prior year due primarily to the reduction of $4.3 million in operating expenses, primarily driven by a decrease in product marketing expenses.

2013 vs 2012

Retail net revenue increased for the year ended December 31, 2013 compared to the prior year due primarily to increased sales of our multimedia products, home security and automation products, and mobile products, partially offset by a decrease in home wireless products.

Contribution income decreased for the year ended December 31, 2013 compared to the prior year due primarily to increased cost of revenues driven by an increase in freight and warranty costs, and an unfavorable product mix.

Commercial

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(in thousands, except percentage data)
Net revenue	$305,677	(1.8)%	$311,261	1.1%	$307,945
Percentage of net revenue	21.9%		22.7%		24.2%
Contribution income	70,810	6.5%	66,506	(1.9)%	67,826
Contribution margin	23.2%		21.4%		22.0%

2014 vs 2013

Commercial net revenue decreased for the year ended December 31, 2014 compared to the prior year due primarily to a reduction in gross shipments of our network storage and wireless products, partially offset by an increase in shipments of switches. Geographically, we experienced an increase in EMEA and a decrease in the Americas and APAC. Commercial net revenue was negatively impacted by increased competition, particularly in our network storage products.

Contribution income increased for the year ended December 31, 2014 compared to the prior year due primarily to a reduction in freight costs of $2.4 million and a reduction of $1.2 million in warranty costs, partially offset by the reduction in net revenue for the year ended December 31, 2014 compared to the prior year.

2013 vs 2012

Commercial net revenue increased for the year ended December 31, 2013 compared to the prior year primarily due to increased sales of our switches, partially offset by a decrease in sales of our wireless products.

Contribution income decreased for the year ended December 31, 2013 compared to the prior year due primarily to an increase in cost of revenues driven by increased freight and warranty costs. The decrease in contribution income as a result of the increase in cost of revenues was partially offset by a reduction in sales and marketing and research and development costs.

Service Provider

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(in thousands, except percentage data)
Net revenue	$579,738	5.7%	$548,448	19.4%	$459,179
Percentage of net revenue	41.6%		40.0%		36.1%
Contribution income	47,547	(7.9)%	51,620	26.5%	40,794
Contribution margin	8.2%		9.4%		8.9%

2014 vs 2013

Service provider net revenue increased for the year ended December 31, 2014 compared to the prior year due primarily to an increase in gross shipments of our mobile products. Net revenue for mobile products increased for the year ended December

31, 2014 as a result of the AirCard acquisition which was completed on April 2, 2013. In contrast to 2013, the positive effect of the acquisition is included in our results for the entire year of 2014. Although service provider results remained strong for the first three quarters of 2014, we expect revenue will continue to decline due to further weakness in capital expense spending by certain service providers in both North America and in Europe.

Contribution income decreased for the year ended December 31, 2014 compared to the prior year due primarily to the increase in operating expenses of $6.4 million, primarily relating to research and development and sales and marketing, and an increase in charges for excess and obsolete inventory. These expenses were partially offset by the increase in gross profit attributable to net revenue growth compared to the prior year.

2013 vs 2012

Service provider net revenue increased for the year ended December 31, 2013 compared to the prior year due primarily to increased sales of our mobile products and home security and automation products, partially offset by a decrease in sales of our broadband gateways. Net revenue for mobile products increased for the year ended December 31, 2013 as a result of the AirCard acquisition which was completed on April 2, 2013. The decrease in sales of our broadband gateways was partially due to consolidation among cable operators in Europe in the second half of 2013.

Contribution income increased for the year ended December 31, 2013 compared to the prior year due primarily to an increase in gross profit, largely attributable to revenue growth, partially offset by an increase in excess and obsolete inventory charges and increased research and development costs.

Liquidity and Capital Resources

As of December 31, 2014, we had cash, cash equivalents and short-term investments totaling $257.1 million. Our cash and cash equivalents balance decreased from $143.0 million as of December 31, 2013 to $141.2 million as of December 31, 2014. Our short-term investments, which represent the investment of funds available for current operations, increased from $105.1 million as of December 31, 2013 to $115.9 million as of December 31, 2014, resulting from net purchases of treasuries. Operating activities during the year ended December 31, 2014 generated cash of $109.0 million, compared to $86.9 million in 2013, resulting primarily from an increase in net income when excluding the $74.2 million of non-cash goodwill impairment charge. Investing activities during the year ended December 31, 2014 used $30.7 million, mainly due to purchases of property and equipment, and net purchases of short-term investments. During the year ended December 31, 2014, financing activities used cash of $80.0 million, primarily due to the repurchase of common stock, partially offset by proceeds from the issuance of common stock upon exercise of stock options and our employee stock purchase program.

Our days sales outstanding ("DSO") as of December 31, 2014 was 73 days, an increase from 69 days as of December 31, 2013. DSO of 73 days is in the normal range for the fourth quarter of the year.

Our accounts payable decreased from $114.5 million at December 31, 2013 to $106.4 million at December 31, 2014, primarily as a result of timing of payments.

Inventory decreased from $224.5 million at December 31, 2013 to $222.9 million at December 31, 2014. Ending inventory turns decreased to 4.5 turns in the three months ended December 31, 2014, slightly down from 4.6 turns in the three months ended December 31, 2013.

We enter into foreign currency forward-exchange contracts, which typically mature in three to five months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record on the consolidated balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our consolidated statements of operations and in our consolidated balance sheets. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other income (expense), net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are designated cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within accumulated other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.

On October 21, 2008, the Board of Directors authorized management to repurchase up to 6.0 million shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. On October 17, 2014, the Board of Directors authorized management to repurchase up to 3.0 million shares of our outstanding common stock, incremental to the remaining shares under on our previous share repurchase program. During the year ended December 31, 2014, we repurchased and retired, reported based on trade date, approximately 2.8 million shares of common stock at a cost of $90.6 million under this authorization. This leaves 3.0 million shares remaining in our buyback program and we expect to continue to repurchase opportunistically. During the year ended December 31, 2013, we repurchased and retired, reported based on trade date, approximately 2.0 million shares of common stock at a cost of $63.1 million under this authorization. We did not repurchase any shares during the year ended December 31, 2012.

We also repurchased, as reported on trade date, approximately 82,000 shares of common stock at a cost of $2.6 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the year ended December 31, 2014. Similarly, during the years ended December 31, 2013 and December 31, 2012, we repurchased, as reported on trade date, approximately 14,000 shares of common stock at a cost of $0.5 million and 22,000 shares of common stock at a cost of $0.9 million, respectively, under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Backlog

As of December 31, 2014, we had a backlog of approximately $114.6 million, compared to approximately $139.4 million as of December 31, 2013, primarily due to product demand required in the future. Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with minimal penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net revenue for any succeeding period.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table describes our commitments to settle non-cancelable lease and purchase commitments as of December 31, 2014 (in thousands).

	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
Operating leases	$9,760	$13,687	$5,135	$9,233	$37,815
Purchase obligations	165,858	—	—	—	165,858
	$175,618	$13,687	$5,135	$9,233	$203,673

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended December 31, 2014, 2013, and 2012 was $10.8 million, $9.9 million and $7.6 million, respectively. The terms of some of the office leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. At December 31, 2014, we had $165.9 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

As of December 31, 2014 and December 31, 2013, we had $16.3 million and $14.6 million, respectively, of total gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $1.1 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal 2014.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. We use foreign currency forward contract derivatives to partially offset our business exposure to foreign exchange risk on our foreign currency denominated assets and liabilities. Additionally, we enter into certain foreign currency forward contracts that have been designated as cash flow hedges under the authoritative guidance for derivatives and hedging to partially offset our business exposure to foreign exchange risk on portions of our anticipated foreign currency revenue, costs of revenue, and certain operating expenses. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the consolidated statements of operations, and in accumulated other comprehensive income on the consolidated balance sheets. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet and anticipated cash flow exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheet and anticipated cash flow exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged exposures. If there were an adverse movement in exchange rates, we might suffer significant losses. See Note 5, Derivative Financial Instruments, of the Notes to Consolidated Financial Statements for additional disclosure on our foreign currency contracts, which are hereby incorporated by reference into this Part II, Item 7A.

As of December 31, 2014, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $0.5 million net income, net of our hedged position, at December 31, 2014. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2014 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the year ended December 31, 2014, 18% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NETGEAR, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of NETGEAR, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, CA
February 20, 2015

NETGEAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$141,234	$143,009
Short-term investments	115,895	105,145
Accounts receivable, net	275,689	266,484
Inventories	222,883	224,456
Deferred income taxes	29,039	27,239
Prepaid expenses and other current assets	38,225	33,778
Total current assets	822,965	800,111
Property and equipment, net	29,694	27,194
Intangibles, net	66,230	84,118
Goodwill	81,721	155,916
Other non-current assets	48,077	26,591
Total assets	$1,048,687	$1,093,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,357	$114,531
Accrued employee compensation	21,588	16,551
Other accrued liabilities	143,742	143,218
Deferred revenue	30,023	24,496
Income taxes payable	2,406	1,287
Total current liabilities	304,116	300,083
Non-current income taxes payable	15,252	13,804
Other non-current liabilities	7,754	6,260
Total liabilities	327,122	320,147
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shares issued and outstanding: 34,709,022 and 36,839,522 at December 31, 2014 and 2013, respectively	35	37
Additional paid-in capital	454,144	421,901
Accumulated other comprehensive income	38	69
Retained earnings	267,348	351,776
Total stockholders’ equity	721,565	773,783
Total liabilities and stockholders’ equity	$1,048,687	$1,093,930

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net revenue	$1,393,515	$1,369,633	$1,271,921
Cost of revenue	995,597	976,018	888,368
Gross profit	397,918	393,615	383,553
Operating expenses:
Research and development	90,902	85,168	61,066
Sales and marketing	157,017	153,804	149,766
General and administrative	46,552	48,915	45,027
Restructuring and other charges	2,209	5,335	1,190
Litigation reserves, net	(1,011)	5,354	390
Goodwill impairment charges	74,196	—	—
Intangibles impairment charges	—	2,000	—
Total operating expenses	369,865	300,576	257,439
Income from operations	28,053	93,039	126,114
Interest income	253	400	498
Other income (expense), net	2,455	(457)	2,670
Income before income taxes	30,761	92,982	129,282
Provision for income taxes	21,973	37,765	42,743
Net income	$8,788	$55,217	$86,539
Net income per share:
Basic	$0.25	$1.44	$2.27
Diluted	$0.24	$1.42	$2.23
Weighted average shares used to compute net income per share:
Basic	35,771	38,379	38,057
Diluted	36,445	38,948	38,747

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$8,788	$55,217	$86,539
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	(22)	89	(30)
Unrealized gain (loss) on available-for-sale securities	(14)	(40)	16
Other comprehensive income (loss), before tax	(36)	49	(14)
Tax benefit (expense) related to items of other comprehensive income	5	16	(5)
Other comprehensive income (loss), net of tax	(31)	65	(19)
Comprehensive income	$8,757	$55,282	$86,520
The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2011	37,647	$38	$364,243	$23	$274,453	$638,757
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	11	—	11
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(30)	—	(30)
Net income	—	—	—	—	86,539	86,539
Stock-based compensation expense	—	—	14,366	—	—	14,366
Purchase and retirement of common stock	(22)	—	—	—	(850)	(850)
Issuance of common stock under stock-based compensation plans	717	—	14,697	—	—	14,697
Tax impact from exercises and cancellations of stock options	—	—	1,121	—	—	1,121
Balance at December 31, 2012	38,342	38	394,427	4	360,142	754,611
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(24)	—	(24)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	89	—	89
Net income	—	—	—	—	55,217	55,217
Stock-based compensation expense	—	—	17,419	—	—	17,419
Purchase and retirement of common stock	(2,018)	(1)	—	—	(63,583)	(63,584)
Issuance of common stock under stock-based compensation plans	516	—	9,626	—	—	9,626
Tax impact from exercises and cancellations of stock options	—	—	429	—	—	429
Balance at December 31, 2013	36,840	37	421,901	69	351,776	773,783
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(9)	—	(9)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(22)	—	(22)
Net income	—	—	—	—	8,788	8,788
Stock-based compensation expense	—	—	19,983	—	—	19,983
Purchase and retirement of common stock	(2,908)	(2)	—	—	(93,216)	(93,218)
Issuance of common stock under stock-based compensation plans	777	—	12,741	—	—	12,741
Tax impact from exercises and cancellations of stock options	—	—	(481)	—	—	(481)
Balance at December 31, 2014	34,709	$35	$454,144	$38	$267,348	$721,565

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$8,788	$55,217	$86,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,590	32,854	16,775
Purchase premium amortization/discount accretion on investments, net	11	1,103	2,490
Non-cash stock-based compensation	20,014	17,462	14,372
Income tax impact associated with stock option exercises	(481)	428	1,121
Gain on sale of cost method investment	—	—	(3,126)
Excess tax benefit from stock-based compensation	(485)	(767)	(1,552)
Goodwill impairment charges	74,196	—	—
Intangibles impairment charges	—	2,000	—
Deferred income taxes	(20,261)	(7,927)	(2,545)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,205)	(10,470)	5,317
Inventories	1,573	(46,679)	(10,590)
Prepaid expenses and other assets	(7,905)	(4,615)	2,619
Accounts payable	(8,236)	36,250	(30,615)
Accrued employee compensation	5,037	(1,787)	(8,782)
Other accrued liabilities	2,574	15,070	3,444
Deferred revenue	5,188	(1,211)	(12,680)
Income taxes payable	2,566	(26)	(7,744)
Net cash provided by operating activities	108,964	86,902	55,043
Cash flows from investing activities:
Purchases of short-term investments	(145,186)	(153,464)	(369,939)
Proceeds from maturities of short-term investments	134,827	275,406	284,418
Purchase of property and equipment	(19,338)	(18,050)	(14,762)
Payments for patents	—	(275)	(1,400)
Proceeds from sale of cost method investments	—	3,890	—
Payments made in connection with business acquisitions, net of cash acquired	(1,050)	(147,240)	(28,625)
Net cash used in investing activities	(30,747)	(39,733)	(130,308)
Cash flows from financing activities:
Purchase and retirement of common stock	(93,218)	(63,585)	(850)
Proceeds from exercise of stock options	9,979	7,487	12,700
Proceeds from issuance of common stock under employee stock purchase plan	2,762	2,139	1,997
Excess tax benefit from stock-based compensation	485	767	1,552
Net cash provided by (used in) by financing activities	(79,992)	(53,192)	15,399
Net decrease in cash and cash equivalents	(1,775)	(6,023)	(59,866)
Cash and cash equivalents, at beginning of year	143,009	149,032	208,898
Cash and cash equivalents, at end of year	$141,234	$143,009	$149,032
Supplemental Cash Flow Information:
Cash paid for income taxes	$38,938	$45,982	$52,403
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

The Company operates in three specific business segments: retail, commercial, and service provider. Each business unit is managed by a Senior Vice President/General Manager. The Company believes this structure enables it to better focus its efforts on the Company's core customer segments and allows it to be more nimble and opportunistic as a company overall. The Company's CEO began temporarily serving as interim general manager of the retail business unit in March 2014 and as interim general manager of the service provider business unit in February 2015 due to the previous general managers' departures from the Company. The Company's CEO will continue to serve as interim general manager of both business units until replacements are appointed. The retail business unit is focused on individual consumers and consists of high performance, dependable and easy-to-use home networking, home video security, storage and digital media products. The commercial business unit is focused on small and medium-sized businesses and consists of business networking, storage and security solutions that bring enterprise class functionality at an affordable price. The service provider business unit is focused on the service provider market and consists of made-to-order and retail-proven whole home networking hardware and software solutions, as well as 4G LTE hotspots sold to service providers for sale to their subscribers.

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

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Certain risks and uncertainties

The Company's products are concentrated in the networking industry, which is characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. The success of the Company depends on management's ability to anticipate and/or to respond quickly and adequately to such changes. Any significant delays in the development or introduction of products could have a material adverse effect on the Company's business and operating results.

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

The Company accounts for its derivative instruments as either assets or liabilities and records them at fair value. Derivatives that are not defined as hedges in the authoritative guidance for derivatives and hedging must be adjusted to fair value through earnings. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings.

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

The Company's customers are primarily distributors as well as retailers and broadband service providers who sell or distribute the products to a large group of end-users. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The Company regularly performs credit evaluations of the Company's customers' financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and current economic conditions that may affect customers' ability to pay. The Company does not require collateral from its customers. The Company secures credit insurance for certain customers in international and domestic markets.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2014 and December 31, 2013, Best Buy, Inc. accounted for 21% of the Company's total accounts receivable. No other customers accounted for 10% or greater of the Company's total accounts receivable.

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

Cost method investments

The Company's cost method investments are included in other non-current assets in the consolidated balance sheets and are carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. Realized gains and losses on these investments are reported in other income (expense), net in the consolidated statements of operations.

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

Inventories

Inventories consist primarily of finished goods which are valued at the lower of cost or market, with cost being determined using the first-in, first-out method. The Company writes down its inventories based on estimated excess and obsolete inventories determined primarily by future demand forecasts. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase of the newly established cost basis.

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

Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were not material for the years ended December 31, 2014, 2013 and 2012.

Goodwill

Goodwill represents the purchase price over estimated fair value of net assets of businesses acquired in a business combination. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually on the first day of the fourth quarter. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test as those events or indicators occur. Examples of such events or circumstances include the following: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in the business climate; and slower growth rates.

Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying value. The company identified the reporting units as retail, commercial and service provider reporting units, as this is the lowest level for which discrete financial information is available and segment management regularly reviews the operating results. The qualitative assessment considers the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in the Company's share price. If the reporting unit does not pass the qualitative assessment, the Company estimates its fair value and compares the fair value with the carrying value of its net assets. If the fair value is greater than the carrying value of its net assets, no impairment is recorded. If the fair value is less than its carrying value, the Company would determine the fair value of the goodwill by comparing the implied fair value to the carrying value of the goodwill in the same manner as if the reporting unit were being acquired in a business combination. Specifically, the Company would allocate the fair value to all of its assets and liabilities, including any unrecognized intangibles, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded to earnings in the consolidated statements of operations.

In the fourth fiscal quarter of 2014, the Company recorded a goodwill impairment charge of $74.2 million related to the service provider reporting unit. For additional discussion regarding the goodwill impairment analysis, refer to Note 3, Balance Sheet Components.

Intangibles, net

Purchased intangibles with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from four to ten years. Finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.

In the fourth quarter of fiscal year 2014, the Company saw a decline in net revenue in the service provider reporting unit. According to its customers, purchase constraints will tighten further in 2015 and for the foreseeable future. Due to the decline in the long-term revenue and profit outlook, the Company performed the recoverability test of the long-lived assets within the service provider reporting unit. The Company estimated the undiscounted future cash flows directly associated with each asset group and compared the amounts to the carrying value of each asset group. Based on the results of the recoverability test, the sum of undiscounted future cash flows was greater than the carrying value of each asset group and therefore no impairment was recorded. The company also reviewed the depreciation and amortization policies for the long-lived asset groups and ensured the remaining useful lives are appropriate.

Purchased intangibles determined to have indefinite useful lives are not amortized. Indefinite-lived intangibles are reviewed for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for indefinite-lived assets that management expects to hold and use is based on the fair value of the asset. Indefinite-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

In the third quarter of 2013, the Company recorded an impairment charge of $2.0 million related to the abandonment of certain IPR&D projects obtained in the AirCard acquisition in 2013. As of June 29, 2014, all of the remaining IPR&D had reached

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

technical feasibility and was reclassified to definite-lived intangibles with an estimated useful life of four years. No other impairments to long-lived assets were recognized in the years ended December 31, 2014, 2013 and 2012.

Warranty obligations

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

	Year Ended December 31,
	2014	2013
Balance as of beginning of the year	$48,754	$46,659
Provision for warranty obligations made during the year	62,709	69,755
Settlements made during the year	(66,575)	(67,660)
Balance at end of year	$44,888	$48,754

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $10.5 million, $11.6 million and $12.1 million in the years ended December 31, 2014, 2013 and 2012 respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $19.1 million, $18.0 million, and $19.0 million in the years ended December 31, 2014, 2013 and 2012 respectively.

Income taxes

The Company accounts for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatment for tax versus accounting for certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the Company's deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. The Company’s assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing its future taxable income on a jurisdictional basis, the Company considers the effect of its transfer pricing policies on that income.

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

Foreign currency translation and re-measurement

The Company's functional currency is the U.S. dollar for all of its international subsidiaries. Foreign currency transactions of international subsidiaries are re-measured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for non-monetary assets. Expenses are re-measured at average exchange rates in effect during each period, except for expenses related to non-monetary assets, which are re-measured at historical exchange rates. Revenue is re-measured at average exchange rates in effect during each period. Gains and losses arising from foreign currency transactions are included in other income (expense), net.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Company designated $4.0 million of the acquired intangibles as technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated savings attributable to the existing technology and discounted at 21.5%. The acquired existing technology is being amortized over an estimated useful life of five years.

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
Of the $53.8 million of goodwill recorded on the acquisition of AirCard, approximately $35.8 million, $53.8 million and $2.3 million is deductible for U.S. federal, U.S. state and Canadian income tax purposes, respectively. The goodwill recognized, which was assigned to the Company's service provider business unit, is primarily attributable to expected synergies resulting from the acquisition.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company designated $16.3 million of the acquired intangibles as technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated savings attributable to the existing technology and discounted at 10.0%. The acquired technology is being amortized over an estimated useful life of four years.
The Company designated $40.5 million of the acquired intangibles as customer relationships. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to existing customer relationships and discounted at 12.0%. The acquired customer relationships are being amortized over an estimated useful life of eight years
The Company designated $2.3 million of the acquired intangibles as non-compete agreements. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to the non-compete agreements and discounted at 12.0%. The acquired agreements are being amortized over an estimated useful life of five years.
The Company designated $1.1 million of the acquired intangibles as backlog. The value was calculated based on the present value of the future contractual revenue and discounted at 10.0%. The acquired backlog was fully amortized in the second quarter of 2013.
The Company acquired $9.5 million in in-process research and development (“IPR&D”) projects. The value was calculated based on the present value of future estimated cash flows discounted at 13.0%, derived from projections of future revenues attributable to the assets, expected economic life of the assets, and royalty rates. IPR&D acquired is considered indefinite lived intangibles until research and development efforts associated with the projects are completed or abandoned. The most significant of the acquired IPR&D projects relate to multimode LTE technologies, Mobile Hot Spot, USB dongle, and Module form factors. During the third quarter of 2013, the Company recorded an intangibles impairment charge of $2.0 million related to the abandonment of certain IPR&D projects previously acquired. As of June 29, 2014, $7.5 million of the acquired IPR&D had reached technical feasibility and was reclassified to definite-lived intangibles and with an estimated useful life of four years.
Pro forma financial information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of AirCard for the periods shown as though the acquisition of AirCard occurred as of the beginning of the fiscal year 2012. The pro forma financial information for the periods presented includes the accounting effects of the business combination, including adjustments to the amortization of intangibles, fair value of acquired inventory, acquisition-related costs, integration expenses and related tax effects of these adjustments, where applicable. This information is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2012.
The unaudited pro forma financial information is as follows (in thousands):

	Year Ended December 31,
	2013	2012
	(in millions)
Net revenue	$1,415	$1,519
Net income	$57	$89
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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The allocation of the purchase price was as follows (in thousands):

Net tangible assets acquired	$172
Deferred income taxes	5,937
Intangibles, net	6,000
Goodwill	11,895
Total purchase price	$24,004
None of the goodwill recognized related to AVAAK is deductible for income tax purposes. The goodwill recognized, which was assigned to the Company's retail business unit, is primarily attributable to expected synergies resulting from the acquisition.
In connection with the acquisition, the Company recorded $5.9 million of deferred tax assets net of deferred tax liabilities. The deferred tax assets arise from the tax benefit of the estimated net operating losses as of the date of the acquisition after consideration of limitations on the use under U.S. Internal Revenue Code section 382. The deferred tax assets are reduced by deferred tax liabilities recorded for the book basis in intangibles and in-process research and development ("IPR&D") for which the Company has no tax basis.
The Company designated $2.3 million of the acquired intangibles as technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated savings attributable to the existing technology and discounted at 14.0%. The acquired existing technology is being amortized over its estimated useful life of five years.
The Company designated $0.3 million of the acquired intangibles as customer relationships. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to existing customer relationships and discounted at 14.0%. The acquired customer relationships are being amortized over an estimated useful life of five years.
The Company designated $1.4 million of the acquired intangibles as trade name and trademarks. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to existing trade name and trademarks and discounted at 16.0%. The acquired trade name and trademarks are being amortized over an estimated useful life of five years.
In addition, $2.0 million of the consideration paid represents the fair value of acquired IPR&D projects. The IPR&D acquired is considered indefinite lived intangibles until research and development efforts associated with the projects are completed or abandoned. The most significant of the acquired IPR&D projects relate to camera technology and applications. As of the first fiscal quarter of 2013, all of the acquired IPR&D had reached technical feasibility and was reclassified to definite intangibles with an estimated useful life of four years.
Firetide, Inc.
On June 4, 2012, the Company acquired certain intellectual property of Firetide, Inc. (“Firetide”) for an aggregate purchase price of $7.2 million in cash. The acquisition included intangibles that existed at the closing date, including IP contracts, technology assets, business technology, and goodwill. The Company believes the acquisition will bolster its wireless product offerings in its commercial business unit and strengthen its market position in the small to medium size campus wireless LAN market.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Company designated the $4.2 million in acquired intangibles as technology. The value was calculated based on the present value of the future estimated cash flows derived from estimated savings attributable to the existing technology and discounted at 22.0%. The acquired existing technology is being amortized over its estimated useful life of five years.

Note 3. Balance Sheet Components (in thousands)

Available-for-sale short-term investments

	As of
	December 31, 2014				December 31, 2013
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. treasuries	$114,944	$6	$(15)	$114,935	$104,595	$7	$(1)	$104,601
Certificates of deposits	158	—	—	158	159	—	—	159
Total	$115,102	$6	$(15)	$115,093	$104,754	$7	$(1)	$104,760

The Company’s short-term investments are primarily comprised of marketable securities that are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the available-for-sale securities have unrealized losses greater than 12 months.

Cost method investments

As of December 31, 2014 and December 31, 2013, the carrying value of the Company's cost method investments was $1.3 million. These investments are included in other non-current assets in the consolidated balance sheets and are carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. There were no impairments recognized in the years ended December 31, 2014 , December 31, 2013 and December 31, 2012. Realized gains and losses on these investments are reported in other income (expense), net in the consolidated statements of operations. In the third fiscal quarter of 2012 the Company recognized a gain of $3.1 million on the partial sale of one of its cost method investments. No other gains or losses were recorded in the years ended December 31, 2014, 2013 and 2012.

Accounts receivable, net

	As of
	December 31, 2014	December 31, 2013
Gross accounts receivable	$296,239	$289,479
Allowance for doubtful accounts	(1,255)	(1,255)
Allowance for sales returns	(17,489)	(17,467)
Allowance for price protection	(1,806)	(4,273)
Total allowances	(20,550)	(22,995)
Total accounts receivable, net	$275,689	$266,484

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories

	As of
	December 31, 2014	December 31, 2013
Raw materials	$3,625	$8,676
Work-in-process	8	6,233
Finished goods	219,250	209,547
Total inventories	$222,883	$224,456

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	December 31, 2014	December 31, 2013
Computer equipment	$9,779	$8,527
Furniture, fixtures and leasehold improvements	19,379	14,019
Software	29,294	25,722
Machinery and equipment	60,135	50,656
Construction in progress	—	21
Total property and equipment, gross	118,587	98,945
Accumulated depreciation and amortization	(88,893)	(71,751)
Total property and equipment, net	$29,694	$27,194

Depreciation and amortization expense pertaining to property and equipment was $17.6 million, $17.3 million and $11.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Intangibles, net

The following tables present details of the Company’s purchased intangibles:

	Gross	Accumulated Amortization	Net
December 31, 2014
Technology	$61,099	$(39,341)	$21,758
Customer contracts and relationships	56,500	(16,205)	40,295
Other	10,545	(6,368)	4,177
Total intangibles, net	128,144	(61,914)	66,230

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Gross	Accumulated Amortization	Net
December 31, 2013
Technology	$60,999	$(29,593)	$31,406
Customer contracts and relationships	56,500	(9,120)	47,380
Other	10,545	(5,313)	5,232
Finite-lived intangibles, net	128,044	(44,026)	84,018
Indefinite-lived intangibles	100	—	100
Total intangibles, net	$128,144	$(44,026)	$84,118

Amortization of purchased intangibles in the years ended December 31, 2014, 2013 and 2012 was $17.9 million, $15.5 million and $4.9 million, respectively. In the year ended December 31, 2013, the Company recorded an impairment charge of $2.0 million due to the abandonment of IPR&D acquired as part of the AirCard acquisition. No impairment charges were recorded in the years ended December 31, 2014 and 2012.

Estimated amortization expense related to finite-lived intangibles for each of the next five years and thereafter is as follows:

Year Ending December 31,	Amount
2015	$17,283
2016	16,921
2017	11,386
2018	7,871
2019	6,028
Thereafter	6,741
Total expected amortization expense	$66,230

Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2014 and 2013 are as follows:

	Retail	Commercial	Service Provider	Total
Goodwill at December 31, 2012	$45,442	$35,084	$20,355	$100,881
Goodwill acquired during the period	—	1,195	53,841	55,035
Goodwill at December 31, 2013	45,442	36,279	74,196	155,916
Goodwill impairment charges	—	—	(74,196)	(74,196)
Goodwill at December 31, 2014	$45,442	$36,279	$—	$81,721

In the fourth fiscal quarter of 2014, the Company completed the annual impairment test of goodwill. The test was performed as of the first day of the fourth quarter, or September 29, 2014.

The Company performed a qualitative test for goodwill impairment of the retail and commercial reporting units as of September 29, 2014. Based upon the results of the qualitative testing, the respective fair values of the retail and commercial reporting units were substantially in excess of these reporting units’ carrying values. The Company believes it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values and therefore performing the first step of the two-step impairment test for the retail and commercial reporting units was unnecessary. No goodwill impairment was recognized for the retail and commercial reporting units in the years ended December 31, 2014, 2013 or 2012.

In the fourth quarter of fiscal year 2014, the Company saw a decline in net revenue in the service provider reporting unit. According to its customers, purchase constraints will tighten further in 2015 and for the foreseeable future. Due to the decline in the long-term revenue and profit outlook, the Company identified its service provider reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test and therefore elected to bypass the qualitative assessment and

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

proceed directly to estimating the fair value of net assets for the service provider reporting unit. In the fourth fiscal quarter of 2014, the Company performed a quantitative test ("Step 1") for goodwill impairment of the service provider reporting unit as of September 29, 2014. The fair value of the reporting unit was determined placing an equal weighting of 50 percent on the income approach and market approach indications of value. Under the income approach, the Company calculated the fair value based on the present value of the estimated cash flows. Cash flow projections were based on management's estimates of revenue growth rates and net operating income margins, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium, and business-specific characteristics related to the business's ability to execute on the projected cash flows. Under the market approach, the Company evaluated the fair value based on forward-looking earnings multiples derived from comparable publicly-traded companies with similar market position and size as the reporting unit. The unobservable inputs used to measure the fair value included projected revenue growth rates, the weighted average cost of capital, the normalized working capital level, capital expenditures assumptions, profitability projections, control premium, the determination of appropriate market comparison companies and terminal growth rates. The results of the quantitative test indicated the service provider reporting unit's carrying value exceeded its estimated fair value, and therefore a second phase of the goodwill impairment test ("Step 2") was performed specific to this reporting unit. Under Step 2, the Company determined the fair value of the goodwill by comparing the implied fair value to the carrying value of the goodwill in the same manner as if the Company were being acquired in a business combination. Specifically, the Company allocated the fair value to all of its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculated the implied fair value of goodwill. Based on the results of this step, the implied fair value of goodwill was less than zero and therefore the entire goodwill balance in the service provider reporting unit was impaired. The Company recorded an impairment charge of $74.2 million related to the service provider reporting unit in the year ended December 31, 2014. No goodwill impairment was recognized for the service provider reporting unit in the years ended December 31, 2013 and 2012.

There were no impairments to goodwill in the years ended December 31, 2013 and 2012. Accumulated goodwill impairment charges for the years ended December 31, 2014 and 2013, was $74.2 million and $0.0 million, respectively. Refer to Note 1, The Company and Summary of Significant Accounting Policies, for additional information regarding the Company's goodwill impairment assessment.

Other non-current assets

	As of
	December 31, 2014	December 31, 2013
Non-current deferred income taxes	$38,696	$20,235
Cost method investments	1,322	1,322
Other	8,059	5,034
Total other non-current assets	$48,077	$26,591

Other accrued liabilities

	As of
	December 31, 2014	December 31, 2013
Sales and marketing programs	$54,582	$47,941
Warranty obligation	44,888	48,754
Freight	6,827	5,790
Other	37,445	40,733
Total other accrued liabilities	$143,742	$143,218

Note 4. Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in its consolidated statements of operations.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the year ended December 31, 2014, the Company incurred restructuring and other charges of $2.2 million. The Company recognized a charge of $1.4 million relating primarily to expenses associated with the early termination of a lease agreement in Canada and and $0.8 million relating to one-time separation costs, primarily relating to the departure of the general manager of the retail business unit in the first quarter of 2014. As of December 31, 2014, the remaining cost related to the departure is expected to be paid over the next fourteen months. During the year ended December 31, 2013, the Company incurred restructuring and other charges of $5.4 million. Restructuring charges consisted of $3.3 million in severance costs related to the consolidation of certain teams and locations during the fourth quarter of 2013, and $0.2 million related to an office lease exit liability related to the AVAAK acquisition. Other charges consisted of $1.9 million transition costs related to the AirCard acquisition. Refer to Note 2, Business Acquisitions for additional information regarding the AirCard and AVAAK acquisitions.

The following tables provide a summary of accrued restructuring and other charges activity for the years ended December 31, 2014 and 2013:

	Restructuring	Acquisition transition costs	Total
	(in thousands)
Balance at December 31, 2012	$999	$—	$999
Additions	3,537	1,892	5,429
Cash payments	(3,429)	(1,882)	(5,311)
Adjustments	(94)	—	(94)
Balance at December 31, 2013	1,013	10	1,023
Additions	2,228	6	2,234
Cash payments	(2,901)	(16)	(2,917)
Adjustments	(24)	—	(24)
Balance at December 31, 2014	$316	$—	$316

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

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, materiality, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheet at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income ("OCI") until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of its designated hedges are adjusted to fair value through earnings in other income (expense), net in the consolidated statement of operations.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheet to which they were recorded as of December 31, 2014, and December 31, 2013, are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair value at December 31, 2014	Balance Sheet Location	Fair value at December 31, 2013
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$2,416	Prepaid expenses and other current assets	$842
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	63
Total		$2,416		$905

Derivative Liabilities	Balance Sheet Location	Fair value at December 31, 2014	Balance Sheet Location	Fair value at December 31, 2013
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$409	Other accrued liabilities	$368
Derivative liabilities designated as hedging instruments	Other accrued liabilities	38	Other accrued liabilities	13
Total		$447		$381

For details of the Company’s fair value measurements, see Note 13, Fair Value Measurements.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis in the consolidated balance sheets.

The following tables set forth the offsetting of derivative assets as of December 31, 2014 and December 31, 2013 (in thousands):

As of December 31, 2014				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$319	$—	$319	$(16)	$—	$303
Wells Fargo	2,097	—	2,097	(431)	—	1,666
Total	$2,416	$—	$2,416	$(447)	$—	$1,969

As of December 31, 2013				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$905	$—	$905	$(287)	$—	$618
Wells Fargo	—	—	—	—	—	—
Total	$905	$—	$905	$(287)	$—	$618

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative liabilities as of December 31, 2014 and December 31, 2013 (in thousands):

As of December 31, 2014				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$16	$—	$16	$(16)	$—	$—
Wells Fargo	431	—	431	(431)	—	—
Total	$447	$—	$447	$(447)	$—	$—

As of December 31, 2013				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$287	$—	$287	$(287)	$—	$—
Wells Fargo	94	—	94	—	—	94
Total	$381	$—	$381	$(287)	$—	$94

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for three to five months. The Company enters into about five forward contracts per quarter with an average size of approximately $7 million USD equivalent related to its cash flow hedging program.

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next 12 months. OCI associated with cash flow hedges of foreign currency revenue is recognized as a component of net revenue in the same period as the related revenue is recognized. OCI associated with cash flow hedges of foreign currency costs of revenue and operating expenses are recognized as a component of cost of revenue and operating expense in the same period as the related costs of revenue and operating expenses are recognized.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in the fair value of such derivative instruments are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the years ended December 31, 2014, 2013 and 2012.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s derivative instruments on OCI and the consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2014
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$292	Net revenue	$459	Other income (expense), net	$(144)
Foreign currency forward contracts	—	Cost of revenue	4	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(149)	Other income (expense), net	—
Total	$292		$314		$(144)

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2013
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$775	Net revenue	$844	Other income (expense), net	$(117)
Foreign currency forward contracts	—	Cost of revenue	(9)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(149)	Other income (expense), net	—
Total	$775		$686		$(117)

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2012
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$164	Net revenue	$262	Other income (expense), net	$(158)
Foreign currency forward contracts	—	Cost of revenue	(1)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(67)	Other income (expense), net	—
Total	$164		$194		$(158)

(a)	Refer to Note 10, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the years ended December 31, 2014, 2013 and 2012.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities that may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about 15 non-designated derivatives per quarter. The average size of its non-designated hedges is approximately $2 million USD equivalent and these hedges normally range from one to five months in duration.

The effects of the Company’s derivatives not designated as hedging instruments in other income (expense), net in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Amount of Gains (Losses) Recognized in Income on Derivative
		Year ended December 31,
		2014	2013	2012
Foreign currency forward contracts	Other income (expense), net	4,897	458	$(502)

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net income per share for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands, except per share data):

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Numerator:
Net income	$8,788	$55,217	$86,539

Denominator:
Weighted average common shares - basic	35,771	38,379	38,057
Potentially dilutive common share equivalent	674	569	690
Weighted average common shares - dilutive	36,445	38,948	38,747

Basic net income per share	$0.25	$1.44	$2.27
Diluted net income per share	$0.24	$1.42	$2.23

Anti-dilutive employee stock-based awards, excluded	2,617	2,846	2,611

Note 7. Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Foreign currency transaction gain (loss), net	$(5,642)	$(1,592)	$204
Foreign currency contract gain (loss), net	4,753	341	(660)
Gain on litigation settlements	2,800	—	—
Other	544	794	3,126
Total	$2,455	$(457)	$2,670

Note 8. Income Taxes

Income before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$25,152	$91,318	$102,159
International	5,609	1,664	27,123
Total	$30,761	$92,982	$129,282

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2014	2013	2012
Current:
U.S. Federal	$29,089	$30,989	$34,666
State	2,873	3,751	4,555
Foreign	10,930	11,224	6,097
	42,892	45,964	45,318
Deferred:
U.S. Federal	(20,347)	(6,741)	(2,069)
State	(326)	(1,164)	(588)
Foreign	(246)	(294)	82
	(20,919)	(8,199)	(2,575)
Total	$21,973	$37,765	$42,743

Net deferred tax assets consist of the following (in thousands):

	Year Ended December 31,
	2014	2013
Deferred Tax Assets:
Accruals and allowances	$25,756	$24,488
Net operating loss carryforwards	6,210	7,069
Stock-based compensation	12,416	11,061
Deferred rent	2,137	1,963
Deferred revenue	1,654	1,535
Tax credit carryforwards	1,769	1,183
Acquired intangibles	21,916	1,791
Other	142	—
Total deferred tax assets	72,000	49,090

Deferred Tax Liabilities:
Depreciation and amortization	(1,245)	(1,514)
Other	—	(102)
Total deferred tax liabilities	(1,245)	(1,616)

Valuation Allowance*:	(3,020)	—

Net deferred tax assets	$67,735	$47,474

Current portion	$29,039	$27,239
Non-current portion	38,696	20,235
Net deferred tax assets	$67,735	$47,474
* Valuation allowance is presented gross. The valuation allowance net of the federal tax effect is ($1,963).

Management's judgment is required in determining the Company's provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. As of December 31, 2014, a valuation allowance of $3.0 million was placed against California deferred tax assets since the recovery of the assets is uncertain. There was no valuation allowance placed against deferred tax assets as of December 31, 2013. Accordingly, the valuation allowance increased $3.0 million during

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2014. In management's judgment it is more likely than not that the remaining deferred tax assets will be realized in the future as of December 31, 2014, and as such no valuation allowance has been recorded against the remaining deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2014	2013	2012
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	2.5%	2.2%	2.1%
Impact of international operations	19.8%	3.9%	(4.8)%
Stock-based compensation	5.5%	1.8%	0.6%
Tax credits	(3.8)%	(1.9)%	0.1%
Valuation allowance	3.5%	—%	—%
Goodwill impairment	7.8%	—%	—%
Others	1.1%	(0.4)%	0.1%
Provision for income taxes	71.4%	40.6%	33.1%

Income tax benefits (detriments) in the amount of $(0.5) million, $0.4 million and $1.1 million related to stock options were credited to additional paid-in capital during the years ended December 31, 2014, 2013, and 2012, respectively. As a result of changes in fair value of available for sale securities, income tax benefit of $5,000 and $16,000 and a tax expense of $5,000 was recorded in comprehensive income related to the years ended December 31, 2014, 2013, and 2012, respectively.

As of December 31, 2014, the Company has approximately $17.7 million and $0.1 million of acquired federal and state net operating loss carry forwards as well as $1.4 million of California tax credits carryforwards. All of these losses and $0.1 million of these credits are subject to annual usage limitations under Internal Revenue Code Section 382. The federal losses expire in different years beginning in fiscal 2021. The state loss begins to expire in fiscal 2015. The state tax credit carryforwards have no expiration.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years before 2009. The Company is no longer subject to foreign income tax examinations before 2004. In 2011, the US federal Internal Revenue Service (IRS) commenced an audit of the Company's 2008 and 2009 tax years. The audit was completed in October 2012, and all issues under examination by the IRS were effectively settled. In November, 2012, the Italian Tax Authority (ITA) commenced an audit of the Company’s 2004 through 2011 tax years, and has subsequently extended audit procedures to include the 2012 tax year. The Company has limited audit activity in various states and other foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $1.1 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows (in thousands):

Federal, State, and Foreign Tax
Gross UTB Balance at December 31, 2011	$17,335
Additions based on tax positions related to the current year	711
Additions for tax positions of prior years	956
Settlements	(2,620)
Reductions for tax positions of prior years	(3,590)
Reductions due to lapse of applicable statutes	(449)
Adjustments due to foreign exchange rate movement	(4)
Gross UTB Balance at December 31, 2012	12,339
Additions based on tax positions related to the current year	1,866
Additions for tax positions of prior years	4,106
Settlements	(3,134)
Reductions for tax positions of prior years	(1,163)
Reductions due to lapse of applicable statutes	(1,314)
Adjustments due to foreign exchange rate movement	43
Gross UTB Balance at December 31, 2013	12,743
Additions based on tax positions related to the current year	1,894
Additions for tax positions of prior years	1,722
Settlements	(503)
Reductions for tax positions of prior years	(152)
Reductions due to lapse of applicable statutes	(1,838)
Adjustments due to foreign exchange rate movement	(502)
Gross UTB Balance at December 31, 2014	$13,364

The total amount of net UTB that, if recognized would affect the effective tax rate as of December 31, 2014 is $12.3 million. The ending net UTB results from adjusting the gross balance at December 31, 2014 for items such as U.S. federal and state deferred tax, foreign tax credits, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2014, 2013, and 2012, total interest and penalties expensed were $1.1 million, $0.4 million and $74,000, respectively. As of December 31, 2014 and 2013, accrued interest and penalties on a gross basis was $3.0 million and $2.1 million, respectively. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

With the exception of those foreign sales subsidiaries for which deferred tax has been provided, the Company intends to indefinitely reinvest foreign earnings. These earnings were approximately $78.3 million and $60.5 million as of December 31, 2014 and December 31, 2013, respectively. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

Note 9. Commitments and Contingencies

Leases

The Company leases office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended, December 31, 2014, 2013, and 2012 was $10.8 million, $9.9 million and $7.6 million, respectively. The terms of some of the Company’s office leases provide for rental payments on a graduated scale.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2015	$9,760
2016	7,721
2017	5,966
2018	2,996
2019	2,139
Thereafter	9,233
Total minimum lease payments	$37,815

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have stock options vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of December 31, 2014.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At December 31, 2014, the Company had $165.9 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2014.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2014.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Northpeak Wireless, LLC v. NETGEAR, Inc.

In October 2008, a lawsuit was filed against the Company and 30 other companies by Northpeak Wireless, LLC (“Northpeak”) in the U.S. District Court, Northern District of Alabama. Northpeak alleges that the Company's 802.11b compatible products infringe certain claims of U.S. Patent Nos. 4,977,577 (the “‘577 Patent”) and 5,987,058 (the “‘058 Patent”). The Company filed its answer to the lawsuit in the fourth quarter of 2008. On January 21, 2009, the District Court granted a motion to transfer the case to the U.S. District Court, Northern District of California. In August 2009, the parties stipulated to a litigation stay pending a reexamination request to the United States Patent and Trademark Office (“USPTO”) on the asserted patents. The reexaminations of the patents are proceeding. In March 2011, the USPTO confirmed the validity of the asserted claims of the ‘577 Patent over certain prior art references. In April 2011, the USPTO issued a final office action rejecting both asserted claims of the ‘058 Patent as being obvious in light of the prior art. In March 2013, the Board of Patent Appeals and Interferences of the USPTO affirmed the rejection of both asserted claims of the '058 Patent. One of the defendants in the case, Intel Corporation (“Intel”), recently filed a second petition for reexamination against the ‘577 Patent. The USPTO initially rejected all claims of the ‘577 Patent under Intel’s petition, and Northpeak responded. Ultimately, the USPTO allowed certain modified claims of the ‘577 Patent and issued a reexamination certificate for it. The stay of the case previously imposed by the U.S. District Court, Northern District of California has been lifted, and the litigation of Northpeak’s allegations of infringement of the ‘577 Patent will move forward, but no trial date has been set. The Company does not expect there to be a material financial impact to the Company resulting from this litigation matter.

Ericsson v. NETGEAR, Inc.

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson (collectively “Ericsson”) filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516 (the “‘516 Patent”); 6,330,435 (the “‘435 Patent”); 6,424,625 (the “‘625 Patent”); 6,519,223 (the “‘223 Patent”); 6,772,215 (the “‘215 Patent”); 5,987,019 (the “‘019 Patent”); 6,466,568 (the “‘568 Patent”); and 5,771,468 (the “'468 Patent"). Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants' IEEE 802.11-compliant products. In addition, Ericsson alleged that the Company infringed the claimed methods and apparatuses of the '468 Patent through the Company's PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On March 1, 2011, the defendants filed a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On March 21, 2011, Ericsson filed its opposition to the motion, and on April 1, 2011, defendants filed their reply to Ericsson's opposition to the motion to transfer. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on Jun 9, 2011, the Court set a Markman (claim construction) hearing for June 28, 2012 and trial for June 3, 2013. On June 14, 2011, Ericsson submitted its infringement contentions against the Company. On September 29, 2011, the Court denied the defendants' motion to transfer venue to the Northern District of California. In advance of the Markman hearing, the parties on March 9, 2012 exchanged proposed constructions of claim terms and on April 9, 2012 filed the Joint Claim Construction Statement with the District Court. On May 8, 2012, Ericsson submitted its opening Markman brief and on June 1, 2012 the defendants submitted their responsive Markman brief. Ericsson's Reply Markman brief was submitted June 15, 2012,

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and on June 28, 2012 the Markman hearing was held in the Eastern District of Texas. On June 21, 2012, Ericsson dismissed the '468 Patent (“Multi-purpose base station”) with prejudice and gave the Company a covenant not to sue as to products in the marketplace now or in the past. On June 22, 2012, Intel filed its Complaint in Intervention, meaning that Intel became an official defendant in the Ericsson case. The parties thereafter completed fact discovery and exchanged expert reports. During the exchange of the expert reports, Ericsson dropped the '516 Patent (the OFDM “pulse shaping” patent). In addition, Ericsson dropped the '223 Patent (packet discard patent) against all the defendants' products, except for those products that use Intel chips. Thus, Ericsson has now dropped the '468 Patent (wireless base station), the '516 Patent (OFDM pulse shaping), and the '223 Patent (packet discard patent) for all non-Intel products.The five remaining patents are all only asserted against 802.11-compliant products.

At a Court ordered mediation in Dallas on January 15, 2013, the parties did not come to an agreement to settle the litigation. On March 8, 2013, the parties received the Markman Order in response to the claim construction briefing and claim construction hearing.

A jury trial in the Ericsson case occurred in the Eastern District of Texas from June 3 through June 13, 2013. After hearing the evidence, the jury found no infringement of the '435 and '223 Patents, and the jury found infringement of claim 1 of the '625 Patent, claims 1 and 5 of the '568 Patent, and claims 1 and 2 of the '215 Patent. The jury also found that there was no willful infringement by any defendant. Additionally, the jury found no invalidity of the asserted claims of the '435 and '625 Patents.The jury assessed the following damages against the defendants: D-Link: $435,000; NETGEAR: $3,555,000; Acer/Gateway: $1,170,000; Dell: $1,920,000; Toshiba: $2,445,000; Belkin: $600,000. The damages awards equate to 15 cents per unit for each accused 802.11 device sold by each defendant. Thus, unless the defendants' various appeals are successful, the Company will likely have a 15 cent per unit obligation on its 802.11 devices until 2016 (when one infringed patent in suit expires), 10 cent per unit obligation from 2016 through 2018 (when a second infringed patent in suit expires), and a 5 cent per unit obligation from 2018 through 2020 (when the third and last infringed patent in suit expires).

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

On December 4, 2014, the Federal Circuit issued its opinion and order in the Company’s Ericsson appeal. The Federal Circuit vacated the entirety of the $3.6 million jury verdict against the Company and the ongoing 15 cent per unit royalty verdict, and also vacated the entirety of the verdict against the other defendants and their ongoing royalties, finding that the District Court hadn’t properly instructed the jury on royalty rates and Ericsson’s licensing promises. The Federal Circuit held that the lower court had failed to adequately instruct the jury about Ericsson’s actual commitments to license the infringed patents on reasonable and nondiscriminatory (“RAND”) terms. Further, the Federal Circuit stated that the lower court had neglected to inform the jury that a royalty for a patented technology must be removed from the value of the entire standard, and that a RAND royalty rate should be based on the invention’s value, rather than any added value from standardization. The jury’s damages awards were therefore completely vacated, and the case was remanded for further proceedings. As of the end of the fourth quarter of 2014, based on the Federal Circuit’s opinion and order, the Company made adjustments to decrease the accrual related to this case.

While the Federal Circuit found the district court had inadequate jury instructions, it held that there was enough evidence for the jury to find infringement of two claims of U.S. Patent Number 6,466,568 and two claims of U.S. Patent Number 6,772,215,

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

but reversed the lower court’s decision not to grant a noninfringement judgment as a matter of law regarding the third patent, U.S. Patent Number 6,424,625, finding that no reasonable jury could find that the ‘625 Patent was infringed by the defendants.

Neither Ericsson nor the defendants appealed the Federal Circuit’s decision, and the Federal Circuit issued its mandate and sent the case back to the U.S. District Court in the Eastern District of Texas for a new damages trial. No proceedings have yet taken place in the U.S. District Court in the Eastern District of Texas following the Federal Circuit’s mandate. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

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

Agenzia Entrate Provincial Revenue Office 1 of Milan v. NETGEAR International, Inc.

In November 2012, the Italian Tax Police began a comprehensive tax audit of NETGEAR International, Inc.’s Italian Branch. The scope of the audit initially was from 2004 through 2011 and was subsequently expanded to include 2012. The tax audit encompasses Corporate Income Tax (IRES), Regional Business Tax (IRAP) and Value-Added Tax (VAT). In December 2013 and December 2014, an assessment was issued by Inland Revenue Agency, Provincial Head Office No. 1 of Milan-Auditing Department (Milan Tax Office) for the 2004 tax year and the 2005 through 2007 tax years, respectively. All other years remain under audit. May 2014, the Company filed with the Provincial Tax Court of Milan (Tax Court) a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2004 year. The hearing was held and decision was issued on November 7, 2014. The Tax Court found in favor of the Company and nullified the assessment by the Inland Revenue Agency for 2004. The Inland Revenue Agency has until June 19, 2015 to appeal the decision of the Tax Court. With respect to 2005 through 2007, the Company is currently evaluating possible responses and defenses to the assessments. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, on August 1, 2013, Spansion filed a parallel similar complaint against the same parties in the Northern District of California. Discovery in the ITC case has commenced and is ongoing, and the Northern District of California case has been stayed pending the outcome of the ITC case.

On January 27, 2015, Spansion and Macronix announced that the companies had settled all outstanding patent disputes and actions, including their respective complaints at the US International Trade Commission as well as District Court, inter partes review proceedings at USPTO, and Macronix's patent infringement complaint against Spansion in Germany. As part of the settlement, both companies agreed to dismiss all patent cases between them and their downstream customers worldwide. Shortly after this settlement, Spansion’s lawsuits against the Company were dismissed by Spansion.

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

In a separate case between IWS and Cisco, Hewlett Packard, and Ruckus that was proceeding in the U.S. District Court for the Western District of Texas, the District Court issued a claim construction order that is unfavorable to IWS and that IWS plans to appeal. While the IWS case proceeding in the Western District of Texas is separate from IWS’s lawsuit against the Company in Delaware, the patents in suit are the same in the two cases. Thus, the Company and IWS are discussing a means whereby IWS’s lawsuit against the Company in Delaware will be stayed until the appeals of the claim construction order in the Western District of Texas case are complete.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Olivistar, LLC v. NETGEAR, Inc.

On April 25, 2013, a non-practicing entity named Olivistar, LLC (“Olivistar”) sued the Company and a host of other defendants in the United States District Court, Eastern District of Texas, Marshall Division alleging infringement of U.S. Patents Nos. 6,839,731 entitled “System and Method for Providing Data Communication in a Device Network” (the “’731 Patent”) and 8,239,481 entitled “System and Method for Implementing Open-Control Remote Device Control” (the “’481 Patent”). Olivistar alleges that the Company's various VueZone Home Video Security Systems infringe the two patents.

On June 30, 2014, the Company submitted its answer and counterclaims to Olivistar’s complaint.

Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on November 12, 2014, the Company and Olivistar settled the lawsuit for a one-time payment from the Company to Olivistar in return for a fully-paid-up license from Olivistar to the Company to all of Olivistar’s currently-held patents and applications. Olivistar subsequently dismissed its lawsuit against the Company with prejudice. The settlement did not have a material financial impact to the Company.

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

On November 10, 2014, the Company answered the complaint denying that it infringes the patents in suit and also asserting the affirmative defenses that the patents in suit are invalid and barred by the equitable doctrines of laches, waiver, and/or estoppel.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On February 5, 2015, the Court set the claim construction hearing for December 4, 2015 and allowed discovery for claim construction purposes to commence. At a January 27, 2015 scheduling conference, the Company notified the Court that it intends to move to transfer the case to the United States District Court, Northern District of California. The Company has not yet filed this motion to transfer.

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

On December 12, 2014, the Company answered the complaint with various affirmative defenses and asserted the counterclaims of noninfrigement and invalidity.

On December 16, 2014, the Court set an initial scheduling conference for February 23, 2015. That Court action triggered several deadlines, including the beginning of claim construction discovery on March 23, 2015.

At the end of December, 2014, SOTA granted RPX Corporation a license. This is significant because co-defendant Marvell who provides the chips for the NETGEAR ReadyNAS units that are accused of infringement is an RPX member and RPX members’ customers are generally covered by RPX licenses. While Marvell and several other defendants have been dismissed from the case the Company has not yet been dismissed.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Wetro Lan v. NETGEAR, Inc.

On January 30, 2015, the Company was sued by a a non-practicing entity called Wetro Lan LLC (“Wetro Lan”) in United States District Court, Eastern District of Texas, Marshall Division. Wetro Lan alleges direct infringement by the Company of United States Patent No. 6,795,918 (“the ‘918 patent”) entitled “Service Level Computer Security” based on the Company’s manufacture and selling of the “Netgear WGR614v9 Wireless Router and similarly situated Netgear, Inc. Wireless Routers.”

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Rothschild Connected Devices Innovations, LLC v NETGEAR, Inc..

On February 6, 2015, the Company was sued by a non-practicing entity called Rothschild Connected Devices Innovations, LLC (“Rothschild”)  in United States District Court, Eastern District of Texas. Rothschild alleges direct or indirect infringement by the Company of United States Patent No. 8,788,090 (“the ‘090 patent”) entitled “System and Method for Creating a Personalized Consumer Product” through the Company’s “making, using, importing, selling, and/or offering for sale a customizable home security camera system covered by one or more claims of the ‘090 patent.” The accused device is the Company’s Arlo camera system.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

IP Indemnification Claims

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents,

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Environmental Regulation

The European Union (“EU”) enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including home and commercial business networking products, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to transpose the directive into law in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 13, 2005. The Company adopted the authoritative guidance for asset retirement and environmental obligations in the third quarter of fiscal 2005 and has determined that its effect did not have a material impact on the Company's consolidated results of operations and financial position for the years ended December 31, 2013 and 2012. The WEEE Directive was recast on July 24, 2012, published on August 13, 2012, and was implemented by all member states on February 14, 2014. The Company has determined that its effect did not have material impact on its consolidated results of operations and financial positions due to this recasting. Similar WEEE Legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China, India, Australia and Japan. The Company continues to monitor WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance. The Company believes it has met the applicable requirements of current WEEE Legislation and similar legislation in other jurisdictions, to the extent implementation requirements has been published.

Additionally, the EU enacted the Restriction of Hazardous Substances Directive (“RoHS Legislation”), the REACH Regulation, Packaging Directive and the Battery Directive. EU RoHS Legislation, along with similar legislation in China, requires manufacturers to ensure certain substances, including polybrominated biphenyls (“PBD”), polybrominated diphenyl ethers (“PBDE”), mercury, cadmium, hexavalent chromium and lead (except for allowed exempted materials and applications), are below specified maximum concentration values in certain products put on the market after July 1, 2006. The RoHS Directive was recast on July 21, 2011 and went into force on January 3, 2013. The Company has determined that its effect did not have material impact on its consolidated results of operations and financial positions due to this recasting. The REACH Regulation requires manufacturers to ensure the published lists of substances of very high concern in certain products are below specified maximum concentration values. The Battery Directive controls use of certain types of battery technology in certain products and requires mandatory marking. The Company believes it has met the requirements of the RoHS Directive Legislation, the REACH Regulation and the Battery Directive Legislation.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Stockholders’ Equity

Common Stock Repurchase Programs

In October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6.0 million shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. On October 17, 2014, the Board of Directors authorized the management to repurchase up to 3.0 million shares of the Company's outstanding common stock, incremental to the remaining shares under the Company's previous share repurchase program. The Company repurchased, reported based on trade date, approximately 2.8 million shares of common stock at a cost of $90.6 million under the authorization during the year ended December 31, 2014. This leaves 3.0 million shares remaining in the Company's buyback program. During the year ended December 31, 2013, the Company repurchased and retired, reported based on trade date, approximately 2.0 million shares of common stock at a cost of $63.1 million under this authorization. The Company did not repurchase any shares during the year ended December 31, 2012.

The Company repurchased, as reported based on trade date, approximately 82,000 shares of common stock at a cost of $2.6 million, under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the year ended December 31, 2014. Similarly, during the years ended December 31, 2013 and December 31, 2012, the Company repurchased approximately 14,000 shares of common stock at a cost of $0.5 million and 22,000 shares of common stock at a cost of $0.9 million, respectively, under the same program to help facilitate tax withholding for RSUs.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income by component, net of tax, during the years ended December 31, 2014 and 2013 (in thousands):

	Gains and losses on available for sale securities	Gains and losses on derivatives	Total
Balance as of December 31, 2011	$17	$6	$23
Other comprehensive income (loss) before reclassifications	11	164	175
Amounts reclassified from accumulated other comprehensive loss	—	(194)	(194)
Net current period other comprehensive income (loss)	11	(30)	(19)
Balance as of December 31, 2012	$28	$(24)	$4
Other comprehensive income (loss) before reclassifications	(24)	775	751
Amounts reclassified from accumulated other comprehensive loss	—	(686)	(686)
Net current period other comprehensive income (loss)	(24)	89	65
Balance as of December 31, 2013	$4	$65	$69
Other comprehensive income (loss) before reclassifications	(9)	292	283
Amounts reclassified from accumulated other comprehensive loss	—	(314)	(314)
Net current period other comprehensive loss	(9)	(22)	(31)
Balance as of December 31, 2014	$(5)	$43	$38

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of accumulated other comprehensive income for the years ended December 31, 2014 and 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$459	Net revenue	$844	Net revenue	$262	Net revenue
Foreign currency forward contracts	4	Cost of revenue	(9)	Cost of revenue	(1)	Cost of revenue
Foreign currency forward contracts	(149)	Operating expenses	(149)	Operating expenses	(67)	Operating expenses
	314	Total before tax	686	Total before tax	194	Total before tax
	—	Tax expense (1)	—	Tax expense (1)	—	Tax expense (1)
	$314	Total, net of tax	$686	Total, net of tax	$194	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11. Employee Benefit Plans

2000 Stock Option Plan

In April 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan provided for the granting of stock options to employees and consultants of the Company. Upon the Company's initial public offering in 2003, the 2000 Plan was terminated and all shares that remained reserved but not issued under the 2000 Plan at the time of its termination were transferred to the 2003 Plan. No further equity awards can be granted under the 2000 Plan. Outstanding awards under the 2000 Stock Plan remain subject to the terms and conditions of the 2000 Plan.

2003 Stock Plan

In April 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provided for the granting of stock options to employees and consultants of the Company. During the second quarter of 2013, the Company's 2003 Stock Plan expired. No further equity awards can be granted under the 2003 Plan. Outstanding awards under the 2003 Stock Plan remain subject to the terms and conditions of the 2003 plan.

2006 Long Term Incentive Plan

In April 2006, the Company adopted the 2006 Long Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards and other stock awards, to eligible directors, employees and consultants of the Company. Upon adoption of the 2006 Plan, the Company reserved 2,500,000 shares of common stock for issuance. During the period from 2008 to 2014, the Company adopted amendments which increased the number of shares of the Company’s common stock that may be issued under the 2006 Plan by an additional 8.5 million shares. In addition, RSUs granted under the 2006 Plan on or after June 6, 2012 are counted against shares authorized under the plan as 1.58 shares of common stock for each share subject to such award. As of December 31, 2014, approximately 2.0 million shares were reserved for future grants under the 2006 Plan.

Options granted under the 2006 Plan may be either incentive stock options ("ISOs") or nonqualified stock options ("NSOs"). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, directors and consultants. Options granted generally are exercisable up to ten years provided, however, that (i) the exercise price of the ISO or NSO is not less than the estimated fair value of the underlying stock on the date of grant and (ii) the exercise price of the ISO or NSO granted to a 10% shareholder is not less than 110% of the estimated fair value of the underlying stock on the date of grant. Options granted under the 2006 Plan generally vest over four years, with the first tranche vesting at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

Stock appreciation rights may be granted under the 2006 Plan subject to the terms specified by the plan administrator, provided that the term of any such right may not exceed ten (10) years from the date of grant. The exercise price generally cannot be less than the fair market value of the Company’s common stock on the date the stock appreciation right is granted.

Restricted stock awards may be granted under the 2006 Plan subject to the terms specified by the plan administrator. The period over which any restricted award may fully vest is generally no less than three years. Restricted stock awards are non-vested stock awards that may include grants of restricted stock or grants of restricted stock units (“RSUs”). Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. During that period, ownership of the shares cannot be transferred. Restricted stock has the same voting rights as other common stock and is considered to be currently issued and outstanding. RSUs do not have the voting rights of common stock, and the shares underlying the RSUs are not considered issued and outstanding. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

Performance awards may be in the form of performance shares or performance units. Performance shares are awards denominated in shares of Company common stock and a performance unit is an award denominated in units having a dollar value or other currency, as determined by the plan administrator. The plan administrator will determine the number of performance awards that will be granted and will establish the performance goals and other conditions for payment of such performance awards. The period of measuring the achievement of performance goals will be a minimum of twelve months.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is determined at the purchase date, the Company recognizes expense based on the 15% discount at purchase. For the years ended December 31, 2014, 2013, and 2012, the Company recognized ESPP compensation expense of $0.5 million, $0.4 million and $0.4 million, respectively. As of December 31, 2014, 0.2 million shares were reserved for future issuance under the ESPP.

Option Activity

Stock option activity during the year ended December 31, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding at December 31, 2013	4,165	$30.11
Granted	397	32.77
Exercised	(402)	24.86
Cancelled	(86)	35.22
Expired	(135)	36.52
Outstanding at December 31, 2014	3,939	$30.58	6.0	$20,902

As of December 31, 2014:
Vested and expected to vest	3,829	$30.51	5.9	$20,598
Exercisable Options	2,892	$29.65	5.1	$18,121

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2014, 2013, and 2012 was $3.4 million, $4.2 million and $8.1 million, respectively.

The total fair value of options vested during the years ended December 31, 2014, 2013, and 2012 was $10.0 million, $13.0 million and $11.1 million, respectively.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$10.69 - $27.70	788	3.89	$19.19	775	$19.04
$28.79 - $32.30	803	4.97	30.40	634	30.11
$32.52 - $33.65	819	8.05	32.67	259	32.71
$33.75 - $33.92	793	6.80	33.86	597	33.87
$33.99 - $40.01	736	5.95	37.12	627	37.03
$10.69 - $40.01	3,939	5.95	$30.58	2,892	$29.65

RSU Activity

RSU activity during the year ended December 31, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding at December 31, 2013	731	$29.40
RSUs granted	468	33.13
RSUs vested	(279)	29.97
RSUs cancelled	(62)	30.07
Outstanding at December 31, 2014	858	$30.68	1.53	$30,535

Total intrinsic value of RSUs, or the release date fair value of RSUs, vested during the years ended December 31, 2014, 2013 and 2012 was $9.0 million, $2.9 million and $3.7 million, respectively. The total fair value or RSUs, or the grant date fair value of RSUs, vested during the years ended December 31, 2014, 2013 and 2012 was $8.4 million, $2.3 million and $3.0 million, respectively.

Valuation and Expense Information
The Company measures stock-based compensation at the grant date based on the estimated fair value of the award. Estimated compensation cost relating to RSUs is based on the closing fair market value of the Company’s common stock on the date of grant. The fair value of Employee Stock Purchase Plan (“ESPP”) is based on the 15% discount at purchase, since the price of the shares is determined at the purchase date. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. The estimated expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the implied yield currently available on U.S. Treasury securities with a remaining term commensurate with the estimated expected term. Expected volatility is based on historical volatility over the most recent period commensurate with the estimated expected term.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the weighted-average assumptions used to estimate the fair value stock option grants during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Expected life (in years)	4.5	4.4	4.4
Risk-free interest rate	1.43%	0.72%	0.64%
Expected volatility	42.6%	48.05%	52.09%
Dividend yield	—	—	—

The weighted average estimated fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $12.04, $13.29 and $13.99, respectively.

The following table sets forth stock-based compensation expense resulting from stock options, restricted stock awards, and the Employee Stock Purchase Plan included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$2,037	$1,577	$1,347
Research and development	4,916	3,943	2,787
Sales and marketing	6,168	5,379	4,751
General and administrative	6,893	6,563	5,487
Total	$20,014	$17,462	$14,372

The Company recognizes these compensation costs net of the estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

Total stock-based compensation cost capitalized in inventory was less than $0.5 million in each of the years ended December 31, 2014, 2013 and 2012.

As of December 31, 2014, $11.0 million of unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2014, $17.4 million of unrecognized compensation cost related to unvested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.7 years.

401(k) Plan

In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. In the first quarter of 2012, the Company began matching 50% of contributions for employees that remain active with the Company through the end of the fiscal year, up to a maximum of $6,000 in employee contributions. During the years ended December 31, 2014, 2013 and 2012 the Company recognized $1.0 million, $1.0 million and $0.7 million, respectively, in expenses related to the 401(k) match.

Note 12. Segment Information, Operations by Geographic Area and Customer Concentration

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM and operates in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, home video security, storage and digital media products. The commercial business unit consists of business networking, storage and security solutions that bring enterprise class functionality down to the small and medium-sized business at an affordable price. The service provider business unit consists of made-to-order and retail proven, whole home networking hardware and software solutions as well as 4G LTE hotspots sold to service providers for sale to their

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subscribers. Each business unit is managed by a Senior Vice President/General Manager. The Company believes this structure enables it to better focus its efforts on the Company's core customer segments and allows it to be more nimble and opportunistic as a company overall.

The Company's CEO began temporarily serving as interim general manager of the retail business unit in March 2014 and as interim general manager of the service provider business unit in February 2015, due to the previous general managers' departures from the Company. The Company's CEO continued to serve as interim general manager of both business units as of the filing date of this Annual Report on Form 10-K and will do so until replacements for the positions are appointed.

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, restructuring and other charges, acquisition-related expense, impact to cost of sales from acquisition accounting adjustments to inventory, litigation reserves, net, impairment charges, and interest and other income (expense), net. The Company does not evaluate operating segments using discrete asset information.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Year Ended December 31,
	2014	2013	2012
Net revenue:
Retail	$508,100	$509,924	$504,797
Commercial	305,677	311,261	307,945
Service provider	579,738	548,448	459,179
Total net revenues	$1,393,515	$1,369,633	$1,271,921
Contribution income:
Retail	$76,266	$73,418	$86,808
Retail contribution margin	15.0%	14.4%	17.2%
Commercial	70,810	66,506	67,826
Commercial contribution margin	23.2%	21.4%	22.0%
Service Provider	47,547	51,620	40,794
Service Provider contribution margin	8.2%	9.4%	8.9%
Total segment contribution income	194,623	191,544	195,428
Corporate and unallocated costs	(53,581)	(51,629)	(47,766)
Amortization of intangibles (1)	(17,573)	(15,217)	(4,763)
Stock-based compensation expense	(20,014)	(17,462)	(14,372)
Restructuring and other charges	(2,209)	(5,335)	(1,190)
Acquisition-related expense (2)	(8)	(940)	(833)
Impact to cost of sales from acquisition accounting adjustments to inventory	—	(568)	—
Litigation reserves, net	1,011	(5,354)	(390)
Goodwill impairment charges	(74,196)	—	—
Intangibles impairment charges	—	(2,000)	—
Interest income	253	400	498
Other income (expense), net	2,455	(457)	2,670
Income before income taxes	$30,761	$92,982	$129,282
________________________________

(1)	Amount excludes amortization expense related to patents within purchased intangibles in costs of revenues.

(2)	These acquisition-related charges were expensed in the period incurred and reported in the Company's consolidated statements of operations within cost of revenues and operating expense.

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

The following table shows net revenue by geography for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$750,933	$769,357	$660,998
Americas (excluding U.S.)	19,957	19,961	18,421
United Kingdom	154,503	142,729	184,404
EMEA (excluding U.K.)	267,384	269,959	273,320
APAC	200,738	167,627	134,778
Total net revenue	$1,393,515	$1,369,633	$1,271,921

No single customer accounted for 10% or more of net revenue in the years ended December 31, 2014, 2013 and 2012.
Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations (in thousands):

	As of
	December 31, 2014	December 31, 2013
United States (U.S.)	$12,453	$10,273
Canada	4,375	2,132
Americas (excluding U.S. and Canada)	—	28
EMEA	657	914
China	10,786	11,905
APAC (excluding China)	1,423	1,942
	$29,694	$27,194

Note 13. Fair Value Measurements (in thousands)

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	As of December 31, 2014
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents-money-market funds	$4,408	$4,408	$—	$—
Available-for-sale securities- U.S. treasuries (1)	114,935	114,935	—	—
Available-for-sale securities-certificates of deposit (1)	158	158	—	—
Trading securities - mutual funds (1)	802	802	—	—
Foreign currency forward contracts (2)	2,416	—	2,416	—
Total assets measured at fair value	$122,719	$120,303	$2,416	$—

(1)	Included in short-term investments on the Company's consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company's consolidated balance sheet.

	As of December 31, 2014
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$447	$—	$447	$—
Total liabilities measured at fair value	$447	$—	$447	$—

(3)	Included in other accrued liabilities on the Company's consolidated balance sheet.

	As of December 31, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents-money-market funds	$31,295	$31,295	$—	$—
Available-for-sale securities-U.S. treasuries (1)	104,601	104,601	—	—
Available-for-sale securities-certificates of deposit (1)	159	159	—	—
Trading securities-mutual funds (1)	385	385	—	—
Foreign currency forward contracts (2)	905	—	905	—
Total assets measured at fair value	$137,345	$136,440	$905	$—

(1)	Included in short-term investments on the Company's consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company's consolidated balance sheet.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$381	$—	$381	$—
Total liabilities measured at fair value	$381	$—	$381	$—

(3)	Included in other accrued liabilities on the Company's consolidated balance sheet.

The Company's investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company's foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At December 31, 2014 and December 31, 2013, the adjustment for non-performance risk did not have a material impact on the fair value of the Company's foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 14. Subsequent Event

On February 5, 2015, the Company announced a restructuring plan to reduce the cost structure of the service provider business unit and supporting functions, to match the reduced revenue outlook and concentrate resources on long-term and profitable accounts. The Company estimates its cost will be between approximately $7.0 million and $9.0 million during the first half of 2015. These charges are primarily cash-based and include severance, other one-time benefits, lease termination costs, and other associated costs. The Company expects to complete the restructuring by the second quarter of 2015. As part of the restructuring plan, on February 10, 2015, the company and Michael Clegg, the former senior vice president and general manager of the service provider business unit, entered into a separation agreement regarding his departure on February 6, 2015 from the company. Per the separation agreement, Mr. Clegg will receive continued base salary payments through December 31, 2015 and 14-months of accelerated vesting of his equity awards.

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

	December 31, 2014	(a)	September 28, 2014	June 29, 2014	March 30, 2014
Net revenue	$353,182		$353,338	$337,604	$349,391
Gross profit	$100,474		$102,333	$97,186	$97,925
Provision (benefit) for income taxes	$(5,609)		$8,847	$9,698	$9,037
Net income (loss)	$(40,353)		$20,025	$14,705	$14,411
Net income (loss) per share—basic	$(1.16)		$0.56	$0.41	$0.39
Net income (loss) per share—diluted	$(1.16)		$0.55	$0.40	$0.39

	December 31, 2013		September 29, 2013	June 30, 2013	March 31, 2013
Net revenue	$356,620		$361,895	$357,719	$293,399
Gross profit	$100,789		$101,659	$103,430	$87,737
Provision for income taxes	$11,712		$10,364	$7,144	$8,545
Net income	$11,432		$14,457	$13,985	$15,343
Net income per share—basic	$0.30		$0.37	$0.36	$0.40
Net income per share—diluted	$0.30		$0.37	$0.36	$0.39

(a) Net loss includes a non-cash goodwill impairment charge of $74.2 million relating to the service provider business unit.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (2013), issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2015 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2014 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

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

(a) The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial Statement Schedule.

The following financial statement schedule of NETGEAR, Inc. for the fiscal years ended December 31, 2014, 2013 and 2012 is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements of NETGEAR, Inc.

Schedule II—Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2014	$1,255	$189	$(189)	$1,255
Year ended December 31, 2013	1,256	277	(278)	1,255
Year ended December 31, 2012	1,335	43	(122)	1,256

Allowance for sales returns and warranty:
Year ended December 31, 2014	66,221	97,546	(101,391)	62,376
Year ended December 31, 2013	63,690	104,810	(102,279)	66,221
Year ended December 31, 2012	58,206	100,806	(95,322)	63,690

Allowance for price protection:
Year ended December 31, 2014	4,273	7,534	(10,001)	1,806
Year ended December 31, 2013	1,783	8,352	(5,862)	4,273
Year ended December 31, 2012	3,930	9,925	(12,072)	1,783

(3) Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 20th day of February 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK C.S. LO	Chairman of the Board and Chief Executive Officer	February 20, 2015
Patrick C.S. Lo	(Principal Executive Officer)

/S/ CHRISTINE M. GORJANC	Chief Financial Officer	February 20, 2015
Christine M. Gorjanc	(Principal Financial and Accounting Officer)

/S/ JOCELYN CARTER-MILLER	Director	February 20, 2015
Jocelyn Carter-Miller

/S/ RALPH E. FAISON	Director	February 20, 2015
Ralph E. Faison

/S/ A. TIMOTHY GODWIN	Director	February 20, 2015
A. Timothy Godwin

/S/ JEF GRAHAM	Director	February 20, 2015
Jef Graham

/S/ LINWOOD A. LACY, JR.	Director	February 20, 2015
Linwood A. Lacy, Jr.

/S/ GREGORY J. ROSSMANN	Director	February 20, 2015
Gregory J. Rossmann

/S/ BARBARA V. SCHERER	Director	February 20, 2015
Barbara V. Scherer

/S/ JULIE A. SHIMER	Director	February 20, 2015
Julie A. Shimer

/S/ THOMAS H. WAECHTER	Director	February 20, 2015
Thomas H. Waechter

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 26, 2006, by and among the registrant, SKJM Holdings Corporation, SkipJam Corp., Michael Spilo, Jonathan Daub, Francis Refol, Dennis Aldover and Zhicheng Qiu	8-K	7/27/2006	2.1
2.2	Agreement and Plan of Merger, dated as of May 2, 2007, by and among the registrant, NAS Holdings Corporation, Infrant Technologies, Inc., certain Infrant shareholders thereof, and Paul Tien as the Holders Representative	8-K	5/3/2007	2.1
2.3**	Asset Purchase Agreement, dated as of September 22, 2008, by and among CP Secure International Holding Limited, the stockholders thereof and the registrant	8-K	9/23/2008	2.1
2.4	Asset Purchase Agreement, dated as of January 28, 2013, by and among the registrant, NETGEAR Holdings Limited, NETGEAR International Limited, NETGEAR Canada Limited, NETGEAR Australia PTY, LTD, Sierra Wireless, Inc., Sierra Wireless, Inc., Sierra Wireless America, Inc. and Sierra Wireless (Australia) PTY LTD	10-K	2/26/2013	10.35
3.1	Amended and Restated Certificate of Incorporation of the registrant	S-1	7/30/2003	3.3
3.2	Amended and Restated Bylaws of the registrant	S-1	7/30/2003	3.5
4.1	Form of registrant's common stock certificate	S-1	7/30/2003	4.1
10.1	Form of Indemnification Agreement for directors and officers	S-1	7/30/2003	10.1
10.2#	2000 Stock Option Plan and forms of agreements thereunder	S-1	7/30/2003	10.2
10.3#	2003 Stock Plan and forms of agreements thereunder, as amended	10-K	2/26/2013	10.3
10.4#	2003 Employee Stock Purchase Plan, as amended	10-K	2/26/2013	10.4
10.5#	Amended and Restated 2006 Long-Term Incentive Plan and forms of agreements thereunder	S-8	6/6/2014	4.3
10.6#	NETGEAR, Inc. Executive Bonus Plan	DEF14A	4/28/2008	Appendix B
10.7#	NETGEAR, Inc. Deferred Compensation Plan	8-K	4/5/2013	10.1
10.8#	NETGEAR, Inc. Executive Bonus Plan, as amended and restated April 1, 2013	DEF14A	4/16/2013	Appendix A
10.9*	Distributor Agreement, dated March 1, 1997, between the registrant and Tech Data Product Management, Inc.	S-1	7/30/2003	10.15
10.10*	Distributor Agreement, dated March 1, 1996, between the registrant and Ingram Micro Inc., as amended by Amendment dated October 1, 1996 and Amendment No. 2 dated July 15, 1998	S-1	7/30/2003	10.16
10.11*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL Logistics Americas, Ltd.	S-1	7/30/2003	10.25
10.12*	Distribution Operation Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)	S-1	7/30/2003	10.26
10.13*	Distribution Operation Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited	S-1	7/30/2003	10.27
10.14	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC	8-K	9/27/2007	10.1
10.14a	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC	10-Q	5/9/2008	10.1
10.15#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo	S-1	7/30/2003	10.5
10.15a#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick C.S. Lo	10-K	3/4/2009	10.51
10.16#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill	S-1	7/30/2003	10.8
10.16a#	Amendment to Offer Letter, dated December 28, 2008, between the registrant and Mark G. Merrill	10-K	3/4/2009	10.52
10.17#	Employment Agreement, dated November 4, 2002, between the registrant and Michael F. Falcon	S-1	7/30/2003	10.1
10.17a#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon	10-K	3/4/2009	10.49
10.18#	Employment Agreement, dated November 16, 2005, between the registrant and Christine M. Gorjanc	8-K	11/22/2005	10.32
10.18a#	Amendment to Employment Agreement, dated December 31, 2008, between the registrant and Christine M. Gorjanc	10-K	3/4/2009	10.50
10.18b#	Amendment #2 to Employment Agreement, dated September 21, 2009, between the registrant and Christine M. Gorjanc	8-K	9/21/2009	10.1
10.19#	Change of Control and Severance Agreement, dated October 5, 2009, between the registrant and Andrew W. Kim	10-Q	5/6/2014	10.1
10.20#	Employment Agreement, dated July 8, 2013, between the registrant and John P. McHugh	8-K	7/11/2013	10.1
10.21#	Separation Agreement and Mutual Release, dated February 26, 2014, between the registrant and David S.G. Soares	8-K	2/26/2014	10.1
10.22#	Amended and Restated Change of Control and Severance Agreement, dated September 18, 2014, between the registrant and Jeffrey M. Capone				X
21.1	List of subsidiaries and affiliates	10-K	2/25/2014	21.1
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted as to certain portions of this Exhibit.
**	Registrant hereby agrees to furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon its request.