Form 10-Q
period 2015-03-29
NETGEAR, INC
filed 2015-05-01
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 29, 2015.
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

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 34,664,061 as of April 24, 2015.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 29, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$146,401	$141,234
Short-term investments	101,004	115,895
Accounts receivable, net	254,745	275,689
Inventories	200,948	222,883
Deferred income taxes	28,703	29,039
Prepaid expenses and other current assets	38,080	38,225
Total current assets	769,881	822,965
Property and equipment, net	27,849	29,694
Intangibles, net	61,755	66,230
Goodwill	81,721	81,721
Other non-current assets	48,653	48,077
Total assets	$989,859	$1,048,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,654	$106,357
Accrued employee compensation	19,908	21,588
Other accrued liabilities	122,168	143,742
Deferred revenue	23,746	30,023
Income taxes payable	4,892	2,406
Total current liabilities	237,368	304,116
Non-current income taxes payable	14,892	15,252
Other non-current liabilities	7,784	7,754
Total liabilities	260,044	327,122
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	35	35
Additional paid-in capital	462,973	454,144
Accumulated other comprehensive income	20	38
Retained earnings	266,787	267,348
Total stockholders’ equity	729,815	721,565
Total liabilities and stockholders’ equity	$989,859	$1,048,687
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 29, 2015	March 30, 2014
Net revenue	$309,157	$349,391
Cost of revenue	220,877	251,466
Gross profit	88,280	97,925
Operating expenses:
Research and development	20,452	22,181
Sales and marketing	37,602	39,911
General and administrative	11,023	11,375
Restructuring and other charges	4,394	842
Litigation reserves, net	(2,690)	117
Total operating expenses	70,781	74,426
Income from operations	17,499	23,499
Interest income	52	57
Other income (expense), net	475	(108)
Income before income taxes	18,026	23,448
Provision for income taxes	10,015	9,037
Net income	$8,011	$14,411
Net income per share:
Basic	$0.23	$0.39
Diluted	$0.23	$0.39
Weighted average shares used to compute net income per share:
Basic	34,678	36,630
Diluted	35,285	37,305
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
Net income	$8,011	$14,411
Other comprehensive loss, before tax:
Unrealized loss on derivative instruments	(24)	(205)
Unrealized gain on available-for-sale securities	10	7
Other comprehensive loss, before tax	(14)	(198)
Tax expense related to items of other comprehensive income	(4)	(3)
Other comprehensive loss, net of tax	(18)	(201)
Comprehensive income	$7,993	$14,210
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net income	$8,011	$14,411
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,215	8,743
Purchase premium amortization/discount accretion on investments, net	(30)	93
Non-cash stock-based compensation	4,348	5,130
Income tax impact associated with stock option exercises	(262)	(314)
Excess tax benefit from stock-based compensation	(88)	(153)
Deferred income taxes	(386)	(671)
Changes in assets and liabilities:
Accounts receivable	20,945	(24,854)
Inventories	21,934	22,826
Prepaid expenses and other assets	120	(7,179)
Accounts payable	(38,939)	(18,245)
Accrued employee compensation	(1,680)	1,983
Other accrued liabilities	(19,860)	(2,422)
Deferred revenue	(5,819)	5,637
Income taxes payable	2,126	569
Net cash provided by (used in) operating activities	(365)	5,554
Cash flows from investing activities:
Purchases of short-term investments	(24,961)	(59,958)
Proceeds from sales and maturities of short-term investments	40,000	54,500
Purchase of property and equipment	(5,633)	(3,085)
Net cash provided by (used in) investing activities	9,406	(8,543)
Cash flows from financing activities:
Purchase and retirement of common stock	(8,572)	(15,908)
Proceeds from exercise of stock options	3,108	4,063
Proceeds from issuance of common stock under employee stock purchase plan	1,502	1,328
Excess tax benefit from stock-based compensation	88	153
Net cash used in financing activities	(3,874)	(10,364)
Net increase (decrease) in cash and cash equivalents	5,167	(13,353)
Cash and cash equivalents, at beginning of period	141,234	143,009
Cash and cash equivalents, at end of period	$146,401	$129,656
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

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
The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2014 has been derived from audited financial statements at such date. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations, comprehensive income and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three months ended March 29, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.

Note 2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company’s significant accounting policies have not materially changed during the three months ended March 29, 2015.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.	Balance Sheet Components

Available-for-sale short-term investments (in thousands)

	As of
	March 29, 2015				December 31, 2014
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. treasuries	$99,944	$8	$(7)	$99,945	$114,944	$6	$(15)	$114,935
Certificates of deposits	150	—	—	150	158	—	—	158
Total	$100,094	$8	$(7)	$100,095	$115,102	$6	$(15)	$115,093

The Company’s short-term investments are primarily comprised of marketable securities that are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the available-for-sale securities have unrealized losses greater than 12 months.

Accounts receivable, net (in thousands)

	As of
	March 29, 2015	December 31, 2014
Gross accounts receivable	$275,062	$296,239
Allowance for doubtful accounts	(1,255)	(1,255)
Allowance for sales returns	(16,317)	(17,489)
Allowance for price protection	(2,745)	(1,806)
Total allowances	(20,317)	(20,550)
Total accounts receivable, net	$254,745	$275,689

Inventories (in thousands)

	As of
	March 29, 2015	December 31, 2014
Raw materials	$3,402	$3,625
Work in process	1	8
Finished goods	197,545	219,250
Total inventories	$200,948	$222,883

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net (in thousands)

	As of
	March 29, 2015	December 31, 2014
Computer equipment	$9,984	$9,779
Furniture, fixtures and leasehold improvements	19,772	19,379
Software	29,395	29,294
Machinery and equipment	62,097	60,135
Total property and equipment, gross	121,248	118,587
Accumulated depreciation and amortization	(93,399)	(88,893)
Total property and equipment, net	$27,849	$29,694

Depreciation and amortization expense pertaining to property and equipment was $4.8 million and $4.3 million for the three months ended March 29, 2015 and March 30, 2014, respectively.

Intangibles, net (in thousands)

	Gross	Accumulated Amortization	Net
March 29, 2015
Technology	$61,099	$(41,781)	$19,318
Customer contracts and relationships	56,500	(17,976)	38,524
Other	10,545	(6,632)	3,913
Total intangibles, net	$128,144	$(66,389)	$61,755

	Gross	Accumulated Amortization	Net
December 31, 2014
Technology	$61,099	$(39,341)	$21,758
Customer contracts and relationships	56,500	(16,205)	40,295
Other	10,545	(6,368)	4,177
Total intangibles, net	$128,144	$(61,914)	$66,230

Amortization of intangibles was $4.5 million for the three months ended March 29, 2015 and March 30, 2014, respectively.

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31	Amount
2015 (remaining nine months)	$12,808
2016	16,921
2017	11,386
2018	7,871
2019	6,028
Thereafter	6,741
Total estimated amortization expense	$61,755

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other non-current assets (in thousands)

	As of
	March 29, 2015	December 31, 2014
Non-current deferred income taxes	$39,418	$38,696
Cost method investment	1,322	1,322
Other	7,913	8,059
Total other non-current assets	$48,653	$48,077

Other accrued liabilities (in thousands)

	As of
	March 29, 2015	December 31, 2014
Sales and marketing programs	$45,203	$54,582
Warranty obligation	42,877	44,888
Freight	5,788	6,827
Other	28,300	37,445
Total other accrued liabilities	$122,168	$143,742

Note 4.	Derivative Financial Instruments

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

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of March 29, 2015 and December 31, 2014 are summarized as follows (in thousands):

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative Assets	Balance Sheet Location	Fair Value at March 29, 2015	Balance Sheet Location	Fair Value at December 31, 2014
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$2,724	Prepaid expenses and other current assets	$2,416
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	10	Prepaid expenses and other current assets	—
Total		$2,734		$2,416

Derivative Liabilities	Balance Sheet Location	Fair Value at March 29, 2015	Balance Sheet Location	Fair Value at December 31, 2014
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$389	Other accrued liabilities	$409
Derivative liabilities designated as hedging instruments	Other accrued liabilities	—	Other accrued liabilities	38
Total		$389		$447

For details of the Company’s fair value measurements, see Note 11, Fair Value Measurements.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis in the unaudited condensed consolidated balance sheets.

The following tables set forth the offsetting of derivative assets as of March 29, 2015 and December 31, 2014 (in thousands):

As of March 29, 2015				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$1,188	$—	$1,188	$(161)	$—	$1,027
J.P. Morgan Chase	227	—	227	(1)	—	226
Wells Fargo	1,319	—	1,319	(227)	—	1,092
Total	$2,734	$—	$2,734	$(389)	$—	$2,345

As of December 31, 2014				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$319	$—	$319	$(16)	$—	$303
Wells Fargo	2,097	—	2,097	(431)	—	1,666
Total	$2,416	$—	$2,416	$(447)	$—	$1,969

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative liabilities as of March 29, 2015 and December 31, 2014 (in thousands):

As of March 29, 2015				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$161	$—	$161	$(161)	$—	$—
JP Morgan Chase	1	—	1	(1)	—	—
Wells Fargo	227	—	227	(227)	—	—
Total	$389	$—	$389	$(389)	$—	$—

As of December 31, 2014				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$16	$—	$16	$(16)	$—	$—
Wells Fargo	431	—	431	(431)	—	—
Total	$447	$—	$447	$(447)	$—	$—

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for three to five months. The Company enters into about five forward contracts per quarter with an average size of approximately $7.0 million USD equivalent related to its cash flow hedging program.

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. OCI associated with cash flow hedges of foreign currency revenue is recognized as a component of net revenue in the same period as the related revenue is recognized. OCI associated with cash flow hedges of foreign currency costs of revenue and operating expenses are recognized as a component of cost of revenue and operating expense in the same period as the related costs of revenue and operating expenses are recognized.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the three months ended March 29, 2015 and March 30, 2014.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three months ended March 29, 2015 and March 30, 2014 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended March 29, 2015
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(195)	Net revenue	$(147)	Other income, net	$(19)
Foreign currency forward contracts	—	Cost of revenue	(1)	Other income, net	—
Foreign currency forward contracts	—	Operating expenses	(23)	Other income, net	—
Total	$(195)		$(171)		$(19)

Derivatives Designated as Hedging Instruments	Three Months Ended March 30, 2014
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(564)	Net revenue	$(425)	Other income, net	$(27)
Foreign currency forward contracts	—	Cost of revenue	2	Other income, net	—
Foreign currency forward contracts	—	Operating expenses	64	Other income, net	—
Total	$(564)		$(359)		$(27)

(a)	Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities that may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about 15 non-designated derivatives per quarter. The average size of its non-designated hedges is approximately $2.0 million USD equivalent and these hedges range from one to five months in duration.

The effects of the Company’s non-designated hedged included in other income, net in the unaudited condensed consolidated statements of operations for the three months ended March 29, 2015 and March 30, 2014 are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Amount of Gains (Losses) Recognized in Income
		Three Months Ended March 29, 2015	Three Months Ended March 30, 2014
Foreign currency forward contracts	Other income (expense), net	$3,843	$(766)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.	Net Income Per Share
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
Net income per share for the three months ended March 29, 2015 and March 30, 2014 are as follows (in thousands, except per share data):

	Three Months Ended
	March 29, 2015	March 30, 2014
Numerator:
Net income	$8,011	$14,411

Denominator:
Weighted average common shares - basic	34,678	36,630
Potentially dilutive common share equivalent	607	675
Weighted average common shares - dilutive	35,285	37,305

Basic net income per share	$0.23	$0.39
Diluted net income per share	$0.23	$0.39

Anti-dilutive employee stock-based awards, excluded	2,368	2,568

Note 6.	Income Taxes

The income tax provision was $10.0 million, or an effective tax rate of 55.6%, and $9.0 million, or an effective tax rate of 38.5% for the three months ended March 29, 2015 and March 30, 2014, respectively. During the three months ended March 29, 2015 and March 30, 2014, the Company incurred losses in a jurisdiction where no tax benefit could be recorded. As a result, the forecasted earnings from this jurisdiction were excluded from the determination of tax expense for the respective periods. The increase in the effective tax rate for the three month period ended March 29, 2015 compared to the same period in the prior year was primarily caused by an increase in losses incurred in a jurisdiction where no tax benefit could be recorded as well as a shift in the distribution of earnings to jurisdictions with relatively higher tax rates.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next twelve months is approximately $1.1 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7.	Commitments and Contingencies

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At March 29, 2015, the Company had approximately $135 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Warranty Obligations
Changes in the Company’s warranty obligation, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Balance as of beginning of the period	$44,888	$48,754
Provision for warranty obligation made during the period	16,255	14,158
Settlements made during the period	(18,266)	(17,509)
Balance at end of period	$42,877	$45,403

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 29, 2015.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 29, 2015.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have stock options vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of March 29, 2015.

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

While the Federal Circuit found the district court had inadequate jury instructions, it held that there was enough evidence for the jury to find infringement of two claims of U.S. Patent Number 6,466,568 and two claims of U.S. Patent Number 6,772,215, but reversed the lower court’s decision not to grant a noninfringement judgment as a matter of law regarding the third patent, U.S. Patent Number 6,424,625, finding that no reasonable jury could find that the ‘625 Patent was infringed by the defendants.

Neither Ericsson nor the defendants appealed the Federal Circuit’s decision, and the Federal Circuit issued its mandate and sent the case back to the U.S. District Court in the Eastern District of Texas for a new damages trial. No proceedings have yet taken place in the U.S. District Court in the Eastern District of Texas following the Federal Circuit’s mandate.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In September of 2013, Broadcom filed petitions in the USPTO at the Patent Trial and Appeal Board (PTAB) seeking inter partes review (“IPR”) of Ericsson’s three patents that the jury found were infringed by the Company and other defendants. On March 6, 2015, the PTAB invalidated all the claims of these three patents that were asserted against the Company and other defendants at trial -- claim 1 of the '625 Patent, claims 1 and 5 of the '568 Patent, and claims 1 and 2 of the '215 Patent -- ruling these claims were anticipated or obvious in light of prior art. The PTAB also rejected two motions to amend by Ericsson, which sought to substitute certain proposed claims in the ‘625 and ‘568 patents, should they be found unpatentable by the PTAB. This PTAB decision comes on top of the Federal Circuit decision (a) vacating the jury verdict after finding that the district court had not properly instructed the jury on royalty rates and Ericsson’s licensing promises, and (b) ruling that no reasonable jury could have found the ‘625 Patent infringed. Ericsson can appeal the PTAB decision to the Federal Circuit and also recently requested that the PTAB reconsider its decision. The present status of the case, however, is that the Company does not infringe on any valid Ericsson patent, and accordingly the Company reversed the accruals related to this case.

Agenzia Entrate Provincial Revenue Office 1 of Milan v. NETGEAR International, Inc.

In November 2012, the Italian Tax Police began a comprehensive tax audit of NETGEAR International, Inc.’s Italian Branch. The scope of the audit initially was from 2004 through 2011 and was subsequently expanded to include 2012. The tax audit encompasses Corporate Income Tax (IRES), Regional Business Tax (IRAP) and Value-Added Tax (VAT). In December 2013 and December 2014, an assessment was issued by Inland Revenue Agency, Provincial Head Office No. 1 of Milan-Auditing Department (Milan Tax Office) for the 2004 tax year and the 2005 through 2007 tax years, respectively. All other years remain under audit. In May 2014, the Company filed with the Provincial Tax Court of Milan (Tax Court) a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2004 year. The hearing was held and decision was issued on November 7, 2014. The Tax Court found in favor of the Company and nullified the assessment by the Inland Revenue Agency for 2004. The Inland Revenue Agency has until June 19, 2015 to appeal the decision of the Tax Court. With respect to 2005 through 2007, the Company is currently evaluating possible responses and defenses to the assessments. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

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

In addition, on August 1, 2013, Spansion filed a parallel similar complaint against the same parties in the Northern District of California. The Northern District of California case was stayed pending the outcome of the ITC case.

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

In a separate case between IWS and Cisco, Hewlett Packard, and Ruckus that was proceeding in the U.S. District Court for the Western District of Texas, the District Court issued a claim construction order that is unfavorable to IWS and that IWS plans to appeal. Thus, on March 3, 2015, in light of the unfavorable Markman ruling for IWS, judgment was entered in the W.D. Tex. case, dismissing IWS’s claims against the Texas defendants, Cisco and Ruckus. While the IWS case proceeding in the Western District of Texas was separate from IWS’s lawsuit against the Company in Delaware, the patents in suit were the same in the two cases. Consequently, IWS also agreed to an entry of judgment in the Delaware cases on grounds of IWS’s acknowledgment that: (a) the final judgments entered in the Cisco and Ruckus cases in Texas bar IWS’s claims for infringement against the Delaware defendants, including the Company, pursuant to the doctrine of collateral estoppel and (b) the pendency of an appeal of the judgments in the Cisco and Ruckus cases would not preclude the application of the doctrine of collateral estoppel to the Delaware cases. Thus, on March 20 2015, IWS dismissed without prejudice its cases against the Company and other Delaware defendants. As agreed by the Company and other Delaware defendants, IWS may move to reopen the case should it prevail before the Federal Circuit on its appeal before the Federal Circuit of the unfavorable Markman ruling issued by the District Court for the Western District of Texas. This litigation matter did not have a material financial impact to the Company.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On February 5, 2015, the Court set the claim construction hearing for December 4, 2015 and allowed discovery for claim construction purposes to commence. On February 6, 2015, the Company filed its motion to transfer with the Court; on February 13, 2015, Via Vadis filed its opposition to the Company’s motion to transfer; and on February 20, 2015, the Company filed its reply brief on its motion to transfer. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

SOTA Semiconductor LLC v. NETGEAR, Inc.

On October 20, 2014, the Company was sued by a non-practicing entity named SOTA Semiconductor LLC. The complaint includes a number of defendants, and alleges that joinder is appropriate because the allegations against all of the defendants are based on each defendant’s incorporation of Marvell Semiconductor, Inc.’s (“Marvell”) chips in their products. Marvell is also a named defendant. Although there are two patents asserted against some of the defendants in the complaint, the Company is only accused on one of the two (U.S. Patent No. 5,991,545 (the "'545 Patent"), entitled “Microcomputer Having Variable Bit Width Area For Displacement And Circuit For Handling Immediate Data Larger Than Instruction Word”). The allegations are based on the Company’s use of what the complaint describes as “Marvell Thumb Processors”. The complaint alleges that the “infringing devices include without limitation NETGEAR’s ReadyNAS network attached storage devices model numbers RN10200, RN10211D, RN10222D, RN10223D, RN10400, RN10421D, RN10441D and RN10442D and ReadyNAS Business Rackmount Series network attached storage devices model numbers RN2120, RN21241D, RN21242D, RN21241E, RN21242E, RN21243E and RN21244E.”

On December 12, 2014, the Company answered the complaint with various affirmative defenses and asserted the counterclaims of noninfrigement and invalidity.

On December 16, 2014, the Court set an initial scheduling conference for February 23, 2015. That Court action triggered several deadlines, including the beginning of claim construction discovery on March 23, 2015.

At the end of December 2014, SOTA granted RPX Corporation a license. This is significant because co-defendant Marvell, who provides the chips for the Company’s ReadyNAS units that are accused of infringement, is an RPX member and RPX members’ customers are generally covered by RPX licenses. Consequently, on March 17, 2015, after stipulation by the Company and SOTA, the Court dismissed with prejudice all claims that were alleged or could have been alleged by SOTA against the Company based on or relating to the alleged infringement the ‘545 Patent by the Marvell microprocessors. All other claims that were or could have been alleged by SOTA against the Company were dismissed without prejudice. All counterclaims and defenses which were or could have been alleged by the Company based on the alleged infringement of the ‘545 patent by the Marvell and non-Marvell microprocessors, including counterclaims and defenses of patent invalidity and unenforceability, were dismissed without prejudice. Thus, the case was resolved without a material financial impact to the Company.

Wetro Lan v. NETGEAR, Inc.

On January 30, 2015, the Company was sued by a non-practicing entity called Wetro Lan LLC (“Wetro Lan”) in United States District Court, Eastern District of Texas, Marshall Division. Wetro Lan alleges direct infringement by the Company of United States Patent No. 6,795,918 (“the "‘918 Patent”) entitled “Service Level Computer Security” based on the Company’s manufacture and selling of the “NETGEAR WGR614v9 Wireless Router and similarly situated NETGEAR, Inc. Wireless Routers.” The Company filed its answer to the complaint on April 13, 2015. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Rothschild Connected Devices Innovations, LLC v NETGEAR, Inc..

On February 6, 2015, the Company was sued by a non-practicing entity called Rothschild Connected Devices Innovations, LLC (“Rothschild”) in United States District Court, Eastern District of Texas. Rothschild alleges direct or indirect infringement by the Company of United States Patent No. 8,788,090 (“the ‘090 patent”) entitled “System and Method for Creating a Personalized

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consumer Product” through the Company’s “making, using, importing, selling, and/or offering for sale a customizable home security camera system covered by one or more claims of the ‘090 patent.” The accused device is the Company’s Arlo camera system. The answer was originally due on March 27, 2015, but the Company received an extension from Rothschild until April 29, 2015 to answer the Complaint. On March 26, 2015, the Company sent Rothschild a letter detailing the severe defects in Rothschild’s case against the Company, providing Rothschild the opportunity to withdraw the lawsuit, and threatening to seek sanctions against Rothschild and its attorneys if the lawsuit was not withdrawn. The Company set a deadline for dismissal without seeking sanctions of April 17, 2015, and on April 17, 2015 Rothschild voluntarily dismissed the case. This litigation matter did not have a material financial impact to the Company.

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

Environmental Regulation

The Company is required to comply and is currently in compliance with the European Union ("EU") and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), Waste Electrical and Electronic Equipment ("WEEE") requirements, Energy Using Product (“EuP”) requirements, the REACH Regulation, Packaging Directive and the Battery Directive.

The Company is subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing process. The Company believes that its current manufacturing and other operations comply in all material respects with applicable environmental laws and regulations; however, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create an environmental liability with respect to its facilities, operations, or products. See further discussion of the business risks associated with environmental legislation under the risk titled, "We are subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution and sale of our products, as well as any such future laws and regulations. Some of our customers also require that we comply with their own unique requirements relating to these matters. Any failure to comply with such laws, regulations and requirements, and any associated unanticipated costs, may adversely affect our business, financial condition and results of operations." within Item 1A Risk Factors of this Form 10-Q.

Note 8.	Stockholders' Equity

Common Stock Repurchase Program

On October 21, 2008, the Company’s Board of Directors authorized management to repurchase up to 6.0 million shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. On October 17, 2014, the Board of Directors authorized the management to repurchase up to 3.0 million shares of the Company's outstanding common stock which, at the time of authorization, were incremental to the remaining shares under the Company's previous share repurchase program. The Company repurchased, reported based on trade date, 0.3 million shares of common stock at a cost of $8.3 million under this authorization during the three months ended March 29, 2015, which leaves approximately 2.7 million shares remaining in the buyback program. The Company repurchased, reported based on trade date, 0.5 million shares of common stock at a cost of $15.9 million under this authorization during the three months ended March 30, 2014.
The Company repurchased, as reported based on trade date, approximately 7,000 shares of common stock at a cost of $0.2 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs") during the three months ended March 29, 2015. Similarly, during the three months ended March 30, 2014, the Company repurchased approximately 1,000 shares of common stock at a cost of $33,000 under the same program to help facilitate tax withholding for RSUs.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Accumulated Other Comprehensive Income, Net

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component, net of tax, for the three months ended March 29, 2015 (in thousands):

	Gains and losses on available for sale securities	Gains and losses on derivatives	Total
Beginning balance as of December 31, 2014	$(5)	$43	$38
Other comprehensive income (loss) before reclassifications	6	(195)	(189)
Amounts reclassified from accumulated other comprehensive income	—	171	171
Net current period other comprehensive income (loss)	6	(24)	(18)
Ending balance as of March 29, 2015	$1	$19	$20

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three months ended March 29, 2015 and March 30, 2014 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 29, 2015		Three Months Ended March 30, 2014
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$(147)	Net revenue	$(425)	Net revenue
Foreign currency forward contracts	(1)	Cost of revenue	2	Cost of revenue
Foreign currency forward contracts	(23)	Operating expenses	64	Operating expenses
	(171)	Total before tax	(359)	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$(171)	Total, net of tax	$(359)	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

Note 9.	Employee Benefit Plans
The Company grants options and RSUs from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. Award vesting periods for this plan is generally four years. As of March 29, 2015, a total of approximately 2.2 million shares from this plan were reserved for future grants.
Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As of March 29, 2015, a total of approximately 0.2 million shares were reserved for future grants under the ESPP.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity
Stock option activity during the three months ended March 29, 2015 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2014	3,939	$30.58
Granted	7	33.77
Exercised	(130)	23.88
Cancelled	(100)	33.14
Expired	(45)	34.68
Outstanding at March 29, 2015	3,671	$30.71

RSU Activity

RSU activity during the three months ended March 29, 2015 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2014	858	$30.68
RSUs granted	21	33.77
RSUs vested	(19)	30.57
RSUs cancelled	(64)	31.60
Outstanding at March 29, 2015	796	$31.15

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
The table below sets forth the weighted average assumptions used to estimate the fair value of option grants during the three months ended March 29, 2015. There were no option grants in the three months ended March 30, 2014.

	Three Months Ended
	March 29, 2015	March 30, 2014
Expected life (in years)	4.4	N/A
Risk-free interest rate	1.06%	N/A
Expected volatility	39.9%	N/A
Dividend yield	—	—

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Cost of revenue	$496	$471
Research and development	845	1,396
Sales and marketing	1,393	1,949
General and administrative	1,614	1,314
Total stock-based compensation	$4,348	$5,130

As of March 29, 2015, $8.1 million of unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.25 years. Additionally, $14.5 million of unrecognized compensation cost related to unvested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.44 years.

Note 10.	Segment Information and Operations by Geographic Area

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

The Company's CEO began temporarily serving as interim general manager of the retail business unit in March 2014 and as interim general manager of the service provider business unit in February 2015, due to the previous general managers' departures from the Company. As of March 29, 2015, the CEO continued to serve as interim general manager of both business units and will do so until replacements for the positions are appointed.

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, restructuring and other charges, acquisition-related expense, losses on inventory commitments due to restructuring, litigation reserves, net, and interest and other income (expense), net. The Company does not evaluate operating segments using discrete asset information.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Three Months Ended
	March 29, 2015	March 30, 2014
Net revenue:
Retail	$120,957	$118,232
Commercial	72,731	78,863
Service provider	115,469	152,296
Total net revenue	309,157	349,391
Contribution income:
Retail	$16,319	$14,683
Retail contribution margin	13.5%	12.4%
Commercial	16,243	19,540
Commercial contribution margin	22.3%	24.8%
Service Provider	8,758	13,519
Service Provider contribution margin	7.6%	8.9%
Total segment contribution income	41,320	47,742
Corporate and unallocated costs	(12,966)	(13,756)
Amortization of intangibles (1)	(4,396)	(4,390)
Stock-based compensation expense	(4,348)	(5,130)
Restructuring and other charges	(4,394)	(842)
Acquisition-related expense	—	(8)
Losses on inventory commitments due to restructuring	(407)	—
Litigation reserves, net	2,690	(117)
Interest income	52	57
Other income (expense), net	475	(108)
Income before income taxes	$18,026	$23,448
________________________________

(1)	Amount excludes amortization expense related to patents included in cost of revenue.

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

	Three Months Ended
	March 29, 2015	March 30, 2014
United States (U.S.)	$170,592	$190,276
Americas (excluding U.S.)	3,194	4,503
United Kingdom (U.K.)	31,365	41,200
EMEA (excluding U.K.)	57,744	65,593
APAC	46,262	47,819
Total net revenue	$309,157	$349,391

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment by geographic location are as follows (in thousands):

	As of
	March 29, 2015	December 31, 2014
United States	$11,713	$12,453
Canada	4,411	4,375
EMEA	576	657
China	9,651	10,786
APAC (excluding China)	1,498	1,423
	$27,849	$29,694

Note 11.	Fair Value Measurements (in thousands)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 29, 2015:

	As of March 29, 2015
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$19,974	$19,974	$—	$—
Available-for-sale securities—U.S. treasuries (1)	99,945	99,945	—	—
Available-for-sale securities—certificates of deposit (1)	150	150	—	—
Trading securities—mutual funds (1)	909	909	—	—
Foreign currency forward contracts (2)	2,734	—	2,734	—
Total assets measured at fair value	$123,712	$120,978	$2,734	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of March 29, 2015
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$389	$—	$389	$—
Total liabilities measured at fair value	$389	$—	$389	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	As of December 31, 2014
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$4,408	$4,408	$—	$—
Available-for-sale securities—U.S. treasuries (1)	114,935	114,935	—	—
Available-for-sale securities—certificates of deposit (1)	158	158	—	—
Trading securities—mutual funds (1)	802	802	—	—
Foreign currency forward contracts (2)	2,416	—	2,416	—
Total assets measured at fair value	$122,719	$120,303	$2,416	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2014
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$447	$—	$447	$—
Total liabilities measured at fair value	$447	$—	$447	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.
The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At March 29, 2015 and December 31, 2014, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 12.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $3.2 million and $2.8 million for the three months ended March 29, 2015 and March 30, 2014, respectively.

Note 13.	Restructuring and Other Charges

The Company incurred restructuring and other charges of $4.4 million and $0.8 million during the three months ended March 29, 2015 and March 30, 2014, respectively. Restructuring and other charges of $4.4 million recognized in the first quarter of 2015 are primarily attributable to employee termination charges recognized associated with actions taken to reduce the cost structure of the service provider business unit and supporting functions announced in February 2015. Restructuring and other

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

charges incurred in the first quarter of 2014 were primarily attributable to one-time separation costs relating to the departure of the general manager of the retail business unit.

Accrued restructuring and other charges are classified within other accrued liabilities in the unaudited condensed consolidated balance sheets and are expected to be paid over the next twelve months.

The following table provide a summary of accrued restructuring and other charges activity for the three months ended March 29, 2015 (in thousands):

	Accrued Restructuring and Other Charges at December 31, 2014	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at March 29, 2015
Restructuring
Employee termination charges	$316	$3,941	$(2,029)	$—	$2,228
Lease contract termination and other charges	$—	$453	$(119)	$(49)	$285
Total Restructuring and other charges	$316	$4,394	$(2,148)	$(49)	$2,513

In the second fiscal quarter of 2015, we expect to incur additional restructuring and other charges of between approximately $1.0 million and $2.0 million as we continue to execute on our plan to reduce the cost structure of the service provider business unit and supporting functions to align with the reduced revenue outlook and to concentrate resources on LTE and long-term and profitable accounts.

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

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Fry’s Electronics, K-mart, Sears, Staples, Target, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), Dick Smith (Australia), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future.

During the first quarter of 2015, we experienced an 11.5% decrease in net revenue compared to the first quarter of 2014, driven primarily by a reduction in service provider net revenue. The decrease was primarily attributable to a reduction in gross shipments driven, in part, by continued weakness in carrier spending in North America and Europe. As previously announced, during the first quarter of 2015 we began to execute on our plans to reduce the cost structure of the service provider business unit and supporting functions to better align with the reduced revenue outlook, and to concentrate resources on LTE and long term and profitable accounts. Retail net revenue increased slightly compared to the year ago period, due primarily to an increase in gross shipments of broadband gateways and home security automation products. Commercial net revenue decreased due primarily to a reduction in gross shipments of network storage and wireless products. Both retail and commercial net revenue were negatively impacted by challenges resulting from the macro-economic environment, increased competition and pricing pressures in Europe, compounded with the impact of weakening foreign currencies compared to the U.S. dollar. On a geographic basis, net revenue decreased in each of the regions. The decline in the Americas was driven primarily by a reduction in sales of our mobile, multimedia and home wireless products, partially offset by an increase in sales of home security automation products, broadband gateways and switches. The decline in EMEA was driven primarily by a reduction in sales of broadband gateways, home wireless, switches, and powerline products, partially offset by an increase in sales of mobile products. The decline in APAC was driven primarily by a reduction in sales of home wireless, mobile products and switches, partially offset by an increase in sales of our broadband gateways.

Looking forward, we expect growth in our retail business unit mainly driven by continued introduction and wider adoption of our new 802.11ac technology, the accelerated penetration of home security automation products and successfully establishing our cable gateways in the retail market. We expect growth in our commercial business unit driven by sales of our 10Gig switches, PoE switches, storage and wireless products among small and medium-sized businesses and end users. Although service provider results remained relatively strong in 2014, we began to see softening in the fourth quarter of the year and continued to experience declines in the first quarter of 2015 due to continued weakness in capital expense spending by certain service providers in both North America and in Europe. We expect to incur additional restructuring charges of between $1.0 million and $2.0 million during the second fiscal quarter of 2015 as we continue to execute on our plan to reduce the cost structure of the service provider business unit and supporting functions to match the reduced revenue outlook and to concentrate resources on LTE and long-term and profitable accounts. We remain focused on improving profitability, while investing in key strategic growth areas. The areas that we are targeting continue to be LTE, 802.11ac, home security automation and the under-served small and medium-sized business market.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations for the three months ended March 29, 2015, with the comparable reporting period in the preceding year.

	Three Months Ended
	March 29, 2015		March 30, 2014
	(In thousands, except percentage data)
Net revenue	$309,157	100.0%	$349,391	100.0%
Cost of revenue	220,877	71.4%	251,466	72.0%
Gross profit	88,280	28.6%	97,925	28.0%
Operating expenses:
Research and development	20,452	6.6%	22,181	6.3%
Sales and marketing	37,602	12.2%	39,911	11.5%
General and administrative	11,023	3.6%	11,375	3.3%
Restructuring and other charges	4,394	1.4%	842	0.2%
Litigation reserves, net	(2,690)	(0.9)%	117	0.0%
Total operating expenses	70,781	22.9%	74,426	21.3%
Income from operations	17,499	5.7%	23,499	6.7%
Interest income	52	(0.1)%	57	0.0%
Other income, net	475	0.2%	(108)	0.0%
Income before income taxes	18,026	5.8%	23,448	6.7%
Provision for income taxes	10,015	3.2%	9,037	2.6%
Net income	$8,011	2.6%	$14,411	4.1%

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

	Three Months Ended
	March 29, 2015	% Change	March 30, 2014
	(In thousands, except percentage data)
Americas	$173,786	(10.8)%	$194,779
Percentage of net revenue	56.2%		55.7%
EMEA	$89,109	(16.6)%	$106,793
Percentage of net revenue	28.8%		30.6%
APAC	$46,262	(3.3)%	$47,819
Percentage of net revenue	15.0%		13.7%
Total net revenue	$309,157	(11.5)%	$349,391

Americas

The decrease in Americas net revenue for the three months ended March 29, 2015 compared to the prior year period was driven primarily by a reduction in sales of our mobile, multimedia and home wireless products, partially offset by an increase in sales of home security automation products, broadband gateways and switches. The decrease was due primarily to a reduction in service provider demand driven, in part, by weakness in North American carrier spending. In our retail and distribution channels, we continue to see strong demand for our products, including the recently introduced Nighthawk X4 and Arlo Smart Home cameras.

EMEA

The decrease in EMEA net revenue for the three months ended March 29, 2015 compared to the prior year period was driven primarily by an a reduction in sales of broadband gateways, home wireless, switches, and powerline products, partially offset by an increase in sales of mobile products. Our success in the region continues to be challenged by the macro-economic environment, increased competition and pricing pressures, as well as weakening foreign currencies compared to the U.S. dollar.
APAC

The decrease in APAC net revenue for the three months ended March 29, 2015 compared to the prior year period was driven primarily by a reduction in sales of home wireless, mobile products and switches, partially offset by an increase in sales of our broadband gateways. Similar to EMEA, APAC net revenue was constrained by weakening foreign currencies compared to the U.S. dollar.

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

	Three Months Ended
	March 29, 2015	% Change	March 30, 2014
	(In thousands, except percentage data)
Cost of revenue	$220,877	(12.2)%	$251,466
Gross margin percentage	28.6%		28.0%

Cost of Revenue
Cost of revenue decreased for the three months ended March 29, 2015 compared to the prior year period due primarily to the decrease in net revenue and related product costs driven by lower total shipments, combined with a reduction in excess and obsolete inventory charges of $1.3 million relative to the prior year period.
Gross Margin
Our gross margin slightly increased for the three months ended March 29, 2015 compared to the prior year period due primarily to the positive effects of lower excess and obsolete inventory charges combined with a benefit recognized in the current quarter relating to royalties previously accrued relating to the Ericsson patent litigation. For a detailed discussion of our litigation matters, refer to Note 7, Commitments and Contingencies, in the notes to unaudited condensed consolidated financial statements.
We expect gross margin percentage to remain relatively flat in the near term. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service providers.

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

	Three Months Ended
	March 29, 2015	% Change	March 30, 2014
	(In thousands, except percentage data)
Research and development expense	$20,452	(7.8)%	$22,181

Research and development expense decreased for the three months ended March 29, 2015 compared to the prior year period due primarily to a reduction in personnel-related costs of $0.9 million, driven by a reduction in headcount attributable to the restructuring activities executed in the first quarter of 2015, and professional services of $0.8 million.
Headcount decreased by 23 employees to 326 employees at March 29, 2015 compared to 349 employees at March 30, 2014.
We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We continue to invest in research and development to expand our cloud platform capabilities, grow our home security camera and home automation device portfolio, develop innovative whole home WiFi coverage solutions and be first to market with the latest LTE technology. In the future, research and development expenses may increase in absolute dollars and as a percentage of revenue as we broaden our core competencies and expand into new software and networking product technologies. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of revenue, depending on actual revenues achieved in any given quarter.
Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization expenses, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended
	March 29, 2015	% Change	March 30, 2014
	(In thousands, except percentage data)
Sales and marketing expense	$37,602	(5.8)%	$39,911

Sales and marketing expense decreased for the three months ended March 29, 2015 compared to the prior year period due primarily to a reduction of $1.2 million in personnel-related costs, driven by a reduction in headcount attributable to the restructuring activities executed in the first quarter of 2015, $1.0 million in variable compensation and $1.2 million in project and outside professional services, partially offset by an increase in freight costs of $0.5 million and marketing expenses of $0.2 million.
Headcount decreased by 14 employees to 366 employees at March 29, 2015 compared to 380 employees at March 30, 2014.
We expect our sales and marketing expense in the near term to remain relatively flat as a percentage of net revenue while we adjust our sales coverage to better align with our 2015 net revenue outlook, particularly for the service provider business unit. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs as we introduce new products.

General and Administrative
General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Three Months Ended
	March 29, 2015	% Change	March 30, 2014
	(In thousands, except percentage data)
General and administrative expense	$11,023	(3.1)%	$11,375

General and administrative expense decreased slightly for the three months ended March 29, 2015 compared to the prior year period due primarily to a reduction in project and outside professional services of $0.7 million, partially offset by an increase in software-related expenses of $0.4 million.
Headcount increased by 8 employees to 153 employees at March 29, 2015 compared to 145 employees at March 30, 2014.
We expect our general and administrative expenses to remain consistent with fiscal year 2014 in absolute dollar value in the near term but they could fluctuate depending on a number of factors, including the level and timing of expenditures associated with the litigation described in Note 7, Commitments and Contingencies, in the notes to unaudited condensed consolidated financial statements.
Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.
Restructuring and Other Charges

	Three Months Ended
	March 29, 2015	% Change	March 30, 2014
	(In thousands, except percentage data)
Restructuring and other charges	$4,394	**	$842
** Percentage change not meaningful.

Restructuring and other charges increased for the three months ended March 29, 2015 compared to the prior year period due primarily to one-time separation charges recognized associated with actions taken to reduce the cost structure of the service provider business unit and supporting functions, which was announced in February 2015. Charges incurred during the first quarter of 2014 relate primarily to one-time separation charges associated with the departure of the general manager of the retail business unit in March 2014.

In the second fiscal quarter of 2015, we expect to incur additional restructuring and other charges of between approximately $1.0 million and $2.0 million as we continue to execute on our plan to reduce the cost structure of the service provider business unit and supporting functions to align with the reduced revenue outlook and to concentrate resources on LTE and long-term and profitable accounts. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve anticipated cost reductions, our financial results could be negatively impacted. We do not believe that the estimated annual cost savings as a result of these restructuring actions will result in a significant reduction of operating expenses as a percentage of net revenue in the near term.

For further discussion of restructuring and other charges, refer to Note 13, Restructuring and Other Charges, of the notes to unaudited condensed consolidated financial statements.

Litigation Reserves, Net

	Three Months Ended
	March 29, 2015	% Change	March 30, 2014
	(In thousands, except percentage data)
Litigation reserves, net	$(2,690)	**	$117
** Percentage change not meaningful.

We recognized a benefit of $2.7 million during the three months ended March 29, 2015 resulting from adjustments recorded to release litigation reserves previously accrued associated with the Ericsson patent litigation matter. In contrast, we recognized an expense of $0.1 million during the three months ended March 30, 2014 for costs related to the settlement of lawsuits.

For a detailed discussion of our litigation matters, refer to Note 7, Commitments and Contingencies, in the notes to unaudited condensed consolidated financial statements.

Interest Income and Other Income (Expense), Net
Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net, for the periods indicated:

	Three Months Ended
	March 29, 2015	% Change	March 30, 2014
	(In thousands, except percentage data)
Interest income	$52	(8.8)%	$57
Other income (expense), net	475	**	(108)
Total interest income and other income (expense), net	$527	**	$(51)
** Percentage change not meaningful.

Interest income decreased slightly for the three months ended March 29, 2015 compared to the prior year period due primarily to the decline in our short term investment balance, resulting from the timing of purchase and sale transactions.

Other income (expense), net, increased for the three months ended March 29, 2015 compared to the prior year period due primarily to gains recognized relating to foreign currency forward contracts, partially offset by foreign exchange losses. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three months ended March 29, 2015.
For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 4, Derivative Financial Instruments, in the notes to unaudited condensed consolidated financial statements.
Provision for Income Taxes

	Three Months Ended
	March 29, 2015	% Change	March 30, 2014
	(In thousands, except percentage data)
Provision for income taxes	$10,015	10.8%	$9,037
Effective tax rate	55.6%		38.5%

During the three months ended March 29, 2015 and March 30, 2014, we incurred losses in a jurisdiction where no tax benefit could be recorded. As a result, the forecasted earnings from this jurisdiction were excluded from the determination of tax expense for the respective periods. The increase in the effective tax rate for the three month period ended March 29, 2015 compared to the same period in the prior year was primarily caused by an increase in losses incurred in a jurisdiction where no tax benefit could be recorded, as well as a shift in the distribution of earnings to jurisdictions with relatively higher tax rates. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

Segment Information
A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 10, Segment Information and Operations by Geographic Area, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Retail

	Three Months Ended
	March 29, 2015	% Change	March 30, 2014
	( in thousands, except percentage data)
Net revenue	$120,957	2.3%	$118,232
Percentage of net revenue	39.2%		33.8%
Contribution income	$16,319	11.1%	$14,683
Contribution margin	13.5%		12.4%

Net revenue increased slightly for the three months ended March, 29, 2015 compared to the prior year period due primarily to an increase in gross shipments of broadband gateways and home security automation products, partially offset by a reduction in gross shipments of multimedia and powerline products. Geographically, we experienced growth in the Americas, while net revenue in EMEA declined due primarily to challenges resulting from the macro-economic environment, increased competition and pricing pressures experienced in the region. APAC net revenue remained relatively consistent with the prior year period. We continue to see strong end-user demand for our retail products, including the recently introduced Arlo Smart Home cameras which began shipping in the first quarter of 2015.
Contribution income increased for the three months ended March 29, 2015 compared to the prior year period due primarily to the slight increase in net revenue combined with a $1.3 million decrease in excess and obsolete inventory charges, partially offset by an increase in operating expense.
Commercial

	Three Months Ended
	March 29, 2015	% Change	March 30, 2014
	(in thousands, except percentage data)
Net revenue	$72,731	(7.8)%	$78,863
Percentage of net revenue	23.5%		22.6%
Contribution income	$16,243	(16.9)%	$19,540
Contribution margin	22.3%		24.8%

Net revenue decreased for the three months ended March 29, 2015 compared to the prior year period due primarily to a reduction in gross shipments of network storage, wireless products and switches. Geographically, we experienced a reduction in EMEA and APAC net revenue, partially offset by growth in the Americas. Commercial net revenue for the quarter was constrained by increased competition and pricing pressures in Europe, compounded with the impact of weakening foreign currencies compared to the U.S dollar in the EMEA and APAC regions.
Contribution income decreased for the three months ended March 29, 2015 compared to the prior year period due primarily to a reduction in net revenue occurring at a higher rate than cost of revenue and operating expenses.

Service Provider

	Three Months Ended
	March 29, 2015	% Change	March 30, 2014
	( in thousands, except percentage data)
Net revenue	$115,469	(24.2)%	$152,296
Percentage of net revenue	37.3%		43.6%
Contribution income	$8,758	(35.2)%	$13,519
Contribution margin	7.6%		8.9%

Net revenue decreased for the three months ended March 29, 2015 compared to the prior year period due primarily to a reduction in gross shipments of mobile and broadband gateways. Geographically, we experienced a reduction in the Americas and EMEA net revenue, partially offset by growth in APAC. As we previously reported and have expected, service provider net revenue continues to be negatively impacted by weakness in capital expense spending by certain service providers in both North America and in Europe as the industry continues through a period of consolidation.
Contribution income decreased for the three months ended March 29, 2015 compared to the prior year period due primarily to a reduction in net revenue occurring at a higher rate than reductions in cost of revenue and operating expenses. As previously announced, during the first quarter of 2015 we began to execute on our plans to reduce the cost structure of the service provider business unit and supporting functions to better align with the reduced revenue outlook, and to concentrate resources on LTE and long term and profitable accounts.
Liquidity and Capital Resources
Our cash and cash equivalents balance increased from $141.2 million as of December 31, 2014 to $146.4 million as of March 29, 2015. Our short-term investments, which represent the investment of funds available for current operations, decreased from $115.9 million as of December 31, 2014 to $101.0 million as of March 29, 2015, due primarily to the proceeds generated from the maturity of treasuries being used to fund the repurchase of common stock during the period. Operating activities during the three months ended March 29, 2015 used cash of $0.4 million, compared to $5.6 million provided in the three months ended March 30, 2014, resulting primarily from lower net income. Investing activities during the three months ended March 29, 2015 provided cash of $9.4 million, resulting primarily from net proceeds from the sale and maturities of short term investment, partially offset by purchases of property and equipment. During the three months ended March 29, 2015, financing activities used cash of $3.9 million, primarily due to the repurchase of common stock, partially offset by proceeds from the issuance of common stock upon exercise of stock options and our employee stock purchase program.
Our days sales outstanding ("DSO") was 73 days as of March 29, 2015, consistent with the DSO as of December 31, 2014.
Our accounts payable decreased from $106.4 million at December 31, 2014 to $66.7 million at March 29, 2015. The decrease was primarily attributable to timing of payments.

Inventory decreased by $22.0 million from $222.9 million at December 31, 2014 to $200.9 million at March 29, 2015. In the three months ended March 29, 2015, we experienced annualized ending inventory turns of approximately 4.4, slightly down from 4.5 turns in the three months ended December 31, 2014.
We enter into foreign currency forward-exchange contracts, which typically mature in three to five months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record, in the unaudited condensed consolidated balance sheet at each reporting period, the fair value of our forward-exchange contracts and record any fair value adjustments in our unaudited condensed consolidated statements of operations and in our unaudited condensed consolidated balance sheet. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other income (expense), net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within accumulated other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.
In October 2008, the Board of Directors authorized management to repurchase up to 6.0 million shares of our common stock in the open market. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. In October 2014, the Board of Directors authorized management to repurchase up to 3.0 million shares of our outstanding common stock which, at the time of authorization, were incremental to the remaining shares under on our previous share repurchase program. During the three months ended March 29, 2015, we repurchased and retired, reported based on trade date, approximately 0.3 million shares of common stock at a cost of $8.3 million under this authorization. This leaves approximately 2.7 million shares remaining in our buyback program and we expect to continue to repurchase opportunistically. During the three months ended March 30, 2014, we repurchased and retired approximately 0.5 million shares of common stock at a cost of $15.9 million under this authorization.

In the three months ended March 29, 2015, we repurchased, as reported based on trade date, approximately 7,000 shares of common stock at a cost of $0.2 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs"). Similarly, during the three months ended March 30, 2014, we repurchased approximately 1,000 shares of our common stock at a cost of $33,000 under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no material changes during the three months ended March 29, 2015 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At March 29, 2015, we had approximately $135 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.
As of March 29, 2015, we had $14.9 million of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $1.1 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of March 29, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to our critical accounting policies and estimates during the three months ended March 29, 2015.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 29, 2015, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The information set forth under Note 7, Commitments and Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. Any of the following risks could materially adversely affect our business operations, results of operations and financial condition and could result in a significant decline in our stock price. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section. This section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2015.

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

Additionally, consolidation among our customer base may allow certain customers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, elimination of sales opportunities, replacement of our products with those of our competitors and cancellations of orders, each of which would harm our operating results. For example, in February 2015, one of our large retail customers, Staples, announced a proposed acquisition of another large retail customer, Office Depot. If this transaction is completed, it may provide the combined company with increased negotiating power, and it is uncertain how it may impact the aggregate quantities of our products purchased in the future. Consolidation among our service provider customers worldwide may also make it more difficult to grow our service provider business, given the fierce competition for the already limited number of service providers worldwide and the long sales cycles to close deals. For example, in June 2013, Liberty Global, a service provider with operations worldwide, completed its acquisition of Virgin Media Limited, one of our significant customers. Because we have not conducted business with Liberty Global in the past, Virgin Media may be directed by Liberty Global to develop relationships and business with other Liberty Global vendors, many of which are our competitors. Similarly, in July 2013 SoftBank Corp. acquired majority ownership of Sprint Nextel Corp., the parent company of one of our significant customers for AirCard products. In addition, in March 2015, Charter Communications announced an agreement to acquire Bright House Networks. If consolidation among our customer base becomes more prevalent, our operating results may be harmed.

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

We hedge our exposure to fluctuations in foreign currency exchange rates as a response to the risk of changes in the value of foreign currency-denominated assets and liabilities. We may enter into foreign currency forward contracts or other instruments, the majority of which mature within approximately five months. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. In addition, we hedge to reduce the impact of volatile exchange rates on net revenue, gross profit and operating profit for limited periods of time. However, the use of these hedging activities may only offset a portion of the adverse financial effect resulting from unfavorable movements in foreign exchange rates.

* Changes in tax rates, adverse changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

Factors that could materially affect our future effective tax rates include but are not limited to:

•	changes in the regulatory environment;

•	changes in accounting and tax standards or practices;

•	changes in the composition of operating income by tax jurisdiction; and

•	our operating results before taxes.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Numerous foreign jurisdictions have been influenced by studies performed by the OECD (Organization of Economic Cooperation and Development) and are increasingly active in evaluating changes to their tax laws. In July 2013 the OECD, which represents a coalition of member countries, issued an action plan containing 15 comprehensive actions intended to address tax base erosion and jurisdictional profit shifting (BEPS). Since that time, the OECD has issued a number of discussion drafts addressing each of the 15 actions outlined in their action plan. Their recommendations are aimed at combating what they believe is tax avoidance and to attempt to harmonize the application of transfer pricing rules amongst member states. A number of counties are opting to not wait for the finalization of the OECD action plan and have chosen to change their tax laws. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results.

We are currently under examination by the Italian Tax Authority (ITA) for the 2004 through 2012 tax years. The ITA examination includes an audit of income, gross receipts and value-added taxes. If we are unsuccessful in defending our tax positions, our profitability will be reduced. Additionally, we are under examination in Germany for the 2009 through 2013 tax years for corporate income, trade and valued-added taxes.

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

We provide our third-party manufacturers with a rolling forecast of demand, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as wireless local area network chipsets, switching fabric chips, physical layer transceivers, connector jacks and metal and plastic enclosures. If our forecasts are not timely provided or are less than our actual requirements, our third-

party manufacturers may be unable to manufacture products in a timely manner. For example, in the first quarter of 2013, our third party manufacturers were not able to manufacture sufficient quantities of our new line of ReadyNAS products in order to meet demand, adversely affecting our profitability for the quarter. If our forecasts are too high, our third-party manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our third-party manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur.

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

From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. For example, in June 2012 and June 2013 we acquired select assets of two separate engineering operations in India to enhance our wireless product offerings in our commercial business unit. Additionally in July 2012, we closed the acquisition of privately held AVAAK, Inc., creators of the VueZone® home video security system, and in April 2013, we closed the acquisition of the AirCard business of Sierra Wireless, Inc. The AirCard acquisition represents our largest acquisition, both in terms of consideration and headcount. Acquisitions involve numerous risks and challenges, including but not limited to the following

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

International sales comprise a significant amount of our overall net revenue. International sales were 45% of overall net revenue in the first quarter of 2015 and 46% in fiscal year 2014. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•	exchange rate fluctuations;

•	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	increased difficulty in managing inventory;

•	delayed revenue recognition;

•	less effective protection of intellectual property;

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

In the recent past, slow economic growth throughout various regions worldwide, especially in Europe, presented significant challenges to our business. For example, we believe that decreased demand in Europe adversely impacted our net revenue in all three of our business units since fiscal 2013. If conditions in the global economy, including Europe, Australia and the United States, or other key vertical or geographic markets do not fully recover, such conditions could have a material adverse impact on our business, operating results and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 7, Commitments and Contingencies, in notes to unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. For example, in June 2013, a ship carrying containers of our products among its cargo sank, and the shipment was lost. Although covered by insurance, this loss led to delays in delivery and our receipt of payment. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. A port worker strike, work slow-down or other transportation disruption in Long Beach, California, where we have a significant distribution center, could significantly disrupt our business. For example, a series of work stoppages and slow-downs arising from labor disputes at the Long Beach port and other West Coast ports, particularly in the first quarter of 2015, negatively impacted our ability to timely deliver certain product shipments to the United States and resulted in additional transportation expense. Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 25, 2015	—	$—	—	3,000,000
January 26, 2015 - February 22, 2015	246,063	$31.35	239,970	2,760,030
February 23, 2015 - March 29, 2015	26,834	$32.01	25,989	2,734,041
Total	272,897	$31.42	265,959

1.
On October 21, 2008, the Board of Directors authorized the repurchase of up to 6.0 million shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. On October 17, 2014, the Board of Directors authorized the management to repurchase up to 3.0 million shares of our outstanding common stock. At the time of authorization, this was incremental to the remaining shares on our previous share repurchase program. During the three months ended March 29, 2015, we repurchased and retired, reported based on trade date, approximately 0.3 million shares of common stock at a cost of $8.3 million under this authorization.

2.
We repurchased, as reported based on trade date, approximately 7,000 shares of common stock at a cost of approximately $0.2 million to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended March 29, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.3
Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

3.5
Amended and Restated Bylaws of the registrant (Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

4.1
Form of registrant's common stock certificate(Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

10.1
Separation Agreement and Release, dated February 10, 2015, between NETGEAR, Inc. and Michael Clegg.
(Incorporated by reference to an exhibit to the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on February 13, 2015)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant
/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 1, 2015

Exhibit Index

Exhibit Number	Description
3.3
Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

3.5
Amended and Restated Bylaws of the registrant (Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

4.1
Form of registrant's common stock certificate(Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-104419), which the Securities and Exchange Commission declared effective on July 30, 2003)

10.1
Separation Agreement and Release, dated February 10, 2015, between NETGEAR, Inc. and Michael Clegg.
(Incorporated by reference to an exhibit to the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on February 13, 2015)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.