Form 10-Q
period 2015-06-28
NETGEAR, INC
filed 2015-07-31
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 28, 2015.
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

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 32,143,178 as of July 24, 2015.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 28, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$136,755	$141,234
Short-term investments	76,160	115,895
Accounts receivable, net	246,493	275,689
Inventories	188,668	222,883
Deferred income taxes	26,476	29,039
Prepaid expenses and other current assets	39,133	38,225
Total current assets	713,685	822,965
Property and equipment, net	25,591	29,694
Intangibles, net	57,434	66,230
Goodwill	81,721	81,721
Other non-current assets	48,352	48,077
Total assets	$926,783	$1,048,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,217	$106,357
Accrued employee compensation	18,588	21,588
Other accrued liabilities	123,847	143,742
Deferred revenue	28,412	30,023
Income taxes payable	—	2,406
Total current liabilities	242,064	304,116
Non-current income taxes payable	15,551	15,252
Other non-current liabilities	9,280	7,754
Total liabilities	266,895	327,122
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	32	35
Additional paid-in capital	467,730	454,144
Accumulated other comprehensive income (loss)	(57)	38
Retained earnings	192,183	267,348
Total stockholders’ equity	659,888	721,565
Total liabilities and stockholders’ equity	$926,783	$1,048,687
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net revenue	$288,782	$337,604	$597,939	$686,995
Cost of revenue	211,126	240,418	432,003	491,884
Gross profit	77,656	97,186	165,936	195,111
Operating expenses:
Research and development	21,102	22,476	41,554	44,657
Sales and marketing	34,013	38,179	71,615	78,090
General and administrative	10,366	11,894	21,389	23,269
Restructuring and other charges	974	(12)	5,368	830
Litigation reserves, net	—	68	(2,690)	185
Total operating expenses	66,455	72,605	137,236	147,031
Income from operations	11,201	24,581	28,700	48,080
Interest income	67	49	119	106
Other income (expense), net	(343)	(227)	132	(335)
Income before income taxes	10,925	24,403	28,951	47,851
Provision for income taxes	7,258	9,698	17,273	18,735
Net income	$3,667	$14,705	$11,678	$29,116
Net income per share:
Basic	$0.11	$0.41	$0.34	$0.80
Diluted	$0.11	$0.40	$0.34	$0.79
Weighted average shares used to compute net income per share:
Basic	33,792	36,139	34,227	36,381
Diluted	34,308	36,808	34,790	37,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income	$3,667	$14,705	$11,678	$29,116
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	(88)	132	(112)	(73)
Unrealized gain on available-for-sale securities	18	16	28	23
Other comprehensive income (loss), before tax	(70)	148	(84)	(50)
Tax expense related to items of other comprehensive income	(7)	(6)	(11)	(9)
Other comprehensive income (loss), net of tax	(77)	142	(95)	(59)
Comprehensive income	$3,590	$14,847	$11,583	$29,057
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income	$11,678	$29,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,692	17,399
Purchase premium amortization/discount accretion on investments, net	(58)	69
Non-cash stock-based compensation	8,406	10,064
Income tax impact associated with stock option exercises	(799)	(302)
Excess tax benefit from stock-based compensation	(240)	(294)
Deferred income taxes	2,220	(244)
Changes in assets and liabilities:
Accounts receivable	29,196	(16,416)
Inventories	34,215	29,924
Prepaid expenses and other assets	6,428	(10,972)
Accounts payable	(34,508)	(13,128)
Accrued employee compensation	(2,999)	3,133
Other accrued liabilities	(20,912)	(13,767)
Deferred revenue	(3,209)	8,795
Income taxes payable	(9,603)	(661)
Net cash provided by operating activities	38,507	42,716
Cash flows from investing activities:
Purchases of short-term investments	(25,105)	(84,936)
Proceeds from sales and maturities of short-term investments	65,142	94,500
Purchase of property and equipment	(8,200)	(9,418)
Payments made in connection with business acquisitions	—	(1,050)
Net cash provided by (used in) investing activities	31,837	(904)
Cash flows from financing activities:
Purchase and retirement of common stock	(81,036)	(44,622)
Proceeds from exercise of stock options	4,471	5,161
Proceeds from issuance of common stock under employee stock purchase plan	1,502	1,328
Excess tax benefit from stock-based compensation	240	294
Net cash used in financing activities	(74,823)	(37,839)
Net increase (decrease) in cash and cash equivalents	(4,479)	3,973
Cash and cash equivalents, at beginning of period	141,234	143,009
Cash and cash equivalents, at end of period	$136,755	$146,982
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three and six months ended June 28, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.

Note 2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company’s significant accounting policies have not materially changed during the six months ended June 28, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customer" (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. An entity should apply the amendments in the update either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. On July 9, 2015, the FASB concluded to delay the effective date of the new revenue standard by one year. ASU 2014-09 is effective for the Company beginning in the first quarter fiscal 2018. Early adoption is permitted but may not occur earlier than January 1, 2017, the original effective date of the standard for the Company. The Company is in the process of evaluating the available transition methods and the impact of this standard on its financial position, results of operations or cash flows.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.	Balance Sheet Components

Available-for-sale short-term investments (in thousands)

	As of
	June 28, 2015				December 31, 2014
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. treasuries	$74,972	$19	$—	$74,991	$114,944	$6	$(15)	$114,935
Certificates of deposit	151	—	—	151	158	—	—	158
Total	$75,123	$19	$—	$75,142	$115,102	$6	$(15)	$115,093

The Company’s short-term investments are primarily comprised of marketable securities that are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the available-for-sale securities have unrealized losses greater than 12 months.

Accounts receivable, net (in thousands)

	As of
	June 28, 2015	December 31, 2014
Gross accounts receivable	$263,877	$296,239
Allowance for doubtful accounts	(1,255)	(1,255)
Allowance for sales returns	(13,704)	(17,489)
Allowance for price protection	(2,425)	(1,806)
Total allowances	(17,384)	(20,550)
Total accounts receivable, net	$246,493	$275,689

Inventories (in thousands)

	As of
	June 28, 2015	December 31, 2014
Raw materials	$3,338	$3,625
Work in process	—	8
Finished goods	185,330	219,250
Total inventories	$188,668	$222,883

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net (in thousands)

	As of
	June 28, 2015	December 31, 2014
Computer equipment	$10,002	$9,779
Furniture, fixtures and leasehold improvements	17,984	19,379
Software	29,908	29,294
Machinery and equipment	63,391	60,135
Total property and equipment, gross	121,285	118,587
Accumulated depreciation and amortization	(95,694)	(88,893)
Total property and equipment, net	$25,591	$29,694

Depreciation and amortization expense pertaining to property and equipment was $4.6 million and $9.4 million for the three and six months ended June 28, 2015, respectively, and $4.2 million and $8.5 million for the three and six months ended June 29, 2014, respectively.

Intangibles, net (in thousands)

	Gross	Accumulated Amortization	Net
June 28, 2015
Technology	$61,099	$(44,067)	$17,032
Customer contracts and relationships	56,500	(19,748)	36,752
Other	10,545	(6,895)	3,650
Total intangibles, net	$128,144	$(70,710)	$57,434

	Gross	Accumulated Amortization	Net
December 31, 2014
Technology	$61,099	$(39,341)	$21,758
Customer contracts and relationships	56,500	(16,205)	40,295
Other	10,545	(6,368)	4,177
Total intangibles, net	$128,144	$(61,914)	$66,230

Amortization of intangibles was $4.3 million and $8.8 million for the three and six months ended June 28, 2015, respectively, and $4.4 million and $8.9 million for the three and six months ended June 29, 2014, respectively.
.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31	Amount
2015 (remaining six months)	$8,487
2016	16,921
2017	11,386
2018	7,871
2019	6,028
Thereafter	6,741
Total estimated amortization expense	$57,434

Other non-current assets (in thousands)

	As of
	June 28, 2015	December 31, 2014
Non-current deferred income taxes	$39,396	$38,696
Cost method investment	1,322	1,322
Other	7,634	8,059
Total other non-current assets	$48,352	$48,077

Other accrued liabilities (in thousands)

	As of
	June 28, 2015	December 31, 2014
Sales and marketing programs	$44,689	$54,582
Warranty obligation	40,967	44,888
Freight	4,490	6,827
Other	33,701	37,445
Total other accrued liabilities	$123,847	$143,742

Note 4.	Derivative Financial Instruments

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of June 28, 2015 and December 31, 2014 are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at June 28, 2015	Balance Sheet Location	Fair Value at December 31, 2014
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$439	Prepaid expenses and other current assets	$2,416
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	70	Prepaid expenses and other current assets	—
Total		$509		$2,416

Derivative Liabilities	Balance Sheet Location	Fair Value at June 28, 2015	Balance Sheet Location	Fair Value at December 31, 2014
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$2,142	Other accrued liabilities	$409
Derivative liabilities designated as hedging instruments	Other accrued liabilities	71	Other accrued liabilities	38
Total		$2,213		$447

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

The following tables set forth the offsetting of derivative assets as of June 28, 2015 and December 31, 2014 (in thousands):

As of June 28, 2015				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$97	$—	$97	$(97)	$—	$—
Wells Fargo	412	—	412	(412)	—	—
Total	$509	$—	$509	$(509)	$—	$—

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2014				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$319	$—	$319	$(16)	$—	$303
Wells Fargo	2,097	—	2,097	(431)	—	1,666
Total	$2,416	$—	$2,416	$(447)	$—	$1,969

The following tables set forth the offsetting of derivative liabilities as of June 28, 2015 and December 31, 2014 (in thousands):

As of June 28, 2015				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$437	$—	$437	$(97)	$—	$340
JP Morgan Chase	349	—	349	—	—	349
Wells Fargo	1,427	—	1,427	(412)	—	1,015
Total	$2,213	$—	$2,213	$(509)	$—	$1,704

As of December 31, 2014				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$16	$—	$16	$(16)	$—	$—
Wells Fargo	431	—	431	(431)	—	—
Total	$447	$—	$447	$(447)	$—	$—

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

related to the loss of hedge designation as there were no discontinued cash flow hedges during the three and six months ended June 28, 2015 and June 29, 2014.

The effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three and six months ended June 28, 2015 and June 29, 2014 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended June 28, 2015
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(688)	Net revenue	$(775)	Other income (expense), net	$(15)
Foreign currency forward contracts	—	Cost of revenue	5	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	170	Other income (expense), net	—
Total	$(688)		$(600)		$(15)

(a)	Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Six Months Ended June 28, 2015
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(883)	Net revenue	$(922)	Other income (expense), net	$(34)
Foreign currency forward contracts	—	Cost of revenue	4	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	147	Other income (expense), net	—
Total	$(883)		$(771)		$(34)

(a)	Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Three Months Ended June 29, 2014
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(7)	Net revenue	$(116)	Other income (expense), net	$(39)
Foreign currency forward contracts	—	Cost of revenue	6	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(29)	Other income (expense), net	—
Total	$(7)		$(139)		$(39)

(a)	Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Six Months Ended June 29, 2014
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(571)	Net revenue	$(541)	Other income (expense), net	$(66)
Foreign currency forward contracts	—	Cost of revenue	8	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	35	Other income (expense), net	—
Total	$(571)		$(498)		$(66)

(a)	Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

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

The effects of the Company’s non-designated hedged included in other income (expense), net in the unaudited condensed consolidated statements of operations for the three and six months ended June 28, 2015 and June 29, 2014 are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Amount of Gains (Losses) Recognized in Income
		Three Months Ended		Six Months Ended
		June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Foreign currency forward contracts	Other income (expense), net	$(1,832)	$(1,172)	$2,011	$(1,938)

Note 5.	Net Income Per Share
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net income per share for the three and six months ended June 28, 2015 and June 29, 2014 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Numerator:
Net income	$3,667	$14,705	$11,678	$29,116

Denominator:
Weighted average common shares - basic	33,792	36,139	34,227	36,381
Potentially dilutive common share equivalent	516	669	563	671
Weighted average common shares - dilutive	34,308	36,808	34,790	37,052

Basic net income per share	$0.11	$0.41	$0.34	$0.80
Diluted net income per share	$0.11	$0.40	$0.34	$0.79

Anti-dilutive employee stock-based awards, excluded	2,631	2,521	$2,440	$2,529

Note 6.	Income Taxes

The income tax provision for the three and six months ended June 28, 2015 was $7.3 million, or an effective tax rate of 66.4%, and $17.3 million, or an effective tax rate of 59.7%, respectively. The income tax provision for the three and six months ended June 29, 2014 was $9.7 million, or an effective tax rate of 39.7%, and $18.7 million, or an effective tax rate of 39.2%, respectively. During the three and six months ended June 28, 2015 and June 29, 2014, the Company incurred losses in a jurisdiction where no tax benefit could be recorded. As a result, the forecasted losses from this jurisdiction were excluded from the determination of tax expense for the respective periods. The increase in the effective tax rate for the three and six month period ended June 28, 2015 compared to the same period in the prior year was primarily caused by an increase in losses incurred in a jurisdiction where no tax benefit could be recorded as well as a shift in the distribution of earnings to jurisdictions with relatively higher tax rates.

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At June 28, 2015, the Company had approximately $147 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Warranty Obligation
Changes in the Company’s warranty obligation, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Balance as of beginning of the period	$42,877	$45,403	$44,888	$48,754
Provision for warranty obligation made during the period	14,982	13,297	31,237	27,455
Settlements made during the period	(16,892)	(16,766)	(35,158)	(34,275)
Balance at end of period	$40,967	$41,934	$40,967	$41,934

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 28, 2015.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 28, 2015.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have stock options vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of June 28, 2015.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Ericsson v. NETGEAR, Inc.

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson (collectively “Ericsson”) filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516 (the “‘516 Patent”); 6,330,435 (the “‘435 Patent”); 6,424,625 (the “‘625 Patent”); 6,519,223 (the “‘223 Patent”); 6,772,215 (the “‘215 Patent”); 5,987,019 (the “‘019 Patent”); 6,466,568 (the “‘568 Patent”); and 5,771,468 (the “'468 Patent"). Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants' IEEE 802.11-compliant products. In addition, Ericsson alleged that the Company infringed the claimed methods and apparatuses of the '468 Patent through the Company's PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On March 1, 2011, the defendants filed a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On March 21, 2011, Ericsson filed its opposition to the motion, and on April 1, 2011, defendants filed their reply to Ericsson's opposition to the motion to transfer. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on Jun 9, 2011, the Court set a Markman (claim construction) hearing for June 28, 2012 and trial for June 3, 2013. On June 14, 2011, Ericsson submitted its infringement contentions against the Company. On September 29, 2011, the Court denied the defendants' motion to transfer venue to the Northern District of California. In advance of the Markman hearing, the parties on March 9, 2012 exchanged proposed constructions of claim terms and on April 9, 2012 filed the Joint Claim Construction Statement with the District Court. On May 8, 2012, Ericsson submitted its opening Markman brief and on June 1, 2012 the defendants submitted their responsive Markman brief. Ericsson's Reply Markman brief was submitted June 15, 2012, and on June 28, 2012 the Markman hearing was held in the Eastern District of Texas. On June 21, 2012, Ericsson dismissed the '468 Patent (“Multi-purpose base station”) with prejudice and gave the Company a covenant not to sue as to products in the marketplace now or in the past. On June 22, 2012, Intel filed its Complaint in Intervention, meaning that Intel became an official defendant in the Ericsson case. The parties thereafter completed fact discovery and exchanged expert reports. During the exchange of the expert reports, Ericsson dropped the '516 Patent (the OFDM “pulse shaping” patent). In addition, Ericsson dropped the '223 Patent (packet discard patent) against all the defendants' products, except for those products that use Intel chips. Thus, Ericsson has now dropped the '468 Patent (wireless base station), the '516 Patent (OFDM pulse shaping), and the '223 Patent (packet discard patent) for all non-Intel products. The five remaining patents were all only asserted against 802.11-compliant products.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In September of 2013, Broadcom filed petitions in the USPTO at the Patent Trial and Appeal Board (PTAB) seeking inter partes review (“IPR”) of Ericsson’s three patents that the jury found were infringed by the Company and other defendants. On March 6, 2015, the PTAB invalidated all the claims of these three patents that were asserted against the Company and other defendants at trial -- claim 1 of the '625 Patent, claims 1 and 5 of the '568 Patent, and claims 1 and 2 of the '215 Patent -- ruling these claims were anticipated or obvious in light of prior art. The PTAB also rejected two motions to amend by Ericsson, which sought to substitute certain proposed claims in the ‘625 and ‘568 patents, should they be found unpatentable by the PTAB. This PTAB decision comes on top of the Federal Circuit decision (a) vacating the jury verdict after finding that the district court had not properly instructed the jury on royalty rates and Ericsson’s licensing promises, and (b) ruling that no reasonable jury could have found the ‘625 Patent infringed. Ericsson appealed the PTAB decision to the Federal Circuit and also requested that the PTAB reconsider its decision, but the PTAB denied Ericsson’s request for reconsideration. While Ericsson appeals the PTAB decision the present status of the case is that the Company does not infringe on any valid Ericsson patent, and accordingly the Company reversed the accruals related to this case in the first fiscal quarter of 2015.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Agenzia Entrate Provincial Revenue Office 1 of Milan v. NETGEAR International, Inc.

In November 2012, the Italian Tax Police began a comprehensive tax audit of NETGEAR International, Inc.’s Italian Branch. The scope of the audit initially was from 2004 through 2011 and was subsequently expanded to include 2012. The tax audit encompasses Corporate Income Tax (IRES), Regional Business Tax (IRAP) and Value-Added Tax (VAT). In December 2013 and December 2014, an assessment was issued by Inland Revenue Agency, Provincial Head Office No. 1 of Milan-Auditing Department (Milan Tax Office) for the 2004 tax year and the 2005 through 2007 tax years, respectively. All other years remain under audit. In May 2014, the Company filed with the Provincial Tax Court of Milan (Tax Court) a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2004 year. The hearing was held and decision was issued on November 7, 2014. The Tax Court found in favor of the Company and nullified the assessment by the Inland Revenue Agency for 2004. The Inland Revenue Agency appealed the decision of the Tax Court on June 12, 2015. The Company intends to file its counter appeal with respect to the 2004 year on or before September 11, 2015. With respect to 2005 through 2007, the Company filed its briefs with the Tax Court in mid-February. In June, 2015, the Company filed with the Provincial Tax Court of Milan (Tax Court) a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2005 through 2007 tax years. The hearing was held and the Request for Suspension of payment was granted. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

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

On February 5, 2015, the Court set the claim construction hearing for December 4, 2015 and allowed discovery for claim construction purposes to commence. On February 6, 2015, the Company filed its motion to transfer with the Court; on February 13, 2015, Via Vadis filed its opposition to the Company’s motion to transfer; and on February 20, 2015, the Company filed its reply brief on its motion to transfer. The Court has not yet ruled on the Company’s motion to transfer venue. In early April 2015, the Company received the plaintiff’s infringement contentions, and on June 12, 2015, the defendants served invalidity contentions. Discovery in the case is stayed until the Court issues its claim construction order.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Wetro Lan v. NETGEAR, Inc.

On January 30, 2015, the Company was sued by a non-practicing entity called Wetro Lan LLC (“Wetro Lan”) in United States District Court, Eastern District of Texas, Marshall Division. Wetro Lan alleges direct infringement by the Company of United States Patent No. 6,795,918 (“the "‘918 Patent”) entitled “Service Level Computer Security” based on the Company’s manufacture and selling of the “NETGEAR WGR614v9 Wireless Router and similarly situated NETGEAR, Inc. Wireless Routers.” On April 13, 2015 the Company answered the Complaint. The Company denied that it infringed the patent and asserted several affirmative defenses (counterclaims), including noninfringement, invalidity, limitation of damages, laches, waiver, estoppel, and other equitable defenses, and on May 4, 2015 Wetro Lan answered the Company’s counterclaims.

On July 16, 2015, the Company filed with the Court a motion to transfer venue from the Eastern District of Texas to the Northern District of California. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Frequency Systems LLC v NETGEAR, Inc.

On May 8, 2015, the Company was sued by a non-practicing entity named Frequency Systems LLC (“Frequency Systems”) in the United States District Court, Eastern District of Texas. Frequency Systems alleges direct or indirect infringement by the Company of a single patent, U.S. Pat. No. 8,417,205, entitled “Antenna selection scheme for multiple antennae.” Frequency Systems alleges infringement generically by the Company’s “wireless routers and access points product families” without specifying any models.

Frequency Systems also simultaneously sued ADTRAN, TCL Communications, Amped Wireless, ASUS, Belkin, Buffalo, Cisco, D-Link, EnGenius Technologies, Extreme Networks, HP, HTC, Huawei, ATEN Technology, IOGear, Kyocera, LG, Linksys, Motorola Mobility, Novatel Wireless, Sharp, TP-Link, TRENDnet, Western Digital, ZTE, and ZyXEL.

The Company answered the complaint on July 23, 2015 asserting various defenses, including noninfrigement and invalidity of the patent in suit. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Verifire Network Solutions v NETGEAR, Inc.

On June 3, 2015, the Company was sued by a non-practicing entity named Verifire Network Solutions, LLC. (“Verifire”) in the United States District Court, Eastern District of Texas. Verifire alleges direct infringement by the Company of a single patent, US Patent No. 8,463,727, entitled “Communication management system and communication management method,” and the complaint targets Netgear’s ProSAFE® business-class VPN Firewall and ProSECURE® UTM Firewall product families. Verifire recently has sued several other companies in the same Court on the same patent, including Fortinet, WatchGuard, Check Point, and Hewlett Packard.

The Company received an extension until August 12, 2015 to answer the complaint. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Chrimar Systems, Inc. v NETGEAR, Inc.

On July 1, 2015, the Company was sued by a non-practicing entity named Chrimar Systems, Inc., doing business as CMS Technologies and Chrimar Holding Company, LLC (collectively, “CMS”), in the Eastern District of Texas for allegedly infringing four patents-U.S. Patent Nos. 8,155,012 (the "’012 Patent”), entitled “System and method for adapting a piece of terminal equipment”; 8,942,107 (the "’107 Patent”), entitled “Piece of ethernet terminal equipment”; 8,902,760 (the "’760 Patent”), entitled “Network system and optional tethers”; and 9,019,838 (the "’838 Patent”), entitled “Central piece of network equipment” (collectively “patents-in-suit”).

The patents-in-suit relate to using or embedding an electrical DC current or signal into an existing Ethernet communication link in order to transmit additional data about the devices on the communication link, and the specifications for the patents are identical. It appears that Chrimar has approximately 40 active cases in the Eastern District of Texas, as well as some cases in the Northern District of California on the patents-in-suit and the parent patent to the patents-in-suit.

The Company received an extension until August 31, 2015 to answer the complaint. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Common Stock Repurchase Program

On October 21, 2008, the Company’s Board of Directors authorized the management to repurchase up to 6.0 million shares of the Company’s outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. On October 17, 2014, the Board of Directors authorized the management to repurchase up to 3.0 million shares of the Company's outstanding common stock which, at the time of authorization, were incremental to the remaining shares under the Company's previous share repurchase program. During the six months ended June 28, 2015, the Company repurchased, reported based on trade date, 2.7 million shares of common stock at a cost of $84.6 million under the repurchase authorization. As of June 28, 2015, common stock repurchases at a cost of $5.8 million were pending settlement and there was approximately 0.3 million shares remaining under the existing repurchase authorization. The Company repurchased, reported based on trade date, 1.3 million shares of common stock at a cost of $43.1 million under the repurchase authorization during the six months ended June 29, 2014. On July 21, 2015, the Company's Board of Directors authorized the management to repurchase up to $3.0 million shares of the Company’s outstanding common stock.
The Company repurchased, as reported based on trade date, approximately 73,000 shares of common stock at a cost of $2.3 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs") during the six months ended June 28, 2015. Similarly, during the six months ended June 29, 2014, the Company repurchased approximately 47,000 shares of common stock at a cost of $1.5 million under the same program to help facilitate tax withholding for RSUs.
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income, Net

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component, net of tax, for the six months ended June 28, 2015 (in thousands):

	Gains and losses on available for sale securities	Gains and losses on derivatives	Total
Beginning balance as of December 31, 2014	$(5)	$43	$38
Other comprehensive income (loss) before reclassifications	17	(883)	(866)
Amounts reclassified from accumulated other comprehensive income	—	771	771
Net current period other comprehensive income (loss)	17	(112)	(95)
Ending balance as of June 28, 2015	$12	$(69)	$(57)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and six months ended June 28, 2015 and June 29, 2014 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 28, 2015		Six Months Ended June 28, 2015
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$(775)	Net revenue	$(922)	Net revenue
Foreign currency forward contracts	5	Cost of revenue	4	Cost of revenue
Foreign currency forward contracts	170	Operating expenses	147	Operating expenses
	(600)	Total before tax	(771)	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$(600)	Total, net of tax	$(771)	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 29, 2014		Six Months Ended June 29, 2014
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$(116)	Net revenue	$(541)	Net revenue
Foreign currency forward contracts	6	Cost of revenue	8	Cost of revenue
Foreign currency forward contracts	(29)	Operating expenses	35	Operating expenses
	(139)	Total before tax	(498)	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$(139)	Total, net of tax	$(498)	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

Note 9.	Employee Benefit Plans
The Company grants options and RSUs from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. Award vesting periods for this plan is generally four years. As of June 28, 2015, approximately 1.5 million shares from this plan were reserved for future grants.
Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As of June 28, 2015, approximately 0.2 million shares were reserved under the ESPP.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity
Stock option activity during the six months ended June 28, 2015 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2014	3,939	$30.58
Granted	296	31.34
Exercised	(192)	23.25
Cancelled	(119)	33.16
Expired	(195)	34.89
Outstanding at June 28, 2015	3,729	$30.71

RSU Activity

RSU activity during the six months ended June 28, 2015 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2014	858	$30.68
RSUs granted	452	32.24
RSUs vested	(250)	30.96
RSUs cancelled	(87)	31.57
Outstanding at June 28, 2015	973	$31.62

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
The table below sets forth the weighted average assumptions used to estimate the fair value of option grants during the three and six months ended June 28, 2015 and June 29, 2014.

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Expected life (in years)	4.5	4.5	4.5	4.5
Risk-free interest rate	1.45%	1.44%	1.44%	1.44%
Expected volatility	39.3%	42.6%	39.3%	42.6%
Dividend yield	—	—	—	—

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cost of revenue	$336	$489	$832	$960
Research and development	773	1,227	1,618	2,623
Sales and marketing	1,272	1,401	2,665	3,350
General and administrative	1,677	1,817	3,291	3,131
Total stock-based compensation	$4,058	$4,934	$8,406	$10,064

As of June 28, 2015, $9.2 million of unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.65 years. Additionally, $22.9 million of unrecognized compensation cost related to unvested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.89 years.

Note 10.	Segment Information and Operations by Geographic Area

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company operates in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, home security automation and storage products. The commercial business unit consists of business networking, storage and security solutions that bring enterprise class functionality down to the small and medium-sized business at an affordable price. The service provider business unit consists of made-to-order and retail proven, whole home networking hardware and software solutions as well as 4G LTE hotspots sold to service providers for sale to their subscribers. The Company believes this structure enables it to better focus its efforts on the Company's core customer segments and allows it to be more nimble and opportunistic as a company overall.

The Company's CEO began temporarily serving as interim general manager of the retail business unit in March 2014 and as interim general manager of the service provider business unit in February 2015, due to the previous general managers' departures from the Company. As of June 28, 2015, the CEO continued to serve as interim general manager of both business units and will do so until replacements for the positions are appointed.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net revenue:
Retail	$131,809	$110,663	$252,766	$228,895
Commercial	63,017	75,447	135,748	154,310
Service provider	93,956	151,494	209,425	303,790
Total net revenue	288,782	337,604	597,939	686,995
Contribution income:
Retail	$16,247	$14,726	$32,566	$29,409
Retail contribution margin	12.3%	13.3%	12.9%	12.8%
Commercial	12,564	17,129	28,807	36,669
Commercial contribution margin	19.9%	22.7%	21.2%	23.8%
Service Provider	3,895	15,235	12,653	28,754
Service Provider contribution margin	4.1%	10.1%	6.0%	9.5%
Total segment contribution income	32,706	47,090	74,026	94,832
Corporate and unallocated costs	(12,230)	(13,128)	(25,196)	(26,884)
Amortization of intangibles (1)	(4,243)	(4,391)	(8,639)	(8,781)
Stock-based compensation expense	(4,058)	(4,934)	(8,406)	(10,064)
Restructuring and other charges	(974)	12	(5,368)	(830)
Acquisition-related expense	—	—	—	(8)
Losses on inventory commitments due to restructuring	—	—	(407)	—
Litigation reserves, net	—	(68)	2,690	(185)
Interest income	67	49	119	106
Other income (expense), net	(343)	(227)	132	(335)
Income before income taxes	$10,925	$24,403	$28,951	$47,851
________________________________

(1)	Amount excludes amortization expense related to patents included in cost of revenue.

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

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
United States (U.S.)	$168,282	$182,222	$338,874	$372,498
Americas (excluding U.S.)	4,177	5,312	7,371	9,815
United Kingdom (U.K.)	21,750	42,574	53,115	83,774
EMEA (excluding U.K.)	46,243	57,862	103,987	123,455
Australia	31,008	33,473	60,661	63,873
APAC (excluding Australia)	17,322	16,161	33,931	33,580
Total net revenue	$288,782	$337,604	$597,939	$686,995

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment by geographic location are as follows (in thousands):

	As of
	June 28, 2015	December 31, 2014
United States	$10,730	$12,453
Canada	4,258	4,375
EMEA	559	657
China	8,682	10,786
APAC (excluding China)	1,362	1,423
	$25,591	$29,694

Note 11.	Fair Value Measurements (in thousands)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 28, 2015:

	As of June 28, 2015
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$31,108	$31,108	$—	$—
Available-for-sale securities—U.S. treasuries (1)	74,991	74,991	—	—
Available-for-sale securities—certificates of deposit (1)	151	151	—	—
Trading securities—mutual funds (1)	1,018	1,018	—	—
Foreign currency forward contracts (2)	509	—	509	—
Total assets measured at fair value	$107,777	$107,268	$509	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of June 28, 2015
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$2,213	$—	$2,213	$—
Total liabilities measured at fair value	$2,213	$—	$2,213	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

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
The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At June 28, 2015 and December 31, 2014, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 12.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.4 million and $5.6 million for the three and six months ended June 28, 2015, respectively, and $2.2 million and $5.0 million for the three and six months ended June 29, 2014, respectively.

Note 13.	Restructuring and Other Charges

The Company incurred restructuring and other charges of $1.0 million and $5.4 million during the three and six months ended June 28, 2015, respectively. Restructuring and other charges recognized in the six months ended June 28, 2015 are primarily attributable to employee severance, lease contract termination and other charges recognized associated with actions taken to reduce the cost structure of the service provider business unit and supporting function announced in February 2015. Restructuring and

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

other charges incurred in the six months ended June 29, 2014 were primarily attributable to one-time separation costs relating to the departure of the general manager of the retail business unit.

Accrued restructuring and other charges are classified within other accrued liabilities in the unaudited condensed consolidated balance sheets and are expected to be paid over the next twelve months.

The following table provides a summary of the activity related to accrued restructuring and other charges for the six months ended June 28, 2015 (in thousands):

	Accrued Restructuring and Other Charges at December 31, 2014	Additions (a)	Cash Payments	Accrued Restructuring and Other Charges at June 28, 2015
Restructuring
Employee termination charges	$316	$4,242	$(4,142)	$416
Lease contract termination and other charges	$—	$662	$(525)	$137
Total Restructuring and other charges	$316	$4,904	$(4,667)	$553
(a) Total restructuring and other charges recognized in the Company's unaudited condensed consolidated statement of operations for the six months ended June 28, 2015 includes non-cash charges and adjustments, net of $0.5 million. These amounts have been excluded from the table above.

In the third fiscal quarter of 2015, we expect to incur additional restructuring and other charges of between approximately $0.3 million and $0.7 million as we continue to execute on our plan to reduce the cost structure of the service provider business unit and supporting functions to align with the reduced revenue outlook and to concentrate resources on LTE and long-term and profitable accounts.

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

We operate in three specific business segments: retail, commercial, and service provider. We believe this structure enables us to better focus our efforts on our core customer segments and allows us to be more nimble and opportunistic as a company overall. Our CEO began temporarily serving as interim general manager of the retail business unit in March 2014 and as interim general manager of the service provider business unit in February 2015 due to the previous general managers' departures from the Company. Our CEO will continue to serve as interim general manager of both business units until replacements are appointed. The retail business unit is focused on individual consumers and consists of high performance, dependable and easy-to-use home networking, home security automation and storage products. The commercial business unit is focused on small and medium-sized businesses and consists of business networking, storage and security solutions that bring enterprise class functionality at an affordable price. The service provider business unit is focused on the service provider market and consists of made-to-order and retail-proven whole home networking hardware and software solutions, as well as 4G LTE hotspots sold to service providers for sale to their subscribers. We conduct business across three geographic regions: Americas, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

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

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Fry’s Electronics, K-mart, Staples, Target, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Germany, Austria), Dick Smith (Australia), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com, Newegg.com and Buy.com. Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), DSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future.

During the second quarter of 2015, we experienced a 14.5% decrease in net revenue compared to the second quarter of 2014, driven primarily by a reduction in service provider net revenue. The decrease was primarily attributable to a reduction in gross shipments driven, in part, by continued weakness in carrier spending in North America and Europe, combined with the negative effects of a high degree of variability in carrier customer ordering patterns, a characteristic inherent to the service provider business unit. As previously announced, during the first quarter of 2015 we began to execute on our plans to reduce the cost structure of the service provider business unit and supporting functions to better align with the reduced revenue outlook, and to concentrate resources on LTE and long term and profitable accounts. These efforts continued in the second quarter of 2015. Retail net revenue increased compared to the prior year period, due primarily to an increase in gross shipments of broadband gateways, home wireless and home security automation products, partially offset by a reduction in gross shipments of multimedia products. We continue to see strong demand for our retail products, including the Nighthawk series and recently introduced Arlo Smart Home cameras. Commercial net revenue decreased compared to the prior year period due primarily to a reduction in gross shipments of network storage, wireless products and switches driven by a difficult small business climate in Europe caused by weakening foreign currencies compared to the U.S. dollar and economic uncertainty surrounding the Greek economic crisis. On a geographic basis, net revenue decreased in each of the regions. The decline in the Americas was driven primarily by a reduction in gross shipments of our mobile products and switches, partially offset by an increase in gross shipments of home security automation products and broadband gateways. The decline in EMEA was driven primarily by a reduction in gross shipments of broadband gateways, home wireless, network storage products and switches, partially offset by an increase in gross shipments of home security automation and mobile products. The decline in APAC was driven primarily by a reduction in gross shipments of mobile products, partially offset by an increase in gross shipments of our broadband gateways, home wireless and home security automation products.

Looking forward, we expect growth in our retail business unit mainly driven by continued introduction and wider adoption of our new 802.11ac technology, the accelerated penetration of home security automation products and successfully establishing our cable gateways in the retail market. We expect growth in our commercial business unit driven by sales of our 10Gig switches, PoE switches, storage and wireless products among small and medium-sized businesses and end users. Although service provider results remained relatively strong in 2014, we began to see softening in the fourth quarter of the year and continued to experience declines in the six months ended June 28, 2015 due to continued weakness in capital expense spending by certain service providers in both North America and in Europe. We expect to incur additional restructuring charges of between $0.3 million and $0.7 million during the third fiscal quarter of 2015 as we continue to execute on our plan to reduce the cost structure of the service provider business unit and supporting functions to match the reduced revenue outlook and to concentrate resources on LTE and long-term and profitable accounts. We remain focused on improving profitability, while investing in key strategic growth areas. The areas that we are targeting continue to be LTE, 802.11ac, home security automation and our switching category of products.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations for the three and six months ended June 28, 2015, with the comparable reporting period in the preceding year.

	Three Months Ended				Six Months Ended
	June 28, 2015		June 29, 2014		June 28, 2015		June 29, 2014
	(In thousands, except percentage data)
Net revenue	$288,782	100.0%	$337,604	100.0%	$597,939	100.0%	$686,995	100.0%
Cost of revenue	211,126	73.1%	240,418	71.2%	432,003	72.2%	491,884	71.6%
Gross profit	77,656	26.9%	97,186	28.8%	165,936	27.8%	195,111	28.4%
Operating expenses:
Research and development	21,102	7.3%	22,476	6.7%	41,554	6.9%	44,657	6.5%
Sales and marketing	34,013	11.8%	38,179	11.3%	71,615	12.0%	78,090	11.4%
General and administrative	10,366	3.6%	11,894	3.5%	21,389	3.6%	23,269	3.4%
Restructuring and other charges	974	0.3%	(12)	(0.0)%	5,368	0.9%	830	0.1%
Litigation reserves, net	—	—%	68	0.0%	(2,690)	(0.4)%	185	0.0%
Total operating expenses	66,455	23.0%	72,605	21.5%	137,236	23.0%	147,031	21.4%
Income from operations	11,201	3.9%	24,581	7.3%	28,700	4.8%	48,080	7.0%
Interest income	67	0.0%	49	0.0%	119	0.0%	106	0.0%
Other income (expense), net	(343)	(0.1)%	(227)	(0.1)%	132	0.0%	(335)	(0.0)%
Income before income taxes	10,925	3.8%	24,403	7.2%	28,951	4.8%	47,851	7.0%
Provision for income taxes	7,258	2.5%	9,698	2.8%	17,273	2.8%	18,735	2.8%
Net income	$3,667	1.3%	$14,705	4.4%	$11,678	2.0%	$29,116	4.2%

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

	Three Months Ended			Six Months Ended
	June 28, 2015	% Change	June 29, 2014	June 28, 2015	% Change	June 29, 2014
	(In thousands, except percentage data)
Americas	$172,459	(8.0)%	$187,534	$346,245	(9.4)%	$382,313
Percentage of net revenue	59.8%		55.6%	57.9%		55.6%
EMEA	$67,993	(32.3)%	$100,436	$157,102	(24.2)%	$207,229
Percentage of net revenue	23.5%		29.7%	26.3%		30.2%
APAC	$48,330	(2.6)%	$49,634	$94,592	(2.9)%	$97,453
Percentage of net revenue	16.7%		14.7%	15.8%		14.2%
Total net revenue	$288,782	(14.5)%	$337,604	$597,939	(13.0)%	$686,995

Americas

The decrease in Americas net revenue for the three and six months ended June 28, 2015 compared to the prior year periods was driven primarily by a reduction in gross shipments of our mobile products and switches, partially offset by an increase in gross shipments of home security automation products and broadband gateways. The decrease was due primarily to a reduction in service provider demand driven, in part, by continued weakness in North American carrier spending. In our retail channel, we continue to see strong demand for our products, including the Nighthawk series and recently introduced Arlo Smart Home cameras.

EMEA

The decrease in EMEA net revenue for the three and six months ended June 28, 2015 compared to the prior year periods was driven primarily by a reduction in gross shipments of broadband gateways, home wireless, network storage products and switches, partially offset by an increase in gross shipments of home security automation and mobile products. The decrease was primarily attributable to a reduction in gross shipments driven, in part, by continued weakness in European carrier spending, combined with the negative effects of a high degree of variability in carrier customer ordering patterns, a characteristic inherent to the service provider business unit. Further, during the three months ended June 28, 2015, we recorded a charge of $3.3 million relating to an anticipated credit to a customer to resolve a disputed product quality issue, further reducing net revenue. Our success in the region continues to be challenged by a difficult small business market climate caused by weakening foreign currencies compared to the U.S. dollar and economic uncertainty surrounding the Greek economic crisis.
APAC

The decrease in APAC net revenue for the three and six months ended June 28, 2015 compared to the prior year periods was driven primarily by a reduction in gross shipments of mobile products, partially offset by an increase in gross shipments of our broadband gateway, home wireless and home security automation products. Similar to EMEA, APAC net revenue was constrained by weakening foreign currencies compared to the U.S. dollar.

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

	Three Months Ended			Six Months Ended
	June 28, 2015	% Change	June 29, 2014	June 28, 2015	% Change	June 29, 2014
	(In thousands, except percentage data)
Cost of revenue	$211,126	(12.2)%	$240,418	$432,003	(12.2)%	$491,884
Gross margin percentage	26.9%		28.8%	27.8%		28.4%

Cost of Revenue
Cost of revenue decreased for the three and six months ended June 28, 2015 compared to the prior year periods due primarily to the decrease in net revenue and related product costs driven by lower total shipments, partially offset by higher freight costs.
Gross Margin
Our gross margin decreased for the three months ended June 28, 2015 compared to the prior year period due primarily to weakening foreign currencies compared to the U.S. dollar and, to a lesser extent, an increase in per unit freight costs and warranty costs.
Our gross margin decreased for the six months ended June 28, 2015 compared to the prior year period due primarily to weakening foreign currencies compared to the U.S. dollar and, to a lesser extent, an increase in per unit freight costs, partially offset by the positive effects of lower excess and obsolete inventory charges combined with a benefit recognized in the first quarter of 2015 relating to royalties previously accrued relating to the Ericsson patent litigation.
For the three and six months ended June 28, 2015, our gross margin was also directly impacted by a charge of $3.3 million recorded related to an anticipated credit to a customer to resolve a disputed product quality issue, decreasing net revenue with not related reduction in cost of revenue.

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

	Three Months Ended			Six Months Ended
	June 28, 2015	% Change	June 29, 2014	June 28, 2015	% Change	June 29, 2014
	(In thousands, except percentage data)
Research and development expense	$21,102	(6.1)%	$22,476	$41,554	(6.9)%	$44,657

Research and development expense decreased for the three months ended June 28, 2015 compared to the prior year period due primarily to a reduction in personnel-related costs of $1.5 million, driven by a reduction in headcount attributable to the restructuring activities executed in the first quarter of 2015.
Research and development expense decreased for the six months ended June 28, 2015 compared to the prior year period due primarily to a reduction in personnel-related costs of $2.4 million, driven by a reduction in headcount attributable to the restructuring activities executed in the first quarter of 2015, and projects and professional services of $0.7 million.
Headcount decreased by 34 employees to 316 employees at June 28, 2015 compared to 350 employees at June 29, 2014.
We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We continue to invest in research and development to expand our cloud platform capabilities, grow our home security camera and home automation device portfolio, develop innovative whole home WiFi coverage solutions and be first to market with the latest LTE technology. We expect research and development expenses to decrease as a percentage of revenue in the near term. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of revenue, depending on actual revenues achieved in any given quarter.
Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization expenses, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended			Six Months Ended
	June 28, 2015	% Change	June 29, 2014	June 28, 2015	% Change	June 29, 2014
	(In thousands, except percentage data)
Sales and marketing expense	$34,013	(10.9)%	$38,179	$71,615	(8.3)%	$78,090

Sales and marketing expense decreased for the three months ended June 28, 2015 compared to the prior year period due primarily to a reduction in personnel-related costs of $2.2 million, driven by a reduction in headcount attributable to the restructuring activities executed in the first quarter of 2015, $0.7 million in outside professional services, $0.5 million in variable compensation and $0.5 million in marketing expenses.

Sales and marketing expense decreased for the six months ended June 28, 2015 compared to the prior year period due primarily to a reduction in personnel-related costs of $3.5 million, driven by a reduction in headcount attributable to the restructuring activities executed in the first quarter of 2015, $1.8 million in outside professional services and $1.5 million in variable compensation, partially offset by an increase in freight costs of $0.6 million.
Headcount decreased by 12 employees to 365 employees at June 28, 2015 compared to 377 employees at June 29, 2014.
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
General and Administrative
General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Three Months Ended			Six Months Ended
	June 28, 2015	% Change	June 29, 2014	June 28, 2015	% Change	June 29, 2014
	(In thousands, except percentage data)
General and administrative expense	$10,366	(12.8)%	$11,894	$21,389	(8.1)%	$23,269

General and administrative expense decreased for the three months ended June 28, 2015 compared to the prior year period due primarily to a reduction in facilities, allocation and other expenses of $0.8 million, outside professional services of $0.5 million and personnel-related expenses of $0.4 million, partially offset by an increase in variable compensation of $0.2 million.
General and administrative expense decreased for the six months ended June 28, 2015 compared to the prior year period due primarily to a reduction in facilities, allocation and other expenses of $1.6 million and outside professional services of $1.2 million, partially offset by an increase in personnel-related expenses of $0.3 million, variable compensation of $0.3 million and software-related expenses of $0.3 million.
Headcount increased by 1 employee to 155 employees at June 28, 2015 compared to 154 employees at June 29, 2014.
We expect our general and administrative expenses to remain consistent with fiscal year 2014 as a percentage of net revenue in the near term but they could fluctuate depending on a number of factors, including the level and timing of expenditures associated with the litigation described in Note 7, Commitments and Contingencies, in the notes to unaudited condensed consolidated financial statements. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.
Restructuring and Other Charges

	Three Months Ended			Six Months Ended
	June 28, 2015	% Change	June 29, 2014	June 28, 2015	% Change	June 29, 2014
	(In thousands, except percentage data)
Restructuring and other charges	$974	**	$(12)	$5,368	**	$830
** Percentage change not meaningful.

Restructuring and other charges increased for the three months ended June 28, 2015 compared to the prior year period due primarily to lease contract termination and other charges incurred associated with actions taken to reduce the cost structure of the service provider business unit and supporting functions, which was announced in February 2015. Charges incurred during the second quarter of 2014 relate primarily to adjustments to previously-recorded restructuring cost estimates.

Restructuring and other charges increased for the six months ended June 28, 2015 compared to the prior year period due primarily to employee severance, lease contract termination and other charges recognized associated with actions taken to reduce the cost structure of the service provider business unit and supporting functions. Charges incurred during six months ended June

29, 2014 relate primarily to one-time separation charges associated with the departure of the general manager of the retail business unit in March 2014.

We expect to incur additional restructuring and other charges of between $0.3 million and $0.7 million in the third quarter of 2015 as we continue to execute on our plan to reduce the cost structure of the service provider business unit and supporting functions to align with the reduced revenue outlook and to concentrate resources on LTE and long-term and profitable accounts. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve anticipated cost reductions, our financial results could be negatively impacted. We do not believe that the estimated annual cost savings as a result of these restructuring actions will result in a significant reduction of operating expenses as a percentage of net revenue in the near term.

For further discussion of restructuring and other charges, refer to Note 13, Restructuring and Other Charges, of the notes to unaudited condensed consolidated financial statements.

Litigation Reserves, Net

	Three Months Ended			Six Months Ended
	June 28, 2015	% Change	June 29, 2014	June 28, 2015	% Change	June 29, 2014
	(In thousands, except percentage data)
Litigation reserves, net	$—	(100.0)%	$68	$(2,690)	**	$185
** Percentage change not meaningful.

No litigation reserves were recognized during the three months ended June 28, 2015. During the three months ended June 29, 2014, we recognized an expense of $0.1 million for costs related to the settlement of lawsuits.

We recognized a benefit of $2.7 million during the six months ended June 28, 2015 resulting from adjustments recorded to release litigation reserves previously accrued associated with the Ericsson patent litigation matter. In contrast, we recognized an expense of $0.2 million during the six months ended June 29, 2014 for costs related to the settlement of lawsuits.

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

Interest Income and Other Income (Expense), Net
Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net, for the periods indicated:

	Three Months Ended			Six Months Ended
	June 28, 2015	% Change	June 29, 2014	June 28, 2015	% Change	June 29, 2014
	(In thousands, except percentage data)
Interest income	$67	36.7%	$49	$119	12.3%	$106
Other income (expense), net	(343)	(51.1)%	(227)	132	**	(335)
Total interest income and other income (expense), net	$(276)	(55.1)%	$(178)	$251	**	$(229)
** Percentage change not meaningful.

Interest income and other income (expense), net, decreased for the three months ended June 28, 2015 compared to the prior year period due primarily to losses recognized relating to foreign currency.
Interest income and other income (expense), net, increased for the six months ended June 28, 2015 compared to the prior year period due primarily to gains recognized relating to foreign currency.
Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three and six months ended June 28, 2015. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 4, Derivative Financial Instruments, in the notes to unaudited condensed consolidated financial statements.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 28, 2015	% Change	June 29, 2014	June 28, 2015	% Change	June 29, 2014
	(In thousands, except percentage data)
Provision for income taxes	$7,258	(25.2)%	$9,698	$17,273	(7.8)%	$18,735
Effective tax rate	66.4%		39.7%	59.7%		39.2%

During the three and six months ended June 28, 2015, we incurred losses in a jurisdiction where no tax benefit could be recorded. As a result, the forecasted losses from this jurisdiction were excluded from the determination of tax expense for the respective periods. The increases in the effective tax rate for the three and six months ended June 28, 2015 compared to the prior year periods were due primarily to an increase in losses incurred in a jurisdiction where no tax benefit could be recorded, as well as a shift in the distribution of earnings to jurisdictions with relatively higher tax rates. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

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
Retail

	Three Months Ended			Six Months Ended
	June 28, 2015	% Change	June 29, 2014	June 28, 2015	% Change	June 29, 2014
	(in thousands, except percentage data)
Net revenue	$131,809	19.1%	$110,663	$252,766	10.4%	$228,895
Percentage of net revenue	45.7%		32.8%	42.3%		33.3%
Contribution income	$16,247	10.3%	$14,726	$32,566	10.7%	$29,409
Contribution margin	12.3%		13.3%	12.9%		12.8%

Net revenue increased for the three and six months ended June 28, 2015 compared to the prior year periods due primarily to an increase in gross shipments of broadband gateways, home wireless and home security automation products, partially offset by a reduction in gross shipments of multimedia products. Geographically, we experienced growth in the Americas and APAC, while net revenue in EMEA declined due primarily to challenges resulting from the macro-economic environment, increased competition and pricing pressures we continue to experience in the region, as well as weakening foreign currencies compared to the U.S. dollar. We continue to see strong end-user demand for our retail products, including the Nighthawk series and recently introduced Arlo Smart Home cameras. During the three months ended June 28, 2015, we expanded our distribution of Arlo and significantly increased gross shipments to U.S. retail customers, and select international markets, in comparison to the first quarter of 2015 when Arlo was first introduced. In contrast, no net revenue was generated by this product in 2014.

Contribution income increased for the three months ended June 28, 2015 compared to the prior year period due primarily to an increase in net revenue, partially offset by an increase in warranty costs of $0.8 million, freight costs of $0.4 million and the impact of weakening foreign currencies compared to the U.S. dollar.
Contribution income increased for the six months ended June 28, 2015 compared to the prior year period due primarily to the increase in net revenue. Contribution income was also impacted by a reduction in excess and obsolete inventory charges of $1.3 million, partially offset by an increase in freight costs of $0.4 million and the impact of weakening foreign currencies compared to the U.S. dollar.

Commercial

	Three Months Ended			Six Months Ended
	June 28, 2015	% Change	June 29, 2014	June 28, 2015	% Change	June 29, 2014
	(in thousands, except percentage data)
Net revenue	$63,017	(16.5)%	$75,447	$135,748	(12.0)%	$154,310
Percentage of net revenue	21.8%		22.3%	22.7%		22.5%
Contribution income	$12,564	(26.7)%	$17,129	$28,807	(21.4)%	$36,669
Contribution margin	19.9%		22.7%	21.2%		23.8%

Net revenue decreased for the three months ended June 28, 2015 compared to the prior year period due primarily to a reduction in gross shipments of network storage, wireless products and switches. Geographically, we experienced a reduction in net revenue in EMEA, the Americas and, to a lesser extent, APAC.
Net revenue decreased for the six months ended June 28, 2015 compared to the prior year period due primarily to a reduction in gross shipments of network storage, wireless products and switches. Geographically, we experienced a reduction in EMEA and APAC net revenue, partially offset by marginal growth in the Americas.
For the three and six months ended June 28, 2015, net revenue was impacted by the difficult small business market climate in Europe, caused by weakening foreign currencies compared to the U.S. dollar driving increased pricing pressures, and economic uncertainty surrounding the Greek economic crisis.
Contribution income decreased for the three and six months ended June 28, 2015 compared to the prior year periods due primarily to a reduction in net revenue occurring at a higher rate than cost of revenue and operating expenses.
Service Provider

	Three Months Ended			Six Months Ended
	June 28, 2015	% Change	June 29, 2014	June 28, 2015	% Change	June 29, 2014
	(in thousands, except percentage data)
Net revenue	$93,956	(38.0)%	$151,494	$209,425	(31.1)%	$303,790
Percentage of net revenue	32.5%		44.9%	35.0%		44.2%
Contribution income	$3,895	(74.4)%	$15,235	$12,653	(56.0)%	$28,754
Contribution margin	4.1%		10.1%	6.0%		9.5%

Net revenue decreased for the three and six months ended June 28, 2015 compared to the prior year periods due primarily to a reduction in gross shipments of broadband gateways, mobile and home wireless products, partially offset by increase in gross shipments of home security automation products. Geographically, we experienced a reduction in the Americas, EMEA and, to a lesser extent, APAC. As we previously reported and have expected, service provider net revenue continues to be negatively impacted by weakness in capital expense spending by certain service providers in both North America and in Europe as the industry continues through a period of consolidation. Net revenue was also impacted by the negative effects of a high degree of variability in carrier customer ordering patterns, a characteristic inherent to the service provider business unit. Further, during the three months ended June 28, 2015, we recorded a charge of $3.3 million relating to an anticipated credit to a customer to resolve a disputed product quality issue, further reducing net revenue.
Contribution income decreased for the three and six months ended June 28, 2015 compared to the prior year periods due primarily to a reduction in net revenue occurring at a higher rate than reductions in cost of revenue and operating expenses, combined with weakening foreign currencies compared to the U.S. dollar. This effect was further amplified by the $3.3 million reduction of net revenue recorded during the second quarter of 2015 related to an anticipated credit to a customer to resolve a disputed product quality issue. As previously announced, during the first quarter of 2015 we began to execute on our plans to reduce the cost structure of the service provider business unit and supporting functions to better align with the reduced revenue outlook, and to concentrate resources on LTE and long term and profitable accounts. These efforts continued in the second quarter of 2015.

Liquidity and Capital Resources
Our cash and cash equivalents balance decreased from $141.2 million as of December 31, 2014 to $136.8 million as of June 28, 2015. Our short-term investments, which represent the investment of funds available for current operations, decreased from $115.9 million as of December 31, 2014 to $76.2 million as of June 28, 2015, due primarily to the maturity of treasuries being used to fund the repurchase of common stock during the period. Operating activities during the six months ended June 28, 2015 provided cash of $38.5 million, compared to $42.7 million provided in the six months ended June 29, 2014, resulting primarily from changes in working capital. Investing activities during the six months ended June 28, 2015 provided cash of $31.8 million, resulting primarily from net proceeds from the sale and maturities of short term investments, partially offset by purchases of property and equipment. During the six months ended June 28, 2015, financing activities used cash of $74.8 million, primarily due to the repurchase of common stock, partially offset by proceeds from the issuance of common stock upon exercise of stock options and our employee stock purchase program.
Our days sales outstanding ("DSO") increased from 73 as of December 31, 2014 to 78 days as of June 28, 2015. DSO of 78 days is in the normal range for the second quarter of the year.
Our accounts payable decreased from $106.4 million at December 31, 2014 to $71.2 million at June 28, 2015. The decrease was primarily attributable to timing of payments.

Inventory decreased by $34.2 million from $222.9 million at December 31, 2014 to $188.7 million at June 28, 2015. In the three months ended June 28, 2015, we experienced annualized ending inventory turns of approximately 4.5, consistent with the three months ended December 31, 2014.
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
In October 2008, the Board of Directors authorized the management to repurchase up to 6.0 million shares of our common stock in the open market. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. In October 2014, the Board of Directors authorized the management to repurchase up to 3.0 million shares of our outstanding common stock which, at the time of authorization, were incremental to the remaining shares under on our previous share repurchase program. During the six months ended June 28, 2015, we repurchased and retired, reported based on trade date, approximately 2.7 million shares of common stock at a cost of $84.6 million under the repurchase authorization. As of June 28, 2015, common stock repurchases at a cost of $5.8 million were pending settlement and there was approximately 0.3 million shares remaining under the existing repurchase authorization. During the six months ended June 29, 2014, we repurchased and retired, reported based on trade date, 1.3 million shares of common stock at a cost of $43.1 million under the repurchase authorization. On July 21, 2015, the Board of Directors authorized the management to repurchase up to 3.0 million shares of our outstanding common stock. We plan to continue to repurchase shares opportunistically.

In the six months ended June 28, 2015, we repurchased, as reported based on trade date, approximately 73,000 shares of common stock at a cost of $2.3 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs"). Similarly, during the six months ended June 29, 2014, we repurchased approximately 47,000 shares of our common stock at a cost of $1.5 million under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no material changes during the six months ended June 28, 2015 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At June 28, 2015, we had approximately $147 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.
As of June 28, 2015, we had $15.6 million of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $1.1 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of June 28, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to our critical accounting policies and estimates during the six months ended June 28, 2015.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 28, 2015, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the commercial business, retail, and service provider markets and quickly develop or acquire, and manufacture and sell products that satisfy these demands in a cost effective manner. In order to differentiate our products from our competitors' products, we must continue to increase our focus and capital investment in research and development, including software development. For example, we recently introduced our new Arlo Smart Home camera products and have committed a substantial amount of resources to their development, manufacture and sale. If these products do not achieve widespread market acceptance, or if we are unsuccessful in capitalizing on other Smart Home market opportunities, our future growth may be slowed and our financial results could be harmed. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

In addition, we have acquired companies and technologies in the past and as a result, have introduced new product lines in new markets. We may not be able to successfully manage integration of the new product lines with our existing products. Selling new product lines in new markets will require our management to learn different strategies in order to be successful. We may be unsuccessful in launching a newly acquired product line in new markets which requires management of new suppliers, potential new customers and new business models. Our management may not have the experience of selling in these new markets and we may not be able to grow our business as planned. For example, in April 2013, we completed the acquisition of the AirCard product line from Sierra Wireless. Similarly, we acquired certain technology and intellectual property in connection with our acquisition of AVAAK, Inc. in July 2012 that has been key to the development of our Arlo Smart Home camera products. If we are unable to effectively and successfully further develop these new product lines, we may not be able to increase or maintain our sales and our gross margins may be adversely affected.

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

Throughout the past few years, we have significantly increased the rate of our new product introductions. If we cannot sustain that pace of product introductions, either through rapid innovation or acquisition of new products or product lines, we may not be able to maintain or increase the market share of our products. In addition, if we are unable to successfully introduce or acquire new products with higher gross margins, our net revenue and overall gross margin would likely decline.

*If we fail to overcome the challenges associated with managing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.

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

Further, successful engagements with service provider customers requires a constant analysis of technology trends. If we are unable to anticipate technology trends and service provider customer product needs, and to allocate research and development resources to the right projects, we may not be successful in continuing to sell products to service provider customers. In addition, because our service provider customers command significant resources, including for software support, and demand extremely competitive pricing, certain ODMs have declined to develop service provider products on an ODM basis. Accordingly, as our ODMs increasingly limit development of our service provider products, our service provider business will be harmed if we cannot replace this capability with alternative ODMs or in-house development.

Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. In particular, managing inventory and production of our products for our service provider customers is a challenge. Many of our service provider customers have irregular purchasing requirements. These customers may decide to cancel orders for customized products specific to that customer, and we may not be able to reconfigure and sell those products in other channels. In addition, these customers may issue unforecasted orders for products which we may not be able to produce in a timely manner and as such, we may not be able to accept and deliver on such unforecasted orders. In certain cases, we may commit to fixed-price, long term purchase orders, with such orders priced in foreign currencies which could lose value over time in the event of adverse changes in foreign exchange rates. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. Further, as the technology underlying our products deployed by broadband service providers matures and more competitors offer alternative products with similar technology, we anticipate competing in an extremely price sensitive market and our margins may be affected. If we are unable to introduce new products with sufficiently advanced technology to attract service provider interest in a timely manner, our service provider customers may then require us to lower our prices, or they may choose to purchase products from our competitors. If this occurs, our business would be harmed and our revenues would be reduced.

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

*We rely on a limited number of traditional and online retailers, wholesale distributors and service provider customers for a substantial portion of our sales, and our net revenue could decline if they refuse to pay our requested prices or reduce their level of purchases or if there is significant consolidation in our customer base which results in fewer customers for our products.

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc., Amazon.com, Inc. and their affiliates, wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation, and service providers, including Virgin Media Limited and AT&T. We expect that a significant portion of our net revenue will continue to come from sales to a small number of customers for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of customers fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these customers. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our customers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major customers reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed.

Additionally, consolidation among our customer base may allow certain customers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, elimination of sales opportunities, replacement of our products with those of our competitors and cancellations of orders, each of which would harm our operating results. For example, in February 2015, one of our large retail customers, Staples, announced a proposed acquisition of another large retail customer, Office Depot. If this transaction is completed, it may provide the combined company with increased negotiating power, and it is uncertain how it may impact the aggregate quantities of our products purchased in the future. Consolidation among our service provider customers worldwide may also make it more difficult to grow our service provider business, given the fierce competition for the already limited number of service providers worldwide and the long sales cycles to close deals. For example, in June 2013, Liberty Global, a service provider with operations worldwide, completed its acquisition of Virgin Media Limited, one of our significant customers. Because we have not conducted business with Liberty Global in the past, Virgin Media may be directed by Liberty Global to develop relationships and business with other Liberty Global vendors, many of which are our competitors. Similarly, in July 2013 SoftBank Corp. acquired majority ownership of Sprint Nextel Corp., the parent company of one of our significant customers for AirCard products. In addition, in the first half of 2015, Charter Communications announced agreements to acquire Time Warner Cable and Bright House Networks. If consolidation among our customer base becomes more prevalent, our operating results may be harmed.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, Cisco Systems, the Linksys line of products under Belkin, QNAP Systems, Seagate Technology, SonicWALL, Synology, TRENDnet, WatchGuard and Western Digital. Our principal competitors in the home market for networking devices and television connectivity products include Amped Wireless, Apple, AsusTEK, Belkin, D-Link, the Linksys line of products under Belkin, Roku, TP-Link and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Compal Broadband, Comtrend, D-Link, Hitron, Huawei, Motorola, NetComm Wireless, Novatel Wireless, Pace, Sagem, Scientific Atlanta-a Cisco company, SMC Networks, TechniColor, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Devolo, LEA, AVM and the Hercules brand of Guillemot Corporation in Europe, Corega and Melco in Japan and TP-Link in China. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world. In addition, as we expand our product portfolio to include home security cameras and services, we also face competition from incumbents and specialty providers in this space, including Axis Communications, Belkin, D-Link, the Linksys line of products under Belkin, Logitech, Dropcam (owned by Google’s Nest Labs), and Sercomm.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources, but may be more nimble in developing new or disruptive technology or in entering new markets. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors in the service provider and retail spaces price their products significantly below our product costs in order to gain market share. Average sales prices have declined in the past and may again decline in the future. These competitors may hav

e more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution which we may not have. These companies could devote more capital resources to develop, manufacture and market competing products than we could. Our competitors may also acquire other companies in the market and leverage combined resources to gain market share. For example, in March 2013, Belkin completed its acquisition of the Linksys division from Cisco. Belkin and Linksys are two of our significant competitors. The combined company may have synergies which increase opportunities for Belkin to gain market share, especially in North America. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

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

We have been under examination by the Italian Tax Authority (ITA) for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. Currently, we are in litigation with the ITA for the 2004 through 2007 years and we are waiting for the issuance of the tax assessment for the 2008 through 2012 years. If we are unsuccessful in defending our tax positions, our profitability will be reduced. Additionally, we are under examination in Germany for the 2009 through 2013 tax years for corporate income, trade and valued-added taxes.

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

We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.

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

We provide our third-party manufacturers with a rolling forecast of demand, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as wireless local area network chipsets, switching fabric chips, physical layer transceivers, connector jacks and metal and plastic enclosures. If our forecasts are not timely provided or are less than our actual requirements, our third-party manufacturers may be unable to manufacture products in a timely manner. For example, in the first quarter of 2013, our third-party manufacturers were not able to manufacture sufficient quantities of our new line of ReadyNAS products in order to meet demand, adversely affecting our profitability for the quarter. If our forecasts are too high, our third-party manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our third-party manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur.

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

As a result of our acquisitions, we have significant goodwill and intangible assets recorded on our balance sheet. In addition, significant negative industry or economic trends, such as those that have occurred as a result of the recent economic downturn, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill or intangible assets might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill or intangible assets be determined resulting in an adverse impact on our results of operations. For example, in the fourth fiscal quarter of 2014, we completed our annual impairment test of goodwill and determined that the full carrying value of goodwill allocated to the service provider business unit of $74.2 million was impaired, and as a result a corresponding charge was reflected in the fourth quarter of 2014.

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

International sales comprise a significant amount of our overall net revenue. International sales were 42% of overall net revenue in the second quarter of 2015 and 46% in fiscal year 2014. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

*If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims.

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

In addition, epidemic failure clauses are found in certain of our customer contracts, especially contracts with service providers. If invoked, these clauses may entitle the customer to return for replacement or obtain credits for products and inventory, as well as assess liquidated damage penalties and terminate an existing contract and cancel future or then current purchase orders. In such instances, we may also be obligated to cover significant costs incurred by the customer associated with the consequences of such epidemic failure, including freight and transportation required for product replacement and out-of-pocket costs for truck rolls to end user sites to collect the defective products. Costs or payments we make in connection with an epidemic failure may materially adversely affect our results of operations and financial condition. If our products contain defects or errors, or are found to be noncompliant with industry standards, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. In addition, defects in, or misuse of, certain of our products could cause safety concerns, including the risk of property damage or personal injury. If any of these event occurred, our reputation and brand could be damaged, and we could face product liability or other claims regarding our products, resulting in unexpected expenses and adversely impacting our operating results. For instance, if a third party were able to successfully overcome the security measures in our products, such a person or entity could misappropriate customer data, third party data stored by our customers and other information, including intellectual property. In addition, the operations of our end-user customers may be interrupted. If that happens, affected end-users or others may file actions against us alleging product liability, tort, or breach of warranty claims.

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

In addition, we offer a comprehensive online cloud monitoring service paired with our Arlo Smart Home cameras. If hackers compromise this cloud service, or if customer confidential information is accessed without authorization, our business will be harmed. Furthermore, operating an online cloud service is a relatively new business for us and we may not have the expertise to properly manage risks related to data security and systems security. If we are unable to successfully prevent breaches of security relating to our cloud service or customer private information, including customer videos and customer personal identification information, management would need to spend increasing amounts of time and effort in this area, and our business would be harmed.

*We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs. If these third-party manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may suffer.

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party manufacturers, including original design manufacturers, or ODMs, and original equipment manufacturers, as well as contract manufacturers. In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. For example, we currently rely on a single manufacturer for our Arlo Smart Home cameras. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors. Due to changing economic conditions, the viability of some of these third-party manufacturers may be at risk. Our ODMs are increasingly refusing to work with us on certain projects, such as projects for manufacturing products for our service provider customers. Because our service provider customers command significant resources, including for software support, and demand extremely competitive pricing, our ODMs are starting to refuse to engage on service provider terms. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third party manufacturer which would take significant effort and our business may be harmed. In addition, as we contemplate moving manufacturing into different jurisdictions, we will be subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. For example, in June 2012 and June 2013 we acquired select assets of two separate engineering operations in India to enhance our wireless product offerings in our commercial business unit. Additionally in July 2012, we closed the acquisition of privately held AVAAK, Inc., creators of the VueZone® home security automation system, and in April 2013, we closed the acquisition of the AirCard business of Sierra Wireless, Inc. The AirCard acquisition represents our largest acquisition, both in terms of consideration and headcount. Acquisitions involve numerous risks and challenges, including but not limited to the following

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

Our selling and distribution practices are also regulated in large part by U.S. federal and state as well as foreign antitrust and competition laws and regulations. In general, the objective of these laws is to promote and maintain free competition by prohibiting certain forms of conduct that tend to restrict production, raise prices, or otherwise control the market for goods or services to the detriment of consumers of those goods and services. Potentially prohibited activities under these laws may include unilateral conduct, or conduct undertaken as the result of an agreement with one or more of our suppliers, competitors, or customers. The potential for liability under these laws can be difficult to predict as it often depends on a finding that the challenged conduct resulted in harm to competition, such as higher prices, restricted supply, or a reduction in the quality or variety of products available to consumers. We utilize a number of different distribution channels to deliver our products to the end consumer, and regularly enter agreements with resellers of our products at various levels in the distribution chain that could be subject to scrutiny under these laws in the event of private litigation or an investigation by a governmental competition authority. In addition, many of our products are sold to consumers via the Internet. Many of the competition-related laws that govern these Internet sales were adopted prior to the advent of the Internet, and, as a result, do not contemplate or address the unique issues raised by online sales. New interpretations of existing laws and regulations, whether by courts or by the state, federal or foreign governmental authorities charged with the enforcement of those laws and regulations, may also impact our business in ways we are currently unable to predict. Any failure on our part or on the part of our employees, agents, distributors or other business partners to comply with the laws and regulations governing competition can result in negative publicity and diversion of management time and effort and may subject us to significant litigation liabilities and other penalties.

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

*We recently expanded our operations and infrastructure, which may strain our operations and increase our operating expenses.

We recently expanded our operations and are pursuing market opportunities both domestically and internationally in order to grow our sales. As a result of the acquisition of the AirCard business of Sierra Wireless in 2013, we added two new locations with over 80 personnel housed at each site, one in Carlsbad, California, and one in Richmond, British Columbia. This expansion required enhancements to our existing management information systems, and operational and financial controls. In addition, if we continue to grow, our expenditures will likely be significantly higher than our historical costs. We may not be able to install adequate controls in an efficient and timely manner as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management, operational and financial resources. In addition, if we grow internationally, we will have to expand and enhance our communications infrastructure. If we fail to continue to improve our management information systems, procedures and financial controls or encounter unexpected difficulties during expansion and reorganization, our business could be harmed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2015 - April 26, 2015	5,981	$31.29	—	2,734,041
April 27, 2015 - May 24, 2015	1,411,745	$30.74	1,360,703	1,373,338
May 25, 2015 - June 28, 2015	1,116,293	$31.07	1,106,920	266,418
Total	2,534,019	$30.89	2,467,623

1.
On October 21, 2008, the Board of Directors authorized the management to repurchase up to 6.0 million shares of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. On October 17, 2014, the Board of Directors authorized the management to repurchase up to 3.0 million shares of our outstanding common stock which, at the time of authorization, were incremental to the remaining shares under our previous share repurchase program. During the three months ended June 28, 2015, we repurchased and retired, reported based on trade date, approximately 2.5 million shares of common stock at a cost of $76.2 million under this authorization. As of June 28, 2015, common stock repurchases at a cost of $5.8 million were pending settlement. On July 21, 2015, the Board of Directors authorized the management to repurchase up to 3.0 million shares of our outstanding common stock.

2.
We repurchased, as reported based on trade date, approximately 66,000 shares of common stock at a cost of approximately $2.0 million to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended June 28, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant
/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 31, 2015

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant	S-1	7/30/2003	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant				X
3.3	Amended and Restated Bylaws of the registrant				X
4.1	Form of registrant's common stock certificate	S-1	7/30/2003	4.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#
This certification is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section. This certification will not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.