Form 10-Q
period 2015-09-27
NETGEAR, INC
filed 2015-10-30
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 27, 2015.
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

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 31,509,309 as of October 23, 2015.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 27, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$202,429	$141,234
Short-term investments	61,419	115,895
Accounts receivable, net	274,173	275,689
Inventories	170,013	222,883
Deferred income taxes	29,430	29,039
Prepaid expenses and other current assets	31,019	38,225
Total current assets	768,483	822,965
Property and equipment, net	23,951	29,694
Intangibles, net	53,191	66,230
Goodwill	81,721	81,721
Other non-current assets	47,405	48,077
Total assets	$974,751	$1,048,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,171	$106,357
Accrued employee compensation	21,414	21,588
Other accrued liabilities	132,911	143,742
Deferred revenue	30,722	30,023
Income taxes payable	5,258	2,406
Total current liabilities	288,476	304,116
Non-current income taxes payable	14,402	15,252
Other non-current liabilities	10,412	7,754
Total liabilities	313,290	327,122
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	32	35
Additional paid-in capital	474,875	454,144
Accumulated other comprehensive income (loss)	(43)	38
Retained earnings	186,597	267,348
Total stockholders’ equity	661,461	721,565
Total liabilities and stockholders’ equity	$974,751	$1,048,687
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net revenue	$341,893	$353,338	$939,832	$1,040,333
Cost of revenue	245,566	251,005	677,569	742,889
Gross profit	96,327	102,333	262,263	297,444
Operating expenses:
Research and development	21,572	23,337	63,126	67,994
Sales and marketing	35,923	39,283	107,538	117,373
General and administrative	11,803	11,726	33,192	34,995
Restructuring and other charges	1,016	1,360	6,384	2,190
Litigation reserves, net	—	69	(2,690)	254
Total operating expenses	70,314	75,775	207,550	222,806
Income from operations	26,013	26,558	54,713	74,638
Interest income	65	68	184	174
Other income (expense), net	(199)	2,246	(67)	1,911
Income before income taxes	25,879	28,872	54,830	76,723
Provision for income taxes	10,780	8,847	28,053	27,582
Net income	$15,099	$20,025	$26,777	$49,141
Net income per share:
Basic	$0.47	$0.56	$0.80	$1.36
Diluted	$0.47	$0.55	$0.79	$1.34
Weighted average shares used to compute net income per share:
Basic	31,979	35,643	33,473	36,133
Diluted	32,335	36,250	34,002	36,806
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income	$15,099	$20,025	$26,777	$49,141
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	10	139	(102)	66
Unrealized gain on available-for-sale securities	6	2	34	25
Other comprehensive income (loss), before tax	16	141	(68)	91
Tax expense related to items of other comprehensive income	(2)	(1)	(13)	(10)
Other comprehensive income (loss), net of tax	14	140	(81)	81
Comprehensive income	$15,113	$20,165	$26,696	$49,222
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net income	$26,777	$49,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,336	26,398
Purchase premium amortization/discount accretion on investments, net	(73)	42
Non-cash stock-based compensation	12,517	15,226
Income tax impact associated with stock option exercises	(1,049)	(394)
Excess tax benefit from stock-based compensation	(252)	(340)
Deferred income taxes	(149)	(2,133)
Changes in assets and liabilities:
Accounts receivable	1,516	(12,084)
Inventories	52,870	17,963
Prepaid expenses and other assets	7,332	(9,846)
Accounts payable	(7,696)	(22,439)
Accrued employee compensation	(174)	4,021
Other accrued liabilities	(4,405)	(9,196)
Deferred revenue	(899)	9,221
Income taxes payable	2,002	1,974
Net cash provided by operating activities	115,653	67,554
Cash flows from investing activities:
Purchases of short-term investments	(50,301)	(105,076)
Proceeds from sales and maturities of short-term investments	105,142	109,669
Purchase of property and equipment	(11,142)	(13,421)
Payments made in connection with business acquisitions	—	(1,050)
Net cash provided by (used in) investing activities	43,699	(9,878)
Cash flows from financing activities:
Purchase and retirement of common stock	(107,531)	(68,006)
Proceeds from exercise of stock options	6,137	6,039
Proceeds from issuance of common stock under employee stock purchase plan	2,985	2,762
Excess tax benefit from stock-based compensation	252	340
Net cash used in financing activities	(98,157)	(58,865)
Net increase (decrease) in cash and cash equivalents	61,195	(1,189)
Cash and cash equivalents, at beginning of period	141,234	143,009
Cash and cash equivalents, at end of period	$202,429	$141,820
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global networking company that delivers innovative products to consumers, businesses and service providers. The Company's products are built on a variety of proven technologies such as wireless (WiFi and LTE), Ethernet and powerline, with a focus on reliability and ease-of-use. The product line consists of wired and wireless devices that enable networking, broadband access and network connectivity. These products are available in multiple configurations to address the needs of the end-users in each geographic region in which the Company's products are sold.
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three and nine months ended September 27, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.

Note 2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company’s significant accounting policies have not materially changed during the nine months ended September 27, 2015.

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" (Topic 330). Under the current guidance, inventory is measured at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. Under the new guidance, inventory is required to be measured at the lower of cost or net realizable value. ASU 2015-11 should be applied on a prospective basis and is effective for the Company

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

beginning in the first fiscal quarter of 2017. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.	Balance Sheet Components

Available-for-sale short-term investments (in thousands)

	As of
	September 27, 2015				December 31, 2014
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. treasuries	$60,067	$26	$—	$60,093	$114,944	$6	$(15)	$114,935
Certificates of deposit	269	—	—	269	158	—	—	158
Total	$60,336	$26	$—	$60,362	$115,102	$6	$(15)	$115,093

The Company’s short-term investments are primarily comprised of marketable securities that are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the available-for-sale securities have unrealized losses greater than 12 months.

Accounts receivable, net (in thousands)

	As of
	September 27, 2015	December 31, 2014
Gross accounts receivable	$291,345	$296,239
Allowance for doubtful accounts	(1,255)	(1,255)
Allowance for sales returns	(14,394)	(17,489)
Allowance for price protection	(1,523)	(1,806)
Total allowances	(17,172)	(20,550)
Total accounts receivable, net	$274,173	$275,689

Inventories (in thousands)

	As of
	September 27, 2015	December 31, 2014
Raw materials	$2,382	$3,625
Work in process	1	8
Finished goods	167,630	219,250
Total inventories	$170,013	$222,883

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net (in thousands)

	As of
	September 27, 2015	December 31, 2014
Computer equipment	$10,399	$9,779
Furniture, fixtures and leasehold improvements	18,202	19,379
Software	30,140	29,294
Machinery and equipment	65,094	60,135
Total property and equipment, gross	123,835	118,587
Accumulated depreciation and amortization	(99,884)	(88,893)
Total property and equipment, net	$23,951	$29,694

Depreciation and amortization expense pertaining to property and equipment was $4.4 million and $13.8 million for the three and nine months ended September 27, 2015, respectively, and $4.6 million and $13.1 million for the three and nine months ended September 28, 2014, respectively.

Intangibles, net (in thousands)

	Gross	Accumulated Amortization	Net
September 27, 2015
Technology	$61,099	$(46,275)	$14,824
Customer contracts and relationships	56,500	(21,519)	34,981
Other	10,545	(7,159)	3,386
Total intangibles, net	$128,144	$(74,953)	$53,191

	Gross	Accumulated Amortization	Net
December 31, 2014
Technology	$61,099	$(39,341)	$21,758
Customer contracts and relationships	56,500	(16,205)	40,295
Other	10,545	(6,368)	4,177
Total intangibles, net	$128,144	$(61,914)	$66,230

Amortization of intangibles was $4.2 million and $13.0 million for the three and nine months ended September 27, 2015, respectively, and $4.5 million and $13.4 million for the three and nine months ended September 28, 2014, respectively.
.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31	Amount
2015 (remaining three months)	$4,244
2016	16,921
2017	11,386
2018	7,871
2019	6,028
Thereafter	6,741
Total estimated amortization expense	$53,191

Other non-current assets (in thousands)

	As of
	September 27, 2015	December 31, 2014
Non-current deferred income taxes	$38,805	$38,696
Cost method investment	1,322	1,322
Other	7,278	8,059
Total other non-current assets	$47,405	$48,077

Other accrued liabilities (in thousands)

	As of
	September 27, 2015	December 31, 2014
Sales and marketing programs	$52,130	$54,582
Warranty obligation	47,928	44,888
Freight	6,550	6,827
Other	26,303	37,445
Total other accrued liabilities	$132,911	$143,742

Note 4.	Derivative Financial Instruments

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

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of September 27, 2015 and December 31, 2014 are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at September 27, 2015	Balance Sheet Location	Fair Value at December 31, 2014
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$505	Prepaid expenses and other current assets	$2,416
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	32	Prepaid expenses and other current assets	—
Total		$537		$2,416

Derivative Liabilities	Balance Sheet Location	Fair Value at September 27, 2015	Balance Sheet Location	Fair Value at December 31, 2014
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$641	Other accrued liabilities	$409
Derivative liabilities designated as hedging instruments	Other accrued liabilities	37	Other accrued liabilities	38
Total		$678		$447

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

The following tables set forth the offsetting of derivative assets as of September 27, 2015 and December 31, 2014 (in thousands):

As of September 27, 2015				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$73	$—	$73	$(73)	$—	$—
Wells Fargo	464	—	464	(283)	—	181
Total	$537	$—	$537	$(356)	$—	$181

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2014				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$319	$—	$319	$(16)	$—	$303
Wells Fargo	2,097	—	2,097	(431)	—	1,666
Total	$2,416	$—	$2,416	$(447)	$—	$1,969

The following tables set forth the offsetting of derivative liabilities as of September 27, 2015 and December 31, 2014 (in thousands):

As of September 27, 2015				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$372	$—	$372	$(73)	$—	$299
JP Morgan Chase	23	—	23	—	—	23
Wells Fargo	283	—	283	(283)	—	—
Total	$678	$—	$678	$(356)	$—	$322

As of December 31, 2014				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$16	$—	$16	$(16)	$—	$—
Wells Fargo	431	—	431	(431)	—	—
Total	$447	$—	$447	$(447)	$—	$—

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the three and nine months ended September 27, 2015 and September 28, 2014.

The effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three and nine months ended September 27, 2015 and September 28, 2014 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended September 27, 2015
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(416)	Net revenue	$(552)	Other income (expense), net	$(9)
Foreign currency forward contracts	—	Cost of revenue	3	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	123	Other income (expense), net	—
Total	$(416)		$(426)		$(9)

(a)	Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Nine Months Ended September 27, 2015
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(1,299)	Net revenue	$(1,474)	Other income (expense), net	$(43)
Foreign currency forward contracts	—	Cost of revenue	7	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	270	Other income (expense), net	—
Total	$(1,299)		$(1,197)		$(43)

(a)	Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Three Months Ended September 28, 2014
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$401	Net revenue	$320	Other income (expense), net	$(41)
Foreign currency forward contracts	—	Cost of revenue	—	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(58)	Other income (expense), net	—
Total	$401		$262		$(41)

(a)	Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Nine Months Ended September 28, 2014
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(170)	Net revenue	$(221)	Other income (expense), net	$(107)
Foreign currency forward contracts	—	Cost of revenue	8	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(23)	Other income (expense), net	—
Total	$(170)		$(236)		$(107)

(a)	Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

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

The effects of the Company’s non-designated hedged included in other income (expense), net in the unaudited condensed consolidated statements of operations for the three and nine months ended September 27, 2015 and September 28, 2014 are as follows (in thousands):

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Amount of Gains (Losses) Recognized in Income
		Three Months Ended		Nine Months Ended
		September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Foreign currency forward contracts	Other income (expense), net	$1,267	$3,567	$3,278	$1,629

Note 5.	Net Income Per Share
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
Net income per share for the three and nine months ended September 27, 2015 and September 28, 2014 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Numerator:
Net income	$15,099	$20,025	$26,777	$49,141

Denominator:
Weighted average common shares - basic	31,979	35,643	33,473	36,133
Potentially dilutive common share equivalent	356	607	529	673
Weighted average common shares - dilutive	32,335	36,250	34,002	36,806

Basic net income per share	$0.47	$0.56	$0.80	$1.36
Diluted net income per share	$0.47	$0.55	$0.79	$1.34

Anti-dilutive employee stock-based awards, excluded	2,768	2,774	$2,486	$2,608

Note 6.	Income Taxes

The income tax provision for the three and nine months ended September 27, 2015 was $10.8 million, or an effective tax rate of 41.7%, and $28.1 million, or an effective tax rate of 51.2%, respectively. The income tax provision for the three and nine months ended September 28, 2014 was $8.8 million, or an effective tax rate of 30.6%, and $27.6 million, or an effective tax rate of 36.0%, respectively. During the three and nine months ended September 27, 2015 and September 28, 2014, the Company incurred losses in a jurisdiction where no tax benefit could be recorded. As a result, the forecasted losses from this jurisdiction were excluded from the determination of tax expense for the respective periods. The increase in the effective tax rate for the three and nine month period ended September 27, 2015 compared to the same period in the prior year was primarily caused by an increase in losses incurred in a jurisdiction where no tax benefit could be recorded as well as a shift in the distribution of earnings to jurisdictions with relatively higher tax rates.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next twelve months is approximately $0.7 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At September 27, 2015, the Company had approximately $158 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Warranty Obligation
Changes in the Company’s warranty obligation, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Balance as of beginning of the period	$40,967	$41,934	$44,888	$48,754
Provision for warranty obligation made during the period	22,625	17,175	53,862	44,630
Settlements made during the period	(15,664)	(16,357)	(50,822)	(50,632)
Balance at end of period	$47,928	$42,752	$47,928	$42,752

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 27, 2015.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 27, 2015.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have stock options vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of September 27, 2015.

Litigation and Other Legal Matters

The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range, only if there is not a better estimate than any other amount within the range, as a component of legal expense within litigation reserves, net. The Company monitors developments in these legal matters that could affect the estimate the Company had previously accrued. In relation to such matters, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position within the next twelve months, or the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses.

Ericsson v. NETGEAR, Inc.

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson (collectively “Ericsson”) filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516 (the “'516 Patent”); 6,330,435 (the “'435 Patent”); 6,424,625 (the “'625 Patent”); 6,519,223 (the “'223 Patent”); 6,772,215 (the “'215 Patent”); 5,987,019 (the “'019 Patent”); 6,466,568 (the “'568 Patent”); and 5,771,468 (the “'468 Patent"). Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants' IEEE 802.11-compliant products. In addition, Ericsson alleged that the Company infringed the claimed methods and apparatuses of the '468 Patent through the Company's PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On March 1, 2011, the defendants filed a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On March 21, 2011, Ericsson filed its opposition to the motion, and on April 1, 2011, defendants filed their reply to Ericsson's opposition to the motion to transfer. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on Jun 9, 2011, the Court set a Markman (claim construction) hearing for June 28, 2012 and trial for June 3, 2013. On June 14, 2011, Ericsson submitted its infringement contentions against the Company. On September 29, 2011, the Court denied the defendants' motion to transfer venue to the Northern District of California. In advance of the Markman hearing, the parties on March 9, 2012 exchanged proposed constructions of claim terms and on April 9, 2012 filed the Joint Claim Construction Statement with the District Court. On May 8, 2012, Ericsson submitted its opening Markman brief and on June 1, 2012 the defendants submitted their responsive Markman brief. Ericsson's Reply Markman brief was submitted June 15, 2012, and on June 28, 2012 the Markman hearing was held in the Eastern District of Texas. On June 21, 2012, Ericsson dismissed the '468 Patent (“Multi-purpose base station”) with prejudice and gave the Company a covenant not to sue as to products in the marketplace now or in the past. On June 22, 2012, Intel filed its complaint in Intervention, meaning that Intel became an official defendant in the Ericsson case. The parties thereafter completed fact discovery and exchanged expert reports. During the exchange of the expert reports, Ericsson dropped the '516 Patent (the OFDM “pulse shaping” patent). In addition, Ericsson dropped the '223 Patent (packet discard patent) against all the defendants' products, except for those products that use Intel chips. Thus, Ericsson has now dropped the '468 Patent (wireless base station), the '516 Patent (OFDM pulse shaping), and the '223 Patent (packet discard patent) for all non-Intel products. The five remaining patents were all only asserted against 802.11-compliant products.

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

While the Federal Circuit found the district court had inadequate jury instructions, it held that there was enough evidence for the jury to find infringement of two claims of U.S. Patent Number 6,466,568 and two claims of U.S. Patent Number 6,772,215, but reversed the lower court’s decision not to grant a noninfringement judgment as a matter of law regarding the third patent, U.S. Patent Number 6,424,625, finding that no reasonable jury could find that the '625 Patent was infringed by the defendants.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In September of 2013, Broadcom filed petitions in the USPTO at the Patent Trial and Appeal Board (PTAB) seeking inter partes review (“IPR”) of Ericsson’s three patents that the jury found were infringed by the Company and other defendants. On March 6, 2015, the PTAB invalidated all the claims of these three patents that were asserted against the Company and other defendants at trial -- claim 1 of the '625 Patent, claims 1 and 5 of the '568 Patent, and claims 1 and 2 of the '215 Patent -- ruling these claims were anticipated or obvious in light of prior art. The PTAB also rejected two motions to amend by Ericsson, which sought to substitute certain proposed claims in the '625 and '568 patents, should they be found unpatentable by the PTAB. This PTAB decision comes on top of the Federal Circuit decision (a) vacating the jury verdict after finding that the district court had not properly instructed the jury on royalty rates and Ericsson’s licensing promises, and (b) ruling that no reasonable jury could have found the ‘625 Patent infringed. Ericsson appealed the PTAB decision to the Federal Circuit and also requested that the PTAB reconsider its decision, but the PTAB denied Ericsson’s request for reconsideration. While Ericsson appeals the PTAB decision the present status of the case is that the Company does not infringe on any valid Ericsson patent, and accordingly the Company reversed the accruals related to this case in the first fiscal quarter of 2015.

Agenzia Entrate Provincial Revenue Office 1 of Milan v. NETGEAR International, Inc.

In November 2012, the Italian Tax Police began a comprehensive tax audit of NETGEAR International, Inc.’s Italian Branch. The scope of the audit initially was from 2004 through 2011 and was subsequently expanded to include 2012. The tax audit encompasses Corporate Income Tax (IRES), Regional Business Tax (IRAP) and Value-Added Tax (VAT). In December 2013, December 2014, and August 2015, an assessment was issued by Inland Revenue Agency, Provincial Head Office No. 1 of Milan-Auditing Department (Milan Tax Office) for the 2004 tax year, the 2005 through 2007 tax years, and the 2008 through 2010 tax years, respectively. All other years remain under audit. In May 2014, the Company filed with the Provincial Tax Court of Milan (Tax Court) a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2004 year. The hearing was held and decision was issued on November 7, 2014. The Tax Court found in favor of the Company and nullified the assessment by the Inland Revenue Agency for 2004. The Inland Revenue Agency appealed the decision of the Tax Court on June 12, 2015. The Company filed its counter appeal with respect to the 2004 year during September 2015. With respect to 2005 through 2007, the Company filed its briefs with the Tax Court in mid-February. In June, 2015, the Company filed with the Provincial Tax Court of Milan (Tax Court) a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2005 through 2007 tax years. The hearing was held and the Request for Suspension of payment was granted. With respect to 2008 through 2010, the Company filed its briefs with the Tax Court in October 2015. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

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

On February 5, 2015, the Court set the claim construction hearing for December 4, 2015 and allowed discovery for claim construction purposes to commence. On February 6, 2015, the Company filed its motion to transfer venue from the Western District of Texas to the Northern District of California with the Court; on February 13, 2015, Via Vadis filed its opposition to the Company’s motion to transfer; and on February 20, 2015, the Company filed its reply brief on its motion to transfer. In early April 2015, the Company received the plaintiff’s infringement contentions, and on June 12, 2015, the defendants served invalidity contentions. Discovery in the case was stayed until the Court issues its claim construction order. On July 30, 2015 the Court granted the Company’s motion to transfer venue to the Northern District of California. In addition, the Company recently learned that Amazon and Blizzard filed petitions for the inter partes reviews (“IPRs”) for the patents in suit. On October 15, 2015, the Company and

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Via Vadis came to an agreement in principle to petition the California Court to stay the case pending resolution of the IPR proceedings filed by Amazon and Blizzard. No Scheduling Order has been issued by the California Court.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Wetro Lan v. NETGEAR, Inc.

On January 30, 2015, the Company was sued by a non-practicing entity called Wetro Lan LLC (“Wetro Lan”) in United States District Court, Eastern District of Texas, Marshall Division. Wetro Lan alleges direct infringement by the Company of United States Patent No. 6,795,918 (the “'918 Patent”) entitled “Service Level Computer Security” based on the Company’s manufacture and selling of the “NETGEAR WGR614v9 Wireless Router and similarly situated NETGEAR, Inc. Wireless Routers.” On April 13, 2015 the Company answered the complaint. The Company denied that it infringed the patent and asserted several affirmative defenses (counterclaims), including noninfringement, invalidity, limitation of damages, laches, waiver, estoppel, and other equitable defenses, and on May 4, 2015 Wetro Lan answered the Company’s counterclaims.

On July 16, 2015, the Company filed with the Court a motion to transfer venue from the Eastern District of Texas to the Northern District of California. On August 17, 2015, Wetro Lan filed with the Court its opposition to the Company’s motion to transfer venue, and on August 24, 2015 the Company filed its Reply in Support of Transfer as filed. The Court has not yet ruled on the Company’s transfer motion. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Frequency Systems LLC v NETGEAR, Inc.

On May 8, 2015, the Company was sued by a non-practicing entity named Frequency Systems LLC (“Frequency Systems”) in the United States District Court, Eastern District of Texas. Frequency Systems alleges direct or indirect infringement by the Company of a single patent, U.S. Pat. No. 8,417,205 (the “'205 Patent”), entitled “Antenna selection scheme for multiple antennae.” Frequency Systems alleges infringement generically by the Company’s “wireless routers and access points product families” without specifying any models.

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

Recently, it appears that Frequency Systems granted RPX Corporation a license. This is significant because the Company’s products that use WiFi chipsets of licensed companies (i.e. companies that are RPX members) likely will be licensed. The licensed RPX members include Broadcom and QualComm-Atheros.

On September 24, 2015, Frequency Systems served preliminary infringement contentions. Frequency Systems alleges that the Company infringes claims 1, 2 and 4 of the '205 Patent by the sale of products that are compliant with the 802.11n wireless standard, and identifies the following Company models as exemplars: R8000, R7500, R7000, R6400, R6300, R6250, AC1450, R6220, R6200, R6100, R6050, WNDR4700, WNDR4720, WNDR4500, WNDR4300, WNDR3700, WNDR3400, WNR2500, JNR3210, WNR2020, R7900, R6700, D7800, D7000, D6400, D6200, DGND4000, DGND3700, C7000, C6300, C3700, MBR1515, MBR1515A, MVBR1517, MVBR1210C, WNDAP660, EX7000, EX6200, EX6150, EX6100, X3920, EX3700, WN2500RP, WN3000RP, EX2700, A6210, LG2200D, LG6100D, WNDAP620, WND930, WNDAP360, WNDAP350, WN203, WN802T, and D2200D.

The Court held its initial scheduling conference on September 30, 2015. The Company’s invalidity contentions are due on November 25, 2015.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Verifire Network Solutions v NETGEAR, Inc.

On June 3, 2015, the Company was sued by a non-practicing entity named Verifire Network Solutions, LLC. (“Verifire”) in the United States District Court, Eastern District of Texas. Verifire alleges direct infringement by the Company of a single patent, US Patent No. 8,463,727 (the “'727 Patent”), entitled “Communication management system and communication management method,” and the complaint targets Netgear’s ProSAFE® business-class VPN Firewall and ProSECURE® UTM Firewall product families. Verifire recently has sued several other companies in the same Court on the same patent, including Fortinet, WatchGuard, Check Point, and Hewlett Packard.

The Company received an extension to answer the complaint and filed its Answer to the on August 26, 2015. On September 22, 2015, Verifire produced its preliminary infringement contentions. Verifire asserted that claims 1 and 3 of the '727 Patent cover all network security equipment, including firewalls such as the ProSAFE and ProSECURE lines manufactured by the Company.

Recently, many defendants settled, as RPX Corporation appears to have signed a settlement agreement with Verifire to settle out RPX members. The remaining defendants are: ADTRAN, Panda Distribution, Inc., and the Company. The Court held its initial scheduling conference on September 30, 2015. The Company’s invalidity contentions are due on November 25, 2015.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Chrimar Systems, Inc. v NETGEAR, Inc.

On July 1, 2015, the Company was sued by a non-practicing entity named Chrimar Systems, Inc., doing business as CMS Technologies and Chrimar Holding Company, LLC (collectively, “CMS”), in the Eastern District of Texas for allegedly infringing four patents-U.S. Patent Nos. 8,155,012 (the “'012 Patent”), entitled “System and method for adapting a piece of terminal equipment”; 8,942,107 (the “'107 Patent”), entitled “Piece of ethernet terminal equipment”; 8,902,760 (the “'760 Patent”), entitled “Network system and optional tethers”; and 9,019,838 (the “'838 Patent”), entitled “Central piece of network equipment” (collectively “patents-in-suit”).

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

The Company received an extension until September 15, 2015 to answer the complaint. The Company answered the complaint with a Motion to Dismiss Chrimar’s indirect infringement claims. Chrimar subsequently filed a response to the Company’s motion to dismiss and Chrimar’s First Amended Complaint. Chrimar responded to the Motion to Dismiss by dropping its induced infringement claims and providing supplemental allegations in support of its contributory infringement claims with respect to the '760 Patent. For the '012, '107 and '838 Patents, Chrimar now only alleges direct infringement. Chrimar originally asserted direct and indirect infringement for all four patents-in-suit.

Subsequently, on October 5, 2015, the Company filed a Motion to Dismiss the Direct Infringement Claims Relating to the '760 Patent. Chrimar filed its response to this motion to dismiss on October 15, 2015, and the Company filed its Reply on October 26, 2015.

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

Common Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. Repurchases made by the Company pursuant to Board-authorized programs during the nine months ended September 27, 2015 and September 28, 2014 are discussed below. As of September 27, 2015, 2.6 million shares remained authorized for repurchase under the repurchase program approved by the Board on July 21, 2015. There were no remaining shares authorized under any previously approved programs.
The Company repurchased, reported based on trade date, 3.4 million shares of common stock at a cost of $105.2 million during the nine months ended September 27, 2015. The Company repurchased, reported based on trade date, 2.1 million shares of common stock at a cost of $68.6 million under the repurchase authorization during the nine months ended September 28, 2014.
The Company repurchased, as reported based on trade date, approximately 77,000 shares of common stock at a cost of $2.4 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs") during the nine months ended September 27, 2015. Similarly, during the nine months ended September 28, 2014, the Company repurchased approximately 50,000 shares of common stock at a cost of $1.6 million under the same program to help facilitate tax withholding for RSUs.
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income, Net

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component, net of tax, for the nine months ended September 27, 2015 (in thousands):

	Gains and losses on available for sale securities	Gains and losses on derivatives	Total
Beginning balance as of December 31, 2014	$(5)	$43	$38
Other comprehensive income (loss) before reclassifications	21	(1,299)	(1,278)
Amounts reclassified from accumulated other comprehensive income	—	1,197	1,197
Net current period other comprehensive income (loss)	21	(102)	(81)
Ending balance as of September 27, 2015	$16	$(59)	$(43)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and nine months ended September 27, 2015 and September 28, 2014 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 27, 2015		Nine Months Ended September 27, 2015
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$(552)	Net revenue	$(1,474)	Net revenue
Foreign currency forward contracts	3	Cost of revenue	7	Cost of revenue
Foreign currency forward contracts	123	Operating expenses	270	Operating expenses
	(426)	Total before tax	(1,197)	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$(426)	Total, net of tax	$(1,197)	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 28, 2014		Nine Months Ended September 28, 2014
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$320	Net revenue	$(221)	Net revenue
Foreign currency forward contracts	—	Cost of revenue	8	Cost of revenue
Foreign currency forward contracts	(58)	Operating expenses	(23)	Operating expenses
	262	Total before tax	(236)	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$262	Total, net of tax	$(236)	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

Note 9.	Employee Benefit Plans
The Company grants options and RSUs from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. Award vesting periods for this plan is generally four years. As of September 27, 2015, approximately 1.5 million shares from this plan were reserved for future grants.
Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As of September 27, 2015, approximately 0.1 million shares were reserved under the ESPP.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity
Stock option activity during the nine months ended September 27, 2015 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2014	3,939	$30.58
Granted	296	31.34
Exercised	(262)	23.44
Cancelled	(128)	33.23
Expired	(246)	34.82
Outstanding at September 27, 2015	3,599	$30.78

RSU Activity

RSU activity during the nine months ended September 27, 2015 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2014	858	$30.68
RSUs granted	468	32.13
RSUs vested	(259)	31.04
RSUs cancelled	(108)	31.44
Outstanding at September 27, 2015	959	$31.59

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
The table below sets forth the weighted average assumptions used to estimate the fair value of option grants during the three and nine months ended September 27, 2015 and September 28, 2014.

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Expected life (in years)	N/A	N/A	4.5	4.5
Risk-free interest rate	N/A	N/A	1.44%	1.44%
Expected volatility	N/A	N/A	39.3%	42.6%
Dividend yield	N/A	N/A	—	—

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cost of revenue	$358	$573	$1,190	$1,533
Research and development	877	1,255	2,495	3,878
Sales and marketing	1,173	1,409	3,838	4,759
General and administrative	1,703	1,925	4,994	5,056
Total stock-based compensation	$4,111	$5,162	$12,517	$15,226

As of September 27, 2015, $7.9 million of unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.53 years. Additionally, $21.0 million of unrecognized compensation cost related to unvested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.66 years.

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

The Company's CEO began temporarily serving as interim general manager of the retail business unit in March 2014 and as interim general manager of the service provider business unit in February 2015, due to the previous general managers' departures from the Company. As of September 27, 2015, the CEO continued to serve as interim general manager of both business units and will do so until replacements for the positions are appointed.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net revenue:
Retail	$164,081	$131,341	$416,847	$360,236
Commercial	65,187	71,974	200,935	226,284
Service provider	112,625	150,023	322,050	453,813
Total net revenue	341,893	353,338	939,832	1,040,333
Contribution income:
Retail	$21,149	$21,813	$53,715	$51,222
Retail contribution margin	12.9%	16.6%	12.9%	14.2%
Commercial	13,700	15,112	42,507	51,781
Commercial contribution margin	21.0%	21.0%	21.2%	22.9%
Service Provider	14,819	14,164	27,472	42,918
Service Provider contribution margin	13.2%	9.4%	8.5%	9.5%
Total segment contribution income	49,668	51,089	123,694	145,921
Corporate and unallocated costs	(14,363)	(13,544)	(39,559)	(40,428)
Amortization of intangibles (1)	(4,165)	(4,396)	(12,804)	(13,177)
Stock-based compensation expense	(4,111)	(5,162)	(12,517)	(15,226)
Restructuring and other charges	(1,016)	(1,360)	(6,384)	(2,190)
Acquisition-related expense	—	—	—	(8)
Losses on inventory commitments due to restructuring	—	—	(407)	—
Litigation reserves, net	—	(69)	2,690	(254)
Interest income	65	68	184	174
Other income (expense), net	(199)	2,246	(67)	1,911
Income before income taxes	$25,879	$28,872	$54,830	$76,723
________________________________

(1)	Amount excludes amortization expense related to patents included in cost of revenue.

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

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
United States (U.S.)	$213,913	$188,569	$552,787	$561,067
Americas (excluding U.S.)	5,823	5,335	13,194	15,150
United Kingdom (U.K.)	27,850	38,933	80,965	122,707
EMEA (excluding U.K.)	49,875	69,488	153,862	192,943
APAC	$44,432	$51,013	$139,024	$148,466
Total net revenue	$341,893	$353,338	$939,832	$1,040,333

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net, by geographic location are as follows (in thousands):

	As of
	September 27, 2015	December 31, 2014
United States	$10,200	$12,453
Canada	3,982	4,375
EMEA	506	657
China	7,723	10,786
APAC (excluding China)	1,540	1,423
	$23,951	$29,694

Note 11.	Fair Value Measurements (in thousands)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 27, 2015:

	As of September 27, 2015
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$45,904	$45,904	$—	$—
Available-for-sale securities—U.S. treasuries (1)	60,093	60,093	—	—
Available-for-sale securities—certificates of deposit (1)	269	269	—	—
Trading securities—mutual funds (1)	1,057	1,057	—	—
Foreign currency forward contracts (2)	537	—	537	—
Total assets measured at fair value	$107,860	$107,323	$537	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of September 27, 2015
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$678	$—	$678	$—
Total liabilities measured at fair value	$678	$—	$678	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

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
The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At September 27, 2015 and December 31, 2014, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 12.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.3 million and $7.9 million for the three and nine months ended September 27, 2015, respectively, and $2.7 million and $7.7 million for the three and nine months ended September 28, 2014, respectively.

Note 13.	Restructuring and Other Charges

The Company incurred restructuring and other charges of $1.0 million and $6.4 million during the three and nine months ended September 27, 2015, respectively. Restructuring and other charges recognized in the nine months ended September 27, 2015 are primarily related to contract and employee termination charges, as well as other activities attributable to the restructuring actions announced in February 2015. Restructuring and other charges incurred in the nine months ended September 28, 2014 were

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

primarily attributable to charges recognized associated with the early termination of a lease agreement in Canada and one-time separation costs, primarily relating to the departure of the general manager of the retail business unit in the first quarter of 2014.

Accrued restructuring and other charges are classified within other accrued liabilities in the unaudited condensed consolidated balance sheets. Amounts attributable to employee termination and other charges are expected to be paid out by the end of the first fiscal quarter of 2016. Amounts attributable to lease contract termination charges will be paid over the remaining lease term until January 2022.

The following table provides a summary of the activity related to accrued restructuring and other charges for the nine months ended September 27, 2015 (in thousands):

	Accrued Restructuring and Other Charges at December 31, 2014	Additions (a)	Cash Payments	Accrued Restructuring and Other Charges at September 27, 2015
Restructuring
Employee termination charges	$316	$4,689	$(4,610)	$395
Lease contract termination and other charges	—	1,243	$(592)	651
Total Restructuring and other charges	$316	$5,932	$(5,202)	$1,046
(a) Total restructuring and other charges recognized in the Company's unaudited condensed consolidated statement of operations for the nine months ended September 27, 2015 includes non-cash charges and adjustments, net of $0.5 million. These amounts have been excluded from the table above.

In the third quarter of 2015, the Company completed the steps necessary to reduce the cost structure of the service provider business unit and supporting functions to match the reduced revenue outlook and to concentrate resources on LTE and long-term and profitable accounts. Management does not expect to incur any material incremental charges associated with the restructuring actions announced in February 2015.

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

Business and Executive Overview

We are a global networking company that delivers innovative products to consumers, businesses and service providers. Our products are built on a variety of proven technologies such as wireless (WiFi and LTE), Ethernet and powerline, with a focus on reliability and ease-of-use. Our product line consists of wired and wireless devices that enable networking, broadband access and network connectivity. These products are available in multiple configurations to address the needs of our end-users in each geographic region in which our products are sold.

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

During the third quarter of 2015, we experienced a 3.2% decrease in net revenue compared to the third quarter of 2014, driven primarily by a reduction in service provider net revenue. The decrease was primarily attributable to a reduction in gross shipments driven, in part, by continued weakness in carrier spending in North America and Europe, combined with the negative effects of a high degree of variability in carrier customer ordering patterns, a characteristic inherent to the service provider business unit. As previously announced, during the first quarter of 2015 we began to execute on our plans to reduce the cost structure of the service provider business unit and supporting functions to better align with the reduced revenue outlook, and to concentrate resources on LTE and long term and profitable accounts. These efforts continued in the third quarter of 2015. Retail net revenue increased compared to the prior year period, due primarily to an increase in gross shipments of broadband gateways, home wireless and home security automation products, partially offset by a reduction in gross shipments of multimedia products. We continue to see strong demand for our retail products, including the Nighthawk series and recently introduced Arlo Smart Home cameras. Commercial net revenue decreased compared to the prior year period due primarily to a reduction in gross shipments of network storage, wireless products and switches driven by a difficult small business climate in Europe caused by weakening foreign currencies compared to the U.S. dollar and economic uncertainty surrounding the Greek economic crisis. On a geographic basis, net revenue increased in the Americas, offset by declines experienced in EMEA and APAC. The increase in the Americas was driven primarily by an increase in gross shipments of our broadband gateways, home security automation, home wireless products and switches, partially offset by a decrease in gross shipments of our mobile and multimedia products. The decline in EMEA was driven primarily by a reduction in gross shipments of broadband gateways, home wireless, network storage products and switches, partially offset by an increase in gross shipments of home security automation and mobile products. The decline in APAC was driven primarily by a reduction in gross shipments of mobile and home wireless products, partially offset by an increase in gross shipments of our broadband gateways and home security automation products.

Looking forward, we expect growth in our retail business unit mainly driven by continued introduction and wider adoption of our new 802.11ac technology, the accelerated penetration of home security automation products and successfully establishing our cable gateways in the retail market. We expect growth in our commercial business unit driven by sales of our 10Gig switches, PoE switches, storage and wireless products among small and medium-sized businesses and end users. Although service provider results remained relatively strong in 2014, we began to see softening in the fourth quarter of the year and continued to experience declines in the nine months ended September 27, 2015 due to continued weakness in capital expense spending by certain service providers in both North America and in Europe. In the third quarter of 2015 we completed the steps necessary to reduce the cost structure of the service provider business unit and supporting functions to match the reduced revenue outlook and to concentrate resources on LTE and long-term and profitable accounts. We remain focused on improving profitability, while investing in key strategic growth areas. The areas that we are targeting continue to be LTE, 802.11ac, home security automation and our switching category of products.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations for the three and nine months ended September 27, 2015, with the comparable reporting period in the preceding year.

	Three Months Ended				Nine Months Ended
	September 27, 2015		September 28, 2014		September 27, 2015		September 28, 2014
	(In thousands, except percentage data)
Net revenue	$341,893	100.0%	$353,338	100.0%	$939,832	100.0%	$1,040,333	100.0%
Cost of revenue	245,566	71.8%	251,005	71.0%	677,569	72.1%	742,889	71.4%
Gross profit	96,327	28.2%	102,333	29.0%	262,263	27.9%	297,444	28.6%
Operating expenses:
Research and development	21,572	6.3%	23,337	6.6%	63,126	6.7%	67,994	6.5%
Sales and marketing	35,923	10.5%	39,283	11.2%	107,538	11.5%	117,373	11.3%
General and administrative	11,803	3.5%	11,726	3.3%	33,192	3.5%	34,995	3.4%
Restructuring and other charges	1,016	0.3%	1,360	0.4%	6,384	0.7%	2,190	0.2%
Litigation reserves, net	—	—%	69	0.0%	(2,690)	(0.3)%	254	0.0%
Total operating expenses	70,314	20.6%	75,775	21.5%	207,550	22.1%	222,806	21.4%
Income from operations	26,013	7.6%	26,558	7.5%	54,713	5.8%	74,638	7.2%
Interest income	65	0.1%	68	0.1%	184	0.0%	174	0.0%
Other income (expense), net	(199)	(0.1)%	2,246	0.6%	(67)	0.0%	1,911	0.2%
Income before income taxes	25,879	7.6%	28,872	8.2%	54,830	5.8%	76,723	7.4%
Provision for income taxes	10,780	3.2%	8,847	2.5%	28,053	3.0%	27,582	2.7%
Net income	$15,099	4.4%	$20,025	5.7%	$26,777	2.8%	$49,141	4.7%

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

	Three Months Ended			Nine Months Ended
	September 27, 2015	% Change	September 28, 2014	September 27, 2015	% Change	September 28, 2014
	(In thousands, except percentage data)
Americas	$219,736	13.3%	$193,904	$565,981	(1.8)%	$576,217
Percentage of net revenue	64.3%		54.9%	60.2%		55.4%
EMEA	$77,725	(28.3)%	$108,421	$234,827	(25.6)%	$315,650
Percentage of net revenue	22.7%		30.7%	25.0%		30.3%
APAC	$44,432	(12.9)%	$51,013	$139,024	(6.4)%	$148,466
Percentage of net revenue	13.0%		14.4%	14.8%		14.3%
Total net revenue	$341,893	(3.2)%	$353,338	$939,832	(9.7)%	$1,040,333

Americas

The increase in Americas net revenue for the three months ended September 27, 2015 compared to the prior year periods was driven primarily by an increase in gross shipments of our broadband gateways, home security automation, home wireless products and switches, partially offset by a decrease in gross shipments of our mobile and multimedia products. The increase was due primarily to continued growth in the retail business unit driven by strong demand for our products, including the Nighthawk series and recently introduced Arlo Smart Home cameras. The increase in Americas net revenue was partially offset by a reduction in in service provider demand driven, in part, by continued weakness in North American carrier spending.

The decrease in Americas net revenue for the nine months ended September 27, 2015 compared to the prior year periods was driven primarily by a reduction in gross shipments of our mobile and multimedia products, partially offset by an increase in gross shipments of our broadband gateways, home security automation and home wireless products. The decrease was due primarily to a reduction in service provider demand driven by continued weakness in North American carrier spending. In our retail channel, we continue to see strong demand for our products, including the Nighthawk series and recently introduced Arlo Smart Home cameras.

EMEA

The decrease in EMEA net revenue for the three and nine months ended September 27, 2015 compared to the prior year periods was driven primarily by a reduction in gross shipments of broadband gateways, home wireless, network storage products and switches, partially offset by an increase in gross shipments of home security automation and mobile products. The decrease was primarily attributable to a reduction in gross shipments driven, in part, by continued weakness in European carrier spending, combined with the negative effects of a high degree of variability in carrier customer ordering patterns, a characteristic inherent to the service provider business unit. Our success in the region continues to be challenged by a difficult small business market climate caused by weakening foreign currencies compared to the U.S. dollar and economic uncertainty surrounding the Greek economic crisis.
APAC

The decrease in APAC net revenue for the three and nine months ended September 27, 2015 compared to the prior year periods was driven primarily by a reduction in gross shipments of mobile and home wireless products, partially offset by an increase in gross shipments of our broadband gateway and home security automation products. Similar to EMEA, APAC net revenue was constrained by weakening foreign currencies compared to the U.S. dollar.

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

	Three Months Ended			Nine Months Ended
	September 27, 2015	% Change	September 28, 2014	September 27, 2015	% Change	September 28, 2014
	(In thousands, except percentage data)
Cost of revenue	$245,566	(2.2)%	$251,005	$677,569	(8.8)%	$742,889
Gross margin percentage	28.2%		29.0%	27.9%		28.6%

Cost of Revenue
Cost of revenue decreased for the three and nine months ended September 27, 2015 compared to the prior year periods due primarily to the decrease in net revenue and related product costs attributable, in part, to continued weakness in carrier spending in North America and Europe, partially offset by higher freight costs.

Gross Margin
Our gross margin decreased for the three months ended September 27, 2015 compared to the prior year period due primarily to weakening foreign currencies compared to the U.S. dollar and, to a lesser extent, an increase in per unit freight costs and warranty costs.
Our gross margin decreased for the nine months ended September 27, 2015 compared to the prior year period due primarily to weakening foreign currencies compared to the U.S. dollar and, to a lesser extent, an increase in per unit freight costs, partially offset by the positive effects of lower excess and obsolete inventory charges combined with a benefit recognized in the first quarter of 2015 relating to royalties previously accrued relating to the Ericsson patent litigation.
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

	Three Months Ended			Nine Months Ended
	September 27, 2015	% Change	September 28, 2014	September 27, 2015	% Change	September 28, 2014
	(In thousands, except percentage data)
Research and development expense	$21,572	(7.6)%	$23,337	$63,126	(7.2)%	$67,994

Research and development expense decreased for the three months ended September 27, 2015 compared to the prior year period due primarily to a reduction in personnel-related costs of $1.4 million, driven by a reduction in headcount attributable to the restructuring activities executed in the first quarter of 2015, professional services of $0.7 million and facility-related expenses of $0.2 million, partially offset by an increase in variable compensation costs of $0.7 million.
Research and development expense decreased for the nine months ended September 27, 2015 compared to the prior year period due primarily to a reduction in personnel-related costs of $3.8 million, driven by a reduction in headcount attributable to the restructuring activities executed in the first quarter of 2015, and projects and professional services of $1.4 million.
Headcount decreased by 34 employees to 323 employees at September 27, 2015 compared to 357 employees at September 28, 2014.
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

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization expenses, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 27, 2015	% Change	September 28, 2014	September 27, 2015	% Change	September 28, 2014
	(In thousands, except percentage data)
Sales and marketing expense	$35,923	(8.6)%	$39,283	$107,538	(8.4)%	$117,373

Sales and marketing expense decreased for the three months ended September 27, 2015 compared to the prior year period due primarily to a reduction in personnel-related costs of $2.2 million, driven by a reduction in headcount attributable to the restructuring activities executed in the first quarter of 2015, $0.2 million in marketing costs and $0.2 million in facility-related expenses.
Sales and marketing expense decreased for the nine months ended September 27, 2015 compared to the prior year period due primarily to a reduction in personnel-related costs of $5.7 million, driven by a reduction in headcount attributable to the restructuring activities executed in the first quarter of 2015, $1.9 million in outside professional services, $1.5 million in variable compensation, $0.5 million in marketing costs and $0.4 million in facility-related expenses, partially offset by an increase in freight costs of $0.3 million.
Headcount decreased by 34 employees to 349 employees at September 27, 2015 compared to 383 employees at September 28, 2014.
We expect our sales and marketing expense in the near term to remain relatively flat as a percentage of net revenue while we continue adjust our sales coverage to better align with our 2015 net revenue outlook, particularly for the service provider business unit. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs as we introduce new products.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 27, 2015	% Change	September 28, 2014	September 27, 2015	% Change	September 28, 2014
	(In thousands, except percentage data)
General and administrative expense	$11,803	0.7%	$11,726	$33,192	(5.2)%	$34,995

General and administrative expense increased for the three months ended September 27, 2015 compared to the prior year period. The increase in variable compensation costs of $0.7 million was largely offset by reductions in personnel-related expenses of $0.5 million and facility, allocation and other expenses of $0.1 million.
General and administrative expense decreased for the nine months ended September 27, 2015 compared to the prior year period due primarily to a reduction in facilities, allocation and other expenses of $1.8 million, outside professional services of $1.2 million and personnel-related expenses of $0.2 million, partially offset by an increase in variable compensation of $1.0 million and software-related expenses of $0.4 million.
Headcount decreased by 2 employees to 155 employees at September 27, 2015 compared to 157 employees at September 28, 2014.
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

Restructuring and Other Charges

	Three Months Ended			Nine Months Ended
	September 27, 2015	% Change	September 28, 2014	September 27, 2015	% Change	September 28, 2014
	(In thousands, except percentage data)
Restructuring and other charges	$1,016	(25.3)%	$1,360	$6,384	191.5%	$2,190
** Percentage change not meaningful.

Restructuring and other charges increased for the three months ended September 27, 2015 compared to the prior year period. Charges recognized in the third quarter of 2015 relate primarily to lease contract and employee termination charges associated with the restructuring actions announced in February 2015. Expenses incurred during the third quarter of 2014 relate primarily to lease contract termination charges.

Restructuring and other charges increased for the nine months ended September 27, 2015 compared to the prior year period. Expenses recognized for the nine months ended September 27, 2015 relate primarily to contract and employee termination charges, as well as other activities attributable to the restructuring actions announced in February 2015. Expenses recognized in the nine months ended September 28, 2014 relate primarily to contract termination charges and one-time employee separation charges associated with the departure of the retail business unit general manager.

In the third quarter of 2015 we completed the steps necessary to reduce the cost structure of the service provider business unit and supporting functions to match the reduced revenue outlook and to concentrate resources on LTE and long-term and profitable accounts. Management does not expect to incur any additional material charges associated with the restructuring actions announced in February 2015. We remain focused on improving profitability, while investing in key strategic growth areas. The areas that we are targeting continue to be LTE, 802.11ac, home security automation and our switching category of products. Restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve anticipated cost reductions, our financial results could be negatively impacted. We do not believe that the estimated annual cost savings as a result of restructuring actions taken by the Company will result in a significant reduction of operating expenses as a percentage of net revenue in the near term.

For further discussion of restructuring and other charges, refer to Note 13, Restructuring and Other Charges, of the notes to unaudited condensed consolidated financial statements.

Litigation Reserves, Net

	Three Months Ended			Nine Months Ended
	September 27, 2015	% Change	September 28, 2014	September 27, 2015	% Change	September 28, 2014
	(In thousands, except percentage data)
Litigation reserves, net	$—	(100.0)%	$69	$(2,690)	**	$254
** Percentage change not meaningful.

No significant litigation reserves were recognized during the three months ended September 27, 2015 or September 28, 2014.

We recognized a benefit of $2.7 million during the nine months ended September 27, 2015 resulting from adjustments recorded to release litigation reserves previously accrued associated with the Ericsson patent litigation matter. In contrast, we recognized an expense of $0.3 million during the nine months ended September 28, 2014 for costs related to the settlement of lawsuits.

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

Interest Income and Other Income (Expense), Net
Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net, for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 27, 2015	% Change	September 28, 2014	September 27, 2015	% Change	September 28, 2014
	(In thousands, except percentage data)
Interest income	$65	(4.4)%	$68	$184	5.7%	$174
Other income (expense), net	(199)	(108.9)%	2,246	(67)	(103.5)%	1,911
Total interest income and other income (expense), net	$(134)	(105.8)%	$2,314	$117	(94.4)%	$2,085
** Percentage change not meaningful.

Total interest income and other income (expense), net, decreased for the three and nine months ended September 27, 2015 compared to the prior year period. In the third quarter of 2014, we recognized income of $2.8 million relating to the execution of a litigation settlement agreement, which was partially offset by foreign currency losses incurred. In contrast, no significant other income (expense) was recognized during the three and nine months ended September 27, 2015.
Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three and nine months ended September 27, 2015. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 4, Derivative Financial Instruments, in the notes to unaudited condensed consolidated financial statements.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 27, 2015	% Change	September 28, 2014	September 27, 2015	% Change	September 28, 2014
	(In thousands, except percentage data)
Provision for income taxes	$10,780	21.8%	$8,847	$28,053	1.7%	$27,582
Effective tax rate	41.7%		30.6%	51.2%		36.0%

During the three and nine months ended September 27, 2015, we incurred losses in a jurisdiction where no tax benefit could be recorded. As a result, the forecasted losses from this jurisdiction were excluded from the determination of tax expense for the respective periods. The increases in the effective tax rate for the three and nine months ended September 27, 2015 compared to the prior year periods were due primarily to an increase in losses incurred in a jurisdiction where no tax benefit could be recorded, as well as a shift in the distribution of earnings to jurisdictions with relatively higher tax rates. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

In July 2015, the United States Tax Court (the “Court”) issued a taxpayer-favorable opinion with respect to Altera’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with the taxpayer’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding share-based compensation in its cost sharing arrangement and concluded that the related IRS Regulations were invalid. Because there is uncertainty related to the IRS response to the Court’s opinion, the final resolution of this litigation, and the potential favorable benefits to us, we did not record any benefit for the three and nine months ended September 27, 2015. Management will continue to monitor developments related to this case and the potential impact of those developments on our current and future financial statements.

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

Retail

	Three Months Ended			Nine Months Ended
	September 27, 2015	% Change	September 28, 2014	September 27, 2015	% Change	September 28, 2014
	(in thousands, except percentage data)
Net revenue	$164,081	24.9%	$131,341	$416,847	15.7%	$360,236
Percentage of net revenue	48.0%		37.1%	44.3%		34.6%
Contribution income	$21,149	(3.0)%	$21,813	$53,715	4.9%	$51,222
Contribution margin	12.9%		16.6%	12.9%		14.2%

Net revenue increased for the three and nine months ended September 27, 2015 compared to the prior year periods due primarily to an increase in gross shipments of broadband gateways, home wireless and home security automation products, partially offset by a reduction in gross shipments of multimedia products. Geographically, we experienced growth in the Americas, while net revenue in EMEA declined due primarily to challenges resulting from the macro-economic environment, increased competition and pricing pressures we continue to experience in the region, as well as weakening foreign currencies compared to the U.S. dollar. Net revenue in APAC also declined in the three and nine month compared to the prior year period. We continue to see strong end-user demand for our retail products, including the Nighthawk series and recently introduced Arlo Smart Home cameras. Through the nine months ended September 27, 2015, we have continued to expand our distribution of Arlo with U.S. retail customers and in select international markets, driving sequential gross shipment growth in each of the first three quarters of 2015. In contrast, no net revenue was generated by this product in 2014.

Contribution income decreased for the three months ended September 27, 2015 compared to the prior year period due primarily to weakening foreign currencies compared to the U.S. dollar and an increase in operating expenses occurring at a higher rate than the increase in net revenue. Contribution income was also impacted by an increase in freight costs of $2.8 million, driven by an increase in gross shipments.
Contribution income increased for the nine months ended September 27, 2015 compared to the prior year period due primarily to a decrease in excess and obsolete inventory charges and per unit warranty expense relative to the increase in net revenue.
Commercial

	Three Months Ended			Nine Months Ended
	September 27, 2015	% Change	September 28, 2014	September 27, 2015	% Change	September 28, 2014
	(in thousands, except percentage data)
Net revenue	$65,187	(9.4)%	$71,974	$200,935	(11.2)%	$226,284
Percentage of net revenue	19.1%		20.4%	21.4%		21.8%
Contribution income	$13,700	(9.3)%	$15,112	$42,507	(17.9)%	$51,781
Contribution margin	21.0%		21.0%	21.2%		22.9%

Net revenue decreased for the three months ended September 27, 2015 compared to the prior year period due primarily to a reduction in gross shipments of network storage, wireless products and switches. Geographically, we experienced a reduction in net revenue in EMEA, offset by growth in Americas and, to a lesser extent, APAC.
Net revenue decreased for the nine months ended September 27, 2015 compared to the prior year period due primarily to a reduction in gross shipments of network storage, wireless products and switches. Geographically, we experienced a reduction in EMEA and APAC net revenue, partially offset by growth in the Americas.
For the three and nine months ended September 27, 2015, net revenue continued to be impacted by the difficult small business market climate in Europe, caused by weakening foreign currencies compared to the U.S. dollar driving increased pricing pressures, and economic uncertainty surrounding the Greek economic crisis.
Contribution income decreased for the three and nine months ended September 27, 2015 compared to the prior year periods due primarily to a reduction in net revenue.

Service Provider

	Three Months Ended			Nine Months Ended
	September 27, 2015	% Change	September 28, 2014	September 27, 2015	% Change	September 28, 2014
	(in thousands, except percentage data)
Net revenue	$112,625	(24.9)%	$150,023	$322,050	(29.0)%	$453,813
Percentage of net revenue	32.9%		42.5%	34.3%		43.6%
Contribution income	$14,819	4.6%	$14,164	$27,472	(36.0)%	$42,918
Contribution margin	13.2%		9.4%	8.5%		9.5%

Net revenue decreased for the three and nine months ended September 27, 2015 compared to the prior year periods due primarily to a reduction in gross shipments of broadband gateways, mobile, home wireless products and switches. Geographically, we experienced a reduction in the Americas, EMEA and, to a lesser extent, APAC. As we previously reported and have expected, service provider net revenue continues to be negatively impacted by weakness in capital expense spending by certain service providers in both North America and in Europe as the industry continues through a period of consolidation. Net revenue was also impacted by the negative effects of a high degree of variability in carrier customer ordering patterns, a characteristic inherent to the service provider business unit. Further, during the second quarter of 2015, we recorded a charge of $3.3 million relating to an anticipated credit to a customer to resolve a disputed product quality issue, further reducing net revenue for the nine months ended September 27, 2015.
Contribution income increased for the three months ended September 27, 2015 compared to the prior year period due primarily to a reduction in cost of revenue occurring at a higher rate than net revenue. Contribution income also benefited from a decrease in operating expenses, primarily research and development, resulting from actions initiated in the first quarter of 2015 to reduce the cost structure of the service provider business unit.
Contribution income decreased for the nine months ended September 27, 2015 compared to the prior year period due primarily to a reduction in net revenue occurring at a higher rate than the reduction in cost of revenue, combined with weakening foreign currencies compared to the U.S. dollar. This effect was further amplified by the $3.3 million reduction of net revenue recorded during the second quarter of 2015 related to an anticipated credit to a customer to resolve a disputed product quality issue.

As previously announced, during the first quarter of 2015 we began to execute on our plans to reduce the cost structure of the service provider business unit and supporting functions to better align with the reduced revenue outlook, and to concentrate resources on LTE and long term and profitable accounts. These efforts continued in the third quarter of 2015.

Liquidity and Capital Resources
Our cash and cash equivalents balance increased from $141.2 million as of December 31, 2014 to $202.4 million as of September 27, 2015. Our short-term investments, which represent the investment of funds available for current operations, decreased from $115.9 million as of December 31, 2014 to $61.4 million as of September 27, 2015, due primarily to the maturity of treasuries being used to fund the repurchase of common stock during the period. Operating activities during the nine months ended September 27, 2015 provided cash of $115.7 million, compared to $67.6 million provided in the nine months ended September 28, 2014, resulting primarily from changes in working capital. Investing activities during the nine months ended September 27, 2015 provided cash of $43.7 million, resulting primarily from net proceeds from the sale and maturities of short term investments, partially offset by purchases of property and equipment. During the nine months ended September 27, 2015, financing activities used cash of $98.2 million, primarily due to the repurchase of common stock, partially offset by proceeds from the issuance of common stock upon exercise of stock options and our employee stock purchase program.
Our days sales outstanding ("DSO") was 73 days as of September 27, 2015, consistent with the DSO as of December 31, 2014.
Our accounts payable decreased from $106.4 million at December 31, 2014 to $98.2 million at September 27, 2015. The decrease was primarily attributable to timing of payments.

Inventory decreased by $52.9 million from $222.9 million at December 31, 2014 to $170.0 million at September 27, 2015. In the three months ended September 27, 2015, we experienced annualized ending inventory turns of approximately 5.8, up from 4.5 turns in the three months ended December 31, 2014.

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

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under these authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the nine months ended September 27, 2015, we repurchased and retired, reported based on trade date, approximately 3.4 million shares of common stock at a cost of $105.2 million. During the nine months ended September 28, 2014, we repurchased and retired, reported based on trade date, 2.1 million shares of common stock at a cost of $68.6 million. We plan to continue to repurchase shares opportunistically.

We repurchased, as reported based on trade date, approximately 77,000 shares of common stock at a cost of $2.4 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs") during the nine months ended September 27, 2015. Similarly, during the nine months ended September 28, 2014, we repurchased approximately 50,000 shares of our common stock at a cost of $1.6 million under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no material changes during the nine months ended September 27, 2015 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At September 27, 2015, we had approximately $158 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.
As of September 27, 2015, we had $14.4 million of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $0.7 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements

As of September 27, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to our critical accounting policies and estimates during the nine months ended September 27, 2015.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 27, 2015, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We sell a substantial portion of our products through broadband service providers worldwide. Our service provider business unit accounted for a significant portion of our growth over the last several fiscal quarters and has become a larger proportion of our business, especially after our acquisition of the Sierra Wireless AirCard business. The service provider business is challenging and exceptionally competitive. In the first quarter of 2015, we undertook a reorganization of our service provider business unit to reduce the cost structure of the unit and supporting functions in order to match a reduced revenue outlook. The reorganization also sought to concentrate our resources on long-term and profitable accounts. This reorganization may not be successful in meeting these goals or the other challenges posed by the service provider channel. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, rigorous service provider certification processes may delay our sale of new products, or our products ultimately may fail these tests. In either event, we may lose some or all of the amounts we expended in trying to obtain business from the service provider, as well as lose the business opportunity altogether. In addition, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. We have, in exceptional limited circumstances, while still in contract negotiations, shipped products in advance of and subject to agreement on a definitive contract. We do not record revenue from these shipments until a definitive contract exists. There is risk that we do not ultimately close and sign a definitive contract. If this occurs, the timing of revenue recognition is uncertain and our business would be harmed. In addition, we often commence building custom-made products prior to execution of a contract in order to meet the customer's contemplated launch dates and requirements. Service provider products are generally custom-made for a specific customer and may not be salable to other customers or in other channels. If we have pre-built custom-made products but do not come to agreement on a definitive contract, we may be forced to scrap the custom-made products or re-work them at substantial cost and our business would be harmed.

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

Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. In particular, managing inventory and production of our products for our service provider customers is a challenge. Many of our service provider customers have irregular purchasing requirements. These customers may decide to cancel orders for customized products specific to that customer, and we may not be able to reconfigure and sell those products in other channels. These cancellations could lead to substantial write-offs. In addition, these customers may issue unforecasted orders for products which we may not be able to produce in a timely manner and as such, we may not be able to accept and deliver on such unforecasted orders. In certain cases, we may commit to fixed-price, long term purchase orders, with such orders priced in foreign currencies which could lose value over time in the event of adverse changes in foreign exchange rates. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. Further, as the technology underlying our products deployed by broadband service providers matures and more competitors offer alternative products with similar technology, we anticipate competing in an extremely price sensitive market and our margins may be affected. If we are unable to introduce new products with sufficiently advanced technology to attract service provider interest in a timely manner, our service provider customers may then require us to lower our prices, or they may choose to purchase products from our competitors. If this occurs, our business would be harmed and our revenues would be reduced.

If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin expectations for a particular period of time and therefore adversely affect our stock price. For example, many of our competitors in the service provider space aggressively price their products in order to gain market share. We may not be able to match the lower prices offered by our competitors. Many of the service provider customers will seek to purchase from the lowest cost provider, notwithstanding that our products may be higher quality or that our products were previously validated for use on their proprietary network. Accordingly, we may lose customers who have lower, more aggressive pricing and our revenues may be reduced. These particular challenges are a significant reason for the reduced service provider business unit revenue outlook that we announced in the first quarter of 2015. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen slowdowns in capital expenditures by certain of our service provider customers in the past, and believe there may be potential for similar slowdowns in the future. Any slowdown in the general economy, over supply, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably manage our service provider sales channel and our financial results will be harmed.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Data Robotics, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, Cisco Systems, the Linksys line of products under Belkin, QNAP Systems, Seagate Technology, SonicWALL, Synology, TRENDnet, WatchGuard and Western Digital. Our principal competitors in the home market for networking devices and television connectivity products include Amped Wireless, Apple, AsusTEK, Belkin, D-Link, Google, the Linksys line of products under Belkin, Roku, TP-Link and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, ARRIS, Compal Broadband, Comtrend, D-Link, Hitron, Huawei, Motorola, NetComm Wireless, Novatel Wireless, Pace, Sagem, Scientific Atlanta-a Cisco company, SMC Networks, TechniColor, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Devolo, LEA, AVM and the Hercules brand of Guillemot Corporation in Europe, Corega and Melco in Japan and TP-Link in China. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Samsung, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world. In addition, as we expand our product portfolio to include home security cameras and services, we also face competition from incumbents and specialty providers in this space, including Axis Communications, Belkin, D-Link, the Linksys line of products under Belkin, Logitech, Nest Labs (owned by Google) and Sercomm.

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

We have been under examination by the Italian Tax Authority (ITA) for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. Currently, we are in litigation with the ITA for the 2004 through 2010 years and we are waiting for the issuance of the tax assessment for the 2011 through 2012 years. If we are unsuccessful in defending our tax positions, our profitability will be reduced. Additionally, we are under examination in Germany for the 2009 through 2013 tax years for corporate income, trade and valued-added taxes.

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

*System security risks, data protection breaches and cyber-attacks could disrupt our internal operations, information technology systems, products or services, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Hackers may develop and deploy viruses, worms and other malicious software programs that are designed to attack our products and systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees or users of our products to disclose sensitive information in order to gain access to our information technology systems, our data or our customers' data. We have established a crisis management plan and business continuity program. While we regularly test the plan and the program, there can be no assurance that the plan and program can withstand an actual or serious disruption in our business, including a data protection breach or cyber-attack. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. If our computer systems and servers go down at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly.

We devote significant resources to network security, data encryption and other security measures to protect our systems and data, but these security measures cannot provide absolute security. Potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Our products and services may contain unknown security vulnerabilities. For example, the firmware and software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud monitoring service paired with our Arlo Smart Home cameras. If hackers compromise this cloud service, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service is a relatively new business for us and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing and payment processing, and consequently we do not maintain direct control over the security of the associated systems. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services or customer private information, including customer videos and customer personal identification information, our management would need to spend increasing amounts of time and effort in this area, we would incur substantial expenses, and our business would be harmed.

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

International sales comprise a significant amount of our overall net revenue. International sales were 37% of overall net revenue in the third quarter of 2015 and 46% in fiscal year 2014. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

In addition, epidemic failure clauses are found in certain of our customer contracts, especially contracts with service providers. If invoked, these clauses may entitle the customer to return for replacement or obtain credits for products and inventory, as well as assess liquidated damage penalties and terminate an existing contract and cancel future or then current purchase orders. In such instances, we may also be obligated to cover significant costs incurred by the customer associated with the consequences of such epidemic failure, including freight and transportation required for product replacement and out-of-pocket costs for truck rolls to end user sites to collect the defective products. Costs or payments we make in connection with an epidemic failure may materially adversely affect our results of operations and financial condition. If our products contain defects or errors, or are found to be noncompliant with industry standards, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. In addition, defects in, or misuse of, certain of our products could cause safety concerns, including the risk of property damage or personal injury. If any of these events occurred, our reputation and brand could be damaged, and we could face product liability or other claims regarding our products, resulting in unexpected expenses and adversely impacting our operating results. For instance, if a third party were able to successfully overcome the security measures in our products, such a person or entity could misappropriate customer data, third party data stored by our customers and other information, including intellectual property. In addition, the operations of our end-user customers may be interrupted. If that happens, affected end-users or others may file actions against us alleging product liability, tort, or breach of warranty claims.

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

*We have expanded our operations and infrastructure, which may strain our operations and increase our operating expenses.

We have expanded our operations and are pursuing market opportunities both domestically and internationally in order to grow our sales. As a result of the acquisition of the AirCard business of Sierra Wireless in 2013, we added two new locations with over 80 personnel housed at each site, one in Carlsbad, California, and one in Richmond, British Columbia. This expansion required enhancements to our existing management information systems, and operational and financial controls. In addition, if we continue to grow, our expenditures will likely be significantly higher than our historical costs. We may not be able to install adequate controls in an efficient and timely manner as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management, operational and financial resources. In addition, if we grow internationally, we will have to expand and enhance our communications infrastructure. If we fail to continue to improve our management information systems, procedures and financial controls or encounter unexpected difficulties during expansion and reorganization, our business could be harmed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2015 - July 26, 2015	267,273	$30.31	266,418	3,000,000
July 27, 2015 - August 23, 2015	377,866	$33.26	376,033	2,623,967
August 24, 2015 - September 27, 2015	566	$30.38	—	2,623,967
Total	645,705	$32.04	642,451

1.
From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under these authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the three months ended September 27, 2015, we repurchased and retired, reported based on trade date, approximately 0.6 million shares of common stock at a cost of $20.6 million.

2.
We repurchased, as reported based on trade date, approximately 3,000 shares of common stock at a cost of approximately $0.1 million to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended September 27, 2015.

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
/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 30, 2015

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant	S-1	7/30/2003	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant	10-Q	7/31/2015	3.2
3.3	Amended and Restated Bylaws of the registrant	10-Q	7/31/2015	3.3
4.1	Form of registrant's common stock certificate	S-1	7/30/2003	4.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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