Form 10-K
period 2015-12-31
NETGEAR, INC
filed 2016-02-19
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2015 was approximately $401.9 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 26, 2015 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director and each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 32,418,414 shares as of February 12, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Item 1. Business

General

We are a global networking company that delivers innovative products to consumers, businesses and service providers. Our business is managed in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, home video security, storage and digital media products. The commercial business unit consists of business networking, storage and security solutions that bring enterprise class functionality down to small and medium-sized businesses at an affordable price. The service provider business unit consists of made-to-order and retail-proven whole home networking hardware and software solutions as well as 4G LTE hotspots sold to service providers for sale to their subscribers. We are organized into the following three geographic territories: Americas; Europe, Middle-East and Africa ("EMEA") and Asia Pacific ("APAC"). For further detail, refer to Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

We were incorporated in Delaware on January 8, 1996. Our principal executive offices are located at 350 East Plumeria Drive, San Jose, California 95134, and our telephone number at that location is (408) 907-8000. Our website address is www.netgear.com.

In the years ended December 31, 2015, 2014, and 2013, we generated net revenue of $1.30 billion, $1.39 billion, and $1.37 billion, respectively.

Markets

Our mission is to be the innovative leader in connecting the world to the Internet. This includes our goal of being the leading provider of innovative networking products to the consumer, business, and service provider markets. A number of factors are driving today's demand for networking products within these markets. As the number of Internet connected devices, such as smart phones, laptops, tablets, and Smart Home and Internet-of-thing devices increase, networks - especially WiFi networks - are being deployed more broadly in order to share information and resources among users and devices. This information and resource sharing occurs internally, through a local area network, or externally, via the Internet. To take advantage of complex applications, advanced communication capabilities and rich multimedia content, users are upgrading their Internet connections by deploying high-speed broadband access technologies. Users also seek the convenience and flexibility of operating their laptops, smart phones, tablets and related computing devices while accessing their content in a more mobile, or wireless, manner. In addition, market demand for Smart Home and Internet connected products has increased significantly, where users seek to connect their televisions, game consoles, HD streaming players, security cameras, thermostats, smoke detectors, etc. to the Internet. As a result, the speed, coverage range, and reliability of the in home WiFi network has become a higher priority among households.

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

Retailers. Our retail channel primarily supplies products that are sold into the consumer market. We sell directly to, or enter into consignment arrangements with, a number of our traditional and online retailers. The remaining traditional retailers, as well as our online retailers, are fulfilled through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, on-line promotions and video demonstrations, instant rebate programs, event sponsorship and sales associate training. Our largest retailers include Best Buy Co., Inc., Amazon.com, Inc. and their affiliates.

DMRs and VARs. We sell into the commercial business marketplace through an extensive network of DMRs and VARs. Our DMRs include companies such as CDW and Insight. VARs include our network of registered NETGEAR Solution Partners, and resellers that are not registered in our NETGEAR Solution Partner program. DMRs and VARs may receive sales incentives, marketing support and other program benefits from us. Our DMRs and VARs generally purchase our products through our wholesale distributors.

Broadband Service Providers. We also supply our products directly to broadband service providers in the United States and internationally providing cable, DSL and 4G LTE broadband. Service providers supply our products to their business and home subscribers. Our largest broadband service providers include Virgin Media Limited and AT&T.

The largest portion of our net revenues was derived from Americas sales in the year ended December 31, 2015. Americas sales as a percentage of net revenue increased from 55.3% in the year ended December 31, 2014 to 61.4% in the year ended December 31, 2015. We have continuously committed resources to our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical instability, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws. See Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for further discussion of net revenue by geographic region.

Best Buy Co., Inc. and Affiliates accounted for 15% of our net revenue for the year ended December 31, 2015. None of our customers accounted for 10% or more of our net revenue for the years ended December 31, 2014 and 2013. See Note 12, Segment Information, Operations by Geographic Area and Customer Concentration, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for further details on customer concentrations.

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

Broadband access. Broadband access is a high speed transmission via coaxial cable, phone lines, fiber, or cellular mediums using technologies such as DOCSIS 3.x, xDSL, FTTx or 4G LTE, to connect to the Internet over public broadband networks. We develop networking products that enable connections to these broadband networks that are sold primarily via brick and mortar retail, e-commerce, and service provider channels and include:

•
Broadband modems, which are devices that convert the broadband signals into Ethernet data that feeds Internet into homes and offices. We provide modems that connect to DOCSIS 3.x, xDSL, FTTx, and 4G LTE;

•	WiFi Gateways, which are WiFi routers with an integrated broadband modem, for broadband Internet access;

•	WiFi Hotspots, which create mobile WiFi Internet access that utilizes 3G and 4G LTE data networks for use on the go, and at home in place of traditional wired broadband, Internet access.

Smart Home/ Internet-of-Things Connectivity and Products. Products that create and extend wired and WiFi networks in homes and small businesses to connect devices to Internet as well as devices that provide remote, secure monitoring of homes and businesses. These connectivity and Smart Home products are sold primarily via brick and mortar retail, e-commerce, and service provider channels and include:

•	WiFi routers, which create a local area network (LAN) for home or office computer, mobile and Smart Home devices to connect and share a broadband Internet connection;

•	WiFi range extenders, which extend the range of an existing WiFi network to eliminate WiFi dead spots;

•	Powerline adapters and bridges, which extend wired and WiFi Internet connections to any AC outlet using existing electrical wiring;

•	Remote video security systems, which provide WiFi video and audio monitoring and recordings, accessible by smart phones, tablets or PCs and MACs;

•	WiFi network adapters, which enable computing devices to be connected to the network via WiFi.

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

Competition

The consumer, business and service provider markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•	within the consumer markets, companies such as Apple, ASUS, Belkin/Linksys, Devolo, D-Link, Google, Logitech, Nest Labs (owned by Google), Samsung, Swann, Synology, TP Link, and Western Digital;

•
within the business markets, companies such as Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, QNAP Systems, Seagate Technology, Synology, Ubiquity, WatchGuard and Western Digital; and

•
within the service provider markets, companies such as Actiontec, Arcadyan, ARRIS, AVM, Compal Broadband, D-Link, Hitron, Huawei, Novatel Wireless, Sagem, Scientific Atlanta (a Cisco Systems company), Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL.

Our potential competitors include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we also face significant and increased competition from original design manufacturers ("ODMs") and contract manufacturers ("CMs") who are selling and attempting to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. For example, Hewlett-Packard has significant brand name recognition and has an advertising presence substantially greater than ours. Similarly, Cisco Systems is well recognized as a leader in providing networking products to businesses and has substantially greater financial resources than we do. Several of our competitors, such as TP-Link, offer a range of products that directly compete with most of our product offerings. Several of our other competitors primarily compete in a more limited manner. For example, Hewlett-Packard sells networking products primarily targeted at larger businesses or enterprises. However, the competitive environment in which we operate changes rapidly. Other companies with significant resources could also become direct competitors, either through acquiring a competitor or through internal efforts.

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

Research and Development

As of December 31, 2015, we had 337 employees engaged in research and development. Our success depends on our ability to develop products that meet changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate new third-party technologies, develop new in-house technologies, and develop and test new products. Our research and development employees work closely with our technology and manufacturing partners to bring our products to market in a timely, high quality and cost-efficient manner.

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

In-House Development. Under the in-house development model, one or more subsystems of the product are designed and developed utilizing the NETGEAR engineering team. Under this model, some of the primary technology is developed in-house. We then work closely with either an ODM, a CM or a Joint Development Manufacturer ("JDM") to complete the development of the entire design, perform the necessary testing, and obtain regulatory approvals before the product is released for production.

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

Manufacturing

Our primary manufacturers are Hon Hai Precision Industry Co., Ltd., (more commonly known as Foxconn Corporation), Delta Networks Incorporated, and Pegatron Corporation, all of which are headquartered in Taiwan. We also use Flex (also known as FLEXTRONICS) with headquarters in Singapore and the United States and Sky Light Industrial Ltd. which is headquartered in Hong Kong. The actual manufacturing of our products occurs primarily in mainland China and Vietnam, with pilot and low-volume manufacturing in Taiwan on a select basis. We distribute our manufacturing among these key suppliers to avoid excessive concentration with a single supplier. However there was an increase in supplier concentration in 2015. Because substantially all of our manufacturing occurs in mainland China and Vietnam, any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our manufacturers to manufacture our products. In addition, our manufacturers in China have continued to increase our costs of production, particularly in the recent years. These increased costs have affected our margins and ability to lower prices for our products to stay competitive. If our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly impacted. In addition to their responsibility for the manufacturing of our products, our manufacturers purchase all necessary parts and materials to produce complete, finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Hong Kong and mainland China. They are responsible for auditing and inspecting process and product quality on the premises of our ODMs, CMs, OEMs and JDMs.

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

Sales and Marketing

As of December 31, 2015, we had 339 employees engaged in sales, marketing, and technical support. We work directly with our customers on market development activities, such as co-advertising, online promotions and video demonstrations, event sponsorship and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our channel marketing, product marketing and corporate marketing groups.

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

Our corporate marketing group is responsible for defining and building our corporate brand and supporting the business units with creative and marketing strategies and tactics. The group focuses on defining our brand promise and marketing messages on a worldwide basis. This group is also responsible for driving the social media and online marketing strategy, public relations and email marketing programs, events, and corporate websites worldwide, as well as creative production for all product categories.

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

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark and trade secret and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold approximately 145 issued United States patents that expire between years 2016 and 2033 and 75 foreign patents that expire between 2016 and 2033. In addition, we currently have approximately 100 pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products in the United States and internationally, including NETGEAR, AirCard, AirCard Enabled, Aircard Watcher, Watcher, Watcher and Wireless Expert, Around Town, NETGEAR Green, the NETGEAR Green logo, Everybody’s Connecting, Arlo, Arlo Q, Arlo logo, The Next Wave of WiFi, Orbi, Skyler, Genie, Genie+, the Genie logo, ReadyShare, Neo TV, the Neo TV logo, NETGEAR Stora, the NETGEAR Stora logo, ProSafe, RangeMax, ReadyNAS, ReadyDrop, ReadyData, ReadyCloud, ReadyDLNA, ReadyRecover, Smart Wizard, ProSecure, the ProSecure logo, Push2TV, Streampro, Ultraline, Proline, Centria, My Media, Nighthawk, Nighthawk x4, Nighthawk x6, NETGEAR Trek, Overdrive, Overdrive 3G/4G Mobile Hotspot logo, Zing Mobile Hotspot, Mingle, Vue, VueZone, Ufast, and X-RAID.

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

Employees

As of December 31, 2015, we had 963 full-time employees, with 339 in sales, marketing and technical support, 337 in research and development, 132 in operations, and 155 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements.

Long-lived assets
Long-lived assets include purchased intangibles, goodwill and property and equipment. Our property and equipment are located in the following geographic locations (in thousands):

	As of
	December 31, 2015	December 31, 2014	December 31, 2013
United States (U.S.)	$9,832	$12,453	$10,273
Canada	3,586	4,375	2,132
Americas (excluding U.S. and Canada)	—	—	28
EMEA	468	657	914
China	6,562	10,786	11,905
APAC (excluding China)	1,936	1,423	1,942
	$22,384	$29,694	$27,194

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

Our website provides a link to our SEC filings, which are available free of charge on the same day such filings are made. The specific location on the website where these reports can be found is http://investor.netgear.com/sec.cfm. Our website also provides a link to Section 16 filings which are available free of charge on the same day as such filings are made. Information contained on these websites is not a part of this Annual Report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 5, 2016.

Name	Age	Position
Patrick C.S. Lo	59	Chairman and Chief Executive Officer
Christine M. Gorjanc	59	Chief Financial Officer
Patrick J. Collins III	44	Senior Vice President of Smart Home Products
Michael F. Falcon	59	Senior Vice President of Worldwide Operations and Support
David J. Henry	43	Senior Vice President of Home Networking
Andrew W. Kim	45	Senior Vice President of Corporate Development, General Counsel and Corporate Secretary
John P. McHugh	55	Senior Vice President and General Manager of Commercial Business Unit
Mark G. Merrill	61	Chief Technology Officer
Tamesa T. Rogers	42	Senior Vice President, Human Resources
Michael A. Werdann	47	Senior Vice President of Worldwide Sales

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

Patrick J. Collins III has served as our Senior Vice President of Smart Home Products since January 2016. He has been with NETGEAR since June 2008, most recently serving as our Vice President of Home Automation Products from March 2014 to January 2016, Chief Information Officer from November 2012 to March 2014, and Vice President of Information Technology from October 2010 to November 2012. Prior to NETGEAR, Mr. Collins held leadership positions in the consulting services groups of Oracle Corporation and Computer Sciences Corporation. Mr. Collins received a B.S. degree in Computer Information Systems from Alvernia University.

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

David J. Henry has served as our Senior Vice President of Home Networking since January 2016. He has worldwide responsibility for both Product Marketing and Engineering of our home networking products, encompassing product strategy, development and delivery. He has been with NETGEAR since July 2004, most recently serving as our Vice President of Product Management of our Retail Business Unit from March 2011 to January 2016 and as our Senior Director of Product Marketing from October 2010 to March 2011. Prior to NETGEAR, Mr. Henry was a senior product manager for the high technology vertical application at Siebel Systems (acquired by Oracle Corporation). His professional experience also includes business process and information technology consulting with Deloitte Consulting. Mr. Henry received a B.S. degree in Electrical Engineering, with an emphasis on Signal Processing, from the University of Washington and an M.B.A. from the Stanford Graduate School of Business.

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

Mark G. Merrill is our co-founder and currently serves as our Chief Technology Officer. In this role, Mr. Merrill continues to guide the emerging market efforts and work closely with the RF engineering team to ensure technical leadership of our wireless networking products. Previously, Mr. Merrill served as our Senior Vice President of Advanced Engineering from May 2013 to January 2015 and as our Chief Technology Officer from January 2003 to April 2013. From September 1999 to January 2003, he

served as Vice President of Engineering and served as Director of Engineering from September 1995 to September 1999. Mr. Merrill received both a B.S. degree and an M.S. degree in Electrical Engineering from Stanford University.

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

Michael A. Werdann has served as our Senior Vice President of Worldwide Sales since October 2015, Worldwide Senior Vice President of Sales for Consumer Products from March 2015 to October 2015 and Vice President of Americas Sales from December 2003 to March 2015. Since joining us in 1998, Mr. Werdann has served as our United States Director of Sales, E-Commerce and DMR from December 2002 to December 2003 and as our Eastern Regional Sales Director from October 1998 to December 2002. Prior to joining us, Mr. Werdann worked for three years at Iomega Corporation, a computer hardware company, as a Sales Director for the value added reseller sector. Mr. Werdann holds a B.S. Degree in Communications from Seton Hall University.

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

•
slow or negative growth in the networking product, personal computer, Internet infrastructure, Smart Home, home electronics and related technology markets, as well as decreased demand for Internet access;

•	seasonal shifts in end market demand for our products, particularly in our retail business;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	delays in the introduction of new products by us or market acceptance of these products;

•	shift in overall product mix sales from higher to lower margin products, or from one business unit to another, that would adversely impact our margins;

•	delay or failure of our service provider customers to purchase at the volumes that they forecast;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	unanticipated increase in costs, including air freight, associated with shipping and delivery of our products;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand, particularly from our service provider sales channel, resulting in increased inventory exposure;

•	component supply constraints from our vendors;

•	the inability to maintain stable operations by our suppliers and other parties with which we have commercial relationships;

•	unfavorable level of inventory and turns;

•	allowance for bad debts exposure with our existing customers and new customers, particularly as we expand into new international markets;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	geopolitical disruption leading to delay or even stoppage of our operations in manufacturing, transportation, technical support and research and development;

•	terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	litigation involving alleged patent infringement;

•	epidemic or widespread product failure, or unanticipated safety issues, in one or more of our products;

•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	failure to effectively manage our third party customer support partners, which may result in customer complaints and/or harm to the NETGEAR brand;

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;

•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors' growth rates;

•	conditions in the financial markets in general or changes in general economic conditions, including government efforts to stabilize currencies;

•	interest rate or currency exchange rate fluctuations;

•	our ability to forecast or report accurate financial results; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

If we fail to continue to introduce or acquire new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net revenue and gross margins.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the commercial business, retail, and service provider markets and quickly develop or acquire, and manufacture and sell products that satisfy these demands in a cost effective manner. In order to differentiate our products from our competitors' products, we must continue to increase our focus and capital investment in research and development, including software development. For example, we have committed a substantial amount of resources to the development, manufacture and sale of our new Arlo Smart Home camera products and to introducing additional and improved models in this line. If these products do not continue to achieve widespread market acceptance, or if we are unsuccessful in capitalizing on other Smart Home market opportunities, our future growth may be slowed and our financial results could be harmed. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

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

We sell a substantial portion of our products through broadband service providers worldwide. Our service provider business unit accounted for a significant portion of our growth in recent years and became a larger proportion of our business, especially after our acquisition of the Sierra Wireless AirCard business. However, the service provider business is challenging and exceptionally competitive. In the first quarter of 2015, we undertook a reorganization of our service provider business unit to reduce the cost structure of the unit and supporting functions in order to match a reduced revenue outlook. In the first quarter of 2016, we took additional steps to re-size the cost structure of this unit and to redeploy certain resources internally to focus on other initiatives. These reorganization efforts also sought to concentrate our resources on long-term and profitable accounts. The reorganization may not be successful in meeting these goals or the other challenges posed by the service provider channel. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, rigorous service provider certification processes may delay our sale of new products, or our products ultimately may fail these tests. In either event, we may lose some or all of the amounts we expended in trying to obtain business from the service provider, as well as lose the business opportunity altogether. In addition, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. We have, in exceptional limited circumstances, while still in contract negotiations, shipped products in advance of and subject to agreement on a definitive contract. We do not record revenue from these shipments until a definitive contract exists. There is risk that we do not ultimately close and sign a definitive contract. If this occurs, the timing of revenue recognition is uncertain and our business would be harmed. In addition, we often commence building custom-made products prior to execution of a contract in order to meet the customer's contemplated launch dates and requirements. Service provider products are generally custom-made for a specific customer and may not be salable to other customers or in other channels. If we have pre-built custom-made products but do not come to agreement on a definitive contract, we may be forced to scrap the custom-made products or re-work them at substantial cost and our business would be harmed.

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

If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin expectations for a particular period of time and therefore adversely affect our stock price. For example, many of our competitors in the service provider space aggressively price their products in order to gain market share. We may not be able to match the lower prices offered by our competitors. Many of the service provider customers will seek to purchase from the lowest cost provider, notwithstanding that our products may be higher quality or that our products were previously validated for use on their proprietary network. Accordingly, we may lose customers who have lower, more aggressive pricing and our revenues may be reduced. These particular challenges are a significant reason for the reduced service provider business unit revenue outlook that we announced in the first quarter of 2015 and that we further reduced in the first quarter of 2016. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen slowdowns in capital expenditures by certain of our service provider customers in the past, and believe there may be potential for similar slowdowns in the future. Any slowdown in the general economy, over supply, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably manage our service provider sales channel and our financial results will be harmed.

We rely on a limited number of traditional and online retailers, wholesale distributors and service provider customers for a substantial portion of our sales, and our net revenue could decline if they refuse to pay our requested prices or reduce their level of purchases or if there is significant consolidation in our customer base which results in fewer customers for our products.

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

Additionally, consolidation among our customer base may allow certain customers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, elimination of sales opportunities, replacement of our products with those of our competitors and cancellations of orders, each of which would harm our operating results. For example, in February 2015, one of our large retail customers, Staples, announced a proposed acquisition of another large retail customer, Office Depot. If such transaction was approved and completed, it may provide the combined company with increased negotiating power, and it is uncertain how it may impact the aggregate quantities of our products purchased in the future. Consolidation among our service provider customers worldwide may also make it more difficult to grow our service provider business, given the fierce competition for the already limited number of service providers worldwide and the long sales cycles to close deals. For example, in June 2013, Liberty Global, a service provider with operations worldwide, completed its acquisition of Virgin Media Limited, one of our significant customers. Because we have not conducted business with Liberty Global in the past, Virgin Media has been directed by Liberty Global to develop relationships and business with other Liberty Global vendors, many of which are our competitors. In addition, in the first half of 2015, Charter Communications announced agreements to acquire Time Warner Cable and Bright House Networks. Recently, FNAC, a major retail chain in France, has announced the acquisition of Darty, a major retail reseller of ours. If consolidation among our customer base becomes more prevalent, our operating results may be harmed.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the home market for networking and Smart Home devices include Apple, ASUS, Belkin/Linksys, Devolo, D-Link, Google, Logitech, Nest Labs (owned by Google), Samsung, Swann, Synology, TP Link, and Western Digital. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, QNAP Systems, Seagate Technology, Synology, Ubiquity, WatchGuard and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, Arcadyan, ARRIS, AVM, Compal Broadband, D-Link, Hitron, Huawei, Novatel Wireless, Sagem, Scientific Atlanta (a Cisco Systems company), Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Xiomi in China, and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

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

System security risks, data protection breaches and cyber-attacks could disrupt our internal operations, information technology systems, products or services, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

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

We devote considerable resources to network security, data encryption and other security measures to protect our systems and data, but these security measures cannot provide absolute security. Potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Numerous foreign jurisdictions have been influenced by studies performed by the OECD (Organization of Economic Cooperation and Development) and are increasingly active in evaluating changes to their tax laws. In July 2013 the OECD, which represents a coalition of member countries, issued an action plan containing 15 comprehensive actions intended to address tax base erosion and jurisdictional profit shifting (BEPS). The OECD issued its final recommendations on these measures in May, 2015. Many countries have increased the volume of tax audits they conduct. Further they continue to evaluate and modify their tax laws in light of BEPS. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results.

We have been under examination by the Italian Tax Authority (ITA) for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. Currently, we are in litigation with the ITA for the 2004 through 2010 years. On December 28, 2015, we received tax assessments for the 2011 and 2012 tax years and we intend to appeal this assessment with the Italian tax court. If we are unsuccessful in defending our tax positions, our profitability will be reduced. Additionally, we are under examination in Germany for the 2009 through 2013 tax years for corporate income, trade and valued-added taxes.

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

International sales comprise a significant amount of our overall net revenue. International sales were 40% of overall net revenue in fiscal year 2015 and 46% in fiscal year 2014. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

•
stringent consumer protection and product compliance regulations, including but not limited to the Restriction of Hazardous Substances directive, the Waste Electrical and Electronic Equipment directive and the European Ecodesign directive, or EuP, that are costly to comply with and may vary from country to country;

•	difficulties and costs of staffing and managing foreign operations;

•	business difficulties, including potential bankruptcy or liquidation, of any of our worldwide third party logistics providers; and

•	changes in local tax laws or changes in the enforcement, application or interpretation of such laws.

While we believe we generally have good relations with our employees, employees in certain jurisdictions have rights which give them certain collective rights. If management must expend significant resources and effort to address and comply with these rights, our business may be harmed. We are also required to comply with local environmental legislation and our customers rely on this compliance in order to sell our products. If our customers do not agree with our interpretations and requirements of new legislation, they may cease to order our products and our revenue would be harmed.

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

Global economic conditions could materially adversely affect our revenue and results of operations.

Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for networking and Smart Home products. A severe and/or prolonged economic downturn could adversely affect our customers' financial condition and the levels of business activity of our customers. Weakness in, and uncertainty about, global economic conditions may cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products.

In the recent past, slow economic growth throughout various regions worldwide, especially in Europe, presented significant challenges to our business. For example, we believe that decreased demand in Europe adversely impacted our net revenue in all three of our business units beginning in fiscal 2013. In addition, current economic challenges in China, including any global economic ramifications of these challenges, may continue to put negative pressure on global economic conditions. If conditions in the global economy, including Europe, China, Australia and the United States, or other key vertical or geographic markets remain uncertain or deteriorate further, such conditions could have a material adverse impact on our business, operating results and financial condition. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and even Italy, have had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, the recovery of the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered or reversed, which could have a material adverse effect on us. There could also be a number of other follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. For example, in June 2012 and June 2013 we acquired select assets of two separate engineering operations in India to enhance our wireless product offerings in our commercial business unit. Additionally in July 2012, we closed the acquisition of privately held AVAAK, Inc., creators of the VueZone® home security camera system, and in April 2013, we closed the acquisition of the AirCard business of Sierra Wireless, Inc. The AirCard acquisition represents our largest acquisition, both in terms of consideration and headcount. Acquisitions involve numerous risks and challenges, including but not limited to the following

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

If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase.

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

In the past, there have been bankruptcies amongst our customer base, and certain of our customers’ businesses face financial challenges that put them at risk of future bankruptcies. For example, our customer RadioShack Corp. filed for Chapter 11 bankruptcy protection in 2015. Although any resulting loss has not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. To the degree that turmoil in the credit markets makes it more difficult for some customers to obtain financing, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

We have expanded our operations and infrastructure, which may strain our operations and increase our operating expenses.

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

Our principal administrative, sales, marketing and research and development facilities currently occupy approximately 142,700 square feet in an office complex in San Jose, California, under a lease that expires in September 2025.

Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease that expires in January 2027. Our international sales personnel are based out of local sales offices or home offices in Austria, Australia, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Poland, Russia, Singapore, Spain, Sweden, Switzerland, the Netherlands, the United Arab Emirates, and the United Kingdom. We also have operations personnel using a leased facility in Hong Kong and Suzhou and utilizes the Guangzhou branch office in conjunction with an office in Tangxia. We also maintain research and development facilities in Carlsbad (US), Beijing and Nanjing (China), Richmond B.C. (Canada), and in Taipei (Taiwan). From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities provide suitable space for our operations and are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth. We have invested in internal capacity and strategic relationships with outside manufacturing vendors as needed to meet anticipated demand for our products.

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

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$36.34	$29.81
Second Quarter	34.25	29.20
Third Quarter	34.96	28.12
Fourth Quarter	45.76	28.52

Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$36.27	$30.16
Second Quarter	35.75	31.20
Third Quarter	35.40	30.80
Fourth Quarter	36.70	29.70

Company Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from December 31, 2010 through December 31, 2015 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

Holders of Common Stock

On February 16, 2016, there were 22 stockholders of record.

The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2015 - October 25, 2015	399,825	$31.69	394,272	2,229,695
October 26, 2015 - November 22, 2015	746	$41.40	—	2,229,695
November 23, 2015 - December 31, 2015	1,755	$43.32	—	2,229,695
Total	402,326	$31.76	394,272

(1)
On October 21, 2008, October 17, 2014 and July 21, 2015, the Company’s Board of Directors authorized management to repurchase up to 6.0 million, 3.0 million and 3.0 million shares of the Company’s outstanding common stock, respectively, which, at the time of authorization, were incremental to the remaining shares under the share repurchase programs. Under the authorizations, the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. The timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. During the three months ended December 31, 2015, we repurchased and retired, reported based on trade date, approximately 0.4 million shares of common stock at a cost of $12.5 million under this authorization.

(2)
During the three months ended December 31, 2015, we repurchased and retired, as reported on trade date, approximately 8,000 shares of common stock at a cost of $0.3 million to help facilitate tax withholding for RSUs.

Refer to Note 10, Stockholders' Equity, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our stock repurchase programs.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with, the consolidated financial statements and related notes thereto, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

We derived the selected consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements appearing elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2015 (1)	2014 (1)	2013 (1)	2012	2011
	(In thousands, except per share data)
Net revenue	$1,300,695	$1,393,515	$1,369,633	$1,271,921	$1,181,018
Cost of revenue (3)	933,016	995,597	976,018	888,368	811,572
Gross profit	367,679	397,918	393,615	383,553	369,446
Operating expenses:
Research and development (3)	86,499	90,902	85,168	61,066	48,699
Sales and marketing (3)	146,794	157,017	153,804	149,766	154,562
General and administrative (3)	45,313	46,552	48,915	45,027	39,423
Restructuring and other charges	6,398	2,209	5,335	1,190	2,094
Litigation reserves, net	(2,682)	(1,011)	5,354	390	(201)
Goodwill impairment charges	—	74,196	—	—	—
Intangibles impairment charges	—	—	2,000	—	—
Total operating expenses	282,322	369,865	300,576	257,439	244,577
Income from operations	85,357	28,053	93,039	126,114	124,869
Interest income	295	253	400	498	477
Other income (expense), net	(88)	2,455	(457)	2,670	(1,136)
Income before income taxes	85,564	30,761	92,982	129,282	124,210
Provision for income taxes	36,980	21,973	37,765	42,743	32,842
Net income	$48,584	$8,788	$55,217	$86,539	$91,368
Net income per share:
Basic (2)	$1.47	$0.25	$1.44	$2.27	$2.46
Diluted (2)	$1.44	$0.24	$1.42	$2.23	$2.41

(1)
Includes the impact of AirCard acquisition that occurred in April 2013. Refer to Note 2 Business Acquisitions in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2)	Information regarding calculation of per share data is described in Note 6, Net Income Per Share, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

(3)	Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Cost of revenue	$1,566	$2,037	$1,577	$1,347	$999
Research and development	3,451	4,916	3,943	2,787	2,476
Sales and marketing	5,022	6,168	5,379	4,751	5,136
General and administrative	6,786	6,893	6,563	5,487	5,151

Consolidated Balance Sheet Data:

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Cash, cash equivalents and short-term investments	$278,266	$257,129	$248,154	$376,877	$353,695
Working capital	$505,371	$518,849	$500,028	$603,279	$525,268
Total assets	$1,050,569	$1,048,687	$1,093,930	$1,034,569	$971,370
Total current liabilities	$315,772	$304,116	$300,083	$260,930	$308,961
Total non-current liabilities	$26,087	$23,006	$20,064	$19,028	$23,652
Total stockholders' equity	$708,710	$721,565	$773,783	$754,611	$638,757

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate in three specific business segments: retail, commercial, and service provider. We believe this structure enables us to better focus our efforts on our core customer segments and allows us to be more nimble and opportunistic as a company overall. Each business unit contains leadership focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of these customer segments. The retail business unit is focused on individual consumers and consists of high performance, dependable and easy-to-use home networking, home video security, storage and digital media products. The commercial business unit is focused on small and medium-sized businesses and consists of business networking, storage and security solutions that bring enterprise class functionality at an affordable price. The service provider business unit is focused on the service provider market and consists of made-to-order and retail-proven whole home networking hardware and software solutions, as well as 4G LTE hotspots sold to service providers for sale to their subscribers. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

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

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Fry’s Electronics, Staples, Target, Wal-Mart, Argos (U.K.), Dixons (U.K.), PC World (U.K.), MediaMarkt (Europe), Darty (France), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com worldwide, Newegg.com (US), JD.com and Alibaba (China), as well as NBB.com (Germany) and Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future.

We experienced a decline in net revenue of 6.7% during the year ended December 31, 2015, driven primarily by a reduction in service provider net revenue, partially offset by an increase in retail net revenue. As previously announced, during the first quarter of 2015 we began to execute on our plans to resize our service provider business for higher profitability by focusing on higher margin products and accounts while reducing the cost structure of the service provider business unit and supporting functions to better align with the reduced revenue plan. These efforts continued through the third quarter of 2015. We made further restructuring efforts in January 2016 to this business unit. Retail net revenue increased compared to the prior year, due primarily to an increase in gross shipments of our home security camera, broadband gateways and home wireless products. In addition, the increase in retail net revenue is due to increasing average selling prices, mainly driven by our Nighthawk and Arlo product lines. We continue to see strong demand for our retail products, including the Nighthawk series and recently introduced Arlo Smart Home cameras. Commercial net revenue decreased compared to the prior year due primarily to a reduction in gross shipments of network storage, wireless products and switches driven by a difficult small business climate in Europe caused by weakening foreign currencies compared to the U.S. dollar. On a geographic basis, net revenue increased in the Americas, offset by declines experienced in EMEA and APAC. The increase in the Americas driven primarily by an increase in gross shipments of our home security camera, home wireless and broadband gateways products, partially offset by a decrease in gross shipments of our mobile and multimedia products. The decline in EMEA was driven primarily by a reduction in gross shipments of broadband gateways, home wireless products and switches, partially offset by an increase in gross shipments of home security camera products. The decline in APAC was driven primarily by a reduction in gross shipments of mobile, home wireless, network storage products and switches, partially offset by an increase in gross shipments of our home security camera and broadband gateway products. Similar to EMEA, APAC net revenue was constrained by weakening foreign currencies compared to the U.S. dollar.

Looking forward, we expect growth in our retail business unit mainly driven by gaining additional market share for cable gateway, WiFi high end router and extender products, and home security camera products, and by entering new product category in the Smart Home market. We expect growth in our commercial business unit driven by the sales of our 11 ac WLAN products and web-managed PoE and 10Gig switches. We expect our service provider business unit revenue to further decline in 2016 as we continue to remain focused on improving profitability. We also expect to incur restructuring charges of between $1.5 million and $2.5 million during the first fiscal quarter of 2016, as part of a plan to realign and redeploy our resources to maximize our efforts in product lines of the service provider business unit and supporting functions to match the reduced revenue outlook and to concentrate resources on long-term and profitable accounts.

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

Revenue Recognition

Revenue from product sales is generally recognized at the time the product is shipped provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for some of our customers, title passes to the customer upon delivery to the port or country of destination, upon their receipt of the product, or upon the customer's resale of the product. At the end of each fiscal quarter, we estimate and defer revenue related to product where title has not transferred. The revenue continues to be deferred until such time that title passes to the customer. We assess collectability based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the creditworthiness of the customer. If we determine that collection is not reasonably assured, then revenue is deferred until receipt of the payment from the customer.

We have product offerings with multiple elements. Our multiple-element product offerings include networking hardware with embedded software, various software subscription services, and support, which are considered separate units of accounting. In general, the networking hardware with embedded software is delivered up front, while the subscription services and support are delivered over the subscription and support period. We allocate revenue to the software deliverables and the non-software deliverables (including software deliverables which function together with hardware deliverables to provide the product's essential functionality) based upon their relative selling price. Revenue allocated to each unit of accounting is then recognized when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured.

When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence ("VSOE") of fair value of the deliverable, or when VSOE of fair value is unavailable, its best estimate of selling price (“ESP”), as we have determined it is unable to establish third-party evidence of selling price for the deliverables. In determining

VSOE, we require that a substantial majority of the selling prices for a deliverable sold on a stand-alone basis fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within +/-15% of the median price. We determine ESP for a deliverable by considering multiple factors including, but not limited to, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The objective of ESP is to determine the price at which we would transact a sale if the deliverable were sold on a stand-alone basis. The determination of ESP is made through consultation with and formal approval by our management, taking into consideration the go-to-market strategy.

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

In the fourth fiscal quarter of 2015, we completed the annual impairment test of goodwill. The test was performed as of the first day of the fourth quarter, or September 28, 2015.

We performed a qualitative test for goodwill impairment of the retail and commercial reporting units as of September 28, 2015. Based upon the results of the qualitative testing, the respective fair values of the retail and commercial reporting units were substantially in excess of these reporting units’ carrying values. We believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values and therefore performing the first step of the two-step impairment test for the retail and commercial reporting units was unnecessary. No goodwill impairment was recognized for the retail and commercial reporting units in the years ended December 31, 2015, 2014 or 2013.

In the fourth quarter of fiscal year 2014, we recorded an impairment charge of $74.2 million which was the entire goodwill balance related to the service provider reporting unit in the year ended December 31, 2014. No goodwill impairment was recognized for the service provider reporting units in the year ended December 31, 2013.

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

In the fourth quarter of fiscal year 2015, we saw a decline in net revenue in the service provider reporting unit. According to our customers, purchase constraints will tighten further in 2016 and for the foreseeable future. Due to the decline in the long-term revenue and profit outlook, we performed the recoverability test of the long-lived assets within the service provider reporting unit. We estimated the undiscounted future cash flows directly associated with each asset group and compared the amounts to the carrying value of each asset group. Based on the results of the recoverability test, the sum of undiscounted future cash flows was greater than the carrying value of each asset group and therefore no impairment was recorded. We also reviewed the depreciation and amortization policies for the long-lived asset groups and ensured the remaining useful lives are appropriate.

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

In the third quarter of 2013, we recorded an impairment charge of $2.0 million related to the abandonment of certain IPR&D projects obtained in AirCard acquisition in 2013. As of the end of the second fiscal quarter of 2014, all of the remaining IPR&D had reached technical feasibility and was reclassified to definite-lived intangibles with an estimated useful life of four years. We recorded no other impairments of long-lived assets in the years ended December 31, 2015, 2014 or 2013.

Property and Equipment, Net

Property and equipment are stated at historical cost, less accumulated depreciation. We will perform an impairment test if certain events or indicators of impairment occur. Examples of such events or circumstances include the following: a significant decline in our expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in the business climate, and slower growth rates. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were insignificant for the years ended December 31, 2015, 2014 and 2013.

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing our future taxable income on a jurisdictional basis, we consider the effect of its transfer pricing policies on that income. We have placed a valuation allowance against California deferred tax assets since the recovery of the assets is uncertain. We believe that all of our other deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

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

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Year Ended December 31,
	2015		2014		2013
	(In thousands, except percentage data)
Net revenue	$1,300,695	100.0%	$1,393,515	100.0%	$1,369,633	100.0%
Cost of revenue	933,016	71.7%	995,597	71.4%	976,018	71.3%
Gross profit	367,679	28.3%	397,918	28.6%	393,615	28.7%
Operating expenses:
Research and development	86,499	6.7%	90,902	6.5%	85,168	6.2%
Sales and marketing	146,794	11.2%	157,017	11.4%	153,804	11.2%
General and administrative	45,313	3.5%	46,552	3.3%	48,915	3.6%
Restructuring and other charges	6,398	0.5%	2,209	0.2%	5,335	0.4%
Litigation reserves, net	(2,682)	(0.2)%	(1,011)	(0.1)%	5,354	0.4%
Goodwill impairment charges	—	—%	74,196	5.3%	—	—%
Intangibles impairment charges	—	—%	—	—%	2,000	0.1%
Total operating expenses	282,322	21.7%	369,865	26.6%	300,576	21.9%
Income from operations	85,357	6.6%	28,053	2.0%	93,039	6.8%
Interest income	295	0.0%	253	0.0%	400	0.0%
Other income (expense), net	(88)	0.0%	2,455	0.2%	(457)	0.0%
Income before income taxes	85,564	6.6%	30,761	2.2%	92,982	6.8%
Provision for income taxes	36,980	2.9%	21,973	1.6%	37,765	2.8%
Net income	$48,584	3.7%	$8,788	0.6%	$55,217	4.0%

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

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, except percentage data)
Americas	$797,746	3.5%	$770,890	(2.3)%	$789,318
Percentage of net revenue	61.4%		55.3%		57.7%
EMEA	$321,714	(23.7)%	$421,887	2.2%	$412,688
Percentage of net revenue	24.7%		30.3%		30.1%
APAC	$181,235	(9.7)%	$200,738	19.8%	$167,627
Percentage of net revenue	13.9%		14.4%		12.2%
Total net revenue	$1,300,695	(6.7)%	$1,393,515	1.7%	$1,369,633

2015 vs 2014

The increase in Americas net revenue for the year ended December 31, 2015 compared to the prior year was driven primarily by an increase in gross shipments of our home security camera, home wireless and broadband gateways products, partially offset by a decrease in gross shipments of our mobile and multimedia products. The increase was due primarily to continued growth and increasing average selling prices in the retail business unit driven by strong demand for our products, including the Nighthawk series and recently introduced Arlo Smart Home cameras. The increase in Americas net revenue was partially offset by a reduction in service provider net revenue as we decided to refocus our service provider business on profitability.

The decrease in EMEA net revenue for the year ended December 31, 2015 compared to the prior year was driven primarily by a reduction in gross shipments of broadband gateways, home wireless products and switches, partially offset by an increase in gross shipments of home security camera products. We were also challenged by a difficult small business market climate caused by weakening foreign currencies compared to the U.S. dollar. The decrease was primarily attributable to a reduction in gross shipments driven, in part, by continued decline in European service provider gross shipment as we restructured our service provider business for profitability instead of gross shipment growth.

The decrease in APAC net revenue for the year ended December 31, 2015 compared to the prior year was driven primarily by a reduction in gross shipments of mobile, home wireless, network storage products and switches, partially offset by an increase in gross shipments of our home security camera and broadband gateway products. Similar to EMEA, APAC net revenue was constrained by weakening foreign currencies compared to the U.S. dollar.

2014 vs 2013

The decrease in Americas net revenue for the year ended December 31, 2014 compared to the prior year was driven primarily by a reduction in sales of our home wireless, multimedia, home security camera products and switches, partially offset by an increase in sales of our mobile products and broadband gateways. Net revenue for mobile products increased for the year ended December 31, 2014 as a result of the AirCard acquisition which was completed on April 2, 2013. In contrast to 2013, the positive effect of the acquisition is included in our results of the entire year ended December 31, 2014. In our retail and distribution channels, we managed our inventory levels at our U.S. retail partners to be more aligned with historic levels, which contributed to the decline in the Americas net revenue for the year ended December 31, 2014 compared to the prior year.

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

The increase in APAC net revenue for the year ended December 31, 2014 compared to the prior year was driven primarily by an increase in sales of our mobile, home wireless and broadband gateway products, partially offset by a reduction in sales of our small business wireless products. Net revenue for mobile products specifically increased for the year ended December 31, 2014 as a result of the AirCard acquisition which was completed on April 2, 2013. In contrast to 2013, the positive effect of the acquisition was included in our results for the entire year ended December 31, 2014.

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

We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other sales incentives, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight, conversion costs, charges for excess or obsolete inventory and amortization of acquired intangibles. The following table presents costs of revenue and gross margin, for the periods indicated:

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, except percentage data)
Cost of revenue	$933,016	(6.3)%	$995,597	2.0%	$976,018
Gross margin percentage	28.3%		28.6%		28.7%

2015 vs 2014

Cost of revenue decreased for the year ended December 31, 2015 compared to the prior year due primarily to the decrease in net revenue and related product costs attributable, in part, to continued decline in net revenue to service provider customers worldwide, partially offset by an increase in freight costs of $4.0 million.
Our gross margin slightly decreased for the year ended December 31, 2015 compared to the prior year due primarily to weakening foreign currencies compared to the U.S. dollar and, to a lesser extent, an increase in per unit freight costs. Foreign currency movements had an unfavorable impact of 2 percentage points on the year‑over‑year comparison. The decrease was largely offset by the positive effects of lower excess and obsolete inventory charges of $6.9 million and the decrease in segment product mix toward service provider, which generally maintains lower margins. Net revenue from service providers decreased as a percentage of net revenue to 32.4% in the year ended December 31, 2015, compared to 41.6% in the prior year.
We expect gross margin percentage to increase in the near term, as we expect less net revenue from our service provider business unit as a percentage of total net revenue, which generally carries lower gross margins than the retail and commercial business units. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties fluctuations in freight and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty and recall costs; and the timing of sales, particularly to service providers which generally carry lower margins.
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

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, except percentage data)
Research and development expense	$86,499	(4.8)%	$90,902	6.7%	$85,168

2015 vs 2014

Research and development expense decreased for the year ended December 31, 2015 compared to the prior year due primarily to a reduction in personnel-related costs of $4.7 million, driven by a reduction in headcount attributable to the restructuring activities executed in the first quarter of 2015. Headcount decreased by 16 to 337 employees at December 31, 2015 compared to 353 employees at December 31, 2014.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We continue to invest in research and development to expand our cloud platform capabilities, grow our home security camera and home automation device portfolio, and develop innovative whole home WiFi coverage solutions. In the near term, we expect research and development expenses as a percentage of net revenue will slightly increase as we are allocating resources in the key areas that we expect will drive future growth and profitability. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of revenue depending on actual revenues achieved in any given quarter.

2014 vs 2013

Research and development expense increased for the year ended December 31, 2014 compared to the prior year due primarily to an increase of $3.9 million in personnel and facility-related expenses driven by the overall growth in research and development headcount in comparison to prior year, and an increase of $2.6 million in variable compensation. The average headcount for the year ended December 31, 2014 increased to 353 from 339 in the prior year as the additional headcount from the AirCard and Arada acquisitions were included in three quarters of 2013 as compared to the entire year in 2014.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, except percentage data)
Sales and marketing expense	$146,794	(6.5)%	$157,017	2.1%	$153,804

2015 vs 2014

Sales and marketing expense decreased for the year ended December 31, 2015 compared to the prior year due primarily to a reduction in personnel-related costs of $6.7 million, driven by a reduction in headcount attributable to the restructuring activities executed in the first quarter of 2015, and $2.7 million in outside professional services. Headcount decreased by 38 employees to 339 employees at December 31, 2015 compared to 377 employees at December 31, 2014.

We expect our sales and marketing expenses to slightly increase as a percentage of net revenue in the near term. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we introduce new products.

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

General and Administrative Expense

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, including legal costs associated with defending claims against us, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, except percentage data)
General and administrative expense	$45,313	(2.7)%	$46,552	(4.8)%	$48,915

2015 vs 2014

General and administrative expense decreased for the year ended December 31, 2015 compared to the prior year due primarily to a reduction in facilities, allocation and other expenses of $2.6 million and outside professional services of $0.7 million, partially offset by an increase in variable compensation of $2.2 million. Headcount decreased by 1 employee to 155 employees at December 31, 2015 compared to 156 employees at December 31, 2014.

We expect our general and administrative expenses to slightly increase in absolute dollar value in the near term but they could fluctuate depending on a number of factors, including the level and timing of expenditures associated with the litigation described in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

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

Restructuring and Other Charges

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, except percentage data)
Restructuring and other charges	$6,398	189.6%	$2,209	(58.6)%	$5,335

Restructuring and other charges increased for the year ended December 31, 2015 compared to the prior year. Expenses recognized for the year ended December 31, 2015 relate primarily to contract and employee termination charges, as well as other activities attributable to the restructuring actions announced in February 2015 primarily for the service provider business unit. During the year ended December 31, 2014, we recognized a charge of $1.4 million relating primarily to expenses associated with the early termination of a lease agreement in Canada and a charge of $0.8 million primarily relating to one-time separation charges associated with the departure of the retail business unit general manager. During the year ended December 31, 2013, we recognized $3.3 million in one-time separation charges associated with the consolidation of certain teams and locations in effort to drive efficiencies and realign resources to better focus on key growth markets. In addition, we recognized $1.9 million in transition costs relating to the AirCard acquisition completed in the second quarter of 2013 and $0.2 million relating to an office lease exit liability.

In the first fiscal quarter of 2016, we expect to incur restructuring charges of between approximately $1.5 million and $2.5 million related to the reduction of the cost structure of the service provider business unit and supporting functions. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our financial results could be negatively impacted.

Litigation Reserves, Net

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, except percentage data)
Litigation reserves, net	$(2,682)	165.3%	$(1,011)	**	$5,354
**Percentage data not meaningful

We recognized a benefit of $2.7 million during the year ended December 31, 2015 resulting from adjustments recorded to release litigation reserves previously accrued associated with the Ericsson patent litigation matter. We recognized $1.0 million benefits in litigation-related reserves during the year ended December 31, 2014 resulting from the adjustments made to decrease the accrued litigation reserves relating to Ericsson after the Federal Circuits issued its opinion and order in our appeal. In contrast, we recognized $5.4 million expenses during the year ended December 31, 2013 for costs relating primarily to the Ericsson and Ruckus litigation matters.

For a detailed discussion of our litigation matters, refer to Note 9, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Goodwill Impairment Charges

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, except percentage data)
Goodwill impairment charges	$—	(100.0)%	$74,196	**	$—
**Percentage data not meaningful

We did not recognize a goodwill impairment change during the years ended December 31, 2015 and December 31, 2013. We recognized a goodwill impairment charge of $74.2 million during the year ended December 31, 2014 related to our service provider business unit. The goodwill impairment was due to a decrease in the estimated fair value of the business resulting from a decline in the long-term revenue and profitability projections of the business.

Refer to Note 3, Balance Sheet Components, for additional information regarding the Company's goodwill impairment assessment.

Intangibles Impairment Charges

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, except percentage data)
Intangibles impairment charges	$—	**	$—	(100.0)%	$2,000
**Percentage data not meaningful

We did not recognize any intangibles impairment charges during the years ended December 31, 2015 and December 31, 2014. We recorded an intangibles impairment charge of $2.0 million during the year ended December 31, 2013 relating to the abandonment of certain IPR&D projects acquired in the AirCard acquisition.

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

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net, primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income, net, for the periods indicated:

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, except percentage data)
Interest income	$295	16.6%	$253	(36.8)%	$400
Other income (expense), net	(88)	**	2,455	**	(457)
Total interest income and other income, net	$207	(92.4)%	$2,708	**	$(57)
** Percentage change not meaningful.

2015 vs 2014

Total interest income and other income (expense), net, decreased for the year ended December 31, 2015 compared to the prior year. During the year ended December 31, 2014, we recognized income of $2.8 million relating to the execution of a litigation settlement agreement, which was partially offset by foreign currency losses incurred. In contrast, no significant other income (expense) was recognized during the year ended December 31, 2015.

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

Provision for Income Taxes

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, except percentage data)
Provision for income taxes	$36,980	68.3%	$21,973	(41.8)%	$37,765
Effective tax rate	43.2%		71.4%		40.6%

2015 vs 2014

Provision for income taxes increased for the year ended December 31, 2015 compared to the prior year due primarily to higher pretax income. The effective tax rate for the year ended December 31, 2015 differed from the U.S. statutory rate of 35% due to earnings from foreign jurisdictions, state taxes, tax credits and non-deductible expenses. The effective tax rate for December 31, 2014 differed from the U.S. statutory rate of 35% due to earnings from foreign jurisdictions, impairment of goodwill not deductible for tax, valuation allowance established to reduce certain deferred tax assets, state taxes, tax credits and non-deductible expenses. For the year ended December 31, 2015, tax on earnings from foreign operations increased the effective tax rate by 7.1 percentage points compared to an increase of 19.8 percentage points for 2014. The decrease in the effective tax rate from earnings of foreign operations in 2015 compared to 2014 resulted from the 2014 tax effect of non-deductible losses caused by the impairment of goodwill in foreign jurisdictions where no benefit can be claimed. The 2015 effective tax rate decreased by 7.8 percentage points when compared to 2014 for the 2014 goodwill impairments that are not deductible for U.S. federal and state tax purposes.

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

Retail

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(in thousands, except percentage data)
Net revenue	$614,367	20.9%	$508,100	(0.4)%	$509,924
Percentage of net revenue	47.2%		36.5%		37.3%
Contribution income	85,231	11.8%	76,266	3.9%	73,418
Contribution margin	13.9%		15.0%		14.4%

2015 vs 2014

Retail net revenue increased for the year ended December 31, 2015 compared to the prior year due primarily to an increase in gross shipments of home security camera, broadband gateways and home wireless products. In addition, the increase in retail net revenue was due to increasing average selling prices, mainly driven by our Nighthawk and Arlo product lines. Geographically, we experienced growth in the Americas, while net revenue in EMEA declined due primarily to challenges resulting from the macro-economic environment, increased competition and pricing pressures we continue to experience in the region, as well as weakening foreign currencies compared to the U.S. dollar. Net revenue in APAC also declined compared to the prior year period as a result of the strengthening of the U.S. dollar. We continue to see strong end-user demand for our recently introduced retail products, including the Nighthawk series and Arlo Smart Home cameras. Through the year ended December 31, 2015, we have continued to expand our distribution of Arlo with U.S. retail customers and in select international markets, driving sequential gross shipment growth in each of the four quarters of 2015. In contrast, we didn’t release the product until December of 2014.

Contribution income increased for the year ended December 31, 2015 compared to the prior year due primarily to the increase in net revenue, partially offset by the negative effects of increases in freight costs of $5.9 million and operating expenses of $16.9 million, primarily driven by an increase in research and development expenses.

2014 vs 2013

Retail net revenue decreased for the year ended December 31, 2014 compared to the prior year due primarily to a reduction in gross shipments of our multimedia and powerline products, partially offset by an increase in gross shipments of home wireless products and broadband gateways. Geographically, we experienced an increase in APAC and a decrease in EMEA and the Americas. We continued to see strong end-user demand for our retail products in 2014, however our net revenue was partially constrained by a reduction in weeks of inventory on-hand with our U.S retail channel partners.

Contribution income increased for the year ended December 31, 2014 compared to the prior year due primarily to the reduction of $4.3 million in operating expenses, primarily driven by a decrease in product marketing expenses.

Commercial

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(in thousands, except percentage data)
Net revenue	$264,846	(13.4)%	$305,677	(1.8)%	$311,261
Percentage of net revenue	20.4%		21.9%		22.7%
Contribution income	53,393	(24.6)%	70,810	6.5%	66,506
Contribution margin	20.2%		23.2%		21.4%

2015 vs 2014

Commercial net revenue decreased for the year ended December 31, 2015 compared to the prior year due primarily to a reduction in gross shipments of network storage, wireless products and switches. Geographically, we experienced a reduction in EMEA and APAC net revenue and a slight increase in the Americas. Commercial net revenue continued to be impacted by the difficult small business market climate in Europe and by weakening foreign currencies as compared to the U.S. dollar driving increased pricing pressures.

Contribution income decreased for the year ended December 31, 2015 compared to the prior year due primarily to a reduction in net revenue. This effect was further amplified by the reduction in operating expenses occurring at lower rate than the reduction of cost of revenue, primarily driven by an increase in product management and marketing expense of $1.0 million.

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

Service Provider

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(in thousands, except percentage data)
Net revenue	$421,482	(27.3)%	$579,738	5.7%	$548,448
Percentage of net revenue	32.4%		41.6%		40.0%
Contribution income	39,151	(17.7)%	47,547	(7.9)%	51,620
Contribution margin	9.3%		8.2%		9.4%

2015 vs 2014

Service provider net revenue decreased for the year ended December 31, 2015 compared to the prior year due primarily to a reduction in gross shipments in all geographies. As the profit margin of this business unit continued to deteriorate throughout 2014, we decided to restructure the business in the first quarter of 2015 to downsize the net revenue and cost structure of this business unit while focusing our resources on more profitable accounts and technologies. Service provider net revenue is also negatively impacted by the strengthening of U.S. dollars.

Contribution income decreased for the year ended December 31, 2015 compared to the prior year due primarily to a reduction in net revenue, partially offset by the positive effects of the reduction of operating expenses occurring at higher rate than the reduction of cost of revenue, primarily driven by decreases in research and development of $14.6 million and in sales and marketing expenses of $9.4 million. In the second half of 2015, the profit margin of this business unit returned to levels to be successful long term.

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

Liquidity and Capital Resources

As of December 31, 2015, we had cash, cash equivalents and short-term investments totaling $278.3 million. Our cash and cash equivalents balance increased from $141.2 million as of December 31, 2014 to $181.9 million as of December 31, 2015. Our short-term investments, which represent the investment of funds available for current operations, decreased from $115.9 million as of December 31, 2014 to $96.3 million as of December 31, 2015, due primarily to the maturity of treasuries being used to fund the repurchase of common stock during the period. Operating activities during the year ended December 31, 2015 generated cash of $110.4 million, compared to $109.0 million in 2014, resulting primarily from changes in working capital and in deferred income taxes, offset by a decrease in net income when excluding the $74.2 million of non-cash goodwill impairment charge. Investing activities during the year ended December 31, 2015 provided cash of $6.0 million, resulting primarily from net proceeds from the sales and maturities of short term investments, partially offset by purchases of property and equipment. During the year ended December 31, 2015, financing activities used cash of $75.6 million, primarily due to the repurchase of common stock, partially offset by proceeds from the issuance of common stock upon exercise of stock options and our employee stock purchase program.

Our days sales outstanding ("DSO") increased from 73 days as of December 31, 2014 to 77 days as of December 31, 2015. The increase is mainly due to extension of credits to retailers for holiday selling seasons, and our sales to retailers increased significantly during the 2015 holiday season compared to the 2014 holiday season.

Our accounts payable decreased from $106.4 million at December 31, 2014 to $90.5 million at December 31, 2015, primarily as a result of timing of payments.

Inventory decreased from $222.9 million at December 31, 2014 to $213.1 million at December 31, 2015. Ending inventory turns increased to 4.8 turns in the three months ended December 31, 2015, up from 4.5 turns in the three months ended December 31, 2014.

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

On October 21, 2008, October 17, 2014 and July 21, 2015, our Board of Directors authorized management to repurchase up to 6.0 million, 3.0 million and 3.0 million shares of our outstanding common stock, respectively, which, at the time of authorization, were incremental to the remaining shares under the share repurchase programs. Under the authorizations, we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. The timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of December 31, 2015, the share repurchase programs authorized prior to July 2015 have been completed and there were 2.2 million shares remaining in the buyback program. We repurchased, reported based on trade date, approximately 3.8 million shares of common stock at a cost of $117.7 million during the year ended December 31, 2015. During the years ended December 31, 2014 and December 31, 2013, we repurchased, reported based on trade date, approximately 2.8 million shares of common stock at a cost of $90.6 million and approximately 2.0 million shares of common stock at a cost of $63.1 million, respectively.

We also repurchased, as reported based on trade date, approximately 85,000 shares of common stock at a cost of $2.6 million, under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the year ended December 31, 2015. Similarly, during the years ended December 31, 2014 and December 31, 2013, we repurchased, as reported on trade date, approximately 82,000 shares of common stock at a cost of $2.6 million and 14,000 shares of common stock at a cost of $0.5 million, respectively, under the same program to help facilitate tax withholding for RSUs.

These shares were retired upon repurchase. Our policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

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

Backlog

As of December 31, 2015, we had a backlog of approximately $115.6 million, compared to approximately $114.6 million as of December 31, 2014, primarily due to product demand required in the future. Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with minimal penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net revenue for any succeeding period.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table describes our commitments to settle non-cancelable lease and purchase commitments as of December 31, 2015 (in thousands).

	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
Operating leases	$8,429	$11,359	$10,746	$23,209	$53,743
Purchase obligations	132,819	—	—	—	132,819
	$141,248	$11,359	$10,746	$23,209	$186,562

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended December 31, 2015, 2014, and 2013 was $9.8 million, $10.8 million and $9.9 million, respectively. The terms of some of the office leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. At December 31, 2015, we had $132.8 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

As of December 31, 2015 and December 31, 2014, we had $15.8 million and $16.3 million, respectively, of total gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $0.6 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal 2015.

Foreign Currency Transaction Risk

We invoice some of our international customers in foreign currencies including, but not limited to, the Australian dollar, British pound, euro, Canadian dollar, and Japanese yen. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand for our products could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies.

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

As of December 31, 2015, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $0.7 million net income, net of our hedged position, at December 31, 2015. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2015 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the year ended December 31, 2015, 20% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NETGEAR, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of NETGEAR, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, CA
February 19, 2016

NETGEAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$181,945	$141,234
Short-term investments	96,321	115,895
Accounts receivable, net	290,642	275,689
Inventories	213,118	222,883
Deferred income taxes	—	29,039
Prepaid expenses and other current assets	39,117	38,225
Total current assets	821,143	822,965
Property and equipment, net	22,384	29,694
Intangibles, net	48,947	66,230
Goodwill	81,721	81,721
Other non-current assets	76,374	48,077
Total assets	$1,050,569	$1,048,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,546	$106,357
Accrued employee compensation	27,868	21,588
Other accrued liabilities	166,282	143,742
Deferred revenue	29,125	30,023
Income taxes payable	1,951	2,406
Total current liabilities	315,772	304,116
Non-current income taxes payable	14,444	15,252
Other non-current liabilities	11,643	7,754
Total liabilities	341,859	327,122
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shares issued and outstanding: 32,600,990 and 34,709,022 at December 31, 2015 and 2014, respectively	33	35
Additional paid-in capital	513,047	454,144
Accumulated other comprehensive income	3	38
Retained earnings	195,627	267,348
Total stockholders’ equity	708,710	721,565
Total liabilities and stockholders’ equity	$1,050,569	$1,048,687

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net revenue	$1,300,695	$1,393,515	$1,369,633
Cost of revenue	933,016	995,597	976,018
Gross profit	367,679	397,918	393,615
Operating expenses:
Research and development	86,499	90,902	85,168
Sales and marketing	146,794	157,017	153,804
General and administrative	45,313	46,552	48,915
Restructuring and other charges	6,398	2,209	5,335
Litigation reserves, net	(2,682)	(1,011)	5,354
Goodwill impairment charges	—	74,196	—
Intangibles impairment charges	—	—	2,000
Total operating expenses	282,322	369,865	300,576
Income from operations	85,357	28,053	93,039
Interest income	295	253	400
Other income (expense), net	(88)	2,455	(457)
Income before income taxes	85,564	30,761	92,982
Provision for income taxes	36,980	21,973	37,765
Net income	$48,584	$8,788	$55,217
Net income per share:
Basic	$1.47	$0.25	$1.44
Diluted	$1.44	$0.24	$1.42
Weighted average shares used to compute net income per share:
Basic	33,161	35,771	38,379
Diluted	33,788	36,445	38,948

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$48,584	$8,788	$55,217
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	—	(22)	89
Unrealized loss on available-for-sale securities	(56)	(14)	(40)
Other comprehensive income (loss), before tax	(56)	(36)	49
Tax benefit related to items of other comprehensive income	21	5	16
Other comprehensive income (loss), net of tax	(35)	(31)	65
Comprehensive income	$48,549	$8,757	$55,282
The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2012	38,342	$38	$394,427	$4	$360,142	$754,611
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(24)	—	(24)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	89	—	89
Net income	—	—	—	—	55,217	55,217
Stock-based compensation expense	—	—	17,419	—	—	17,419
Purchase and retirement of common stock	(2,018)	(1)	—	—	(63,583)	(63,584)
Issuance of common stock under stock-based compensation plans	516	—	9,626	—	—	9,626
Tax impact from exercises and cancellations of stock options	—	—	429	—	—	429
Balance at December 31, 2013	36,840	37	421,901	69	351,776	773,783
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(9)	—	(9)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(22)	—	(22)
Net income	—	—	—	—	8,788	8,788
Stock-based compensation expense	—	—	19,983	—	—	19,983
Purchase and retirement of common stock	(2,908)	(2)	—	—	(93,216)	(93,218)
Issuance of common stock under stock-based compensation plans	777	—	12,741	—	—	12,741
Tax impact from exercises and cancellations of stock options	—	—	(481)	—	—	(481)
Balance at December 31, 2014	34,709	35	454,144	38	267,348	721,565
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(35)	—	(35)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	—	—	—
Net income	—	—	—	—	48,584	48,584
Stock-based compensation expense	—	—	16,813	—	—	16,813
Purchase and retirement of common stock	(3,855)	(4)	—	—	(120,305)	(120,309)
Issuance of common stock under stock-based compensation plans	1,747	2	44,323	—	—	44,325
Tax impact from exercises and cancellations of stock options	—	—	(2,233)	—	—	(2,233)
Balance at December 31, 2015	32,601	$33	$513,047	$3	$195,627	$708,710

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$48,584	$8,788	$55,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,850	35,590	32,854
Purchase premium amortization/discount accretion on investments, net	(57)	11	1,103
Non-cash stock-based compensation	16,825	20,014	17,462
Income tax impact associated with stock option exercises	(2,233)	(481)	429
Excess tax benefit from stock-based compensation	(759)	(485)	(767)
Goodwill impairment charges	—	74,196	—
Intangibles impairment charges	—	—	2,000
Deferred income taxes	(710)	(20,261)	(7,927)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(14,952)	(9,205)	(10,470)
Inventories	9,765	1,573	(46,679)
Prepaid expenses and other assets	560	(7,905)	(4,615)
Accounts payable	(14,990)	(8,236)	36,250
Accrued employee compensation	6,280	5,037	(1,787)
Other accrued liabilities	29,987	2,574	15,069
Deferred revenue	(2,496)	5,188	(1,211)
Income taxes payable	(1,263)	2,566	(26)
Net cash provided by operating activities	110,391	108,964	86,902
Cash flows from investing activities:
Purchases of short-term investments	(110,316)	(145,186)	(153,464)
Proceeds from sales and maturities of short-term investments	130,273	134,827	275,406
Purchase of property and equipment	(14,000)	(19,338)	(18,050)
Payments for patents	—	—	(275)
Proceeds from sale of cost method investments	—	—	3,890
Payments made in connection with business acquisitions, net of cash acquired	—	(1,050)	(147,240)
Net cash provided by (used in) investing activities	5,957	(30,747)	(39,733)
Cash flows from financing activities:
Purchase and retirement of common stock	(120,309)	(93,218)	(63,585)
Proceeds from exercise of stock options	40,928	9,979	7,487
Proceeds from issuance of common stock under employee stock purchase plan	2,985	2,762	2,139
Excess tax benefit from stock-based compensation	759	485	767
Net cash used in financing activities	(75,637)	(79,992)	(53,192)
Net increase (decrease) in cash and cash equivalents	40,711	(1,775)	(6,023)
Cash and cash equivalents, at beginning of year	141,234	143,009	149,032
Cash and cash equivalents, at end of year	$181,945	$141,234	$143,009
Supplemental Cash Flow Information:
Cash paid for income taxes	$40,273	$38,938	$45,982
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

The Company operates in three specific business segments: retail, commercial, and service provider. The Company believes this structure enables it to better focus its efforts on the Company's core customer segments and allows it to be more nimble and opportunistic as a company overall. Each business unit contains leadership focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of these customer segments. The retail business unit is focused on individual consumers and consists of high performance, dependable and easy-to-use home networking, home video security, storage and digital media products. The commercial business unit is focused on small and medium-sized businesses and consists of business networking, storage and security solutions that bring enterprise class functionality at an affordable price. The service provider business unit is focused on the service provider market and consists of made-to-order and retail-proven whole home networking hardware and software solutions, as well as 4G LTE hotspots sold to service providers for sale to their subscribers.

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

As of December 31, 2015 and December 31, 2014, Best Buy, Inc. accounted for 37% and 21% of the Company's total accounts receivable, respectively, and no other customers accounted for 10% or greater of the Company's total accounts receivable.

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

Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were insignificant for the years ended December 31, 2015, 2014 and 2013.

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

We did not recognize any goodwill impairment charges during the years ended December 31, 2015 and 2013 and recorded a goodwill impairment charge of $74.2 million which was the entire goodwill balance related to the service provider reporting unit.

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

In the fourth quarter of fiscal year 2015, the Company saw a decline in net revenue in the service provider reporting unit. According to its customers, purchase constraints will tighten further in 2016 and for the foreseeable future. Due to the decline in the long-term revenue and profit outlook, the Company performed the recoverability test of the long-lived assets within the service provider reporting unit. The Company estimated the undiscounted future cash flows directly associated with each asset group and compared the amounts to the carrying value of each asset group. Based on the results of the recoverability test, the sum of undiscounted future cash flows was greater than the carrying value of each asset group and therefore no impairment was recorded. The Company also reviewed the depreciation and amortization policies for the long-lived asset groups and ensured the remaining useful lives are appropriate.

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

In the third quarter of 2013, the Company recorded an impairment charge of $2.0 million related to the abandonment of certain IPR&D projects obtained in the AirCard acquisition in 2013. As of the end of the second quarter of 2014, all of the remaining IPR&D had reached technical feasibility and was reclassified to definite-lived intangibles with an estimated useful life of four years. No other impairments to long-lived assets were recognized in the years ended December 31, 2015, 2014 and 2013.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Revenue recognition

Revenue from product sales is generally recognized at the time the product is shipped provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for some of the Company's customers, title passes to the customer upon delivery to the port or country of destination, upon their receipt of the product, or upon the customer's resale of the product. At the end of each fiscal quarter, the Company estimates and defers revenue related to product where title has not transferred. The revenue continues to be deferred until such time that title passes to the customer. The Company assesses collectability based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the creditworthiness of the customer. If the Company determines that collection is not reasonably assured, then revenue is deferred until receipt of the payment from the customer.

The Company has product offerings with multiple elements. The Company's multiple-element product offerings include networking hardware with embedded software, various software subscription services, and support, which are considered separate units of accounting. In general, the networking hardware with embedded software is delivered up front, while the subscription services and support are delivered over the subscription and support period. The Company allocates revenue to the software deliverables and the non-software deliverables (including software deliverables which function together with hardware deliverables to provide the product's essential functionality) based upon their relative selling price. Revenue allocated to each unit of accounting is then recognized when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $10.4 million, $10.5 million and $11.6 million in the years ended December 31, 2015, 2014 and 2013 respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $19.4 million, $19.1 million, and $18.0 million in the years ended December 31, 2015, 2014 and 2013 respectively.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" (Topic 330). The new guidance changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. ASU 2015-11 should be applied on a prospective basis and is effective for the Company beginning in the first fiscal quarter of 2017. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" (Topic 740), which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. ASU 2015-17 may be adopted either prospectively or retrospectively and is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company elected early adoption ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The changes to the current US GAAP financial instruments model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

instruments. The Company is currently evaluating what impact, if any, the adoption of this standard will have on its results of its financial position, results of operations or cash flows.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Company acquired $9.5 million in in-process research and development (“IPR&D”) projects. The value was calculated based on the present value of future estimated cash flows discounted at 13.0%, derived from projections of future revenues attributable to the assets, expected economic life of the assets, and royalty rates. IPR&D acquired is considered indefinite lived intangibles until research and development efforts associated with the projects are completed or abandoned. The most significant of the acquired IPR&D projects relate to multimode LTE technologies, Mobile Hot Spot, USB dongle, and Module form factors. During the third quarter of 2013, the Company recorded an intangibles impairment charge of $2.0 million related to the abandonment of certain IPR&D projects previously acquired. As of the end of the second quarter of 2014, $7.5 million of the acquired IPR&D had reached technical feasibility and was reclassified to definite-lived intangibles and with an estimated useful life of four years.
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
The unaudited pro forma financial information is as follows (in thousands):

Year Ended December 31, 2013
(in millions)
Net revenue	$1,415
Net income	$57

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3. Balance Sheet Components (in thousands)

Available-for-sale short-term investments

	As of
	December 31, 2015				December 31, 2014
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. treasuries	$95,057	$1	$(65)	$94,993	$114,944	$6	$(15)	$114,935
Certificates of deposits	147	—	—	147	158	—	—	158
Total	$95,204	$1	$(65)	$95,140	$115,102	$6	$(15)	$115,093

The Company’s short-term investments are primarily comprised of marketable securities that are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than 12 months.

Cost method investments

The carrying value of the Company's cost method investments was $0.1 million and $1.3 million for the years ended December 31, 2015 and December 31, 2014. These investments are included in other non-current assets in the consolidated balance sheets and are carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. There were no impairments recognized in the years ended December 31, 2015, December 31, 2014 and December 31, 2013. Realized gains and losses on these investments are reported in other income (expense), net in the consolidated statements of operations. No material gains or losses were recorded in the years ended December 31, 2015, 2014 and 2013.

Accounts receivable, net

	As of
	December 31, 2015	December 31, 2014
Gross accounts receivable	$309,926	$296,239
Allowance for doubtful accounts	(1,255)	(1,255)
Allowance for sales returns	(15,904)	(17,489)
Allowance for price protection	(2,125)	(1,806)
Total allowances	(19,284)	(20,550)
Total accounts receivable, net	$290,642	$275,689

Inventories

	As of
	December 31, 2015	December 31, 2014
Raw materials	$4,292	$3,625
Work-in-process	2	8
Finished goods	208,824	219,250
Total inventories	$213,118	$222,883

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

	As of
	December 31, 2015	December 31, 2014
Computer equipment	$11,161	$9,779
Furniture, fixtures and leasehold improvements	18,317	19,379
Software	30,396	29,294
Machinery and equipment	66,662	60,135
Total property and equipment, gross	126,536	118,587
Accumulated depreciation and amortization	(104,152)	(88,893)
Total property and equipment, net	$22,384	$29,694

Depreciation and amortization expense pertaining to property and equipment was $18.1 million, $17.6 million and $17.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Intangibles, net

The following tables present details of the Company’s purchased intangibles:

	Gross	Accumulated Amortization	Net
December 31, 2015
Technology	$61,099	$(48,485)	$12,614
Customer contracts and relationships	56,500	(23,290)	33,210
Other	10,545	(7,422)	3,123
Total intangibles, net	128,144	(79,197)	48,947

	Gross	Accumulated Amortization	Net
December 31, 2014
Technology	$61,099	$(39,341)	$21,758
Customer contracts and relationships	56,500	(16,205)	40,295
Other	10,545	(6,368)	4,177
Total intangibles, net	$128,144	$(61,914)	$66,230

Amortization of purchased intangibles in the years ended December 31, 2015, 2014 and 2013 was $17.3 million, $17.9 million and $15.5 million, respectively. In the year ended December 31, 2013, the Company recorded an impairment charge of $2.0 million due to the abandonment of IPR&D acquired as part of the AirCard acquisition. No impairment charges were recorded in the years ended December 31, 2015 and 2014.

Estimated amortization expense related to finite-lived intangibles for each of the next five years and thereafter is as follows:

Year Ended December 31,	Amount
2016	$16,921
2017	11,386
2018	7,871
2019	6,028
2020	5,316
Thereafter	1,425
Total expected amortization expense	$48,947

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2015 and 2014 are as follows:

	Retail	Commercial	Service Provider	Total
Goodwill at December 31, 2013	$45,442	$36,279	$74,196	$155,916
Goodwill impairment charges	—	—	(74,196)	(74,196)
Goodwill at December 31, 2014	45,442	$36,279	—	81,721
Goodwill impairment charges	—	—	—	—
Goodwill at December 31, 2015	$45,442	$36,279	$—	$81,721

In the fourth fiscal quarter of 2015, the Company completed the annual impairment test of goodwill. The test was performed as of the first day of the fourth quarter.

The Company performed a qualitative test for goodwill impairment of the retail and commercial reporting units as of September 28, 2015. Based upon the results of the qualitative testing, the respective fair values of the retail and commercial reporting units were substantially in excess of these reporting units’ carrying values. The Company believes it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values and therefore performing the first step of the two-step impairment test for the retail and commercial reporting units was unnecessary. No goodwill impairment was recognized for the retail and commercial reporting units in the years ended December 31, 2015, 2014 or 2013.

In the fourth quarter of fiscal year 2014, the Company recorded a goodwill impairment charge of $74.2 million related to the service provider reporting unit in the year ended December 31, 2014.

There were no impairments to goodwill in the years ended December 31, 2015 and 2013. Accumulated goodwill impairment charges for the years ended December 31, 2015 and 2014, was $74.2 million and $74.2 million, respectively.

Other non-current assets

	As of
	December 31, 2015		December 31, 2014
Non-current deferred income taxes	$68,445	*	$38,696
Cost method investments	105		1,322
Other	7,824		8,059
Total other non-current assets	$76,374		$48,077
* Includes a reclassification of the net current deferred tax asset to the net non-current deferred tax asset in the consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted. Refer to Note 1, The Company and Summary of Significant Accounting Policies, for additional information regarding the early adoption of the ASU 2015-17.

Other accrued liabilities

	As of
	December 31, 2015	December 31, 2014
Sales and marketing programs	$69,693	$54,582
Warranty obligation	56,706	44,888
Freight	5,748	6,827
Other	34,135	37,445
Total other accrued liabilities	$166,282	$143,742

Note 4. Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in its consolidated statements of operations.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the year ended December 31, 2015, the Company incurred restructuring and other charges of $6.4 million. Restructuring charges recognized are primarily related to contract and employee termination charges, as well as other activities attributable to the restructuring actions announced in February 2015. During the year ended December 31, 2014, the Company incurred restructuring charges of $2.2 million. The Company recognized a charge of $1.4 million relating primarily to expenses associated with the early termination of a lease agreement in Canada and $0.8 million relating to one-time separation costs, primarily relating to the departure of the general manager of the retail business unit in the first quarter of 2014.

The following tables provide a summary of accrued restructuring and other charges activity for the years ended December 31, 2015 and 2014:

	Restructuring	Acquisition transition costs	Total
	(in thousands)
Balance at December 31, 2013	$1,013	$10	$1,023
Additions	2,228	6	2,234
Cash payments	(2,901)	(16)	(2,917)
Adjustments	(24)	—	(24)
Balance at December 31, 2014	316	—	316
Additions (a)	5,946	—	5,946
Cash payments	(5,736)	—	(5,736)
Balance at December 31, 2015	$526	$—	$526
(a) Total restructuring and other charges recognized in the Company's consolidated statement of operations for the year ended December 31, 2015 includes non-cash charges and adjustments, net of $0.5 million. These amounts have been excluded from the table above.

Note 5. Derivative Financial Instruments

The Company’s subsidiaries have had, and will continue to have material future cash flows, including revenue and expenses, which are denominated in currencies other than the Company’s functional currency. The Company and all its subsidiaries designate the U.S. dollar as the functional currency. Changes in exchange rates between the Company’s functional currency and other currencies in which the Company transacts business will cause fluctuations in cash flow expectations and cash flow realized or settled. Accordingly, the Company uses derivatives to mitigate its business exposure to foreign exchange risk. The Company enters into foreign currency forward contracts in Australian dollars, British pounds, Euros, Canadian dollar, and Japanese yen to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses and existing assets and liabilities. The Company does not enter into derivatives transactions for trading or speculative purposes.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheet to which they were recorded as of December 31, 2015, and December 31, 2014, are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair value at December 31, 2015	Balance Sheet Location	Fair value at December 31, 2014
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$3,203	Prepaid expenses and other current assets	$2,416
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	2	Prepaid expenses and other current assets	—
Total		$3,205		$2,416

Derivative Liabilities	Balance Sheet Location	Fair value at December 31, 2015	Balance Sheet Location	Fair value at December 31, 2014
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$447	Other accrued liabilities	$409
Derivative liabilities designated as hedging instruments	Other accrued liabilities	4	Other accrued liabilities	38
Total		$451		$447

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

The following tables set forth the offsetting of derivative assets as of December 31, 2015 and December 31, 2014 (in thousands):

As of December 31, 2015				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$577	$—	$577	$(56)	$—	$521
Wells Fargo	2,628	—	2,628	(395)	—	2,233
Total	$3,205	$—	$3,205	$(451)	$—	$2,754

As of December 31, 2014				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$319	$—	$319	$(16)	$—	$303
Wells Fargo	2,097	—	2,097	(431)	—	1,666
Total	$2,416	$—	$2,416	$(447)	$—	$1,969

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative liabilities as of December 31, 2015 and December 31, 2014 (in thousands):

As of December 31, 2015				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$56	$—	$56	$(56)	$—	$—
Wells Fargo	395	—	395	(395)	—	—
Total	$451	$—	$451	$(451)	$—	$—

As of December 31, 2014				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$16	$—	$16	$(16)	$—	$—
Wells Fargo	431	—	431	(431)	—	—
Total	$447	$—	$447	$(447)	$—	$—

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in the fair value of such derivative instruments are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the years ended December 31, 2015, 2014 and 2013.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s derivative instruments on OCI and the consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2015
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$453	Net revenue	$462	Other income (expense), net	$(52)
Foreign currency forward contracts	—	Cost of revenue	6	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(15)	Other income (expense), net	—
Total	$453		$453		$(52)

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2014
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$292	Net revenue	$459	Other income (expense), net	$(144)
Foreign currency forward contracts	—	Cost of revenue	4	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(149)	Other income (expense), net	—
Total	$292		$314		$(144)

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2013
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$775	Net revenue	$844	Other income (expense), net	$(117)
Foreign currency forward contracts	—	Cost of revenue	(9)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(149)	Other income (expense), net	—
Total	$775		$686		$(117)

(a)	Refer to Note 10, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the years ended December 31, 2015, 2014 and 2013.

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

The effects of the Company’s derivatives not designated as hedging instruments in other income (expense), net in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Amount of Gains (Losses) Recognized in Income on Derivative
		Year ended December 31,
		2015	2014	2013
Foreign currency forward contracts	Other income (expense), net	4,956	4,897	$458

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net income per share for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands, except per share data):

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Numerator:
Net income	$48,584	$8,788	$55,217

Denominator:
Weighted average common shares - basic	33,161	35,771	38,379
Potentially dilutive common share equivalent	627	674	569
Weighted average common shares - dilutive	33,788	36,445	38,948

Basic net income per share	$1.47	$0.25	$1.44
Diluted net income per share	$1.44	$0.24	$1.42

Anti-dilutive employee stock-based awards, excluded	1,807	2,617	2,846

Note 7. Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Foreign currency transaction loss, net	$(5,114)	$(5,642)	$(1,592)
Foreign currency contract gain, net	4,904	4,753	341
Gain on litigation settlements	—	2,800	—
Other	122	544	794
Total	$(88)	$2,455	$(457)

Note 8. Income Taxes

Income before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$88,681	$25,152	$91,318
International	(3,117)	5,609	1,664
Total	$85,564	$30,761	$92,982

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2015	2014	2013
Current:
U.S. Federal	$30,970	$29,089	$30,989
State	3,139	2,873	3,751
Foreign	6,105	10,930	11,224
	40,214	42,892	45,964
Deferred:
U.S. Federal	(2,645)	(20,347)	(6,741)
State	134	(326)	(1,164)
Foreign	(723)	(246)	(294)
	(3,234)	(20,919)	(8,199)
Total	$36,980	$21,973	$37,765

Net deferred tax assets consist of the following (in thousands):

	Year Ended December 31,
	2015		2014
Deferred Tax Assets:
Accruals and allowances	$29,279		$25,756
Net operating loss carryforwards	5,353		6,210
Stock-based compensation	9,895		12,416
Deferred rent	2,740		2,137
Deferred revenue	1,185		1,654
Tax credit carryforwards	2,262		1,769
Acquired intangibles	22,778		21,916
Other	—		142
Total deferred tax assets	73,492		72,000

Deferred Tax Liabilities:
Depreciation and amortization	(967)		(1,245)
Other	(438)		—
Total deferred tax liabilities	(1,405)		(1,245)

Valuation Allowance**:	(3,642)		(3,020)

Net deferred tax assets	$68,445		$67,735

Current portion	$—		$29,039
Non-current portion	68,445	*	38,696
Net deferred tax assets	$68,445		$67,735
* This includes a reclassification of the net current deferred tax asset to the net non-current deferred tax asset in the consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted. Refer to Note 1, The Company and Summary of Significant Accounting Policies, for additional information regarding the early adoption of the ASU 2015-17.
** Valuation allowance is presented gross. The valuation allowance net of the federal tax effect is ($2,367) and ($1,963) for the years ended December 31, 2015 and December 31, 2014, respectively.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Management's judgment is required in determining the Company's provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. As of December 31, 2015, a valuation allowance of $3.6 million was placed against California deferred tax assets since the recovery of the assets is uncertain. There was a valuation allowance of $3.0 million placed against deferred tax assets as of December 31, 2014. Accordingly, the valuation allowance increased $0.6 million during 2015. In management's judgment it is more likely than not that the remaining deferred tax assets will be realized in the future as of December 31, 2015, and as such no valuation allowance has been recorded against the remaining deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2015	2014	2013
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	2.6%	2.5%	2.2%
Impact of international operations	7.1%	19.8%	3.9%
Stock-based compensation	(0.4)%	5.5%	1.8%
Tax credits	(1.2)%	(3.8)%	(1.9)%
Valuation allowance	—%	3.5%	—%
Goodwill impairment	—%	7.8%	—%
Others	0.1%	1.1%	(0.4)%
Provision for income taxes	43.2%	71.4%	40.6%

Income tax benefits (detriments) in the amount of $(2.2) million, $(0.5) million and $0.4 million related to stock options were credited to additional paid-in capital during the years ended December 31, 2015, 2014, and 2013, respectively. As a result of changes in fair value of available for sale securities, income tax benefit of $21,000 , $5,000 and $16,000 were recorded in comprehensive income related to the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015, the Company has approximately $15.3 million and $50,000 of acquired federal and state net operating loss carry forwards as well as $2.3 million of California tax credits carryforwards. All of these losses are subject to annual usage limitations under Internal Revenue Code Section 382. The federal losses expire in different years beginning in fiscal 2021. The state loss begins to expire in fiscal 2017. The state tax credit carryforwards have no expiration.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years before 2009. The Company is no longer subject to foreign income tax examinations before 2004. In November 2012, the Italian Tax Authority (ITA) commenced an audit of the Company’s 2004 through 2011 tax years, and has subsequently extended audit procedures to include the 2012 tax year. The Company is currently in litigation with the ITA with respect to all of these years. In April 2015, the German Tax Authority commenced an examination of the Company’s 2008 and 2013 tax years. The examination is ongoing. The Company has limited audit activity in various states and other foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $0.6 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows (in thousands):

Federal, State, and Foreign Tax
Gross UTB Balance at December 31, 2012	$12,339
Additions based on tax positions related to the current year	1,866
Additions for tax positions of prior years	4,106
Settlements	(3,134)
Reductions for tax positions of prior years	(1,163)
Reductions due to lapse of applicable statutes	(1,314)
Adjustments due to foreign exchange rate movement	43
Gross UTB Balance at December 31, 2013	12,743
Additions based on tax positions related to the current year	1,894
Additions for tax positions of prior years	1,722
Settlements	(503)
Reductions for tax positions of prior years	(152)
Reductions due to lapse of applicable statutes	(1,838)
Adjustments due to foreign exchange rate movement	(502)
Gross UTB Balance at December 31, 2014	$13,364
Additions based on tax positions related to the current year	1,608
Additions for tax positions of prior years	228
Settlements	(199)
Reductions for tax positions of prior years	(302)
Reductions due to lapse of applicable statutes	(1,053)
Adjustments due to foreign exchange rate movement	(816)
Gross UTB Balance at December 31, 2015	12,830

The total amount of net UTB that, if recognized would affect the effective tax rate as of December 31, 2015 is $11.3 million. The ending net UTB results from adjusting the gross balance at December 31, 2015 for items such as U.S. federal and state deferred tax, foreign tax credits, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2015, 2014, and 2013, total interest and penalties expensed were $0.1 million, $1.1 million and $0.4 million, respectively. As of December 31, 2015 and 2014, accrued interest and penalties on a gross basis was $3.1 million and $3.0 million, respectively. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

With the exception of those foreign sales subsidiaries for which deferred tax has been provided, the Company intends to indefinitely reinvest foreign earnings. These earnings were approximately $136.9 million and $78.3 million as of December 31, 2015 and December 31, 2014, respectively. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

Note 9. Commitments and Contingencies

Leases

The Company leases office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended, December 31, 2015, 2014, and 2013 was $9.8 million, $10.8 million and $9.9 million, respectively. The terms of some of the Company’s office leases provide for rental payments on a graduated scale.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2016	$8,429
2017	5,761
2018	5,598
2019	5,342
2020	5,404
Thereafter	23,209
Total minimum lease payments	$53,743

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have stock options vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of December 31, 2015.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At December 31, 2015, the Company had approximately $133 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Warranty obligations

Changes in the Company's warranty liability, which is included as a component of “Other accrued liabilities” in the consolidated balance sheets, are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at the beginning of the year	$44,888	$48,754	$46,659
Provision for warranty obligations made during the year	80,085	62,709	69,755
Settlements made during the year	(68,267)	(66,575)	(67,660)
Balance at the end of year	$56,706	$44,888	$48,754

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2015.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2015.

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

Ericsson v. NETGEAR, Inc.

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson (collectively “Ericsson”) filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516 (the “‘516 Patent”); 6,330,435 (the “‘435 Patent”); 6,424,625 (the “‘625 Patent”); 6,519,223 (the “‘223 Patent”); 6,772,215 (the “‘215 Patent”); 5,987,019 (the “‘019 Patent”); 6,466,568 (the “‘568 Patent”); and 5,771,468 (the “'468 Patent"). Ericsson generally alleges that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants' IEEE 802.11-compliant products. In addition, Ericsson alleged that the Company infringed the claimed methods and apparatuses of the '468 Patent through the Company's PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on June 9, 2011, the Court set a Markman (claim construction) hearing for June 28, 2012 and trial for June 3, 2013. On June 21, 2012, Ericsson dismissed the '468 Patent (“Multi-purpose base station”) with prejudice and gave the Company a covenant not to sue as to products in the marketplace now or in the past. On June 22, 2012, Intel filed its Complaint in Intervention, meaning that Intel became an official defendant in the Ericsson case. During the exchange of the expert reports, Ericsson dropped the '516 Patent (the OFDM “pulse shaping” patent). In addition, Ericsson dropped the '223 Patent (packet discard patent) against all the defendants' products, except for those products that use Intel chips. Thus, Ericsson has now dropped the '468 Patent (wireless base station), the '516 Patent (OFDM pulse shaping), and the '223 Patent (packet discard patent) for all non-Intel products.

A jury trial in the Ericsson case occurred in the Eastern District of Texas from June 3 through June 13, 2013. After hearing the evidence, the jury found no infringement of the '435 and '223 Patents, and the jury found infringement of claim 1 of the '625

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Patent, claims 1 and 5 of the '568 Patent, and claims 1 and 2 of the '215 Patent. The jury also found that there was no willful infringement by any defendant. Additionally, the jury found no invalidity of the asserted claims of the '435 and '625 Patents. The jury assessed the following damages against the defendants: D-Link: $435,000; NETGEAR: $3,555,000; Acer/Gateway: $1,170,000; Dell: $1,920,000; Toshiba: $2,445,000; Belkin: $600,000. The damages awards equated to 15 cents per unit for each accused 802.11 device sold by each defendant (5 cent per patent).

On December 16, 2013, the Company and defendants submitted their appeal brief to the Federal Circuit. Ericsson filed its response brief on February 20, 2014, and the defendants filed their reply brief before on March 24, 2014. The oral arguments before the Federal Circuit took place on June 5, 2014.

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
Agenzia Entrate Provincial Revenue Office 1 of Milan v. NETGEAR International, Inc.

In November 2012, the Italian tax police began a comprehensive tax audit of NETGEAR International, Inc.’s Italian Branch. The scope of the audit initially was from 2004 through 2011 and was subsequently expanded to include 2012. The tax audit encompasses Corporate Income Tax (IRES), Regional Business Tax (IRAP) and Value-Added Tax (VAT). In December 2013, December 2014, August 2015, and December 2015 an assessment was issued by Inland Revenue Agency, Provincial Head Office No. 1 of Milan-Auditing Department (Milan Tax Office) for the 2004 tax year, the 2005 through 2007 tax years, the 2008 through 2010 tax years, and the 2011 through 2012 tax years, respectively. In May 2014, the Company filed with the Provincial Tax Court of Milan (Tax Court) a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2004 year. The hearing was held and decision was issued on November 7, 2014. The Tax Court found in favor of the Company and nullified the assessment by the Inland Revenue Agency for 2004. The Inland Revenue Agency appealed the decision of the Tax Court on June 12, 2015. The Company filed its counter appeal with respect to the 2004 year during September 2015. With respect to 2005 through 2007, the Company filed its briefs with the Tax Court in mid-February. In June, 2015, the Company filed with the Provincial Tax Court of Milan (Tax Court) a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2005 through 2007 tax years. The hearing for suspension was held and the Request for Suspension of payment was granted. The hearing for the validity of the tax assessment was held in December 2015 and we are awaiting a decision from the court. With respect to 2008 through 2010, the Company filed its briefs with the Tax Court in October 2015. With respect to 2011 through 2012, the Company plans to file its briefs with the Tax Court to contest this assessment. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Via Vadis v. NETGEAR, Inc.

On August 22, 2014, the Company was sued by Via Vadis, LLC and AC Technologies, S.A. (“Via Vadis”), in the Western District of Texas. The complaint alleges that the Company’s ReadyNAS and Stora products “with built-in BitTorrent software" allegedly infringe three related patents of Via Vadis (U.S. Patent Nos. 7,904,680, RE40, 521, and 8,656,125). Via Vadis filed similar complaints against Belkin, Buffalo, Blizzard, D-Link, and Amazon.

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

On February 5, 2015, the Court set the claim construction hearing for December 4, 2015 and allowed discovery for claim construction purposes to commence. On February 6, 2015, the Company filed its motion to transfer venue from the Western District of Texas to the Northern District of California with the Court; on February 13, 2015, Via Vadis filed its opposition to the Company’s motion to transfer; and on February 20, 2015, the Company filed its reply brief on its motion to transfer. In early April 2015, the Company received the plaintiff’s infringement contentions, and on June 12, 2015, the defendants served invalidity contentions. Discovery in the case was stayed until the Court issues its claim construction order. On July 30, 2015 the Court granted the Company’s motion to transfer venue to the Northern District of California. In addition, the Company learned that Amazon and Blizzard filed petitions for the inter partes reviews (“IPRs”) for the patents in suit. On October 30, 2015, the Company and Via Vadis filed a joint stipulation requesting that the Court vacate all deadlines and enter a stay of all proceedings in the case pending the Patent Trial and Appeal Board’s final non-appealable decision on the IPRs initiated by Amazon and Blizzard. On November 2, 2015 the Court granted the requested stay.

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

On July 16, 2015, the Company filed with the Court a motion to transfer venue from the Eastern District of Texas to the Northern District of California. On August 17, 2015, Wetro Lan filed with the Court its opposition to the Company’s motion to transfer venue, and on August 24, 2015 the Company filed its Reply in Support of Transfer as filed. In November 2015, Wetro Lan filed a notice requesting a scheduling conference from which deadlines in the case arise. On January 29, 2016, the Court issued an order consolidating twenty Wetro Lan cases, including the case against the Company for all pretrial issues, except for venue. In the lead case, Wetro Lan v. ADTRAN (No. 2:15-cv-00041), the Court has not yet issued any docket control order or set any scheduling conference. The Court also has not yet ruled on the Company’s transfer motion.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company answered the complaint on July 23, 2015 asserting various defenses, including noninfringement and invalidity of the patent in suit.

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

The Court held its initial scheduling conference on September 30, 2015. The Company’s invalidity contentions were submitted on November 25, 2015.

Frequency Systems granted RPX Corporation members a license sometime in the fall of 2015. This was significant because the Company’s products that use WiFi chipsets of licensed companies (i.e. companies that are RPX members) became licensed to the ‘205 Patent, and essentially all of the Company’s WiFi chip providers are licensed to the ‘205 patent through their RPX membership.

Accordingly, on November 23, 2015, Frequency Systems submitted an unopposed motion to dismiss its claims for relief against the Company without prejudice and with all attorneys’ fees, costs of Court, and expenses borne by the party incurring same. On December 14, 2015, the Court ordered that Frequency Systems’ claims for relief against the Company be dismissed without prejudice.

There was no material financial impact to the Company resulting from this litigation matter.

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

Recently, many defendants settled, as RPX Corporation appears to have signed a settlement agreement with Verifire to settle out RPX members. The remaining defendants are: ADTRAN, Panda Distribution, Inc., and the Company. The Court held its initial scheduling conference on September 30, 2015. The Company’s invalidity contentions were submitted on November 25, 2015. The Company served its initial disclosures on October 21, 2015, and the Company’s invalidity contentions were served on November 25, 2015.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on January 7, 2016, the Company and Verifire settled the lawsuit for a one-time payment from the Company to Verifire in return for a perpetual, worldwide, and fully-paid-up license from Verifire to the Company to all of Verifire’s currently-held patents. The Court dismissed the case with prejudice on January 26, 2016. The settlement did not have a material financial impact to the Company.

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

Subsequently, on October 5, 2015, the Company filed a Motion to Dismiss the Direct Infringement Claims Relating to the '760 Patent. Chrimar filed its response to this motion to dismiss on October 15, 2015, and the Company filed its Reply on October 26, 2015. Chrimar filed an Amended Complaint on December 23, 2015 to address the deficiencies in Chrimar’s complaint pointed out by the Company’s Motion to Dismiss the Direct Infringement Claims Relating to the ‘760 Patent, and the Company filed its Answer to the Amended Complaint on January 10, 2016.

On November 24, 2015, Chrimar served its infringement contentions on the Company, and Chrimar is generally attempting to assert that the patents in suit cover the Power over Ethernet standard (802.3af and 802.3at) used by certain of NETGEAR’s products.

On December 3, 2015, the Company filed with the Court a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On December 23, 2015, Chrimar filed its response to the Company’s motion to transfer, and, on January 8, 2016, the Company filed its reply brief in support of its motion to transfer venue. On January 15, 2016, the Court granted the Company’s motion to transfer venue to the District Court for the Northern District of California.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Wi3, INC. v. NETGEAR, Inc.

On November 12, 2015, a lawsuit was filed against the Company by a company called Wi3, INC. (“Wi3”) in the United States District Court, Western District of New York. The patent No. 6,108,331 (the “'331 Patent”) is entitled “Single Medium Wiring Scheme for Multiple Signal Distribution in Building and Access Port Therefor,” and was filed in 1998, and should expire in July 2018. The complaint alleges direct and indirect infringement, and accuses NETGEAR’s MoCA Network Adapters and/or Network Extenders (including at least model MCA1001 v2) of infringing at least claims 26, 27, 29, and 30. The complaint alleges no pre-suit knowledge of the patent, but seeks enhanced damages. The patent has been asserted in three prior cases, and all three cases were resolved in the early stages. The Company has received an extension until March 11, 2016 to answer the Complaint.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Stockholders’ Equity

Common Stock Repurchase Programs

On October 21, 2008, October 17, 2014 and July 21, 2015, the Company’s Board of Directors authorized management to repurchase up to 6.0 million, 3.0 million and 3.0 million shares of the Company’s outstanding common stock, respectively, which, at the time of authorization, were incremental to the remaining shares under the share repurchase programs. Under the authorizations, the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. The timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of December 31, 2015, both share repurchase programs authorized prior to July 2015 have been completed and there were 2.2 million shares remaining in the Company's buyback program. The Company repurchased, reported based on trade date, approximately 3.8 million shares of common stock at a cost of $117.7 million during the year ended December 31, 2015. During the years ended December 31, 2014 and December 31, 2013 , the Company repurchased and retired, reported based on trade date, approximately 2.8 million shares of common stock at a cost of $90.6 million and approximately 2.0 million shares of common stock at a cost of $63.1 million, respectively.

The Company repurchased, as reported based on trade date, approximately 85,000 shares of common stock at a cost of $2.6 million, under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the year ended December 31, 2015. Similarly, during the years ended December 31, 2014 and December 31, 2013, the Company repurchased approximately 82,000 shares of common stock at a cost of $2.6 million and 14,000 shares of common stock at a cost of $0.5 million, respectively, under the same program to help facilitate tax withholding for RSUs.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income by component, net of tax, during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Gains and losses on available for sale securities	Gains and losses on derivatives	Total
Balance as of December 31, 2012	$28	$(24)	$4
Other comprehensive income (loss) before reclassifications	(24)	775	751
Amounts reclassified from accumulated other comprehensive loss	—	(686)	(686)
Net current period other comprehensive income (loss)	(24)	89	65
Balance as of December 31, 2013	$4	$65	$69
Other comprehensive income (loss) before reclassifications	(9)	292	283
Amounts reclassified from accumulated other comprehensive loss	—	(314)	(314)
Net current period other comprehensive loss	(9)	(22)	(31)
Balance as of December 31, 2014	$(5)	$43	$38
Other comprehensive income before reclassifications	(35)	453	418
Amounts reclassified from accumulated other comprehensive loss	—	(453)	(453)
Net current period other comprehensive income	(35)	—	(35)
Balance as of December 31, 2015	$(40)	$43	$3

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of accumulated other comprehensive income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$462	Net revenue	$459	Net revenue	$844	Net revenue
Foreign currency forward contracts	6	Cost of revenue	4	Cost of revenue	(9)	Cost of revenue
Foreign currency forward contracts	(15)	Operating expenses	(149)	Operating expenses	(149)	Operating expenses
	453	Total before tax	314	Total before tax	686	Total before tax
	—	Tax expense (1)	—	Tax expense (1)	—	Tax expense (1)
	$453	Total, net of tax	$314	Total, net of tax	$686	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

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

2006 Long Term Incentive Plan

In April 2006, the Company adopted the 2006 Long Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards and other stock awards, to eligible directors, employees and consultants of the Company. Upon adoption of the 2006 Plan, the Company reserved 2,500,000 shares of common stock for issuance. During the period from 2008 to 2014, the Company adopted amendments which increased the number of shares of the Company’s common stock that may be issued under the 2006 Plan by an additional 8.5 million shares. In addition, RSUs granted under the 2006 Plan on or after June 6, 2012 are counted against shares authorized under the plan as 1.58 shares of common stock for each share subject to such award. As of December 31, 2015, approximately 1.5 million shares were reserved for future grants under the 2006 Plan.

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

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees may purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is determined at the purchase date, the Company recognizes expense based on the 15% discount at purchase. For the years ended December 31, 2015, 2014, and 2013, the Company recognized ESPP compensation expense of $0.5 million, $0.5 million and $0.4 million, respectively. As of December 31, 2015, 0.1 million shares were reserved for future issuance under the ESPP.

Option Activity

Stock option activity during the year ended December 31, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding at December 31, 2014	3,939	$30.58
Granted	296	31.34
Exercised	(1,353)	30.55
Cancelled	(163)	33.09
Expired	(258)	34.78
Outstanding at December 31, 2015	2,461	$30.08	5.7	$29,109

As of December 31, 2015:
Vested and expected to vest	2,386	$30.02	5.6	$28,358
Exercisable Options	1,784	$29.26	4.7	$22,562

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2015, 2014, and 2013 was $11.4 million, $3.4 million and $4.2 million, respectively.

The total fair value of options vested during the years ended December 31, 2015, 2014, and 2013 was $6.5 million, $10.0 million and $13.0 million, respectively.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$10.69 - $28.79	591	3.01	$20.84	585	$20.77
$29.23 - $31.31	573	6.65	30.86	274	30.39
$31.45 - $32.54	557	7.53	32.49	291	32.48
$32.55 - $35.32	583	5.70	34.24	504	34.32
$36.80 - $40.01	157	5.25	38.13	130	38.36
$10.69 - $40.01	2,461	5.66	$30.08	1,784	$29.26

RSU Activity

RSU activity during the year ended December 31, 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding at December 31, 2014	858	$30.68
RSUs granted	525	32.16
RSUs vested	(285)	31.06
RSUs cancelled	(134)	31.52
Outstanding at December 31, 2015	964	$31.63	1.46	$40,399

Total intrinsic value of RSUs, or the release date fair value of RSUs, vested during the years ended December 31, 2015, 2014 and 2013 was $8.9 million, $9.0 million and $2.9 million, respectively. The total fair value or RSUs, or the grant date fair value of RSUs, vested during the years ended December 31, 2015, 2014 and 2013 was $8.8 million, $8.4 million and $2.3 million, respectively.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the weighted-average assumptions used to estimate the fair value stock option grants during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Expected life (in years)	4.5	4.5	4.4
Risk-free interest rate	1.44%	1.43%	0.72%
Expected volatility	39.3%	42.6%	48.05%
Dividend yield	—	—	—

The weighted average estimated fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $10.83, $12.04 and $13.29, respectively.

The following table sets forth stock-based compensation expense resulting from stock options, restricted stock awards, and the Employee Stock Purchase Plan included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$1,566	$2,037	$1,577
Research and development	3,451	4,916	3,943
Sales and marketing	5,022	6,168	5,379
General and administrative	6,786	6,893	6,563
Total	$16,825	$20,014	$17,462

The Company recognizes these compensation costs net of the estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

Total stock-based compensation cost capitalized in inventory was less than $0.5 million in the year ended December 31, 2015, 2014 and 2013.

As of December 31, 2015, $6.4 million of unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.4 years. As of December 31, 2015, $19.6 million of unrecognized compensation cost related to unvested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.5 years.

401(k) Plan

In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. In the first quarter of 2012, the Company began matching 50% of contributions for employees that remain active with the Company through the end of the fiscal year, up to a maximum of $6,000 in employee contributions. During the years ended December 31, 2015, 2014 and 2013 the Company recognized $0.9 million, $1.0 million and $1.0 million, respectively, in expenses related to the 401(k) match.

Note 12. Segment Information, Operations by Geographic Area and Customer Concentration

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM and operates in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, home video security, storage and digital media products. The commercial business unit consists of business networking, storage and security solutions that bring enterprise class functionality down to the small and medium-sized business at an affordable price. The service provider business unit consists of made-to-order and retail proven, whole home networking hardware and software solutions as well as 4G LTE hotspots sold to service providers for sale to their

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subscribers. Each business unit contains leadership focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of these customer segments. The Company believes this structure enables it to better focus its efforts on the Company's core customer segments and allows it to be more nimble and opportunistic as a company overall.

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

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Year Ended December 31,
	2015	2014	2013
Net revenue:
Retail	$614,367	$508,100	$509,924
Commercial	264,846	305,677	311,261
Service provider	421,482	579,738	548,448
Total net revenues	$1,300,695	$1,393,515	$1,369,633
Contribution income:
Retail	$85,231	$76,266	$73,418
Retail contribution margin	13.9%	15.0%	14.4%
Commercial	53,393	70,810	66,506
Commercial contribution margin	20.2%	23.2%	21.4%
Service Provider	39,151	47,547	51,620
Service Provider contribution margin	9.3%	8.2%	9.4%
Total segment contribution income	177,775	194,623	191,544
Corporate and unallocated costs	(54,501)	(53,581)	(51,629)
Amortization of intangibles (1)	(16,969)	(17,573)	(15,217)
Stock-based compensation expense	(16,825)	(20,014)	(17,462)
Restructuring and other charges	(6,398)	(2,209)	(5,335)
Acquisition-related expense (2)	—	(8)	(940)
Impact to cost of sales from acquisition accounting adjustments to inventory	(407)	—	(568)
Litigation reserves, net	2,682	1,011	(5,354)
Goodwill impairment charges	—	(74,196)	—
Intangibles impairment charges	—	—	(2,000)
Interest income	295	253	400
Other income (expense), net	(88)	2,455	(457)
Income before income taxes	$85,564	$30,761	$92,982
________________________________

(1)	Amount excludes amortization expense related to patents within purchased intangibles in costs of revenues.

(2)	These acquisition-related charges were expensed in the period incurred and reported in the Company's consolidated statements of operations within cost of revenues and operating expense.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company conducts business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific ("APAC'). Net revenue by geography comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, sales returns and price protection. For reporting purposes revenue is attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States (U.S.)	$779,361	$750,933	$769,357
Americas (excluding U.S.)	18,385	19,957	19,961
United Kingdom (U.K.)	103,649	154,503	142,729
EMEA (excluding U.K.)	218,065	267,384	269,959
APAC	181,235	200,738	167,627
Total net revenue	$1,300,695	$1,393,515	$1,369,633

Best Buy Co., Inc. and Affiliates accounted for 15% of net revenue, wholly within the retail business unit, in the year ended December 31, 2015. No customers accounted for 10% or more of net revenue in the years ended December 31, 2014 and 2013.
Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations (in thousands):

	As of
	December 31, 2015	December 31, 2014
United States	$9,832	$12,453
Canada	3,586	4,375
EMEA	468	657
China	6,562	10,786
APAC (excluding China)	1,936	1,423
	$22,384	$29,694

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	As of December 31, 2015
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents-money-market funds	$10,976	$10,976	$—	$—
Available-for-sale securities- U.S. treasuries (1)	94,993	94,993	—	—
Available-for-sale securities-certificates of deposit (1)	147	147	—	—
Trading securities - mutual funds (1)	1,181	1,181	—	—
Foreign currency forward contracts (2)	3,205	—	3,205	—
Total assets measured at fair value	$110,502	$107,297	$3,205	$—

(1)	Included in short-term investments on the Company's consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company's consolidated balance sheet.

	As of December 31, 2015
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$451	$—	$451	$—
Total liabilities measured at fair value	$451	$—	$451	$—

(3)	Included in other accrued liabilities on the Company's consolidated balance sheet.

	As of December 31, 2014
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents-money-market funds	$4,408	$4,408	$—	$—
Available-for-sale securities-U.S. treasuries (1)	114,935	114,935	—	—
Available-for-sale securities-certificates of deposit (1)	158	158	—	—
Trading securities-mutual funds (1)	802	802	—	—
Foreign currency forward contracts (2)	2,416	—	2,416	—
Total assets measured at fair value	$122,719	$120,303	$2,416	$—

(1)	Included in short-term investments on the Company's consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company's consolidated balance sheet.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2014
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$447	$—	$447	$—
Total liabilities measured at fair value	$447	$—	$447	$—

(3)	Included in other accrued liabilities on the Company's consolidated balance sheet.

The Company's investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company's foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At December 31, 2015 and December 31, 2014, the adjustment for non-performance risk did not have a material impact on the fair value of the Company's foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 14. Subsequent Event

In January 2016, the Company went through a restructuring to reduce the cost structure of the service provider business unit and supporting functions, to match the reduced revenue outlook and concentrate resources on long-term and profitable accounts. The Company estimates its cost will be between approximately $1.5 million and $2.5 million. These charges primarily include severance, other one-time termination benefits and other associated costs. The Company expects to record the majority of these charges and complete the restructuring by the end of the first fiscal quarter of 2016.
.

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

	December 31, 2015		September 27, 2015	June 28, 2015	March 29, 2015
Net revenue	$360,863		$341,893	$288,782	$309,157
Gross profit	$105,416		$96,327	$77,656	$88,280
Provision for income taxes	$8,927		$10,780	$7,258	$10,015
Net income	$21,807		$15,099	$3,667	$8,011
Net income per share—basic	$0.68		$0.47	$0.11	$0.23
Net income per share—diluted	$0.66		$0.47	$0.11	$0.23

	December 31, 2014	(a)	September 28, 2014	June 29, 2014	March 30, 2014
Net revenue	$353,182		$353,338	$337,604	$349,391
Gross profit	$100,474		$102,333	$97,186	$97,925
Provision (benefit) for income taxes	$(5,609)		$8,847	$9,698	$9,037
Net income (loss)	$(40,353)		$20,025	$14,705	$14,411
Net income (loss) per share—basic	$(1.16)		$0.56	$0.41	$0.39
Net income (loss) per share—diluted	$(1.16)		$0.55	$0.40	$0.39

(a) Net loss includes a non-cash goodwill impairment charge of $74.2 million relating to the service provider business unit.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (2013), issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2016 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2015 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

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

(a) The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial Statement Schedule.

The following financial statement schedule of NETGEAR, Inc. for the fiscal years ended December 31, 2015, 2014 and 2013 is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements of NETGEAR, Inc.

Schedule II—Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2015	$1,255	$35	$(35)	$1,255
Year ended December 31, 2014	1,255	189	(189)	1,255
Year ended December 31, 2013	1,256	277	(278)	1,255

Allowance for sales returns and warranty:
Year ended December 31, 2015	62,376	105,987	(95,754)	72,609
Year ended December 31, 2014	66,221	97,546	(101,391)	62,376
Year ended December 31, 2013	63,690	104,810	(102,279)	66,221

Allowance for price protection:
Year ended December 31, 2015	1,806	7,467	(7,148)	2,125
Year ended December 31, 2014	4,273	7,534	(10,001)	1,806
Year ended December 31, 2013	1,783	8,352	(5,862)	4,273

(3) Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 19th day of February 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK C.S. LO	Chairman of the Board and Chief Executive Officer	February 19, 2016
Patrick C.S. Lo	(Principal Executive Officer)

/S/ CHRISTINE M. GORJANC	Chief Financial Officer	February 19, 2016
Christine M. Gorjanc	(Principal Financial and Accounting Officer)

/S/ JOCELYN CARTER-MILLER	Director	February 19, 2016
Jocelyn Carter-Miller

/S/ RALPH E. FAISON	Director	February 19, 2016
Ralph E. Faison

/S/ A. TIMOTHY GODWIN	Director	February 19, 2016
A. Timothy Godwin

/S/ JEF GRAHAM	Director	February 19, 2016
Jef Graham

/S/ GREGORY J. ROSSMANN	Director	February 19, 2016
Gregory J. Rossmann

/S/ BARBARA V. SCHERER	Director	February 19, 2016
Barbara V. Scherer

/S/ JULIE A. SHIMER	Director	February 19, 2016
Julie A. Shimer

/S/ GRADY K. SUMMERS	Director	February 19, 2016
Grady K. Summers

/S/ THOMAS H. WAECHTER	Director	February 19, 2016
Thomas H. Waechter

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Asset Purchase Agreement, dated as of January 28, 2013, by and among the registrant, NETGEAR Holdings Limited, NETGEAR International Limited, NETGEAR Canada Limited, NETGEAR Australia PTY, LTD, Sierra Wireless, Inc., Sierra Wireless, Inc., Sierra Wireless America, Inc. and Sierra Wireless (Australia) PTY LTD	10-K	2/26/2013	10.35
3.1	Amended and Restated Certificate of Incorporation of the registrant	S-1	7/30/2003	3.3
3.2	Amended and Restated Bylaws of the registrant	S-1	7/30/2003	3.5
4.1	Form of registrant's common stock certificate	S-1	7/30/2003	4.1
10.1	Form of Indemnification Agreement for directors and officers	S-1	7/30/2003	10.1
10.2#	2000 Stock Option Plan and forms of agreements thereunder	S-1	7/30/2003	10.2
10.3#	2003 Stock Plan and forms of agreements thereunder, as amended	10-K	2/26/2013	10.3
10.4#	2003 Employee Stock Purchase Plan, as amended	10-K	2/26/2013	10.4
10.5#	Amended and Restated 2006 Long-Term Incentive Plan and forms of agreements thereunder	S-8	6/6/2014	4.3
10.6#	NETGEAR, Inc. Deferred Compensation Plan	8-K	4/5/2013	10.1
10.7#	NETGEAR, Inc. Executive Bonus Plan, as amended and restated April 1, 2013	DEF14A	4/16/2013	Appendix A
10.8*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL Logistics Americas, Ltd.	S-1	7/30/2003	10.25
10.9*	Distribution Operation Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)	S-1	7/30/2003	10.26
10.10*	Distribution Operation Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited	S-1	7/30/2003	10.27
10.11	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC	8-K	9/27/2007	10.1
10.11a	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC	10-Q	5/9/2008	10.1
10.11b	Second Amendment to Office Lease, dated June 25, 2015, by and between the registrant and KBSII/Plumeria, LLC				X
10.12#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo	S-1	7/30/2003	10.5
10.12a#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick C.S. Lo	10-K	3/4/2009	10.51
10.13#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill	S-1	7/30/2003	10.8
10.13a#	Amendment to Offer Letter, dated December 28, 2008, between the registrant and Mark G. Merrill	10-K	3/4/2009	10.52
10.14#	Employment Agreement, dated November 4, 2002, between the registrant and Michael F. Falcon	S-1	7/30/2003	10.1
10.14a#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon	10-K	3/4/2009	10.49
10.15#	Employment Agreement, dated November 16, 2005, between the registrant and Christine M. Gorjanc	8-K	11/22/2005	10.32
10.15a#	Amendment to Employment Agreement, dated December 31, 2008, between the registrant and Christine M. Gorjanc	10-K	3/4/2009	10.50
10.15b#	Amendment #2 to Employment Agreement, dated September 21, 2009, between the registrant and Christine M. Gorjanc	8-K	9/21/2009	10.1
10.16#	Change of Control and Severance Agreement, dated October 5, 2009, between the registrant and Andrew W. Kim	10-Q	5/6/2014	10.1
10.17#	Employment Agreement, dated July 8, 2013, between the registrant and John P. McHugh	8-K	7/11/2013	10.1
10.18#	Separation Agreement and Mutual Release, dated February 26, 2014, between the registrant and David S.G. Soares	8-K	2/26/2014	10.1
10.19#	Separation Agreement and Mutual Release, dated February 10, 2015, between the registrant and Michael Clegg	8-K	2/10/2015	10.1
10.20#	Amended and Restated Change of Control and Severance Agreement, dated September 18, 2014, between the registrant and Jeffrey M. Capone	10-K	2/20/2015	10.22
10.21#	Amendment to Employment Agreement, dated October 20, 2015, between the registrant and Michael A. Werdann				X
21.1	List of subsidiaries and affiliates	10-K	2/25/2014	21.1
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted as to certain portions of this Exhibit.