Form 10-Q
period 2016-04-03
NETGEAR, INC
filed 2016-05-06
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 3, 2016.
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

Large Accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 32,565,171 as of April 29, 2016.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 3, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$226,858	$181,945
Short-term investments	106,446	96,321
Accounts receivable, net	218,421	290,642
Inventories	215,307	213,118
Prepaid expenses and other current assets	35,431	39,117
Total current assets	802,463	821,143
Property and equipment, net	20,687	22,384
Intangibles, net	44,703	48,947
Goodwill	81,721	81,721
Other non-current assets	75,677	76,374
Total assets	$1,025,251	$1,050,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,134	$90,546
Accrued employee compensation	21,571	27,868
Other accrued liabilities	148,018	166,282
Deferred revenue	26,399	29,125
Income taxes payable	3,631	1,951
Total current liabilities	274,753	315,772
Non-current income taxes payable	14,694	14,444
Other non-current liabilities	11,439	11,643
Total liabilities	300,886	341,859
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	522,953	513,047
Accumulated other comprehensive income (loss)	(481)	3
Retained earnings	201,860	195,627
Total stockholders’ equity	724,365	708,710
Total liabilities and stockholders’ equity	$1,025,251	$1,050,569
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	April 3, 2016	March 29, 2015
Net revenue	$310,256	$309,157
Cost of revenue	209,691	220,877
Gross profit	100,565	88,280
Operating expenses:
Research and development	22,137	20,452
Sales and marketing	37,277	37,602
General and administrative	12,849	11,023
Restructuring and other charges	2,678	4,394
Litigation reserves, net	10	(2,690)
Total operating expenses	74,951	70,781
Income from operations	25,614	17,499
Interest income	234	52
Other income (expense), net	(366)	475
Income before income taxes	25,482	18,026
Provision for income taxes	8,893	10,015
Net income	$16,589	$8,011
Net income per share:
Basic	$0.51	$0.23
Diluted	$0.50	$0.23
Weighted average shares used to compute net income per share:
Basic	32,519	34,678
Diluted	33,269	35,285
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	April 3, 2016	March 29, 2015
Net income	$16,589	$8,011
Other comprehensive loss, before tax:
Unrealized loss on derivative instruments	(547)	(24)
Unrealized gain on available-for-sale securities	101	10
Other comprehensive loss, before tax	(446)	(14)
Tax expense related to items of other comprehensive income	(38)	(4)
Other comprehensive loss, net of tax	(484)	(18)
Comprehensive income	$16,105	$7,993
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 3, 2016	March 29, 2015
Cash flows from operating activities:
Net income	$16,589	$8,011
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,508	9,215
Purchase premium amortization/discount accretion on investments, net	20	(30)
Non-cash stock-based compensation	4,411	4,348
Income tax impact associated with stock option exercises	(24)	(262)
Excess tax benefit from stock-based compensation	(165)	(88)
Deferred income taxes	489	(386)
Changes in assets and liabilities:
Accounts receivable	72,221	20,945
Inventories	(2,189)	21,934
Prepaid expenses and other assets	3,784	120
Accounts payable	(16,101)	(38,939)
Accrued employee compensation	(6,297)	(1,680)
Other accrued liabilities	(18,591)	(19,860)
Deferred revenue	(2,726)	(5,819)
Income taxes payable	1,930	2,126
Net cash provided by (used in) operating activities	61,859	(365)
Cash flows from investing activities:
Purchases of short-term investments	(30,148)	(24,961)
Proceeds from sales and maturities of short-term investments	20,143	40,000
Purchase of property and equipment	(2,056)	(5,633)
Net cash provided by (used in) investing activities	(12,061)	9,406
Cash flows from financing activities:
Purchase and retirement of common stock	(10,356)	(8,572)
Proceeds from exercise of stock options	3,661	3,108
Proceeds from issuance of common stock under employee stock purchase plan	1,645	1,502
Excess tax benefit from stock-based compensation	165	88
Net cash used in financing activities	(4,885)	(3,874)
Net increase in cash and cash equivalents	44,913	5,167
Cash and cash equivalents, at beginning of period	181,945	141,234
Cash and cash equivalents, at end of period	$226,858	$146,401
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

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
The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2015 has been derived from audited financial statements at such date. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations, comprehensive income and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three months ended April 3, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

Note 2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s significant accounting policies have not materially changed during the three months ended April 3, 2016.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" (Topic 740), which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. ASU 2015-17 may be adopted either prospectively or retrospectively and is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company elected early adoption ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company's net current deferred tax asset to the net non-current deferred tax asset in its Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The changes to the current US GAAP financial instruments model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The Company is currently evaluating what impact, if any, the adoption of this standard will have on its financial position, results of operations or cash flows.

In February 2016, FASB issued ASU No. 2016-02, "Leases" (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. This ASU becomes effective for the Company in the first quarter fiscal 2019 and early adoption is permitted. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company is currently evaluating what impact the adoption of this standard will have on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718), which simplifies the accounting for share-based payment transactions, including the income tax consequences, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning in the first quarter fiscal 2017, with early adoption permitted (an entity that elects early adoption must adopt all of the amendments in the same period). The Company is currently evaluating what impact the adoption of this standard will have on its financial position, results of operations or cash flows.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.	Balance Sheet Components

Available-for-sale short-term investments (in thousands)

	As of
	April 3, 2016				December 31, 2015
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. treasuries	$105,033	$39	$(2)	$105,070	$95,057	$1	$(65)	$94,993
Certificates of deposit	155	—	—	155	147	—	—	147
Total	$105,188	$39	$(2)	$105,225	$95,204	$1	$(65)	$95,140

The Company’s short-term investments are primarily comprised of marketable securities that are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the available-for-sale securities have unrealized losses greater than 12 months.

Accounts receivable, net (in thousands)

	As of
	April 3, 2016	December 31, 2015
Gross accounts receivable	$237,022	$309,926
Allowance for doubtful accounts	(1,255)	(1,255)
Allowance for sales returns	(15,578)	(15,904)
Allowance for price protection	(1,768)	(2,125)
Total allowances	(18,601)	(19,284)
Total accounts receivable, net	$218,421	$290,642

Inventories (in thousands)

	As of
	April 3, 2016	December 31, 2015
Raw materials	$6,155	$4,292
Work in process	1	2
Finished goods	209,151	208,824
Total inventories	$215,307	$213,118

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net (in thousands)

	As of
	April 3, 2016	December 31, 2015
Computer equipment	$11,502	$11,161
Furniture, fixtures and leasehold improvements	18,427	18,317
Software	30,957	30,396
Machinery and equipment	67,560	66,662
Total property and equipment, gross	128,446	126,536
Accumulated depreciation and amortization	(107,759)	(104,152)
Total property and equipment, net	$20,687	$22,384

Depreciation and amortization expense pertaining to property and equipment was $3.9 million and $4.8 million for the three months ended April 3, 2016, and March 29, 2015, respectively.

Intangibles, net (in thousands)

	Gross	Accumulated Amortization	Net
April 3, 2016
Technology	$61,099	$(50,694)	$10,405
Customer contracts and relationships	56,500	(25,061)	31,439
Other	10,545	(7,686)	2,859
Total intangibles, net	$128,144	$(83,441)	$44,703

	Gross	Accumulated Amortization	Net
December 31, 2015
Technology	$61,099	$(48,485)	$12,614
Customer contracts and relationships	56,500	(23,290)	33,210
Other	10,545	(7,422)	3,123
Total intangibles, net	$128,144	$(79,197)	$48,947

Amortization of intangibles was $4.2 million and $4.5 million for the three months ended April 3, 2016 and March 29, 2015, respectively.

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31	Amount
2016 (remaining nine months)	$12,677
2017	11,386
2018	7,871
2019	6,028
2020	5,316
Thereafter	1,425
Total estimated amortization expense	$44,703

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other non-current assets (in thousands)

	As of
	April 3, 2016	December 31, 2015
Non-current deferred income taxes	$67,955	$68,445
Cost method investment	105	105
Other	7,617	7,824
Total other non-current assets	$75,677	$76,374

Other accrued liabilities (in thousands)

	As of
	April 3, 2016	December 31, 2015
Sales and marketing programs	$62,802	$69,693
Warranty obligation	49,908	56,706
Freight	6,882	5,748
Other	28,426	34,135
Total other accrued liabilities	$148,018	$166,282

Note 4.	Derivative Financial Instruments

The Company’s subsidiaries have had, and will continue to have material future cash flows, including revenue and expenses, which are denominated in currencies other than the Company’s functional currency. The Company and all its subsidiaries designate the U.S. dollar as the functional currency. Changes in exchange rates between the Company’s functional currency and other currencies in which the Company transacts business will cause fluctuations in cash flow expectations and cash flow realized or settled. Accordingly, the Company uses derivatives to mitigate its business exposure to foreign exchange risk. The Company enters into foreign currency forward contracts in Australian dollars, British pounds, Euros, Canadian dollars, and Japanese yen to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses and existing assets and liabilities. The Company does not enter into derivatives transactions for trading or speculative purposes.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of April 3, 2016 and December 31, 2015 are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at April 3, 2016	Balance Sheet Location	Fair Value at December 31, 2015
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$463	Prepaid expenses and other current assets	$3,203
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	2
Total		$463		$3,205

Derivative Liabilities	Balance Sheet Location	Fair Value at April 3, 2016	Balance Sheet Location	Fair Value at December 31, 2015
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$3,106	Other accrued liabilities	$447
Derivative liabilities designated as hedging instruments	Other accrued liabilities	443	Other accrued liabilities	4
Total		$3,549		$451

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

The following tables set forth the offsetting of derivative assets as of April 3, 2016 and December 31, 2015 (in thousands):

As of April 3, 2016				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Wells Fargo	$463	$—	$463	$(463)	$—	$—
Total	$463	$—	$463	$(463)	$—	$—

As of December 31, 2015				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$577	$—	$577	$(56)	$—	$521
Wells Fargo	2,628	—	2,628	(395)	—	2,233
Total	$3,205	$—	$3,205	$(451)	$—	$2,754

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative liabilities as of April 3, 2016 and December 31, 2015 (in thousands):

As of April 3, 2016				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
JP Morgan Chase	$28	$—	$28	$—	$—	$28
Wells Fargo	3,521	—	3,521	(463)	—	3,058
Total	$3,549	$—	$3,549	$(463)	$—	$3,086

As of December 31, 2015				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$56	$—	$56	$(56)	$—	$—
Wells Fargo	395	—	395	(395)	—	—
Total	$451	$—	$451	$(451)	$—	$—

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for three to five months. The Company enters into about six forward contracts per quarter with an average size of approximately $7.0 million USD equivalent related to its cash flow hedging program.

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the three months ended April 3, 2016 and March 29, 2015.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three months ended April 3, 2016 and March 29, 2015 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended April 3, 2016
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(787)	Net revenue	$(312)	Other income (expense), net	$35
Foreign currency forward contracts	—	Cost of revenue	2	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	70	Other income (expense), net	—
Total	$(787)		$(240)		$35

(a)	Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Three Months Ended March 29, 2015
	Gain (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (a)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(195)	Net revenue	$(147)	Other income (expense), net	$(19)
Foreign currency forward contracts	—	Cost of revenue	(1)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(23)	Other income (expense), net	—
Total	$(195)		$(171)		$(19)

(a)	Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s non-designated hedged included in other income (expense), net in the unaudited condensed consolidated statements of operations for the three months ended April 3, 2016 and March 29, 2015 are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Amount of Gains (Losses) Recognized in Income
		Three Months Ended
		April 3, 2016	March 29, 2015
Foreign currency forward contracts	Other income (expense), net	$(1,944)	$3,843

Note 5.	Net Income Per Share
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
Net income per share for the three months ended April 3, 2016 and March 29, 2015 are as follows (in thousands, except per share data):

	Three Months Ended
	April 3, 2016	March 29, 2015
Numerator:
Net income	$16,589	$8,011

Denominator:
Weighted average common shares - basic	32,519	34,678
Potentially dilutive common share equivalent	750	607
Weighted average common shares - dilutive	33,269	35,285

Basic net income per share	$0.51	$0.23
Diluted net income per share	$0.50	$0.23

Anti-dilutive employee stock-based awards, excluded	486	2,368

Note 6.	Income Taxes

The income tax provision was $8.9 million, or an effective tax rate of 34.9%, and $10.0 million, or an effective tax rate of 55.6% for the three months ended April 3, 2016 and March 29, 2015 respectively. The effective tax rate for the three months ended April 3, 2016 compared to the three months ended March 29, 2015 decreased primarily due to changes in earnings incurred in a jurisdiction where a loss was not tax benefited for the three months ended March 29, 2015. For the three months ended March 29, 2015, the forecasted loss from this jurisdiction was excluded from the determination of tax expense. For the three months ended April 3, 2016, the Company did not exclude any jurisdictions from the determination of tax expense. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next twelve months is approximately $0.6 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At April 3, 2016, the Company had approximately $128 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Warranty Obligation
Changes in the Company’s warranty obligation, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended
	April 3, 2016	March 29, 2015
Balance as of beginning of the period	$56,706	$44,888
Provision for warranty obligation made during the period	16,216	16,255
Settlements made during the period	(23,014)	(18,266)
Balance at end of period	$49,908	$42,877

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 3, 2016.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 3, 2016.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have stock options vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of April 3, 2016.

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

Ericsson v. NETGEAR, Inc.

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson (collectively “Ericsson”) filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516 (the “‘516 Patent”); 6,330,435 (the “‘435 Patent”); 6,424,625 (the “‘625 Patent”); 6,519,223 (the “‘223 Patent”); 6,772,215 (the “‘215 Patent”); 5,987,019 (the “‘019 Patent”); 6,466,568 (the “‘568 Patent”); and 5,771,468 (the “'468 Patent"). Ericsson generally alleged that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants' IEEE 802.11-compliant products. In addition, Ericsson alleged that the Company infringed the claimed methods and apparatuses of the '468 Patent through the Company's PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of noninfringement and invalidity of the asserted patents. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on June 9, 2011, the Court set a Markman (claim construction) hearing for June 28, 2012 and trial for June 3, 2013. On June 21, 2012, Ericsson dismissed the '468 Patent (“Multi-purpose base station”) with prejudice and gave the Company a covenant not to sue as to products in the marketplace now or in the past. On June 22, 2012, Intel filed its Complaint in Intervention, meaning that Intel became an official defendant in the Ericsson case. During the exchange of the expert reports, Ericsson dropped the '516 Patent (the OFDM “pulse shaping” patent). In addition, Ericsson dropped the '223 Patent (packet discard patent) against all the defendants' products, except for those products that use Intel chips. Thus, Ericsson has now dropped the '468 Patent (wireless base station), the '516 Patent (OFDM pulse shaping), and the '223 Patent (packet discard patent) for all non-Intel products.

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

In December 4, 2014, the Federal Circuit issued its opinion and order in the Company’s Ericsson appeal. The Federal Circuit vacated the entirety of the $3.6 million jury verdict against the Company and the ongoing 15 cent per unit royalty verdict, and also vacated the entirety of the verdict against the other defendants and their ongoing royalties, finding that the District Court hadn’t properly instructed the jury on royalty rates and Ericsson’s licensing promises. The Federal Circuit held that the lower court had failed to adequately instruct the jury about Ericsson’s actual commitments to license the infringed patents on reasonable and nondiscriminatory (“RAND”) terms. Further, the Federal Circuit stated that the lower court had neglected to inform the jury that a royalty for a patented technology must be removed from the value of the entire standard, and that a RAND royalty rate should be based on the invention’s value, rather than any added value from standardization. The jury’s damages awards were therefore completely vacated, and the case was remanded for further proceedings.

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

In May 2014, the Company filed with the Provincial Tax Court of Milan an appeal brief, including a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2004 year. The hearing was held and decision was issued on December 19, 2014. The Tax Court decided in favor of the Company and nullified the assessment by the Inland Revenue Agency for 2004. The Inland Revenue Agency appealed the decision of the Tax Court on June 12, 2015. The Company filed its counter appeal with respect to the 2004 year during September 2015. On February 26, 2016 the Regional Tax Court conducted the appeals hearing for the 2004 year, ruling in favor of the Company. The Inland Revenue Agency has until June 8, 2016 to appeal the decision to the Supreme Court.

In June, 2015, the Company filed with the Provincial Tax Court of Milan an appeal brief including a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2005 through 2007 tax years. The hearing for suspension was held and the Request for Suspension of payment was granted. The hearing for the validity of the tax assessment for 2005 and 2006 was held in December 2015 with the Provincial Tax Court issuing its decision in favor of the Company. The Inland Revenue Agency has until July 12, 2016 to file its appeal with the Regional Tax Court.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The hearing for the validity of the tax assessment for 2007 was held on March 10, 2016 with the Provincial Tax Court who issued its decision in favor of the Company on April 7, 2016. The Inland Revenue Agency has until November 7, 2016 to file for an appeal to the Regional Tax Court with regard to the 2007 tax year.

With respect to 2008 through 2010, the Company filed its briefs with the Tax Court in October 2015 and the hearing for the validity of the tax assessments was held on April 21, 2016. The decision has not yet been issued.

With respect to 2011 through 2012, the Company has filed its appeal brief on February 26, 2016 the Provincial Tax Court to contest this assessment.

With regard to all tax years, it is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

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

On February 6, 2015, the Company filed its motion to transfer venue from the Western District of Texas to the Northern District of California with the Court; on February 13, 2015, Via Vadis filed its opposition to the Company’s motion to transfer; and on February 20, 2015, the Company filed its reply brief on its motion to transfer. In early April 2015, the Company received the plaintiff’s infringement contentions, and on June 12, 2015, the defendants served invalidity contentions. On July 30, 2015 the Court granted the Company’s motion to transfer venue to the Northern District of California. In addition, the Company learned that Amazon and Blizzard filed petitions for the inter partes reviews (“IPRs”) for the patents in suit. On October 30, 2015, the Company and Via Vadis filed a joint stipulation requesting that the Court vacate all deadlines and enter a stay of all proceedings in the case pending the Patent Trial and Appeal Board’s final non-appealable decision on the IPRs initiated by Amazon and Blizzard. On November 2, 2015 the Court granted the requested stay. On March 8, 2016, the Patent Trial and Appeal Board issued written decisions instituting the IPRs jointly filed by Amazon and Blizzard.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

an order consolidating twenty Wetro Lan cases, including the case against the Company for all pretrial issues, except for venue. In the lead case, Wetro Lan v. ADTRAN (No. 2:15-cv-00041), the Court has not yet issued any docket control order or set any scheduling conference. The Court also has not yet ruled on the Company’s transfer motion.

Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on April 19, 2016, the Company and Wetro Lan settled the lawsuit for a one-time payment from the Company to Wetro Lan in return for a perpetual and worldwide covenant not to sue and release from Wetro Lan to the Company on the ‘918 patent and any of its related patents and foreign counterparts. The Court dismissed the case with prejudice on April 20, 2016. The settlement did not have a material financial impact to the Company.

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

The patents-in-suit relate to using or embedding an electrical DC current or signal into an existing Ethernet communication link in order to transmit additional data about the devices on the communication link, and the specifications for the patents are identical. It appears that CMS has approximately 40 active cases in the Eastern District of Texas, as well as some cases in the Northern District of California on the patents-in-suit and the parent patent to the patents-in-suit.

The Company answered the complaint on September 15, 2015. On November 24, 2015, CMS served its infringement contentions on the Company, and CMS is generally attempting to assert that the patents in suit cover the Power over Ethernet standard (802.3af and 802.3at) used by certain of NETGEAR’s products.

On December 3, 2015, the Company filed with the Court a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On December 23, 2015, CMS filed its response to the Company’s motion to transfer, and, on January 8, 2016, the Company filed its reply brief in support of its motion to transfer venue. On January 15, 2016, the Court granted the Company’s motion to transfer venue to the District Court for the Northern District of California. The initial case management conference in the Northern District of California has been scheduled for May 13, 2016.

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

The Company filed its answer to the Wi3 complaint on March 11, 2016. In the answer, the Company denied the infringement allegations and put forth several counterclaims. Subsequent to the Company’s answer, the parties participated in some motion practice resulting in an amended answer and counterclaims being filed by the Company on April 1, 2016. Wi3 answered the Company’s amended answer and counterclaims on April 13, 2016. No scheduling conference has been set by the Court, and discovery has not commenced.

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

Common Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. Repurchases made by the Company pursuant to Board-authorized programs during the three months ended April 3, 2016 and March 29, 2015 are discussed below. As of April 3, 2016, 1.9 million shares remained authorized for repurchase under the repurchase program approved by the Board in July 2015. There were no remaining shares authorized under any previously approved programs.
The Company repurchased, reported based on trade date, 0.3 million shares of common stock at a cost of $10.0 million during the three months ended April 3, 2016. The Company repurchased, reported based on trade date, 0.3 million shares of common stock at a cost of $8.3 million under the repurchase authorization during the three months ended March 29, 2015.
The Company repurchased, as reported based on trade date, approximately 9,000 shares of common stock at a cost of $0.4 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs") during the three months ended April 3, 2016. Similarly, during the three months ended March 29, 2015, the Company repurchased approximately 7,000 shares of common stock at a cost of $0.2 million under the same program to help facilitate tax withholding for RSUs.
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income, Net

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component, net of tax, for the three months ended April 3, 2016 (in thousands):

	Gains and losses on available-for-sale securities	Gains and losses on derivatives	Total
Beginning balance as of December 31, 2015	$(40)	$43	$3
Other comprehensive income (loss) before reclassifications	63	(787)	(724)
Amounts reclassified from accumulated other comprehensive income	—	240	240
Net current period other comprehensive income (loss)	63	(547)	(484)
Ending balance as of April 3, 2016	$23	$(504)	$(481)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three months ended April 3, 2016 and March 29, 2015 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended April 3, 2016		Three Months Ended March 29, 2015
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$(312)	Net revenue	$(147)	Net revenue
Foreign currency forward contracts	2	Cost of revenue	(1)	Cost of revenue
Foreign currency forward contracts	70	Operating expenses	(23)	Operating expenses
	(240)	Total before tax	(171)	Total before tax
	—	Tax expense (1)	—	Tax expense (1)
	$(240)	Total, net of tax	$(171)	Total, net of tax

(1)	Under our tax structure all hedging gains and losses from derivative contracts are ultimately borne by a legal entity in a jurisdiction with no income tax.

Note 9.	Employee Benefit Plans
The Company grants options and RSUs from the Amended and Restated 2006 Long-Term Incentive Plan, under which awards may be granted to all employees. Award vesting periods for this plan is generally four years. As of April 3, 2016, approximately 0.7 million shares from this plan were reserved for future grants.
Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Prior to February 16, 2016, employees could purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As the price of the shares was determined at the purchase date, the Company recognized expense based on the 15% discount at purchase. Beginning February 16, 2016, the terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. The fair value of the shares offered under the ESPP is estimated at grant using a Black-Scholes option valuation model. As of April 3, 2016, approximately 47,000 shares were reserved under the ESPP.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity
Stock option activity during the three months ended April 3, 2016 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2015	2,461	$30.08
Granted	328	39.53
Exercised	(128)	28.54
Cancelled	(12)	33.75
Expired	(1)	33.79
Outstanding at April 3, 2016	2,648	$31.31

RSU Activity

RSU activity during the three months ended April 3, 2016 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2015	964	$31.63
RSUs granted	362	39.23
RSUs vested	(25)	30.77
RSUs cancelled	(50)	30.19
Outstanding at April 3, 2016	1,251	$33.91

Valuation and Expense Information
The fair value of each option award and share granted under the ESPP commencing February 16, 2016 is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. The estimated expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate for options and ESPP shares is based on the implied yield currently available on U.S. Treasury securities with a remaining term commensurate with the estimated expected term. Expected volatility for options and ESPP shares is based on historical volatility over the most recent period commensurate with the estimated expected term.
The table below sets forth the weighted average assumptions used to estimate the fair value of option grants and purchase rights granted under the ESPP commencing February 16, 2016 during the three months ended April 3, 2016 and March 29, 2015.

	ESPP		Stock Options
	Three Months Ended		Three Months Ended
	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Expected life (in years)	0.5	N/A	4.4	4.4
Risk-free interest rate	0.42%	N/A	1.28%	1.06%
Expected volatility	44.7%	N/A	35.4%	39.9%
Dividend yield	—	N/A	—	—

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 3, 2016	March 29, 2015
Cost of revenue	$439	$496
Research and development	866	845
Sales and marketing	1,197	1,393
General and administrative	1,909	1,614
Total stock-based compensation	$4,411	$4,348

As of April 3, 2016, $8.4 million of unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.9 years. $27.3 million of unrecognized compensation cost related to unvested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.7 years.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Three Months Ended
	April 3, 2016	March 29, 2015
Net revenue:
Retail	$157,543	$120,957
Commercial	68,432	72,731
Service provider	84,281	115,469
Total net revenue	310,256	309,157
Contribution income:
Retail	$24,299	$16,319
Retail contribution margin	15.4%	13.5%
Commercial	14,837	16,243
Commercial contribution margin	21.7%	22.3%
Service Provider	14,458	8,758
Service Provider contribution margin	17.2%	7.6%
Total segment contribution income	53,594	41,320
Corporate and unallocated costs	(16,716)	(12,966)
Amortization of intangibles (1)	(4,165)	(4,396)
Stock-based compensation expense	(4,411)	(4,348)
Restructuring and other charges	(2,678)	(4,394)
Losses on inventory commitments due to restructuring	—	(407)
Litigation reserves, net	(10)	2,690
Interest income	234	52
Other income (expense), net	(366)	475
Income before income taxes	$25,482	$18,026
________________________________

(1)	Amount excludes amortization expense related to patents included in cost of revenue.

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

	Three Months Ended
	April 3, 2016	March 29, 2015
United States (U.S.)	$189,366	$170,592
Americas (excluding U.S.)	4,484	3,194
United Kingdom (U.K.)	11,540	31,365
EMEA (excluding U.K.)	52,965	57,744
Australia	31,134	29,653
APAC (excluding Australia)	20,767	16,609
Total net revenue	$310,256	$309,157

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net, by geographic location are as follows (in thousands):

	As of
	April 3, 2016	December 31, 2015
United States	$9,193	$9,832
Canada	3,169	3,586
EMEA	367	468
China	5,851	6,562
APAC (excluding China)	2,107	1,936
	$20,687	$22,384

Note 11.	Fair Value Measurements (in thousands)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of April 3, 2016:

	As of April 3, 2016
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$705	$705	$—	$—
Available-for-sale securities—U.S. treasuries (1)	105,070	105,070	—	—
Available-for-sale securities—certificates of deposit (1)	155	155	—	—
Trading securities—mutual funds (1)	1,221	1,221	—	—
Foreign currency forward contracts (2)	463	—	463	—
Total assets measured at fair value	$107,614	$107,151	$463	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of April 3, 2016
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$3,549	$—	$3,549	$—
Total liabilities measured at fair value	$3,549	$—	$3,549	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	As of December 31, 2015
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$10,976	$10,976	$—	$—
Available-for-sale securities—U.S. treasuries (1)	94,993	94,993	—	—
Available-for-sale securities—certificates of deposit (1)	147	147	—	—
Trading securities—mutual funds (1)	1,181	1,181	—	—
Foreign currency forward contracts (2)	3,205	—	3,205	—
Total assets measured at fair value	$110,502	$107,297	$3,205	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of December 31, 2015
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$451	$—	$451	$—
Total liabilities measured at fair value	$451	$—	$451	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.
The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At April 3, 2016 and December 31, 2015, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 12.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.1 million and $3.2 million for the three months ended April 3, 2016 and March 29, 2015, respectively.

Note 13.	Restructuring and Other Charges

The Company incurred restructuring and other charges of $2.7 million and $4.4 million during the three months ended April 3, 2016 and March 29, 2015, respectively. Restructuring and other charges recognized in the three months ended April 3, 2016 are primarily related to severance, other one-time termination benefits and other associated costs attributable to the restructuring actions announced in January 2016. Restructuring and other charges incurred in the three months ended March 29, 2015 were

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

primarily attributable to employee termination charges recognized associated with actions taken to reduce the cost structure of the service provider business unit and supporting functions announced in February 2015.

Accrued restructuring and other charges are classified within other accrued liabilities in the unaudited condensed consolidated balance sheets. Amounts attributable to lease contract termination charges will be paid over the remaining lease term until January 2022.

The following table provides a summary of the activity related to accrued restructuring and other charges for the three months ended April 3, 2016 (in thousands):

	Accrued Restructuring and Other Charges at December 31, 2015	Additions (a)	Cash Payments	Accrued Restructuring and Other Charges at April 3, 2016
Restructuring
Employee termination charges	$13	$1,918	$(1,878)	$53
Lease contract termination and other charges	1,253	441	(188)	1,506
Total Restructuring and other charges	$1,266	$2,359	$(2,066)	$1,559
(a) Total restructuring and other charges recognized in the Company's unaudited condensed consolidated statement of operations for the three months ended April 3, 2016 includes non-cash charges and adjustments, net of $0.3 million. These amounts have been excluded from the table above.

In the first quarter of 2016, the Company completed the further steps necessary to reduce the cost structure of the service provider business unit and supporting functions, to match the reduced revenue outlook and concentrate resources on long-term and profitable accounts. Management does not expect to incur any material incremental charges associated with the restructuring actions announced in January 2016.

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

The retail, commercial business, and service provider markets are intensely competitive and subject to rapid technological change. We believe that the principal competitive factors in the retail, commercial, and service provider markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and enhancing our current products while continuing to expand our channels and maintaining customer satisfaction worldwide.

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

During the first quarter of 2016, we experienced a 0.4% increase in net revenue compared to the first quarter of 2015, driven primarily by an increase in retail net revenue, partially offset by decreases in service provider net revenue and, to a lesser extent, commercial business unit net revenue. Retail net revenue increased 30% compared to the prior year period due to an increase in gross shipments of home wireless products, broadband gateways, and home security camera products. Additionally, the increase in retail net revenue was due to a continued focus to increase average selling prices by offering premium differentiated products. We continue to see strong demand for our retail products, including the Nighthawk family and Arlo Smart Home cameras. Service provider net revenue decreased compared to the prior year period due primarily to a reduction in gross shipments of broadband gateways and mobile products. As previously announced, in 2015 we began to execute on our plans to resize our service provider business for higher profitability by focusing on higher margin products and accounts while reducing the cost structure of this business unit. In line with this objective, we made further restructuring efforts in the first quarter of 2016. Commercial net revenue decreased compared to the prior year period due to a reduction in gross shipments of network storage products and switches. On a geographic basis, net revenue increased in the Americas and APAC, offset by a decline in EMEA. The increase in Americas was driven primarily by an increase in gross shipments of our broadband gateways, home security camera and home wireless products, partially offset by a decrease in gross shipments of our mobile products and switches. The increase in APAC was driven by an increase in gross shipments of broadband gateways, home wireless products and switches, partially offset by a reduction in gross shipments of our mobile products. The decrease in EMEA was driven primarily by a reduction in gross shipments of broadband gateways, partially offset by an increase in gross shipments of home security camera products.

Looking forward, we expect growth in our retail business unit mainly driven by gaining additional market share for cable products sold in retail, WiFi high end router and extender products, and home security camera products. We expect growth in our commercial business unit driven by the sales of our 11 ac WLAN products and web-managed PoE and 10Gig switches. We also expect approximately $75 million per quarter revenue run rate for the service provider business unit for the remainder of 2016 as we continue to remain focused on improving profitability.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations for the three months ended April 3, 2016, with the comparable reporting period in the preceding year.

	Three Months Ended
	April 3, 2016		March 29, 2015
	(In thousands, except percentage data)
Net revenue	$310,256	100.0%	$309,157	100.0%
Cost of revenue	209,691	67.6%	220,877	71.4%
Gross profit	100,565	32.4%	88,280	28.6%
Operating expenses:
Research and development	22,137	7.1%	20,452	6.6%
Sales and marketing	37,277	12.0%	37,602	12.2%
General and administrative	12,849	4.1%	11,023	3.6%
Restructuring and other charges	2,678	0.9%	4,394	1.4%
Litigation reserves, net	10	0.0%	(2,690)	(0.9)%
Total operating expenses	74,951	24.1%	70,781	22.9%
Income from operations	25,614	8.3%	17,499	5.7%
Interest income	234	0.0%	52	(0.1)%
Other income (expense), net	(366)	(0.1)%	475	0.2%
Income before income taxes	25,482	8.2%	18,026	5.8%
Provision for income taxes	8,893	2.9%	10,015	3.2%
Net income	$16,589	5.3%	$8,011	2.6%

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

	Three Months Ended
	April 3, 2016	% Change	March 29, 2015
	(In thousands, except percentage data)
Americas	$193,850	11.5%	$173,786
Percentage of net revenue	62.5%		56.2%
EMEA	$64,505	(27.6)%	$89,109
Percentage of net revenue	20.8%		28.8%
APAC	$51,901	12.2%	$46,262
Percentage of net revenue	16.7%		15.0%
Total net revenue	$310,256	0.4%	$309,157

Americas

The increase in Americas net revenue for the three months ended April 3, 2016 compared to the prior year period was driven primarily by an increase in gross shipments of our broadband gateways, home security cameras and home wireless products, partially offset by a decrease in gross shipments of our mobile products and switches. The increase was primarily due to continued growth in the retail business unit driven by strong demand for our products, including the Nighthawk family and Arlo Smart Home cameras. Additionally, the increase was due to a continued focus to increase the average selling prices on our retail products. The increase in Americas net revenue was partially offset by a reduction in service provider and to a lesser extent commercial business unit net revenues. Service provider net revenue fell versus the prior year period as we continue to prioritize profitability with respect to service provider business opportunities.

EMEA

The decrease in EMEA net revenue for the three months ended April 3, 2016 compared to the prior year period was driven primarily by a reduction in gross shipments of broadband gateways, partially offset by an increase in gross shipments of home security camera products. The decrease in gross shipments was driven by a decline in service provider gross shipments as we continue to prioritize profitability with respect to service provider business opportunities. Further, in the period ended June 28, 2015 we recorded a charge of $3.3 million against net revenue relating to an anticipated credit to a customer to resolve a disputed quality issue. We no longer believe there to be a quality issue after obtaining two independent party reports, and consequently the full amount of this charge was reversed in the three months ended April 3, 2016. The impact of this reversal positively benefited EMEA net revenue and in part offset the service provider business unit decline.

APAC

The increase in APAC net revenue for the three months ended April 3, 2016 compared to the prior year period was driven primarily by an increase in gross shipments of broadband gateways, home wireless products and switches, partially offset by a reduction in gross shipments of our mobile products. The increase was due, in part, to improved performance in our service provider business unit.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of the following: the cost of finished products from our third party contract manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight and duty; warranty costs associated with returned goods; write-downs for excess and obsolete inventory, amortization expense of certain acquired intangibles and restructuring accounting adjustments to inventory.

We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other sales incentives, changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight and duty, conversion costs, charges for excess or obsolete inventory and amortization of acquired intangible assets. The following table presents costs of revenue and gross margin, for the periods indicated:

	Three Months Ended
	April 3, 2016	% Change	March 29, 2015
	(In thousands, except percentage data)
Cost of revenue	$209,691	(5.1)%	$220,877
Gross margin percentage	32.4%		28.6%

Cost of Revenue
Cost of revenue decreased for the three months ended April 3, 2016 compared to the prior year period mainly due to product costs as a percentage of revenue falling approximately $10.7 million, or 4.4%, as higher average selling prices increased revenue proportionate to product costs.
Gross Margin
Our gross margin increased partially due to our strategy of pursuing higher average selling prices in the retail business unit combined with a focus on prioritizing profitability in the service provider business unit. Additionally, gross margins were positively impacted by the reversal of the $3.3 million charge recorded against net revenue in the period ending June 28, 2015. The charge was related to an anticipated credit to a customer to resolve a disputed quality issue.

We expect gross margin achievement will increase slightly versus the prior year in the near term. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight, duty and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service providers.

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

	Three Months Ended
	April 3, 2016	% Change	March 29, 2015
	(In thousands, except percentage data)
Research and development expense	$22,137	8.2%	$20,452

Research and development expense increased for the three months ended April 3, 2016 compared to the prior year period due primarily to an increase in variable compensation of $1.4 million.
We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We continue to invest in research and development to expand our cloud platform capabilities, grow our home security camera and home automation device portfolio, and develop innovative whole home WiFi coverage solutions. In the near future, we expect research and development expenses to remain relatively flat as a percentage of revenue as we are allocating resources in the key areas that we expect will drive future growth and profitability. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of revenue, depending on actual revenues achieved in any given quarter.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization expenses, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended
	April 3, 2016	% Change	March 29, 2015
	(In thousands, except percentage data)
Sales and marketing expense	$37,277	(0.9)%	$37,602

Sales and marketing expense decreased slightly for the three months ended April 3, 2016 compared to the prior year period. The decrease was attributable to a reduction in freight out of $1.1 million offset by an increase in variable compensation of $0.6 million.
We expect our sales and marketing expense in the near term to remain relatively flat as a percentage of net revenue while we continue to adjust our sales coverage to better align with our 2016 net revenue outlook. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs as we introduce new products.

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

	Three Months Ended
	April 3, 2016	% Change	March 29, 2015
	(In thousands, except percentage data)
General and administrative expense	$12,849	16.6%	$11,023

General and administrative expense increased for the three months ended April 3, 2016 compared to the prior year period mainly due to increases in variable compensation costs of $1.4 million, personnel-related expense of $0.8 million and outside professional service fee of $0.5 million relating to software maintenance, partially offset by a reduction in facility, allocation and other expenses of $1.0 million.
We expect our general and administrative expenses to remain flat in absolute dollar value in the near term but they could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation described in Note 7, Commitments and Contingencies, in the notes to unaudited condensed consolidated financial statements. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Restructuring and Other Charges

	Three Months Ended
	April 3, 2016	% Change	March 29, 2015
	(In thousands, except percentage data)
Restructuring and other charges	$2,678	(39.1)%	$4,394

Restructuring and other charges decreased for the three months ended April 3, 2016 compared to the prior year period. Charges recognized in the first quarter of 2016 were primarily related to severance, other one-time termination benefits and other associated costs attributable to the restructuring actions announced in January 2016. Expenses incurred during the first quarter of 2015 were associated with actions taken to reduce the cost structure of the service provider business unit and supporting functions announced in February 2015.

In the first quarter of 2016 we completed the steps necessary to further reduce the cost structure of the service provider business unit and supporting functions to match the reduced revenue outlook and to concentrate resources on LTE and long-term and profitable accounts. Management does not expect to incur any additional material charges associated with the restructuring actions announced in January 2016. Restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve anticipated cost reductions, our financial results could be negatively impacted.

For further discussion of restructuring and other charges, refer to Note 13, Restructuring and Other Charges, of the notes to unaudited condensed consolidated financial statements.

Litigation Reserves, Net

	Three Months Ended
	April 3, 2016	% Change	March 29, 2015
	(In thousands, except percentage data)
Litigation reserves, net	$10	**	$(2,690)
**Percentage change not meaningful.

No significant litigation reserves or benefits were recognized during the three months ended April 3, 2016. By contrast, we recognized a benefit of $2.7 million during the three months ended March 29, 2015 resulting from adjustments recorded to release accrued litigation reserves associated with the Ericsson patent litigation matter.

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

Interest Income and Other Income (Expense), Net
Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net, for the periods indicated:

	Three Months Ended
	April 3, 2016	% Change	March 29, 2015
	(In thousands, except percentage data)
Interest income	$234	**	$52
Other income (expense), net	(366)	**	475
Total interest income and other income (expense), net	$(132)	**	$527
**Percentage change not meaningful.

Interest income increased slightly for the three months ended April 3, 2016 compared to the prior year period due primarily to the increase in our short term investment average balance in the quarter, resulting from the timing of purchase and sale transactions.

Other income (expense), net, decreased for the three months ended April 3, 2016 compared to the prior year period due primarily to losses recognized relating to foreign currency forward contracts, partially offset by foreign exchange gains. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three months ended April 3, 2016. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 4, Derivative Financial Instruments, in the notes to unaudited condensed consolidated financial statements.

Provision for Income Taxes

	Three Months Ended
	April 3, 2016	% Change	March 29, 2015
	(In thousands, except percentage data)
Provision for income taxes	$8,893	(11.2)%	$10,015
Effective tax rate	34.9%		55.6%

The decrease in the effective tax rate for the three months ended April 3, 2016 compared to the three months ended March 29, 2015 was due primarily to changes in earnings incurred in a jurisdiction where a loss was not tax benefited for the three months ended March 29, 2015. For the three months ended March 29, 2015, the forecasted loss from this jurisdiction was excluded from the determination of tax expense. For the three months ended April 3, 2016, we did not exclude any jurisdictions from the determination of tax expense. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

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

Retail

	Three Months Ended
	April 3, 2016	% Change	March 29, 2015
	(in thousands, except percentage data)
Net revenue	$157,543	30.2%	$120,957
Percentage of net revenue	50.7%		39.2%
Contribution income	$24,299	48.9%	$16,319
Contribution margin	15.4%		13.5%

Retail net revenue increased for the three months ended April 3, 2016 compared to the prior year period due primarily to an increase in gross shipments of home wireless products, broadband gateways, and home security camera products. Additionally, the increase in retail net revenue was due to a continued focus to increase average selling prices on our retail products. Geographically, we experienced growth in the Americas and, to a lesser extent, EMEA, while net revenue in APAC slightly declined. We continue to see strong end-user demand for our recently introduced retail products, including the Nighthawk series and Arlo Smart Home cameras.

Contribution income increased for the three months ended April 3, 2016 compared to the prior year period as our strategy of pursuing higher average selling prices resulted in higher gross margins and profitability for the retail business unit.
Commercial

	Three Months Ended
	April 3, 2016	% Change	March 29, 2015
	(in thousands, except percentage data)
Net revenue	$68,432	(5.9)%	$72,731
Percentage of net revenue	22.1%		23.5%
Contribution income	$14,837	(8.7)%	$16,243
Contribution margin	21.7%		22.3%

Commercial net revenue decreased for the three months ended April 3, 2016 compared to the prior year period due primarily to a reduction in gross shipments of network storage products and switches. Geographically, we experienced a reduction in commercial net revenue in Americas and, to a lesser extent, EMEA. The reduction was partially offset by growth in APAC.
Contribution income decreased for the three months ended April 3, 2016 compared to the prior year period due primarily to a reduction in net revenue.
Service Provider

	Three Months Ended
	April 3, 2016	% Change	March 29, 2015
	(in thousands, except percentage data)
Net revenue	$84,281	(27.0)%	$115,469
Percentage of net revenue	27.2%		37.3%
Contribution income	$14,458	65.1%	$8,758
Contribution margin	17.2%		7.6%

Service provider net revenue decreased for the three months ended April 3, 2016 compared to the prior year period due primarily to a reduction in gross shipments of broadband gateways and mobile products. Geographically, we experienced a reduction in service provider net revenue in EMEA and, to a lesser extent, the Americas. The reduction was partially offset by growth in APAC. As previously announced, we took steps to restructure the business in 2015 to focus resources on higher profit accounts and margin business opportunities. We took additional steps in the first quarter of 2016 to further focus efforts in this regard.

Contribution income increased for the three months ended April 3, 2016 compared to the prior year period as restructuring efforts taken over the past twelve months yielded additional contribution income through reductions in operating expenses combined with higher gross margin achievement. On a year over year basis operating expenses decreased $6.1 million as a result of headcount reduction. Additionally, charges associated with excess and obsolescence fell $1.8 million year over year. Contribution income was further positively impacted by the reversal of the $3.3 million charge recorded against net revenue in the period ended June 28, 2015. The charge related to an anticipated credit to a customer to resolve a disputed quality issue. We no longer believe there to be a quality issue after obtaining two independent party reports, and consequently the full amount of this charge was reversed in the period ended April 3, 2016.

Liquidity and Capital Resources
Our cash and cash equivalents balance increased from $181.9 million as of December 31, 2015 to $226.9 million as of April 3, 2016. Our short-term investments, which represent the investment of funds available for current operations, increased from $96.3 million as of December 31, 2015 to $106.4 million as of April 3, 2016, because only part of the maturity of treasuries were used to fund the repurchase of common stock during the period. Operating activities during the three months ended April 3, 2016 provided cash of $61.9 million, compared to $0.4 million used in the three months ended March 29, 2015, resulting primarily from increase in net income and changes in working capital. Investing activities during the three months ended April 3, 2016 used cash of $12.1 million, mainly due to net purchase of short-term investments and purchases of property and equipment. During the three months ended April 3, 2016, financing activities used cash of $4.9 million, primarily due to the repurchase of common stock, partially offset by proceeds from the issuance of common stock upon exercise of stock options and our employee stock purchase program.
Our days sales outstanding ("DSO") was 66 days as of April 3, 2016, which decreased from 77 days as of December 31, 2015. DSO as of December 31, 2015 was higher due to seasonal payment terms extended to our larger retail customers; as of April 3, 2016 we have returned to a more normal range of DSO as these extended terms are no longer applicable. Additionally, the reduction in service provider net revenue contributed to DSO improvement as the standard payment terms with service provider customers is significantly higher than our standard payment terms for our other customers.
Our accounts payable decreased from $90.5 million at December 31, 2015 to $75.1 million at April 3, 2016. The decrease was primarily attributable to timing of payments.

Inventory increased by $2.2 million from $213.1 million at December 31, 2015 to $215.3 million at April 3, 2016. In the three months ended April 3, 2016, we experienced annualized ending inventory turns of approximately 3.9, down from 4.8 turns in the three months ended December 31, 2015.
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

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under these authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the three months ended April 3, 2016, we repurchased and retired, reported based on trade date, approximately 0.3 million shares of common stock at a cost of $10.0 million. During the three months ended March 29, 2015, we repurchased and retired, reported based on trade date, 0.3 million shares of common stock at a cost of $8.3 million. We plan to continue to repurchase shares opportunistically.

We repurchased, as reported based on trade date, approximately 9,000 shares of common stock at a cost of $0.4 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs") during the three months ended April 3, 2016. Similarly, during the three months ended March 29, 2015, we repurchased approximately 7,000 shares of our common stock at a cost of $0.2 million under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no material changes during the three months ended April 3, 2016 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At April 3, 2016, we had approximately $128 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.
As of April 3, 2016, we had $14.7 million of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $0.6 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of April 3, 2016, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to our critical accounting policies and estimates during the three months ended April 3, 2016.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

During the three months ended April 3, 2016, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Investing in our common stock involves a high degree of risk. The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. Any of the following risks could materially adversely affect our business operations, results of operations and financial condition and could result in a significant decline in our stock price. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section. This section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2016.

* We expect our operating results to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

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

•	seasonal shifts in end market demand for our products, particularly in our retail business;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	delays in the introduction of new products by us or market acceptance of these products;

•	shift in overall product mix sales from higher to lower margin products, or from one business unit to another, that would adversely impact our margins;

•	delay or failure of our service provider customers to purchase at the volumes that they forecast;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	unanticipated increase in costs, including air freight, associated with shipping and delivery of our products;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand, particularly from our service provider sales channel, resulting in increased inventory exposure;

•	component supply constraints from our vendors;

•	the inability to maintain stable operations by our suppliers and other parties with which we have commercial relationships;

•	unfavorable level of inventory and turns;

•	allowance for bad debts exposure with our existing customers and new customers, particularly as we expand into new international markets;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	geopolitical disruption leading to delay or even stoppage of our operations in manufacturing, transportation, technical support and research and development;

•	changes in international trade policy that adversely affect customs, tax or duty rates;

•	terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	litigation involving alleged patent infringement;

•	epidemic or widespread product failure, or unanticipated safety issues, in one or more of our products;

•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	failure to effectively manage our third party customer support partners, which may result in customer complaints and/or harm to the NETGEAR brand;

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

* If we fail to continue to introduce or acquire new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net revenue and gross margins.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the commercial business, retail, and service provider markets and quickly develop or acquire, and manufacture and sell products that satisfy these demands in a cost effective manner. In order to differentiate our products from our competitors' products, we must continue to increase our focus and capital investment in research and development, including software development. For example, we have committed a substantial amount of resources to the development, manufacture and sale of our Nighthawk series and Arlo Smart Home camera products and to introducing additional and improved models in these lines. If these products do not continue to achieve widespread market acceptance, or if we are unsuccessful in capitalizing on other Smart Home market opportunities, our future growth may be slowed and our financial results could be harmed. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

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

* We rely on a limited number of traditional and online retailers, wholesale distributors and service provider customers for a substantial portion of our sales, and our net revenue could decline if they refuse to pay our requested prices or reduce their level of purchases or if there is significant consolidation in our customer base which results in fewer customers for our products.

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc., Amazon.com, Inc. and their affiliates, wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation, and service providers, such as AT&T. We expect that a significant portion of our net revenue will continue to come from sales to a small number of customers for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of customers fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these customers. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our customers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major customers reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed.

Additionally, consolidation among our customer base may allow certain customers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, elimination of sales opportunities, replacement of our products with those of our competitors and cancellations of orders, each of which would harm our operating results. For example, in February 2015, one of our large retail customers, Staples, announced a proposed acquisition of another large retail customer, Office Depot. If this transaction is approved and completed, it may provide the combined company with increased negotiating power, and it is uncertain how it may impact the aggregate quantities of our products purchased in the future. Consolidation among our service provider customers worldwide may also make it more difficult to grow our service provider business, given the fierce competition for the already limited number of service providers worldwide and the long sales cycles to close deals. For example, in June 2013, Liberty Global, a service provider with operations worldwide, completed its acquisition of Virgin Media Limited, one of our significant historical customers. Because we have not conducted business with Liberty Global in the past, it directed Virgin Media to develop relationships and business with other Liberty Global vendors, many of which are our competitors. This situation has contributed to a substantial reduction in purchases of our products by Virgin Media Limited in 2016. In addition, in 2015, Charter Communications announced agreements to acquire Time Warner Cable and Bright House Networks, and in early 2016 key U.S.

regulators have recommended conditional approval of these acquisitions. FNAC, a major retail chain in France, also has announced the acquisition of Darty, a major retail reseller of ours. If consolidation among our customer base becomes more prevalent, our operating results may be harmed.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the home market for networking and Smart Home devices include Apple, ASUS, Belkin/Linksys, Devolo, D-Link, Eero, Google, Logitech, Nest Labs (owned by Google), Ring, Samsung, Swann, Synology, TP Link, and Western Digital. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, QNAP Systems, Seagate Technology, Synology, Ubiquity, WatchGuard and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, Arcadyan, ARRIS, AVM, Compal Broadband, D-Link, Hitron, Huawei, Novatel Wireless, Sagem, Scientific Atlanta (a Cisco Systems company), Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Xiomi in China, and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

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

* We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.

Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers' ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

* System security risks, data protection breaches and cyber-attacks could disrupt our internal operations, information technology systems, products or services, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Hackers may develop and deploy viruses and other advanced persistent threats that are designed to attack our systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our information technology systems, our data or our customers' data. We have established a crisis management plan and business continuity program. While we regularly test the plan and the program, there can be no assurance that the plan and program can withstand an actual or serious disruption in our business, including a data protection breach or cyber-attack. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. If our computer systems and servers go down at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly.

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our systems and customer data, but these security measures cannot provide absolute security. Potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, social engineering or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud monitoring service paired with our Arlo Smart Home cameras. If hackers compromise this cloud service, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service is a relatively new business for us and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing and payment processing, and consequently we do not maintain direct control over the security of the associated systems. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services or customer private information, including customer videos and customer personal identification information, our management would need to spend increasing amounts of time and effort in this area, we would incur substantial expenses, and our business would be harmed.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 39% of overall net revenue in the first quarter of 2016 and approximately 40% in fiscal year 2015. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

* We are subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution and sale of our products, as well as any such future laws and regulations. Some of our customers also require that we comply with their own unique requirements relating to these matters. Any failure to comply with such laws, regulations and requirements, and any associated unanticipated costs, may adversely affect our business, financial condition and results of operations.

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

In addition to government regulations, many of our customers require us to comply with their own requirements regarding manufacturing, health and safety matters, corporate social responsibility, employee treatment, anti-corruption, use of materials and environmental concerns. Some customers may require us to periodically report on compliance with their unique requirements, and some customers reserve the right to audit our business for compliance. We are increasingly subject to requests for compliance with these customer requirements. For example, there has been significant focus from our customers as well as the press regarding corporate social responsibility policies. Recently, a number of jurisdictions have adopted public disclosure requirements on related topics, including labor practices and policies within companies' supply chains. We regularly audit our manufacturers; however, any deficiencies in compliance by our manufacturers may harm our business and our brand. In addition, we may not have the resources to maintain compliance with these customer requirements and failure to comply may result in decreased sales to these customers, which may have a material adverse effect on our business, financial condition and results of operations.

We are currently involved in numerous litigation matters and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 7, Commitments and Contingencies, in notes to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	71,128	$35.84	69,194	2,160,501
February 1, 2016 - February 28, 2016	212,125	$35.66	211,124	1,949,377
February 29, 2016 - April 3, 2016	6,031	$40.18	—	1,949,377
Total	289,284	$35.80	280,318

1.
From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under these authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the three months ended April 3, 2016, we repurchased and retired, reported based on trade date, approximately 0.3 million shares of common stock at a cost of $10.0 million.

2.
We repurchased, as reported based on trade date, approximately 9,000 shares of common stock at a cost of approximately $0.4 million to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended April 3, 2016.

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
/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2016

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant	S-1	7/30/2003	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant	10-Q	7/31/2015	3.2
3.3	Amended and Restated Bylaws of the registrant	8-K	4/20/2016	3.2
4.1	Form of registrant's common stock certificate	S-1	7/30/2003	4.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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