Form 10-Q
period 2016-07-03
NETGEAR, INC
filed 2016-08-05
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 3, 2016.
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

Large Accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 32,761,172 as of July 29, 2016.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 3, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$226,011	$181,945
Short-term investments	126,661	96,321
Accounts receivable, net	230,550	290,642
Inventories	207,841	213,118
Prepaid expenses and other current assets	36,363	39,117
Total current assets	827,426	821,143
Property and equipment, net	19,273	22,384
Intangibles, net	40,459	48,947
Goodwill	81,721	81,721
Other non-current assets	71,887	76,374
Total assets	$1,040,766	$1,050,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,714	$90,546
Accrued employee compensation	31,217	27,868
Other accrued liabilities	132,124	166,282
Deferred revenue	29,261	29,125
Income taxes payable	—	1,951
Total current liabilities	273,316	315,772
Non-current income taxes payable	14,913	14,444
Other non-current liabilities	11,740	11,643
Total liabilities	299,969	341,859
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	539,621	513,047
Accumulated other comprehensive income	59	3
Retained earnings	201,084	195,627
Total stockholders’ equity	740,797	708,710
Total liabilities and stockholders’ equity	$1,040,766	$1,050,569
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net revenue	$311,655	$288,782	$621,911	$597,939
Cost of revenue	213,867	211,126	423,558	432,003
Gross profit	97,788	77,656	198,353	165,936
Operating expenses:
Research and development	21,804	21,102	43,941	41,554
Sales and marketing	36,089	34,013	73,366	71,615
General and administrative	13,035	10,366	25,884	21,389
Restructuring and other charges	1,311	974	3,989	5,368
Litigation reserves, net	35	—	45	(2,690)
Total operating expenses	72,274	66,455	147,225	137,236
Income from operations	25,514	11,201	51,128	28,700
Interest income	279	67	513	119
Other income (expense), net	(332)	(343)	(698)	132
Income before income taxes	25,461	10,925	50,943	28,951
Provision for income taxes	9,427	7,258	18,320	17,273
Net income	$16,034	$3,667	$32,623	$11,678
Net income per share:
Basic	$0.49	$0.11	$1.00	$0.34
Diluted	$0.48	$0.11	$0.98	$0.34
Weighted average shares used to compute net income per share:
Basic	32,639	33,792	32,578	34,227
Diluted	33,493	34,308	33,390	34,790
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net income	$16,034	$3,667	$32,623	$11,678
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	511	(88)	(36)	(112)
Unrealized gain on available-for-sale securities	46	18	147	28
Other comprehensive income (loss), before tax	557	(70)	111	(84)
Tax expense related to items of other comprehensive income	(17)	(7)	(55)	(11)
Other comprehensive income (loss), net of tax	540	(77)	56	(95)
Comprehensive income	$16,574	$3,590	$32,679	$11,583
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 3, 2016	June 28, 2015
Cash flows from operating activities:
Net income	$32,623	$11,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,887	18,692
Purchase premium amortization/discount accretion on investments, net	56	(58)
Non-cash stock-based compensation	9,430	8,406
Income tax impact associated with stock option exercises	768	(799)
Excess tax benefit from stock-based compensation	(1,426)	(240)
Deferred income taxes	3,857	2,220
Changes in assets and liabilities:
Accounts receivable	60,092	29,196
Inventories	5,277	34,215
Prepaid expenses and other assets	3,066	6,428
Accounts payable	(9,866)	(34,508)
Accrued employee compensation	3,349	(2,999)
Other accrued liabilities	(34,091)	(20,912)
Deferred revenue	136	(3,209)
Income taxes payable	(1,482)	(9,603)
Net cash provided by operating activities	88,676	38,507
Cash flows from investing activities:
Purchases of short-term investments	(80,254)	(25,105)
Proceeds from sales and maturities of short-term investments	50,147	65,142
Purchase of property and equipment	(5,060)	(8,200)
Net cash provided by (used in) investing activities	(35,167)	31,837
Cash flows from financing activities:
Purchase and retirement of common stock	(27,167)	(81,036)
Proceeds from exercise of stock options	14,653	4,471
Proceeds from issuance of common stock under employee stock purchase plan	1,645	1,502
Excess tax benefit from stock-based compensation	1,426	240
Net cash used in financing activities	(9,443)	(74,823)
Net increase (decrease) in cash and cash equivalents	44,066	(4,479)
Cash and cash equivalents, at beginning of period	181,945	141,234
Cash and cash equivalents, at end of period	$226,011	$136,755
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three and six months ended July 3, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

Note 2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s significant accounting policies have not materially changed during the six months ended July 3, 2016.

Recent Accounting Pronouncements

Accounting Pronouncement Recently Adopted

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

Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. An entity should apply the amendments in the update either

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. On July 9, 2015, the FASB concluded to delay the effective date of the new revenue standard by one year. ASU 2014-09 is effective for the Company beginning in the first quarter fiscal 2018. Early adoption is permitted but may not occur earlier than January 1, 2017, the original effective date of the standard for the Company. In 2016, the FASB issued additional guidance to clarify the implementation guidance (ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients). The Company is in the process of evaluating the available transition methods and the impact of the guidance on its financial position, results of operations or cash flows.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The changes to the current US GAAP financial instruments model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This standard is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating what impact, if any, the adoption of this standard will have on its financial position, results of operations or cash flows.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.	Balance Sheet Components

Available-for-sale short-term investments (in thousands)

	As of
	July 3, 2016				December 31, 2015
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. treasuries	$125,103	$83	$—	$125,186	$95,057	$1	$(65)	$94,993
Certificates of deposit	151	—	—	151	147	—	—	147
Total	$125,254	$83	$—	$125,337	$95,204	$1	$(65)	$95,140

The Company’s short-term investments are primarily comprised of marketable securities that are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the available-for-sale securities have unrealized losses greater than 12 months.

Accounts receivable, net (in thousands)

	As of
	July 3, 2016	December 31, 2015
Gross accounts receivable	$248,796	$309,926
Allowance for doubtful accounts	(1,255)	(1,255)
Allowance for sales returns	(14,203)	(15,904)
Allowance for price protection	(2,788)	(2,125)
Total allowances	(18,246)	(19,284)
Total accounts receivable, net	$230,550	$290,642

Inventories (in thousands)

	As of
	July 3, 2016	December 31, 2015
Raw materials	$6,371	$4,292
Work in process	1	2
Finished goods	201,469	208,824
Total inventories	$207,841	$213,118

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net (in thousands)

	As of
	July 3, 2016	December 31, 2015
Computer equipment	$11,542	$11,161
Furniture, fixtures and leasehold improvements	19,072	18,317
Software	31,287	30,396
Machinery and equipment	69,187	66,662
Total property and equipment, gross	131,088	126,536
Accumulated depreciation and amortization	(111,815)	(104,152)
Total property and equipment, net	$19,273	$22,384

Depreciation and amortization expense pertaining to property and equipment was $4.2 million and $8.1 million for the three and six months ended July 3, 2016, respectively, and $4.6 million and $9.4 million for the three and six months ended June 28, 2015, respectively.

Intangibles, net (in thousands)

	Gross	Accumulated Amortization	Net
July 3, 2016
Technology	$61,099	$(52,902)	$8,197
Customer contracts and relationships	56,500	(26,833)	29,667
Other	10,545	(7,950)	2,595
Total intangibles, net	$128,144	$(87,685)	$40,459

	Gross	Accumulated Amortization	Net
December 31, 2015
Technology	$61,099	$(48,485)	$12,614
Customer contracts and relationships	56,500	(23,290)	33,210
Other	10,545	(7,422)	3,123
Total intangibles, net	$128,144	$(79,197)	$48,947

Amortization of intangibles was $4.3 million and $8.5 million for the three and six months ended July 3, 2016, respectively, and $4.3 million and $8.8 million for the three and six months ended June 28, 2015, respectively.

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31	Amount
2016 (remaining six months)	$8,433
2017	11,386
2018	7,871
2019	6,028
2020	5,316
Thereafter	1,425
Total estimated amortization expense	$40,459

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other non-current assets (in thousands)

	As of
	July 3, 2016	December 31, 2015
Non-current deferred income taxes	$64,588	$68,445
Other	7,299	7,929
Total other non-current assets	$71,887	$76,374

Other accrued liabilities (in thousands)

	As of
	July 3, 2016	December 31, 2015
Sales and marketing programs	$52,226	$69,693
Warranty obligation	50,393	56,706
Freight	5,998	5,748
Other	23,507	34,135
Total other accrued liabilities	$132,124	$166,282

Note 4.	Derivative Financial Instruments

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of July 3, 2016 and December 31, 2015 are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at July 3, 2016	Balance Sheet Location	Fair Value at December 31, 2015
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$1,453	Prepaid expenses and other current assets	$3,203
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	28	Prepaid expenses and other current assets	2
Total		$1,481		$3,205

Derivative Liabilities	Balance Sheet Location	Fair Value at July 3, 2016	Balance Sheet Location	Fair Value at December 31, 2015
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$524	Other accrued liabilities	$447
Derivative liabilities designated as hedging instruments	Other accrued liabilities	19	Other accrued liabilities	4
Total		$543		$451

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

The following tables set forth the offsetting of derivative assets as of July 3, 2016 and December 31, 2015 (in thousands):

As of July 3, 2016				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$38	$—	$38	$(38)	$—	$—
Wells Fargo	$1,443	$—	$1,443	$(346)	$—	$1,097
Total	$1,481	$—	$1,481	$(384)	$—	$1,097

As of December 31, 2015				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$577	$—	$577	$(56)	$—	$521
Wells Fargo	2,628	—	2,628	(395)	—	2,233
Total	$3,205	$—	$3,205	$(451)	$—	$2,754

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative liabilities as of July 3, 2016 and December 31, 2015 (in thousands):

As of July 3, 2016				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$197	$—	$197	$(38)	$—	$159
Wells Fargo	346	—	346	(346)	—	—
Total	$543	$—	$543	$(384)	$—	$159

As of December 31, 2015				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$56	$—	$56	$(56)	$—	$—
Wells Fargo	395	—	395	(395)	—	—
Total	$451	$—	$451	$(451)	$—	$—

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for three to five months. The Company enters into about seven forward contracts per quarter with an average size of approximately $8.0 million USD equivalent related to its cash flow hedging program.

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the three and six months ended July 3, 2016 and June 28, 2015.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three and six months ended July 3, 2016 and June 28, 2015 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended July 3, 2016
	Gain (Loss) Recognized in OCI - Effective Portion	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (1)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$88	Net revenue	$(407)	Other income (expense), net	$18
Foreign currency forward contracts	—	Cost of revenue	(2)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(14)	Other income (expense), net	—
Total	$88		$(423)		$18
(1) Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Six Months Ended July 3, 2016
	Gain (Loss) Recognized in OCI - Effective Portion (1)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (1)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(699)	Net revenue	$(719)	Other income (expense), net	$53
Foreign currency forward contracts	—	Cost of revenue	—	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	56	Other income (expense), net	—
Total	$(699)		$(663)		$53
(1) Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Three Months Ended June 28, 2015
	Gain (Loss) Recognized in OCI - Effective Portion	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (1)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(688)	Net revenue	$(775)	Other income (expense), net	$(15)
Foreign currency forward contracts	—	Cost of revenue	5	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	170	Other income (expense), net	—
Total	$(688)		$(600)		$(15)
(1) Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Six Months Ended June 28, 2015
	Gain (Loss) Recognized in OCI - Effective Portion (1)	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (1)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(883)	Net revenue	$(922)	Other income (expense), net	$(34)
Foreign currency forward contracts	—	Cost of revenue	4	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	147	Other income (expense), net	—
Total	$(883)		$(771)		$(34)
(1) Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities that may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about 19 non-designated derivatives per quarter. The average size of its non-designated hedges is approximately $3.0 million USD equivalent and these hedges range from one to five months in duration.

The effects of the Company’s non-designated hedged included in other income (expense), net in the unaudited condensed consolidated statements of operations for the three and six months ended July 3, 2016 and June 28, 2015 are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Amount of Gains (Losses) Recognized in Income
		Three Months Ended		Six Months Ended
		July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Foreign currency forward contracts	Other income (expense), net	$1,185	$(1,832)	$(759)	$2,011

Note 5.	Net Income Per Share
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net income per share for the three and six months ended July 3, 2016 and June 28, 2015 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Numerator:
Net income	$16,034	$3,667	$32,623	$11,678

Denominator:
Weighted average common shares - basic	32,639	33,792	32,578	34,227
Potentially dilutive common share equivalent	854	516	812	563
Weighted average common shares - dilutive	33,493	34,308	33,390	34,790

Basic net income per share	$0.49	$0.11	$1.00	$0.34
Diluted net income per share	$0.48	$0.11	$0.98	$0.34

Anti-dilutive employee stock-based awards, excluded	431	2,631	$310	$2,440

Note 6.	Income Taxes

The income tax provision for the three and six months ended July 3, 2016 was $9.4 million, or an effective tax rate of 37.0%, and $18.3 million, or an effective tax rate of 36.0% respectively. The income tax provision for the three and six months ended June 28, 2015 was $7.3 million, or an effective tax rate of 66.4%, and $17.3 million, or an effective tax rate of 59.7%, respectively. The effective tax rate for the three and six months ended July 3, 2016 compared to the three and six months ended June 28, 2015 decreased primarily due to changes in earnings incurred in a jurisdiction where a loss was not tax benefited for the three and six months ended June 28, 2015. For the three and six months ended June 28, 2015, the forecasted loss from this jurisdiction was excluded from the determination of tax expense. For the three months ended July 3, 2016, the Company did not exclude any jurisdictions from the determination of tax expense. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At July 3, 2016, the Company had approximately $138 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Warranty Obligation
Changes in the Company’s warranty obligation, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Balance as of beginning of the period	$49,908	$42,877	$56,706	$44,888
Provision for warranty obligation made during the period	18,593	14,982	34,808	31,237
Settlements made during the period	(18,108)	(16,892)	(41,121)	(35,158)
Balance at end of period	$50,393	$40,967	$50,393	$40,967

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 3, 2016.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 3, 2016.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have equity awards vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of July 3, 2016.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In May 2014, the Company filed with the Provincial Tax Court of Milan an appeal brief, including a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2004 year. The hearing was held and decision was issued on December 19, 2014. The Tax Court decided in favor of the Company and nullified the assessment by the Inland Revenue Agency for 2004. The Inland Revenue Agency appealed the decision of the Tax Court on June 12, 2015. The Company filed its counter appeal with respect to the 2004 year during September 2015. On February 26, 2016 the Regional Tax Court conducted the appeals hearing for the 2004 year, ruling in favor of the Company. On June 13, 2016, the Inland Revenue Agency appealed the decision to the Supreme Court. The Company has filed a counter appeal.

In June, 2015, the Company filed with the Provincial Tax Court of Milan an appeal brief including a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2005 through 2007 tax years. The hearing for suspension was held and the Request for Suspension of payment was granted. The hearing for the validity of the tax assessment for 2005 and 2006 was held in December 2015 with the Provincial Tax Court issuing its decision in favor of the Company. The Inland Revenue Agency filed its appeal with the Regional Tax Court.

The hearing for the validity of the tax assessment for 2007 was held on March 10, 2016 with the Provincial Tax Court who issued its decision in favor of the Company on April 7, 2016. The Inland Revenue Agency has until November 7, 2016 to file for an appeal to the Regional Tax Court with regard to the 2007 tax year.

With respect to 2008 through 2010, the Company filed its briefs with the Tax Court in October 2015 and the hearing for the validity of the tax assessments was held on April 21, 2016 and a decision favorable to the Company was issued on May 12, 2016. The Inland Revenue Agency has until December 9, 2016 to file an appeal to the Regional Tax Court.

With respect to 2011 through 2012, the Company has filed its appeal brief on February 26, 2016 the Provincial Tax Court to contest this assessment. The hearing for suspension was held and the Request for Suspension of payment was granted.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On December 3, 2015, the Company filed with the Court a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On December 23, 2015, CMS filed its response to the Company’s motion to transfer, and, on January 8, 2016, the Company filed its reply brief in support of its motion to transfer venue. On January 15, 2016, the Court granted the Company’s motion to transfer venue to the District Court for the Northern District of California. The initial case management conference in the Northern District of California occurred on May 13, 2016, and the claim construction hearing is scheduled for December 20, 2016. Discovery is ongoing.

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

The Company filed its answer to the Wi3 complaint on March 11, 2016. In the answer, the Company denied the infringement allegations and put forth several counterclaims. Subsequent to the Company’s answer, the parties participated in some motion practice resulting in an amended answer and counterclaims being filed by the Company on April 1, 2016. Wi3 answered the Company’s amended answer and counterclaims on April 13, 2016. The initial case management conference is scheduled for August 17, 2016, and the claim construction hearing is scheduled for September 13, 2017.

The Company does not expect there to be a material financial impact to the Company resulting from this litigation matter.

Tessera v. NETGEAR, Inc.

On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., and Invensas Corp. (collectively, “Tessera”) filed a complaint requesting that the U.S. International Trade Commission (“Commission”) commence an investigation pursuant to Section 337 by reason of alleged infringement of certain patent claims by the Company and other respondents. On June 20, 2016, the Commission issued the related Notice of Investigation, and the Investigation was instituted on June 24, 2016.

The Tessera complaint alleges that the following “Proposed Respondents” unlawfully import into the U.S., sell for importation, and/or sell within the U.S. after importation certain semiconductor devices, semiconductor device packages, and products containing the same that infringe one or more claims of U.S. Patent Nos. 6,856,007 (the ‘007 patent), 6,849,946 (the ‘946 patent), and 6,133,136 (the ‘136 patent) (collectively, the “asserted patents”): Broadcom Limited of Singapore; Broadcom Corp. of Irvine, California; Avago Technologies Limited of Singapore; Avago Technologies U.S. Inc. of San Jose, California; Arista Networks, Inc. of Santa Clara, California; ARRIS International plc of Suwanee, Georgia; ARRIS Group, Inc. of Suwanee, Georgia; ARRIS Technology, Inc. of Horsham, Pennsylvania; ARRIS Enterprises LLC of Suwanee, Georgia; ARRIS Solutions, Inc. of Suwanee, Georgia; Pace Ltd. (formerly Pace plc) of England; Pace Americas, LLC of Boca Raton, Florida; Pace USA, LLC of Boca Raton, Florida; ASUSTeK Computer Inc. of Taiwan; ASUS Computer International of Fremont, California; Comcast Cable Communications, LLC of Philadelphia, Pennsylvania; Comcast Cable Communications Management, LLC of Philadelphia, Pennsylvania; Comcast Business Communications, LLC of Philadelphia, Pennsylvania; HTC Corp. of Taiwan; HTC America, Inc. of Bellevue, Washington; Technicolor S.A. of France; Technicolor USA, Inc. of Indianapolis, Indiana; Technicolor Connected Home USA LLC of Indianapolis, Indiana; and the Company.

According to the complaint, the asserted patents generally relate to semiconductor packaging technology. In particular, the ‘007 patent relates to a compact and economical semiconductor chip assembly that includes a packaged semiconductor chip, a chip carrier with a metallic thermal conductor, and a circuit panel with a thermal conductor mounting. The ‘946 patent relates to a semiconductor layout configuration and method that results in a more efficient planarization process for a semiconductor chip. Lastly, the ‘136 patent relates to a structure for metal interconnects used in semiconductor packaging.

In the complaint, Tessera states that the Proposed Respondents import and sell products that infringe the asserted patents. In particular, the complaint refers to multiple categories of accused semiconductor products associated with Broadcom and asserts that the remaining Proposed Respondents import and sell products that contain these infringing Broadcom semiconductor products. Tessera requested that the Commission issue a permanent limited exclusion order and a permanent cease and desist order directed at the Proposed Respondents and related entities.

The claim construction hearing for the Investigation is scheduled for December 1, 2016; the evidentiary hearing is scheduled for March 27 - 31, 2017; and the target date for completion of the Investigation is October 24, 2017.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concurrently with the filing of the instant ITC complaint, Tessera also filed a complaint against Broadcom Corp. in the U.S. District Court for the District of Delaware alleging infringement of the asserted patents. The Company has not been sued in Delaware or any other jurisdiction other than the ITC.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Symbology v. NETGEAR, Inc.

On June 7, 2016, the Company and numerous other companies were sued in the Eastern District of Texas by a non-practicing entity named Symbology Innovations, LLC (“Symbology”). The lawsuit alleges infringement of three patents: U.S. Patent Nos. 8,424,752 (the ‘752 Patent); 8,651,369 (the ‘369 Patent); and 8,936,190 (the ‘190 Patent) (collectively “Patents in Suit”). The Patents in Suit are all entitled “System and method for presenting information about an object on a portable electronic device”, and the complaint targets the Company’s use of QR codes. In total, Symbology has filed approximately 50 lawsuits against 50 companies alleging infringement of the Patents in Suit.

The alleged infringers Symbology is targeting are advertisers using QR codes. The plaintiff generally is alleging that the Patents in Suit cover the use of QR codes to display content from a website, such as using a mobile phone to scan the QR code, whereby the phone gets the URL from the QR code and fetches the associated web page and then displays it on the mobile phone.

The Company was served with the complaint on July 8, 2016, and its answer is due on August 29, 2016.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. Repurchases made by the Company pursuant to Board-authorized programs during the six months ended July 3, 2016 and June 28, 2015 are discussed below. As of July 3, 2016, 1.6 million shares remained authorized for repurchase under the repurchase program approved by the Board in July 2015. All shares authorized under previously approved programs were fully utilized.
The Company repurchased, reported based on trade date, 0.6 million shares of common stock at a cost of $23.3 million during the six months ended July 3, 2016. The Company repurchased, reported based on trade date, 2.7 million shares of common stock at a cost of $84.6 million under the repurchase authorization during the six months ended June 28, 2015.
The Company repurchased, as reported based on trade date, approximately 91,000 shares of common stock at a cost of $3.9 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs") during the six months ended July 3, 2016. Similarly, during the six months ended June 28, 2015, the Company repurchased approximately 73,000 shares of common stock at a cost of $2.3 million under the same program to help facilitate tax withholding for RSUs.
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
Accumulated Other Comprehensive Income, Net

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component, for the six months ended July 3, 2016 and June 28, 2015 (in thousands):

	Gains and losses on available-for-sale securities	Gains and losses on derivatives	Total
Beginning balance as of December 31, 2015	$(40)	$43	$3
Other comprehensive income (loss) before reclassifications	92	(699)	(607)
Amounts reclassified from accumulated other comprehensive income	—	663	663
Net current period other comprehensive income (loss)	92	(36)	56
Ending balance as of July 3, 2016	$52	$7	$59

	Gains and losses on available for sale securities	Gains and losses on derivatives	Total
Beginning balance as of December 31, 2014	$(5)	$43	$38
Other comprehensive income (loss) before reclassifications	17	(883)	(866)
Amounts reclassified from accumulated other comprehensive income	—	771	771
Net current period other comprehensive income (loss)	17	(112)	(95)
Ending balance as of June 28, 2015	$12	$(69)	$(57)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and six months ended July 3, 2016 and June 28, 2015 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended July 3, 2016		Six Months Ended July 3, 2016
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$(407)	Net revenue	$(719)	Net revenue
Foreign currency forward contracts	(2)	Cost of revenue	—	Cost of revenue
Foreign currency forward contracts	(14)	Operating expenses	56	Operating expenses
	(423)	Total before tax	(663)	Total before tax
	148	Tax impact	232	Tax impact
	$(275)	Total, net of tax	$(431)	Total, net of tax

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 28, 2015		Six Months Ended June 28, 2015
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$(775)	Net revenue	$(922)	Net revenue
Foreign currency forward contracts	5	Cost of revenue	4	Cost of revenue
Foreign currency forward contracts	170	Operating expenses	147	Operating expenses
	(600)	Total before tax	(771)	Total before tax
	—	Tax impact (1)	—	Tax impact (1)
	$(600)	Total, net of tax	$(771)	Total, net of tax

(1)	Under the Company's 2015 tax structure, all hedging gains and losses from derivative contracts were ultimately borne by a legal entity in a jurisdiction with no income tax.

Note 9.	Employee Benefit Plans

2006 Long Term Incentive Plan
The Company's 2006 Long Term Incentive Plan (the "2006 Plan") expired on April 13, 2016 by its terms. No further equity awards can be granted under the 2006 Plan. The 2006 Plan will continue to govern awards previously granted under it.

2016 Equity Incentive Plan
In April 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (the "2016 Plan") which was approved by the Company's stockholders at the 2016 Annual Meeting of Stockholders on June 3, 2016. The 2016 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to eligible directors, employees and consultants of the Company. Award vesting periods for this plan are generally four years. The maximum aggregate number of shares that may be issued under the 2016 Plan is 2,500,000 Shares, plus (i) any shares that were available for grant under the Company’s 2006 Plan as of immediately prior to the 2006 Plan's expiration by its terms, which was 699,827 shares, plus (ii) any shares granted under the 2006 Plan that expire, are forfeited to or repurchased by the Company. As of July 3, 2016, approximately 3.1 million shares were reserved for future grants under the 2016 Plan.
Options granted under the 2016 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (“NSO”) may be granted to Company employees, directors and consultants. Options may be granted for periods of up to ten years and at prices no less than the estimated fair value of the common stock on the date of grant. In addition, the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the 2016 Plan generally vest over four years, the first tranche at the end of twelve months and the remaining shares underlying the option vesting monthly over the remaining three years.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Appreciation Rights may be granted under the 2016 Plan subject to the terms specified by the plan administrator, provided that the term of any such right may not exceed ten (10) years from the date of grant. The exercise price may not be less than the fair market value of the Company’s common stock on the date of grant.
Restricted stock awards may be granted under the 2016 Plan subject to the terms specified by the plan administrator. The period over which any restricted award may fully vest is generally no less than three (3) years. Restricted stock awards are nonvested stock awards that may include grants of restricted stock or grants of restricted stock units. Restricted stock awards are rights to acquire or purchase shares that generally are subject to transferability and forfeitability restrictions for a specified period. Restricted stock has the same voting rights as other common stock and is considered to be currently issued and outstanding. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

Performance units and performance shares are awards that result in a payment to a participant only if specified performance objectives or other vesting provisions are achieved during a specified performance period. Each performance unit will have an initial value established by the Administrator on or before the grant date. Each performance share will have an initial value equal to the fair market value of a share on the grant date. The plan administrator will determine the number of performance awards that will be granted and will establish the performance goals and other conditions for payment of such performance awards. The period of measuring the achievement of performance goals will be specified by an award agreement.

Other stock or cash awards may be granted under the 2016 Plan subject to the terms specified by the plan administrator.

Any shares subject to restricted stock, restricted stock units, performance units, or performance shares awarded under the 2016 Plan will be counted against the shares available for issuance under the 2016 Plan as one and fifty-eight hundredths (1.58) shares for every one share subject to such awards. Any shares of common stock subject to an award that is forfeited, settled in cash, expires or is otherwise settled without the issuance of shares shall again be available for awards under the 2016 Plan. Additionally, any shares that are tendered by a participant of the 2016 Plan or retained by the Company as full or partial payment to the Company for the purchase of an award or to satisfy tax withholding obligations in connection with an award shall no longer again be made available for issuance under the 2016 Plan.

Employee Stock Purchase Plan
The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Prior to February 16, 2016, employees could purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As the price of the shares was determined at the purchase date, the Company recognized expense based on the 15% discount at purchase. Beginning February 16, 2016, the terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. The fair value of the shares offered under the ESPP is estimated at grant using a Black-Scholes option valuation model. In April 2016, the Company approved an amendment to the 2003 Employee Stock Purchase plan to increase the number of shares of common stock authorized for sale under the Purchase Plan by 1,000,000 shares to a total of 2,000,000 shares. As of July 3, 2016, approximately 1.05 million shares were available for issuance under the ESPP.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity
Stock option activity during the six months ended July 3, 2016 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2015	2,461	$30.08
Granted	328	39.53
Exercised	(470)	30.87
Cancelled	(14)	34.09
Expired	(1)	34.68
Outstanding at July 3, 2016	2,304	$31.24

RSU Activity

RSU activity during the six months ended July 3, 2016 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2015	964	$31.63
RSUs granted	442	40.36
RSUs vested	(299)	31.25
RSUs cancelled	(66)	30.82
Outstanding at July 3, 2016	1,041	$35.50

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
The table below sets forth the weighted average assumptions used to estimate the fair value of option grants during the three and six months ended July 3, 2016 and June 28, 2015 and purchase rights granted under the ESPP commencing February 16, 2016 during the three and six months ended July 3, 2016.

	Three Months Ended			Six Months Ended
	ESPP (1)	Stock Options		ESPP	Stock Options
	July 3, 2016	July 3, 2016	June 28, 2015	July 3, 2016	July 3, 2016	June 28, 2015
Expected life (in years)	N/A	N/A	4.5	0.5	4.4	4.5
Risk-free interest rate	N/A	N/A	1.45%	0.42%	1.28%	1.44%
Expected volatility	N/A	N/A	39.3%	44.7%	35.4%	39.3%
Dividend yield	N/A	N/A	—	—	—	—
(1) No purchase rights were granted under the ESPP during the three months ended July 3, 2016.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Cost of revenue	$451	$336	$890	$832
Research and development	1,118	773	1,984	1,618
Sales and marketing	1,338	1,272	2,535	2,665
General and administrative	2,112	1,677	4,021	3,291
Total stock-based compensation	$5,019	$4,058	$9,430	$8,406

As of July 3, 2016, $7.4 million of unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.9 years. $27.3 million of unrecognized compensation cost related to unvested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.8 years.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net revenue:
Retail	$170,646	$131,809	$328,189	$252,766
Commercial	73,671	63,017	142,103	135,748
Service provider	67,338	93,956	151,619	209,425
Total net revenue	311,655	288,782	621,911	597,939
Contribution income:
Retail	$25,660	$16,247	$49,959	$32,566
Retail contribution margin	15.0%	12.3%	15.2%	12.9%
Commercial	18,551	12,564	33,388	28,807
Commercial contribution margin	25.2%	19.9%	23.5%	21.2%
Service Provider	8,252	3,895	22,710	12,653
Service Provider contribution margin	12.3%	4.1%	15.0%	6.0%
Total segment contribution income	52,463	32,706	106,057	74,026
Corporate and unallocated costs	(16,418)	(12,230)	(33,134)	(25,196)
Amortization of intangibles (1)	(4,166)	(4,243)	(8,331)	(8,639)
Stock-based compensation expense	(5,019)	(4,058)	(9,430)	(8,406)
Restructuring and other charges	(1,311)	(974)	(3,989)	(5,368)
Losses on inventory commitments due to restructuring	—	—	—	(407)
Litigation reserves, net	(35)	—	(45)	2,690
Interest income	279	67	513	119
Other income (expense), net	(332)	(343)	(698)	132
Income before income taxes	$25,461	$10,925	$50,943	$28,951
________________________________

(1)	Amount excludes amortization expense related to patents included in cost of revenue.

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

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
United States (U.S.)	$203,508	$168,282	$392,874	$338,874
Americas (excluding U.S.)	7,400	4,177	11,884	7,371
EMEA	51,653	67,993	116,158	157,102
Australia	28,851	31,008	59,984	60,661
APAC (excluding Australia)	20,243	17,322	41,011	33,931
Total net revenue	$311,655	$288,782	$621,911	$597,939

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations (in thousands):

	As of
	July 3, 2016	December 31, 2015
United States	$8,677	$9,832
Canada	3,422	3,586
EMEA	310	468
China	5,013	6,562
APAC (excluding China)	1,851	1,936
	$19,273	$22,384

Note 11.	Fair Value Measurements (in thousands)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of July 3, 2016:

	As of July 3, 2016
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$10,634	$10,634	$—	$—
Available-for-sale securities—U.S. treasuries (1)	125,186	125,186	—	—
Available-for-sale securities—certificates of deposit (1)	151	151	—	—
Trading securities—mutual funds (1)	1,324	1,324	—	—
Foreign currency forward contracts (2)	1,481	—	1,481	—
Total assets measured at fair value	$138,776	$137,295	$1,481	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of July 3, 2016
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$543	$—	$543	$—
Total liabilities measured at fair value	$543	$—	$543	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

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
The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At July 3, 2016 and December 31, 2015, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 12.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.7 million and $4.8 million for the three and six months ended July 3, 2016, respectively, and $2.4 million and $5.6 million for the three and six months ended June 28, 2015, respectively.

Note 13.	Restructuring and Other Charges

The Company incurred restructuring and other charges of $1.3 million and $4.0 million during the three and six months ended July 3, 2016, respectively. Restructuring and other charges recognized in the second quarter of 2016 related primarily to severance as headcount reductions occurred within the commercial business unit. The headcount reductions were implemented in line with channel shift and changing buying behaviors being experienced for the commercial business unit products. Restructuring and other charges recognized in the first quarter of 2016, and the first and second quarter of 2015, respectively, related to actions

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to resize our service provider business unit and supporting functions. The actions were taken to match the reduced revenue outlook and to concentrate resources on LTE Advanced and long-term and profitable accounts. Charges incurred in these periods primarily related to severance, other one-time termination benefits and other associated costs attributable to the restructuring actions announced in February 2015 and January 2016, respectively.

Accrued restructuring and other charges are classified within other accrued liabilities in the unaudited condensed consolidated balance sheets. Amounts attributable to lease contract termination charges will be paid over the remaining lease term until January 2022.

The following table provides a summary of the activity related to accrued restructuring and other charges for the six months ended July 3, 2016 (in thousands):

	Accrued Restructuring and Other Charges at December 31, 2015	Additions (1)	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at July 3, 2016
Restructuring
Employee termination charges	$13	$3,128	$(2,308)	$(40)	$793
Lease contract termination and other charges	1,253	582	(286)	—	1,549
Total Restructuring and other charges	$1,266	$3,710	$(2,594)	$(40)	$2,342
(1) Total restructuring and other charges recognized in the Company's unaudited condensed consolidated statement of operations for the six months ended July 3, 2016 includes non-cash charges and adjustments, net of $0.3 million. These amounts have been excluded from the table above.

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

During the second quarter of 2016, we experienced a 7.9% increase in net revenue compared to the second quarter of 2015, driven primarily by increases in retail net revenue, to a lesser extent, commercial business unit net revenue, partially offset by a decrease in service provider net revenue. Retail net revenue in the second quarter of 2016 increased 29% compared to the prior year period due to an increase in gross shipments of home security camera products, broadband gateways and home wireless products. Additionally, the increase in retail net revenue was due to a continued focus to increase average selling prices by offering premium differentiated products. We continue to see strong demand for our retail products, including the Nighthawk family and Arlo Smart Home cameras. Commercial net revenue in the second quarter of 2016 increased compared to the prior year period due to an increase in gross shipments of switches, partially offset by a reduction in gross shipment of network storage products. Service provider net revenue in the second quarter of 2016 decreased compared to the prior year period due primarily to a reduction in gross shipments of broadband gateways and mobile products. As previously announced, in 2015 we began to execute on our plans to resize our service provider business for higher profitability by focusing on higher margin products and accounts while reducing the cost structure of this business unit. In line with this objective, we made further restructuring efforts in the first quarter of 2016. On a geographic basis, net revenue increased in the Americas and slightly increased in APAC, offset by a decline in EMEA. The increase in Americas was driven primarily by an increase in gross shipments of our broadband gateways, home security cameras and home wireless products, partially offset by a decrease in gross shipments of our mobile products. The increase in APAC was driven by an increase in gross shipments of broadband gateways and switches, partially offset by a reduction in gross shipments of our mobile products. The decrease in EMEA was driven primarily by a reduction in gross shipments of broadband gateways, partially offset by an increase in gross shipments of home security camera products.

Looking forward, we expect growth in our retail business unit mainly driven by gaining additional market share for home security camera products, cable products sold in retail and WiFi high end router and extender products. We expect growth in our commercial business unit driven by the sales of our 11 ac WLAN products and web-managed PoE and 10Gig switches. We also expect approximately $65 million per quarter revenue run rate for the service provider business unit for the remainder of 2016 as we continue to remain focused on improving profitability.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations for the three and six months ended July 3, 2016, with the comparable reporting period in the preceding year.

	Three Months Ended				Six Months Ended
	July 3, 2016		June 28, 2015		July 3, 2016		June 28, 2015
	(In thousands, except percentage data)
Net revenue	$311,655	100.0%	$288,782	100.0%	$621,911	100.0%	$597,939	100.0%
Cost of revenue	213,867	68.6%	211,126	73.1%	423,558	68.1%	432,003	72.2%
Gross profit	97,788	31.4%	77,656	26.9%	198,353	31.9%	165,936	27.8%
Operating expenses:
Research and development	21,804	7.0%	21,102	7.3%	43,941	7.1%	41,554	6.9%
Sales and marketing	36,089	11.6%	34,013	11.8%	73,366	11.8%	71,615	12.0%
General and administrative	13,035	4.2%	10,366	3.6%	25,884	4.2%	21,389	3.6%
Restructuring and other charges	1,311	0.4%	974	0.3%	3,989	0.6%	5,368	0.9%
Litigation reserves, net	35	0.0%	—	—%	45	0.0%	(2,690)	(0.4)%
Total operating expenses	72,274	23.2%	66,455	23.0%	147,225	23.7%	137,236	23.0%
Income from operations	25,514	8.2%	11,201	3.9%	51,128	8.2%	28,700	4.8%
Interest income	279	0.1%	67	0.0%	513	0.1%	119	0.0%
Other income (expense), net	(332)	(0.1)%	(343)	(0.1)%	(698)	(0.1)%	132	0.0%
Income before income taxes	25,461	8.2%	10,925	3.8%	50,943	8.2%	28,951	4.8%
Provision for income taxes	9,427	3.1%	7,258	2.5%	18,320	3.0%	17,273	2.8%
Net income	$16,034	5.1%	$3,667	1.3%	$32,623	5.2%	$11,678	2.0%

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

	Three Months Ended			Six Months Ended
	July 3, 2016	% Change	June 28, 2015	July 3, 2016	% Change	June 28, 2015
	(In thousands, except percentage data)
Americas	$210,908	22.3%	$172,459	$404,758	16.9%	$346,245
Percentage of net revenue	67.6%		59.8%	65.1%		57.9%
EMEA	$51,653	(24.0)%	$67,993	$116,158	(26.1)%	$157,102
Percentage of net revenue	16.6%		23.5%	18.7%		26.3%
APAC	$49,094	1.6%	$48,330	$100,995	6.8%	$94,592
Percentage of net revenue	15.8%		16.7%	16.2%		15.8%
Total net revenue	$311,655	7.9%	$288,782	$621,911	4.0%	$597,939

Americas

The increase in Americas net revenue for the three and six months ended July 3, 2016 compared to the prior year periods was driven primarily by an increase in gross shipments of our broadband gateways, home security camera products, home wireless products and switches, partially offset by a decrease in gross shipments of our mobile products. The increase was primarily due to continued growth in the retail business unit driven by strong demand for our products, including the Nighthawk family and Arlo Smart Home cameras. Additionally, the increase was due to a continued focus to increase the average selling prices on our retail products. The increase in Americas net revenue was partially offset by a reduction in service provider net revenues. Service provider net revenue fell versus the prior year period as we continue to prioritize profitability with respect to service provider business opportunities.

EMEA

The decrease in EMEA net revenue for the three and six months ended July 3, 2016 compared to the prior year was driven primarily by a reduction in gross shipments of broadband gateways, partially offset by an increase in gross shipments of home security camera products and switches. The decrease in gross shipments was driven by a decline in service provider gross shipments as we continue to prioritize profitability with respect to service provider business opportunities. In the period ended June 28, 2015 we recorded a charge of $3.3 million against net revenue relating to an anticipated credit to a customer to resolve a disputed quality issue. We no longer believe there to be a quality issue after obtaining two independent party reports, and consequently the full amount of this charge was reversed in the three months ended April 3, 2016. The reversal of this charge positively benefited EMEA net revenue through the six months ended July 3, 2016 partially offsetting the underlying service provider business unit decline. Further, the decline in service provider net revenue was offset by growth in retail business unit, and to a lesser extent, commercial business unit net revenue in both the three and six months ended July 3, 2016.

APAC

The increase in APAC net revenue for the three and six months ended July 3, 2016 compared to the prior year was driven primarily by an increase in gross shipments of broadband gateways and switches, partially offset by a reduction in gross shipments of our mobile products. The increase was due, in part, to improved performance in both our commercial and service provider business units.

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

	Three Months Ended			Six Months Ended
	July 3, 2016	% Change	June 28, 2015	July 3, 2016	% Change	June 28, 2015
	(In thousands, except percentage data)
Cost of revenue	$213,867	1.3%	$211,126	$423,558	(2.0)%	$432,003
Gross margin percentage	31.4%		26.9%	31.9%		27.8%

Cost of Revenue
Cost of revenue increased for the three months ended July 3, 2016 compared to the prior year period due in part to increased net revenue of $22.9 million. The shift in net revenue away from service provider business unit toward the retail business unit positively impacted cost of revenue as the increase in cost of revenue lagged the increase in net revenue for the period.
Cost of revenue decreased for the six months ended July 3, 2016 compared to the prior year period. Retail business unit net revenue grew $75.4 million, offset by declines in service provider net revenue of $57.8 million. The shift in business unit net revenue was primarily attributable to the decline as cost of revenue associated with retail business unit products represent a lower proportion of net revenue than service provider business unit products.
Gross Margin
Our gross margin increased for the three and six months ended July 3, 2016 compared to the prior year period. The change in business unit net revenue from service provider to retail combined with higher average selling prices on our retail business unit products are primarily attributable to the improved performance. In addition, gross margins for the six months ended July 3, 2016 were positively impacted by the reversal in first quarter 2016 of a $3.3 million charge recorded previously against net revenue. The charge was originally recorded in the second quarter of 2015 and related to an anticipated credit to a customer to resolve a disputed quality issue.

We expect gross margin achievement will increase versus the prior year in the near term. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight, duty and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service providers.

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

	Three Months Ended			Six Months Ended
	July 3, 2016	% Change	June 28, 2015	July 3, 2016	% Change	June 28, 2015
	(In thousands, except percentage data)
Research and development expense	$21,804	3.3%	$21,102	$43,941	5.7%	$41,554

Research and development for the three months ended July 3, 2016 increased $0.7 million year over year. The increase was attributable to increased variable compensation of $1.4 million offset by lower outside engineering services of $1.1 million. Outside engineer expenses in the three months ended July 3, 2016 decreased as a result of reduced revenue expectations for our service provider business unit on a year over year basis. Research and development expense increased for the six months ended July 3, 2016 compared to the prior year period due primarily to an increase in variable compensation of $2.9 million. The increase was offset primarily by a $1.0 million reduction in outside engineering services associated with our service provider business unit.
We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We continue to invest in research and development to expand our cloud platform capabilities, grow our home security camera and home automation device portfolio, and develop innovative WiFi and LTE Advanced coverage solutions. In the near future, we expect research and development expenses to grow in absolute dollars as we are allocating resources in the key areas that we expect will drive future growth and profitability. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of revenue, depending on actual revenues achieved in any given quarter.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization expenses, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended			Six Months Ended
	July 3, 2016	% Change	June 28, 2015	July 3, 2016	% Change	June 28, 2015
	(In thousands, except percentage data)
Sales and marketing expense	$36,089	6.1%	$34,013	$73,366	2.4%	$71,615

Sales and marketing expense increased for the three months ended July 3, 2016 compared to the prior year period. The increase was attributable to increases in product marketing expenses of $0.8 million, variable compensation of $0.7 million and personnel-related costs of $0.5 million.
Sales and marketing expense increased for the six months ended July 3, 2016 compared to the prior year period. The increase was mainly attributable to increases in variable compensation of $1.3 million and personnel-related costs of $1.0 million, partially offset by a reduction in freight cost of $0.8 million.
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

	Three Months Ended			Six Months Ended
	July 3, 2016	% Change	June 28, 2015	July 3, 2016	% Change	June 28, 2015
	(In thousands, except percentage data)
General and administrative expense	$13,035	25.7%	$10,366	$25,884	21.0%	$21,389

General and administrative expense increased for the three months ended July 3, 2016 compared to the prior year period mainly due to increases in variable compensation costs of $1.2 million and personnel related expense of $0.8 million.
General and administrative expense increased for the six months ended July 3, 2016 compared to the prior year period mainly due to increases in variable compensation costs of $2.1 million and personnel related expense of $1.2 million.
We expect our general and administrative expenses to remain flat as a percentage of net revenue in the near term but they could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation described in Note 7, Commitments and Contingencies, in the notes to unaudited condensed consolidated financial statements. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Restructuring and Other Charges

	Three Months Ended			Six Months Ended
	July 3, 2016	% Change	June 28, 2015	July 3, 2016	% Change	June 28, 2015
	(In thousands, except percentage data)
Restructuring and other charges	$1,311	34.6%	$974	$3,989	(25.7)%	$5,368

Restructuring and other charges recognized in the second quarter of 2016 related primarily to severance as headcount reductions occurred within our commercial business unit. The headcount reductions were implemented in line with channel shift and changing buying behaviors being experienced for our commercial business unit products. Restructuring and other charges recognized in the first quarter of 2016, and the first and second quarter of 2015 respectively related to actions to resize our service provider business unit and supporting functions. The actions were taken to match the reduced revenue outlook and to concentrate resources on LTE Advanced and long-term and profitable accounts. Charges incurred in these periods primarily related to severance, other one-time termination benefits and other associated costs attributable to the restructuring actions announced in February 2015 and January 2016, respectively.

Management does not expect to incur any additional material charges associated with the two restructuring actions executed in the first half of 2016. Restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve anticipated cost reductions, our financial results could be negatively impacted.

For further discussion of restructuring and other charges, refer to Note 13, Restructuring and Other Charges, of the notes to unaudited condensed consolidated financial statements.

Litigation Reserves, Net

	Three Months Ended			Six Months Ended
	July 3, 2016	% Change	June 28, 2015	July 3, 2016	% Change	June 28, 2015
	(In thousands, except percentage data)
Litigation reserves, net	$35	**	$—	$45	**	$(2,690)
**Percentage change not meaningful.

No significant litigation reserves or benefits were recognized during the three and six months ended July 3, 2016. By contrast, we recognized a benefit of $2.7 million during the six months ended June 28, 2015 resulting from adjustments recorded to release accrued litigation reserves associated with the Ericsson patent litigation matter.

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

Interest Income and Other Income (Expense), Net
Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net, for the periods indicated:

	Three Months Ended			Six Months Ended
	July 3, 2016	% Change	June 28, 2015	July 3, 2016	% Change	June 28, 2015
	(In thousands, except percentage data)
Interest income	$279	**	$67	$513	**	$119
Other income (expense), net	(332)	(3.2)%	(343)	(698)	**	132
Total interest income and other income (expense), net	$(53)	**	$(276)	$(185)	**	$251
**Percentage change not meaningful.

Interest income increased for the three and six months ended July 3, 2016 compared to the prior year periods due to increases in both short term investment average balances and yields obtained on such balances being more favorable than the prior year period.

Other income (expense), net, decreased slightly for the three months ended July 3, 2016 and changed from benefits to expense in the six months ended July 3, 3016 compared to the prior year periods. The expense in 2016 primarily related to impairment of a receivable from sale of cost method investment and losses recognized relating to foreign currency. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three and six months ended July 3, 2016. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 4, Derivative Financial Instruments, in the notes to unaudited condensed consolidated financial statements.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	July 3, 2016	% Change	June 28, 2015	July 3, 2016	% Change	June 28, 2015
	(In thousands, except percentage data)
Provision for income taxes	$9,427	29.9%	$7,258	$18,320	6.1%	$17,273
Effective tax rate	37.0%		66.4%	36.0%		59.7%

The decrease in the effective tax rate for the three and six months ended July 3, 2016 compared to the three and six months ended June 28, 2015 was due primarily to changes in earnings incurred in a jurisdiction where a loss was not tax benefited for the three and six months ended June 28, 2015. For the three and six months ended June 28, 2015, the forecasted loss from this jurisdiction was excluded from the determination of tax expense. For the three and six months ended July 3, 2016, we did not exclude any jurisdictions from the determination of tax expense. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

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
Retail

	Three Months Ended			Six Months Ended
	July 3, 2016	% Change	June 28, 2015	July 3, 2016	% Change	June 28, 2015
	(in thousands, except percentage data)
Net revenue	$170,646	29.5%	$131,809	$328,189	29.8%	$252,766
Percentage of net revenue	54.8%		45.7%	52.8%		42.3%
Contribution income	$25,660	57.9%	$16,247	$49,959	53.4%	$32,566
Contribution margin	15.0%		12.3%	15.2%		12.9%

Retail net revenue increased for the three and six months ended July 3, 2016 compared to the prior year period due primarily to an increase in gross shipments of home security camera products, broadband gateways and home wireless products. Additionally, the increase in retail net revenue was due to a continued focus to increase average selling prices on our retail products. Geographically, we experienced growth in the Americas, a modest increase in EMEA net revenue, while net revenue for APAC declined slightly. We continue to see strong end-user demand for our recently introduced retail products, including the Nighthawk series and Arlo Smart Home cameras.

Contribution income increased for the three and six months ended July 3, 2016 compared to the prior year periods due primarily to growth in net revenue. Additionally our strategy of pursuing higher average selling prices resulted in higher gross margins and profitability for the retail business unit.
Commercial

	Three Months Ended			Six Months Ended
	July 3, 2016	% Change	June 28, 2015	July 3, 2016	% Change	June 28, 2015
	(in thousands, except percentage data)
Net revenue	$73,671	16.9%	$63,017	$142,103	4.7%	$135,748
Percentage of net revenue	23.6%		21.8%	22.8%		22.7%
Contribution income	$18,551	47.7%	$12,564	$33,388	15.9%	$28,807
Contribution margin	25.2%		19.9%	23.5%		21.2%

Commercial net revenue increased for the three and six months ended July 3, 2016 compared to the prior year periods due primarily to an increase in gross shipments of switches, partially offset by a reduction in gross shipments of network storage products. Geographically, we experienced growth in all three regions.
Contribution income increased for the three and six months ended July 3, 2016 compared to the prior year periods due primarily to growth in net revenue. The growth in net revenue did not require corresponding investment in operating expense enabling greater contribution income return. Contribution income was further improved by the performance of the switch product portfolio which delivered improved gross margins.

Service Provider

	Three Months Ended			Six Months Ended
	July 3, 2016	% Change	June 28, 2015	July 3, 2016	% Change	June 28, 2015
	(in thousands, except percentage data)
Net revenue	$67,338	(28.3)%	$93,956	$151,619	(27.6)%	$209,425
Percentage of net revenue	21.6%		32.5%	24.4%		35.0%
Contribution income	$8,252	111.9%	$3,895	$22,710	79.5%	$12,653
Contribution margin	12.3%		4.1%	15.0%		6.0%

Service provider net revenue decreased for the three and six months ended July 3, 2016 compared to the prior year periods due primarily to a reduction in gross shipments of broadband gateways and mobile products. Geographically, we experienced a reduction in service provider net revenue in EMEA and the Americas. The reduction was partially offset by growth in APAC. As previously announced, we took steps to restructure the service provider business unit in the first and second quarter of 2015 and again in the first quarter of 2016. The actions were taken to match the reduced revenue outlook and to concentrate resources on LTE Advanced and long-term and profitable accounts.
Contribution income increased for the three and six months ended July 3, 2016 compared to the prior year periods as restructuring efforts taken yielded additional contribution income through reductions in operating expenses combined with higher gross margin achievement. On a year over year basis, operating expenses decreased approximately 50% as a result of headcount reduction. Contribution income for the six months ended July 3, 2016 was further positively impacted by the reversal of the $3.3 million charge recorded against net revenue in the second quarter of 2015. The charge related to an anticipated credit to a customer to resolve a disputed quality issue. We no longer believe there to be a quality issue after obtaining two independent party reports, and consequently the full amount of this charge was reversed in the first quarter of 2016.

Liquidity and Capital Resources
Our cash and cash equivalents balance increased from $181.9 million as of December 31, 2015 to $226.0 million as of July 3, 2016. Our short-term investments, which represent the investment of funds available for current operations, increased from $96.3 million as of December 31, 2015 to $126.7 million as of July 3, 2016 as we increased purchases of Treasuries. Operating activities during the six months ended July 3, 2016 provided cash of $88.7 million, compared to $38.5 million provided in the six months ended June 28, 2015, resulting primarily from increase in net income and changes in working capital. Investing activities during the six months ended July 3, 2016 used cash of $35.2 million, mainly due to net purchase of short-term investments and purchases of property and equipment. During the six months ended July 3, 2016, financing activities used cash of $9.4 million, primarily due to the repurchase of common stock, partially offset by proceeds from the issuance of common stock upon exercise of stock options and our employee stock purchase program.
Our days sales outstanding ("DSO") was 67 days as of July 3, 2016, which decreased from 77 days as of December 31, 2015. DSO as of December 31, 2015 was higher due to seasonal payment terms extended to our larger retail customers; as of July 3, 2016 we have returned to a more normal range of DSO as these extended terms are no longer applicable. Additionally, the reduction in service provider net revenue contributed to DSO improvement as the standard payment terms with service provider customers is significantly longer than our standard payment terms for our other customers.
Our accounts payable decreased from $90.5 million at December 31, 2015 to $80.7 million at July 3, 2016. The decrease was primarily attributable to timing of payments.

Inventory decreased by $5.3 million from $213.1 million at December 31, 2015 to $207.8 million at July 3, 2016. In the three months ended July 3, 2016, we experienced annualized ending inventory turns of approximately 4.1, down from 4.8 turns in the three months ended December 31, 2015.
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

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under these authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the six months ended July 3, 2016, we repurchased and retired, reported based on trade date, approximately 0.6 million shares of common stock at a cost of $23.3 million. During the six months ended June 28, 2015, we repurchased and retired, reported based on trade date, 2.7 million shares of common stock at a cost of $84.6 million. As of July 3, 2016, 1.6 million shares remained authorized for repurchase under the repurchase program approved by the Board in July 2015. All shares authorized under previously approved programs were fully utilized. We plan to continue to repurchase shares opportunistically.

We repurchased, as reported based on trade date, approximately 91,000 shares of common stock at a cost of $3.9 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs") during the six months ended July 3, 2016. Similarly, during the six months ended June 28, 2015, we repurchased approximately 73,000 shares of our common stock at a cost of $2.3 million under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no material changes during the six months ended July 3, 2016 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At July 3, 2016, we had approximately $138 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.
As of July 3, 2016, we had $14.9 million of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $0.6 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of July 3, 2016, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to our critical accounting policies and estimates during the six months ended July 3, 2016.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

During the six months ended July 3, 2016, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

•	seasonal shifts in end market demand for our products, particularly in our retail business;

•	delays in the introduction of new products by us or market acceptance of these products;

•	shift in overall product mix sales from higher to lower margin products, or from one business unit to another, that would adversely impact our margins;

•	delay or failure of our service provider customers to purchase at the volumes that they forecast;

•	unanticipated increase in costs, including air freight, associated with shipping and delivery of our products;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	component supply constraints from our vendors;

•	unfavorable level of inventory and turns;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	changes in international trade policy that adversely affect customs, tax or duty rates, including consequences of the recent "Brexit" referendum in the United Kingdom;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand, particularly from our service provider sales channel, resulting in increased inventory exposure;

•	the inability to maintain stable operations by our suppliers and other parties with which we have commercial relationships;

•	allowance for bad debts exposure with our existing customers and new customers, particularly as we expand into new international markets;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	geopolitical disruption leading to delay or even stoppage of our operations in manufacturing, transportation, technical support and research and development;

•	terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	litigation involving alleged patent infringement;

•	epidemic or widespread product failure, or unanticipated safety issues, in one or more of our products;

•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	failure to effectively manage our third party customer support partners, which may result in customer complaints and/or harm to the NETGEAR brand;

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

Additionally, consolidation among our customer base may allow certain customers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, elimination of sales opportunities, replacement of our products with those of our competitors and cancellations of orders, each of which would harm our operating results. Consolidation among our service provider customers worldwide may also make it more difficult to grow our service provider business, given the fierce competition for the already limited number of service providers worldwide and the long sales cycles to close deals. For example, in June 2013, Liberty Global, a service provider with operations worldwide, completed its acquisition of Virgin Media Limited, one of our significant historical customers. Because we have not conducted business with Liberty Global in the past, it directed Virgin Media to develop relationships and business with other Liberty Global vendors, many of which are our competitors. This situation has contributed to a substantial reduction in purchases of our products by Virgin Media Limited in 2016. In addition, in May 2016, Charter Communications completed its acquisitions of Time Warner Cable and Bright House Networks. If consolidation among our customer base becomes more prevalent, our operating results may be harmed.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the home market for networking and Smart Home devices include Apple, ASUS, Belkin/Linksys, Devolo, D-Link, Eero, Google, Logitech, Nest Labs (owned by Google), Ring, Samsung, Swann, Synology, TP Link and Western Digital. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, QNAP Systems, Seagate Technology, Synology, Ubiquity, WatchGuard and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, Arcadyan, ARRIS, AVM, Compal Broadband, D-Link, Hitron, Huawei, Novatel Wireless, Sagem, Scientific Atlanta (a Cisco Systems company), Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Xiomi in China, and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

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

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Malicious actors may develop and deploy viruses and other advanced persistent threats that are designed to attack our systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our information technology systems, our data or our customers' data. We have established a crisis management plan and business continuity program. While we regularly test the plan and the program, there can be no assurance that the plan and program can withstand an actual or serious disruption in our business, including a data protection breach or cyber-attack. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. If our computer systems and servers go down at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly.

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

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud management service paired with our Arlo Smart Home cameras. If malicious actors compromise this cloud service, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service is a relatively new business for us and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing and payment processing, and consequently we do not maintain direct control over the security of the associated systems. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services or customer private information, including customer videos and customer personal identification information, our management would need to spend increasing amounts of time and effort in this area, we would incur substantial expenses, and our business would be harmed.

* Global economic conditions could materially adversely affect our revenue and results of operations.

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

In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and even Italy, have had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. In addition, the potential consequences of the recent "Brexit" referendum in the United Kingdom have led to significant uncertainty in the region. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, or should the United Kingdom's "Brexit" decision lead to additional economic or political instability, the recovery of the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered or reversed, which could have a material adverse effect on us. There could also be a number of other follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

We have been under examination by the Italian Tax Authority (ITA) for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. Currently, we are in litigation with the ITA for the 2004 through 2012 years. If we are unsuccessful in defending our tax positions, our profitability will be reduced. Additionally, we are under examination in Germany for the 2009 through 2013 tax years for corporate income, trade and valued-added taxes.

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

* Our sales and operations in international markets expose us to operational, financial and regulatory risks.

International sales comprise a significant amount of our overall net revenue. International sales were approximately 35% of overall net revenue in the second quarter of 2016 and approximately 40% in fiscal year 2015. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•	exchange rate fluctuations;

•	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	potential consequences of, and uncertainty related to, the recent "Brexit" referendum in the United Kingdom, which could lead to additional expense and complexity in doing business there;

•	increased difficulty in managing inventory;

•	delayed revenue recognition;

•	less effective protection of intellectual property;

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 7, Commitments and Contingencies, in notes to the consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

* If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

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

* Political events, war, terrorism, public health issues, natural disasters and other circumstances could materially adversely affect us.

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

In addition, war, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. For example, labor disputes at manufacturing facilities in China have led to workers going on strike, and labor unrest could materially affect our third-party manufacturers' abilities to manufacture our products. In addition, all of our major direct and indirect suppliers of hard disk drives were affected by record flooding in Thailand in 2011, leading to significant supply constraints, increased prices and disruption of our ReadyNAS product business. Furthermore, earthquakes and resultant nuclear threats and tsunamis in Japan in 2011 also caused disruption to our supply of raw materials and components for our products and impacted our operating results in Japan.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 04, 2016 - May 01, 2016	55,356	$42.40	—	1,949,377
May 02, 2016 - May 29, 2016	321,729	$42.15	314,421	1,634,956
May 30, 2016 - July 3, 2016	19,443	$46.45	—	1,634,956
Total	396,528	$42.39	314,421

1.
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under these authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the three months ended July 3, 2016, we repurchased and retired, reported based on trade date, approximately 0.3 million shares of common stock at a cost of $13.2 million.

2.
We repurchased, as reported based on trade date, approximately 82,000 shares of common stock at a cost of approximately $3.6 million to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended July 3, 2016.

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
/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2016

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant	S-1	7/30/2003	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant	10-Q	7/31/2015	3.2
3.3	Amended and Restated Bylaws of the registrant	8-K	4/20/2016	3.2
4.1	Form of registrant's common stock certificate	S-1	7/30/2003	4.1
10.1*	2016 Equity Incentive Plan and form agreements thereunder	S-8	6/3/2016	99.1
10.2*	2003 Employee Stock Purchase Plan, as amended, and form agreements thereunder	S-8	6/3/2016	99.2
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

*	Indicates management contract or compensatory plan or arrangement.