Form 10-Q
period 2016-10-02
NETGEAR, INC
filed 2016-11-04
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 2, 2016.
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

Large Accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 33,078,587 as of October 28, 2016.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 2, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$273,720	$181,945
Short-term investments	129,296	96,321
Accounts receivable, net	233,911	290,642
Inventories	217,621	213,118
Prepaid expenses and other current assets	30,519	39,117
Total current assets	885,067	821,143
Property and equipment, net	19,476	22,384
Intangibles, net	36,216	48,947
Goodwill	81,721	81,721
Other non-current assets	74,268	76,374
Total assets	$1,096,748	$1,050,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,991	$90,546
Accrued employee compensation	24,026	27,868
Other accrued liabilities	142,751	166,282
Deferred revenue	26,515	29,125
Income taxes payable	1,866	1,951
Total current liabilities	291,149	315,772
Non-current income taxes payable	15,610	14,444
Other non-current liabilities	12,793	11,643
Total liabilities	319,552	341,859
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	555,167	513,047
Accumulated other comprehensive income	242	3
Retained earnings	221,754	195,627
Total stockholders’ equity	777,196	708,710
Total liabilities and stockholders’ equity	$1,096,748	$1,050,569
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net revenue	$338,458	$341,893	$960,369	$939,832
Cost of revenue	235,336	245,566	658,894	677,569
Gross profit	103,122	96,327	301,475	262,263
Operating expenses:
Research and development	21,935	21,572	65,876	63,126
Sales and marketing	37,337	35,923	110,703	107,538
General and administrative	14,111	11,803	39,995	33,192
Restructuring and other charges	(130)	1,016	3,859	6,384
Litigation reserves, net	13	—	58	(2,690)
Total operating expenses	73,266	70,314	220,491	207,550
Income from operations	29,856	26,013	80,984	54,713
Interest income	291	65	804	184
Other income (expense), net	116	(199)	(582)	(67)
Income before income taxes	30,263	25,879	81,206	54,830
Provision for income taxes	9,144	10,780	27,464	28,053
Net income	$21,119	$15,099	$53,742	$26,777
Net income per share:
Basic	$0.64	$0.47	$1.64	$0.80
Diluted	$0.62	$0.47	$1.60	$0.79
Weighted average shares used to compute net income per share:
Basic	32,913	31,979	32,688	33,473
Diluted	33,913	32,335	33,624	34,002
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net income	$21,119	$15,099	$53,742	$26,777
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	240	10	204	(102)
Unrealized gain (loss) on available-for-sale securities	(43)	6	104	34
Other comprehensive income (loss), before tax	197	16	308	(68)
Tax expense related to items of other comprehensive income	(14)	(2)	(69)	(13)
Other comprehensive income (loss), net of tax	183	14	239	(81)
Comprehensive income	$21,302	$15,113	$53,981	$26,696
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 2, 2016	September 27, 2015
Cash flows from operating activities:
Net income	$53,742	$26,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,601	27,336
Purchase premium amortization/discount accretion on investments, net	106	(73)
Non-cash stock-based compensation	14,300	12,517
Income tax impact associated with stock option exercises	1,627	(1,049)
Excess tax benefit from stock-based compensation	(2,290)	(252)
Deferred income taxes	1,327	(149)
Changes in assets and liabilities:
Accounts receivable	56,731	1,516
Inventories	(4,503)	52,870
Prepaid expenses and other assets	9,772	7,332
Accounts payable	5,428	(7,696)
Accrued employee compensation	(3,842)	(174)
Other accrued liabilities	(24,444)	(4,405)
Deferred revenue	(2,610)	(899)
Income taxes payable	1,082	2,002
Net cash provided by operating activities	131,027	115,653
Cash flows from investing activities:
Purchases of short-term investments	(117,994)	(50,301)
Proceeds from sales and maturities of short-term investments	85,286	105,142
Purchase of property and equipment	(6,984)	(11,142)
Net cash provided by (used in) investing activities	(39,692)	43,699
Cash flows from financing activities:
Purchase and retirement of common stock	(27,616)	(107,531)
Proceeds from exercise of stock options	21,874	6,137
Proceeds from issuance of common stock under employee stock purchase plan	3,892	2,985
Excess tax benefit from stock-based compensation	2,290	252
Net cash provided by (used in) financing activities	440	(98,157)
Net increase in cash and cash equivalents	91,775	61,195
Cash and cash equivalents, at beginning of period	181,945	141,234
Cash and cash equivalents, at end of period	$273,720	$202,429
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three and nine months ended October 2, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

Note 2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s significant accounting policies have not materially changed during the nine months ended October 2, 2016.

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

Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. An entity should apply the amendments in the update either

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. On July 9, 2015, the FASB concluded to delay the effective date of the new revenue standard by one year. ASU 2014-09 is effective for the Company beginning in the first quarter fiscal 2018. Early adoption is permitted but may not occur earlier than January 1, 2017, the original effective date of the standard for the Company. In 2016, the FASB issued additional guidance to clarify the implementation guidance (ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients). The Company is in the process of evaluating the available transition methods and the impact of the guidance on its financial position, results of operations and cash flows.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" (Topic 330). The new guidance changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. ASU 2015-11 should be applied on a prospective basis and is effective for the Company beginning in the first fiscal quarter of 2017. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The changes to the current US GAAP financial instruments model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This standard is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating what impact, if any, the adoption of this standard will have on its financial position, results of operations and cash flows.

In February 2016, FASB issued ASU No. 2016-02, "Leases" (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. This ASU becomes effective for the Company in the first quarter fiscal 2019 and early adoption is permitted. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company is currently evaluating what impact the adoption of this standard will have on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718), which simplifies the accounting for share-based payment transactions, including the income tax consequences, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning in the first quarter fiscal 2017, with early adoption permitted (an entity that elects early adoption must adopt all of the amendments in the same period). The Company is currently evaluating what impact the adoption of this standard will have on its financial position, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments" (ASC Topic 230), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company is in the process of assessing the impact, if any, of this ASU on its cash flows.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.	Balance Sheet Components

Available-for-sale short-term investments (in thousands)

	As of
	October 2, 2016				December 31, 2015
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. treasuries	$127,649	$46	$(6)	$127,689	$95,057	$1	$(65)	$94,993
Certificates of deposit	156	—	—	156	147	—	—	147
Total	$127,805	$46	$(6)	$127,845	$95,204	$1	$(65)	$95,140

The Company’s short-term investments are primarily comprised of marketable securities that are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the available-for-sale securities have unrealized losses greater than 12 months.

Accounts receivable, net (in thousands)

	As of
	October 2, 2016	December 31, 2015
Gross accounts receivable	$253,117	$309,926
Allowance for doubtful accounts	(1,255)	(1,255)
Allowance for sales returns	(13,312)	(15,904)
Allowance for price protection	(4,639)	(2,125)
Total allowances	(19,206)	(19,284)
Total accounts receivable, net	$233,911	$290,642

Inventories (in thousands)

	As of
	October 2, 2016	December 31, 2015
Raw materials	$6,588	$4,292
Work in process	3	2
Finished goods	211,030	208,824
Total inventories	$217,621	$213,118

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net (in thousands)

	As of
	October 2, 2016	December 31, 2015
Computer equipment	$11,594	$11,161
Furniture, fixtures and leasehold improvements	20,099	18,317
Software	30,741	30,396
Machinery and equipment	68,834	66,662
Total property and equipment, gross	131,268	126,536
Accumulated depreciation and amortization	(111,792)	(104,152)
Total property and equipment, net	$19,476	$22,384

Depreciation and amortization expense pertaining to property and equipment was $3.4 million and $11.5 million for the three and nine months ended October 2, 2016, respectively, and $4.4 million and $13.8 million for the three and nine months ended September 27, 2015, respectively.

Intangibles, net (in thousands)

	Gross	Accumulated Amortization	Net
October 2, 2016
Technology	$61,099	$(55,111)	$5,988
Customer contracts and relationships	56,500	(28,604)	27,896
Other	10,545	(8,213)	2,332
Total intangibles, net	$128,144	$(91,928)	$36,216

	Gross	Accumulated Amortization	Net
December 31, 2015
Technology	$61,099	$(48,485)	$12,614
Customer contracts and relationships	56,500	(23,290)	33,210
Other	10,545	(7,422)	3,123
Total intangibles, net	$128,144	$(79,197)	$48,947

Amortization of intangibles was $4.2 million and $12.7 million for the three and nine months ended October 2, 2016, respectively, and $4.2 million and $13.0 million for the three and nine months ended September 27, 2015, respectively.

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31	Amount
2016 (remaining three months)	$4,190
2017	11,386
2018	7,871
2019	6,028
2020	5,316
Thereafter	1,425
Total estimated amortization expense	$36,216

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other non-current assets (in thousands)

	As of
	October 2, 2016	December 31, 2015
Non-current deferred income taxes	$67,118	$68,445
Other	7,150	7,929
Total other non-current assets	$74,268	$76,374

Other accrued liabilities (in thousands)

	As of
	October 2, 2016	December 31, 2015
Sales and marketing programs	$55,421	$69,693
Warranty obligation	53,826	56,706
Freight	7,631	5,748
Other	25,873	34,135
Total other accrued liabilities	$142,751	$166,282

Note 4.	Derivative Financial Instruments

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

The Company’s foreign currency forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counter-parties of its forward contracts. The Company enters into derivative contracts with high-quality financial institutions. In addition, the derivative contracts typically mature in two to nine months and the Company continuously evaluates the credit standing of its counter-party financial institutions. The counter-parties to these arrangements are large, highly rated financial institutions and the Company does not consider non-performance a material risk.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of October 2, 2016 and December 31, 2015 are summarized as follows (in thousands):

Derivative Assets	Balance Sheet Location	Fair Value at October 2, 2016	Balance Sheet Location	Fair Value at December 31, 2015
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$431	Prepaid expenses and other current assets	$3,203
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	622	Prepaid expenses and other current assets	2
Total		$1,053		$3,205

Derivative Liabilities	Balance Sheet Location	Fair Value at October 2, 2016	Balance Sheet Location	Fair Value at December 31, 2015
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$1,040	Other accrued liabilities	$447
Derivative liabilities designated as hedging instruments	Other accrued liabilities	245	Other accrued liabilities	4
Total		$1,285		$451

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

The following tables set forth the offsetting of derivative assets as of October 2, 2016 and December 31, 2015 (in thousands):

As of October 2, 2016				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
J.P. Morgan Chase	92	—	92	(92)	—	—
Wells Fargo	$961	$—	$961	$(961)	$—	$—
Total	$1,053	$—	$1,053	$(1,053)	$—	$—

As of December 31, 2015				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$577	$—	$577	$(56)	$—	$521
Wells Fargo	2,628	—	2,628	(395)	—	2,233
Total	$3,205	$—	$3,205	$(451)	$—	$2,754

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative liabilities as of October 2, 2016 and December 31, 2015 (in thousands):

As of October 2, 2016				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
JP Morgan Chase	$132	$—	$132	$(92)	$—	$40
Wells Fargo	1,153	—	1,153	(961)	—	192
Total	$1,285	$—	$1,285	$(1,053)	$—	$232

As of December 31, 2015				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Barclays	$56	$—	$56	$(56)	$—	$—
Wells Fargo	395	—	395	(395)	—	—
Total	$451	$—	$451	$(451)	$—	$—

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for three to eight months. The Company enters into about ten forward contracts per quarter with an average size of approximately $8.0 million USD equivalent related to its cash flow hedging program.

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the three and nine months ended October 2, 2016 and September 27, 2015.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The pre-tax effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three and nine months ended October 2, 2016 and September 27, 2015 are summarized as follows (in thousands):

Derivatives Designated as Hedging Instruments	Three Months Ended October 2, 2016
	Gain (Loss) Recognized in OCI - Effective Portion	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (1)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(417)	Net revenue	$(824)	Other income (expense), net	$116
Foreign currency forward contracts	—	Cost of revenue	4	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	163	Other income (expense), net	—
Total	$(417)		$(657)		$116
(1) Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Nine Months Ended October 2, 2016
	Gain (Loss) Recognized in OCI - Effective Portion	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (1)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(1,116)	Net revenue	$(1,543)	Other income (expense), net	$169
Foreign currency forward contracts	—	Cost of revenue	4	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	219	Other income (expense), net	—
Total	$(1,116)		$(1,320)		$169
(1) Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Three Months Ended September 27, 2015
	Gain (Loss) Recognized in OCI - Effective Portion	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (1)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(416)	Net revenue	$(552)	Other income (expense), net	$(9)
Foreign currency forward contracts	—	Cost of revenue	3	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	123	Other income (expense), net	—
Total	$(416)		$(426)		$(9)
(1) Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Nine Months Ended September 27, 2015
	Gain (Loss) Recognized in OCI - Effective Portion	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gain (Loss) Reclassified from OCI into Income - Effective Portion (1)	Location of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income and Excluded from Effectiveness Testing
Cash flow hedges:
Foreign currency forward contracts	$(1,299)	Net revenue	$(1,474)	Other income (expense), net	$(43)
Foreign currency forward contracts	—	Cost of revenue	7	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	270	Other income (expense), net	—
Total	$(1,299)		$(1,197)		$(43)
(1) Refer to Note 8, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities that may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about 18 non-designated derivatives per quarter. The average size of its non-designated hedges is approximately $3.0 million USD equivalent and these hedges range from one to three months in duration.

The effects of the Company’s non-designated hedge included in other income (expense), net in the unaudited condensed consolidated statements of operations for the three and nine months ended October 2, 2016 and September 27, 2015 are as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Amount of Gains (Losses) Recognized in Income
		Three Months Ended		Nine Months Ended
		October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Foreign currency forward contracts	Other income (expense), net	$(493)	$1,267	$(1,252)	$3,278

Note 5.	Net Income Per Share
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net income per share for the three and nine months ended October 2, 2016 and September 27, 2015 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Numerator:
Net income	$21,119	$15,099	$53,742	$26,777

Denominator:
Weighted average common shares - basic	32,913	31,979	32,688	33,473
Potentially dilutive common share equivalent	1,000	356	936	529
Weighted average common shares - dilutive	33,913	32,335	33,624	34,002

Basic net income per share	$0.64	$0.47	$1.64	$0.80
Diluted net income per share	$0.62	$0.47	$1.60	$0.79

Anti-dilutive employee stock-based awards, excluded	—	2,768	235	2,486

Note 6.	Income Taxes

The income tax provision for the three and nine months ended October 2, 2016 was $9.1 million, or an effective tax rate of 30.2%, and $27.5 million, or an effective tax rate of 33.8% respectively. The income tax provision for the three and nine months ended September 27, 2015 was $10.8 million, or an effective tax rate of 41.7%, and $28.1 million, or an effective tax rate of 51.2%, respectively. The effective tax rate for the three and nine months ended October 2, 2016 compared to the three and nine months ended September 3, 2015 decreased partly due to changes in earnings incurred in a jurisdiction where a loss was not tax benefited for the three and nine months ended September 3, 2015. For the three and nine months ended September 3, 2015, the forecasted loss from this jurisdiction was excluded from the determination of tax expense. For the three and nine months ended October 2, 2016, the Company did not exclude any jurisdictions from the determination of tax expense. The decrease was also due to a $1.8 million non-recurring tax benefit related to a change in estimate during the three and nine months ended October 2, 2016. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. At October 2, 2016, the Company had approximately $161 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Warranty Obligation
Changes in the Company’s warranty obligation, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Balance as of beginning of the period	$50,393	$40,967	$56,706	$44,888
Provision for warranty obligation made during the period	27,939	22,625	62,748	53,862
Settlements made during the period	(24,506)	(15,664)	(65,628)	(50,822)
Balance at end of period	$53,826	$47,928	$53,826	$47,928

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 2, 2016.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 2, 2016.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have equity awards vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of October 2, 2016.

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

In September of 2013, Broadcom filed petitions in the USPTO at the Patent Trial and Appeal Board (PTAB) seeking inter partes review (“IPR”) of Ericsson’s three patents that the jury found were infringed by the Company and other defendants. On March 6, 2015, the PTAB invalidated all the claims of these three patents that were asserted against the Company and other defendants at trial -- claim 1 of the '625 Patent, claims 1 and 5 of the '568 Patent, and claims 1 and 2 of the '215 Patent -- ruling these claims were anticipated or obvious in light of prior art. The PTAB also rejected two motions to amend by Ericsson, which sought to substitute certain proposed claims in the '625 and '568 patents, should they be found unpatentable by the PTAB. This PTAB decision comes on top of the Federal Circuit decision (a) vacating the jury verdict after finding that the district court had not properly instructed the jury on royalty rates and Ericsson’s licensing promises, and (b) ruling that no reasonable jury could have found the ‘625 Patent infringed. Ericsson appealed the PTAB decision to the Federal Circuit and also requested that the PTAB reconsider its decision, but the PTAB denied Ericsson’s request for reconsideration. Accordingly, the Company reversed the accruals related to this case in the first fiscal quarter of 2015. On September 16, 2016, the Federal Circuit upheld the invalidity of certain claims of the '625 Patent, the '568 Patent, and '215 Patent, as previously determined by the PTAB. The Federal Circuit only issued one precedential written opinion, on the 215 Patent; the PTAB invalidity rulings on the '625 and '568 Patents were upheld without a written decision. Ericsson petitioned the Federal Circuit for an en banc rehearing of the appeal decision, and the present status of the case continues to be that the Company does not infringe on any valid Ericsson patent.

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

In June, 2015, the Company filed with the Provincial Tax Court of Milan an appeal brief including a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2005 through 2007 tax years. The hearing for suspension was held and the Request for Suspension of payment was granted. The hearing for the validity of the tax assessment for 2005 and 2006 was held in December 2015 with the Provincial Tax Court issuing its decision in favor of the Company. The Inland Revenue Agency filed its appeal with the Regional Tax Court. The Company filed its counter brief on September 30, 2016.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

With respect to 2011 through 2012, the Company has filed its appeal brief on February 26, 2016 with the Provincial Tax Court to contest this assessment. The hearing for suspension was held and the Request for Suspension of payment was granted. On October 13, 2016, the Company filed its brief with the Provincial Tax Court. The hearing was held on October 24, 2016. The Company is awaiting the decision of the Provincial Tax Court.

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

The Company answered the complaint on September 15, 2015. On November 24, 2015, CMS served its infringement contentions on the Company, and CMS is generally attempting to assert that the patents in suit cover the Power over Ethernet standard (802.3af and 802.3at) used by certain of the Company's products.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 3, 2015, the Company filed with the Court a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On December 23, 2015, CMS filed its response to the Company’s motion to transfer, and, on January 8, 2016, the Company filed its reply brief in support of its motion to transfer venue. On January 15, 2016, the Court granted the Company’s motion to transfer venue to the District Court for the Northern District of California. The initial case management conference in the Northern District of California occurred on May 13, 2016, and on August 19, 2016, the parties exchanged preliminary claim constructions and extrinsic evidence. On August 26, 2016, the Company and three defendants in other Northern District of California CMS cases (Juniper Networks, Inc., Ruckus Wireless, Inc., and Fortinet, Inc.) submitted motions to stay their cases. The defendants in part argued that stays were appropriate pending the resolution of the currently-pending IPRs of the patents-in-suit before the Patent Trial and Appeal Board (PTAB), including four IPR Petitions filed by Juniper. On September 9, 2016, CMS submitted its opposition to the motions to stay the cases. On September 26, 2016, the Court ordered the cases stayed in their entirety, until the PTAB reaches institution decisions with respect to Juniper’s four pending IPR petitions. The Court ordered that the parties provide the Court with a written update on the status of all IPR and reexamination proceedings within ten days of the PTAB’s institution decisions on Juniper’s four IPR petitions, at which time the Court may either lift or continue the stay of the cases.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Wi3, INC. v. NETGEAR, Inc.

On November 12, 2015, a lawsuit was filed against the Company by a company called Wi3, INC. (“Wi3”) in the United States District Court, Western District of New York. The patent No. 6,108,331 (the “'331 Patent”) is entitled “Single Medium Wiring Scheme for Multiple Signal Distribution in Building and Access Port Therefor,” and was filed in 1998, and should expire in July 2018. The complaint alleges direct and indirect infringement, and accuses the Company's MoCA Network Adapters and/or Network Extenders (including at least model MCA1001 v2) of infringing at least claims 26, 27, 29, and 30. The complaint alleges no pre-suit knowledge of the patent, but seeks enhanced damages. The patent has been asserted in three prior cases, and all three cases were resolved in the early stages.

The Company filed its answer to the Wi3 complaint on March 11, 2016. In the answer, the Company denied the infringement allegations and put forth several counterclaims. Subsequent to the Company’s answer, the parties participated in some motion practice resulting in an amended answer and counterclaims being filed by the Company on April 1, 2016. Wi3 answered the Company’s amended answer and counterclaims on April 13, 2016. The initial case management conference occurred on August 17, 2016. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on August 29, 2016, the Company and Wi3 settled the lawsuit for a one-time payment from the Company to Wi3 in return for a license to the Company to the Wi3 patents and applications that are currently owned by Wi3. As part of the settlement, Wi3 also agreed not to sue the Company’s customers or suppliers on the Wi3 patents and applications that are currently owned by Wi3. The Court subsequently dismissed the case. The settlement did not have a material financial impact to the Company.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Discovery in the ITC case is ongoing. The Company is considering stipulating to certain facts regarding its importation and inventory of Broadcom-based products in return for various relief from discovery, such as reduced depositions and discovery responses.

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

The Company was served with the complaint on July 8, 2016. On August 29, 2016, the Company received Symbology’s Preliminary Infringement Contentions and Disclosures. On September 12, 2016 the Company filed its Answer to the Complaint, denying the allegations of infringement and asserting numerous affirmative defenses.

On September 30, 2016, the Company received Symbology’s Initial Disclosures. On October 3, 2016, the Company filed a Motion to Transfer the case from the Eastern District of Texas to the Northern District of California, and on October 10, 2016, the Company filed its Initial Disclosures and initial technical document production. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on October 20, 2016, the Company and Symbology reached a verbal agreement in principle to settle the lawsuit for a one-time payment from the Company to Symbology in return for a license to the Company to the Symbology patents and applications that are currently owned by Symbology. If the verbally-agreed settlement is finalized and case dismissed then this litigation matter will not have a material financial impact to the Company.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

e.Digital v. NETGEAR, Inc.

On September 12, 2016, e.Digital Corporation (e.Digital) filed a lawsuit against the Company in the Northern District of California accusing the Company of infringing U.S. Patent Nos. 8,311,522 (“the ’522 patent”); 8,311,524 (“the ’524 patent”); 9,002,331 (“the ’331 patent”); and 9,178,983 (“the ’983 patent”) (collectively, the “patents-in-suit”), which purportedly cover systems and methods for the remote detection, classification, and communication of sensor data. In the Complaint, e.Digital broadly accuses the Company’s Arlo wireless camera systems, including the Arlo Wire-Free, Arlo Q, and Arlo Q Plus cameras (collectively, the “Accused Products”). The allegations are generally directed at the “remote monitoring and communication” functionality of the Accused Products. Specifically, the Complaint alleges that the Accused Products infringe the patents-in-suit by utilizing sensors-such as cameras and microphones-to collect data and perform various operations-such as send alerts, trigger video recording, or take a snapshot-in response to a classification of the collected sensor data.

Beginning with a lawsuit against Dropcam in July, 2014, e.Digital has litigated the patents-in-suit, and related portfolio, against a handful of other companies with products similar to the Arlo wireless camera systems. The previous litigation includes the lawsuit against Dropcam along with suits against ArcSoft, Inc., ShenZhen Gospell Smarthome Electronic Co., Ltd., iBaby Labs, Inc., iSmart Alarm, Inc., MivaTek International, Inc., MyFox, Inc., and Nest. Concurrent with the filing of the instant complaint against the Company, e.Digital also filed similar suits against Netatmo LLC and Y-Cam Solutions, LLC. The Company’s case is scheduled to have an initial case management conference on December, 28, 2016, with a case management statement due December 16, 2016. The Company’s Answer to the Complaint is due in early November, 2016.

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

Common Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. Repurchases made by the Company pursuant to Board-authorized programs during the nine months ended October 2, 2016 and September 27, 2015 are discussed below. As of October 2, 2016, 1.6 million shares remained authorized for repurchase under the repurchase program approved by the Board in July 2015. All shares authorized under previously approved programs were fully utilized.
The Company repurchased, reported based on trade date, 0.6 million shares of common stock at a cost of $23.3 million during the nine months ended October 2, 2016. The Company repurchased, reported based on trade date, 3.4 million shares of common stock at a cost of $105.2 million under the repurchase authorization during the nine months ended September 27, 2015.
The Company repurchased, as reported based on trade date, approximately 99,000 shares of common stock at a cost of $4.4 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs") during the nine months ended October 2, 2016. Similarly, during the nine months ended September 27, 2015, the Company repurchased approximately 77,000 shares of common stock at a cost of $2.4 million under the same program to help facilitate tax withholding for RSUs.
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income, Net

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component, net of taxes, for the nine months ended October 2, 2016 and September 27, 2015 (in thousands):

	Gains and losses on available-for-sale securities	Gains and losses on derivatives	Total
Beginning balance as of December 31, 2015	$(40)	$43	$3
Other comprehensive income (loss) before reclassifications	65	(684)	(619)
Amounts reclassified from accumulated other comprehensive income	—	858	858
Net current period other comprehensive income (loss)	65	174	239
Ending balance as of October 2, 2016	$25	$217	$242

	Gains and losses on available for sale securities	Gains and losses on derivatives	Total
Beginning balance as of December 31, 2014	$(5)	$43	$38
Other comprehensive income (loss) before reclassifications	21	(1,299)	(1,278)
Amounts reclassified from accumulated other comprehensive income	—	1,197	1,197
Net current period other comprehensive income (loss)	21	(102)	(81)
Ending balance as of September 27, 2015	$16	$(59)	$(43)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and nine months ended October 2, 2016 and September 27, 2015 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended October 2, 2016		Nine Months Ended October 2, 2016
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$(824)	Net revenue	$(1,543)	Net revenue
Foreign currency forward contracts	$4	Cost of revenue	$4	Cost of revenue
Foreign currency forward contracts	163	Operating expenses	219	Operating expenses
	$(657)	Total before tax	$(1,320)	Total before tax
	230	Tax impact	462	Tax impact
	$(427)	Total, net of tax	$(858)	Total, net of tax

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 27, 2015		Nine Months Ended September 27, 2015
	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedge:
Foreign currency forward contracts	$(552)	Net revenue	$(1,474)	Net revenue
Foreign currency forward contracts	3	Cost of revenue	7	Cost of revenue
Foreign currency forward contracts	123	Operating expenses	270	Operating expenses
	(426)	Total before tax	(1,197)	Total before tax
	—	Tax impact (1)	—	Tax impact (1)
	$(426)	Total, net of tax	$(1,197)	Total, net of tax

(1)	Under the Company's 2015 tax structure, all hedging gains and losses from derivative contracts were ultimately borne by a legal entity in a jurisdiction with no income tax.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.	Employee Benefit Plans

2006 Long Term Incentive Plan
The Company's 2006 Long Term Incentive Plan (the "2006 Plan") expired on April 13, 2016 by its terms. No further equity awards can be granted under the 2006 Plan. The 2006 Plan will continue to govern awards previously granted under it.

2016 Equity Incentive Plan
In April 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (the "2016 Plan") which was approved by the Company's stockholders at the 2016 Annual Meeting of Stockholders on June 3, 2016. The 2016 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to eligible directors, employees and consultants of the Company. Award vesting periods for this plan are generally four years. The maximum aggregate number of shares that may be issued under the 2016 Plan is 2.5 million Shares, plus (i) any shares that were available for grant under the Company’s 2006 Plan as of immediately prior to the 2006 Plan's expiration by its terms, which was 699,827 shares, plus (ii) any shares granted under the 2006 Plan that expire, are forfeited to or repurchased by the Company. As of October 2, 2016, approximately 3.1 million shares were reserved for future grants under the 2016 Plan.
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Stock Purchase Plan
The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Prior to February 16, 2016, employees could purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As the price of the shares was determined at the purchase date, the Company recognized expense based on the 15% discount at purchase. Beginning February 16, 2016, the terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. The fair value of the shares offered under the ESPP is estimated at grant using a Black-Scholes option valuation model. In April 2016, the Company approved an amendment to the 2003 Employee Stock Purchase plan to increase the number of shares of common stock authorized for sale under the Purchase Plan by 1.0 million shares to a total of 2.0 million shares. As of October 2, 2016, approximately 1.0 million shares were available for issuance under the ESPP.
Option Activity
Stock option activity during the nine months ended October 2, 2016 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2015	2,461	$30.08
Granted	328	39.53
Exercised	(707)	31.23
Cancelled	(15)	34.10
Expired	(2)	34.37
Outstanding at October 2, 2016	2,065	$31.16

RSU Activity

RSU activity during the nine months ended October 2, 2016 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)	(in dollars)
Outstanding at December 31, 2015	964	$31.63
RSUs granted	457	40.65
RSUs vested	(321)	31.22
RSUs cancelled	(82)	31.35
Outstanding at October 2, 2016	1,018	$35.84

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below sets forth the weighted average assumptions used to estimate the fair value of option grants during the three and nine months ended October 2, 2016 and September 27, 2015 and purchase rights granted under the ESPP commencing February 16, 2016 during the three and nine months ended October 2, 2016.

	Three Months Ended			Nine Months Ended
	ESPP	Stock Options		ESPP	Stock Options
	October 2, 2016	October 2, 2016	September 27, 2015	October 2, 2016	October 2, 2016	September 27, 2015
Expected life (in years)	0.5	N/A	N/A	0.5	4.4	4.5
Risk-free interest rate	0.45%	N/A	N/A	0.43%	1.28%	1.44%
Expected volatility	28.6%	N/A	N/A	38.3%	35.4%	39.3%
Dividend yield	—	N/A	N/A	—	—	—
The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Cost of revenue	$426	$358	$1,316	$1,190
Research and development	1,087	877	3,071	2,495
Sales and marketing	1,300	1,173	3,835	3,838
General and administrative	2,057	1,703	6,078	4,994
Total stock-based compensation	$4,870	$4,111	$14,300	$12,517

As of October 2, 2016, $6.6 million of unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.7 years. $24.8 million of unrecognized compensation cost related to unvested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.6 years.

Note 10.	Segment Information and Operations by Geographic Area

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM and operates in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use home networking, home video security, storage and digital media products. The commercial business unit consists of business networking and storage solutions that bring enterprise class functionality down to the small and medium-sized business at an affordable price. The service provider business unit consists of made-to-order and retail proven, whole home networking hardware and software solutions as well as 4G LTE hotspots sold to service providers for sale to their subscribers. Each business unit contains leadership focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of these customer segments. The Company believes this structure enables it to better focus its efforts on the Company's core customer segments and allows it to be more nimble and opportunistic as a company overall.

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, restructuring and other charges, losses on inventory commitments due to restructuring, litigation reserves, net, interest income and other income (expense), net. The Company does not evaluate operating segments using discrete asset information.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows (in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net revenue:
Retail	$194,203	$164,081	$522,392	$416,847
Commercial	73,405	65,187	215,508	200,935
Service provider	70,850	112,625	222,469	322,050
Total net revenue	338,458	341,893	960,369	939,832
Contribution income:
Retail	$23,218	$21,149	$73,177	$53,715
Retail contribution margin	12.0%	12.9%	14.0%	12.9%
Commercial	20,216	13,700	53,604	42,507
Commercial contribution margin	27.5%	21.0%	24.9%	21.2%
Service Provider	12,872	14,819	35,582	27,472
Service Provider contribution margin	18.2%	13.2%	16.0%	8.5%
Total segment contribution income	56,306	49,668	162,363	123,694
Corporate and unallocated costs	(17,532)	(14,363)	(50,666)	(39,559)
Amortization of intangibles (1)	(4,165)	(4,165)	(12,496)	(12,804)
Stock-based compensation expense	(4,870)	(4,111)	(14,300)	(12,517)
Restructuring and other charges	130	(1,016)	(3,859)	(6,384)
Losses on inventory commitments due to restructuring	—	—	—	(407)
Litigation reserves, net	(13)	—	(58)	2,690
Interest income	291	65	804	184
Other income (expense), net	116	(199)	(582)	(67)
Income before income taxes	$30,263	$25,879	$81,206	$54,830

(1)	Amount excludes amortization expense related to patents included in cost of revenue.

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

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
United States (U.S.)	$217,631	$213,913	$610,505	$552,787
Americas (excluding U.S.)	7,604	5,823	19,488	13,194
EMEA	60,034	77,725	176,192	234,827
APAC	$53,189	$44,432	$154,184	$139,024
Total net revenue	$338,458	$341,893	$960,369	$939,832

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations (in thousands):

	As of
	October 2, 2016	December 31, 2015
United States	$8,992	$9,832
Canada	3,131	3,586
EMEA	602	468
China	4,725	6,562
APAC (excluding China)	2,026	1,936
	$19,476	$22,384

Note 11.	Fair Value Measurements (in thousands)
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of October 2, 2016:

	As of October 2, 2016
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents—money-market funds	$10,325	$10,325	$—	$—
Available-for-sale securities—U.S. treasuries (1)	127,689	127,689	—	—
Available-for-sale securities—certificates of deposit (1)	156	156	—	—
Trading securities—mutual funds (1)	1,451	1,451	—	—
Foreign currency forward contracts (2)	1,053	—	1,053	—
Total assets measured at fair value	$140,674	$139,621	$1,053	$—

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.

	As of October 2, 2016
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Foreign currency forward contracts (3)	$1,285	$—	$1,285	$—
Total liabilities measured at fair value	$1,285	$—	$1,285	$—

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheet.

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
The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. At October 2, 2016 and December 31, 2015, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 12.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.2 million and $7.0 million for the three and nine months ended October 2, 2016, respectively, and $2.3 million and $7.9 million for the three and nine months ended September 27, 2015, respectively.

Note 13.	Restructuring and Other Charges

No significant restructuring and other charges or benefits were recognized during the three months ended October 2, 2016. During the nine months ended October 2, 2016, restructuring and other charges of $3.9 million was recognized. Restructuring and other charges recognized in the second quarter of 2016 related primarily to severance as headcount reductions occurred within our commercial business unit. The headcount reductions were implemented in line with channel shift and changing buying behaviors being experienced for our commercial business unit products. Restructuring and other charges recognized in the first quarter of 2016, and the first and second quarter of 2015 respectively related to actions to resize our service provider business unit and supporting functions. The actions were taken to match the reduced revenue outlook and to concentrate resources on LTE Advanced

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and long-term and profitable accounts. Charges incurred in these periods primarily related to severance, other one-time termination benefits and other associated costs attributable to the restructuring actions announced in February 2015 and January 2016, respectively. The two restructuring actions executed in the first half of 2016 were completed and the Company does not expect to incur any additional material associated charges.

Accrued restructuring and other charges are classified within other accrued liabilities in the unaudited condensed consolidated balance sheets. Amounts attributable to lease contract termination charges will be paid over the remaining lease term until January 2022.

The following table provides a summary of the activity related to accrued restructuring and other charges for the nine months ended October 2, 2016 (in thousands):

	Accrued Restructuring and Other Charges at December 31, 2015	Additions (1)	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at October 2, 2016
Restructuring
Employee termination charges	$13	$3,128	$(2,898)	$(194)	$49
Lease contract termination and other charges	1,253	607	(384)	—	1,476
Total Restructuring and other charges	$1,266	$3,735	$(3,282)	$(194)	$1,525

(1) Total restructuring and other charges recognized in the Company's unaudited condensed consolidated statement of operations for the nine months ended October 2, 2016 includes non-cash charges and adjustments, net of $0.3 million. These amounts have been excluded from the table above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and our subsidiaries.

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

We operate in three specific business segments: retail, commercial, and service provider. We believe this structure enables us to better focus our efforts on our core customer segments and allows us to be more nimble and opportunistic as a company overall. Each business unit contains leadership focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of these customer segments. The retail business unit is focused on individual consumers and consists of high performance, dependable and easy-to-use home networking, home video security, storage and digital media products. The commercial business unit is focused on small and medium-sized businesses and consists of business networking and storage solutions that bring enterprise class functionality at an affordable price. The service provider business unit is focused on the service provider market and consists of made-to-order and retail-proven whole home networking hardware and software solutions, as well as 4G LTE hotspots sold to service providers for sale to their subscribers. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

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

During the third quarter of 2016, we experienced a 1.0% decrease in net revenue compared to the third quarter of 2015, driven by an anticipated decrease in service provider net revenue, which was almost completely offset by increases in retail net revenue and, to a lesser extent, commercial business unit net revenue. Retail net revenue in the third quarter of 2016 increased 18% compared to the prior year period due to an increase in gross shipments of home security camera products, broadband gateways and home wireless products. We continue to see strong demand for our retail products, including the Nighthawk family and Arlo Smart Home cameras. Commercial net revenue in the third quarter of 2016 increased compared to the prior year period due to an increase in gross shipments of switches, partially offset by a reduction in gross shipment of network storage products. Service provider net revenue in the third quarter of 2016 decreased compared to the prior year period due primarily to a reduction in gross shipments of broadband gateways, home wireless and mobile products. As previously announced, in 2015 we began to execute on our plans to resize our service provider business for higher profitability by focusing on higher margin products and accounts while reducing the cost structure of this business unit. In line with this objective, we made further restructuring efforts in the first quarter of 2016.

On a geographic basis, net revenue increased in the Americas and APAC, offset by a decline in EMEA. The increase in Americas was driven primarily by an increase in gross shipments of our home security camera products and broadband gateways, partially offset by a decrease in gross shipments of our mobile products. The increase in APAC was driven by an increase in gross shipments of broadband gateways, switches, home wireless and home security camera products, partially offset by a reduction in gross shipments of our mobile products. The decrease in EMEA was driven primarily by a reduction in gross shipments of broadband gateways, partially offset by an increase in gross shipments of home security camera products and switches.

Looking forward, we expect growth in our retail business unit mainly driven by increasing demand for home security camera products, cable products sold in retail, WiFi high end router products and home WiFi systems. We expect growth in our commercial business unit driven by the sales of our 10Gig switches, 11 ac WLAN products and web-managed PoE. We also expect approximately $55 million per quarter revenue run rate for the service provider business unit for the fourth quarter of 2016 and subsequent quarters as we continue to remain focused on improving profitability.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations for the three and nine months ended October 2, 2016, with the comparable reporting period in the preceding year.

	Three Months Ended				Nine Months Ended
	October 2, 2016		September 27, 2015		October 2, 2016		September 27, 2015
	(In thousands, except percentage data)
Net revenue	$338,458	100.0%	$341,893	100.0%	$960,369	100.0%	$939,832	100.0%
Cost of revenue	235,336	69.5%	245,566	71.8%	658,894	68.6%	677,569	72.1%
Gross profit	103,122	30.5%	96,327	28.2%	301,475	31.4%	262,263	27.9%
Operating expenses:
Research and development	21,935	6.5%	21,572	6.3%	65,876	6.9%	63,126	6.7%
Sales and marketing	37,337	11.0%	35,923	10.5%	110,703	11.5%	107,538	11.5%
General and administrative	14,111	4.2%	11,803	3.5%	39,995	4.2%	33,192	3.5%
Restructuring and other charges	(130)	0.0%	1,016	0.3%	3,859	0.4%	6,384	0.7%
Litigation reserves, net	13	0.0%	—	—%	58	0.0%	(2,690)	(0.3)%
Total operating expenses	73,266	21.7%	70,314	20.6%	220,491	23.0%	207,550	22.1%
Income from operations	29,856	8.8%	26,013	7.6%	80,984	8.4%	54,713	5.8%
Interest income	291	0.1%	65	0.1%	804	0.2%	184	0.0%
Other income (expense), net	116	0.0%	(199)	(0.1)%	(582)	(0.1)%	(67)	(0.0)%
Income before income taxes	30,263	8.9%	25,879	7.6%	81,206	8.5%	54,830	5.8%
Provision for income taxes	9,144	2.7%	10,780	3.2%	27,464	2.9%	28,053	3.0%
Net income	$21,119	6.2%	$15,099	4.4%	$53,742	5.6%	$26,777	2.8%

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

	Three Months Ended			Nine Months Ended
	October 2, 2016	% Change	September 27, 2015	October 2, 2016	% Change	September 27, 2015
	(In thousands, except percentage data)
Americas	$225,235	2.5%	$219,736	$629,993	11.3%	$565,981
Percentage of net revenue	66.6%		64.3%	65.6%		60.2%
EMEA	$60,034	(22.8)%	$77,725	$176,192	(25.0)%	$234,827
Percentage of net revenue	17.7%		22.7%	18.3%		25.0%
APAC	$53,189	19.7%	$44,432	$154,184	10.9%	$139,024
Percentage of net revenue	15.7%		13.0%	16.1%		14.8%
Total net revenue	$338,458	(1.0)%	$341,893	$960,369	2.2%	$939,832

Americas

The increase in America’s net revenue for the three months ended October 2, 2016 compared to the prior year period was attributable to increases in gross shipments of our home security cameras, broadband gateways and switch products. The increase was partially offset by decreases in mobile and home wireless product sales to service provider business unit customers. The increase in Americas net revenue for the nine months ended October 2, 2016 compared to the prior year period was driven primarily by an increase in gross shipments of our home security cameras, broadband gateways and switch products, partially offset by a decrease in gross shipments of our mobile products. The increase was primarily due to continued growth in the retail business unit driven by strong demand for our products, including the Nighthawk family and Arlo Smart Home cameras. The increase was partially offset by a reduction in service provider net revenues. Service provider net revenue fell versus the prior year period as we continue to prioritize profitability with respect to service provider business opportunities.

EMEA

The decrease in EMEA net revenue for the three and nine months ended October 2, 2016 compared to the prior year periods was primarily attributable to the performance of our service provider business unit. The steps taken to restructure the service provider business unit in the first and second quarter of 2015 and again in the first quarter of 2016 was primarily responsible for the fall, resulting in a reduction of gross shipments of broadband gateways. By contrast, in the three and nine months ended October 2, 2016 the fall in service provider net revenue was partially offset by growth in both our retail and commercial business units which saw an increase in gross shipments of home security camera products and switches.

APAC

The increase in APAC net revenue for the three and nine months ended October 2, 2016 compared to the prior year periods was driven primarily by an increase in gross shipments of broadband gateways, switches, home wireless and home security camera products, partially offset by a reduction in gross shipments of our mobile products. The increased net revenue in the three months ended October 2, 2016 was due to improved performance across all three business units with the majority of growth derived from our service provider business unit. The increase in net revenue during the nine months ended October 2, 2016 compared to the prior year period was driven by improved performance in our service provider and commercial business units, partially offset by a slight reduction in our retail business unit.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of the following: the cost of finished products from our third party contract manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight and duty; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; amortization expense of certain acquired intangibles and restructuring accounting adjustments to inventory.

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

	Three Months Ended			Nine Months Ended
	October 2, 2016	% Change	September 27, 2015	October 2, 2016	% Change	September 27, 2015
	(In thousands, except percentage data)
Cost of revenue	$235,336	(4.2)%	$245,566	$658,894	(2.8)%	$677,569
Gross margin percentage	30.5%		28.2%	31.4%		27.9%

Cost of Revenue
Cost of revenue fell in the three and nine months ended October 2, 2016 compared to the prior year periods. The fall in cost of revenue is primarily attributable to the shift in net revenue away from our service provider business unit toward the retail business unit. Cost of revenue associated with retail business unit products represents a lower proportion of net revenue than service provider business unit products. In the three months ended October 2, 2016 this net revenue shift was further assisted by improved gross margin performance of the commercial business unit.
Gross Margin
Our gross margin increased for the three and nine months ended October 2, 2016 compared to the prior year periods. In the three months ended October 2, 2016 higher gross margin yield and higher net revenue performance in the commercial business unit along with a shift in revenue mix from service provider to retail drove improved gross margin achievement compared to the prior year period. For the nine month period ended October 2, 2016 the change in business unit net revenue mix from service provider to retail is the primary driver of improved gross margin performance compared to the prior year period. Additionally, gross margins for the nine months ended October 2, 2016 were positively impacted by the reversal in first quarter 2016 of a $3.3 million charge recorded previously against net revenue. The charge was originally recorded in the second quarter of 2015 and related to an anticipated credit to a customer to resolve a disputed quality issue. We no longer believe there to be a quality issue after obtaining two independent party reports, and consequently the full amount of this charge was reversed in the three months ended April 3, 2016.

We expect gross margin achievement will increase versus the prior year for the remainder of 2016. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight, duty and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service providers.

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

	Three Months Ended			Nine Months Ended
	October 2, 2016	% Change	September 27, 2015	October 2, 2016	% Change	September 27, 2015
	(In thousands, except percentage data)
Research and development expense	$21,935	1.7%	$21,572	$65,876	4.4%	$63,126

Research and development for the three months ended October 2, 2016 slightly increased year over year. The increase was attributable to increased personnel-related expense of $0.4 million driven by additional headcount and increased variable compensation of $0.3 million offset by lower outside engineering services of $0.5 million. Outside engineering expenses in the three months ended October 2, 2016 decreased as a result of reduced revenue expectations for our service provider business unit on a year over year basis.
Research and development expense increased for the nine months ended October 2, 2016 compared to the prior year period due primarily to increases in variable compensation of $3.2 million and personnel-related expense of $1.1 million driven by additional headcount. The increase was partially offset primarily by a $1.4 million reduction in outside engineering services mainly associated with our service provider business unit.
We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We continue to invest in research and development to expand our cloud platform capabilities, grow our home security camera and home automation device portfolio, and develop innovative WiFi and LTE Advanced coverage solutions. For the remainder of 2016, we expect research and development expenses to grow in absolute dollars as we are allocating resources in the key areas that we expect will drive future growth and profitability. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of revenue, depending on actual revenues achieved in any given quarter.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization expenses, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 2, 2016	% Change	September 27, 2015	October 2, 2016	% Change	September 27, 2015
	(In thousands, except percentage data)
Sales and marketing expense	$37,337	3.9%	$35,923	$110,703	2.9%	$107,538

Sales and marketing expense increased for the three months ended October 2, 2016 compared to the prior year period. The increase was attributable to an increase in product marketing expense of $2.7 million relating to marketing campaigns to enhance consumer knowledge of our brand and product offerings, partially offset by a decrease in outside service of $1.5 million mainly as a result of lower call center costs.
Sales and marketing expense increased for the nine months ended October 2, 2016 compared to the prior year period. The increase was mainly attributable to increases in product marketing expense of $2.7 million, variable compensation of $1.4 million and personnel-related costs of $1.1 million, partially offset by a reduction in outside service of $1.5 million mainly as a result of lower call center costs.
We expect our sales and marketing expense for the remainder of 2016 to remain relatively flat as a percentage of net revenue while we continue to adjust our sales coverage to better align with our 2016 net revenue outlook. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Three Months Ended			Nine Months Ended
	October 2, 2016	% Change	September 27, 2015	October 2, 2016	% Change	September 27, 2015
	(In thousands, except percentage data)
General and administrative expense	$14,111	19.6%	$11,803	$39,995	20.5%	$33,192

General and administrative expense increased for the three months ended October 2, 2016 compared to the prior year period mainly due to increases in personnel related expense of $0.8 million, variable compensation costs of $0.6 million and outside professional service of $0.6 million.
General and administrative expense increased for the nine months ended October 2, 2016 compared to the prior year period mainly due to increases in variable compensation costs of $2.7 million, personnel related expense of $2.0 million and outside professional service of $1.0 million.
We expect our general and administrative expenses to remain flat as a percentage of net revenue in the remainder of 2016 but they could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation described in Note 7, Commitments and Contingencies, in the notes to unaudited condensed consolidated financial statements. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Restructuring and Other Charges

	Three Months Ended			Nine Months Ended
	October 2, 2016	% Change	September 27, 2015	October 2, 2016	% Change	September 27, 2015
	(In thousands, except percentage data)
Restructuring and other charges	$(130)	**	$1,016	$3,859	(39.6)%	$6,384
**Percentage change not meaningful.

No significant restructuring and other charges or benefits were recognized during the three months ended October 2, 2016. During the nine months ended October 2, 2016, restructuring and other charges of $3.9 million was recognized. Restructuring and other charges recognized in the second quarter of 2016 related primarily to severance as headcount reductions occurred within our commercial business unit. The headcount reductions were implemented in line with channel shift and changing buying behaviors being experienced for our commercial business unit products. Restructuring and other charges recognized in the first quarter of 2016, and the first and second quarter of 2015 respectively related to actions to resize our service provider business unit and supporting functions. The actions were taken to match the reduced revenue outlook and to concentrate resources on LTE Advanced and long-term and profitable accounts. Charges incurred in these periods primarily related to severance, other one-time termination benefits and other associated costs attributable to the restructuring actions announced in February 2015 and January 2016, respectively.

The two restructuring actions executed in the first half of 2016 were completed and management does not expect to incur any additional material associated charges. Restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve anticipated cost reductions, our financial results could be negatively impacted.

For further discussion of restructuring and other charges, refer to Note 13, Restructuring and Other Charges, of the notes to unaudited condensed consolidated financial statements.

Litigation Reserves, Net

	Three Months Ended			Nine Months Ended
	October 2, 2016	% Change	September 27, 2015	October 2, 2016	% Change	September 27, 2015
	(In thousands, except percentage data)
Litigation reserves, net	$13	**	$—	$58	**	$(2,690)
**Percentage change not meaningful.

No significant litigation reserves or benefits were recognized during the three and nine months ended October 2, 2016. By contrast, we recognized a benefit of $2.7 million during the nine months ended September 27, 2015 resulting from adjustments recorded to release accrued litigation reserves associated with the Ericsson patent litigation matter.

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

Interest Income and Other Income (Expense), Net
Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net, for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 2, 2016	% Change	September 27, 2015	October 2, 2016	% Change	September 27, 2015
	(In thousands, except percentage data)
Interest income	$291	**	$65	$804	**	$184
Other income (expense), net	116	**	(199)	(582)	**	(67)
Total interest income and other income (expense), net	$407	**	$(134)	$222	89.7%	$117
**Percentage change not meaningful.

Interest income increased for the three and nine months ended October 2, 2016 compared to the prior year periods due to increases in both short term investment average balances and yields obtained on such balances being more favorable than the prior year periods.

No significant other income (expense) was recognized during the three months ended October 2, 2016 and the three and nine months ended September 27, 2015. The expense in the nine months ended October 2, 2016 primarily related to impairment of a receivable from sale of cost method investment. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three and nine months ended October 2, 2016. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 4, Derivative Financial Instruments, in the notes to unaudited condensed consolidated financial statements.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	October 2, 2016	% Change	September 27, 2015	October 2, 2016	% Change	September 27, 2015
	(In thousands, except percentage data)
Provision for income taxes	$9,144	(15.2)%	$10,780	$27,464	(2.1)%	$28,053
Effective tax rate	30.2%		41.7%	33.8%		51.2%

The decrease in the effective tax rate for the three and nine months ended October 2, 2016 compared to the three and nine months ended September 3, 2015 was partly due to changes in earnings incurred in a jurisdiction where a loss was not tax benefited for the three and nine months ended September 3, 2015. For the three and nine months ended September 3, 2015, the forecasted loss from this jurisdiction was excluded from the determination of tax expense. For the three and nine months ended October 2, 2016, we did not exclude any jurisdictions from the determination of tax expense. The decrease was also due to a $1.8 million non-recurring tax benefit related to a change in estimate during the three and nine months ended October 2, 2016. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

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
Retail

	Three Months Ended			Nine Months Ended
	October 2, 2016	% Change	September 27, 2015	October 2, 2016	% Change	September 27, 2015
	(in thousands, except percentage data)
Net revenue	$194,203	18.4%	$164,081	$522,392	25.3%	$416,847
Percentage of net revenue	57.4%		48.0%	54.4%		44.3%
Contribution income	$23,218	9.8%	$21,149	$73,177	36.2%	$53,715
Contribution margin	12.0%		12.9%	14.0%		12.9%

Retail net revenue increased for the three and nine months ended October 2, 2016 compared to the prior year periods primarily due to an increase in gross shipments of home security camera products, broadband gateways and home wireless products. Geographically, retail business unit net revenue grew across all three regions for the three months ended October 2 2016 while in the nine months ended October 2, 2016 both the Americas and EMEA regions grew while the APAC region net revenue fell slightly. End user demand for our premium range of retail products such as Arlo Smart Home cameras and Nighthawk series continues to be robust.

Contribution income increased for the three and nine months ended October 2, 2016 compared to the prior year periods primarily due to growth in net revenue. Contribution margin for the three months ended October 2, 2016 decreased slightly compared to the prior year period mainly due to increased investment in research and development of $2.2 million, sales and marketing expenditure of $2.3 million mainly relating to marketing campaigns to enhance consumer knowledge of our brand and product offerings, partially offset by a reduction in air freight costs incurred of $2.5 million. Contribution margin for the nine months ended October 2, 2016 increased compared to the prior year period as our strategy of pursuing higher average selling prices resulted in higher gross margins and profitability for the retail business unit.

Commercial

	Three Months Ended			Nine Months Ended
	October 2, 2016	% Change	September 27, 2015	October 2, 2016	% Change	September 27, 2015
	(in thousands, except percentage data)
Net revenue	$73,405	12.6%	$65,187	$215,508	7.3%	$200,935
Percentage of net revenue	21.7%		19.1%	22.4%		21.4%
Contribution income	$20,216	47.6%	$13,700	$53,604	26.1%	$42,507
Contribution margin	27.5%		21.0%	24.9%		21.2%

Commercial net revenue increased for the three and nine months ended October 2, 2016 compared to the prior year periods due to increased gross shipments of switches, partially offset by a reduction in gross shipments of network storage products. Geographically, we experienced growth in all three regions.
Contribution income increased for the three and nine months ended October 2, 2016 compared to the prior year periods as growth in both net revenue and gross margin yield improved profitability versus the prior year periods. In addition, the growth in net revenue did not require corresponding investment in operating expense resulting in greater contribution income return.
Service Provider

	Three Months Ended			Nine Months Ended
	October 2, 2016	% Change	September 27, 2015	October 2, 2016	% Change	September 27, 2015
	(in thousands, except percentage data)
Net revenue	$70,850	(37.1)%	$112,625	$222,469	(30.9)%	$322,050
Percentage of net revenue	20.9%		32.9%	23.2%		34.3%
Contribution income	$12,872	(13.1)%	$14,819	$35,582	29.5%	$27,472
Contribution margin	18.2%		13.2%	16.0%		8.5%

Service provider net revenue decreased for the three and nine months ended October 2, 2016 compared to the prior year periods due primarily to a reduction in gross shipments of broadband gateways, home wireless and mobile products. Geographically, we experienced a reduction in service provider net revenue in EMEA and the Americas. The reduction was partially offset by growth in APAC. As previously announced, we took steps to restructure the service provider business unit in the first and second quarter of 2015 and again in the first quarter of 2016. The actions were taken to match the reduced revenue outlook and to concentrate resources on LTE Advanced and long-term and profitable accounts.
Contribution margin increased for the three and nine months ended October 2, 2016 compared to the prior year periods as restructuring efforts taken yielded additional contribution income through reductions in operating expenses combined with higher gross margin achievement. On a year over year basis, operating expenses decreased approximately 45% as a result of headcount reduction. In addition the continued focus on higher margin products and accounts resulted in higher gross margin yield assisting in higher contribution income performance. Contribution income for the nine months ended October 2, 2016 was further positively impacted by the reversal of the $3.3 million charge recorded against net revenue in the second quarter of 2015. The charge related to an anticipated credit to a customer to resolve a disputed quality issue. We no longer believe there to be a quality issue after obtaining two independent party reports, and consequently the full amount of this charge was reversed in the first quarter of 2016.

Liquidity and Capital Resources
Our cash and cash equivalents balance increased from $181.9 million as of December 31, 2015 to $273.7 million as of October 2, 2016. Our short-term investments, which represent the investment of funds available for current operations, increased from $96.3 million as of December 31, 2015 to $129.3 million as of October 2, 2016 as we increased purchases of Treasuries. Operating activities during the nine months ended October 2, 2016 provided cash of $131.0 million, compared to $115.7 million provided in the nine months ended September 27, 2015, resulting from the increased net income, partially offset by changes in working capital. Cash used in investing activities increased by $83.4 million mainly due to more purchase of short-term investments along with less proceeds from sales and maturities of short-term investments. Cash used in financing activities decreased by $98.6 million primarily due to less repurchases of common stock along with higher proceeds from the issuance of common stock upon exercise of stock options.
Our days sales outstanding ("DSO") was 63 days as of October 2, 2016, which decreased from 77 days as of December 31, 2015. DSO as of December 31, 2015 was higher due to seasonal payment terms extended to our larger retail customers. As of October 2, 2016 we have returned to a more normal range of DSO as these extended terms are no longer applicable. Additionally, the reduction in service provider net revenue contributed to DSO improvement as the standard payment terms with service provider customers is significantly longer than our standard payment terms for our other customers.
Our accounts payable increased from $90.5 million at December 31, 2015 to $96.0 million at October 2, 2016. The increase was primarily attributable to timing of payments.

Inventory increased from $213.1 million at December 31, 2015 to $217.6 million at October 2, 2016. In the three months ended October 2, 2016, we experienced annualized ending inventory turns of approximately 4.3, down from 4.8 turns in the three months ended December 31, 2015.
We enter into foreign currency forward-exchange contracts, which typically mature in two to nine months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record, in the unaudited condensed consolidated balance sheet at each reporting period, the fair value of our forward-exchange contracts and record any fair value adjustments in our unaudited condensed consolidated statements of operations and in our unaudited condensed consolidated balance sheet. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other income (expense), net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within accumulated other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under these authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the nine months ended October 2, 2016, we repurchased and retired, reported based on trade date, approximately 0.6 million shares of common stock at a cost of $23.3 million. During the nine months ended September 27, 2015, we repurchased and retired, reported based on trade date, 3.4 million shares of common stock at a cost of $105.2 million. As of October 2, 2016, 1.6 million shares remained authorized for repurchase under the repurchase program approved by the Board in July 2015. All shares authorized under previously approved programs were fully utilized. We plan to continue to repurchase shares opportunistically.

We repurchased, as reported based on trade date, approximately 99,000 shares of common stock at a cost of $4.4 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs") during the nine months ended October 2, 2016. Similarly, during the nine months ended September 27, 2015, we repurchased approximately 77,000 shares of our common stock at a cost of $2.4 million under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no material changes during the nine months ended October 2, 2016 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of October 2, 2016, we had approximately $161 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.
As of October 2, 2016, we had $15.6 million of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $0.7 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of October 2, 2016, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to our critical accounting policies and estimates during the nine months ended October 2, 2016.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended October 2, 2016, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

•	seasonal shifts in end market demand for our products, particularly in our retail business;

•	delays in the introduction of new products by us or market acceptance of these products;

•	shift in overall product mix sales from higher to lower margin products, or from one business unit to another, that would adversely impact our margins;

•	component supply constraints from our vendors;

•	unanticipated increase in costs, including air freight, associated with shipping and delivery of our products;

•	delay or failure of our service provider customers to purchase at the volumes that they forecast;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	unfavorable level of inventory and turns;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	changes in international trade policy that adversely affect customs, tax or duty rates, including consequences of the recent "Brexit" referendum in the United Kingdom;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand, particularly from our service provider sales channel, resulting in increased inventory exposure;

•	the inability to maintain stable operations by our suppliers and other parties with which we have commercial relationships;

•	allowance for bad debts exposure with our existing customers and new customers, particularly as we expand into new international markets;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate;

•	geopolitical disruption leading to delay or even stoppage of our operations in manufacturing, transportation, technical support and research and development;

•	terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	litigation involving alleged patent infringement;

•	epidemic or widespread product failure, or unanticipated safety issues, in one or more of our products;

•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	failure to effectively manage our third party customer support partners, which may result in customer complaints and/or harm to the NETGEAR brand;

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the commercial business, retail, and service provider markets and quickly develop or acquire, and manufacture and sell products that satisfy these demands in a cost effective manner. In order to differentiate our products from our competitors' products, we must continue to increase our focus and capital investment in research and development, including software development. For example, we have committed a substantial amount of resources to the development, manufacture and sale of our Nighthawk series and Arlo Smart Home camera products and to introducing additional and improved models in these lines, as well as the recent introduction of our Orbi products. If these products do not achieve or continue to achieve widespread market acceptance, or if we are unsuccessful in capitalizing on other Smart Home market opportunities, our future growth may be slowed and our financial results could be harmed. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

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

If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin expectations for a particular period of time and therefore adversely affect our stock price. For example, many of our competitors in the service provider space aggressively price their products in order to gain market share. We may not be able to match the lower prices offered by our competitors. Many of the service provider customers will seek to purchase from the lowest cost provider, notwithstanding that our products may be higher quality or that our products were previously validated for use on their proprietary network. Accordingly, we may lose customers who have lower, more aggressive pricing and our revenues may be reduced. These particular challenges are a significant reason for the reduced service provider business unit revenue outlook that we announced in the first quarter of 2015 and that we further reduced in 2016. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen slowdowns in capital expenditures by certain of our service provider customers in the past, and believe there may be potential for similar slowdowns in the future. Any slowdown in the general economy, over supply, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably manage our service provider sales channel and our financial results will be harmed.

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

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. For example, component shortages and disruptions in supply in the past have limited our ability to supply all the worldwide demand for our products, and our revenue was affected. At times we have elected to use more expensive transportation methods, such as air freight, to make up for manufacturing delays caused by component shortages, which reduces our margins. In addition, at times sole suppliers of highly specialized components have provided components that were either defective or did not meet the criteria required by our customers, resulting in delays, lost revenue opportunities and potentially substantial write-offs.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the home market for networking and Smart Home devices include Apple, ASUS, Belkin/Linksys, Devolo, D-Link, Eero, Google, Logitech, Nest Labs (owned by Google), Ring, Samsung, Swann, Synology, TP-Link and Western Digital. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard, Huawei, QNAP Systems, Seagate Technology, Synology, TP-Link, Ubiquity, WatchGuard and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, Arcadyan, ARRIS, AVM, Compal Broadband, D-Link, Hitron, Huawei, Novatel Wireless, Sagem, Scientific Atlanta (a Cisco Systems company), Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Xiomi in China, and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

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

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud management service paired with our Arlo Smart Home cameras. If malicious actors compromise this cloud service, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service is a relatively new business for us and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services or customer private information, including customer videos and customer personal identification information, or if these third-party systems failed for other reasons, our management would need to spend increasing amounts of time and effort in this area, we would incur substantial expenses, and our business would be harmed.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Numerous foreign jurisdictions have been influenced by the OECD’s (Organization of Economic Cooperation and Development) issuance of its Base Erosion and Profit Shifting (BEPS) Report that is comprised of 15 comprehensive actions intended to address tax base erosion and jurisdictional profit shifting within multinational corporations. The OECD has encouraged all countries to adopt minimum standards that would result in more transparency and consistency in intercompany transactions. Many countries continue to evaluate and modify their tax laws in light of BEPS as well as increase the volume of tax audits of multinational corporations. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results.

We have been under examination by the Italian Tax Authority (ITA) for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. Currently, we are in litigation with the ITA for the 2004 through 2012 years. If we are unsuccessful in defending our tax positions, our profitability will be reduced.

We are also subject to examination by the Internal Revenue Service, or IRS, and other tax authorities, including state revenue agencies and other foreign governments. We were recently notified by the IRS that they will conduct an audit of the tax year ended December 31, 2014. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 36% of overall net revenue in the third quarter of 2016 and approximately 40% in fiscal year 2015. We continue to be committed to growing our international sales and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 04, 2016 - July 31, 2016	2,221	$51.43	—	1,634,956
August 01, 2016 - August 28, 2016	—	$—	—	1,634,956
August 29, 2016 - October 2, 2016	5,576	$60.02	—	1,634,956
Total	7,797	$57.57	—

1.
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under these authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the three months ended October 2, 2016, we didn't repurchase or retire any common stock.

2.
We repurchased, as reported based on trade date, approximately 8,000 shares of common stock at a cost of approximately $0.4 million to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended October 2, 2016.

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

Date: November 4, 2016

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