Form 10-K
period 2016-12-31
NETGEAR, INC
filed 2017-02-24
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2016
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 3, 2016 was approximately $917.2 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 1, 2016 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director and each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 32,931,706 shares as of February 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

This Annual Report on Form 10-K (“Form 10-K”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in Part I, Item 1A below, and elsewhere in this Form 10-K, including, among other things: future demand for our products may be lower than anticipated; consumers may choose not to adopt our new product offerings or adopt competing products; the actual price, performance and ease of use of our products may not meet the price, performance and ease of use requirements of consumers; our dependence on certain significant customers; our reliance on a limited number of third-party suppliers and manufacturers; new cyber threats may challenge the effectiveness or threaten the security of our products; and our business strategies and development plans may not be successful.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Form 10-K are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Form 10-K.

Item 1. Business

General

We are a global company that designs, develops and markets innovative networking solutions and smart connected products for consumers, businesses and service providers. Our business is managed in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use whole home WiFi networking solutions and Smart connected products. The commercial business unit consists of business networking, storage and security solutions that bring enterprise class functionality down to small and medium-sized businesses at an affordable price. The service provider business unit consists of made-to-order and retail-proven whole home networking hardware and software solutions, including 4G LTE hotspots sold to service providers for sale to their subscribers. We are organized into the following three geographic territories: Americas; Europe, Middle-East and Africa ("EMEA") and Asia Pacific ("APAC"). For further detail, refer to Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

We were incorporated in Delaware on January 8, 1996. Our principal executive offices are located at 350 East Plumeria Drive, San Jose, California 95134, and our telephone number at that location is (408) 907-8000. Our website address is www.netgear.com.

In the years ended December 31, 2016, 2015, and 2014, we generated net revenue of $1.33 billion, $1.30 billion, and $1.39 billion, respectively.

Markets

Our mission is to be the innovative leader in connecting the world to the internet. Our goal includes being the provider of industry-leading networking and smart connected products for consumers, business, and the service provider markets. There are a number of factors that are driving today's demand for networking products within these markets. The ever-growing number of internet connected devices, such as smart phones, laptops, tablets and the advent of Smart Home and Internet-of-Things devices has increased the need for more robust networking solutions. The internet has enabled information and resource sharing via both local area networks, and more broadly via the internet. To take advantage of complex applications, advanced communication capabilities and rich multimedia content, internet connections are being upgraded by deploying high-speed broadband access technologies. Users also seek the convenience and flexibility of operating their laptops, smart phones, tablets and related computing devices while accessing their content in a more mobile, or wireless, manner. Increased market demand for Smart Home and internet-connected products, such as Smart TVs, game consoles, HD streaming players, security cameras, thermostats, smoke detectors, etc., continue to drive new innovations in networking. As a result, the need and desire for more convenience, speed, coverage range, and reliability of an in-home WiFi network has become a greater priority among households as well as businesses.

Consumers, businesses and service providers demand a complete set of both wired and wireless networking and broadband products that are tailored to their specific needs and budgets, while incorporating the latest networking technologies. Although these users desire the continual introduction of new advanced technologies, they often lack technical knowledge and resources. Therefore, a seamless 'plug-and-play' or easy-to-install experience with little to no customer service and support is the expected norm. We have also observed that this audience prefers the convenience of obtaining a networking solution from a single company and we have seen that they tend to be loyal purchasers of a brand with which they have had a good experience. Purchasing decisions in these markets are driven by the affordability and reliability of the products. To provide reliable, easy-to-use products at an attractive price, we believe a successful supplier must have a company-wide focus on the unique requirements of these markets, operational discipline and a cost-efficient infrastructure with processes that allow for efficient product development, manufacturing and distribution.

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

Retailers. Our retail channel primarily supplies products that are sold into the consumer market. However, increasingly we are seeing products designed for small and medium-sized businesses move through these channels. We sell directly to, or enter into consignment arrangements with, a number of our traditional and online retailers. The remaining traditional retailers, as well as our online retailers, are fulfilled through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, on-line promotions and video demonstrations, instant rebate programs, event sponsorship and sales associate training. Our largest retailers include Best Buy Co., Inc., Amazon.com, Inc. and their affiliates.

DMRs and VARs. We sell into the commercial business marketplace through an extensive network of DMRs and VARs. Our DMRs include companies such as CDW and Insight. VARs include our network of registered NETGEAR Solution Partners. DMRs and VARs may receive sales incentives, marketing support and other program benefits from us. Our DMRs and VARs generally purchase our products through our wholesale distributors.

Broadband Service Providers. We also supply our products directly to broadband service providers in the United States and internationally providing cable, DSL and 4G LTE broadband. Service providers supply our products to their business and home subscribers. Our largest broadband service providers include Telstra and AT&T.

The largest portion of our net revenues was derived from Americas sales in the year ended December 31, 2016. Americas sales as a percentage of net revenue increased from 61.4% in the year ended December 31, 2015 to 66.5% in the year ended December 31, 2016. We have continuously committed resources to our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical instability, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws.

Best Buy Co., Inc. and affiliates and Amazon and affiliates accounted for 10% or more of net revenue for the year ended December 31, 2016. Best Buy Co., Inc. and affiliates accounted for 10% or more of net revenue for the year ended December 31, 2015. None of our customers accounted for 10% or more of our net revenue for the years ended December 31, 2014.

See Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for further discussion of operations by geographic area, for details on long-lived assets by geographic area, and for further details on significant customers.

Product Offerings

Our product line consists of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as network attached storage, IP security cameras and home automation devices and services. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which our products are sold.

Commercial business networking. These products are sold into the commercial business marketplace through an extensive network of DMRs and VARs, and increasingly through brick and mortar retail and e-commerce channels and include:

•	Ethernet switches, which are multiple port devices used to network computing devices and peripherals via Ethernet wiring;

•
Wireless controllers and access points, which are devices used to manage and control multiple WiFi base stations on a campus or a facility providing WiFi connections to smart phones, tablets, laptops and other computing devices;

•
Unified storage, which delivers file and block based data into a single shared storage system, meeting the demands of small enterprises, education, hospitality and health markets through an easy-to-use interface for managing multiple storage protocols; and

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

Smart Home/ Internet-of-Things Connectivity and Products. Products that create and extend wired and WiFi networks in homes and small businesses to connect devices to internet as well as devices that provide remote, secure monitoring of homes and businesses. These connectivity and Smart products are sold primarily via brick and mortar retail, e-commerce, and service provider channels and include:

•	WiFi routers and home WiFi Systems, which create a local area network (LAN) for home or office computer, mobile and Smart Devices to connect and share a broadband Internet connection;

•	WiFi range extenders, which extend the range of an existing WiFi network to eliminate WiFi dead spots;

•	Powerline adapters and bridges, which extend wired and WiFi Internet connections to any AC outlet using existing electrical wiring;

•	Remote video security systems, which provide WiFi video and audio monitoring and recordings, accessible by smart phones, tablets or PCs and MACs;

•	WiFi network adapters, which enable computing devices to be connected to the network via WiFi.

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

Our products that target the business market are generally designed with an industrial appearance, including metal cases and, for some product categories, the ability to mount the product within standard data networking racks as well as unique mounting solutions for other uses. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a commercial business user. For example, we offer data transfer rates up to ten gigabits per second for our business products to meet the higher capacity requirements of business users. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. Security requirements within our products for commercial business broadband access include firewall, virtual private network and content threat management capabilities that allow for secure interactions between remote offices and business headquarter locations over the internet. Our connectivity product offerings for the commercial business market include enhanced security and remote configurability often required in a business setting. Our ReadyNAS® family of network attached storage products implements redundant array of independent disks data protection, enabling businesses to store and protect critical data easily, efficiently and intelligently.

Our vision for the home network is about intelligently controlling and monitoring all devices connected to the home network at all times, thus creating a Smart Environment. Our focus is to continue to introduce new products into growth areas that form the basis of Smart Homes, such as: the fastest WiFi standards with broadest coverage via latest technology (802.11ac) WiFi routers and home WiFi systems; high speed DOCSIS 3.1, xDSL and fiber gateways with more integrated functions; 4G LTE gateways and AirCard hotspots; and home security cameras and automation devices such as our Arlo Smart security cameras. We continue to announce and introduce new products in these key markets.

Our vision for the commercial network is about increased effectiveness and efficiency of the hybrid cloud access network. We believe small and medium-sized enterprises will continue to move into cloud-based applications, such as: Salesforce.com, Ring Central, Zoom video conferencing, SuccessFactors, Workday, and others. In addition, we believe these enterprises will move into utility-like on demand computing power supplied by third party data centers. Also, increasingly more enterprises are enabling the BYOD (bring your own device) environment allowing smart phones, tablets, and netbooks to be the business computing devices of choice. These trends will place a greater demand on commercial networks. To meet this demand we are introducing next generation commercial products in rapid pace, such as: Power over Ethernet (PoE) switches, 10 gigabit Ethernet switches, high capacity local and remote unified storage, small to medium capacity campus wireless LAN, and security appliances.

Competition

The consumer, business and service provider markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•
within the consumer markets, companies such as Apple, Arris, ASUS, Belkin/Linksys, Canary, Devolo, D-Link, Eero, Google, Logitech, Luma, Nest Labs (owned by Google), Ring, Samsung, Swann, Synology, Symantec, TP Link, and Western Digital;

•
within the business markets, companies such as Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, Huawei, QNAP Systems, Seagate Technology, SonicWall, Synology, TP Link, Ubiquiti, WatchGuard and Western Digital; and

•
within the service provider markets, companies such as Actiontec, Arcadyan, ARRIS, AVM, Compal Broadband, D-Link, Hitron, Huawei, Novatel Wireless (owned by TCL Corporation of China), Sagem, Scientific Atlanta (a Cisco Systems company), Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL.

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

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. For example, Hewlett-Packard Enterprise has significant brand name recognition and has an advertising presence substantially greater than ours. Similarly, Cisco Systems is well recognized as a leader in providing networking products to businesses and has substantially greater financial resources than we do. Several of our competitors, such as TP-Link, offer a range of products that directly compete with most of our product offerings. Several of our other competitors primarily compete in a more limited manner. For example, Hewlett-Packard sells networking products primarily targeted at larger businesses or enterprises. However, the competitive environment in which we operate changes rapidly. Other companies with significant resources could also become direct competitors, either through acquiring a competitor or through internal efforts.

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

Research and Development

As of December 31, 2016, we had 331 employees engaged in research and development. Our success depends on our ability to develop products that meet changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate new third-party technologies, develop new in-house technologies, and develop and test new products. Our research and development employees work closely with our technology and manufacturing partners to bring our products to market in a timely, high quality and cost-efficient manner.

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

In-House Development. Under the in-house development model, one or more subsystems of the product are designed and developed utilizing the NETGEAR engineering team. Under this model, some of the primary technology is developed in-house. We then work closely with either an ODM or a Joint Development Manufacturer ("JDM") to complete the development of the entire design, perform the necessary testing, and obtain regulatory approvals before the product is released for production.

Our total research and development expenses were $89.4 million in 2016, $86.5 million in 2015 and $90.9 million in 2014.

Manufacturing

Our primary manufacturers are Hon Hai Precision Industry Co., Ltd., (more commonly known as Foxconn Corporation), Delta Networks Incorporated, Wistron NeWeb Corporation, and Pegatron Corporation, all of which are headquartered in Taiwan. We also use Sky Light Industrial Ltd. which is headquartered in Hong Kong. The actual manufacturing of our products occurs primarily in mainland China and Vietnam, with pilot and low-volume manufacturing in Taiwan on a select basis. We distribute our manufacturing among these key suppliers to avoid excessive concentration with a single supplier. However there was an increase in supplier concentration since 2015. Because substantially all of our manufacturing occurs in mainland China and Vietnam, any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our manufacturers to manufacture our products. In addition, our manufacturers in China have continued to increase our costs of production, particularly in the recent years. These increased costs have affected our margins and ability to lower prices for our products to stay competitive. If our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly impacted. In addition to their responsibility for the manufacturing of our products, our manufacturers purchase all necessary parts and materials to produce complete, finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Hong Kong and mainland China. They are responsible for auditing and inspecting process and product quality on the premises of our ODMs and JDMs.

We obtain several key components from limited or sole sources. For example, many of the semiconductors and metamaterials used in our products are designed specifically for our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. From a limited number of suppliers, we obtain switching fabric semiconductors, which are used in our Ethernet switches and internet gateway products; wireless local area network chipsets which are used in our wireless products and mobile network chipsets which are used in our wireless gateways and hotspots. Our third party manufacturers generally purchase these components on our behalf on a purchase order basis. If these sources fail to satisfy our supply requirements, our ability to meet scheduled product deliveries would be harmed and we may lose sales and experience increased component costs.

We currently outsource warehousing and distribution logistics to four main third-party providers who are responsible for warehousing, distribution logistics and order fulfillment. In addition, these parties are also responsible for some configuration and re-packaging of our products including bundling components to form kits, inserting appropriate documentation, disk drive configuration, and adding power adapters. APL Logistics Americas, Ltd. in City of Industry, California serves the Americas region, Kerry Logistics Ltd. in Hong Kong serves the Asia Pacific region, DSV Solutions B.V. Netherlands serves the EMEA region, and Brightstar Logistics Pty Ltd. in Melbourne, VIC, Australia serves Australia and New Zealand.

Sales and Marketing

As of December 31, 2016, we had 318 employees engaged in sales, marketing, and technical support. We work directly with our customers on market development activities, such as co-advertising, online promotions and video demonstrations, event sponsorship and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our channel marketing, product marketing and corporate marketing groups.

Our channel marketing team focuses on working with the sales teams to maximize our participation in channel partner marketing activities and merchandise our products both online and in store.

Our product marketing group focuses on product strategy, product development roadmaps, the new product introduction process, product lifecycle management, demand assessment and competitive analysis. The group works closely with our sales and research and development groups to align our product development roadmap to meet customer technology demands from a strategic perspective. The group also ensures that product development activities, product launches, and ongoing demand and supply planning occur in a well-managed, timely basis in coordination with our development, manufacturing, and sales groups, as well as our ODM, JDMs and sales channel partners.

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

Customer Support

We design our products with ease-of-use top of mind. We respond globally to customer inquiries through a variety of channels including phone, chat, community, social, and email. Customers can also get self-help service through the comprehensive knowledgebase and the user forum from our website. Customer support is provided through a combination of a limited number of permanent employees and use of subcontracted, out-sourced resources. Our permanent employees design our technical support database and are responsible for training and managing our outsourced sub-contractors. They also handle escalations from the outsourced resources. We utilize the information gained from customers by our customer support organization to enhance our product offerings, including further simplifying the installation process.

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark and trade secret and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold approximately 155 issued United States patents that expire between years 2017 and 2034 and 70 foreign patents that expire between 2017 and 2034. In addition, we currently have approximately 100 pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products in the United States and internationally, including NETGEAR, AirCard, AirCard Enabled, Aircard Watcher, Watcher, Watcher and Wireless Expert, Around Town, Arlo, Arlo Q, Arlo logo, The Next Wave of WiFi, Orbi, Genie, Genie+, the Genie logo, ReadyShare, Neo TV, the Neo TV logo, NETGEAR Stora, the NETGEAR Stora logo, ProSafe, RangeMax, ReadyNAS, ReadyDrop, ReadyData, ReadyCloud, ReadyDLNA, ReadyRecover, ProSecure, the ProSecure logo, Push2TV, Streampro, Centria, My Media, Nighthawk, Nighthawk x4, Nighthawk x6, NETGEAR Trek, Overdrive, Overdrive 3G/4G Mobile Hotspot logo, Zing Mobile Hotspot, Mingle, Vue, VueZone, Ufast, NETGEAR Insight, NETGEAR UP, and X-RAID.

We have registered a number of internet domain names that we use for electronic interaction with our customers including dissemination of product information, marketing programs, product registration, sales activities, and other commercial uses.

Seasonal Business

We have historically experienced increased net sales in our third and fourth fiscal quarters as compared to the first and second quarters in our fiscal year due to seasonal demand of consumer markets related to the beginning of the school year and the holiday season. This pronounced seasonality has been previously offset by irregular and significant purchases from customers in other markets, such as the service provider market. As the proportion of our retail business unit grows relative to our overall business, the impact of the seasonally high third and fourth fiscal quarters shall become more pronounced than experienced in prior years.

Backlog

We believe the actual amount of order backlog at any particular time is not a meaningful indication of our future business. Our backlog consists of products for which customer purchase orders have been received that are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with little or no penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net sales for any subsequent period. Accordingly, backlog should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

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

Employees

As of December 31, 2016, we had 945 full-time employees, with 318 in sales, marketing and technical support, 331 in research and development, 135 in operations, and 161 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements.

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

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 10, 2017.

Name	Age	Position
Patrick C.S. Lo	60	Chairman and Chief Executive Officer
Christine M. Gorjanc	60	Chief Financial Officer
Patrick J. Collins III	45	Senior Vice President of Smart Home Products
Michael F. Falcon	60	Senior Vice President of Worldwide Operations and Support
David J. Henry	44	Senior Vice President of Home Networking
Andrew W. Kim	46	Senior Vice President of Corporate Development, General Counsel and Corporate Secretary
John P. McHugh	56	Senior Vice President and General Manager of Commercial Business Unit
Mark G. Merrill	62	Chief Technology Officer
Tamesa T. Rogers	43	Senior Vice President, Human Resources
Michael A. Werdann	48	Senior Vice President of Worldwide Sales

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

Christine M. Gorjanc has served as our Chief Financial Officer since January 2008, Chief Accounting Officer from December 2006 to January 2008 and Vice President, Finance from November 2005 to December 2006. From September 1996 through November 2005, Ms. Gorjanc served as Vice President, Controller, Treasurer and Assistant Secretary for Aspect Communications Corporation, a provider of workforce and customer management solutions. From October 1988 through September 1996, Ms. Gorjanc served as the Manager of Tax for Tandem Computers, Inc., a provider of fault-tolerant computer systems. Prior to that, Ms. Gorjanc served in management positions at Xidex Corporation, a manufacturer of storage devices, and spent eight years in public accounting with a number of accounting firms. Ms. Gorjanc is a member of the Board of Directors of Invitae Corporation. Ms. Gorjanc holds a B.A. in Accounting (with honors) from the University of Texas at El Paso and a M.S. in Taxation from Golden Gate University.

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

•	seasonal shifts in end market demand for our products, particularly in our retail business;

•	delays in the introduction of new products by us or market acceptance of these products;

•	unanticipated decreases or delays in purchases of our products by our significant traditional and online retail customers;

•	component supply constraints from our vendors;

•	shift in overall product mix sales from higher to lower margin products, or from one business unit to another, that would adversely impact our margins;

•	unanticipated increase in costs, including air freight, associated with shipping and delivery of our products;

•	the inability to maintain stable operations by our suppliers and other parties with which we have commercial relationships;

•	discovery of security vulnerabilities in our products, services or systems, leading to negative publicity, decreased demand or potential liability;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	unfavorable level of inventory and turns;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	delay or failure of our service provider customers to purchase at the volumes that they forecast;

•	changes in tax rates or adverse changes in tax laws that expose us to additional income tax liabilities;

•	changes in international trade policy and potential U.S. tax overhaul that adversely affect customs, tax or duty rates, including consequences of the "Brexit" process in the United Kingdom;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand, particularly from our service provider sales channel, resulting in increased inventory exposure;

•	allowance for bad debts exposure with our existing customers and new customers, particularly as we expand into new international markets;

•
geopolitical disruption, including sudden changes in immigration policies, leading to disruption in our workforce or delay or even stoppage of our operations in manufacturing, transportation, technical support and research and development;

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;

•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors' growth rates;

•	conditions in the financial markets in general or changes in general economic conditions, including government efforts to stabilize currencies;

•	actual or anticipated changes in governmental regulation, including taxation and tariff policies;

•	interest rate or currency exchange rate fluctuations;

•	our ability to forecast or report accurate financial results; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

If we fail to continue to introduce or acquire new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net revenue and gross margins.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the commercial business, retail, and service provider markets and quickly develop or acquire, and manufacture and sell products that satisfy these demands in a cost effective manner. In order to differentiate our products from our competitors' products, we must continue to increase our focus and capital investment in research and development, including software development. For example, we have committed a substantial amount of resources to the development, manufacture and sale of our Nighthawk home networking products, Arlo Smart security cameras and Orbi WiFi system, and to introducing additional and improved models in these lines. If these products do not continue to achieve widespread market acceptance, or if we are unsuccessful in capitalizing on other Smart Home market opportunities, our future growth may be slowed and our financial results could be harmed. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

In addition, we have acquired companies and technologies in the past and as a result, have introduced new product lines in new markets. We may not be able to successfully manage integration of the new product lines with our existing products. Selling new product lines in new markets will require our management to learn different strategies in order to be successful. We may be unsuccessful in launching a newly acquired product line in new markets which requires management of new suppliers, potential new customers and new business models. Our management may not have the experience of selling in these new markets and we may not be able to grow our business as planned. For example, in 2013, we acquired the AirCard product line from Sierra Wireless. Similarly, we acquired certain technology and intellectual property in connection with our acquisition of AVAAK, Inc. in 2012 that was key to the development of our Arlo Smart Home camera products. If we are unable to effectively and successfully further develop these new product lines, we may not be able to increase or maintain our sales and our gross margins may be adversely affected.

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

Additionally, concentration and consolidation among our customer base may allow certain customers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, elimination of sales opportunities, replacement of our products with those of our competitors and cancellations of orders, each of which would harm our operating results. Consolidation among our service provider customers worldwide may also make it more difficult to grow our service provider business, given the fierce competition for the already limited number of service providers worldwide and the long sales cycles to close deals. If consolidation among our customer base becomes more prevalent, our operating results may be harmed.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the home market for networking and Smart Home devices include Apple, Arris, ASUS, Belkin/Linksys, Devolo, D-Link, Eero, Google, Logitech, Luma, Nest Labs (owned by Google), Ring, Samsung, Swann, Synology, Symantec, TP-Link and Western Digital. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, Huawei, QNAP Systems, Seagate Technology, SonicWall, Synology, TP-Link, Ubiquiti, WatchGuard and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, Arcadyan, ARRIS, AVM, Compal Broadband, D-Link, Hitron, Huawei, Novatel Wireless (owned by TCL Corporation of China), Sagem, Scientific Atlanta (a Cisco Systems company), Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Xiaomi in China, and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

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

We sell a significant amount of our products through broadband service providers worldwide. However, the service provider business is challenging and exceptionally competitive. Beginning in 2015, we undertook a reorganization of our service provider business unit to re-size the cost structure of this unit and to redeploy certain resources internally to focus on other initiatives. These reorganization efforts also sought to concentrate our resources on long-term and profitable accounts. The reorganization may not be successful in meeting these goals or the other challenges posed by the service provider channel. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, rigorous service provider certification processes may delay our sale of new products, or our products ultimately may fail these tests. In either event, we may lose some or all of the amounts we expended in trying to obtain business from the service provider, as well as lose the business opportunity altogether. In addition, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. We have, in exceptional limited circumstances, while still in contract negotiations, shipped products in advance of and subject to agreement on a definitive contract. We do not record revenue from these shipments until a definitive contract exists. There is risk that we do not ultimately close and sign a definitive contract. If this occurs, the timing of revenue recognition is uncertain and our business would be harmed. In addition, we often commence building custom-made products prior to execution of a contract in order to meet the customer's contemplated launch dates and requirements. Service provider products are generally custom-made for a specific customer and may not be salable to other customers or in other channels. If we have pre-built custom-made products but do not come to agreement on a definitive contract, we may be forced to scrap the custom-made products or re-work them at substantial cost and our business would be harmed.

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

If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin expectations for a particular period of time and therefore adversely affect our stock price. For example, many of our competitors in the service provider space aggressively price their products in order to gain market share. We may not be able to match the lower prices offered by our competitors, and we may choose to forgo lower-margin business opportunities. Many of the service provider customers will seek to purchase from the lowest cost provider, notwithstanding that our products may be higher quality or that our products were previously validated for use on their proprietary network. Accordingly, we may lose customers who have lower, more aggressive pricing, and our revenues may be reduced. These particular challenges are a significant reason for the reduced service provider business unit revenue outlook that we have announced in recent quarters. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen slowdowns in capital expenditures by certain of our service provider customers in the past, and believe there may be potential for similar slowdowns in the future. Any slowdown in the general economy, over supply, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably manage our service provider sales channel and our financial results will be harmed.

We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs. If these third-party manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may suffer.

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party manufacturers, including original design manufacturers, or ODMs, and original equipment manufacturers, as well as contract manufacturers. In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. For example, we currently rely on a single manufacturer for certain of our Arlo Smart security cameras. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors. Due to changing economic conditions, the viability of some of these third-party manufacturers may be at risk. Our ODMs are increasingly refusing to work with us on certain projects, such as projects for manufacturing products for our service provider customers. Because our service provider customers command significant resources, including for software support, and demand extremely competitive pricing, our ODMs are starting to refuse to engage on service provider terms. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third party manufacturer which would take significant effort and our business may be harmed. In addition, as we contemplate moving manufacturing into different jurisdictions, we will be subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

System security risks, data protection breaches and cyber-attacks could disrupt our products, services, internal operations or information technology systems, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

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

In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and even Italy, have had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. In addition, the potential consequences of the "Brexit" process in the United Kingdom have led to significant uncertainty in the region. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, or should the United Kingdom's "Brexit" decision lead to additional economic or political instability, the recovery of the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered or reversed, which could have a material adverse effect on us. There could also be a number of other follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

We have been audited by the Italian Tax Authority (ITA) for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. Currently, we are in litigation with the ITA for the 2004 through 2012 years. If we are unsuccessful in defending our tax positions, our profitability will be reduced.

We are also subject to examination by the Internal Revenue Service, or IRS, and other tax authorities, including state revenue agencies and other foreign governments. The IRS recently commenced an audit of the tax year ended December 31, 2014. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

We must comply with indirect tax laws in multiple jurisdictions, as well as complex customs duty regimes worldwide. Audits of our compliance with these rules may result in additional liabilities for taxes, duties, interest and penalties related to our international operations which would reduce our profitability.

Our operations are routinely subject to audit by tax authorities in various countries. Many countries have indirect tax systems where the sale and purchase of goods and services are subject to tax based on the transaction value. These taxes are commonly referred to as value-added tax (VAT) or goods and services tax (GST). In addition, the distribution of our products subjects us to numerous complex customs regulations, which frequently change over time. Failure to comply with these systems and regulations can result in the assessment of additional taxes, duties, interest and penalties. While we believe we are in compliance with local laws, there is no assurance that tax and customs authorities agree with our reporting positions and upon audit may assess us additional taxes, duties, interest and penalties. If this occurs and we cannot successfully defend our position, our profitability will be reduced.

Our sales and operations in international markets expose us to operational, financial and regulatory risks.

International sales comprise a significant amount of our overall net revenue. International sales were approximately 36% of overall net revenue in fiscal year 2016 and approximately 40% in fiscal year 2015. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•	exchange rate fluctuations;

•	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	potential consequences of, and uncertainty related to, the "Brexit" process in the United Kingdom, which could lead to additional expense and complexity in doing business there;

•	increased difficulty in managing inventory;

•	delayed revenue recognition;

•	less effective protection of intellectual property;

•
stringent consumer protection and product compliance regulations, including but not limited to the Restriction of Hazardous Substances directive, the Waste Electrical and Electronic Equipment directive and the European Ecodesign directive, or EuP, that are costly to comply with and may vary from country to country;

•	difficulties and costs of staffing and managing foreign operations;

•	business difficulties, including potential bankruptcy or liquidation, of any of our worldwide third party logistics providers; and

•	changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws.

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

From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. For example, on November 30, 2016 we acquired Placemeter, Inc., a leader in computer vision analytics, to enhance our Arlo product and service offerings. Additionally in April 2013, we closed the acquisition of the AirCard business of Sierra Wireless, Inc., which was our largest acquisition, both in terms of consideration and headcount. Acquisitions involve numerous risks and challenges, including but not limited to the following:

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

As part of undertaking an acquisition, we may also significantly revise our capital structure or operational budget, such as issuing common stock that would dilute the ownership percentage of our stockholders, assuming liabilities or debt, utilizing a substantial portion of our cash resources to pay for the acquisition or significantly increasing operating expenses. Our acquisitions have resulted and may in the future result in charges being taken in an individual quarter as well as future periods, which results in variability in our quarterly earnings. In addition, our effective tax rate in any particular quarter may also be impacted by acquisitions. Following the closing of an acquisition, we may also have disputes with the seller regarding contractual requirements and covenants. Any such disputes may be time consuming and distract management from other aspects of our business. In addition, if we increase the pace or size of acquisitions, we will have to expend significant management time and effort into the transactions and the integrations and we may not have the proper human resources bandwidth to ensure successful integrations and accordingly, our business could be harmed.

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

We manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. To our knowledge, we maintain compliance with all applicable current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where new regulations have been enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the SEC's “conflict minerals” rules apply to our business, and we are expending significant resources to ensure compliance. The implementation of these requirements by government regulators and our partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in our products. In addition, the supply-chain due diligence investigation required by the conflict minerals rules will require expenditures of resources and management attention regardless of the results of the investigation. If there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that regulation would have a material adverse impact on our business, financial condition and results of operations.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 8, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

As a result of our acquisitions, we have significant goodwill and intangible assets recorded on our balance sheets. In addition, significant negative industry or economic trends, such as those that have occurred as a result of the recent economic downturn, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill or intangible assets might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill or intangible assets be determined resulting in an adverse impact on our results of operations.

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

In the past, there have been bankruptcies amongst our customer base, and certain of our customers’ businesses face financial challenges that put them at risk of future bankruptcies. For example, our customer RadioShack Corp. filed for Chapter 11 bankruptcy protection in 2015. Although losses resulting from customer bankruptcies have not been material to date, any future bankruptcies could harm our business and have a material adverse effect on our operating results and financial condition. To the degree that turmoil in the credit markets makes it more difficult for some customers to obtain financing, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

Expansion of our operations and infrastructure may strain our operations and increase our operating expenses.

We have expanded our operations and are pursuing market opportunities both domestically and internationally in order to grow our sales. This expansion has required enhancements to our existing management information systems, and operational and financial controls. In addition, if we continue to grow, our expenditures would likely be significantly higher than our historical costs. We may not be able to install adequate controls in an efficient and timely manner as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management, operational and financial resources. In addition, if we grow internationally, we will have to expand and enhance our communications infrastructure. If we fail to continue to improve our management information systems, procedures and financial controls or encounter unexpected difficulties during expansion and reorganization, our business could be harmed.

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

Political events, war, terrorism, public health issues, natural disasters, sudden changes in trade and immigration policies, and other circumstances could materially adversely affect us.

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

In addition, war, terrorism, geopolitical uncertainties, public health issues, sudden changes in trade and immigration policies, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control. For example, labor disputes at manufacturing facilities in China have led to workers going on strike, and labor unrest could materially affect our third-party manufacturers' abilities to manufacture our products.

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

Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease that expires in December 2026. Our international sales personnel are based out of local sales offices or home offices in Austria, Australia, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Poland, Russia, Singapore, Spain, Sweden, Switzerland, the Netherlands, the United Arab Emirates, and the United Kingdom. We also have operations personnel using a leased facility in Hong Kong and Suzhou and utilizes the Guangzhou branch office in conjunction with an office in Tangxia. We also maintain research and development facilities in Carlsbad (US), Beijing and Nanjing (China), Richmond B.C. (Canada), and in Taipei (Taiwan). From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities provide suitable space for our operations and are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth. We have invested in internal capacity and strategic relationships with outside manufacturing vendors as needed to meet anticipated demand for our products.

We use third parties to provide warehousing services to us, consisting of facilities in Southern California, Australia, Hong Kong and the Netherlands.

Item 3.	Legal Proceedings

The information set forth under the heading "Litigation and Other Legal Matters" in Note 8, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors.

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

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$41.30	$33.39
Second Quarter	48.80	38.25
Third Quarter	60.82	46.94
Fourth Quarter	60.25	48.35

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$36.34	$29.81
Second Quarter	34.25	29.20
Third Quarter	34.96	28.12
Fourth Quarter	45.76	28.52

Company Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from December 31, 2011 through December 31, 2016 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

Holders of Common Stock

On February 21, 2017, there were 21 stockholders of record.

The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2016 - October 30, 2016	42,408	$50.32	42,408	1,592,548
October 31, 2016 - November 27, 2016	260,361	$50.15	256,570	1,335,978
November 28, 2016 - December 31, 2016	2,436	$53.89	—	1,335,978
Total	305,205	$50.20	298,978

(1)
On October 21, 2008, October 17, 2014 and July 21, 2015, the Company’s Board of Directors authorized management to repurchase up to 6.0 million, 3.0 million and 3.0 million shares of the Company’s outstanding common stock, respectively, which, at the time of authorization, were incremental to the remaining shares under the share repurchase programs. Under the authorizations, the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. The timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. During the three months ended December 31, 2016, we repurchased and retired, reported based on trade date, approximately 0.3 million shares of common stock at a cost of $15.0 million under this authorization.

(2)
During the three months ended December 31, 2016, we repurchased and retired, as reported on trade date, approximately 6,000 shares of common stock at a cost of $0.3 million to help facilitate tax withholding for RSUs.

Refer to Note 9, Stockholders' Equity, in Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our stock repurchase programs.

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

We derived the selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheets data as of December 31, 2016 and 2015 from our audited consolidated financial statements appearing elsewhere in this Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheets data as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2016 (1)	2015 (1)	2014 (1)	2013 (1)	2012
	(In thousands, except per share data)
Net revenue	$1,328,298	$1,300,695	$1,393,515	$1,369,633	$1,271,921
Cost of revenue (3)	916,113	933,016	995,597	976,018	888,368
Gross profit	412,185	367,679	397,918	393,615	383,553
Operating expenses:
Research and development (3)	89,367	86,499	90,902	85,168	61,066
Sales and marketing (3)	150,355	146,794	157,017	153,804	149,766
General and administrative (3)	54,482	45,313	46,552	48,915	45,027
Restructuring and other charges	3,881	6,398	2,209	5,335	1,190
Litigation reserves, net	73	(2,682)	(1,011)	5,354	390
Goodwill impairment charges	—	—	74,196	—	—
Intangibles impairment charges	—	—	—	2,000	—
Total operating expenses	298,158	282,322	369,865	300,576	257,439
Income from operations	114,027	85,357	28,053	93,039	126,114
Interest income	1,163	295	253	400	498
Other income (expense), net	(121)	(88)	2,455	(457)	2,670
Income before income taxes	115,069	85,564	30,761	92,982	129,282
Provision for income taxes	39,218	36,980	21,973	37,765	42,743
Net income	$75,851	$48,584	$8,788	$55,217	$86,539
Net income per share:
Basic (2)	$2.32	$1.47	$0.25	$1.44	$2.27
Diluted (2)	$2.25	$1.44	$0.24	$1.42	$2.23

(1)	Includes the impact of AirCard acquisition that occurred in April 2013.

(2)	Information regarding calculation of per share data is described in Note 5, Net Income Per Share, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

(3)	Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Cost of revenue	$1,740	$1,566	$2,037	$1,577	$1,347
Research and development	4,075	3,451	4,916	3,943	2,787
Sales and marketing	5,065	5,022	6,168	5,379	4,751
General and administrative	8,069	6,786	6,893	6,563	5,487

Consolidated Balance Sheets Data:

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Cash, cash equivalents and short-term investments	$365,982	$278,266	$257,129	$248,154	$376,877
Working capital	$606,132	$505,371	$518,849	$500,028	$603,279
Total assets	$1,184,456	$1,050,569	$1,048,687	$1,093,930	$1,034,569
Total current liabilities	$356,653	$315,772	$304,116	$300,083	$260,930
Total non-current liabilities	$30,984	$26,087	$23,006	$20,064	$19,028
Total stockholders' equity	$796,819	$708,710	$721,565	$773,783	$754,611

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Executive Overview

We are a global company that designs, develops and markets innovative networking solutions and smart connected products for consumers, businesses and service providers. Our products are built on a variety of proven technologies such as wireless (WiFi and LTE), Ethernet and powerline, with a focus on reliability and ease-of-use. Our product line consists of wired and wireless devices that enable networking, broadband access and network connectivity. These products are available in multiple configurations to address the needs of our end-users in each geographic region in which our products are sold.

We operate in three specific business segments: retail, commercial, and service provider. We believe this structure enables us to better focus our efforts on our core customer segments and allows us to be more nimble and opportunistic as a company overall. Each business unit contains leadership focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of these customer segments. The retail business unit is focused on individual consumers and consists of high performance, dependable and easy-to-use whole home WiFi networking solutions and Smart connected products. The commercial business unit is focused on small and medium-sized businesses and consists of business networking, storage and security solutions that bring enterprise class functionality down to small and medium-sized businesses at an affordable price. The service provider business unit is focused on the service provider market and consists of made-to-order and retail-proven whole home networking hardware and software solutions, including 4G LTE hotspots sold to service providers for sale to their subscribers. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

The retail, commercial business, and broadband service provider markets are intensely competitive and subject to rapid technological change. We believe that the principal competitive factors in the retail, commercial, and service provider markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, security, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and enhancing our current products while continuing to expand our channels and maintaining customer satisfaction worldwide.

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

On November 30, 2016, we completed the acquisition of certain intellectual property and other assets of Placemeter, Inc. at a purchase price of approximately $9.6 million. The acquisition qualified as a business acquisition and was accounted for using the acquisition method of accounting. We believe the acquisition will bolster our Smart Device product offerings, strengthen our internal capabilities in image analytics and machine learning and contribute to retail business net revenue growth. For further detail, refer to Note 2, Business Acquisition, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

We experienced an increase of 2.1% in net revenue during the year ended December 31, 2016, driven by a 19.9% increase in our combined retail and commercial business net revenue, which was mainly offset by a reduction in service provider net revenue. Retail net revenue increased compared to the prior year due primarily to an increase in gross shipments of home security cameras, broadband gateways and home wireless products. End user demand for our premium range of retail products, such as Arlo cameras, Nighthawk home networking products and the recently introduced Orbi WiFi system, continues to be robust. Commercial net revenue increased compared to the prior year due primarily to increased gross shipments of switches, partially offset by a reduction in gross shipments of network storage products. Service provider net revenue decreased compared to the prior year due primarily to a reduction in gross shipments of broadband gateways, mobile, and home wireless products. As previously announced, we took steps to restructure the service provider business unit in the first and second quarter of 2015 and again in the first quarter of 2016. The actions were taken to bring expenses in line with the reduced revenue outlook and to concentrate resources on LTE Advanced and long-term profitable accounts. On a geographic basis, net revenue increased in the Americas and, to a lesser extent, in APAC, partially offset by a decline in EMEA. The increase in the Americas was driven primarily by an increase in gross shipments of our home security cameras, broadband gateway products and switches, partially offset by a decrease in gross shipments of our mobile products. The increase in APAC was driven primarily by an increase in gross shipments of broadband gateways, home wireless, home security camera products and switches, partially offset by a reduction in gross shipments of our mobile and network storage products. The decline in EMEA was primarily attributable to a reduction of gross shipments of broadband gateways, network storage and home wireless products, partially offset by an increase in home security cameras and switches.

Looking forward, we expect growth in our retail business unit mainly driven by increasing demand for our Smart connected products, broadband gateways and home WiFi systems. We expect growth in our commercial business unit driven by the sales of our 10Gig, PoE, and web-managed switches and rackmount storage products. We also expect approximately $55 million per quarter revenue run rate for the service provider business unit in 2017 as we continue to remain focused on improving profitability.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of these financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. Actual results could differ significantly from these estimates. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. Note 1, The Company and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of the consolidated financial statements. We have listed below our critical accounting policies that we believe to have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

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

We have product offerings with multiple elements. Our multiple-element product offerings include hardware with free services, networking hardware with embedded software, various software subscription services, and support, which are considered separate units of accounting. In general, the hardware and networking hardware with embedded software are delivered up front, while the free services are delivered over the stated service period, or the estimated useful life, while the subscription services and support are delivered over the subscription and support period. We allocate revenue to the deliverables based upon their relative selling price. Revenue allocated to each unit of accounting is then recognized when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured.

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

We have not made any material changes in the accounting methodology we use to estimate deferred revenue related to product where title has not transferred. Our estimated deferred revenue can vary from actual results and we may have to record additional deferred revenue, which could materially impact our financial position and results of operations.

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

Valuation of Inventory

We value our inventory at the lower of cost and net realizable value, cost being determined using the first-in, first-out method. We continually assess the value of our inventory and will periodically write down its value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. On a quarterly basis, we review inventory quantities on hand and on order under non-cancelable purchase commitments, including consignment inventory, in comparison to our estimated forecast of product demand for the next nine months to determine what inventory, if any, are not saleable. Our analysis is based on the demand forecast but takes into account market conditions, product development plans, product life expectancy and other factors. Based on this analysis, we write down the affected inventory value for estimated excess and obsolescence charges. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As demonstrated during prior years, demand for our products can fluctuate significantly. If actual demand is lower than our forecasted demand and we fail to reduce our manufacturing accordingly, we could be required to write down the value of additional inventory, which would have a negative effect on our gross profit.

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

In the fourth fiscal quarter of 2016, we completed the annual impairment test of goodwill. The test was performed as of the first day of the fourth quarter, or October 3, 2016.

We performed a qualitative test for goodwill impairment of the retail and commercial reporting units as of October 3, 2016. Based upon the results of the qualitative testing, the respective fair values of the retail and commercial reporting units were substantially in excess of these reporting units’ carrying values. We believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values and therefore performing the first step of the two-step impairment test for the retail and commercial reporting units was unnecessary. No goodwill impairment was recognized for the retail and commercial reporting units in the years ended December 31, 2016, 2015 or 2014.

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

Long Lived Assets Excluding Goodwill

Our long lived assets include goodwill, purchased intangibles with finite lives and property and equipment. Purchased intangibles with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three to ten years. Property and equipment are stated at historical cost, less accumulated depreciation. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Examples of such events or circumstances include the following: a significant decrease in the market price of the asset, a significant decline in our expected future cash flows, significant changes or planned changes in our use of the assets, a sustained, significant decline in our stock price and market capitalization and a significant adverse change in the business climate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

During the years ended December 31, 2016, there were no events or changes in circumstances that indicated the carrying amount of our finite-lived assets may not be recoverable from their undiscounted cash flows. Consequently, we did not perform an impairment test. We also reviewed the depreciation and amortization policies for the long-lived asset groups and ensured the remaining useful lives are appropriate. We did not record any impairments to intangibles during the years ended December 31, 2016, 2015 and 2014. The carrying value of property and equipment asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were insignificant for the years ended December 31, 2016, 2015 and 2014.

We will continue to evaluate the carrying value of our long-lived assets and if we determine in the future that there is a potential further impairment, we may be required to record additional charges to earnings which could affect our financial results.

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing our future taxable income on a jurisdictional basis, we consider the effect of its transfer pricing policies on that income. We have placed a valuation allowance against California deferred tax assets since the recovery of the assets is uncertain. We believe that all of our other deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

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

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Year Ended December 31,
	2016		2015		2014
	(In thousands, except percentage data)
Net revenue	$1,328,298	100.0%	$1,300,695	100.0%	$1,393,515	100.0%
Cost of revenue	916,113	69.0%	933,016	71.7%	995,597	71.4%
Gross profit	412,185	31.0%	367,679	28.3%	397,918	28.6%
Operating expenses:
Research and development	89,367	6.7%	86,499	6.7%	90,902	6.5%
Sales and marketing	150,355	11.3%	146,794	11.2%	157,017	11.4%
General and administrative	54,482	4.1%	45,313	3.5%	46,552	3.3%
Restructuring and other charges	3,881	0.3%	6,398	0.5%	2,209	0.2%
Litigation reserves, net	73	0.0%	(2,682)	(0.2)%	(1,011)	(0.1)%
Goodwill impairment charges	—	—%	—	—%	74,196	5.3%
Total operating expenses	298,158	22.4%	282,322	21.7%	369,865	26.6%
Income from operations	114,027	8.6%	85,357	6.6%	28,053	2.0%
Interest income	1,163	0.1%	295	0.0%	253	0.0%
Other income (expense), net	(121)	0.0%	(88)	0.0%	2,455	0.2%
Income before income taxes	115,069	8.7%	85,564	6.6%	30,761	2.2%
Provision for income taxes	39,218	3.0%	36,980	2.9%	21,973	1.6%
Net income	$75,851	5.7%	$48,584	3.7%	$8,788	0.6%

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

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, except percentage data)
Americas	$883,648	10.8%	$797,746	3.5%	$770,890
Percentage of net revenue	66.5%		61.4%		55.3%
EMEA	$245,405	(23.7)%	$321,714	(23.7)%	$421,887
Percentage of net revenue	18.5%		24.7%		30.3%
APAC	$199,245	9.9%	$181,235	(9.7)%	$200,738
Percentage of net revenue	15.0%		13.9%		14.4%
Total net revenue	$1,328,298	2.1%	$1,300,695	(6.7)%	$1,393,515

2016 vs 2015

The increase in Americas net revenue for the year ended December 31, 2016 compared to the prior year was primarily driven by increases in gross shipments of our home security cameras, broadband gateways and switches. The increase was partially offset by a fall in gross shipments of mobile hotspots sales to service provider business unit customers. In addition, the increase in gross shipments of non-service provider products was offset in part by higher sales incentive expenditure deemed to be contra-revenue under the authoritative guidance for revenue recognition. We continue to see strong end user demand for our Arlo cameras, Nighthawk home networking products and the recently introduced Orbi WiFi systems. Service provider net revenue fell versus the prior year period as we continue to prioritize profitability with respect to service provider business opportunities.

The decrease in EMEA net revenue for the year ended December 31, 2016 compared to the prior year was primarily attributable to the performance of our service provider business unit. The steps taken to restructure the service provider business unit in the first and second quarter of 2015 and again in the first quarter of 2016 were primarily responsible for the fall, resulting in a reduction of gross shipments of broadband gateways and home wireless products. The decline in service provider net revenue was partially offset by growth in both our retail and commercial business units which saw an increase in gross shipments of home security camera products and switches.

The increase in APAC net revenue for the year ended December 31, 2016 compared to the prior year was driven primarily by an increase in gross shipments of broadband gateways, home wireless and home security camera products and switches, partially offset by a reduction in gross shipments of our mobile hotspots and network storage products. The increased net revenue was due to improved performance across all three business units with the majority of growth coming from our commercial business unit.

2015 vs 2014

The increase in Americas net revenue for the year ended December 31, 2015 compared to the prior year was driven primarily by an increase in gross shipments of our home security camera, home wireless and broadband gateway products, partially offset by a decrease in gross shipments of our mobile hotspots and multimedia products. The increase was due primarily to continued growth and increasing average selling prices in the retail business unit driven by strong demand for our products, including the Nighthawk home networking products and Arlo Smart Home cameras. The increase in Americas net revenue was partially offset by a reduction in service provider net revenue as we decided to refocus our service provider business on profitability.

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

The decrease in APAC net revenue for the year ended December 31, 2015 compared to the prior year was driven primarily by a reduction in gross shipments of mobile hotspots, home wireless, network storage products and switches, partially offset by an increase in gross shipments of our home security camera and broadband gateway products. Similar to EMEA, APAC net revenue was constrained by weakening foreign currencies compared to the U.S. dollar.

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

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, except percentage data)
Cost of revenue	$916,113	(1.8)%	$933,016	(6.3)%	$995,597
Gross margin percentage	31.0%		28.3%		28.6%

2016 vs 2015

Cost of revenue decreased for the year ended December 31, 2016 compared to the prior year due primarily to the shift in net revenue away from our service provider business unit toward the retail business unit. Cost of revenue associated with retail business unit products represents a lower proportion of net revenue than service provider business unit products. In fiscal 2016, this net revenue shift was further assisted by improved gross margin performance of the commercial business unit, mainly driven by improved gross margin achievement on switch product lines.
Our gross margin increased for the year ended December 31, 2016 compared to the prior year due primarily to the change in business unit net revenue mix from service provider to retail. To a lesser extent, gross margins in fiscal 2016 were positively impacted by higher gross margin yield and higher net revenue performance in the commercial business unit. Net revenue from service providers decreased as a percentage of net revenue to 20.6% in the year ended December 31, 2016, compared to 32.4% in the prior year.
2015 vs 2014

Cost of revenue decreased for the year ended December 31, 2015 compared to the prior year due primarily to the decrease in net revenue and related product costs attributable, in part, to continued decline in net revenue to service provider customers worldwide, partially offset by an increase in freight costs of $4.0 million.
Our gross margin slightly decreased for the year ended December 31, 2015 compared to the prior year due primarily to weakening foreign currencies compared to the U.S. dollar and, to a lesser extent, an increase in per unit freight costs. Foreign currency movements had an unfavorable impact of 2 percentage points on the year over year comparison. The decrease was largely offset by the positive effects of lower excess and obsolete inventory charges of $6.9 million and the decrease in segment product mix toward service provider, which generally maintains lower margins. Net revenue from service providers decreased as a percentage of net revenue to 32.4% in the year ended December 31, 2015, compared to 41.6% in the prior year.
We expect gross margin percentage in fiscal 2017 to remain consistent with fiscal year 2016. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight, duty and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service providers.

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

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, except percentage data)
Research and development expense	$89,367	3.3%	$86,499	(4.8)%	$90,902

2016 vs 2015

Research and development expense increased for the year ended December 31, 2016 compared to the prior year period. The increase was attributable to increases in variable compensation of $3.5 million and personnel-related expense of $1.1 million primarily related to the retail and commercial business units. The increase was partially offset by a $1.7 million reduction in outside engineering services mainly associated with our service provider business unit on a year over year basis. Headcount decreased by 6 from 337 as of December 31, 2015 to 331 as of December 31, 2016. The fall in headcount was attributable to the service provider business unit which experienced a reduction of 42 positions year over year. The fall was offset primarily by headcount additions to the retail business unit which added 29 positions compared with 2015.
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

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We continue to invest in research and development to expand our cloud platform capabilities, grow our home security camera and Smart connected products portfolio including services, and develop innovative WiFi and LTE Advanced coverage solutions. For fiscal year 2017, we expect research and development expenses to grow in absolute dollars as we continue to allocate resources to areas that we expect will drive future growth and profitability. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of revenue, depending on actual revenues achieved in any given quarter.

Sales and Marketing Expense
Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization of certain intangibles, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, except percentage data)
Sales and marketing expense	$150,355	2.4%	$146,794	(6.5)%	$157,017

2016 vs 2015

Sales and marketing expense increased for the year ended December 31, 2016 compared to the prior year due primarily to increases in product marketing expenditure of $5.1 million, variable compensation and personnel-related costs of $1.5 million partially offset by a reduction in outside professional service of $2.4 million, and a reduction in freight expenses of $1.2 million. The increased marketing spend was incurred to support new product introductions and brand marketing campaigns primarily associated with our Nighthawk, Arlo and Orbi product lines.
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

We expect our sales and marketing expense to remain relatively flat as a percentage of net revenue for fiscal year 2017. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, except percentage data)
General and administrative expense	$54,482	20.2%	$45,313	(2.7)%	$46,552

2016 vs 2015

General and administrative expense increased for the year ended December 31, 2016 compared to the prior year mainly due to increases in personnel-related costs of $3.0 million, variable compensation costs of $2.7 million, legal and professional services of $1.5 million. The increase was also attributable to higher costs associated with IT and facility allocation of $1.7 million. The increase in personnel expenses was primarily driven by increases in stock based compensation expense of $1.3 million. Headcount increased by 6 to 161 employees at December 31, 2016 compared to 155 employees at December 31, 2015.

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

We expect our general and administrative expenses to decrease slightly as a percentage of net revenue in fiscal year 2017, but they could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation described in Note 8, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Restructuring and Other Charges

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, except percentage data)
Restructuring and other charges	$3,881	(39.3)%	$6,398	189.6%	$2,209

No significant restructuring and other charges or benefits were recognized during the last two fiscal quarters of 2016. Restructuring and other charges recognized in the second quarter of 2016 related primarily to severance as headcount reductions occurred within our commercial business unit. The headcount reductions were implemented in line with channel shift and changing buying behaviors being experienced for our commercial business unit products. Restructuring and other charges recognized in the first quarter of 2016, and the first and second quarter of 2015 respectively related to actions to resize our service provider business unit and supporting functions. The actions were taken to match the reduced revenue outlook and to concentrate resources on LTE Advanced and long-term profitable accounts. Charges incurred in these periods primarily related to severance, other one-time termination benefits and other associated costs attributable to the restructuring actions announced in February 2015 and January 2016, respectively. During the year ended December 31, 2014, we recognized a charge of $1.4 million relating primarily to expenses associated with the early termination of a lease agreement in Canada and a charge of $0.8 million primarily relating to one-time separation charges associated with the departure of the retail business unit general manager.

Restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve anticipated cost reductions, our financial results could be negatively impacted.

For a detailed discussion of our restructuring and other charges, refer to Note 13, Restructuring and Other Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Litigation Reserves, Net

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, except percentage data)
Litigation reserves, net	$73	**	$(2,682)	165.3%	$(1,011)
**Percentage data not meaningful
No significant litigation reserves or benefits were recognized in fiscal 2016. By contrast, we recognized a benefit of $2.7 million during the year ended December 31, 2015 resulting from adjustments recorded to release litigation reserves previously accrued associated with the Ericsson patent litigation matter. We recognized $1.0 million benefits in litigation reserves during the year ended December 31, 2014 resulting from the adjustments made to decrease the accrued litigation reserves relating to Ericsson after the Federal Circuits issued its opinion and order in our appeal.

For a detailed discussion of our litigation matters, refer to Note 8, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Goodwill Impairment Charges

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, except percentage data)
Goodwill impairment charges	$—	**	$—	**	$74,196
**Percentage data not meaningful
We did not recognize any goodwill impairment change during the years ended December 31, 2016 and 2015. We recognized a goodwill impairment charge of $74.2 million during the year ended December 31, 2014 related to our service provider business unit. The goodwill impairment was due to a decrease in the estimated fair value of the business resulting from a decline in the long-term revenue and profitability projections of the business.

For a detailed discussion of our goodwill impairment charges, refer to Note 3, Balance Sheet Components, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Interest Income and Other Income (Expense), Net
Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net, for the periods indicated:

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, except percentage data)
Interest income	$1,163	**	$295	16.6%	$253
Other income (expense), net	(121)	37.5%	(88)	**	2,455
Total	$1,042	**	$207	(92.4)%	$2,708
** Percentage change not meaningful.

2016 vs 2015

Interest income increased for the year ended December 31, 2016 compared to the prior year due to increases in both short term investment average balances and yields obtained on such balances being more favorable than the prior year periods. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during fiscal year 2016. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 4, Derivative Financial Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Interest income and other income (expense), net will fluctuate due to changes in interest rates and returns on our cash, cash equivalents and short-term investments, any future impairment of investments, foreign currency rate fluctuations on hedged exposures, fluctuations in costs associated with our hedging program, gains and losses on asset disposals and timing of non-income based taxes and license fees. The cash balance could also decrease depending upon the amount of cash used in our stock repurchase activity, any future acquisitions and other factors which would also impact our interest income.

Provision for Income Taxes

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, except percentage data)
Provision for income taxes	$39,218	6.1%	$36,980	68.3%	$21,973
Effective tax rate	34.1%		43.2%		71.4%

2016 vs 2015

Provision for income taxes increased for the year ended December 31, 2016 compared to the prior year due primarily to higher pretax income. The effective tax rate for the years ended December 31, 2016 and 2015 differed from the U.S. statutory rate of 35% each year due to earnings from foreign jurisdictions, state taxes, tax credits and non-deductible expenses. For the year ended December 31, 2016, tax on earnings from foreign operations decreased the effective tax rate by 2.7 percentage points compared to an increase of 7.1 percentage points for 2015. The decrease in the effective tax rate from earnings of foreign operations in 2016 compared to 2015 resulted from the 2015 tax effect of non-deductible losses in a foreign jurisdictions where no benefit can be claimed.

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

Segment Information

A description of our products and services, as well as segment financial data, for each segment can be found in Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Retail

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(in thousands, except percentage data)
Net revenue	$763,549	24.3%	$614,367	20.9%	$508,100
Percentage of net revenue	57.5%		47.2%		36.5%
Contribution income	104,454	22.6%	85,231	11.8%	76,266
Contribution margin	13.7%		13.9%		15.0%

2016 vs 2015

Retail net revenue increased for the year ended December 31, 2016 compared to the prior year due primarily to an increase in gross shipments of home security cameras, broadband gateways and home wireless products. Geographically, retail business unit net revenue grew across all three regions in fiscal year 2016 with the Americas contributing the largest share. End user demand for our premium range of retail products, such as Arlo cameras, Nighthawk home networking products and the recently introduced Orbi WiFi systems, continues to be robust.

Contribution income increased for the year ended December 31, 2016 compared to the prior year due primarily to growth in net revenue. Contribution margin decreased slightly for the year ended December 31, 2016, due primarily to increased investment in research and development as a percentage of net revenue, driving incremental expenditure of $6.2 million versus the prior year period. The increased expenditure focused on high growth product lines as management continues to invest resources in areas and product categories positioned for future growth.
2015 vs 2014

Retail net revenue increased for the year ended December 31, 2015 compared to the prior year due primarily to an increase in gross shipments of home security cameras, broadband gateways and home wireless products. In addition, the increase in retail net revenue was due to increasing average selling prices, mainly driven by our Nighthawk and Arlo product lines. Geographically, we experienced growth in the Americas, while net revenue in EMEA declined due primarily to challenges resulting from the macro-economic environment, increased competition and pricing pressures we continue to experience in the region, as well as weakening foreign currencies compared to the U.S. dollar. Net revenue in APAC also declined compared to the prior year period as a result of the strengthening of the U.S. dollar. We continue to see strong end-user demand for some of our retail products, including the Nighthawk home networking products and Arlo Smart Home cameras. Through the year ended December 31, 2015, we have continued to expand our distribution of Arlo with U.S. retail customers and in select international markets, driving sequential gross shipment growth in each of the four quarters of 2015. In contrast, we didn't release the product until December 2014.

Contribution income increased for the year ended December 31, 2015 compared to the prior year due primarily to the increase in net revenue, partially offset by the negative effects of increases in freight costs of $5.9 million and operating expenses of $16.9 million, primarily driven by an increase in research and development expenses.

Commercial

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(in thousands, except percentage data)
Net revenue	$290,836	9.8%	$264,846	(13.4)%	$305,677
Percentage of net revenue	21.9%		20.4%		21.9%
Contribution income	73,734	38.1%	53,393	(24.6)%	70,810
Contribution margin	25.4%		20.2%		23.2%

2016 vs 2015

Commercial net revenue increased for the year ended December 31, 2016 compared to the prior year due primarily to increased gross shipments of switches, partially offset by a reduction in gross shipments of network storage products. We experienced growth in all three geographic regions experiencing double digit growth in APAC and strong single digit growth in the Americas and EMEA, respectively.

Contribution income increased for the year ended December 31, 2016 compared to the prior year due primarily to growth in both net revenue and gross margin yield versus the prior year period. In addition, the growth in net revenue did not require corresponding investment in operating expense resulting in greater contribution income return.

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

Service Provider

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(in thousands, except percentage data)
Net revenue	$273,913	(35.0)%	$421,482	(27.3)%	$579,738
Percentage of net revenue	20.6%		32.4%		41.6%
Contribution income	44,615	14.0%	39,151	(17.7)%	47,547
Contribution margin	16.3%		9.3%		8.2%

2016 vs 2015

Service provider net revenue decreased for the year ended December 31, 2016 compared to the prior year due primarily to a reduction in gross shipments of broadband gateways, mobile hotspots, and home wireless products. Geographically, we experienced a substantial reduction in net revenue achievement of both the EMEA and Americas regions. The reduction was partially offset by growth in APAC. As previously announced, we took steps to restructure the service provider business unit in the first and second quarter of 2015 and again in the first quarter of 2016. The actions were taken to match the reduced revenue outlook and to concentrate resources on LTE Advanced and long-term profitable accounts.
Contribution income increased in the year ended December 31, 2016 compared to the prior year period. The service provider business unit was restructured at various points in 2015 and 2016 to meet changing market dynamics and to focus efforts on higher profitability accounts. The consequences of these actions yielded benefit to the company in 2016 through improved gross margin yield and lower operating expenditure which dropped 46% year over year primarily due to headcount reduction.

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

Liquidity and Capital Resources

As of December 31, 2016, we had cash, cash equivalents and short-term investments totaling $366.0 million. Our cash and cash equivalents balance increased from $181.9 million as of December 31, 2015 to $240.5 million as of December 31, 2016. Our short-term investments, which represent the investment of funds available for current operations, increased from $96.3 million as of December 31, 2015 to $125.5 million as of December 31, 2016 as we increased purchases of treasuries.

Operating activities during the year ended December 31, 2016 generated cash of $115.2 million, compared to $110.4 million in the prior year, resulting primarily from an increase in net income partially offset by changes in working capital. Investing activities during the year ended December 31, 2016 used cash of $48.8 million, compared to $6.0 million cash generated in the prior year, resulting primarily due to more purchase of short-term investments along with less proceeds from maturities of short-term investments, and payment relating to business acquisition of Placemeter which occurred in 2016. Financing activities during the year ended December 31, 2016 used cash of $7.9 million as compared to $75.6 million in the prior year, primarily due to less repurchases of common stock, partially offset by less proceeds from the issuance of common stock upon exercise of stock options.

Our days sales outstanding ("DSO") remained flat at 77 days as of December 31, 2016 and December 31, 2015. Historically, we grant limited payment term extensions to key retail partners to support holiday season demand. Payment term extensions were granted in both the fourth quarter of 2016 and 2015 respectively.

Our accounts payable increased from $90.5 million at December 31, 2015 to $112.4 million at December 31, 2016, primarily as a result of timing of payments.

Inventory increased from $213.1 million at December 31, 2015 to $247.9 million at December 31, 2016. Ending inventory turns of 4.2 turns in the three months ended December 31, 2016 down from 4.8 turns in the three months ended December 31, 2015.

We enter into foreign currency forward-exchange contracts, which typically mature within nine months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record on the consolidated balance sheets at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our consolidated statements of operations and in our consolidated balance sheets. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other income (expense), net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are designated cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within accumulated other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.

On October 21, 2008, October 17, 2014 and July 21, 2015, our Board of Directors authorized management to repurchase up to 6.0 million, 3.0 million and 3.0 million shares of our outstanding common stock, respectively, which, at the time of authorization, were incremental to the remaining shares under the share repurchase programs. Under the authorizations, we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. The timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of December 31, 2016, the share repurchase programs authorized prior to July 2015 have been completed and there were 1.3 million shares remaining in the buyback program. We repurchased, reported based on trade date, approximately 0.9 million shares of common stock at a cost of $38.3 million during the year ended December 31, 2016. During the years ended December 31, 2015 and December 31, 2014, we repurchased, reported based on trade date, approximately 3.8 million shares of common stock at a cost of $117.7 million and approximately 2.8 million shares of common stock at a cost of $90.6 million, respectively.

We also repurchased, as reported based on trade date, approximately 0.1 million shares of common stock at a cost of $4.7 million, under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the year ended December 31, 2016. Similarly, during the years ended December 31, 2015 and December 31, 2014, we repurchased, as reported on trade date, approximately 85,000 shares of common stock at a cost of $2.6 million and 82,000 shares of common stock at a cost of $2.6 million, respectively, under the same program to help facilitate tax withholding for RSUs.

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

Backlog

As of December 31, 2016, we had a backlog of approximately $74.6 million, compared to approximately $115.6 million as of December 31, 2015, primarily due to product demand required in the future. Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with minimal penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net revenue for any succeeding period.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table describes our commitments to settle non-cancelable lease and purchase commitments as of December 31, 2016 (in thousands).

	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
Operating leases	$7,744	$18,884	$10,391	$12,445	$49,464
Purchase obligations	136,949	—	—	—	136,949
	$144,693	$18,884	$10,391	$12,445	$186,413

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended December 31, 2016, 2015, and 2014 was $9.5 million, $9.8 million and $10.8 million, respectively. The terms of some of the office leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. As of December 31, 2016, we had $136.9 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

As of December 31, 2016 and 2015, we had $16.6 million and $15.8 million, respectively, of total gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months is approximately $1.0 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal 2016.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. We use foreign currency forward contract derivatives to partially offset our business exposure to foreign exchange risk on our foreign currency denominated assets and liabilities. Additionally, we enter into certain foreign currency forward contracts that have been designated as cash flow hedges under the authoritative guidance for derivatives and hedging to partially offset our business exposure to foreign exchange risk on portions of our anticipated foreign currency net revenue, cost of revenue, and certain operating expenses. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the consolidated statements of operations, and in accumulated other comprehensive income on the consolidated balance sheets. For cash flow hedges, the gains and losses are further reclassified from other comprehensive income to revenue, cost of revenue, or operating expenses when the underlying hedged items are recognized. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet and anticipated cash flow exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheets and anticipated cash flow exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged exposures. If there were an adverse movement in exchange rates, we might suffer significant losses. See Note 4, Derivative Financial Instruments, in Notes to Consolidated Financial Statements for additional disclosure on our foreign currency contracts, which are hereby incorporated by reference into this Part II, Item 7A.

As of December 31, 2016, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in an after-tax positive or negative impact of $0.4 million net income, net of our hedged position at December 31, 2016. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2016 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the year ended December 31, 2016, 21% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NETGEAR, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of NETGEAR, Inc. and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, CA
February 24, 2017

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$240,468	$181,945
Short-term investments	125,514	96,321
Accounts receivable, net	313,839	290,642
Inventories	247,862	213,118
Prepaid expenses and other current assets	35,102	39,117
Total current assets	962,785	821,143
Property and equipment, net	19,473	22,384
Intangibles, net	37,899	48,947
Goodwill	85,463	81,721
Other non-current assets	78,836	76,374
Total assets	$1,184,456	$1,050,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,436	$90,546
Accrued employee compensation	33,096	27,868
Other accrued liabilities	170,674	166,282
Deferred revenue	35,301	29,125
Income taxes payable	5,146	1,951
Total current liabilities	356,653	315,772
Non-current income taxes payable	15,119	14,444
Other non-current liabilities	15,865	11,643
Total liabilities	387,637	341,859
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shares issued and outstanding: 32,958,444 and 32,600,990 as of December 31, 2016 and 2015, respectively	33	33
Additional paid-in capital	566,307	513,047
Accumulated other comprehensive income	1,938	3
Retained earnings	228,541	195,627
Total stockholders’ equity	796,819	708,710
Total liabilities and stockholders’ equity	$1,184,456	$1,050,569

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net revenue	$1,328,298	$1,300,695	$1,393,515
Cost of revenue	916,113	933,016	995,597
Gross profit	412,185	367,679	397,918
Operating expenses:
Research and development	89,367	86,499	90,902
Sales and marketing	150,355	146,794	157,017
General and administrative	54,482	45,313	46,552
Restructuring and other charges	3,881	6,398	2,209
Litigation reserves, net	73	(2,682)	(1,011)
Goodwill impairment charges	—	—	74,196
Total operating expenses	298,158	282,322	369,865
Income from operations	114,027	85,357	28,053
Interest income	1,163	295	253
Other income (expense), net	(121)	(88)	2,455
Income before income taxes	115,069	85,564	30,761
Provision for income taxes	39,218	36,980	21,973
Net income	$75,851	$48,584	$8,788
Net income per share:
Basic	$2.32	$1.47	$0.25
Diluted	$2.25	$1.44	$0.24
Weighted average shares used to compute net income per share:
Basic	32,758	33,161	35,771
Diluted	33,728	33,788	36,445

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$75,851	$48,584	$8,788
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on derivative instruments	2,187	—	(22)
Unrealized gains (losses) on available-for-sale securities	33	(56)	(14)
Other comprehensive income (loss), before tax	2,220	(56)	(36)
Tax benefit (provision) related to derivative instruments	(273)	—	—
Tax benefit (provision) related to available-for-sale securities	(12)	21	5
Other comprehensive income (loss), net of tax	1,935	(35)	(31)
Comprehensive income	$77,786	$48,549	$8,757
The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance as of December 31, 2013	36,840	$37	$421,901	$69	$351,776	$773,783
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(9)	—	(9)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(22)	—	(22)
Net income	—	—	—	—	8,788	8,788
Stock-based compensation expense	—	—	19,983	—	—	19,983
Purchase and retirement of common stock	(2,908)	(2)	—	—	(93,216)	(93,218)
Issuance of common stock under stock-based compensation plans	777	—	12,741	—	—	12,741
Tax impact from exercises and cancellations of stock options	—	—	(481)	—	—	(481)
Balance as of December 31, 2014	34,709	$35	$454,144	$38	$267,348	$721,565
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(35)	—	(35)
Net income	—	—	—	—	48,584	48,584
Stock-based compensation expense	—	—	16,813	—	—	16,813
Purchase and retirement of common stock	(3,855)	(4)	—	—	(120,305)	(120,309)
Issuance of common stock under stock-based compensation plans	1,747	2	44,323	—	—	44,325
Tax impact from exercises and cancellations of stock options	—	—	(2,233)	—	—	(2,233)
Balance as of December 31, 2015	32,601	$33	$513,047	$3	$195,627	$708,710
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	21	—	21
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	1,914	—	1,914
Net income	—	—	—	—	75,851	75,851
Stock-based compensation expense	—	—	19,180	—	—	19,180
Purchase and retirement of common stock	(999)	(1)	—	—	(42,937)	(42,938)
Issuance of common stock under stock-based compensation plans	1,356	1	31,626	—	—	31,627
Tax impact from exercises and cancellations of stock options	—	—	2,454	—	—	2,454
Balance as of December 31, 2016	32,958	$33	$566,307	$1,938	$228,541	$796,819

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$75,851	$48,584	$8,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,993	35,850	35,590
Purchase premium amortization/discount accretion on investments, net	167	(57)	11
Non-cash stock-based compensation	18,949	16,825	20,014
Income tax impact associated with stock option exercises	2,454	(2,233)	(481)
Excess tax benefit from stock-based compensation	(3,008)	(759)	(485)
Goodwill impairment charges	—	—	74,196
Deferred income taxes	(2,723)	(710)	(20,261)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(23,206)	(14,952)	(9,205)
Inventories	(34,744)	9,765	1,573
Prepaid expenses and other assets	5,932	560	(7,905)
Accounts payable	21,327	(14,990)	(8,236)
Accrued employee compensation	5,228	6,280	5,037
Other accrued liabilities	6,907	29,987	2,574
Deferred revenue	6,176	(2,496)	5,188
Income taxes payable	3,870	(1,263)	2,566
Net cash provided by operating activities	115,173	110,391	108,964
Cash flows from investing activities:
Purchases of short-term investments	(144,271)	(110,316)	(145,186)
Proceeds from maturities of short-term investments	115,291	130,273	134,827
Purchase of property and equipment	(10,972)	(14,000)	(19,338)
Payments made in connection with business acquisitions, net of cash acquired	(8,807)	—	(1,050)
Net cash provided by (used in) investing activities	(48,759)	5,957	(30,747)
Cash flows from financing activities:
Purchase and retirement of common stock	(42,938)	(120,309)	(93,218)
Proceeds from exercise of stock options	28,147	40,928	9,979
Proceeds from issuance of common stock under employee stock purchase plan	3,892	2,985	2,762
Excess tax benefit from stock-based compensation	3,008	759	485
Net cash used in financing activities	(7,891)	(75,637)	(79,992)
Net increase (decrease) in cash and cash equivalents	58,523	40,711	(1,775)
Cash and cash equivalents, at beginning of year	181,945	141,234	143,009
Cash and cash equivalents, at end of year	$240,468	$181,945	$141,234
Supplemental Cash Flow Information:
Cash paid for income taxes	$35,149	$40,273	$38,938

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global company that designs, develops and markets innovative networking solutions and smart connected products for consumers, businesses and service providers. The Company's products are built on a variety of proven technologies such as wireless (WiFi and LTE), Ethernet and powerline, with a focus on reliability and ease-of-use. The product line consists of wired and wireless devices that enable networking, broadband access and network connectivity. These products are available in multiple configurations to address the needs of the end-users in each geographic region in which the Company's products are sold.

The Company operates in three specific business segments: retail, commercial, and service provider. The Company believes this structure enables it to better focus its efforts on the Company's core customer segments and allows it to be more nimble and opportunistic as a company overall. Each business unit contains leadership focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of these customer segments. The retail business unit is focused on individual consumers and consists of high performance, dependable and easy-to-use whole home WiFi networking solutions and Smart connected products. The commercial business unit is focused on small and medium-sized businesses and consists of business networking, storage and security solutions that bring enterprise class functionality down to small and medium-sized businesses at an affordable price. The service provider business unit is focused on the service provider market and consists of made-to-order and retail-proven whole home networking hardware and software solutions, including 4G LTE hotspots sold to service providers for sale to their subscribers.

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

Certain risks and uncertainties

The Company's products are concentrated in the networking and smart connected industries, which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. The success of the Company depends on management's ability to anticipate and/or to respond quickly and adequately to such changes. Any significant delays in the development or introduction of products could have a material adverse effect on the Company's business and operating results.

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

Derivative financial instruments

The Company uses foreign currency forward contracts to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses, and on certain existing assets and liabilities. Foreign currency forward contracts generally mature within nine months of inception. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to reduce the impact of currency exchange rate movements on the Company's operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The company does not use derivative financial instruments for speculative purposes.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2016 and 2015, Best Buy, Inc. and affiliates accounted for 38% and 37% of the Company's total accounts receivable, respectively, Amazon and affiliates accounted for 11% of the Company's total accounts receivable as of December 31, 2016, and no other customers accounted for 10% or greater of the Company's total accounts receivable.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the foreign currency forward contracts used to mitigate the effect of foreign currency exchange rate changes. The Company believes the counterparties for its outstanding contracts are large, financially sound institutions and thus, the Company does not anticipate nonperformance by these counterparties. In the event of turbulence or the onset of a financial crisis in financial markets, the failure of additional counterparties cannot be ruled out.

Fair value measurements

The carrying amounts of the Company's financial instruments, including cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values due to their short maturities. Foreign currency forward contracts are recorded at fair value based on observable market data. See Note 12, Fair Value Measurements, in Notes to Consolidated Financial Statements for disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

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

Inventories

Inventories consist primarily of finished goods which are valued at the lower of cost and net realizable value, with cost being determined using the first-in, first-out method. The Company writes down its inventories based on estimated excess and obsolete inventories determined primarily by the demand forecast but takes into account market conditions, product development plans, product life expectancy and other factors. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase of the newly established cost basis.

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

Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were insignificant for the years ended December 31, 2016, 2015 and 2014.

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

The Company did not recognize any goodwill impairment charges during the years ended December 31, 2016 and 2015. A goodwill impairment charge of $74.2 million was recorded in 2014, which was the entire goodwill balance related to the service provider reporting unit.

Intangibles, net

Purchased intangibles with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three to ten years. Finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.

During the years ended December 31, 2016, there were no events or changes in circumstances that indicated the carrying amount of our finite-lived assets may not be recoverable from their undiscounted cash flows. Consequently, we did not perform an impairment test. The Company recorded no impairments to intangibles during the years ended December 31, 2016, 2015 and 2014.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company has product offerings with multiple elements. The Company's multiple-element product offerings include hardware with free services, networking hardware with embedded software, various software subscription services, and support, which are considered separate units of accounting. In general, the hardware and networking hardware with embedded software are delivered up front, while the free services are delivered over the stated service period, or the estimated useful life, while the subscription services and support are delivered over the subscription and support period. The Company allocates revenue to the deliverables based upon their relative selling price. Revenue allocated to each unit of accounting is then recognized when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured.

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

Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $9.2 million, $10.4 million and $10.5 million in the years ended December 31, 2016, 2015 and 2014 respectively.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $24.5 million, $19.4 million, and $19.1 million in the years ended December 31, 2016, 2015 and 2014 respectively.

Income taxes

The Company accounts for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatment for tax versus accounting for certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the Company's deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. The Company’s assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing its future taxable income on a jurisdictional basis, the Company considers the effect of its transfer pricing policies on that income.

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

Net income per share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options, vesting of restricted stock awards, and issuances of ESPP. Potentially dilutive shares are excluded from the computation of diluted net income per share when their effect is anti-dilutive.

Stock-based compensation

The Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to restricted stock units (“RSUs”) is based on the closing fair market value of the Company’s common stock on the date of grant. Prior to February 16, 2016, the fair value of Employee Stock Purchase Plan (“ESPP”) was based on the 15% discount at purchase, since the price of the shares was determined at the purchase date. Beginning February 16, 2016, the fair value of the shares offered under the ESPP is estimated at grant using a Black-Scholes option valuation model.

The compensation expense for equity awards is reduced by an estimate for forfeitures and is recognized over the vesting period of the award under a graded vesting method. In addition, the Company will recognize an excess benefit from stock-based compensation in equity based on the difference between tax expense computed with consideration of the windfall deduction and without consideration of the windfall deduction. In addition, the Company accounts for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit in the income statement. See Note 10, Employee Benefit Plans, in Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive income

Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that the Company excluded from net income, including gains and losses related to fair value of short-term investments and the effective portion of cash flow hedges that were outstanding as of the end of the year.

Foreign currency translation and re-measurement

The Company's functional currency is the U.S. dollar for all of its international subsidiaries. Foreign currency transactions of international subsidiaries are re-measured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets. Revenue is re-measured at average exchange rates in effect during each period. Expenses are re-measured at average exchange rates in effect during each period, except for expenses related to non-monetary assets, which are re-measured at historical exchange rates. Gains and losses arising from foreign currency transactions are included in Other income (expense), net.

Recent accounting pronouncements

Accounting Pronouncement Recently Adopted

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2015-11, "Simplifying the Measurement of Inventory" (Topic 330). The new guidance changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. ASU 2015-11 should be applied on a prospective basis and is effective for the Company beginning in the first fiscal quarter of 2017. Early adoption is permitted. The Company elected to early adopt the ASU 2015-11 effective December 31, 2016 on a prospective basis. There was no impact of the adoption on the Company's financial position, results of operations or cash flows and such statements have been presented in accordance with this new guidance.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" (Topic 740), which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. ASU 2015-17 may be adopted either prospectively or retrospectively and is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company's net current deferred tax asset to the net non-current deferred tax asset in its consolidated balance sheets as of December 31, 2015.

Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606), which was further updated in March, April, May and December 2016. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition". Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. An entity should apply the amendments in the update either retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (modified retrospective method). On July 9, 2015, the FASB concluded to delay the effective date of the new revenue standard by one year. ASU 2014-09 is effective for the Company beginning in the first quarter of fiscal 2018 and early adoption is permitted. The Company currently anticipates adopting the new standard effective January 1, 2018. The company continues to evaluate the impact of the new standard on its consolidated financial statements and disclosures. Although the Company is still in the process of evaluating its contracts, at this stage of the process, it does not believe the adoption of ASU 2014-09 will have a significant impact on the amount or timing of its revenues. The accounting for consideration payable to a customer under ASU 2014-09 differs to the superseded guidance, which consequently may require the Company to estimate for future consideration payable to a customer ahead of commitment date. The impact of this guidance change is still being evaluated but may result, upon adoption, of an adjustment to the statement of financial position to bring forward the recognition of as of yet committed liabilities at the adoption date. The Company expects to complete the assessment process, including selecting a transition method for adoption, by the end of the third quarter of fiscal 2017 along with the implementation process prior to the first quarter of fiscal 2018.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities" (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation and disclosure of

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

financial instruments. This guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating the impact the update will have on its financial position, results of operations and cash flows and related disclosures.

In February 2016, FASB issued ASU 2016-02, "Leases" (Topic 842), which requires lessees to recognize on the balance sheets a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. The liability will be equal to the present value of lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the disclosure requirements for lessees. Upon adoption, the Company will be required to record a lease asset and lease liability related to its operating leases. ASU 2016-02 will be applied using a modified retrospective transition method and is effective for the Company in the first quarter fiscal 2019, with early adoption permitted. The Company does not plan to early adopt the guidance and is currently evaluating the impact the update will have on its financial position, results of operations and cash flows and related disclosures.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718), which simplifies the accounting for share-based payment transactions, including the income tax consequences, forfeitures, and statutory tax withholding requirements, as well as classification on the statements of cash flows. ASU 2016-09 is effective for the Company beginning in the first quarter of fiscal 2017, with early adoption permitted. The Company will adopt the guidance in the first quarter of fiscal 2017. The Company does not expect the adoption will have material impacts on its financial position, results of operations or cash flows, and expects the primary impact of this standard to be the income tax effects of awards recognized in the income statement when the awards are vested or settled. The tax impacts cannot be quantified until the award vest or settlement date.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning in the first quarter of 2020 and early adoption is permitted. The Company is evaluating the new guidance, but does not expect it to have material impacts on its financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory" (Topic 740), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. ASU 2016-16 is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating what impact, if any, the adoption of this guidance will have on its financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations: Clarifying the Definition of a Business" (Topic 805), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. ASU 2017-01 is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted. The guidance should be applied prospectively to any transactions occurring on or after the adoption date. The Company is currently evaluating what impact the adoption of this guidance will have on its financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment" (Topic 350), which simplifies the subsequent measurement of goodwill by removing Step 2 of goodwill impairment test that requires the determination of the fair value of individual assets and liabilities of a reporting unit. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 will be applied prospectively and is effective for the Company in the first quarter of fiscal 2020, with early adoption permitted. The Company is currently evaluating what impact the adoption of this guidance will have on its financial position, results of operations and cash flows.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2. Business Acquisition
Placemeter, Inc.
On November 30, 2016, the Company acquired Placemeter, Inc. ("Placemeter"), an industry leader in computer vision analytics, for total purchase consideration of $9.6 million. The Company believes Placemeter’s engineering talent will add great value to NETGEAR’s Arlo Smart security team, and their proprietary computer vision algorithms will help to build leading video analytics solutions for the Arlo platform.
The Company paid $8.8 million of the aggregate purchase price in the fourth quarter of 2016 and paid the remaining $0.8 million in the first quarter of 2017. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of Placemeter have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.
The allocation of the purchase price was as follows (in thousands):

Cash and cash equivalents	$8
Accounts receivable, net	11
Prepaid expenses and other current assets	130
Property and equipment, net	83
Intangibles, net	6,000
Goodwill	3,742
Accounts payable	(40)
Other current accrued liabilities	(74)
Deferred tax liabilities, net	(308)
Total purchase price	$9,552
The $3.7 million of goodwill recorded on the acquisition of Placemeter is not deductible for U.S. federal or U.S. state income tax purposes. The goodwill recognized, which was assigned to the Company's retail business unit, is primarily attributable to expected synergies resulting from the acquisition.
In connection with the acquisition, the Company recorded $0.3 million of deferred tax liabilities net of deferred tax assets. The deferred tax liabilities were recorded for the book basis of intangible assets for which the Company has no tax basis. The deferred tax liabilities are reduced by the tax benefit of the net operating losses as of the date of the acquisition after consideration of limitations on the use under U.S. Internal Revenue Code section 382.
The Company designated $5.5 million of the acquired intangibles as software technology and a further $0.2 million of the acquired intangibles as database. The valuations were arrived at using the replacement cost method, with consideration having been given to the estimated time, investment and resources required to recreate the acquired intangibles. A discount rate of 15.0% was used in the valuation of each intangible. The acquired intangibles are being amortized over an estimated useful life of four years.
The Company designated $0.3 million of the acquired intangibles as non-compete agreements. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to the non-compete agreements and discounted at 20.0%. The acquired agreements are being amortized over an estimated useful life of three years.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3. Balance Sheet Components

Available-for-sale short-term investments

	As of
	December 31, 2016				December 31, 2015
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
U.S. treasuries	$123,869	$9	$(40)	$123,838	$95,057	$1	$(65)	$94,993
Certificates of deposits	148	—	—	148	147	—	—	147
Total	$124,017	$9	$(40)	$123,986	$95,204	$1	$(65)	$95,140

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

Accounts receivable, net

	As of
	December 31, 2016	December 31, 2015
	(In thousands)
Gross accounts receivable	$333,080	$309,926
Allowance for doubtful accounts	(1,255)	(1,255)
Allowance for sales returns	(13,506)	(15,904)
Allowance for price protection	(4,480)	(2,125)
Total allowances	(19,241)	(19,284)
Total accounts receivable, net	$313,839	$290,642

Inventories

	As of
	December 31, 2016	December 31, 2015
	(In thousands)
Raw materials	$4,596	$4,292
Work-in-process	—	2
Finished goods	243,266	208,824
Total inventories	$247,862	$213,118

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

	As of
	December 31, 2016	December 31, 2015
	(In thousands)
Computer equipment	$10,557	$11,161
Furniture, fixtures and leasehold improvements	20,827	18,317
Software	28,663	30,396
Machinery and equipment	63,446	66,662
Total property and equipment, gross	123,493	126,536
Accumulated depreciation and amortization	(104,020)	(104,152)
Total property and equipment, net	$19,473	$22,384

Depreciation and amortization expense pertaining to property and equipment was $14.6 million, $18.1 million and $17.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Intangibles, net

The following tables present details of the Company’s purchased intangibles:

	As of December 31, 2016
	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$66,599	$(57,381)	$9,218
Customer contracts and relationships	56,500	(30,375)	26,125
Other	11,045	(8,489)	2,556
Total intangibles, net	134,144	(96,245)	37,899

	As of December 31, 2015
	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$61,099	$(48,485)	$12,614
Customer contracts and relationships	56,500	(23,290)	33,210
Other	10,545	(7,422)	3,123
Total intangibles, net	$128,144	$(79,197)	$48,947

Amortization of purchased intangibles in the years ended December 31, 2016, 2015 and 2014 was $17.0 million, $17.3 million and $17.9 million, respectively. No impairment charges were recorded in the years ended December 31, 2016, 2015 and 2014.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated amortization expense related to finite-lived intangibles for each of the next five years and thereafter is as follows:

Year Ended December 31,	Amounts (In thousands)
2017	$12,911
2018	9,396
2019	7,544
2020	6,622
2021	1,413
Thereafter	13
Total estimated amortization expense	$37,899

Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2016 and 2015 are as follows:

	Retail	Commercial	Service Provider	Total
	(In thousands)
As of December 31, 2014	$45,442	$36,279	$—	$81,721
Goodwill impairment charges	—	—	—	—
As of December 31, 2015	45,442	36,279	—	81,721
Goodwill from acquisition of Placemeter	3,742	—	—	3,742
As of December 31, 2016	$49,184	$36,279	$—	$85,463

In the fourth fiscal quarter of 2016, the Company completed the annual impairment test of goodwill. The test was performed as of the first day of the fourth quarter, or October 3, 2016.

The Company performed a qualitative test for goodwill impairment of the retail and commercial reporting units as of October 3, 2016. Based upon the results of the qualitative testing, the respective fair values of the retail and commercial reporting units were substantially in excess of these reporting units’ carrying values. The Company believes it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values and therefore performing the first step of the two-step impairment test for the retail and commercial reporting units was unnecessary. No goodwill impairment was recognized for the retail and commercial reporting units in the years ended December 31, 2016, 2015 or 2014.

In the fourth quarter of fiscal year 2014, the Company recorded a goodwill impairment charge of $74.2 million related to the service provider reporting unit. There were no impairments to goodwill in the years ended December 31, 2016 and 2015. Accumulated goodwill impairment charges for the years ended December 31, 2016 and 2015, was $74.2 million and $74.2 million, respectively.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other non-current assets

	As of
	December 31, 2016	December 31, 2015
	(In thousands)
Non-current deferred income taxes	$70,859	$68,445
Other	7,977	7,929
Total other non-current assets	$78,836	$76,374

Other accrued liabilities

	As of
	December 31, 2016	December 31, 2015
	(In thousands)
Sales and marketing programs	$74,330	$69,693
Warranty obligation	58,520	56,706
Freight	8,980	5,748
Other	28,844	34,135
Total other accrued liabilities	$170,674	$166,282

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

The Company’s foreign currency forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counter-parties of its forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one counter-party. In addition, the derivative contracts typically mature in less than nine months and the Company continuously evaluates the credit standing of its counter-party financial institutions. The counter-parties to these arrangements are large highly rated financial institutions and the Company does not consider non-performance a material risk.

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, materiality, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheets at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income ("OCI") until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of its designated hedges are adjusted to fair value through earnings in other income (expense), net in the consolidated statements of operations.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheets to which they were recorded as of December 31, 2016, and 2015, are summarized as follows:

Derivative Assets	Balance Sheets Location	Fair value at December 31, 2016	Balance Sheets Location	Fair value at December 31, 2015
		(In thousands)		(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$5,873	Prepaid expenses and other current assets	$3,203
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	2,890	Prepaid expenses and other current assets	2
Total		$8,763		$3,205

Derivative Liabilities	Balance Sheets Location	Fair value at December 31, 2016	Balance Sheets Location	Fair value at December 31, 2015
		(In thousands)		(In thousands)
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$1,002	Other accrued liabilities	$447
Derivative liabilities designated as hedging instruments	Other accrued liabilities	703	Other accrued liabilities	4
Total		$1,705		$451

See Note 12, Fair Value Measurements, in Notes to Consolidated Financial Statements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis in the consolidated balance sheets.

The following tables set forth the offsetting of derivative assets as of December 31, 2016 and 2015:

As of December 31, 2016				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$1,492	$—	$1,492	$(442)	$—	$1,050
Wells Fargo	7,271	—	7,271	(1,263)	—	6,008
Total	$8,763	$—	$8,763	$(1,705)	$—	$7,058

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2015				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Barclays	$577	$—	$577	$(56)	$—	$521
Wells Fargo	2,628	—	2,628	(395)	—	2,233
Total	$3,205	$—	$3,205	$(451)	$—	$2,754

The following tables set forth the offsetting of derivative liabilities as of December 31, 2016 and 2015:

As of December 31, 2016				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$442	$—	$442	$(442)	$—	$—
Wells Fargo	1,263	—	1,263	(1,263)	—	—
Total	$1,705	$—	$1,705	$(1,705)	$—	$—

As of December 31, 2015				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Barclays	$56	$—	$56	$(56)	$—	$—
Wells Fargo	395	—	395	(395)	—	—
Total	$451	$—	$451	$(451)	$—	$—

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for five to eight months. The Company enters into about ten forward contracts per quarter with an average size of approximately $8 million USD equivalent related to its cash flow hedging program.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI associated with such derivative instruments are reclassified immediately into earnings through other income (expense), net. Any subsequent changes in the fair value of such derivative instruments are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the years ended December 31, 2016, 2015 and 2014.

The pre-tax effects of the Company’s derivative instruments on OCI and the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2016
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)	Location of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$3,007	Net revenue	$1,100	Other income (expense), net	$365
Foreign currency forward contracts	—	Cost of revenue	(6)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(274)	Other income (expense), net	—
Total	$3,007		$820		$365

(1)	Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2015
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)	Location of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$453	Net revenue	$462	Other income (expense), net	$(52)
Foreign currency forward contracts	—	Cost of revenue	6	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(15)	Other income (expense), net	—
Total	$453		$453		$(52)

(1)	Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2014
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)	Location of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$292	Net revenue	$459	Other income (expense), net	$(144)
Foreign currency forward contracts	—	Cost of revenue	4	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(149)	Other income (expense), net	—
Total	$292		$314		$(144)

(1)	Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the years ended December 31, 2016, 2015 and 2014.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities that may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about ten non-designated derivatives per quarter. The average size of its non-designated hedges is approximately $2 million USD equivalent and these hedges normally range from one to three months in duration.

The effects of the Company’s derivatives not designated as hedging instruments in other income (expense), net in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, are as follows:

		Year ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	2016	2015	2014
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	3,789	4,956	$4,897

Note 5. Net Income Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of restricted stock awards, and issuances of ESPP, which are reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the estimated tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net income per share for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Numerator:
Net income	$75,851	$48,584	$8,788
Denominator:
Weighted average common shares - basic	32,758	33,161	35,771
Potentially dilutive common share equivalent	970	627	674
Weighted average common shares - dilutive	33,728	33,788	36,445

Basic net income per share	$2.32	$1.47	$0.25
Diluted net income per share	$2.25	$1.44	$0.24

Anti-dilutive employee stock-based awards, excluded	258	1,807	2,617

Note 6. Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Foreign currency transaction loss, net	$(3,835)	$(5,114)	$(5,642)
Foreign currency contract gain, net	4,154	4,904	4,753
Gain on litigation settlements	—	—	2,800
Other	(440)	122	544
Total	$(121)	$(88)	$2,455

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7. Income Taxes

Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
United States	$88,748	$88,681	$25,152
International	26,321	(3,117)	5,609
Total	$115,069	$85,564	$30,761

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
U.S. Federal	$33,267	$30,970	$29,089
State	2,693	3,139	2,873
Foreign	6,278	6,105	10,930
	42,238	40,214	42,892
Deferred:
U.S. Federal	(2,052)	(2,645)	(20,347)
State	441	134	(326)
Foreign	(1,409)	(723)	(246)
	(3,020)	(3,234)	(20,919)
Total	$39,218	$36,980	$21,973

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net deferred tax assets consisted of the following:

	Year Ended December 31,
	2016	2015
	(In thousands)
Deferred Tax Assets:
Accruals and allowances	$32,303	$29,279
Net operating loss carryforwards	6,358	5,353
Stock-based compensation	8,250	9,895
Deferred rent	3,002	2,740
Deferred revenue	1,957	1,185
Tax credit carryforwards	1,543	2,262
Acquired intangibles	21,871	22,778
Depreciation and amortization	1,160	—
Total deferred tax assets	76,444	73,492
Deferred Tax Liabilities:
Depreciation and amortization	—	(967)
Other	(991)	(438)
Total deferred tax liabilities	(991)	(1,405)

Valuation Allowance (1)	(4,594)	(3,642)
Net deferred tax assets	$70,859	$68,445

(1)	Valuation allowance is presented gross. The valuation allowance net of the federal tax effect is ($2,986) and ($2,367) for the years ended December 31, 2016 and 2015, respectively.

Management's judgment is required in determining the Company's provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. As of December 31, 2016, a valuation allowance of $4.6 million was placed against California deferred tax assets since the recovery of the assets is uncertain. There was a valuation allowance of $3.6 million placed against deferred tax assets as of December 31, 2015. Accordingly, the valuation allowance increased $1.0 million during 2016. In management's judgment it is more likely than not that the remaining deferred tax assets will be realized in the future as of December 31, 2016, and as such no valuation allowance has been recorded against the remaining deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2016	2015	2014
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	1.8%	2.6%	2.5%
Impact of international operations	(2.7)%	7.1%	19.8%
Stock-based compensation	1.2%	(0.4)%	5.5%
Tax credits	(0.9)%	(1.2)%	(3.8)%
Valuation allowance	—%	—%	3.5%
Goodwill impairment	—%	—%	7.8%
Others	(0.3)%	0.1%	1.1%
Provision for income taxes	34.1%	43.2%	71.4%

Income tax benefits (provision) in the amount of $2.5 million, $(2.2) million and $(0.5) million related to stock options were credited to additional paid-in capital during the years ended December 31, 2016, 2015, and 2014, respectively. As a result of changes in fair value of available-for-sale securities and foreign currency hedging, income tax (provision) benefits of $(285,000) ,

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$21,000 and $5,000 were recorded in comprehensive income related to the years ended December 31, 2016, 2015, and 2014, respectively.

As of December 31, 2016, the Company has approximately $18.2 million of acquired federal net operating loss carry forwards as well as $1.5 million of California tax credits carryforwards. All of the losses are subject to annual usage limitations under Internal Revenue Code Section 382. The federal losses expire in different years beginning in fiscal 2021. The California tax credit carryforwards have no expiration.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years before 2011. The U.S. federal Internal Revenue Service (IRS) recently commenced an audit of the tax year ended December 31, 2014. The Company is no longer subject to foreign income tax examinations before 2004. The Italian Tax Authority (ITA) has audited the Company’s 2004 through 2012 tax years. The Company is currently in litigation with the ITA with respect to all of these years. In April 2015, the German Tax Authority (GTA) commenced an examination of the Company’s 2008 and 2013 tax years. The examination is ongoing. The Company has limited audit activity in various states and other foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $1.0 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Federal, State, and Foreign Tax
(In thousands)
Balance as of December 31, 2013	$12,743
Additions based on tax positions related to the current year	1,894
Additions for tax positions of prior years	1,722
Settlements	(503)
Reductions for tax positions of prior years	(152)
Reductions due to lapse of applicable statutes	(1,838)
Adjustments due to foreign exchange rate movement	(502)
Balance as of December 31, 2014	13,364
Additions based on tax positions related to the current year	1,608
Additions for tax positions of prior years	228
Settlements	(199)
Reductions for tax positions of prior years	(302)
Reductions due to lapse of applicable statutes	(1,053)
Adjustments due to foreign exchange rate movement	(816)
Balance as of December 31, 2015	$12,830
Additions based on tax positions related to the current year	1,523
Additions for tax positions of prior years	45
Settlements	—
Reductions for tax positions of prior years	(237)
Reductions due to lapse of applicable statutes	(627)
Adjustments due to foreign exchange rate movement	(569)
Balance as of December 31, 2016	12,965

The total amount of net UTB that, if recognized would affect the effective tax rate as of December 31, 2016 is $11.2 million. The ending net UTB results from adjusting the gross balance at December 31, 2016 for items such as U.S. federal and state deferred tax, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheets.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2016, 2015, and 2014, total interest and penalties expensed were $0.6 million, $0.1 million and $1.1 million, respectively. As of December 31, 2016 and 2015, accrued interest and penalties on a gross basis was $3.6 million and $3.1 million, respectively. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

With the exception of those foreign sales subsidiaries for which deferred tax has been provided, the Company intends to indefinitely reinvest foreign earnings. These earnings were approximately $154.2 million and $136.9 million as of December 31, 2016 and 2015, respectively. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

Note 8. Commitments and Contingencies

Leases

The Company leases office space, cars and equipment under operating leases, with various expiration dates through December 2026. Rent expense in the years ended, December 31, 2016, 2015, and 2014 was $9.5 million, $9.8 million and $10.8 million,

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

As of December 31, 2016, future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal Year	Amount (In thousands)
2017	$7,744
2018	7,138
2019	6,366
2020	5,381
2021	5,134
Thereafter	17,701
Total	$49,464

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of December 31, 2016, the Company had approximately $136.9 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Warranty obligations

Changes in the Company's warranty liability, which is included in other accrued liabilities in the consolidated balance sheets, are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at the beginning of the year	$56,706	$44,888	$48,754
Provision for warranty obligations made during the year	87,570	80,085	62,709
Settlements made during the year	(85,756)	(68,267)	(66,575)
Balance at the end of year	$58,520	$56,706	$44,888

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2016.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2016.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have equity awards vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of December 31, 2016.

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

Ericsson v. NETGEAR, Inc.

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson (collectively “Ericsson”) filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516 (the “‘516 Patent”); 6,330,435 (the “‘435 Patent”); 6,424,625 (the “‘625 Patent”); 6,519,223 (the “‘223 Patent”); 6,772,215 (the “‘215 Patent”); 5,987,019 (the “‘019 Patent”); 6,466,568 (the “‘568 Patent”); and 5,771,468 (the “'468 Patent"). Ericsson generally alleged that the Company and the other defendants have infringed and continue to infringe the Ericsson patents through the defendants' IEEE 802.11-compliant products. In addition, Ericsson alleged that the Company infringed the claimed methods and apparatuses of the '468 Patent through the Company's PCMCIA routers. The Company filed its answer to the Ericsson complaint on December 17, 2010 where it asserted the affirmative defenses of non-infringement and invalidity of the asserted patents. On June 8, 2011, Ericsson filed an amended complaint that added Dell, Toshiba and Belkin as defendants. At the status conference held on June 9, 2011, the Court set a Markman (claim construction) hearing for June 28, 2012 and trial for June 3, 2013. On June 21, 2012, Ericsson dismissed the '468 Patent (“Multi-purpose base station”) with prejudice and gave the Company a covenant not to sue as to products in the marketplace now or in the past. On June 22, 2012, Intel filed its Complaint in Intervention, meaning that Intel became an official defendant in the Ericsson case. During the exchange of the expert reports, Ericsson dropped the '516 Patent (the OFDM “pulse shaping” patent). In addition, Ericsson dropped the '223 Patent (packet discard patent) against all the defendants' products, except for those products that use Intel chips. Thus, Ericsson has now dropped the '468 Patent (wireless base station), the '516 Patent (OFDM pulse shaping), and the '223 Patent (packet discard patent) for all non-Intel products.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$1,170,000; Dell: $1,920,000; Toshiba: $2,445,000; Belkin: $600,000. The damages awards equated to 15 cent per unit for each accused 802.11 device sold by each defendant (5 cent per patent).

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

While the Federal Circuit found the district court had inadequate jury instructions, it held that there was enough evidence for the jury to find infringement of two claims of U.S. Patent Number 6,466,568 and two claims of U.S. Patent Number 6,772,215, but reversed the lower court’s decision not to grant a non-infringement judgment as a matter of law regarding the third patent, U.S. Patent Number 6,424,625, finding that no reasonable jury could find that the ‘625 Patent was infringed by the defendants.

In September of 2013, Broadcom filed petitions in the USPTO at the Patent Trial and Appeal Board (PTAB) seeking inter partes review (“IPR”) of Ericsson’s three patents that the jury found were infringed by the Company and other defendants. On March 6, 2015, the PTAB invalidated all the claims of these three patents that were asserted against the Company and other defendants at trial -- claim 1 of the '625 Patent, claims 1 and 5 of the '568 Patent, and claims 1 and 2 of the '215 Patent -- ruling these claims were anticipated or obvious in light of prior art. The PTAB also rejected two motions to amend by Ericsson, which sought to substitute certain proposed claims in the '625 and '568 patents, should they be found unpatentable by the PTAB. This PTAB decision comes on top of the Federal Circuit decision (a) vacating the jury verdict after finding that the district court had not properly instructed the jury on royalty rates and Ericsson’s licensing promises, and (b) ruling that no reasonable jury could have found the ‘625 Patent infringed. Ericsson appealed the PTAB decision to the Federal Circuit and also requested that the PTAB reconsider its decision, but the PTAB denied Ericsson’s request for reconsideration. Accordingly, the Company reversed the accruals related to this case in the first fiscal quarter of 2015. On September 16, 2016, the Federal Circuit upheld the invalidity of certain claims of the '625 Patent, the '568 Patent, and '215 Patent, as previously determined by the PTAB. The Federal Circuit only issued one precedential written opinion, on the 215 Patent; the PTAB invalidity rulings on the '625 and '568 Patents were upheld without a written decision. Ericsson petitioned the Federal Circuit for an en banc rehearing of the Federal Circuits appeal decision, and the Federal Circuit agreed to the en banc rehearing. The present status of the case continues to be that the Company does not infringe on any valid Ericsson patent.

Agenzia Entrate Provincial Revenue Office 1 of Milan v. NETGEAR International, Inc.

In November 2012, the Italian tax police began a comprehensive tax audit of NETGEAR International, Inc.’s Italian Branch. The scope of the audit initially was from 2004 through 2011 and was subsequently expanded to include 2012. The tax audit encompassed Corporate Income Tax (IRES), Regional Business Tax (IRAP) and Value-Added Tax (VAT). In December 2013, December 2014, August 2015, and December 2015 an assessment was issued by Inland Revenue Agency, Provincial Head Office No. 1 of Milan-Auditing Department (Milan Tax Office) for the 2004 tax year, the 2005 through 2007 tax years, the 2008 through 2010 tax years, and the 2011 through 2012 tax years, respectively.

In May 2014, the Company filed with the Provincial Tax Court of Milan an appeal brief, including a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2004 year. The hearing was held and decision was issued on December 19, 2014. The Tax Court decided in favor of the Company and nullified the assessment by the Inland Revenue Agency for 2004. The Inland Revenue Agency appealed the decision of the Tax Court on June 12, 2015. The Company filed its counter appeal with respect to the 2004 year during September 2015. On February 26, 2016 the Regional Tax Court conducted the appeals hearing for the 2004 year, ruling in favor of the Company. On June 13, 2016, the Inland Revenue Agency appealed the decision to the Supreme Court. The Company filed a counter appeal on July 23, 2016 and is awaiting scheduling of the hearing.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 2015, the Company filed with the Provincial Tax Court of Milan an appeal brief including a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2005 through 2007 tax years. The hearing for suspension was held and the Request for Suspension of payment was granted. The hearing for the validity of the tax assessment for 2005 and 2006 was held in December 2015 with the Provincial Tax Court issuing its decision in favor of the Company. The Inland Revenue Agency filed its appeal with the Regional Tax Court. The Company filed its counter brief on September 30, 2016 and the hearing is scheduled for March 22, 2017.

The hearing for the validity of the tax assessment for 2007 was held on March 10, 2016 with the Provincial Tax Court who issued its decision in favor of the Company on April 7, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court and the Company has submitted its counter brief. The hearing has not yet been scheduled.

With respect to 2008 through 2010, the Company filed its briefs with the Tax Court in October 2015 and the hearing for the validity of the tax assessments was held on April 21, 2016 and a decision favorable to the Company was issued on May 12, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court. The Company filed its counter brief on February 1, 2017.

With respect to 2011 through 2012, the Company has filed its appeal brief on February 26, 2016 with the Provincial Tax Court to contest this assessment. The hearing for suspension was held and the Request for Suspension of payment was granted. On October 13, 2016, the Company filed its brief with the Provincial Tax Court. The hearing was held on October 24, 2016 and a decision favorable to the Company was issued by the Court. The Inland Revenue Agency has until May 8, 2017 to appeal the decision.

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

On December 3, 2015, the Company filed with the Court a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On December 23, 2015, CMS filed its response to the Company’s motion to transfer, and, on January 8, 2016, the Company filed its reply brief in support of its motion to transfer venue. On January 15, 2016, the Court granted the Company’s motion to transfer venue to the District Court for the Northern District of California. The initial case management conference in the Northern District of California occurred on May 13, 2016, and on August 19, 2016, the parties exchanged preliminary claim constructions and extrinsic evidence. On August 26, 2016, the Company and three defendants in other Northern District of California CMS cases (Juniper Networks, Inc., Ruckus Wireless, Inc., and Fortinet, Inc.) submitted motions to stay their cases. The defendants in part argued that stays were appropriate pending the resolution of the currently-pending IPRs of the patents-in-suit before the Patent Trial and Appeal Board (PTAB), including four IPR Petitions filed by Juniper. On September 9, 2016, CMS submitted its opposition to the motions to stay the cases. On September 26, 2016, the Court ordered the cases stayed in their entirety, until the PTAB reaches institution decisions with respect to Juniper’s four pending IPR petitions. Juniper’s four IPR petitions were instituted by the PTAB in January 2017, and the Company subsequently moved to join the IPR petitions as an “understudy” to Juniper, only assuming a more active role in the petitions in the event Juniper settles with CMS. The Northern District of California CMS cases remain stayed in their entirety by the Court.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Discovery in the ITC case is ongoing. The Company stipulated to certain facts regarding its importation and inventory of Broadcom-based products in return for various relief from discovery, such as reduced depositions and discovery responses.

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

On September 30, 2016, the Company received Symbology’s Initial Disclosures. On October 3, 2016, the Company filed a Motion to Transfer the case from the Eastern District of Texas to the Northern District of California, and on October 10, 2016, the Company filed its Initial Disclosures and initial technical document production. Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on January 2, 2017, the Company and Symbology settled the lawsuit for a one-time payment from the Company to Symbology in return for a license to the Company to the Symbology patents and applications that are currently owned by Symbology. The lawsuit against the Company was dismissed with prejudice on January 23, 2017. The settlement did not have a material financial impact to the Company.

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

Beginning with a lawsuit against Dropcam in July, 2014, e.Digital has litigated the patents-in-suit, and related portfolio, against a handful of other companies with products similar to the Arlo wireless camera systems. The previous litigation includes the lawsuit against Dropcam along with suits against ArcSoft, Inc., ShenZhen Gospell Smarthome Electronic Co., Ltd., iBaby Labs, Inc., iSmart Alarm, Inc., MivaTek International, Inc., MyFox, Inc., and Nest. Concurrent with the filing of the instant complaint against the Company, e.Digital also filed similar suits against Netatmo LLC and Y-Cam Solutions, LLC. The Company submitted its answer to the e.Digital complaint in early November 2016, denying the infringement allegations and asserting several defenses. Discovery is ongoing.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Rothschild Patent Imaging v. NETGEAR, Inc.

On December 9, 2016, a non-practicing entity named Rothschild Patent Imaging filed a patent infringement lawsuit against the Company in the U.S. District Court, Eastern District of Texas. RPI asserts infringement of U.S. Patent Nos. 8,204,437, 8,437,797, and 8,594,722, each entitled “Wireless Image Distribution System and Method.”

In its complaint, RPI alleges that its patents cover the wireless transmission of images from a mobile capturing device (e.g., security camera) to a user mobile device (e.g., smartphone) based on some pairing criterion between the capturing device and the user mobile device (e.g., proximate location, use of same user account). RPI specifically identifies the Company’s “Arlo Q and Arlo Q Plus cameras” of infringing claim 1 of the ’437 Patent, claim 6 of the ’797 Patent, and claims 1 and 5 of the ’722 Patent.

The answer was originally due on January 12, 2017, but the Company received an extension until February 13, 2017 to answer the Complaint, and on that date the Company answered the complaint by denying the infringement allegations, asserting various affirmative defenses, and bringing declaratory judgment counterclaims of non-infringement and invalidity of the patents in suit.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Script Security Solutions v. NETGEAR, Inc.

On December 12, 2016, Script Security Solutions L.L.C. (“Script”) sued the Company in U.S. District Court, Eastern District of Texas for alleged patent infringement of U.S. Patent Nos. 6,542,078 and 6,828,909. Script is a non-practicing entity and has filed over twenty other lawsuits alleging infringement of the same patents. A first wave of cases was filed in March 2015 against 11 defendants. All but one of those cases has settled or been terminated. A second wave of cases was filed in June 2015 against 6 defendants. Only two of those cases remain active. The third and most recent wave of cases was filed on December 12, 2016, against the Company and six other defendants.

The asserted patents are related. The ‘909 patent is a continuation-in-part of the ’078 patent. The asserted patents are titled “Portable Motion Detector and Alarm System and Method” and allegedly claim priority to May 30, 1996. The asserted patents generally are directed to a portable security alarm system that detects movement of objects relative to a variety of predetermined positions.

The complaint is directed to the Company’s Arlo Home Security Systems and VueZone wireless home video system and alleges that the Company directly infringes at least claim 1 of the ’078 patent and claim 1 of the ’909 patent.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The answer was originally due on January 12, 2017, but the Company received an extension until February 21, 2017 to answer the Complaint.  On that date, the Company answered the complaint by submitting a motion to dismiss the complaint because of Script’s failure to properly and sufficiently state a claim for relief.

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

The Company is subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing process. The Company believes that its current manufacturing and other operations comply in all material respects with applicable environmental laws and regulations; however, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create an environmental liability with respect to its facilities, operations, or products. See further discussion of the business risks associated with environmental legislation under the risk titled, "We are subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution and sale of our products, as well as any such future laws and regulations. Some of our customers also require that we comply with their own unique requirements relating to these matters. Any failure to comply with such laws, regulations and requirements, and any associated unanticipated costs, may adversely affect our business, financial condition and results of operations." within Item 1A Risk Factors of this Form 10-K.

Note 9. Stockholders’ Equity

Common Stock Repurchase Programs

On October 21, 2008, October 17, 2014 and July 21, 2015, the Company’s Board of Directors authorized management to repurchase up to 6.0 million, 3.0 million and 3.0 million shares of the Company’s outstanding common stock, respectively, which, at the time of authorization, were incremental to the remaining shares under the share repurchase programs. Under the authorizations, the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. The timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of December 31, 2016, both share repurchase programs authorized prior to July 2015 have been completed and there were 1.3 million shares remaining in the Company's buyback program. The Company repurchased, reported based on trade date, approximately 0.9 million shares of common stock at a cost of $38.3 million during the year ended December 31, 2016. During the years ended December 31, 2015 and December 31, 2014 , the Company repurchased and retired, reported based on trade date, approximately 3.8 million shares of common stock at a cost of $117.7 million and approximately 2.8 million shares of common stock at a cost of $90.6 million, respectively.

The Company repurchased, as reported based on trade date, approximately 0.1 million shares of common stock at a cost of $4.7 million, under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the year ended December 31, 2016. Similarly, during the years ended December 31, 2015 and December 31, 2014, the Company repurchased approximately 85,000 shares of common stock at a cost of $2.6 million and 82,000 shares of common stock at a cost of $2.6 million, respectively, under the same program to help facilitate tax withholding for RSUs.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income by component during the years ended December 31, 2016, 2015 and 2014:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2013	$6	$65	$(2)	$69
Other comprehensive income (loss) before reclassifications	(14)	292	5	283
Less: Amount reclassified from accumulated other comprehensive income	—	314	—	314
Net current period other comprehensive loss	(14)	(22)	5	(31)
Balance as of December 31, 2014	$(8)	$43	$3	$38
Other comprehensive income (loss) before reclassifications	(56)	453	21	418
Less: Amount reclassified from accumulated other comprehensive income	—	453	—	453
Net current period other comprehensive loss	(56)	—	21	(35)
Balance as of December 31, 2015	$(64)	$43	$24	$3
Other comprehensive income before reclassifications	33	3,007	(572)	2,468
Less: Amount reclassified from accumulated other comprehensive income	—	820	(287)	533
Net current period other comprehensive income	33	2,187	(285)	1,935
Balance as of December 31, 2016	$(31)	$2,230	$(261)	$1,938

The following tables provide details about significant amounts reclassified out of each component of accumulated other comprehensive income for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
Details about Accumulated Other Comprehensive Income Components	2016		2015		2014
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$1,100	Net revenue	$462	Net revenue	$459	Net revenue
Foreign currency forward contracts	(6)	Cost of revenue	6	Cost of revenue	4	Cost of revenue
Foreign currency forward contracts	(274)	Operating expenses	(15)	Operating expenses	(149)	Operating expenses
	820	Total before tax	453	Total before tax	314	Total before tax
	(287)	Tax impact	—	Tax impact (1)	—	Tax impact (1)
	$533	Total, net of tax	$453	Total, net of tax	$314	Total, net of tax

(1)	Under the Company's 2015 and 2014 tax structure, all hedging gains and losses from derivative contracts were ultimately borne by a legal entity in a jurisdiction with no income tax.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Employee Benefit Plans

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

2006 Long Term Incentive Plan

In April 2006, the Company adopted the 2006 Long Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance awards and other stock awards, to eligible directors, employees and consultants of the Company. The Company's 2006 Plan expired on April 13, 2016 by its terms. No further equity awards can be granted under the 2006 Plan. Outstanding awards under the 2006 Stock Plan remain subject to the terms and conditions of the 2006 plan.

2016 Equity Incentive Plan
In April 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (the "2016 Plan") which was approved by the Company's stockholders at the 2016 Annual Meeting of Stockholders on June 3, 2016. The 2016 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to eligible directors, employees and consultants of the Company. Award vesting periods for this plan are generally four years. The maximum aggregate number of shares that may be issued under the 2016 Plan is 2.5 million Shares, plus (i) any shares that were available for grant under the Company’s 2006 Plan as of immediately prior to the 2006 Plan's expiration by its terms, which was 699,827 shares, plus (ii) any shares granted under the 2006 Plan that expire, are forfeited to or repurchased by the Company. As of December 31, 2016, approximately 3.1 million shares were reserved for future grants under the 2016 Plan.
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
Stock Appreciation Rights may be granted under the 2016 Plan subject to the terms specified by the plan administrator, provided that the term of any such right may not exceed ten years from the date of grant. The exercise price may not be less than the fair market value of the Company’s common stock on the date of grant.
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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Prior to February 16, 2016, employees could purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. As the price of the shares was determined at the purchase date, the Company recognized expense based on the 15% discount at purchase. Beginning February 16, 2016, the terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. The fair value of the shares offered under the ESPP is estimated at grant using a Black-Scholes option valuation model. In April 2016, the Company approved an amendment to the plan to increase the number of shares of common stock authorized for sale under the plan by 1.0 million shares to a total of 2.0 million shares. For the years ended December 31, 2016, 2015, and 2014, the Company recognized ESPP compensation expense of $1.3 million, $0.5 million and $0.5 million, respectively. Employees purchased 0.1 million shares of common stock at an average exercise price of $31.47 in fiscal 2016. As of December 31, 2016, 1.0 million shares were reserved for future issuance under the ESPP.

Option Activity

Stock option activity during the year ended December 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2015	2,461	$30.08
Granted	328	39.53
Exercised	(888)	31.25
Cancelled	(15)	34.13
Expired	(2)	34.23
Outstanding as of December 31, 2016	1,884	$31.14	5.88	$43,724

As of December 31, 2016
Vested and expected to vest	1,811	$30.93	5.76	$42,413
Exercisable Options	1,236	$28.71	4.47	$31,690

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2016, 2015, and 2014 was $14.5 million, $11.4 million and $3.4 million, respectively.

The total fair value of options vested during the years ended December 31, 2016, 2015, and 2014 was $4.2 million, $6.5 million and $10.0 million, respectively.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$10.69 - $28.79	417	2.35	$19.81	416	$19.78
$29.76 - $32.21	377	7.06	31.29	205	31.30
$32.30 - $32.55	385	6.79	32.51	264	32.51
$33.15 - $39.53	703	6.84	37.01	349	34.88
$40.01 - $40.01	2	5.09	40.01	2	40.01
$10.69 - $40.01	1,884	5.88	$31.14	1,236	$28.71

RSU Activity

RSU activity during the year ended December 31, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2015	964	$31.63
Granted	479	41.19
Vested	(345)	31.40
Cancelled	(102)	33.04
Outstanding as of December 31, 2016	996	$36.22	1.36	$54,131

Total intrinsic value of RSUs, or the release date fair value of RSUs, vested during the years ended December 31, 2016, 2015 and 2014 was $15.4 million, $8.9 million and $9.0 million, respectively. The total fair value or RSUs, or the grant date fair value of RSUs, vested during the years ended December 31, 2016, 2015 and 2014 was $10.8 million, $8.8 million and $8.4 million, respectively.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the weighted-average assumptions used to estimate the fair value option grants during the years ended December 31, 2016, 2015 and 2014 and purchase rights granted under the ESPP commencing February 16, 2016 and August 16, 2016 during the year ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014	2016	2015	2014
	Stock Options			ESPP
Expected life (in years)	4.4	4.5	4.5	0.5	N/A	N/A
Risk-free interest rate	1.28%	1.44%	1.43%	0.43%	N/A	N/A
Expected volatility	35.4%	39.3%	42.6%	38.3%	N/A	N/A
Dividend yield	—	—	—	—	N/A	N/A

The weighted average estimated fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $12.28, $10.83 and $12.04, respectively.

The following table sets forth stock-based compensation expense resulting from stock options, restricted stock awards, and the Employee Stock Purchase Plan included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cost of revenue	$1,740	$1,566	$2,037
Research and development	4,075	3,451	4,916
Sales and marketing	5,065	5,022	6,168
General and administrative	8,069	6,786	6,893
Total	$18,949	$16,825	$20,014

The Company recognizes these compensation costs net of the estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

Total stock-based compensation cost capitalized in inventory was less than $0.5 million in the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016, $5.9 million of unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2016, $22.4 million of unrecognized compensation cost related to unvested RSUs, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.4 years.

401(k) Plan

In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. In the first quarter of 2012, the Company began matching 50% of contributions for employees that remain active with the Company through the end of the fiscal year, up to a maximum of $6,000 in employee contributions. During the years ended December 31, 2016, 2015 and 2014 the Company recognized $1.0 million, $0.9 million and $1.0 million, respectively, in expenses related to the 401(k) match.

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM and operates in three specific business units: retail, commercial, and service provider. The retail business unit consists of high performance, dependable and easy-to-use whole home WiFi networking solutions and Smart connected products. The commercial business unit

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

consists of business networking, storage and security solutions that bring enterprise class functionality down to small and medium-sized businesses at an affordable price. The service provider business unit consists of made-to-order and retail-proven whole home networking hardware and software solutions, including 4G LTE hotspots sold to service providers for sale to their subscribers. Each business unit contains leadership focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of these customer segments. The Company believes this structure enables it to better focus its efforts on the Company's core customer segments and allows it to be more nimble and opportunistic as a company overall.

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

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except percentage data)
Net revenue:
Retail	$763,549	$614,367	$508,100
Commercial	290,836	264,846	305,677
Service provider	273,913	421,482	579,738
Total net revenues	$1,328,298	$1,300,695	$1,393,515
Contribution income:
Retail	$104,454	$85,231	$76,266
Retail contribution margin	13.7%	13.9%	15.0%
Commercial	73,734	53,393	70,810
Commercial contribution margin	25.4%	20.2%	23.2%
Service Provider	44,615	39,151	47,547
Service Provider contribution margin	16.3%	9.3%	8.2%
Total segment contribution income	222,803	177,775	194,623
Corporate and unallocated costs	(69,140)	(54,501)	(53,581)
Amortization of intangibles (1)	(16,733)	(16,969)	(17,573)
Stock-based compensation expense	(18,949)	(16,825)	(20,014)
Restructuring and other charges	(3,881)	(6,398)	(2,209)
Acquisition-related expense (2)	—	—	(8)
Losses on inventory commitments due to restructuring	—	(407)	—
Litigation reserves, net	(73)	2,682	1,011
Goodwill impairment charges	—	—	(74,196)
Interest income	1,163	295	253
Other income (expense), net	(121)	(88)	2,455
Income before income taxes	$115,069	$85,564	$30,761

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.

(2)	These acquisition-related charges were expensed in the period incurred and reported in the Company's consolidated statements of operations within cost of revenue and operating expenses.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operations by Geographic Area

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

The following table shows net revenue by geography for the year ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
United States (U.S.)	$855,796	$779,361	$750,933
Americas (excluding U.S.)	27,852	18,385	19,957
United Kingdom (U.K.)	52,375	103,649	154,503
EMEA (excluding U.K.)	193,030	218,065	267,384
APAC	199,245	181,235	200,738
Total net revenue	$1,328,298	$1,300,695	$1,393,515

Long-lived assets by Geographic Area
Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations:

	As of
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
United States	$9,542	$9,832	$12,453
Canada	2,745	3,586	4,375
EMEA	210	468	657
China	5,219	6,562	10,786
APAC (excluding China)	1,757	1,936	1,423
Total property and equipment, net	$19,473	$22,384	$29,694

Significant Customers

Two customers, one wholly within the retail business unit and the other one primarily within the retail business unit, accounted for 17% and 12% of net revenue in the year ended December 31, 2016, respectively. One customer accounted for 15% of net revenue, wholly within the retail business unit, in the year ended December 31, 2015. No customers accounted for 10% or more of net revenue in the year ended December 31, 2014.

Note 12. Fair Value Measurements

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	As of December 31, 2016
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$17,027	$17,027	$—	$—
Available-for-sale securities: U.S. treasuries (1)	123,838	123,838	—	—
Available-for-sale securities: certificates of deposit (1)	148	148	—	—
Trading securities: mutual funds (1)	1,528	1,528	—	—
Foreign currency forward contracts (2)	8,763	—	8,763	—
Total assets measured at fair value	$151,304	$142,541	$8,763	$—

(1)	Included in short-term investments on the Company's consolidated balance sheets.

(2)	Included in prepaid expenses and other current assets on the Company's consolidated balance sheets.

	As of December 31, 2016
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Liabilities:
Foreign currency forward contracts (3)	$1,705	$—	$1,705	$—
Total liabilities measured at fair value	$1,705	$—	$1,705	$—

(3)	Included in other accrued liabilities on the Company's consolidated balance sheets.

	As of December 31, 2015
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$10,976	$10,976	$—	$—
Available-for-sale securities: U.S. treasuries (1)	94,993	94,993	—	—
Available-for-sale securities: certificates of deposit (1)	147	147	—	—
Trading securities: mutual funds (1)	1,181	1,181	—	—
Foreign currency forward contracts (2)	3,205	—	3,205	—
Total assets measured at fair value	$110,502	$107,297	$3,205	$—

(1)	Included in short-term investments on the Company's consolidated balance sheets.

(2)	Included in prepaid expenses and other current assets on the Company's consolidated balance sheets.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2015
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Liabilities:
Foreign currency forward contracts (3)	$451	$—	$451	$—
Total liabilities measured at fair value	$451	$—	$451	$—

(3)	Included in other accrued liabilities on the Company's consolidated balance sheets.

The Company's investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company's foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of December 31, 2016 and 2015, the adjustment for non-performance risk did not have a material impact on the fair value of the Company's foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 13. Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in its consolidated statements of operations. Accrued restructuring and other charges are classified within other accrued liabilities in the consolidated balance sheets.

No significant restructuring and other charges or benefits were recognized during the last two fiscal quarters of 2016. Restructuring and other charges recognized in the second quarter of 2016 related primarily to severance as headcount reductions occurred within the commercial business unit. The headcount reductions were implemented in line with channel shift and changing buying behaviors being experienced for the commercial business unit products. Restructuring and other charges recognized in the first quarter of 2016, and the first and second quarter of 2015 respectively related to actions to resize the service provider business unit and supporting functions. The actions were taken to match the reduced revenue outlook and to concentrate resources on LTE Advanced and long-term profitable accounts. Charges incurred in these periods primarily related to severance, other one-time termination benefits and other associated costs attributable to the restructuring actions announced in February 2015 and January 2016, respectively. Amounts attributable to lease contract termination charges will be paid over the remaining lease term until January 2022. During the year ended December 31, 2014, the Company recognized a charge of $1.4 million relating primarily to expenses associated with the early termination of a lease agreement in Canada and $0.8 million primarily relating to one-time separation charges associated with the departure of the retail business unit general manager.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide a summary of accrued restructuring and other charges activity for the years ended December 31, 2016, 2015 and 2014:

	Employee termination charges	Lease contract termination and other charges	Total
	(In thousands)
Balance as of December 31, 2013	$821	$202	$1,023
Additions	904	1,330	2,234
Cash payments	(1,387)	(1,530)	(2,917)
Adjustments	(22)	(2)	(24)
Balance as of December 31, 2014	316	—	316
Additions (1)	4,689	1,257	5,946
Cash payments	(4,992)	(4)	(4,996)
Balance as of December 31, 2015	13	1,253	1,266
Additions (1)	3,128	629	3,757
Cash payments	(2,941)	(480)	(3,421)
Adjustments	(194)	—	(194)
Balance as of December 31, 2016	$6	$1,402	$1,408

(1)
Total restructuring and other charges recognized in the Company's consolidated statements of operations for the year ended December 31, 2016 and 2015 included non-cash charges and adjustments, net of $0.3 million and $0.5 million. These amounts have been excluded from the table above.

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

	December 31, 2016	October 2, 2016	July 3, 2016	April 3, 2016
Net revenue	$367,929	$338,458	$311,655	$310,256
Gross profit	$110,710	$103,122	$97,788	$100,565
Provision for income taxes	$11,754	$9,144	$9,427	$8,893
Net income	$22,109	$21,119	$16,034	$16,589
Net income per share—basic	$0.67	$0.64	$0.49	$0.51
Net income per share—diluted	$0.65	$0.62	$0.48	$0.50

	December 31, 2015	September 27, 2015	June 28, 2015	March 29, 2015
Net revenue	$360,863	$341,893	$288,782	$309,157
Gross profit	$105,416	$96,327	$77,656	$88,280
Provision for income taxes	$8,927	$10,780	$7,258	$10,015
Net income	$21,807	$15,099	$3,667	$8,011
Net income per share—basic	$0.68	$0.47	$0.11	$0.23
Net income per share—diluted	$0.66	$0.47	$0.11	$0.23

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (2013), issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2017 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2016 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

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

(a) The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial Statement Schedule.

The following financial statement schedule of NETGEAR, Inc. for the fiscal years ended December 31, 2016, 2015 and 2014 is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements of NETGEAR, Inc.
Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2016	$1,255	$60	$(60)	$1,255
Year ended December 31, 2015	1,255	35	(35)	1,255
Year ended December 31, 2014	1,255	189	(189)	1,255
Allowance for sales returns and warranty:
Year ended December 31, 2016	$72,609	$109,494	$(110,077)	$72,026
Year ended December 31, 2015	62,376	105,987	(95,754)	72,609
Year ended December 31, 2014	66,221	97,546	(101,391)	62,376
Allowance for price protection:
Year ended December 31, 2016	$2,125	$12,239	$(9,884)	$4,480
Year ended December 31, 2015	1,806	7,467	(7,148)	2,125
Year ended December 31, 2014	4,273	7,534	(10,001)	1,806

(3) Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 24th day of February 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK C.S. LO	Chairman of the Board and Chief Executive Officer	February 24, 2017
Patrick C.S. Lo	(Principal Executive Officer)

/S/ CHRISTINE M. GORJANC	Chief Financial Officer	February 24, 2017
Christine M. Gorjanc	(Principal Financial and Accounting Officer)

/S/ JOCELYN CARTER-MILLER	Director	February 24, 2017
Jocelyn Carter-Miller

/S/ RALPH E. FAISON	Director	February 24, 2017
Ralph E. Faison

/S/ JEF GRAHAM	Director	February 24, 2017
Jef Graham

/S/ GREGORY J. ROSSMANN	Director	February 24, 2017
Gregory J. Rossmann

/S/ BARBARA V. SCHERER	Director	February 24, 2017
Barbara V. Scherer

/S/ JULIE A. SHIMER	Director	February 24, 2017
Julie A. Shimer

/S/ GRADY K. SUMMERS	Director	February 24, 2017
Grady K. Summers

/S/ THOMAS H. WAECHTER	Director	February 24, 2017
Thomas H. Waechter

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Asset Purchase Agreement, dated as of January 28, 2013, by and among the registrant, NETGEAR Holdings Limited, NETGEAR International Limited, NETGEAR Canada Limited, NETGEAR Australia PTY, LTD, Sierra Wireless, Inc., Sierra Wireless, Inc., Sierra Wireless America, Inc. and Sierra Wireless (Australia) PTY LTD	10-K	2/26/2013	10.35
3.1	Amended and Restated Certificate of Incorporation of the registrant	S-1	7/30/2003	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant	10-Q	7/31/2015	3.2
3.3	Amended and Restated Bylaws of the registrant	8-K	1/31/2017	3.2
4.1	Form of registrant's common stock certificate	S-1	7/30/2003	4.1
10.1	Form of Indemnification Agreement for directors and officers	S-1	7/30/2003	10.1
10.2#	2003 Stock Plan and forms of agreements thereunder, as amended	10-K	2/26/2013	10.3
10.3#	2016 Equity Incentive Plan and forms of agreements thereunder	S-8	6/3/2016	99.1
10.4#	2003 Employee Stock Purchase Plan, as amended	S-8	6/3/2016	99.2
10.5#	Amended and Restated 2006 Long-Term Incentive Plan and forms of agreements thereunder	S-8	6/6/2014	4.3
10.6#	NETGEAR, Inc. Deferred Compensation Plan	8-K	4/5/2013	10.1
10.7#	NETGEAR, Inc. Executive Bonus Plan, as amended and restated April 1, 2013	DEF14A	4/16/2013	Appendix A
10.8*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL Logistics Americas, Ltd.	S-1	7/30/2003	10.25
10.9*	Distribution Operation Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)	S-1	7/30/2003	10.26
10.10*	Distribution Operation Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited	S-1	7/30/2003	10.27
10.11	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC	8-K	9/27/2007	10.1
10.11a	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC	10-Q	5/9/2008	10.1
10.11b	Second Amendment to Office Lease, dated June 25, 2015, by and between the registrant and KBSII/Plumeria, LLC	10-K	2/19/2016	10.11B
10.12#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo	S-1	7/30/2003	10.5
10.12a#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick C.S. Lo	10-K	3/4/2009	10.51
10.13#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill	S-1	7/30/2003	10.8
10.13a#	Amendment to Offer Letter, dated December 28, 2008, between the registrant and Mark G. Merrill	10-K	3/4/2009	10.52
10.14#	Employment Agreement, dated November 4, 2002, between the registrant and Michael F. Falcon	S-1	7/30/2003	10.1
10.14a#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon	10-K	3/4/2009	10.49
10.15#	Employment Agreement, dated November 16, 2005, between the registrant and Christine M. Gorjanc	8-K	11/22/2005	10.32
10.15a#	Amendment to Employment Agreement, dated December 31, 2008, between the registrant and Christine M. Gorjanc	10-K	3/4/2009	10.50
10.15b#	Amendment #2 to Employment Agreement, dated September 21, 2009, between the registrant and Christine M. Gorjanc	8-K	9/21/2009	10.1
10.16#	Change of Control and Severance Agreement, dated October 5, 2009, between the registrant and Andrew W. Kim	10-Q	5/6/2014	10.1
10.17#	Employment Agreement, dated July 8, 2013, between the registrant and John P. McHugh	8-K	7/11/2013	10.1
10.18#	Amendment to Employment Agreement, dated October 20, 2015, between the registrant and Michael A. Werdann	10-K	2/19/2016	10.21
10.19#	Form of Senior Vice President Change of Control and Severance Agreement				X
21.1	List of subsidiaries and affiliates				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted as to certain portions of this Exhibit.