Form 10-Q
period 2017-04-02
NETGEAR, INC
filed 2017-05-05
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 2, 2017.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 32,453,968 as of April 28, 2017.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	April 2, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$235,668	$240,468
Short-term investments	125,567	125,514
Accounts receivable, net	265,254	313,839
Inventories	267,826	247,862
Prepaid expenses and other current assets	29,959	35,102
Total current assets	924,274	962,785
Property and equipment, net	19,348	19,473
Intangibles, net	33,438	37,899
Goodwill	85,463	85,463
Other non-current assets	79,620	78,836
Total assets	$1,142,143	$1,184,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,765	$112,436
Accrued employee compensation	20,514	33,096
Other accrued liabilities	149,282	170,674
Deferred revenue	32,507	35,301
Income taxes payable	9,855	5,146
Total current liabilities	301,923	356,653
Non-current income taxes payable	15,734	15,119
Other non-current liabilities	16,456	15,865
Total liabilities	334,113	387,637
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	576,862	566,307
Accumulated other comprehensive income	402	1,938
Retained earnings	230,733	228,541
Total stockholders’ equity	808,030	796,819
Total liabilities and stockholders’ equity	$1,142,143	$1,184,456
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	April 2, 2017	April 3, 2016
Net revenue	$323,657	$310,256
Cost of revenue	226,725	209,691
Gross profit	96,932	100,565
Operating expenses:
Research and development	22,683	22,137
Sales and marketing	38,229	37,277
General and administrative	13,194	12,849
Restructuring and other charges	37	2,678
Litigation reserves, net	—	10
Total operating expenses	74,143	74,951
Income from operations	22,789	25,614
Interest income	405	234
Other income (expense), net	335	(366)
Income before income taxes	23,529	25,482
Provision for income taxes	7,535	8,893
Net income	$15,994	$16,589
Net income per share:
Basic	$0.49	$0.51
Diluted	$0.47	$0.50
Weighted average shares used to compute net income per share:
Basic	32,944	32,519
Diluted	34,136	33,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	April 2, 2017	April 3, 2016
Net income	$15,994	$16,589
Other comprehensive loss, before tax:
Unrealized losses on derivative instruments	(1,697)	(547)
Unrealized gains (losses) on available-for-sale securities	(55)	101
Other comprehensive loss, before tax	(1,752)	(446)
Tax benefit related to derivative instruments	196	—
Tax benefit (provision) related to available-for-sale securities	20	(38)
Other comprehensive loss, net of tax	(1,536)	(484)
Comprehensive income	$14,458	$16,105
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 2, 2017	April 3, 2016
Cash flows from operating activities:
Net income	$15,994	$16,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,866	8,508
Purchase premium amortization/discount accretion on investments, net	64	20
Non-cash stock-based compensation	5,128	4,411
Income tax impact associated with stock option exercises	—	(24)
Deferred income taxes	468	489
Changes in assets and liabilities:
Accounts receivable	48,585	72,221
Inventories	(19,964)	(2,189)
Prepaid expenses and other assets	3,508	3,784
Accounts payable	(22,106)	(16,101)
Accrued employee compensation	(12,582)	(6,297)
Other accrued liabilities	(20,230)	(18,591)
Deferred revenue	(2,794)	(2,726)
Income taxes payable	5,324	1,930
Net cash provided by operating activities	9,261	62,024
Cash flows from investing activities:
Purchases of short-term investments	(33,917)	(30,148)
Proceeds from maturities of short-term investments	33,894	20,143
Purchase of property and equipment	(3,434)	(2,056)
Cost method investment	(1,400)	—
Payments made in connection with business acquisition, net of cash acquired	(737)	—
Net cash used in investing activities	(5,594)	(12,061)
Cash flows from financing activities:
Repurchases of common stock	(11,631)	(10,006)
Restricted stock unit withholdings	(1,936)	(350)
Proceeds from exercise of stock options	2,438	3,661
Proceeds from issuance of common stock under employee stock purchase plan	2,662	1,645
Net cash used in financing activities	(8,467)	(5,050)
Net increase (decrease) in cash and cash equivalents	(4,800)	44,913
Cash and cash equivalents, at beginning of period	240,468	181,945
Cash and cash equivalents, at end of period	$235,668	$226,858
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global networking company that delivers innovative networking and Internet connected products to consumers and growing businesses. The Company's products are built on a variety of proven technologies such as wireless (WiFi and LTE), Ethernet and powerline, with a focus on reliability and ease-of-use. The product line consists of wired and wireless devices that enable networking, broadband access and network connectivity. These products are available in multiple configurations to address the needs of the end-users in each geographic region in which the Company's products are sold.

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2016 has been derived from audited financial statements at such date. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations, comprehensive income and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three months ended April 2, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.

Reclassification

In the first quarter of fiscal 2017, the Company reorganized its operating segment structure resulting in a change to its reportable segments. This change primarily impacted Goodwill in Note 4, Balance Sheet Components and Note 11, Segment Information. The prior-year segment financial information has been reclassified to conform to the current-year presentation. None of the changes impact previously reported consolidated net revenue, income from operations, net income per share, total assets, or stockholders’ equity. Refer to Note 11, Segment Information, for a further discussion of the segment reorganization. Additionally, upon adoption of ASU 2016-09, the Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented. Refer to recently adopted accounting pronouncement under Note 2, Summary of Significant Accounting Policies, for a further discussion of the impact from the adoption of ASU 2016-09.

Note 2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s significant accounting policies have not materially changed during the three months ended April 2, 2017.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recent accounting pronouncements

Accounting Pronouncement Recently Adopted

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718), which simplifies the accounting for share-based payment transactions. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as an inflow from financing activities with a corresponding outflow from operating activities but will be classified along with other income tax cash flows as an operating activity. The standard also allows the entity to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new guidance became effective for the Company in the first quarter of fiscal 2017.

Upon adoption on January 1, 2017, the Company prospectively recorded all excess tax benefits and tax deficiencies arising from stock awards vesting or settlement as income tax expense or benefit rather than in equity. For the three months ended April 2, 2017, the impact of the adoption was the recognition of $0.8 million excess tax benefits as a component of the provision for income taxes. The Company elected to account for forfeitures as they occur, rather than estimating expected forfeitures, which resulted in net cumulative-effect adjustment of $0.2 million decrease to retained earnings as of January 1, 2017. The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to both net cash provided by operations and net cash used in financing of $0.2 million for the three months ended April 3, 2016 on the consolidated statement of cash flows. The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the consolidated statements of cash flows since the Company has historically been presented such cash flows as a financing activity.

Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606), which was further updated in March, April, May and December 2016. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition". Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. An entity should apply the amendments in the update either retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (modified retrospective method). On July 9, 2015, the FASB concluded to delay the effective date of the new revenue standard by one year. ASU 2014-09 is effective for the Company beginning in the first quarter of fiscal 2018 and early adoption is permitted. The Company currently anticipates adopting the new standard effective January 1, 2018. The Company continues to evaluate the impact of the new standard on its financial position, results of operations and cash flows and related disclosures. Although the Company is still in the process of evaluating its contracts, at this stage of the process, it does not believe the adoption of ASU 2014-09 will have a significant impact on the amount or timing of its revenues. The accounting for consideration payable to a customer under ASU 2014-09 differs from the superseded guidance, which consequently may require the Company to estimate for future consideration payable to a customer ahead of commitment date. The impact of this guidance change is still being evaluated but may result, upon adoption, of an adjustment to the financial position to bring forward the recognition of yet to be committed liabilities at the adoption date. The Company expects to complete the assessment process, including selecting a transition method for adoption, by the end of the third quarter of fiscal 2017, and to complete the implementation process, including adding procedures and evaluating necessary disclosures, prior to the first quarter of fiscal 2018.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities" (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating the impact the update will have on its financial position, results of operations and cash flows and related disclosures.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning in the first quarter of 2020 and early adoption is permitted. The Company continues to assess the potential impact of the new guidance, but does not expect it to have material impacts on its financial position, results of operations or cash flows.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations: Clarifying the Definition of a Business" (Topic 805), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. ASU 2017-01 is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted. The guidance should be applied prospectively to any transactions occurring on or after the adoption date. The Company does not expect it to have material impacts on its financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment" (Topic 350), which simplifies the subsequent measurement of goodwill by removing Step 2 of goodwill impairment test that requires the determination of the fair value of individual assets and liabilities of a reporting unit. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 will be applied prospectively and is effective for the Company in the first quarter of fiscal 2020, with early adoption permitted. The Company does not expect it to have material impacts on its financial position, results of operations or cash flows.

Note 3.	Business Acquisition
Placemeter, Inc.
On November 30, 2016, the Company acquired Placemeter, Inc. ("Placemeter"), an industry leader in computer vision analytics, for total purchase consideration of $9.6 million. The Company believes that Placemeter’s engineering talent will add value to NETGEAR’s Arlo smart security team, and that their proprietary computer vision algorithms will help to build video analytics solutions for the Arlo platform.
The Company paid $8.8 million of the aggregate purchase price in the fourth quarter of 2016 and paid the remaining $0.8 million in the first quarter of fiscal 2017. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of Placemeter have been included in the unaudited condensed consolidated financial statements since the date of acquisition. Proforma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The allocation of the purchase price was as follows (in thousands):

Cash and cash equivalents	$8
Accounts receivable, net	11
Prepaid expenses and other current assets	130
Property and equipment, net	83
Intangibles, net	6,000
Goodwill	3,742
Accounts payable	(40)
Other accrued liabilities	(74)
Deferred tax liabilities, net	(308)
Total purchase price	$9,552
The $3.7 million of goodwill recorded on the acquisition of Placemeter is not deductible for U.S. federal or U.S. state income tax purposes. The goodwill recognized, which was assigned to the Company's former retail segment upon acquisition and was allocated to the Arlo segment under its new reporting structure, is primarily attributable to expected synergies resulting from the acquisition.
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

Note 4.	Balance Sheet Components

Available-for-sale short-term investments

	As of
	April 2, 2017				December 31, 2016
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
U.S. treasuries	$123,818	$—	$(86)	$123,732	$123,869	$9	$(40)	$123,838
Certificates of deposit	158	—	—	158	148	—	—	148
Total	$123,976	$—	$(86)	$123,890	$124,017	$9	$(40)	$123,986

The Company’s short-term investments are primarily comprised of marketable securities that are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than twelve months.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounts receivable, net

	As of
	April 2, 2017	December 31, 2016
	(In thousands)
Gross accounts receivable	$281,512	$333,080
Allowance for doubtful accounts	(1,255)	(1,255)
Allowance for sales returns	(12,267)	(13,506)
Allowance for price protection	(2,736)	(4,480)
Total allowances	(16,258)	(19,241)
Total accounts receivable, net	$265,254	$313,839

Inventories

	As of
	April 2, 2017	December 31, 2016
	(In thousands)
Raw materials	$4,026	$4,596
Work in process	4	—
Finished goods	263,796	243,266
Total inventories	$267,826	$247,862

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	April 2, 2017	December 31, 2016
	(In thousands)
Computer equipment	$10,237	$10,557
Furniture, fixtures and leasehold improvements	21,007	20,827
Software	28,698	28,663
Machinery and equipment	65,747	63,446
Total property and equipment, gross	125,689	123,493
Accumulated depreciation and amortization	(106,341)	(104,020)
Total property and equipment, net	$19,348	$19,473

Depreciation and amortization expense pertaining to property and equipment was $3.4 million for the three months ended April 2, 2017 and $3.9 million for the three months ended April 3, 2016.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangibles, net

	As of April 2, 2017
	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$66,599	$(59,769)	$6,830
Customer contracts and relationships	56,500	(32,147)	24,353
Other	11,045	(8,790)	2,255
Total intangibles, net	$134,144	$(100,706)	$33,438

	As of December 31, 2016
	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$66,599	$(57,381)	$9,218
Customer contracts and relationships	56,500	(30,375)	26,125
Other	11,045	(8,489)	2,556
Total intangibles, net	$134,144	$(96,245)	$37,899

Amortization of intangibles was $4.5 million for the three months ended April 2, 2017 and $4.2 million for the three months ended April 3, 2016.

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows:

As of April 2, 2017
(In thousands)
2017 (remaining nine months)	$8,450
2018	9,396
2019	7,544
2020	6,622
2021	1,413
Thereafter	13
Total estimated amortization expense	$33,438

Goodwill

As discussed in Note 11, Segment Information, during the first quarter fiscal 2017, the Company's Chief Operating Decision Maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. With these changes, the Company revised its reportable segments. Beginning fiscal 2017, the Company operates and reports in three new segments: Arlo, Connected Home, and Small and Medium Business ("SMB") segments. Goodwill was reallocated to the new reportable segments using a relative fair value approach. As a result, the Company completed assessments of any potential goodwill impairment for all reportable segments immediately prior to and after the reallocation and determined that no impairment existed.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying amount of goodwill under the new segments during the three months ended April 2, 2017 are as follows:

	Arlo	Connected Home	SMB	Total
	(In thousands)
Goodwill as of January 1, 2017	$21,149	$28,035	$36,279	$85,463
Goodwill as of April 2, 2017	$21,149	$28,035	$36,279	$85,463

Other non-current assets

	As of
	April 2, 2017	December 31, 2016
	(In thousands)
Non-current deferred income taxes	$70,484	$70,859
Other	9,136	7,977
Total other non-current assets	$79,620	$78,836

Other accrued liabilities

	As of
	April 2, 2017	December 31, 2016
	(In thousands)
Sales and marketing	$60,572	$74,330
Warranty obligation	56,336	58,520
Freight	5,008	8,980
Other	27,366	28,844
Total other accrued liabilities	$149,282	$170,674

Note 5.	Derivative Financial Instruments

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of April 2, 2017 and December 31, 2016 are summarized as follows:

Derivative Assets	Balance Sheet Location	Fair Value at April 2, 2017	Balance Sheet Location	Fair Value at December 31, 2016
		(In thousands)		(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$1,746	Prepaid expenses and other current assets	$5,873
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	1,136	Prepaid expenses and other current assets	2,890
Total		$2,882		$8,763

Derivative Liabilities	Balance Sheet Location	Fair Value at April 2, 2017	Balance Sheet Location	Fair Value at December 31, 2016
		(In thousands)		(In thousands)
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$603	Other accrued liabilities	$1,002
Derivative liabilities designated as hedging instruments	Other accrued liabilities	455	Other accrued liabilities	703
Total		$1,058		$1,705

For details of the Company’s fair value measurements, see Note 12, Fair Value Measurements.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis in the unaudited condensed consolidated balance sheets.

The following tables set forth the offsetting of derivative assets as of April 2, 2017 and December 31, 2016:

As of April 2, 2017				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$537	$—	$537	$(79)	$—	$458
J.P. Morgan Chase	1,036	—	1,036	(236)	—	800
Wells Fargo	1,309	—	1,309	(743)	—	566
Total	$2,882	$—	$2,882	$(1,058)	$—	$1,824

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2016				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$1,492	$—	$1,492	$(442)	$—	$1,050
Wells Fargo	7,271	—	7,271	(1,263)	—	6,008
Total	$8,763	$—	$8,763	$(1,705)	$—	$7,058

The following tables set forth the offsetting of derivative liabilities as of April 2, 2017 and December 31, 2016:

As of April 2, 2017				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$79	$—	$79	$(79)	$—	$—
JP Morgan Chase	236	—	236	(236)	—	—
Wells Fargo	743	—	743	(743)	—	—
Total	$1,058	$—	$1,058	$(1,058)	$—	$—

As of December 31, 2016				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$442	$—	$442	$(442)	$—	$—
Wells Fargo	1,263	—	1,263	(1,263)	—	—
Total	$1,705	$—	$1,705	$(1,705)	$—	$—

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for five to nine months. The Company enters into about ten forward contracts per quarter with an average size of approximately $8.0 million USD equivalent related to its cash flow hedging program.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through other income (expense), net. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the three months ended April 2, 2017 and April 3, 2016.

The pre-tax effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three months ended April 2, 2017 and April 3, 2016 are summarized as follows:

Derivatives Designated as Hedging Instruments	Three Months Ended April 2, 2017
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)	Location of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(117)	Net revenue	$2,035	Other income (expense), net	$287
Foreign currency forward contracts	—	Cost of revenue	(13)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(442)	Other income (expense), net	—
Total	$(117)		$1,580		$287
_________________________
(1) Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Three Months Ended April 3, 2016
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)	Location of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(787)	Net revenue	$(312)	Other income (expense), net	$35
Foreign currency forward contracts	—	Cost of revenue	2	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	70	Other income (expense), net	—
Total	$(787)		$(240)		$35
_________________________
(1) Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities that may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about four non-designated

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

derivatives per quarter. The average size of its non-designated hedges is approximately $2.0 million USD equivalent and these hedges range from one to three months in duration.

The effects of the Company’s non-designated hedge included in other income (expense), net in the unaudited condensed consolidated statements of operations for the three months ended April 2, 2017 and April 3, 2016 are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended
		April 2, 2017	April 3, 2016
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(1,353)	$(1,944)

Note 6.	Net Income Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of restricted stock awards, and issuances of shares under the Employee Stock Purchase Plan (the "ESPP"), which are reflected in diluted net income per share by application of the treasury stock method.
Net income per share for the three months ended April 2, 2017 and April 3, 2016 are as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands, except per share data)
Numerator:
Net income	$15,994	$16,589

Denominator:
Weighted average common shares - basic	32,944	32,519
Potentially dilutive common share equivalent	1,192	750
Weighted average common shares - dilutive	$34,136	$33,269

Basic net income per share	$0.49	$0.51
Diluted net income per share	$0.47	$0.50

Anti-dilutive employee stock-based awards, excluded	70	486

Note 7.	Income Taxes

The income tax provision for the three months ended April 2, 2017 and April 3, 2016, was $7.5 million, or an effective tax rate of 32.0%, and $8.9 million, or an effective tax rate of 34.9%, respectively. The effective tax rate for the three months ended April 2, 2017, compared to the three months ended April 3, 2016, decreased mainly due to differences in the accounting treatment of excess tax benefits related to stock awards. The Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting" on January 1, 2017, which requires excess tax benefits or deficiencies to be reflected in the unaudited condensed consolidated statements of income as a component of the provision for income taxes whereas they previously were recorded in equity. Total excess tax benefits recognized in the three months ended April 2, 2017 was $0.8 million. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next twelve months is approximately $1.0 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of April 2, 2017, the Company had approximately $181.7 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Warranty Obligation
Changes in the Company’s warranty obligation, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Balance as of beginning of the period	$58,520	$56,706
Provision for warranty obligation made during the period	26,753	16,216
Settlements made during the period	(28,937)	(23,014)
Balance at end of period	$56,336	$49,908

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 2, 2017.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 2, 2017.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have equity awards vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of April 2, 2017.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A jury trial in the Ericsson case occurred in the Eastern District of Texas from June 3 through June 13, 2013. After hearing the evidence, the jury found no infringement of the '435 and '223 Patents, and the jury found infringement of claim 1 of the '625 Patent, claims 1 and 5 of the '568 Patent, and claims 1 and 2 of the '215 Patent. The jury also found that there was no willful infringement by any defendant. Additionally, the jury found no invalidity of the asserted claims of the '435 and '625 Patents. The jury assessed the following damages against the defendants: D-Link: $435,000; NETGEAR: $3,555,000; Acer/Gateway: $1,170,000; Dell: $1,920,000; Toshiba: $2,445,000; Belkin: $600,000. The damages awards equated to 15 cents per unit for each accused 802.11 device sold by each defendant (5 cents per patent).

On December 16, 2013, the Company and defendants submitted their appeal brief to the Federal Circuit. Ericsson filed its response brief on February 20, 2014, and the defendants filed their reply brief before on March 24, 2014. The oral arguments before the Federal Circuit took place on June 5, 2014.

On December 4, 2014, the Federal Circuit issued its opinion and order in the Company’s Ericsson appeal. The Federal Circuit vacated the entirety of the $3.6 million jury verdict against the Company and the ongoing 15 cents per unit royalty verdict, and also vacated the entirety of the verdict against the other defendants and their ongoing royalties, finding that the District Court hadn’t properly instructed the jury on royalty rates and Ericsson’s licensing promises. The Federal Circuit held that the lower court had failed to adequately instruct the jury about Ericsson’s actual commitments to license the infringed patents on reasonable and nondiscriminatory (“RAND”) terms. Further, the Federal Circuit stated that the lower court had neglected to inform the jury that a royalty for a patented technology must be removed from the value of the entire standard, and that a RAND royalty rate should be based on the invention’s value, rather than any added value from standardization. The jury’s damages awards were therefore completely vacated, and the case was remanded for further proceedings.

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

In September 2013, Broadcom filed petitions in the USPTO at the Patent Trial and Appeal Board (PTAB) seeking inter partes review (“IPR”) of Ericsson’s three patents that the jury found were infringed by the Company and other defendants. On March 6, 2015, the PTAB invalidated all the claims of these three patents that were asserted against the Company and other defendants at trial -- claim 1 of the '625 Patent, claims 1 and 5 of the '568 Patent, and claims 1 and 2 of the '215 Patent -- ruling these claims were anticipated or obvious in light of prior art. The PTAB also rejected two motions to amend by Ericsson, which sought to substitute certain proposed claims in the '625 and '568 patents, should they be found unpatentable by the PTAB. This PTAB decision comes on top of the Federal Circuit decision (a) vacating the jury verdict after finding that the district court had not properly instructed the jury on royalty rates and Ericsson’s licensing promises, and (b) ruling that no reasonable jury could have found the ‘625 Patent infringed. Ericsson appealed the PTAB decision to the Federal Circuit and also requested that the PTAB reconsider its decision, but the PTAB denied Ericsson’s request for reconsideration. Accordingly, the Company reversed the accruals related to this case in the first fiscal quarter of 2015. On September 16, 2016, the Federal Circuit upheld the invalidity of certain claims of the '625 Patent, the '568 Patent, and '215 Patent, as previously determined by the PTAB. The Federal Circuit only issued one precedential written opinion, on the 215 Patent; the PTAB invalidity rulings on the '625 and '568 Patents were upheld without a written decision. Ericsson petitioned the Federal Circuit for an en banc rehearing of the Federal Circuit's appeal decision, and the Federal Circuit agreed to the en banc rehearing. The present status of the case continues to be that the Company does not infringe on any valid Ericsson patent.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In June 2015, the Company filed with the Provincial Tax Court of Milan an appeal brief including a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2005 through 2007 tax years. The hearing for suspension was held and the Request for Suspension of payment was granted. The hearing for the validity of the tax assessment for 2005 and 2006 was held in December 2015 with the Provincial Tax Court issuing its decision in favor of the Company. The Inland Revenue Agency filed its appeal with the Regional Tax Court. The Company filed its counter brief on September 30, 2016 and the hearing was held on March 22, 2017. The Company is awaiting a decision.

The hearing for the validity of the tax assessment for 2007 was held on March 10, 2016 with the Provincial Tax Court who issued its decision in favor of the Company on April 7, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court and the Company has submitted its counter brief. The hearing has not yet been scheduled.

With respect to 2008 through 2010, the Company filed its briefs with the Tax Court in October 2015 and the hearing for the validity of the tax assessments was held on April 21, 2016 and a decision favorable to the Company was issued on May 12, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court. The Company filed its counter brief on February 5, 2017.

With respect to 2011 through 2012, the Company has filed its appeal brief on February 26, 2016 with the Provincial Tax Court to contest this assessment. The hearing for suspension was held and the Request for Suspension of payment was granted. On October 13, 2016, the Company filed its brief with the Provincial Tax Court. The hearing was held on October 24, 2016 and a decision favorable to the Company was issued by the Court. The Inland Revenue Agency appealed the decision on April 24, 2017.

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

On February 6, 2015, the Company filed its motion to transfer venue from the Western District of Texas to the Northern District of California with the Court; on February 13, 2015, Via Vadis filed its opposition to the Company’s motion to transfer; and on February 20, 2015, the Company filed its reply brief on its motion to transfer. In early April 2015, the Company received the plaintiff’s infringement contentions, and on June 12, 2015, the defendants served invalidity contentions. On July 30, 2015 the Court granted the Company’s motion to transfer venue to the Northern District of California. In addition, the Company learned that Amazon and Blizzard filed petitions for the inter partes reviews (“IPRs”) for the patents in suit. On October 30, 2015, the Company and Via Vadis filed a joint stipulation requesting that the Court vacate all deadlines and enter a stay of all proceedings in the case pending the Patent Trial and Appeal Board’s final non-appealable decision on the IPRs initiated by

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amazon and Blizzard. On November 2, 2015 the Court granted the requested stay. On March 8, 2016, the Patent Trial and Appeal Board issued written decisions instituting the IPRs jointly filed by Amazon and Blizzard. In early March of 2017, The Patent Trial and Appeal Board (PTAB) issued various decisions regarding Amazon’s and Blizzard’s IPRs of the patents in suit. One of the IPRs of the '125 patent resulted in a finding by the PTAB that Amazon and Blizzard had had failed to show invalidity. The second IPR on the '125 patent, however, resulted in cancelation of all claims asserted in Via Vadis’s suit against the Company. Reissue '521 did not have any claims found invalid by the PTAB, and some dependent claims of the '680 patent survived the IPRs, and some claims of the '680 patent were canceled. The Northern District of California case against the Company remains stayed.

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

On December 3, 2015, the Company filed with the Court a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On December 23, 2015, CMS filed its response to the Company’s motion to transfer, and, on January 8, 2016, the Company filed its reply brief in support of its motion to transfer venue. On January 15, 2016, the Court granted the Company’s motion to transfer venue to the District Court for the Northern District of California. The initial case management conference in the Northern District of California occurred on May 13, 2016, and on August 19, 2016, the parties exchanged preliminary claim constructions and extrinsic evidence. On August 26, 2016, the Company and three defendants in other Northern District of California CMS cases (Juniper Networks, Inc., Ruckus Wireless, Inc., and Fortinet, Inc.) submitted motions to stay their cases. The defendants in part argued that stays were appropriate pending the resolution of the currently-pending IPRs of the patents-in-suit before the Patent Trial and Appeal Board (PTAB), including four IPR Petitions filed by Juniper. On September 9, 2016, CMS submitted its opposition to the motions to stay the cases. On September 26, 2016, the Court ordered the cases stayed in their entirety, until the PTAB reaches institution decisions with respect to Juniper’s four pending IPR petitions. Juniper’s four IPR petitions were instituted by the PTAB in January 2017, and the Company subsequently moved to join the IPR petitions as an “understudy” to Juniper, only assuming a more active role in the petitions in the event Juniper settles with CMS. For all four patents in suit against the Company, the PTAB ordered that (a) the Petitioners’ (the Company, Ruckus, and Brocade) Motion for Joinder to the Juniper IPRs is granted; (b) the Petitioners IPRs are instituted on the same grounds as in the Juniper ‘IPRs and Petitioners are joined with the Juniper IPRs; and (c) all further filings by Petitioners in the joined proceedings will be in the Juniper IPRs. The Company is now proceeding on the Juniper IPR schedule. The Northern District of California CMS cases remain stayed in their entirety by the Court.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company stipulated to certain facts regarding its importation and inventory of Broadcom-based products in return for various relief from discovery, such as reduced depositions and discovery responses in the ITC case. As per the ITC schedule, the parties exchanged direct exhibits and witness statements on February 20, 2017; rebuttal exhibits and witness statements on March 3, 2017; pre-trial briefs on March 9, 2017; and Motions in limine on March 13, 2017. The 5-day evidentiary hearing before the ITC Administrative Law Judge (“ALJ”) commenced on March 27, 2017 and ended on March 31, 2017. The ITC rules provide for possible closing arguments before the ALJ after post-hearing briefing, which were submitted on April 19, 2017. Reply post-trial briefs were submitted on May 1, 2017. The ALJ’s Initial Determination is due June 26, 2017, and the target date for the Commission to issue a final determination is October 24, 2017. After that, there is the 60-day Presidential review period during which importation of any Company products found to infringe the Tessera patents can still occur subject to payment of a Bond set by the ITC.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

e.Digital v. NETGEAR, Inc.

On September 12, 2016, e.Digital Corporation ("e.Digital") filed a lawsuit against the Company in the Northern District of California accusing the Company of infringing U.S. Patent Nos. 8,311,522 (“the ’522 patent”); 8,311,524 (“the ’524 patent”); 9,002,331 (“the ’331 patent”); and 9,178,983 (“the ’983 patent”) (collectively, the “patents-in-suit”), which purportedly cover systems and methods for the remote detection, classification, and communication of sensor data. In the complaint, e.Digital broadly accuses the Company’s Arlo wireless camera systems, including the Arlo Wire-Free, Arlo Q, and Arlo Q Plus cameras (collectively, the “Accused Products”). The allegations are generally directed at the “remote monitoring and communication” functionality of the Accused Products. Specifically, the complaint alleges that the Accused Products infringe the patents-in-suit by utilizing sensors-such as cameras and microphones-to collect data and perform various operations-such as send alerts, trigger video recording, or take a snapshot-in response to a classification of the collected sensor data.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In February of 2017, the Court consolidated some, but not all, of the e.Digital cases for purposes of claim construction. In particular, the Court ordered that the iSmart case, for which claim construction is already fully briefed, move forward as scheduled, while the later Company, Netatmo, and Utility Associates cases be informally consolidated for claim construction purposes. As such, claim construction briefing is set to begin in August 2017, and a claim construction hearing is set for October 2017. The Court has not yet set a trial date. The Company served invalidity contentions on March 6, 2017. Discovery is ongoing.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Rothschild Patent Imaging v. NETGEAR, Inc.

On December 9, 2016, a non-practicing entity named Rothschild Patent Imaging ("RPI") filed a patent infringement lawsuit against the Company in the U.S. District Court, Eastern District of Texas. RPI asserts infringement of U.S. Patent Nos. 8,204,437, 8,437,797, and 8,594,722, each entitled “Wireless Image Distribution System and Method.”

In its complaint, RPI alleges that its patents cover the wireless transmission of images from a mobile capturing device (e.g., security camera) to a user mobile device (e.g., smart phone) based on some pairing criterion between the capturing device and the user mobile device (e.g., proximate location, use of same user account). RPI specifically identifies the Company’s “Arlo Q and Arlo Q Plus cameras” of infringing claim 1 of the ’437 Patent, claim 6 of the ’797 Patent, and claims 1 and 5 of the ’722 Patent.

The answer was originally due on January 12, 2017, but the Company received an extension until February 13, 2017 to answer the complaint, and on that date the Company answered the complaint by denying the infringement allegations, asserting various affirmative defenses, and bringing declaratory judgment counterclaims of non-infringement and invalidity of the patents in suit. On March 7, 2017, RPI answered the Company’s counterclaims. Subsequently, on March 20, 2017, RPI agreed to dismiss the suit with prejudice with no payment by the Company.

This litigation matter did not have a material financial impact on the Company.

Script Security Solutions v. NETGEAR, Inc.

On December 12, 2016, Script Security Solutions L.L.C. (“Script”) sued the Company in U.S. District Court, Eastern District of Texas for alleged patent infringement of U.S. Patent Nos. 6,542,078 and 6,828,909. Script is a non-practicing entity and has filed over twenty other lawsuits alleging infringement of the same patents. A first wave of cases was filed in March 2015 against 11 defendants. All but one of those cases has settled or been terminated. A second wave of cases was filed in June 2015 against six defendants. Only two of those cases remain active. The third and most recent wave of cases was filed on December 12, 2016, against the Company and six other defendants.

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

The answer was originally due on January 12, 2017, but the Company received an extension until February 21, 2017 to answer the complaint.  On that date, the Company answered the complaint by submitting a motion to dismiss the complaint because of Script’s failure to properly and sufficiently state a claim for relief. On March 3, 2017, Script filed its consolidated

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

response to the various Defendants’ (including the Company’s) Motions to Dismiss for Failure to State a Claim. The Company’s reply brief was submitted on March 10, 2017. The Company also recently received Script’s infringement contentions.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Realtime Data v. NETGEAR, Inc.

On February 27, 2017, the Company was sued in the Eastern District of Texas by Realtime Data LLC (“Realtime”), which claims to do business as “Ixo.” The complaint includes four (4) asserted patents:

•	US 9,054,728, Data compression systems and methods;

•	US 7,415,530, System and methods for accelerated data storage and retrieval;

•	US 9,116,908, System and methods for accelerated data storage and retrieval; and

•	US 8,717,204, Methods for encoding and decoding data

The accused products specifically include the Company’s “ReadyDATA RD5200, RDD516, ReadyRECOVER” products. Generally, the complaint alleges that the asserted patents are directed to various compression / decompression algorithms and systems and is directed at the Company’s ReadyDATA, ReadyNAS, and ReadyRECOVER products.

Realtime has filed several patent suits over the last few years and the asserted patents have gone through various rounds of litigation and IPRs. In this particular tranche of Realtime lawsuits, Realtime also sued Array Networks, Barracuda Networks, Carbonite, Circadence, Comm Vault, Exinda and Snacor.

The Company has received an extension until May 8, 2017 to answer the complaint. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Hybrid Audio v. NETGEAR, Inc.

On March 8, 2017, Hybrid Audio, LLC (“Hybrid Audio”) filed a patent infringement suit against the Company in the District of Massachusetts. Hybrid Audio alleges that the Company infringes United States Patent No. RE40,281 (the ’281 Patent), titled “Signal Processing Utilizing a Tree-Structured Array,” via the sale of EVA2000, EVA9100, and EVA9150 digital media players and other Company products because of their capability of playing MP3 encoded content.

The ’281 Patent was originally filed on February 25, 1997, and it issued as U.S. Patent No. 6,252,909 on June 26, 2001. A reissue application was filed on November 23, 2004, which issued on April 29, 2008. The ’281 Patent claims priority to September 21, 1992 via a chain of divisional and continuation-in-part applications. It includes 121 claims, which can be grouped into four categories: Claims directed towards (1) a communication system, (2) a signal processing method or system, (3) an information storage medium, and (4) a method of regenerating or reconstructing a signal. In short, the ’281 Patent covers a method of compressing and decompressing signal information using a tree-structured array of sub-band filter banks.

The ’281 Patent expired on September 21, 2012, and thus, the statute of limitations period for damages calculations is limited to March 8, 2011 to September 21, 2012.

The Company has not yet answered the complaint, and after requesting an extension to answer, the Company’s answer is now due on May 22, 2017. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Magnacross v. NETGEAR, Inc.

On April 12, 2017, Magnacross LLC (“Magnacross”) sued the Company in U.S. District Court, Eastern District of Texas for alleged patent infringement of exemplary claim 12 of US Patent 6,917,304, and appears to contend that compliance with 802.11 standards necessarily results in infringement, specifically mentioning 802.11b/g and 802.11n-compliant radios in the Company’s products. Magnacross sued five other companies on April 12, 2017, seven others in December 2016, and 17 others in May 2016 on the same patent. The complaint identifies the AC1750, AC1450, AC1200, and AC750 WiFi routers as exemplary accused products and also references the Company’s Arlo cameras.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has not yet answered the complaint. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Williams v. NETGEAR, Inc.

On April 14, 2017, Plaintiff Stewart Williams filed a putative class action against the Company in the United States District Court for the Northern District of California. Plaintiff is represented by Schubert Jonckheer & Kolbe LLP.

Plaintiff Stewart Williams alleges violations of California and Nevada state consumer protection laws based on NETGEAR’s sale and marketing of its CM700 cable modem (the “Modem”). Specifically, Plaintiff alleges that the Modem contains a defect that causes severe network latency, impairing network connectivity and preventing consumers from utilizing the maximum advertised network bandwidth. According to Plaintiff, NETGEAR had exclusive knowledge of this alleged defect and actively concealed the defect from consumers with false marketing and labeling.

Based on these allegations, Plaintiff seeks to bring his lawsuit as a class action representing a nationwide class of consumers. Plaintiff states causes of action under California’s (1) Song-Beverly Consumer Warranty Act; (2) Consumer Legal Remedies Act, (3) False Advertising Law, and (4) Unfair Competition Law. In addition, Plaintiff seeks to represent a subclass of Nevada consumers and brings a claim under Nevada’s Deceptive Trade Practices Act.

The Company has not yet answered the complaint. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Vivato v. NETGEAR, Inc.

On April 19, 2017, the Company was sued by XR Communications (d/b/a) Vivato (“Vivato”) in the United States District Court, Central District of California.

Based on its complaint, Vivato purports to be a research and development and product company in the Wi-Fi area, but it appears that Vivato is not currently a manufacturer of commercial products. The three (3) patents that Vivato asserts against the Company are U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231. The ’296 and ’728 patents are entitled “Forced Beam Switching in Wireless Communication Systems Having Smart Antennas.” The ’231 patent is entitled “Wireless Packet Switched Communication Systems and Networks Using Adaptively Steered Antenna Arrays.” Vivato also has recently asserted the same patents in the Central District of California against D-Link, Ruckus, and Aruba, among others.

According to the complaint, the accused products include WiFi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the IEEE 802.11ac-2013 standard. The accused technology is standards-based, and more specifically, based on the transmit beamforming technology in the 802.11ac Wi-Fi standard.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 9.	Stockholders' Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of April 2, 2017, 1.1 million shares remained authorized for repurchase under the repurchase program approved by the Board in July 2015. All shares authorized under previously approved programs were fully utilized. The Company repurchased, as reported based on trade date, 0.2 million shares of common stock at a cost of $11.6 million during the three months ended April 2, 2017. The Company repurchased, reported based on trade date, 0.3 million shares of common stock at a cost of $10.0 million under the repurchase authorization during the three months ended April 3, 2016. On April 25, 2017, the Company's Board of Directors authorized the repurchase of up to 3.0 million shares of the Company’s outstanding common stock which, at the time of authorization, were incremental to the remaining shares under the Company's previous share repurchase program.

The Company repurchased, as reported based on trade date, approximately 38,000 shares of common stock at a cost of $1.9 million to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended April 2, 2017. Similarly, during the three months ended April 3, 2016, the Company repurchased, as reported based on trade date, approximately 9,000 shares of common stock at a cost of $0.4 million to help facilitate tax withholding for RSUs.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component, for the three months ended April 2, 2017 and April 3, 2016:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2016	$(31)	$2,230	$(261)	$1,938
Other comprehensive loss before reclassifications	(55)	(117)	(337)	(509)
Less: Amount reclassified from accumulated other comprehensive income	—	1,580	(553)	1,027
Net current period other comprehensive income (loss)	(55)	(1,697)	216	(1,536)
Balance as of April 2, 2017	$(86)	$533	$(45)	$402

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2015	$(64)	$43	$24	$3
Other comprehensive income (loss) before reclassifications	101	(787)	(38)	(724)
Less: Amount reclassified from accumulated other comprehensive income	—	(240)	—	(240)
Net current period other comprehensive income (loss)	101	(547)	(38)	(484)
Balance as of April 3, 2016	$37	$(504)	$(14)	$(481)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three months ended April 2, 2017 and April 3, 2016:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended April 2, 2017
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$2,035	Net revenue
Foreign currency forward contracts	$(13)	Cost of revenue
Foreign currency forward contracts	(442)	Operating expenses
	$1,580	Total before tax
	(553)	Tax impact
	$1,027	Total, net of tax

Details about Accumulated Other Comprehensive Income Components	Three Months Ended April 3, 2016
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$(312)	Net revenue
Foreign currency forward contracts	2	Cost of revenue
Foreign currency forward contracts	70	Operating expenses
	(240)	Total before tax
	—	Tax impact
	$(240)	Total, net of tax

Note 10.	Employee Benefit Plans

The Company grants options and RSUs under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Award vesting periods for this plan are generally four years. As of April 2, 2017, approximately 3.0 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors the ESPP, pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. As of April 2, 2017, approximately 0.9 million shares were available for issuance under the ESPP.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity

Stock option activity during the three months ended April 2, 2017 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding at December 31, 2016	1,884	$31.14
Granted	—	—
Exercised	(83)	29.35
Cancelled	—	—
Expired	—	—
Outstanding at April 2, 2017	1,801	$31.23

RSU Activity

RSU activity during the three months ended April 2, 2017 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding at December 31, 2016	996	$36.22
Granted	59	57.00
Vested	(106)	37.64
Cancelled	(14)	44.34
Outstanding at April 2, 2017	935	$37.25

Valuation and Expense Information
The fair value of each option award and share granted under the ESPP commencing February 16, 2016 is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. The estimated expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate for options and ESPP shares is based on the implied yield currently available on U.S. Treasury securities with a remaining term commensurate with the estimated expected term. Expected volatility for options and ESPP shares is based on historical volatility over the most recent period commensurate with the estimated expected term. Upon the adoption of ASU 2016-09, the Company elected to account for forfeitures as they occur, rather than estimating expected forfeitures. Refer to recently adopted accounting pronouncement under Note 2, Summary of Significant Accounting Policies, for a further discussion of the impact from the adoption of ASU 2016-09.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below sets forth the weighted average assumptions used to estimate the fair value of option grants and purchase rights granted under the ESPP during the three months ended April 2, 2017 and April 3, 2016.

	Three Months Ended
	Stock Options		ESPP
	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Expected life (in years)	N/A	4.4	0.5	0.5
Risk-free interest rate	N/A	1.28%	0.66%	0.42%
Expected volatility	N/A	35.4%	27.6%	44.7%
Dividend yield	N/A	—	—	—
The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Cost of revenue	$436	$439
Research and development	1,319	866
Sales and marketing	1,247	1,197
General and administrative	2,126	1,909
Total stock-based compensation	$5,128	$4,411

As of April 2, 2017, $5.8 million of unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.3 years. $25.9 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.1 years.

Note 11.	Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM.

In the first quarter of fiscal 2017, the Company's CODM requested changes to the information that he regularly reviews for purposes of allocating resources and assessing performance. The Company reorganized its operating segment structure, resulting in a change to its reportable segments. The former Service Provider segment was integrated into the new segments, with the new segments organized by product groups. Beginning fiscal 2017, the Company operates and reports in three new segments: Arlo, Connected Home, and Small and Medium Business ("SMB") segments:

•Arlo: Focused on intelligent internet-connected products for consumers and business that provide security and safety;

•	Connected Home: Focused on consumers and consists of high-performance, dependable and easy-to-use LTE and WiFi internet networking solutions; and

•
SMB: Focused on small and medium-sized businesses and consists of business networking, storage and security solutions that bring enterprise-class functionality down to small and medium-sized businesses at an affordable price.

The Company believes that this new structure reflects its current operational and financial management, and provides the best structure for the Company to focus on growth opportunities while maintaining financial discipline. Each segment contains leadership focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of revenue, research and development and sales and marketing expenses. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. The CODM does not evaluate operating segments using discrete asset information. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate expenses, such as corporate research and development, corporate marketing expense and general and administrative expense, amortization of intangibles, stock-based compensation expense, restructuring and other charges, litigation reserves, net, interest income and other income (expense), net.

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016*
	(In thousands, except percentage data)
Net revenue:
Arlo	$60,712	$24,265
Connected Home	194,361	216,110
SMB	68,584	69,881
Total net revenue	$323,657	$310,256
Contribution income:
Arlo	$321	$(3,830)
Arlo contribution margin	0.5%	(15.8)%
Connected Home	$31,712	$42,029
Connected Home contribution margin	16.3%	19.4%
SMB	$18,504	$15,395
SMB contribution margin	27.0%	22.0%

Total segment contribution income	$50,537	$53,594
Corporate and unallocated costs	(18,201)	(16,716)
Amortization of intangibles (1)	(4,382)	(4,165)
Stock-based compensation expense	(5,128)	(4,411)
Restructuring and other charges	(37)	(2,678)
Litigation reserves, net	—	(10)
Interest income	405	234
Other income (expense), net	335	(366)
Income before income taxes	$23,529	$25,482
_________________________

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.
* Prior year financial information for each reportable segment has been recast to conform to the current reportable segment structure effective on January 1, 2017.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table shows net revenue from service provider customers within each of the reportable segments for the periods indicated:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Arlo	$1,977	$5,981
Connected Home	53,193	76,852
SMB	790	1,448
Total service provider net revenue	$55,960	$84,281

The Company conducts business across three geographic regions: Americas, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific ("APAC"). Net revenue by geography comprises gross revenue less such items as end-user customer rebates and other sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, sales returns and price protection. For reporting purposes revenue is attributed to each geographic region based on the location of the customer. The following table shows net revenue by geography for the periods indicated:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
United States (U.S.)	$206,125	$189,366
Americas (excluding U.S.)	5,504	4,484
EMEA	58,445	64,505
Australia	33,481	31,134
APAC (excluding Australia)	20,102	20,767
Total net revenue	$323,657	$310,256

Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations:

	As of
	April 2, 2017	December 31, 2016
	(In thousands)
United States	$8,950	$9,542
Canada	2,440	2,745
EMEA	192	210
China	6,199	5,219
APAC (excluding China)	1,567	1,757
Total property and equipment, net	$19,348	$19,473

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.	Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of April 2, 2017:

	As of April 2, 2017
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$12,971	$12,971	$—	$—
Available-for-sale securities: U.S. treasuries (1)	123,732	123,732	—	—
Available-for-sale securities: certificates of deposit (1)	158	158	—	—
Trading securities: mutual funds (1)	1,677	1,677	—	—
Foreign currency forward contracts (2)	2,882	—	2,882	—
Total assets measured at fair value	$141,420	$138,538	$2,882	$—
________________________

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

	As of April 2, 2017
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Liabilities:
Foreign currency forward contracts (3)	$1,058	$—	$1,058	$—
Total liabilities measured at fair value	$1,058	$—	$1,058	$—
_________________________

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	As of December 31, 2016
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$17,027	$17,027	$—	$—
Available-for-sale securities: U.S. treasuries (1)	123,838	123,838	—	—
Available-for-sale securities: certificates of deposit (1)	148	148	—	—
Trading securities: mutual funds (1)	1,528	1,528	—	—
Foreign currency forward contracts (2)	8,763	—	8,763	—
Total assets measured at fair value	$151,304	$142,541	$8,763	$—
_________________________

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2016
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Liabilities:
Foreign currency forward contracts (3)	$1,705	$—	$1,705	$—
Total liabilities measured at fair value	$1,705	$—	$1,705	$—
_________________________

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of April 2, 2017 and December 31, 2016, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 13.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.3 million and $2.1 million for the three months ended April 2, 2017 and April 3, 2016, respectively.

Note 14.	Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in the unaudited condensed consolidated statements of operations. Accrued restructuring and other charges are classified within other accrued liabilities in the unaudited condensed consolidated balance sheets.

No significant restructuring and other charges were recognized during the three months ended April 2, 2017. Restructuring and other charges recognized in the three months ended April 3, 2016 was primarily related to severance, other one-time termination benefits and other associated costs attributable to the restructuring actions announced in January 2016. Amounts attributable to lease contract termination charges will be paid over the remaining lease term until January 2022.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the activity related to accrued restructuring and other charges for the three months ended April 2, 2017:

	Accrued Restructuring and Other Charges at December 31, 2016	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at April 2, 2017
	(In thousands)
Restructuring
Employee termination charges	$6	$—	$—	$—	$6
Lease contract termination and other charges	1,402	37	(100)	—	1,339
Total Restructuring and other charges	$1,408	$37	$(100)	$—	$1,345

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Executive Overview

We are a global networking company that delivers innovative networking and Internet connected products to consumers and growing businesses. Our products are built on a variety of proven technologies such as wireless (WiFi and LTE), Ethernet and powerline, with a focus on reliability and ease-of-use. Our product line consists of wired and wireless devices that enable networking, broadband access and network connectivity. These products are available in multiple configurations to address the needs of our end-users in each geographic region in which our products are sold.

In the first quarter of fiscal 2017, our CODM requested changes to the information that he regularly reviews for purposes of allocating resources and assessing performance. We reorganized the operating segment structure, resulting in a change to our reportable segments. The former Service Provider segment was integrated into the new segments, with the new segments organized by product groups. Beginning fiscal 2017, we operate and report in three new segments: Arlo, Connected Home, and Small and Medium Business ("SMB") segments. For additional information on the changes in the reportable segments, refer to Note 11, Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

We believe that this new structure reflects our current operational and financial management, and provides the best structure for us to focus on growth opportunities while maintaining financial discipline. Each segment contains leadership focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. The Arlo segment is focused on intelligent internet-connected products for consumers and business that provide security and safety. The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use LTE and WiFi internet networking solutions. The SMB segment is focused on small and medium-sized businesses and consists of business networking, storage and security solutions that bring enterprise-class functionality down to small and medium-sized businesses at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

The markets in which all of our segments operate in are intensely competitive and subject to rapid technological change. We believe that the principal competitive factors in the consumer and small and medium-sized businesses markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, security, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and enhancing our current products while continuing to expand our channels and maintaining customer satisfaction worldwide. Among these investments is an enhanced focus on cybersecurity relating to our products and systems, as the threat of cyber-attacks and exploitation of potential security vulnerabilities in our industry is on the rise and is increasingly a significant consumer concern.

We sell our networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Fry’s

Electronics, Staples, Target, Wal-Mart, Argos (U.K.), PC World (U.K.), MediaMarkt (Europe), Darty (France), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com worldwide, Newegg.com (US), JD.com and Alibaba (China), as well as NBB.com (Germany) and Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future.

During the three months ended April 2, 2017, we experienced a 4.3% increase in net revenue compared to the first quarter of 2016. The increase was primarily attributable to the performance of our Arlo segment which we saw net revenue increase 150.2% over the prior year. The increase was partially offset by declines in both the Connected Home and SMB segments which fell 10.1% and 1.9%, respectively. The increase in Arlo segment net revenue was driven by our Arlo smart camera product line which continues to generate strong end user demand within a fast growing market. The decrease in Connected Home segment net revenue was primarily related to lower gross shipments to service provider customers of broadband gateways and home wireless products, partially offset by higher shipments of mobile products. The fall in gross shipments to service provider customers was offset by increased gross shipments to non-service provider customers of home wireless products, led by our Orbi WiFi system. SMB segment net revenue decreased year over year due primarily to lower gross shipments of network storage and SMB wireless products, offset in part by increased gross shipments of switch products. On a geographic basis, net revenue increased in the Americas and, to a lesser extent, in APAC, while EMEA declined. The increase in the Americas was primarily driven by higher gross shipments of our home security cameras and mobile products, offset by declines in gross shipments of our broadband gateways and home wireless products mainly attributable to our service provider customers. The increase in APAC was attributable to increased gross shipments of mobile, and home security camera products, offset by declines in gross shipments of broadband gateways and home wireless products. The fall in EMEA net revenue was as a result of lower gross shipments of broadband gateways, home wireless and mobile products, partially offset by increased gross shipments of home security camera products.

Looking forward, we expect strong growth in our Arlo segment driven by increasing demand for our Arlo smart camera products as well as through new product category introductions. We expect growth in our Connected Home segment mainly driven by increasing demand for our broadband gateways and home WiFi systems and we expect to enhance our product portfolio to further service these markets. In addition, we expect a shift in consumer preference away from single point WiFi routers to whole Home WiFi Systems which may require increased marketing and promotional expenditure to achieve similar levels of market share. We also expect growth in our SMB segment driven by sales of our 10Gig, PoE, and web-managed switches and rackmount storage products. We expect net revenue from service provider customers to be approximately $55 million per quarter for the remainder of 2017.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations for the three months ended April 2, 2017, with the comparable reporting period in the preceding year.

	Three Months Ended
	April 2, 2017		April 3, 2016
	(In thousands, except percentage data)
Net revenue	$323,657	100.0%	$310,256	100.0%
Cost of revenue	226,725	70.1%	209,691	67.6%
Gross profit	96,932	29.9%	100,565	32.4%
Operating expenses:
Research and development	22,683	7.0%	22,137	7.1%
Sales and marketing	38,229	11.8%	37,277	12.0%
General and administrative	13,194	4.1%	12,849	4.1%
Restructuring and other charges	37	0.0%	2,678	0.9%
Litigation reserves, net	—	—	10	0.0%
Total operating expenses	74,143	22.9%	74,951	24.1%
Income from operations	22,789	7.0%	25,614	8.3%
Interest income	405	0.2%	234	0.0%
Other income (expense), net	335	0.1%	(366)	(0.1)%
Income before income taxes	23,529	7.3%	25,482	8.2%
Provision for income taxes	7,535	2.4%	8,893	2.9%
Net income	$15,994	4.9%	$16,589	5.3%

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

	Three Months Ended
	April 2, 2017	% Change	April 3, 2016
	(In thousands, except percentage data)
Americas	$211,629	9.2%	$193,850
Percentage of net revenue	65.4%		62.5%
EMEA	$58,445	(9.4)%	$64,505
Percentage of net revenue	18.0%		20.8%
APAC	$53,583	3.2%	$51,901
Percentage of net revenue	16.6%		16.7%
Total net revenue	$323,657	4.3%	$310,256
Americas

The increase in Americas net revenue for the three months ended April 2, 2017, compared to the prior year period, was primarily driven by higher gross shipments of our home security cameras and mobile products, offset by declines in gross shipments of our broadband gateways and home wireless products. Substantially all of the increase in net revenue was attributable to the Arlo segment which experienced year over year growth of 142% as a result of strong end user demand for our Arlo smart

Home camera products. Connected Home net revenue fell compared to the prior year period as net revenue generated from gross shipments to service provider customers declined 36%. The fall in net revenue from service provider customers was as a result of decisions by management, taken in fiscal 2015 and fiscal 2016 to prioritize profitability with regard to service provider customers. The decline in service provider net revenue was offset by a 7% increase in net revenue from non-service provider customers, led by our Orbi WiFi system and partially offset by lower gross shipments of older home wireless technologies.

EMEA

The fall in EMEA net revenue for the three months ended April 2, 2017 compared to the prior year period was as a result of lower gross shipments of broadband gateways, home wireless and mobile products, partially offset by increased gross shipments of home security cameras. Net revenue attributable to service provider customers fell 58.5% compared to the prior year period, while net revenue attributable to non-service provider customers increased 5.5%. Further, in the first quarter of 2016, EMEA net revenue was positively impacted by the reversal of a $3.3 million charge established in the period ended June 28, 2015 against net revenue relating to an anticipated credit to a service provider customer to resolve a disputed quality issue. The fall in net revenue from service provider customers was as a result of decisions by management, taken in fiscal 2015 and fiscal 2016 to prioritize profitability with regard to service provider customers.

APAC

The increase in APAC net revenue for the three months ended April 2, 2017 compared to the prior year period attributable to increased gross shipments of mobile products and home security cameras. The increase was partially offset by the decline in gross shipments of broadband gateways and home wireless products.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of the following: the cost of finished products from our third party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; warranty costs associated with returned goods; write-downs for excess and obsolete inventory, amortization expense of certain acquired intangibles.

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

	Three Months Ended
	April 2, 2017	% Change	April 3, 2016
	(In thousands, except percentage data)
Cost of revenue	$226,725	8.1%	$209,691
Gross margin	29.9%		32.4%

Cost of revenue increased for the three months ended April 2, 2017, compared to the prior year period, primarily due to increased net revenue.

Gross margin decreased for the three months ended April 2, 2017 compared to the prior year period. The decrease in gross profit was a result of increased expenditure on sales incentives deemed to be contra-revenue under the authoritative guidance for revenue recognition and increased warranty related expenditures, partially offset by the higher net revenue achievement. Further, in the three months ended April 3, 2016 gross margin was positively impacted by the reversal of a $3.3 million charge recorded previously against net revenue. The charge related to an anticipated credit to a customer to resolve a disputed quality issue. In the three months ended April 3, 2016, we determined that we no longer believed there to be a quality issue after obtaining two independent party reports, and consequently the full amount of this charge was reversed.

We expect gross margin percentage for the remainder of fiscal 2017 to remain consistent with the first quarter of fiscal 2017 performance. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight, duty and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service providers.

Operating Expenses

Research and Development

Research and development expense consists primarily of personnel expenses, payments to suppliers for design services, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes and other consulting fees. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to enhance our ability to introduce innovative and easy-to-use products. The following table presents research and development expense, for the periods indicated:

	Three Months Ended
	April 2, 2017	% Change	April 3, 2016
	(In thousands, except percentage data)
Research and development expense	$22,683	2.5%	$22,137

Research and development expense increased slightly for the three months ended April 2, 2017, compared to the prior year period, due to increases of $1.2 million in engineering projects and outside professional services, and $0.5 million in personnel-related expenditure. The increased expenditures are a result of continuous investment in strategic focus areas. The increases were offset by a reduction in variable compensation of $1.0 million. R&D headcount increased from 315 as of April 3, 2016 to 338 as of April 2, 2017. The increase in R&D headcount was mainly attributable to the Arlo segment, offset by declines to both Connected Home and SMB segments.
We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We continue to invest in research and development to expand our cloud platform capabilities, grow our home security camera and connected home products portfolio including services, expand our 10Gig, PoE, and web-managed switches, and develop innovative WiFi and LTE Advanced coverage solutions. For the remainder of fiscal year 2017, we expect research and development expenses to grow in absolute dollars as we continue to allocate resources to areas that we expect will drive future growth and profitability. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of revenue, depending on actual revenues achieved in any given quarter.

Sales and Marketing

Sales and marketing expense consists primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization of certain intangibles, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended
	April 2, 2017	% Change	April 3, 2016
	(In thousands, except percentage data)
Sales and marketing expense	$38,229	2.6%	$37,277

Sales and marketing expense increased slightly for the three months ended April 2, 2017 compared to the prior year period, primarily attributable to an increase in marketing expenditure of $3.8 million, partially offset by a reduction of $1.3 million in variable compensation and lower outside professional services of $1.7 million. The increased marketing spend was incurred to support new product introductions and brand marketing campaigns primarily associated with our Arlo Pro and Orbi WiFi system. Sales and marketing headcount as of April 2, 2017 totaled 314, down from 332 as of April 3, 2016.
We expect our sales and marketing expense to remain relatively flat as a percentage of net revenue for the remainder of fiscal year 2017. We expect to continue to outpace this fast growing market with continued investment in brand marketing. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs.

General and Administrative

General and administrative expense consists of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, including legal costs associated with defending claims against us, allowance for doubtful accounts and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Three Months Ended
	April 2, 2017	% Change	April 3, 2016
	(In thousands, except percentage data)
General and administrative expense	$13,194	2.7%	$12,849

General and administrative expense increased slightly for the three months ended April 2, 2017, compared to the prior year period, mainly due to increases in legal and professional services of $0.5 million, personnel-related expenses of $0.4 million, and IT and facility allocations of $0.2 million, partially offset by a reduction in variable compensation costs of $0.8 million. Headcount increased to 163 employees as of April 2, 2017 from 158 employees as of April 3, 2016.
We expect our general and administrative expenses to decrease slightly as a percentage of net revenue in the remainder of fiscal 2017, but they could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation described in Note 8, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Restructuring and Other Charges

	Three Months Ended
	April 2, 2017	% Change	April 3, 2016
	(In thousands, except percentage data)
Restructuring and other charges	$37	(98.6)%	$2,678

No significant restructuring and other charges were recognized during the three months ended April 2, 2017. Restructuring and other charges recognized in the three months ended April 3, 2016 were primarily related to severance, other one-time termination benefits and other associated costs attributable to the restructuring actions announced in January 2016.

Restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve anticipated cost reductions, our financial results could be negatively impacted. For further discussion of restructuring and other charges, refer to Note 14, Restructuring and Other Charges, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Litigation Reserves, Net

	Three Months Ended
	April 2, 2017	% Change	April 3, 2016
	(In thousands, except percentage data)
Litigation reserves, net	$—	**	$10
**Percentage change not meaningful.

No significant litigation reserves or benefits were recognized during the three months ended April 2, 2017 and April 3, 2016. For a detailed discussion of our litigation matters, refer to Note 8, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net, for the periods indicated:

	Three Months Ended
	April 2, 2017	% Change	April 3, 2016
	(In thousands, except percentage data)
Interest income	$405	73.1%	$234
Other income (expense), net	335	**	(366)
Total	$740	**	$(132)
**Percentage change not meaningful.

Interest income increased for the three months ended April 2, 2017 compared to the prior year period due to increases in both short term investment average balances and yields obtained on such balances being more favorable than the prior year periods.

Other income (expense), net, increased for the three months ended April 3, 2016 compared to the prior year period due primarily to gains recognized relating to foreign currency forward contracts. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the first quarter of fiscal 2017. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 5, Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended
	April 2, 2017	% Change	April 3, 2016
	(In thousands, except percentage data)
Provision for income taxes	$7,535	(15.3)%	$8,893
Effective tax rate	32.0%		34.9%

The decrease in the effective tax rate for the three months ended April 2, 2017 compared to the three months ended April 3, 2016 was mainly due to differences in the treatment of excess tax benefits related to stock awards. We adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting" on January 1, 2017, which requires excess tax benefits or deficiencies to be reflected in the consolidated statements of income as a component of the provision for income taxes whereas they previously were recorded in equity. Total excess tax benefits recognized in the three months ended April 2, 2017 was $0.8 million. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions

Segment Information

Beginning fiscal 2017, we operate and report in three new segments: Arlo, Connected Home, and SMB segments. Additional information on the changes to the reportable segments, a description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 11, Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Arlo

	Three Months Ended
	April 2, 2017	% Change	April 3, 2016*
	(in thousands, except percentage data)
Net revenue	$60,712	150.2%	$24,265
Percentage of total net revenue	18.8%		7.8%
Contribution income	$321	**	$(3,830)
Contribution margin	0.5%		(15.8)%
* Prior year financial results have been recast to conform to the reportable segment structure effective on January 1, 2017.
** Percentage change not meaningful.

Arlo segment net revenue increased by 150.2% for the three months ended April 2, 2017 compared to the prior year period. The rapid expansion of the smart camera market combined with the introduction of our latest generation Arlo Pro smart camera was responsible for the year over year increase. We continue to experience strong end user demand across all regions for our Arlo product lines and we expect demand within the smart camera market to continue to be robust.

Contribution income for the three months ended April 2, 2017 increased compared with contribution loss in the prior year period. The improved profitability was mainly as a result of higher net revenue and gross profit attainment. In addition, the growth in net revenue was not met with proportionate increases in operating expenditure, further assisting profitability.

Connected Home

	Three Months Ended
	April 2, 2017	% Change	April 3, 2016*
	(in thousands, except percentage data)
Net revenue	$194,361	(10.1)%	$216,110
Percentage of total net revenue	60.0%		69.7%
Contribution income	$31,712	(24.5)%	$42,029
Contribution margin	16.3%		19.4%
* Prior year financial results have been recast to conform to the reportable segment structure effective on January 1, 2017.

Connected Home segment net revenue decreased for the three months ended April 2, 2017, compared to the prior year period, primarily due to lower gross shipments of broadband gateways and home wireless products, partially offset by higher shipments of mobile products. Geographically, net revenue decreased in all regions due to the $23.7 million decline in sales to service provider customers as management continues to prioritize higher profitability accounts. The decline in net revenue from service provider customers was partially offset by growth in net revenue from non-service provider customers, led by the introduction of our Orbi WiFi system and partially offset by lower gross shipments of older home wireless technologies.

Contribution income decreased in the three months ended April 2, 2017, compared to the prior year period, primarily due to net revenue and gross profit falling. Further, contribution income in the three months ended April 3, 2016 was positively impacted by the reversal of a $3.3 million charge recorded previously against net revenue. The charge related to an anticipated credit to a customer to resolve a disputed quality issue. In the three months ended April 3, 2016, we determined that we no longer believed there to be a quality issue after obtaining two independent party reports, and consequently the full amount of this charge was reversed.

SMB

	Three Months Ended
	April 2, 2017	% Change	April 3, 2016*
	(in thousands, except percentage data)
Net revenue	$68,584	(1.9)%	$69,881
Percentage of total net revenue	21.2%		22.5%
Contribution income	$18,504	20.2%	$15,395
Contribution margin	27.0%		22.0%
* Prior year financial results have been recast to conform to the reportable segment structure effective on January 1, 2017.

SMB segment net revenue decreased for the three months ended April 2, 2017, compared to the prior year period, due primarily to lower gross shipments of network storage and SMB wireless products, offset in part by increased gross shipments of switch products. Geographically, we experienced slight declines across all regions.

Contribution income increased for the three months ended April 2, 2017, primarily due to growth in gross profit coupled with a reduction in operating expenditures, compared to the prior year period. The decrease in operating expenditures is a result of a decrease in our SMB segment headcount primarily related to sales and marketing.

Liquidity and Capital Resources
Our cash and cash equivalents balance decreased from $240.5 million as of December 31, 2016 to $235.7 million as of April 2, 2017. Our short-term investments, which represent the investment of funds available for current operations, slightly increased from $125.5 million as of December 31, 2016 to $125.6 million as of April 2, 2017. Operating activities during the three months ended April 2, 2017 provided cash of $9.3 million falling from $62.0 million in the three months ended April 3, 2016, as a result of unfavorable working capital activities partially offset by increased net income. Cash used in investing activities decreased by $6.5 million mainly due to decreased net spending on purchase of short-term investments. Cash used in financing activities increased by $3.4 million, primarily due to the repurchase of common stock, partially offset by proceeds from the issuance of common stock upon exercise of stock options and our employee stock purchase program. We adopted ASU 2016-09 in the first quarter fiscal 2017 on a retrospective basis and reflected any adjustments as of April 2, 2017. For a detailed discussion of the impacts on our cash flows statements upon the adoption, refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Our days sales outstanding ("DSO") was 75 days as of April 2, 2017, which decreased from 77 days as of December 31, 2016. DSO as of December 31, 2016 was higher due to seasonal payment terms extended to our larger customers. As of April 2, 2017 we have returned to a more normal range of DSO as these extended terms are no longer applicable.
Our accounts payable decreased from $112.4 million at December 31, 2016 to $89.8 million at April 2, 2017. The decrease was primarily attributable to timing of payments.

Inventory increased from $247.9 million at December 31, 2016 to $267.8 million at April 2, 2017. In the three months ended April 2, 2017, we experienced annualized ending inventory turns of approximately 3.4, down from 4.2 turns in the three months ended December 31, 2016.
We enter into foreign currency forward-exchange contracts, which typically mature in five to nine months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record, in the unaudited condensed consolidated balance sheets at each reporting period, the fair value of our forward-exchange contracts and record any fair value adjustments in our unaudited condensed consolidated statements of operations and in our unaudited condensed consolidated balance sheets. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other income (expense), net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within accumulated other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under these authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the three months ended April 2, 2017, we repurchased and retired, reported based on trade date, approximately 0.2 million shares of common stock at a cost of $11.6 million. During the three months ended April 3, 2016, we repurchased and retired, reported based on trade date, 0.3 million shares of common stock at a cost of $10.0 million. As of April 2, 2017, 1.1 million shares remained authorized for repurchase under the repurchase program approved by the Board in July 2015. All shares authorized under previously approved programs were fully utilized. On April 25, 2017, our Board of Directors authorized the repurchase of up to 3.0 million shares of our outstanding common stock which, at the time of authorization, were incremental to the remaining shares under the Company's previous share repurchase program.

We repurchased, as reported based on trade date, approximately 38,000 shares of common stock at a cost of $1.9 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs") during the three months ended April 2, 2017. Similarly, during the three months ended April 3, 2016, we repurchased, as reported based on trade date, approximately 9,000 shares of our common stock at a cost of $0.4 million under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no material changes during the three months ended April 2, 2017 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of April 2, 2017, we had approximately $182 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf.

If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.
As of April 2, 2017, we had $15.7 million of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $1.0 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of April 2, 2017, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to our critical accounting policies and estimates during the three months ended April 2, 2017.

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

During the three months ended April 2, 2017, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The information set forth under Note 8, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. , is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2017.

*We expect our operating results to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

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

•	introductions of new technologies and changes in consumer preferences that result in either unanticipated or unexpectedly rapid product category shifts;

•	seasonal shifts in end market demand for our products, particularly in our Connected Home and Arlo business segments;

•	delays in the introduction of new products by us or market acceptance of these products;

•	unanticipated decreases or delays in purchases of our products by our significant traditional and online retail customers;

•	component supply constraints from our vendors;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	shift in overall product mix sales from higher to lower margin products, or from one business segment to another, that would adversely impact our margins;

•	unanticipated increase in costs, including air freight, associated with shipping and delivery of our products;

•	the inability to maintain stable operations by our suppliers and other parties with which we have commercial relationships;

•	discovery of security vulnerabilities in our products, services or systems, leading to negative publicity, decreased demand or potential liability;

•	unfavorable level of inventory and turns;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	delay or failure of our service provider customers to purchase at the volumes that they forecast;

•	changes in tax rates or adverse changes in tax laws that expose us to additional income tax liabilities;

•	changes in international trade policy and potential U.S. tax overhaul that adversely affect customs, tax or duty rates, including consequences of the "Brexit" process in the United Kingdom;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand, resulting in increased inventory exposure;

•	allowance for bad debts exposure with our existing customers and new customers, particularly as we expand into new international markets;

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the consumer, commercial and service provider markets, and to quickly develop or acquire, and manufacture and sell products that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors' products, we must continue to increase our focus and capital investment in research and development, including software development. For example, we have committed a substantial amount of resources to the development, manufacture, marketing and sale of our Nighthawk home networking products, Arlo security cameras and Orbi WiFi system, and to introducing additional and improved models in these lines. If these products do not continue to maintain or achieve widespread market acceptance, or if we are unsuccessful in capitalizing on other smart home market opportunities, our future growth may be slowed and our financial results could be harmed. Also, as the mix of our business increasingly includes new products and services that require additional investment, this shift may adversely impact our margins, at least in the near-term. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

In addition, we have acquired companies and technologies in the past and as a result, have introduced new product lines in new markets. We may not be able to successfully manage integration of the new product lines with our existing products.

Selling new product lines in new markets will require our management to learn different strategies in order to be successful. We may be unsuccessful in launching a newly acquired product line in new markets which requires management of new suppliers, potential new customers and new business models. Our management may not have the experience of selling in these new markets and we may not be able to grow our business as planned. For example, in 2013, we acquired the AirCard product line from Sierra Wireless. Similarly, we acquired certain technology and intellectual property in connection with our acquisition of AVAAK, Inc. in 2012 that was key to the development of our Arlo security camera products. If we are unable to effectively and successfully further develop these new product lines, we may not be able to increase or maintain our sales and our gross margins may be adversely affected.

We have experienced delays and quality issues in releasing new products in the past, which resulted in lower quarterly net revenue than expected. In addition, we have experienced, and may in the future experience, product introductions that fall short of our projected rates of market adoption. Online Internet reviews of our products are increasingly becoming a significant factor in the success of our new product launches, especially in our Connected Home and Arlo business segments. If we are unable to quickly respond to negative reviews, including end user reviews posted on various prominent online retailers, our ability to sell these products will be harmed. Any future delays in product development and introduction, or product introductions that do not meet broad market acceptance, or unsuccessful launches of new product lines could result in:

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

Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins or loss of market share.

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

*Product security vulnerabilities, data protection breaches and cyber-attacks could disrupt our products or services, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud management service paired with our Arlo security cameras. If malicious actors compromise this cloud service, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service is a relatively new business for us and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems. Our management has spent increasing amounts of time, effort and expense in this area, and in the event of the discovery of a significant product security vulnerability, we would incur additional substantial expenses and our business would be harmed. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services or customer private information, including customer videos and customer personal identification information, or if these third-party systems failed for other reasons, it could result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.

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

*System security risks, data protection breaches and cyber-attacks could disrupt our internal operations or information technology systems, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

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

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our systems and customer data, but these security measures cannot provide absolute security. Potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, social engineering or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

*If we fail to overcome the challenges associated with managing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.

We sell a significant number of products through broadband service providers worldwide. However, the service provider sales channel is challenging and exceptionally competitive. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, rigorous service provider certification processes may delay our sale of new products, or our products ultimately may fail these tests. In either event, we may lose some or all of the amounts we expended in trying to obtain business from the service provider, as well as lose the business opportunity altogether. In addition, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. We have, in exceptional limited circumstances, while still in contract negotiations, shipped products in advance of and subject to agreement on a definitive contract. We do not record revenue from these shipments until a definitive contract exists. There is risk that we do not ultimately close and sign a definitive contract. If this occurs, the timing of revenue recognition is uncertain and our business would be harmed. In addition, we often commence building custom-made products prior to execution of a contract in order to meet the customer's contemplated launch dates and requirements. Service provider products are generally custom-made for a specific customer and may not be salable to other customers or in other channels. If we have pre-built custom-made products but do not come to agreement on a definitive contract, we may be forced to scrap the custom-made products or re-work them at substantial cost and our business would be harmed.

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

*If we lose the services of our Chairman and Chief Executive Officer, Patrick C.S. Lo, or our other key personnel, we may not be able to execute our business strategy effectively.

Our future success depends in large part upon the continued services of our key technical, sales, marketing, finance and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long term succession plan. As a result, if we suffer the loss of services of any key executive, our long term business results may be harmed. While we believe that we have mitigated some of the business execution and business continuity risk with our organization into three business segments with separate leadership teams, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel. In addition, because we do not have a formal long term succession plan, we may not be able to have the proper personnel in place to effectively execute our long term business strategy if Mr. Lo or other key personnel retire, resign or are otherwise terminated.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries, have either changed or are considering changes to their tax laws. These changes are largely punitive to U.S. multinational corporations. Additionally, the Trump Administration along with the U.S. Congress recently announced proposed changes to U.S. tax laws. These proposals are in the preliminary stage and there is no detail as to how such changes might be implemented. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results.

We have been audited by the Italian Tax Authority (ITA) for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. Currently, we are in litigation with the ITA for the 2004 through 2012 years. If we are unsuccessful in defending our tax positions, our profitability will be reduced.

We are also subject to examination by the Internal Revenue Service, or IRS, and other tax authorities, including state revenue agencies and other foreign governments. The IRS commenced an audit of the tax year ended December 31, 2014. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 36% of overall net revenue in each of the first quarter of 2017 and fiscal 2016, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 8, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 29, 2017	—	$—	—	1,335,978
January 30, 2017 - February 26, 2017	171,387	$54.68	167,422	1,168,556
February 27, 2017 - April 2, 2017	79,608	$52.71	45,281	1,123,275
Total	250,995	$54.06	212,703
_________________________

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. On April 25, 2017, our Board of Directors authorized the repurchase of up to 3.0 million shares of our outstanding common stock which, at the time of authorization, were incremental to the remaining shares under our previous share repurchase program.

(2)
During the three months ended April 2, 2017, we repurchased, as reported based on trade date, approximately 38,000 shares of common stock at a cost of $1.9 million to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

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
/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 5, 2017

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant	S-1	4/10/2003	3.3
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant	10-Q	7/31/2015	3.2
3.3	Amended and Restated Bylaws of the registrant	8-K	1/31/2017	3.2
4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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