Form 10-Q
period 2017-07-02
NETGEAR, INC
filed 2017-08-04
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 2, 2017.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 31,604,537 as of July 28, 2017.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	July 2, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$190,676	$240,468
Short-term investments	114,847	125,514
Accounts receivable, net	304,588	313,839
Inventories	263,773	247,862
Prepaid expenses and other current assets	27,705	35,102
Total current assets	901,589	962,785
Property and equipment, net	18,829	19,473
Intangibles, net	30,215	37,899
Goodwill	85,463	85,463
Other non-current assets	79,493	78,836
Total assets	$1,115,589	$1,184,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,886	$112,436
Accrued employee compensation	24,017	33,096
Other accrued liabilities	173,714	170,674
Deferred revenue	36,533	35,301
Income taxes payable	—	5,146
Total current liabilities	307,150	356,653
Non-current income taxes payable	15,721	15,119
Other non-current liabilities	16,796	15,865
Total liabilities	339,667	387,637
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	32	33
Additional paid-in capital	584,097	566,307
Accumulated other comprehensive income (loss)	(4,810)	1,938
Retained earnings	196,603	228,541
Total stockholders’ equity	775,922	796,819
Total liabilities and stockholders’ equity	$1,115,589	$1,184,456
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net revenue	$330,723	$311,655	$654,380	$621,911
Cost of revenue	238,787	213,867	465,512	423,558
Gross profit	91,936	97,788	188,868	198,353
Operating expenses:
Research and development	23,357	21,804	46,040	43,941
Sales and marketing	36,461	36,089	74,690	73,366
General and administrative	12,950	13,035	26,144	25,884
Restructuring and other charges	22	1,311	59	3,989
Litigation reserves, net	53	35	53	45
Total operating expenses	72,843	72,274	146,986	147,225
Income from operations	19,093	25,514	41,882	51,128
Interest income	482	279	887	513
Other income (expense), net	383	(332)	718	(698)
Income before income taxes	19,958	25,461	43,487	50,943
Provision for income taxes	5,376	9,427	12,911	18,320
Net income	$14,582	$16,034	$30,576	$32,623
Net income per share:
Basic	$0.45	$0.49	$0.94	$1.00
Diluted	$0.44	$0.48	$0.91	$0.98
Weighted average shares used to compute net income per share:
Basic	32,352	32,639	32,650	32,578
Diluted	33,116	33,493	33,656	33,390
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net income	$14,582	$16,034	$30,576	$32,623
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on derivative instruments	(6,003)	511	(7,700)	(36)
Unrealized gains (losses) on available-for-sale securities	(27)	46	(82)	147
Other comprehensive income (loss), before tax	(6,030)	557	(7,782)	111
Tax benefit related to derivative instruments	809	—	1,005	—
Tax benefit (provision) related to available-for-sale securities	9	(17)	29	(55)
Other comprehensive income (loss), net of tax	(5,212)	540	(6,748)	56
Comprehensive income	$9,370	$16,574	$23,828	$32,679
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 2, 2017	July 3, 2016
Cash flows from operating activities:
Net income	$30,576	$32,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,224	16,887
Purchase premium amortization/discount accretion on investments, net	100	56
Non-cash stock-based compensation	10,829	9,430
Income tax impact associated with stock option exercises	—	768
Deferred income taxes	1,788	3,857
Changes in assets and liabilities:
Accounts receivable	9,252	60,092
Inventories	(15,911)	5,277
Prepaid expenses and other assets	5,519	3,066
Accounts payable	(39,283)	(9,866)
Accrued employee compensation	(9,079)	3,349
Other accrued liabilities	(1,322)	(34,091)
Deferred revenue	1,232	136
Income taxes payable	(4,544)	(1,482)
Net cash provided by operating activities	3,381	90,102
Cash flows from investing activities:
Purchases of short-term investments	(56,876)	(80,254)
Proceeds from maturities of short-term investments	67,648	50,147
Purchase of property and equipment	(6,162)	(5,060)
Cost method investment	(1,400)	—
Payments made in connection with business acquisition, net of cash acquired	(737)	—
Net cash provided by (used in) investing activities	2,473	(35,167)
Cash flows from financing activities:
Repurchases of common stock	(56,631)	(23,252)
Restricted stock unit withholdings	(5,649)	(3,915)
Proceeds from exercise of stock options	3,972	14,653
Proceeds from issuance of common stock under employee stock purchase plan	2,662	1,645
Net cash used in financing activities	(55,646)	(10,869)
Net increase (decrease) in cash and cash equivalents	(49,792)	44,066
Cash and cash equivalents, at beginning of period	240,468	181,945
Cash and cash equivalents, at end of period	$190,676	$226,011
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global company that delivers innovative networking and Internet connected products to consumers and growing businesses. The Company's products are built on a variety of proven technologies such as wireless (WiFi and LTE), Ethernet and powerline, with a focus on reliability and ease-of-use. The product line consists of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as IP security cameras and home automation devices and services. These products are available in multiple configurations to address the changing needs of the customers in each geographic region in which the Company's products are sold.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the six months ended July 2, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.

Reclassification

In the first quarter of fiscal 2017, the Company reorganized its operating segment structure resulting in a change to its reportable segments. This change primarily impacted Goodwill in Note 4, Balance Sheet Components and Note 11, Segment Information. The prior-year segment financial information has been reclassified to conform to the current-year presentation. None of the changes impact previously reported consolidated net revenue, income from operations, net income per share, total assets, or stockholders’ equity. Refer to Note 11, Segment Information, for a further discussion of the segment reorganization. Additionally, in the first quarter of fiscal 2017, upon adoption of ASU 2016-09, the Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented. Refer to recently adopted accounting pronouncement under Note 2, Summary of Significant Accounting Policies, for a further discussion of the impact from the adoption of ASU 2016-09.

Note 2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s significant accounting policies have not materially changed during the six months ended July 2, 2017.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recent accounting pronouncements

Accounting Pronouncement Recently Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718), which simplifies the accounting for share-based payment transactions. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as an inflow from financing activities with a corresponding outflow from operating activities but will be classified along with other income tax cash flows as an operating activity. The standard also allows the entity to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new guidance became effective for the Company in the first quarter of fiscal 2017.

Upon adoption on January 1, 2017, the Company prospectively recorded all excess tax benefits and tax deficiencies arising from stock awards vesting or settlement as income tax expense or benefit rather than in equity. For the three and six months ended July 2, 2017, the impact of the adoption was the recognition of $1.0 million and $1.8 million, respectively, excess tax benefits as a component of the provision for income taxes. The Company elected to account for forfeitures as they occur, rather than estimating expected forfeitures, which resulted in net cumulative-effect adjustment of $0.2 million decrease to retained earnings as of January 1, 2017. The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of $1.4 million for the six months ended July 3, 2016, respectively, on the unaudited condensed consolidated statements of cash flows. The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the consolidated statements of cash flows since the Company has historically been presented such cash flows as a financing activity.

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

The Company anticipates adopting the new standard effective January 1, 2018. Although the Company is still in the process of evaluating the impact of the new standard on its financial statements, at this stage of the process, it does not believe the adoption of ASU 2014-09 will have a significant impact on the amount or timing of its revenues. The Company has identified major revenue streams, performed an analysis of a sample of contracts to evaluate the impact of the standard, and begun the drafting of its accounting policies and evaluating the new disclosure requirements. To date, the Company believes it will be impacted by the requirement of the new standard to estimate for yet to be committed sales incentives at the time revenue is recognized. Under Topic 605, these incentives are recognized as a reduction of revenue at the later of when the related revenue is recognized or when the program is offered to the channel partner. Applying Topic 606, where customary business practice of providing such incentives is determined, there is a timing difference and will require the Company upon adoption to record an estimate of yet to be committed future sales incentives with respect to revenue already recognized. The actual impact upon adoption will be based on open contracts existing at December 31, 2017 and is subject to the finalization of its transition method. In addition, the Company has determined that the presentation of certain reserve balances currently shown net within accounts receivable will be presented as refund liabilities within current liabilities upon adoption. The Company expects to complete the assessment process, including selecting a transition method for adoption, by the end of the third quarter of fiscal 2017, and to complete the implementation process, including adding procedures and evaluating necessary disclosures, prior to the first quarter of fiscal 2018.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation: Scope of Modification Accounting" (Topic 718), which clarifies when changes to the terms or conditions of a share-based payment award must by accounted for as modifications. Under the new guidance, an entity will not apply modification accounting if the award's fair value, vesting conditions and classification are the same immediately before and after the change. ASU 2017-09 is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted. The guidance should be applied prospectively

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to award modified on or after the adoption date. The Company does not expect it to have material impacts on its financial position, results of operations or cash flows.

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
The $3.7 million of goodwill recorded on the acquisition of Placemeter is not deductible for U.S. federal or U.S. state income tax purposes. The goodwill recognized, which was assigned to the Company's former retail segment upon acquisition and was allocated to the Arlo segment under its current reporting structure, is primarily attributable to expected synergies resulting from the acquisition.
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4.	Balance Sheet Components

Available-for-sale short-term investments

	As of
	July 2, 2017				December 31, 2016
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
U.S. treasuries	$112,987	$—	$(113)	$112,874	$123,869	$9	$(40)	$123,838
Certificates of deposit	158	—	—	158	148	—	—	148
Total	$113,145	$—	$(113)	$113,032	$124,017	$9	$(40)	$123,986

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

Accounts receivable, net

	As of
	July 2, 2017	December 31, 2016
	(In thousands)
Gross accounts receivable	$323,291	$333,080
Allowance for doubtful accounts	(1,256)	(1,255)
Allowance for sales returns	(15,029)	(13,506)
Allowance for price protection	(2,418)	(4,480)
Total allowances	(18,703)	(19,241)
Total accounts receivable, net	$304,588	$313,839

Inventories

	As of
	July 2, 2017	December 31, 2016
	(In thousands)
Raw materials	$3,691	$4,596
Work in process	5	—
Finished goods	260,077	243,266
Total inventories	$263,773	$247,862

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

	As of
	July 2, 2017	December 31, 2016
	(In thousands)
Computer equipment	$10,174	$10,557
Furniture, fixtures and leasehold improvements	21,324	20,827
Software	28,789	28,663
Machinery and equipment	57,073	63,446
Total property and equipment, gross	117,360	123,493
Accumulated depreciation and amortization	(98,531)	(104,020)
Total property and equipment, net	$18,829	$19,473

Depreciation and amortization expense pertaining to property and equipment was $3.1 million and $6.5 million for the three and six months ended July 2, 2017, respectively, and $4.2 million and $8.1 million for the three and six months ended July 3, 2016, respectively.

Intangibles, net

	As of July 2, 2017
	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$66,599	$(60,920)	$5,679
Customer contracts and relationships	56,500	(33,918)	22,582
Other	11,045	(9,091)	1,954
Total intangibles, net	$134,144	$(103,929)	$30,215

	As of December 31, 2016
	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$66,599	$(57,381)	$9,218
Customer contracts and relationships	56,500	(30,375)	26,125
Other	11,045	(8,489)	2,556
Total intangibles, net	$134,144	$(96,245)	$37,899

Amortization of intangibles was $3.2 million and $7.7 million for the three and six months ended July 2, 2017, respectively, and $4.3 million and $8.5 million for the three and six months ended July 3, 2016, respectively.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows:

As of July 2, 2017
(In thousands)
2017 (remaining six months)	$5,227
2018	9,396
2019	7,544
2020	6,622
2021	1,413
Thereafter	13
Total estimated amortization expense	$30,215

Goodwill

As discussed in Note 11, Segment Information, during the first quarter of fiscal 2017, the Company's Chief Operating Decision Maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. With these changes, the Company revised its reportable segments. Beginning fiscal 2017, the Company operates and reports in three segments: Arlo, Connected Home, and Small and Medium Business ("SMB"). Goodwill was reallocated to the reportable segments using a relative fair value approach. As a result, the Company completed assessments of any potential goodwill impairment for all reportable segments immediately prior to and after the reallocation and determined that no impairment existed.

The carrying amount of goodwill under these segments during the six months ended July 2, 2017 are as follows:

	Arlo	Connected Home	SMB	Total
	(In thousands)
Goodwill as of January 1, 2017	$21,149	$28,035	$36,279	$85,463
Goodwill as of July 2, 2017	$21,149	$28,035	$36,279	$85,463

Other non-current assets

	As of
	July 2, 2017	December 31, 2016
	(In thousands)
Non-current deferred income taxes	$70,168	$70,859
Other	9,325	7,977
Total other non-current assets	$79,493	$78,836

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other accrued liabilities

	As of
	July 2, 2017	December 31, 2016
	(In thousands)
Sales and marketing	$72,026	$74,330
Warranty obligation	60,451	58,520
Freight	5,510	8,980
Other	35,727	28,844
Total other accrued liabilities	$173,714	$170,674

Note 5.	Derivative Financial Instruments

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

The Company’s foreign currency forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counter-parties of its forward contracts. The Company enters into derivative contracts with high-quality financial institutions. In addition, the derivative contracts typically mature in less than eleven months and the Company continuously evaluates the credit standing of its counter-party financial institutions. The counter-parties to these arrangements are large, highly rated financial institutions and the Company does not consider non-performance a material risk.

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

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of July 2, 2017 and December 31, 2016 are summarized as follows:

Derivative Assets	Balance Sheet Location	Fair Value at July 2, 2017	Balance Sheet Location	Fair Value at December 31, 2016
		(In thousands)		(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$438	Prepaid expenses and other current assets	$5,873
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	1,237	Prepaid expenses and other current assets	2,890
Total		$1,675		$8,763

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative Liabilities	Balance Sheet Location	Fair Value at July 2, 2017	Balance Sheet Location	Fair Value at December 31, 2016
		(In thousands)		(In thousands)
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$2,935	Other accrued liabilities	$1,002
Derivative liabilities designated as hedging instruments	Other accrued liabilities	6,365	Other accrued liabilities	703
Total		$9,300		$1,705

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

The following tables set forth the offsetting of derivative assets as of July 2, 2017 and December 31, 2016:

As of July 2, 2017				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$1,180	$—	$1,180	$(1,180)	$—	$—
Wells Fargo	495	—	495	(495)	—	—
Total	$1,675	$—	$1,675	$(1,675)	$—	$—

As of December 31, 2016				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$1,492	$—	$1,492	$(442)	$—	$1,050
Wells Fargo	7,271	—	7,271	(1,263)	—	6,008
Total	$8,763	$—	$8,763	$(1,705)	$—	$7,058

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative liabilities as of July 2, 2017 and December 31, 2016:

As of July 2, 2017				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$6,587	$—	$6,587	$(1,180)	$—	$5,407
Wells Fargo	2,713	—	2,713	(495)	—	2,218
Total	$9,300	$—	$9,300	$(1,675)	$—	$7,625

As of December 31, 2016				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$442	$—	$442	$(442)	$—	$—
Wells Fargo	1,263	—	1,263	(1,263)	—	—
Total	$1,705	$—	$1,705	$(1,705)	$—	$—

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for five to eleven months. The Company enters into about ten forward contracts per quarter with an average size of approximately $8.0 million USD equivalent related to its cash flow hedging program.

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through other income (expense), net. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the six months ended July 2, 2017 and July 3, 2016.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The pre-tax effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three and six months ended July 2, 2017 and July 3, 2016 are summarized as follows:

Derivatives Designated as Hedging Instruments	Three Months Ended July 2, 2017
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)	Location of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(6,935)	Net revenue	$(1,008)	Other income (expense), net	$381
Foreign currency forward contracts	—	Cost of revenue	(1)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	77	Other income (expense), net	—
Total	$(6,935)		$(932)		$381
_________________________
(1) Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Six Months Ended July 2, 2017
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)	Location of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(7,052)	Net revenue	$1,027	Other income (expense), net	$668
Foreign currency forward contracts	—	Cost of revenue	(14)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(365)	Other income (expense), net	—
Total	$(7,052)		$648		$668
_________________________
(1) Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Three Months Ended July 3, 2016
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)	Location of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$88	Net revenue	$(407)	Other income (expense), net	$18
Foreign currency forward contracts	—	Cost of revenue	(2)	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	(14)	Other income (expense), net	—
Total	$88		$(423)		$18
_________________________
(1) Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Six Months Ended July 3, 2016
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gain (Loss) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)	Location of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(699)	Net revenue	$(719)	Other income (expense), net	$53
Foreign currency forward contracts	—	Cost of revenue	—	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	56	Other income (expense), net	—
Total	$(699)		$(663)		$53
_________________________
(1) Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities that may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about four non-designated derivatives per quarter. The average size of its non-designated hedges is approximately $2.0 million USD equivalent and these hedges range from one to three months in duration.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s non-designated hedge included in other income (expense), net in the unaudited condensed consolidated statements of operations for the six months ended July 2, 2017 and July 3, 2016 are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended		Six Months Ended
		July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(2,893)	$1,185	$(4,246)	$(759)

Note 6.	Net Income Per Share

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
Net income per share for the three and six months ended July 2, 2017 and July 3, 2016 are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands, except per share data)
Numerator:
Net income	$14,582	$16,034	$30,576	$32,623

Denominator:
Weighted average common shares - basic	32,352	32,639	32,650	32,578
Potentially dilutive common share equivalent	764	854	1,006	812
Weighted average common shares - dilutive	$33,116	$33,493	$33,656	$33,390

Basic net income per share	$0.45	$0.49	$0.94	$1.00
Diluted net income per share	$0.44	$0.48	$0.91	$0.98

Anti-dilutive employee stock-based awards, excluded	782	431	271	310

Note 7.	Income Taxes

The income tax provision for the three and six months ended July 2, 2017, was $5.4 million, or an effective tax rate of 26.9%, and $12.9 million, or an effective tax rate of 29.7%, respectively. The income tax provision for the three and six months ended July 3, 2016, was $9.4 million, or an effective tax rate of 37.0%, and $18.3 million, or an effective tax rate of 36.0%, respectively. The effective tax rate for the three and six months ended July 2, 2017 compared to the three and six months ended July 3, 2016, decreased mainly due to lower pre-tax earnings and differences in the accounting treatment of excess tax benefits related to stock awards. The Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting" on January 1, 2017, which requires excess tax benefits or deficiencies to be reflected in the unaudited condensed consolidated statements of operations as a component of the provision for income taxes whereas they previously were recorded in equity. Total excess tax benefits recognized in the three and six months ended July 2, 2017 was $1.0 million and $1.8 million, respectively. Additionally, for the three months ended July 2, 2017, the Company had a one-time benefit related to the geographic distribution of earnings for tax purposes of $0.4 million. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of July 2, 2017, the Company had approximately $152.8 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Warranty Obligation
Changes in the Company’s warranty obligation, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Balance as of beginning of the period	$56,336	$49,908	$58,520	$56,706
Provision for warranty obligation made during the period	34,515	18,593	61,268	34,808
Settlements made during the period	(30,400)	(18,108)	(59,337)	(41,121)
Balance at end of period	$60,451	$50,393	$60,451	$50,393

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 2, 2017.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 2, 2017.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have equity awards vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of July 2, 2017.

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

In September 2013, Broadcom filed petitions in the USPTO at the Patent Trial and Appeal Board (PTAB) seeking inter partes review (“IPR”) of Ericsson’s three patents that the jury found were infringed by the Company and other defendants. On March 6, 2015, the PTAB invalidated all the claims of these three patents that were asserted against the Company and other defendants at trial -- claim 1 of the '625 Patent, claims 1 and 5 of the '568 Patent, and claims 1 and 2 of the '215 Patent -- ruling these claims were anticipated or obvious in light of prior art. The PTAB also rejected two motions to amend by Ericsson, which sought to substitute certain proposed claims in the '625 and '568 patents, should they be found unpatentable by the PTAB. This PTAB decision comes on top of the Federal Circuit decision (a) vacating the jury verdict after finding that the district court had not properly instructed the jury on royalty rates and Ericsson’s licensing promises, and (b) ruling that no reasonable jury could have found the ‘625 Patent infringed. Ericsson appealed the PTAB decision to the Federal Circuit and also requested that the PTAB reconsider its decision, but the PTAB denied Ericsson’s request for reconsideration. Accordingly, the Company reversed the accruals related to this case in the first fiscal quarter of 2015. On September 16, 2016, the Federal Circuit upheld the invalidity of certain claims of the '625 Patent, the '568 Patent, and '215 Patent, as previously determined by the PTAB. The Federal Circuit only issued one precedential written opinion, on the 215 Patent; the PTAB invalidity rulings on the '625 and '568 Patents were upheld without a written decision. Ericsson petitioned the Federal Circuit for an en banc rehearing of the Federal Circuit's appeal decision, and the Federal Circuit agreed to the en banc rehearing. Arguments before the en banc panel of the Federal Circuit took place in May 2017, and the Federal Circuit has not yet released its en banc opinion. The present status of the case continues to be that the Company does not infringe on any valid Ericsson patent.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In June 2015, the Company filed with the Provincial Tax Court of Milan an appeal brief including a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2005 through 2006 tax years. The hearing for suspension was held and the Request for Suspension of payment was granted. The hearing for the validity of the tax assessment for 2005 and 2006 was held in December 2015 with the Provincial Tax Court issuing its decision in favor of the Company. The Inland Revenue Agency filed its appeal with the Regional Tax Court. The Company filed its counter brief on September 30, 2016 and the hearing was held on March 22, 2017. A decision favorable to the Company was issued by the Court on July 5, 2017. The Italian Tax Authority has until November 10, 2017 to appeal the decision.

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

With respect to 2011 through 2012, the Company has filed its appeal brief on February 26, 2016 with the Provincial Tax Court to contest this assessment. The hearing for suspension was held and the Request for Suspension of payment was granted. On October 13, 2016, the Company filed its brief with the Provincial Tax Court. The hearing was held on October 24, 2016 and a decision favorable to the Company was issued by the Court. The Inland Revenue Agency appealed the decision on April 24, 2017. The Company filed its counter brief on June 16, 2017.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Tessera complaint alleges that the following respondents unlawfully import into the U.S., sell for importation, and/or sell within the U.S. after importation certain semiconductor devices, semiconductor device packages, and products containing the same that infringe one or more claims of U.S. Patent Nos. 6,856,007 (the ‘007 patent), 6,849,946 (the ‘946 patent), and 6,133,136 (the ‘136 patent) (collectively, the “asserted patents”): Broadcom Limited of Singapore; Broadcom Corp. of Irvine, California; Avago Technologies Limited of Singapore; Avago Technologies U.S. Inc. of San Jose, California; Arista Networks, Inc. of Santa Clara, California; ARRIS International plc of Suwanee, Georgia; ARRIS Group, Inc. of Suwanee, Georgia; ARRIS Technology, Inc. of Horsham, Pennsylvania; ARRIS Enterprises LLC of Suwanee, Georgia; ARRIS Solutions, Inc. of Suwanee, Georgia; Pace Ltd. (formerly Pace plc) of England; Pace Americas, LLC of Boca Raton, Florida; Pace USA, LLC of Boca Raton, Florida; ASUSTeK Computer Inc. of Taiwan; ASUS Computer International of Fremont, California; Comcast Cable Communications, LLC of Philadelphia, Pennsylvania; Comcast Cable Communications Management, LLC of Philadelphia, Pennsylvania; Comcast Business Communications, LLC of Philadelphia, Pennsylvania; HTC Corp. of Taiwan; HTC America, Inc. of Bellevue, Washington; Technicolor S.A. of France; Technicolor USA, Inc. of Indianapolis, Indiana; Technicolor Connected Home USA LLC of Indianapolis, Indiana; and the Company.

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

In the complaint, Tessera states that the respondents import and sell products that infringe the asserted patents. In particular, the complaint refers to multiple categories of accused semiconductor products associated with Broadcom and asserts that the remaining respondents import and sell products that contain these infringing Broadcom semiconductor products. Tessera requested that the Commission issue a permanent limited exclusion order and a permanent cease and desist order directed at the respondents and related entities.

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

On June 30, 2017 the ALJ released the Initial Determination based on the 5-day evidentiary hearing and related briefing. For the ‘946 patent, the ALJ found the four (4) claims infringed and valid, and that there is a domestic industry. For the ‘136 patent, the ALJ found the nine (9) claims were infringed and valid, but no domestic industry. For the ‘007 patent, the ALJ found (1) one claim infringed by the Company and Technicolor, claims 13 and 16 not infringed, all three asserted claims invalid, including the one claim found to be infringed, and no domestic industry.

In summary, the ALJ found a violation of section 337 of the Tariff Act due to infringement by the Company and other respondents of the ‘946 patent, but not as to the ‘136 patent or ‘007 patent. There is no violation with respect to the ‘136 patent even though it was found to be infringed and valid by the ALJ because Tessera could not show a domestic industry.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At this point, there is one patent remaining in the ITC action (the ‘946 patent), but this one patent could prevent the Company (and all the other respondents) from importing Broadcom-based products into the United States. There is no immediate legal effect from the ALJ’s Initial Determination, and the respondents will appeal the adverse portions of the Initial Determination ahead of the Commission’s Final Determination on October 30, 2017. If the Final Determination is not favorable to the respondents or the matter is not otherwise resolved, e.g.,via settlement, then any exclusion order (injunction) on the Company (and all the other respondents) importing Broadcom-based products into the U.S. would go into effect the next day (October 31, 2017) (subject to postponement by up to two months until December 31, 2017 during the presidential review period upon posting of a bond by the Company). Such exclusion order on the Company’s (and all the other respondents’) importation of Broadcom-based products into the United States would potentially last until the ‘946 patent expires on August 31, 2018.

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

Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on June 27, 2017, the Company and e.Digital settled the lawsuit for a one-time payment from the Company to e.Digital in return for a license to the Company to the e.Digital patents and applications that are currently owned by e.Digital. The lawsuit against the Company was dismissed with prejudice on July 5, 2017, and the case was closed by the Court.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The answer was originally due on January 12, 2017, but the Company received an extension until February 21, 2017 to answer the complaint.  On that date, the Company answered the complaint by submitting a motion to dismiss the complaint because of Script’s failure to properly and sufficiently state a claim for relief. On March 3, 2017, Script filed its consolidated response to the various Defendants’ (including the Company’s) Motions to Dismiss for Failure to State a Claim. The Company’s reply brief was submitted on March 10, 2017. The Company also recently received Script’s infringement contentions.

Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on July 18, 2017, the Company and Script Security came to verbal agreement in principle to settle the lawsuit for a one-time payment from the Company to Script Security in return for a license to the Company to the Script Security patents and applications that are currently owned by Script Security. The parties are drafting the written settlement agreement, and the Company anticipates that the case will ultimately settle and be dismissed with prejudice.

The proposed settlement will not have a material financial impact on the Company.

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

The Company received an extension until May 8, 2017 to answer the complaint and answered the complaint on that date. It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The ’281 Patent expired on September 21, 2012, and thus, the statute of limitations period for damages calculations is limited to March 8, 2011 to September 21, 2012.

The Company has not yet answered the complaint, and after requesting an extension to answer, the Company’s answer is now due on May 22, 2017. The Company received an additional extension to answer the complaint. Before answering, however, without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on June 27, 2017, the Company and Hybrid settled the lawsuit for a one-time payment from the Company to Hybrid in return for a license to the Company to the Hybrid patent in suit and all related patents and patent applications. The lawsuit against the Company was dismissed with prejudice on June 30, 2017, and the case was closed by the Court.

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

The Company received an extension until June 7, 2017 to answer the complaint, and the Company answered the complaint on that date by requesting a transfer out of the Eastern District of Texas, as the Company’s legal position is that venue is improper in the Eastern District of Texas.

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

On June 15, 2017, Plaintiffs filed an amended complaint, adding two new named plaintiffs, both residents of California, and also adding the Company’s C6300 cable gateway as a product at issue. The parties agreed to extend the Company’s time to answer the complaint to August 11, 2017.

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

The Company answered an amended complaint on July 7, 2017. In its answer, the Company objected to venue and recited that objection as a specific affirmative defense, so as to expressly reserve the same. The Company also raised several other affirmative defenses in its answer.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Hera Wireless v. NETGEAR, Inc.

On July 14, 2017, the Company was sued by Sisvel (via Hera Wireless) in the District of Delaware on three related patents allegedly covering the 802.11n standard. Similar complaints were filed against Amazon, ARRIS, Belkin, Buffalo, and Roku. The Company has not yet answered the complaint.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.	Stockholders' Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. On April 25, 2017, the Company's Board of Directors authorized the repurchase of up to 3.0 million shares of the Company’s outstanding common stock which, at the time of authorization, were incremental to the remaining shares under the Company's previous share repurchase program. As of July 2, 2017, 3.2 million shares remained authorized for repurchase under the repurchase programs approved by the Board in July 2015 and April 2017. All shares authorized under previously approved programs were fully utilized. The Company repurchased, as reported based on trade date, 1.1 million shares of common stock at a cost of $56.6 million during the six months ended July 2, 2017. The Company repurchased, reported based on trade date, 0.6 million shares of common stock at a cost of $23.3 million under the repurchase authorization during the six months ended July 3, 2016.

The Company repurchased, as reported based on trade date, approximately 0.1 million shares of common stock at a cost of $5.6 million to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the six months ended July 2, 2017. Similarly, during the six months ended July 3, 2016, the Company repurchased, as reported based on trade date, approximately 91,000 shares of common stock at a cost of $3.9 million to help facilitate tax withholding for RSUs.

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

Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component for the six months ended July 2, 2017 and July 3, 2016:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2016	$(31)	$2,230	$(261)	$1,938
Other comprehensive loss before reclassifications	(82)	(7,052)	807	(6,327)
Less: Amount reclassified from accumulated other comprehensive income	—	648	(227)	421
Net current period other comprehensive income (loss)	(82)	(7,700)	1,034	(6,748)
Balance as of July 2, 2017	$(113)	$(5,470)	$773	$(4,810)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2015	$(64)	$43	$24	$3
Other comprehensive income (loss) before reclassifications	147	(699)	177	(375)
Less: Amount reclassified from accumulated other comprehensive income	—	(663)	232	(431)
Net current period other comprehensive income (loss)	147	(36)	(55)	56
Balance as of July 3, 2016	$83	$7	$(31)	$59

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and six months ended July 2, 2017 and July 3, 2016:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended July 2, 2017		Six Months Ended July 2, 2017
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
	(In thousands)		(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$(1,008)	Net revenue	$1,027	Net revenue
Foreign currency forward contracts	$(1)	Cost of revenue	$(14)	Cost of revenue
Foreign currency forward contracts	77	Operating expenses	(365)	Operating expenses
	$(932)	Total before tax	$648	Total before tax
	326	Tax impact	(227)	Tax impact
	$(606)	Total, net of tax	$421	Total, net of tax

Details about Accumulated Other Comprehensive Income Components	Three Months Ended July 3, 2016		Six Months Ended July 3, 2016
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
	(In thousands)		(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$(407)	Net revenue	$(719)	Net revenue
Foreign currency forward contracts	(2)	Cost of revenue	—	Cost of revenue
Foreign currency forward contracts	(14)	Operating expenses	56	Operating expenses
	(423)	Total before tax	(663)	Total before tax
	148	Tax impact	232	Tax impact
	$(275)	Total, net of tax	$(431)	Total, net of tax

Note 10.	Employee Benefit Plans

The Company grants options and RSUs under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Award vesting periods for this plan are generally four years. As of July 2, 2017, approximately 2.0 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors the ESPP, pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. As of July 2, 2017, approximately 0.9 million shares were available for issuance under the ESPP.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity

Stock option activity during the six months ended July 2, 2017 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2016	1,884	$31.14
Granted	328	42.70
Exercised	(142)	27.84
Cancelled	—	—
Expired	(1)	30.66
Outstanding as of July 2, 2017	2,069	$33.20

RSU Activity

RSU activity during the six months ended July 2, 2017 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2016	996	$36.22
Granted	544	49.59
Vested	(361)	34.99
Cancelled	(28)	44.61
Outstanding as of July 2, 2017	1,151	$42.72

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below sets forth the weighted average assumptions used to estimate the fair value of option grants and purchase rights granted under the ESPP during the three and six months ended July 2, 2017 and July 3, 2016.

	Three Months Ended				Six Months Ended
	Stock Options		ESPP		Stock Options		ESPP
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Expected life (in years)	4.4	NA	NA	NA	4.4	4.4	0.5	0.5
Risk-free interest rate	1.65%	NA	NA	NA	1.65%	1.28%	0.66%	0.42%
Expected volatility	31.6%	NA	NA	NA	31.6%	35.4%	27.6%	44.7%
Dividend yield	—	NA	NA	NA	—	—	—	—
The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Cost of revenue	$542	$451	$978	$890
Research and development	1,373	1,118	2,692	1,984
Sales and marketing	1,438	1,338	2,685	2,535
General and administrative	2,348	2,112	4,474	4,021
Total stock-based compensation	$5,701	$5,019	$10,829	$9,430

As of July 2, 2017, $9.0 million of unrecognized compensation cost related to stock options, adjusted for estimated forfeitures, is expected to be recognized over a weighted-average period of 2.8 years. $44.3 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.8 years.

Note 11.	Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM.

In the first quarter of fiscal 2017, the Company's CODM requested changes to the information that he regularly reviews for purposes of allocating resources and assessing performance. The Company reorganized its operating segment structure, resulting in a change to its reportable segments. The former Service Provider segment was integrated into the current segments which are organized by product groups. Beginning fiscal 2017, the Company operates and reports in three segments: Arlo, Connected Home, and Small and Medium Business ("SMB"):

•Arlo: Focused on intelligent internet-connected products for consumers and business that provide security and safety;

•	Connected Home: Focused on consumers and consists of high-performance, dependable and easy-to-use LTE and WiFi internet networking solutions; and

•
SMB: Focused on small and medium-sized businesses and consists of business networking, storage and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price.

The Company believes that this structure reflects its current operational and financial management, and provides the best structure for the Company to focus on growth opportunities while maintaining financial discipline. Each segment contains leadership focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers.

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

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016*	July 2, 2017	July 3, 2016*
	(In thousands, except percentage data)
Net revenue:
Arlo	$78,732	$38,585	$139,444	$62,850
Connected Home	185,905	198,654	380,266	414,764
SMB	66,086	74,416	134,670	144,297
Total net revenue	$330,723	$311,655	$654,380	$621,911
Contribution income:
Arlo	$3,172	$389	$3,493	$(3,441)
Arlo contribution margin	4.0%	1.0%	2.5%	(5.5)%
Connected Home	$25,124	$33,228	$56,836	$75,257
Connected Home contribution margin	13.5%	16.7%	14.9%	18.1%
SMB	$16,752	$18,846	$35,256	$34,241
SMB contribution margin	25.3%	25.3%	26.2%	23.7%

Total segment contribution income	$45,048	$52,463	$95,585	$106,057
Corporate and unallocated costs	(17,033)	(16,418)	(35,234)	(33,134)
Amortization of intangibles (1)	(3,146)	(4,166)	(7,528)	(8,331)
Stock-based compensation expense	(5,701)	(5,019)	(10,829)	(9,430)
Restructuring and other charges	(22)	(1,311)	(59)	(3,989)
Litigation reserves, net	(53)	(35)	(53)	(45)
Interest income	482	279	887	513
Other income (expense), net	383	(332)	718	(698)
Income before income taxes	$19,958	$25,461	$43,487	$50,943
_________________________

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.
* Prior year financial information for each reportable segment has been recast to conform to the current reportable segment structure effective on January 1, 2017.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table shows net revenue from service provider customers within each of the reportable segments for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Arlo	$7,972	$5,236	$9,949	$11,217
Connected Home	48,485	61,356	101,678	138,208
SMB	588	746	1,378	2,194
Total service provider net revenue	$57,045	$67,338	$113,005	$151,619

The Company conducts business across three geographic regions: Americas, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific ("APAC"). Net revenue by geography comprises gross revenue less such items as end-user customer rebates and other channel sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, sales returns and price protection. For reporting purposes revenue is attributed to each geographic region based on the location of the customer. The following table shows net revenue by geography for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
United States (U.S.)	$221,387	$203,508	$427,512	$392,874
Americas (excluding U.S.)	5,562	7,400	11,066	11,884
EMEA	55,204	51,653	113,649	116,158
APAC	48,570	49,094	102,153	100,995
Total net revenue	$330,723	$311,655	$654,380	$621,911

Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations:

	As of
	July 2, 2017	December 31, 2016
	(In thousands)
United States	$8,806	$9,542
Canada	2,045	2,745
EMEA	171	210
China	5,906	5,219
APAC (excluding China)	1,901	1,757
Total property and equipment, net	$18,829	$19,473

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.	Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of July 2, 2017:

	As of July 2, 2017
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$25,007	$25,007	$—	$—
Available-for-sale securities: U.S. treasuries (1)	112,874	112,874	—	—
Available-for-sale securities: certificates of deposit (1)	158	158	—	—
Trading securities: mutual funds (1)	1,815	1,815	—	—
Foreign currency forward contracts (2)	1,675	—	1,675	—
Total assets measured at fair value	$141,529	$139,854	$1,675	$—
________________________

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

	As of July 2, 2017
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Liabilities:
Foreign currency forward contracts (3)	$9,300	$—	$9,300	$—
Total liabilities measured at fair value	$9,300	$—	$9,300	$—
_________________________

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	As of December 31, 2016
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$17,027	$17,027	$—	$—
Available-for-sale securities: U.S. treasuries (1)	123,838	123,838	—	—
Available-for-sale securities: certificates of deposit (1)	148	148	—	—
Trading securities: mutual funds (1)	1,528	1,528	—	—
Foreign currency forward contracts (2)	8,763	—	8,763	—
Total assets measured at fair value	$151,304	$142,541	$8,763	$—
_________________________

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2016
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Liabilities:
Foreign currency forward contracts (3)	$1,705	$—	$1,705	$—
Total liabilities measured at fair value	$1,705	$—	$1,705	$—
_________________________

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of July 2, 2017 and December 31, 2016, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 13.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.2 million and $4.5 million for the three and six months ended July 2, 2017, respectively, and $2.7 million and $4.8 million for the three and six months ended July 3, 2016, respectively.

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

No significant restructuring and other charges were recognized during the three and six months ended July 2, 2017. Restructuring and other charges recognized in the three and six months ended July 3, 2016 was primarily related to severance, other one-time termination benefits and other associated costs. Amounts attributable to lease contract termination charges will be paid over the remaining lease term until January 2022.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the activity related to accrued restructuring and other charges for the six months ended July 2, 2017:

	Accrued Restructuring and Other Charges at December 31, 2016	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at July 2, 2017
	(In thousands)
Restructuring
Employee termination charges	$6	$—	$—	$—	$6
Lease contract termination and other charges	1,402	59	(202)	—	1,259
Total Restructuring and other charges	$1,408	$59	$(202)	$—	$1,265

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Executive Overview

We are a global company that delivers innovative networking and Internet connected products to consumers and growing businesses. Our products are built on a variety of proven technologies such as wireless (WiFi and LTE), Ethernet and powerline, with a focus on reliability and ease-of-use. Our product line consists of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as IP security cameras and home automation devices and services. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which our products are sold.

In the first quarter of fiscal 2017, our Chief Operating Decision Maker requested changes to the information that he regularly reviews for purposes of allocating resources and assessing performance. By consequence, we reorganized our operating segment structure, resulting in a change to our reportable segments. The former Service Provider segment was integrated into the current segments which are organized by product groups. Beginning fiscal 2017, we operate and report in three segments: Arlo, Connected Home, and Small and Medium Business ("SMB"). For additional information on the changes in the reportable segments, refer to Note 11, Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

We believe that this structure reflects our current operational and financial management, and provides the best structure for us to focus on growth opportunities while maintaining financial discipline. Each segment contains leadership focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. The Arlo segment is focused on intelligent internet-connected products for consumers and business that provide security and safety. The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use LTE and WiFi internet networking solutions. The SMB segment is focused on small and medium-sized businesses and consists of business networking, storage and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

The markets in which all of our segments operate are intensely competitive and subject to rapid technological change. We believe that the principal competitive factors in the consumer and small and medium-sized businesses markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, security, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and enhancing our current products while continuing to expand our channels and maintaining customer satisfaction worldwide. Among these investments is an enhanced focus on cybersecurity relating to our products and systems, as the threat of cyber-attacks and exploitation of potential security vulnerabilities in our industry is on the rise and is increasingly a significant consumer concern.

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

During the second quarter of fiscal 2017, we experienced a 6.1% increase in net revenue while income from operations fell 25.1% compared to the second quarter of fiscal 2016. The increase in net revenue was attributable to the performance of our Arlo segment which saw net revenue increase by 104.0%, partially offset by declines in both the Connected Home and SMB of 6.4% and 11.2%, respectively. The increase in Arlo segment net revenue was mainly driven by our Arlo smart camera product line which continues to experience strong end user demand within a high growth market. The decrease in Connected Home net revenue was primarily due to lower gross shipments of broadband modem and gateway products, partially offset by increased gross shipments of mobile and home wireless products. SMB experienced a decline in net revenue across all product categories led by switches, SMB wireless and storage compared to the prior year period. Income from operations fell $6.4 million compared to the prior year period, mainly due to contribution income declines in Connected Home and SMB, partially offset by contribution profit improvement in Arlo. The contribution income declines in Connected Home and SMB were as a result of lower gross margin attainment, due in part to higher investment in channel promotional activities as well as increased sales returns. The increase in Arlo contribution income was due to the growth in net revenue not being met with proportionate increases in operating expenditures.

On a geographic basis, net revenue increased in the Americas and EMEA, declining slightly in APAC. The increase in Americas net revenue was primarily driven by higher gross shipments of our Arlo security cameras, home wireless and mobile products, offset by declines in gross shipments of broadband modem and gateway products and powerline products. The increase in EMEA was primarily driven by increased gross shipments of Arlo security cameras, mobile products, home wireless and switches. The increase was partially offset by falls in gross shipments of our broadband modem and gateway products and powerline products. APAC net revenue decreased slightly due to a decline in gross shipments of broadband modem and gateway products and switches, offset by increased gross shipments of home wireless products, led by our Orbi home WiFi system.

Looking forward, we expect strong growth in our Arlo segment driven by increasing demand for our Arlo smart camera products as well as through new product category introductions. We expect growth in our Connected Home segment mainly driven by increasing demand for our home WiFi systems and we expect to enhance our product portfolio to further service preexisting markets. In addition, we expect a shift in consumer preference away from single point WiFi routers to whole Home WiFi Systems which may require increased marketing and promotional expenditure to achieve similar levels of market share. We also expect growth in our SMB segment driven by sales of our 10Gig, PoE, and web-managed switches and rackmount storage products. We expect net revenue from service provider customers to be approximately $55 million per quarter for the remainder of fiscal 2017.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations for the three and six months ended July 2, 2017, with the comparable reporting period in the preceding year.

	Three Months Ended				Six Months Ended
	July 2, 2017		July 3, 2016		July 2, 2017		July 3, 2016
	(In thousands, except percentage data)
Net revenue	$330,723	100.0%	$311,655	100.0%	$654,380	100.0%	$621,911	100.0%
Cost of revenue	238,787	72.2%	213,867	68.6%	465,512	71.1%	423,558	68.1%
Gross profit	91,936	27.8%	97,788	31.4%	188,868	28.9%	198,353	31.9%
Operating expenses:
Research and development	23,357	7.1%	21,804	7.0%	46,040	7.0%	43,941	7.1%
Sales and marketing	36,461	11.0%	36,089	11.6%	74,690	11.5%	73,366	11.8%
General and administrative	12,950	3.9%	13,035	4.2%	26,144	4.0%	25,884	4.2%
Restructuring and other charges	22	0.0%	1,311	0.4%	59	0.0%	3,989	0.6%
Litigation reserves, net	53	0.0%	35	0.0%	53	0.0%	45	0.0%
Total operating expenses	72,843	22.0%	72,274	23.2%	146,986	22.5%	147,225	23.7%
Income from operations	19,093	5.8%	25,514	8.2%	41,882	6.4%	51,128	8.2%
Interest income	482	0.1%	279	0.1%	887	0.1%	513	0.1%
Other income (expense), net	383	0.1%	(332)	(0.1)%	718	0.1%	(698)	(0.1)%
Income before income taxes	19,958	6.0%	25,461	8.2%	43,487	6.6%	50,943	8.2%
Provision for income taxes	5,376	1.6%	9,427	3.1%	12,911	1.9%	18,320	3.0%
Net income	$14,582	4.4%	$16,034	5.1%	$30,576	4.7%	$32,623	5.2%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments, less allowances for estimated sales returns for stock rotation and warranty, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

We conduct business across three geographic regions: Americas, EMEA and APAC. For reporting purposes revenue is attributed to each geographic region based upon the location of the customer.

	Three Months Ended			Six Months Ended
	July 2, 2017	% Change	July 3, 2016	July 2, 2017	% Change	July 3, 2016
	(In thousands, except percentage data)
Americas	$226,949	7.6%	$210,908	$438,578	8.4%	$404,758
Percentage of net revenue	68.6%		67.6%	67.0%		65.1%
EMEA	$55,204	6.9%	$51,653	$113,649	(2.2)%	$116,158
Percentage of net revenue	16.7%		16.6%	17.4%		18.7%
APAC	$48,570	(1.1)%	$49,094	$102,153	1.1%	$100,995
Percentage of net revenue	14.7%		15.8%	15.6%		16.2%
Total net revenue	$330,723	6.1%	$311,655	$654,380	5.2%	$621,911
Americas

The increase in Americas net revenue for the three and six months ended July 2, 2017 was primarily driven by higher gross shipments of our home security cameras, home wireless and mobile products, offset by declines in gross shipments of broadband modem and gateway products. Net revenue was further impacted by sales returns and channel promotion activities deemed to be a reduction of revenue increasing proportionately compared to the prior year periods. Substantially all of the increase in net revenue in the three months and six months ended July 2, 2017 was attributable to the Arlo segment which experienced year over year net revenue growth of 121% and 129%, respectively. We continue to experience strong end user demand for our Arlo product portfolio. In the three and six months ended July 2, 2017, Connected Home net revenue fell by 10% and 7%, respectively compared to the prior year periods, primarily as a result of a significant decline in service provider net revenue. The fall in service provider net revenue is as a result of decisions taken by management in fiscal 2015 and 2016 to reduce focus on sales to certain service provider customers.

EMEA

EMEA net revenue increased in the three months ended July 2, 2017, compared to the prior year period, primarily driven by increased gross shipments of Arlo security cameras, mobile products, home wireless products and switches. The increase was partially offset by falls in gross shipments of our broadband modem and gateway products, and powerline products. EMEA net revenue decreased for the six months ended July 2, 2017, compared to the prior year period, as a result of a decline in gross shipments of our broadband modem and gateway, powerline and home wireless products, partially offset by increased gross shipments of Arlo security cameras and switches. In the three and six months ended July 2, 2017, net revenue from service providers fell 7.1% and 47.7%, respectively, while net revenue from non-service provider customers increased 8.0% and 6.8%, as compared to the prior year periods. Further, during the six months ended July 3, 2016, EMEA net revenue was positively impacted by the reversal of a $3.3 million charge established in the period ended June 28, 2015 against net revenue relating to an anticipated credit to a service provider customer to resolve a disputed quality issue. The fall in net revenue from service provider customers was as a result of decisions taken by management in fiscal 2015 and fiscal 2016 to reduce focus on sales to certain service provider customers.

APAC

APAC net revenue decreased slightly in the three months ended July 2, 2017 and increased slightly in the six months ended July 2, 2017 compared to the prior year periods. The decrease in the three months was primarily attributable to lower gross shipments of broadband modem and gateway products and switches, substantially offset by higher gross shipments of mobile products and home wireless. The increase in the six months ended July 2, 2017 was a result of higher gross shipments of mobile products and Arlo security cameras, partially offset by the declines in gross shipments of broadband modem and gateway products, and SMB wireless products.

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

We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight and duty, conversion costs, charges for excess or obsolete inventory and amortization of acquired intangibles. The following table presents costs of revenue and gross margin, for the periods indicated:

	Three Months Ended			Six Months Ended
	July 2, 2017	% Change	July 3, 2016	July 2, 2017	% Change	July 3, 2016
	(In thousands, except percentage data)
Cost of revenue	$238,787	11.7%	$213,867	$465,512	9.9%	$423,558
Gross margin	27.8%		31.4%	28.9%		31.9%

Cost of revenue increased for the three and six months ended July 2, 2017, compared to the prior year periods, primarily due to increased net revenue.

Gross margin decreased for the three and six months ended July 2, 2017 compared to the prior year periods. The decrease in gross margin was a result of increased channel promotion activities deemed to be contra-revenue under the authoritative guidance for revenue recognition and increased sales returns and warranty expense. Further, during the six months ended July 3, 2016, gross margin was positively impacted by the reversal of a $3.3 million charge recorded previously against net revenue.

The charge related to an anticipated credit to a customer to resolve a disputed quality issue. In the six months ended July 3, 2016, we determined that we no longer believed there to be a quality issue after obtaining two independent party reports, and consequently the full amount of this charge was reversed.

We expect gross margin percentage for the remainder of fiscal 2017 to improve on first half fiscal 2017 performance, a period in which we increased our marketing spending to drive market share gains for both Arlo and Orbi product lines. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight, duty and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service providers.

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

	Three Months Ended			Six Months Ended
	July 2, 2017	% Change	July 3, 2016	July 2, 2017	% Change	July 3, 2016
	(In thousands, except percentage data)
Research and development expense	$23,357	7.1%	$21,804	$46,040	4.8%	$43,941

Research and development expense increased for the three months ended July 2, 2017, compared to the prior year period, due to increases of $1.2 million in IT and facility allocations, $1.1 million in engineering projects and outside professional services, and $0.7 million in personnel-related expenditures, partially offset by a reduction in variable compensation of $1.5 million. Research and development expense increased for the six months ended July 2, 2017, compared to the prior year period, due to increases of $2.3 million in engineering projects and outside professional services, $1.2 million in personnel-related expenditures and $1.1 million in IT and facility allocations, partially offset by a reduction in variable compensation of $2.5 million. The increased expenditures on engineering projects and outside professional services are a result of continuous investment in strategic focus areas. Research and development headcount increased from 317 as of July 3, 2016 to 329 as of July 2, 2017. The increase in research and development headcount was attributable to the Arlo segment and shared service engineering, offset by declines to both Connected Home and SMB segments headcount.
We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We continue to invest in research and development to expand our Arlo product offering, grow our cloud platform capabilities, and connected home products portfolio including services, expand our 10Gig, PoE, and web-managed switches, and develop innovative WiFi and LTE Advanced coverage solutions. For the remainder of fiscal 2017, we expect research and development expenses to grow in absolute dollars as we continue to allocate resources to areas that we expect will drive future growth and profitability. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of revenue, depending on actual revenues achieved in any given quarter.

Sales and Marketing

Sales and marketing expense consists primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization of certain intangibles, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended			Six Months Ended
	July 2, 2017	% Change	July 3, 2016	July 2, 2017	% Change	July 3, 2016
	(In thousands, except percentage data)
Sales and marketing expense	$36,461	1.0%	$36,089	$74,690	1.8%	$73,366

Sales and marketing expense increased slightly for the three months ended July 2, 2017 compared to the prior year period, due to an increase in marketing expenditures of $2.8 million, partially offset by a reduction of $1.1 million in personnel-related and variable compensation, $0.5 million in freight costs, and lower outside professional services of $0.4 million. Sales and marketing expense increased for the six months ended July 2, 2017 compared to the prior year period, primarily attributable to an increase in marketing expenditures of $6.6 million, partially offset by a reduction of $2.8 million in personnel-related and variable compensation, and lower outside professional services of $2.1 million. The increased marketing spend was incurred to support new product introductions and brand marketing campaigns.

We expect our sales and marketing expense to slightly decrease as a percentage of net revenue for the remainder of fiscal 2017 given the higher net revenue in the second half of fiscal 2017. We expect to continue to invest in brand marketing to strengthen our competitive position in fast growing product categories. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Three Months Ended			Six Months Ended
	July 2, 2017	% Change	July 3, 2016	July 2, 2017	% Change	July 3, 2016
	(In thousands, except percentage data)
General and administrative expense	$12,950	(0.7)%	$13,035	$26,144	1.0%	$25,884

General and administrative expense decreased slightly for the three months ended July 2, 2017, compared to the prior year periods, mainly due to decreases in variable compensation of $1.2 million, partially offset by higher legal and professional services of $0.5 million, and personnel-related expenditures of $0.5 million. General and administrative expense increased slightly for the six months ended July 2, 2017, compared to the prior year period, mainly due to increases in legal and professional services of $1.0 million, personnel-related expenditures of $0.9 million, and IT and facility allocations of $0.2 million, substantially offset by a reduction in variable compensation costs of $2.0 million. Headcount increased to 165 employees as of July 2, 2017 from 159 employees as of July 3, 2016.
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

Restructuring and Other Charges

	Three Months Ended			Six Months Ended
	July 2, 2017	% Change	July 3, 2016	July 2, 2017	% Change	July 3, 2016
	(In thousands, except percentage data)
Restructuring and other charges	$22	(98.3)%	$1,311	$59	(98.5)%	$3,989

No significant restructuring and other charges were recognized during the three and six months ended July 2, 2017. Restructuring and other charges recognized in the three and six months ended July 3, 2016 were primarily related to severance, other one-time termination benefits and other associated costs.

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

Litigation Reserves, Net

	Three Months Ended			Six Months Ended
	July 2, 2017	% Change	July 3, 2016	July 2, 2017	% Change	July 3, 2016
	(In thousands, except percentage data)
Litigation reserves, net	$53	51.4%	$35	$53	17.8%	$45

No significant litigation reserves or benefits were recognized during the three and six months ended July 2, 2017 and July 3, 2016. For a detailed discussion of our litigation matters, refer to Note 8, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net for the periods indicated:

	Three Months Ended			Six Months Ended
	July 2, 2017	% Change	July 3, 2016	July 2, 2017	% Change	July 3, 2016
	(In thousands, except percentage data)
Interest income	$482	72.8%	$279	$887	72.9%	$513
Other income (expense), net	383	**	(332)	718	**	(698)
Total	$865	**	$(53)	$1,605	**	$(185)
**Percentage change not meaningful.

Interest income increased for the three and six months ended July 2, 2017 compared to the prior year periods due to increased yields on short term investments.

Other income (expense), net increased for the three and six months ended July 2, 2017, compared to the prior year periods due primarily to higher foreign currency transaction gains, partially offset by losses recognized relating to foreign currency forward contracts. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three and six months ended July 2, 2017. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 5, Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	July 2, 2017	% Change	July 3, 2016	July 2, 2017	% Change	July 3, 2016
	(In thousands, except percentage data)
Provision for income taxes	$5,376	(43.0)%	$9,427	$12,911	(29.5)%	$18,320
Effective tax rate	26.9%		37.0%	29.7%		36.0%

The decrease in the effective tax rate for the three and six months ended July 2, 2017, compared to the three and six months ended July 3, 2016, was mainly due to lower pre-tax earnings and differences in the treatment of excess tax benefits related to stock awards. We adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting" on January 1, 2017, which requires excess tax benefits or deficiencies to be reflected in the unaudited condensed consolidated statements of operations as a component of the provision for income taxes whereas they previously were recorded in equity. Total excess tax benefits recognized in the three and six months ended July 2, 2017 was $1.0 million and $1.8 million, respectively. Additionally, for the three months ended July 2, 2017, the Company had a one-time benefit related to the geographic distribution of earnings for tax purposes of $0.4 million. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

Segment Information

Beginning fiscal 2017, we operate and report in three segments: Arlo, Connected Home, and SMB. Additional information on the changes to the reportable segments, a description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 11, Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Arlo

	Three Months Ended			Six Months Ended
	July 2, 2017	% Change	July 3, 2016*	July 2, 2017	% Change	July 3, 2016*
	(in thousands, except percentage data)
Net revenue	$78,732	104.0%	$38,585	$139,444	121.9%	$62,850
Percentage of total net revenue	23.8%		12.4%	21.3%		10.1%
Contribution income	$3,172	**	$389	$3,493	**	$(3,441)
Contribution margin	4.0%		1.0%	2.5%		(5.5)%
* Prior year financial results have been recast to conform to the reportable segment structure effective on January 1, 2017.
** Percentage change not meaningful.

Arlo segment net revenue increased significantly for the three and six months ended July 2, 2017, compared to the prior year periods. The rapid expansion of the smart camera market combined with the introduction of our latest generation Arlo Pro smart camera was mainly responsible for the year over year increase. We continue to experience strong end user demand across all regions for our Arlo product line and we expect demand within the smart camera market to continue to be robust.

Contribution income increased significantly for the three and six months ended July 2, 2017 compared with contribution income (loss) in the prior year periods. The improved profitability was mainly as a result of higher net revenue. In addition, the growth in net revenue was not met with proportionate increases in operating expenditures, further assisting profitability.

Connected Home

	Three Months Ended			Six Months Ended
	July 2, 2017	% Change	July 3, 2016*	July 2, 2017	% Change	July 3, 2016*
	(in thousands, except percentage data)
Net revenue	$185,905	(6.4)%	$198,654	$380,266	(8.3)%	$414,764
Percentage of total net revenue	56.2%		63.7%	58.1%		66.7%
Contribution income	$25,124	(24.4)%	$33,228	$56,836	(24.5)%	$75,257
Contribution margin	13.5%		16.7%	14.9%		18.1%
* Prior year financial results have been recast to conform to the reportable segment structure effective on January 1, 2017.

Connected Home segment net revenue decreased for the three and six months ended July 2, 2017, compared to the prior year periods. The decrease in Connected Home net revenue was primarily due to lower gross shipments of broadband modem and gateway products to both service provider and non-service provider customers. The decrease was partially offset by increased gross shipments of mobile products to service provider customers and home wireless products to non-service provider customers. Net revenue from service provider customers in the six months ended July 2, 2017 fell by 26% while net revenue from non-service provider customers grew 1%. Geographically, in the three months ended July 2, 2017, net revenue fell in the Americas and EMEA, partially offset by slight growth in APAC. In the six months ended July 2, 2017, net revenue decreased across all regions. Declines in service provider net revenue of $12.9 million and $36.5 million, respectively, for the three and six months ended July 2, 2017, adversely impacted geographic performance.

Contribution income decreased in the three and six months ended July 2, 2017, compared to the prior year periods, primarily due to lower net revenue and gross margin attainment. Increased expenditure on channel promotion activities deemed to be contra-revenue under the authoritative guidance for revenue recognition and increased sales returns and warranty expense adversely impacted gross margin performance. Further, contribution income in the six months ended July 3, 2016 was positively impacted by the reversal of a $3.3 million charge recorded previously against net revenue. The charge related to an anticipated credit to a customer to resolve a disputed quality issue. In the six months ended July 3, 2016, we determined that we no longer believed there to be a quality issue after obtaining two independent party reports, and consequently the full amount of this charge was reversed.

SMB

	Three Months Ended			Six Months Ended
	July 2, 2017	% Change	July 3, 2016*	July 2, 2017	% Change	July 3, 2016*
	(in thousands, except percentage data)
Net revenue	$66,086	(11.2)%	$74,416	$134,670	(6.7)%	$144,297
Percentage of total net revenue	20.0%		23.9%	20.6%		23.2%
Contribution income	$16,752	(11.1)%	$18,846	$35,256	3.0%	$34,241
Contribution margin	25.3%		25.3%	26.2%		23.7%
* Prior year financial results have been recast to conform to the reportable segment structure effective on January 1, 2017.

SMB segment net revenue decreased for the three and six months ended July 2, 2017 compared to the prior year periods. SMB experienced a decline in net revenue across all product categories led by switches, SMB wireless and storage. Increased sales returns and channel promotion activities deemed to be a reduction of net revenue were contributing factors in the decline compared to the prior year periods.

Contribution income decreased for the three months ended July 2, 2017 compared to the prior year period, primarily due to lower net revenue. Contribution income increased for the six months ended July 2, 2017 compared to the prior year period, due to higher gross margin coupled with a reduction in operating expenditures proportionate to revenue.

Liquidity and Capital Resources
Our cash and cash equivalents balance decreased from $240.5 million as of December 31, 2016 to $190.7 million as of July 2, 2017. Our short-term investments, which represent the investment of funds available for current operations, decreased from $125.5 million as of December 31, 2016 to $114.8 million as of July 2, 2017 due to maturities of treasuries. Operating activities during the six months ended July 2, 2017 provided cash of $3.4 million falling from $90.1 million in the six months ended July 3, 2016, as a result of unfavorable working capital activities coupled with decreased net income. Investing activities during the six months ended July 2, 2017 provided cash of $2.5 million, compared with cash used of $35.2 million in the prior year period, mainly due to decreased net spending on purchase of short-term investments. Cash used in financing activities increased by $44.8 million, primarily due to increased repurchase of common stock, coupled with less proceeds from the issuance of common stock upon exercise of stock options and our employee stock purchase program. Additionally, we adopted ASU 2016-09 in the first quarter of fiscal 2017 on a retrospective basis and reflected any adjustments of $1.4 million to both operating and financing activities for the six months ended July 3, 2016. For a detailed discussion of the impacts on our cash flows statements upon the adoption, refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Our days sales outstanding ("DSO") was 84 days as of July 2, 2017, which increased from 77 days as of December 31, 2016. The increase was attributable to the timing of gross shipments. The mix of outstanding accounts receivable not yet due for payment at period end was comparable to prior periods.
Our accounts payable decreased from $112.4 million as of December 31, 2016 to $72.9 million as of July 2, 2017. The decrease was primarily attributable to timing of payments.

Inventory increased from $247.9 million as of December 31, 2016 to $263.8 million as of July 2, 2017. In the three months ended July 2, 2017, we experienced annualized ending inventory turns of approximately 3.6, down from 4.2 turns in the three months ended December 31, 2016.
We enter into foreign currency forward-exchange contracts, which typically mature in less than eleven months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record, in the unaudited condensed consolidated balance sheets at each reporting period, the fair value of our forward-exchange contracts and record any fair value adjustments in our unaudited condensed consolidated statements of operations and in our unaudited condensed consolidated balance sheets. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other income (expense), net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within accumulated other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under these authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. On April 25, 2017, our Board of Directors authorized the repurchase of up to 3.0 million shares of our outstanding common stock which, at the time of authorization, were incremental to the remaining shares under the Company's previous share repurchase program. During the six months ended July 2, 2017, we repurchased and retired, reported based on trade date, approximately 1.1 million shares of common stock at a cost of $56.6 million. During the six months ended July 3, 2016, we repurchased and retired, reported based on trade date, 0.6 million shares of common stock at a cost of $23.3 million. As of July 2, 2017, 3.2 million shares remained authorized for repurchase under the repurchase program approved by the Board in July 2015 and April 2017. All shares authorized under previously approved programs were fully utilized.

We repurchased, as reported based on trade date, approximately 0.1 million shares of common stock at a cost of $5.6 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs") during the six months ended July 2, 2017. Similarly, during the six months ended July 3, 2016, we repurchased, as reported based on trade date, approximately 91,000 shares of our common stock at a cost of $3.9 million under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no material changes during the six months ended July 2, 2017 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of July 2, 2017, we had approximately $152.8 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.
As of July 2, 2017, we had $15.7 million of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $1.0 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of July 2, 2017, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to our critical accounting policies and estimates during the six months ended July 2, 2017.

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

During the six months ended July 2, 2017, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Throughout the past few years, we have significantly increased the rate of our new product introductions. If we cannot sustain that pace of product introductions, either through rapid innovation or acquisition of new products or product lines, we may not be able to maintain or increase the market share of our products. In addition, if we are unable to successfully introduce or acquire new products with higher gross margins, or if we are unable to improve the margins on our previously introduced and rapidly growing product lines, our net revenue and overall gross margin would likely decline.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 33% of overall net revenue in the second quarter of 2017 and approximately 36% of overall net revenue in fiscal 2016. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

The United Kingdom HMRC (Her Majesty’s Revenue and Customs) began an inquiry regarding the application of UK Diverted Profits Tax (DPT), a law which took effect as of April 1, 2015. In assessing the whether they believe the Company is subject to the DPT legislation, UK HMRC has expanded its review to include overall transfer pricing for 2014 through 2016. If we are unsuccessful in defending our positions, our profitability will be reduced.

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

In addition, epidemic failure clauses are found in certain of our customer contracts, especially contracts with service providers. If invoked, these clauses may entitle the customer to return for replacement or obtain credits for products and inventory, as well as assess liquidated damage penalties and terminate an existing contract and cancel future or then current purchase orders. In such instances, we may also be obligated to cover significant costs incurred by the customer associated with the consequences of such epidemic failure, including freight and transportation required for product replacement and out-of-pocket costs for truck rolls to end user sites to collect the defective products. Costs or payments we make in connection with an epidemic failure may materially adversely affect our results of operations and financial condition. If our products contain defects or errors, or are found to be noncompliant with industry standards, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. In addition, defects in, or misuse of, certain of our products could cause safety concerns, including the risk of property damage or personal injury. If any of these events occurred, our reputation and brand could be damaged, and we could face product liability or other claims regarding our products, resulting in unexpected expenses and adversely impacting our operating results. For instance, if a third party were able to successfully overcome the security measures in our products, such a person or entity could misappropriate customer data, third party data stored by our customers and other information, including intellectual property. In addition, the operations of our end-

user customers may be interrupted. If that happens, affected end-users or others may file actions against us alleging product liability, tort, or breach of warranty claims.

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

*We are currently involved in numerous litigation matters and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. For example, as described above in Note 8, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q ("Note 8"), on June 30, 2017, in our U.S. International Trade Commission (“ITC”) proceedings with Tessera, the ITC Administrative Law Judge released an initial determination finding a violation of section 337 of the Tariff Act of 1930, as amended, with respect to one patent, and such a finding, if upheld through an appeal process or not otherwise resolved, e.g.,via settlement, ahead of a final determination by the ITC on October 30, 2017, could result in the Company (along with the other respondents to the matter) being enjoined from importing Broadcom-based products into the U.S. beginning as early as October 31, 2017. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 8. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 3, 2017 - April 30, 2017	715,913	$49.14	662,163	3,461,112
May 1, 2017 - May 28, 2017	274,150	$46.24	266,806	3,194,306
May 29, 2017 - July 2, 2017	19,788	$43.14	—	3,194,306
Total	1,009,851	$48.24	928,969
_________________________

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. On April 25, 2017, our Board of Directors authorized the repurchase of up to 3.0 million shares of our outstanding common stock which, at the time of authorization, were incremental to the remaining shares under our previous share repurchase program. During the three months ended July 2, 2017, we repurchased and retired, reported based on trade date, approximately 0.9 million shares of common stock at a cost of $45.0 million under this authorization.

(2)
During the three months ended July 2, 2017, we repurchased, as reported based on trade date, approximately 81,000 shares of common stock at a cost of 3.7 million to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

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
/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 4, 2017

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant				X
3.2	Amended and Restated Bylaws of the registrant				X
4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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