Form 10-Q
period 2017-10-01
NETGEAR, INC
filed 2017-11-03
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 1, 2017.

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
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 31,469,919 as of October 27, 2017.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	October 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$246,573	$240,468
Short-term investments	126,213	125,514
Accounts receivable, net	295,591	313,839
Inventories	249,078	247,862
Prepaid expenses and other current assets	27,711	35,102
Total current assets	945,166	962,785
Property and equipment, net	20,228	19,473
Intangibles, net	27,527	37,899
Goodwill	85,463	85,463
Other non-current assets	82,773	78,836
Total assets	$1,161,157	$1,184,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,863	$112,436
Accrued employee compensation	20,501	33,096
Other accrued liabilities	187,533	170,674
Deferred revenue	45,627	35,301
Income taxes payable	5,803	5,146
Total current liabilities	352,327	356,653
Non-current income taxes payable	14,635	15,119
Other non-current liabilities	17,680	15,865
Total liabilities	384,642	387,637
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	32	33
Additional paid-in capital	594,215	566,307
Accumulated other comprehensive income (loss)	(4,762)	1,938
Retained earnings	187,030	228,541
Total stockholders’ equity	776,515	796,819
Total liabilities and stockholders’ equity	$1,161,157	$1,184,456
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net revenue	$355,483	$338,458	$1,009,863	$960,369
Cost of revenue	252,388	235,336	717,900	658,894
Gross profit	103,095	103,122	291,963	301,475
Operating expenses:
Research and development	23,127	21,935	69,167	65,876
Sales and marketing	40,311	37,337	115,001	110,703
General and administrative	14,229	14,111	40,373	39,995
Restructuring and other charges	19	(130)	78	3,859
Litigation reserves, net	15	13	68	58
Total operating expenses	77,701	73,266	224,687	220,491
Income from operations	25,394	29,856	67,276	80,984
Interest income	501	291	1,388	804
Other income (expense), net	666	116	1,384	(582)
Income before income taxes	26,561	30,263	70,048	81,206
Provision for income taxes	5,767	9,144	18,678	27,464
Net income	$20,794	$21,119	$51,370	$53,742
Net income per share:
Basic	$0.66	$0.64	$1.59	$1.64
Diluted	$0.64	$0.62	$1.54	$1.60
Weighted average shares used to compute net income per share:
Basic	31,704	32,913	32,335	32,688
Diluted	32,393	33,913	33,269	33,624
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net income	$20,794	$21,119	$51,370	$53,742
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on derivative instruments	22	240	(7,678)	204
Unrealized gains (losses) on available-for-sale securities	41	(43)	(41)	104
Other comprehensive income (loss), before tax	63	197	(7,719)	308
Tax benefit (provision) related to derivative instruments	—	(30)	1,005	(30)
Tax benefit (provision) related to available-for-sale securities	(15)	16	14	(39)
Other comprehensive income (loss), net of tax	48	183	(6,700)	239
Comprehensive income	$20,842	$21,302	$44,670	$53,981
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 1, 2017	October 2, 2016
Cash flows from operating activities:
Net income	$51,370	$53,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,219	24,601
Purchase premium amortization/discount accretion on investments, net	102	106
Non-cash stock-based compensation	16,412	14,300
Income tax impact associated with stock option exercises	—	1,627
Deferred income taxes	(66)	1,327
Changes in assets and liabilities:
Accounts receivable	18,248	56,731
Inventories	(1,216)	(4,503)
Prepaid expenses and other assets	5,557	9,772
Accounts payable	(20,016)	5,428
Accrued employee compensation	(12,595)	(3,842)
Other accrued liabilities	12,918	(24,444)
Deferred revenue	10,326	(2,610)
Income taxes payable	173	1,082
Net cash provided by operating activities	101,432	133,317
Cash flows from investing activities:
Purchases of short-term investments	(101,951)	(117,994)
Proceeds from maturities of short-term investments	101,544	85,286
Purchases of property and equipment	(9,805)	(6,984)
Purchases of cost method investments	(2,900)	—
Payments made in connection with business acquisition, net of cash acquired	(737)	—
Net cash used in investing activities	(13,849)	(39,692)
Cash flows from financing activities:
Repurchases of common stock	(86,630)	(23,252)
Restricted stock unit withholdings	(6,017)	(4,364)
Proceeds from exercise of stock options	6,405	21,874
Proceeds from issuance of common stock under employee stock purchase plan	4,764	3,892
Net cash used in financing activities	(81,478)	(1,850)
Net increase in cash and cash equivalents	6,105	91,775
Cash and cash equivalents, at beginning of period	240,468	181,945
Cash and cash equivalents, at end of period	$246,573	$273,720
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the nine months ended October 1, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.

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

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s significant accounting policies have not materially changed during the nine months ended October 1, 2017.

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

Upon adoption on January 1, 2017, the Company prospectively recorded all excess tax benefits and tax deficiencies arising from stock awards vesting or settlement as income tax expense or benefit rather than in equity. For the three and nine months ended October 1, 2017, the impact of the adoption was the recognition of $0.3 million and $2.1 million, respectively, excess tax benefits as a component of the provision for income taxes. The Company elected to account for forfeitures as they occur, rather than estimating expected forfeitures, which resulted in net cumulative-effect adjustment of $0.2 million decrease to retained earnings as of January 1, 2017. The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of $2.3 million for the nine months ended October 2, 2016, respectively, on the unaudited condensed consolidated statements of cash flows. The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the consolidated statements of cash flows since the Company has historically been presented such cash flows as a financing activity.

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

The Company anticipates adopting the new standard effective January 1, 2018. The Company has identified major revenue streams, performed an analysis of a sample of contracts to evaluate the impact of the standard, and begun the drafting of its accounting policies and evaluating the new disclosure requirements. To date, the Company believes the new standard could impact the amount or the timing of its revenue on a go forward basis and could impact the timing, but not the amount, of past recognition. The new standard requires entities to determine the separate units of account or ‘‘performance obligations’’ in their customer contracts. The Company is still in the process of evaluating the impact of this guidance with respect to its multiple performance obligations and the resulting accounting treatment. Furthermore, the Company believes it will be impacted by the requirement of the new standard to estimate for yet to be committed sales incentives at the time revenue is recognized. Under Topic 605, these incentives are recognized as a reduction of revenue at the later of when the related revenue is recognized or when the program is offered to the channel partner. Applying Topic 606, where customary business practice of providing such incentives is determined, there is a timing difference and will require the Company upon adoption to record an estimate of yet to be committed future sales incentives with respect to revenue already recognized. The actual impact upon adoption will be based on open contracts existing at the earlier of the period presented under either full retrospective method or modified retrospective method, whichever the Company choses to adopt. In addition, the Company has determined that the presentation of certain reserve balances currently shown net within accounts receivable will be presented as refund liabilities within current liabilities upon adoption. The Company expects to complete the assessment process, including selecting a transition method for

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

adoption, and to complete the implementation process, including adding procedures and evaluating necessary disclosures, prior to the first quarter of fiscal 2018.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities" (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income. This guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. This guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company expects to adopt the new guidance in the first quarter of fiscal 2018, when it is effective for the Company. The Company is currently evaluating the impact the guidance will have on its financial statements and related disclosures, including accounting policies and processes. To date, the Company believes the most significant impact will be that the adoption of the new guidance could increase the volatility of its other income (expense), net, as a result of the re-measurement of its equity securities that are classified as cost method investments under the current guidance upon the occurrence of observable price changes and impairments.

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

In October 2016, the FASB issued ASU 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory" (Topic 740), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. ASU 2016-16 is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted. The Company does not plan to early adopt the guidance. Upon adoption, the Company anticipates the recognition of a deferred tax asset estimated at $30 million resulting from differences in the tax basis of assets and the consolidated book basis of assets resulting from intra-entity transfers of intangible assets. Other than the recognition of the deferred tax asset that will be established in retained earnings upon adoption, the Company estimates that adoption of the standard will increase tax expense by an approximate $1.5 million annually. The Company does not anticipate it to have a material impact on its cash flows.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

not to exceed the carrying amount of goodwill. ASU 2017-04 will be applied prospectively and is effective for the Company in the first quarter of fiscal 2020, with early adoption permitted. The Company does not expect it to have material impacts on its financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation: Scope of Modification Accounting" (Topic 718), which clarifies when changes to the terms or conditions of a share-based payment award must by accounted for as modifications. Under the new guidance, an entity will not apply modification accounting if the award's fair value, vesting conditions and classification are the same immediately before and after the change. ASU 2017-09 is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted. The guidance should be applied prospectively to award modified on or after the adoption date. The Company does not expect it to have material impacts on its financial position, results of operations or cash flows.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities" (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. ASU 2017-12 is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. Entities should apply the guidance to existing cash flow and net investment hedge relationships using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings on the date of adoption. The guidance also provides transition relief to make it easier for entities to apply certain amendments to existing hedges where the hedge documentation needs to be modified. The Company is currently evaluating what impact, if any, the adoption of this guidance will have on its financial position, results of operations and cash flows.

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
The allocation of the purchase price was as follows (in thousands):

Cash and cash equivalents	$8
Accounts receivable	11
Prepaid expenses and other current assets	130
Property and equipment	83
Intangibles	6,000
Goodwill	3,742
Accounts payable	(40)
Other accrued liabilities	(74)
Deferred tax liabilities	(308)
Total purchase price	$9,552
The $3.7 million of goodwill recorded on the acquisition of Placemeter is not deductible for U.S. federal or U.S. state income tax purposes. The goodwill recognized, which was assigned to the Company's former retail segment upon acquisition

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 4.	Balance Sheet Components

Available-for-sale short-term investments

	As of
	October 1, 2017				December 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$124,159	$—	$(72)	$124,087	$123,869	$9	$(40)	$123,838
Certificates of deposit	162	—	—	162	148	—	—	148
Total	$124,321	$—	$(72)	$124,249	$124,017	$9	$(40)	$123,986

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

Cost method investments

The carrying value of the Company's cost method investments was $3.0 million and $0.1 million as of October 1, 2017 and December 31, 2016. These investments are accounted under the cost method because the Company does not have a controlling interest or the ability to exercise significant influence over these companies and these investments do not have readily determinable fair values. These investments are included in other non-current assets in the unaudited condensed consolidated balance sheets and are carried at cost, adjusted for any impairment. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. There were no impairments recognized during the nine months ended October 1, 2017 and October 2, 2016, respectively. Realized gains and losses on these investments are reported in other income (expense), net in the unaudited condensed consolidated statements of operations. The Company did not recognize any material realized gains or losses during the nine months ended October 1, 2017 and October 2, 2016.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounts receivable, net

	As of
	October 1, 2017	December 31, 2016
	(In thousands)
Gross accounts receivable	$317,206	$333,080
Allowance for doubtful accounts	(1,257)	(1,255)
Allowance for sales returns	(17,025)	(13,506)
Allowance for price protection	(3,333)	(4,480)
Total allowances	(21,615)	(19,241)
Total accounts receivable, net	$295,591	$313,839

Inventories

	As of
	October 1, 2017	December 31, 2016
	(In thousands)
Raw materials	$5,171	$4,596
Finished goods	243,907	243,266
Total inventories	$249,078	$247,862

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	October 1, 2017	December 31, 2016
	(In thousands)
Computer equipment	$10,725	$10,557
Furniture, fixtures and leasehold improvements	22,599	20,827
Software	28,973	28,663
Machinery and equipment	59,047	63,446
Total property and equipment, gross	121,344	123,493
Accumulated depreciation and amortization	(101,116)	(104,020)
Total property and equipment, net	$20,228	$19,473

Depreciation and amortization expense pertaining to property and equipment was $3.3 million and $9.8 million for the three and nine months ended October 1, 2017, respectively, and $3.4 million and $11.5 million for the three and nine months ended October 2, 2016, respectively.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangibles, net

	As of October 1, 2017
	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$66,599	$(61,620)	$4,979
Customer contracts and relationships	56,500	(35,674)	20,826
Other	11,045	(9,323)	1,722
Total intangibles, net	$134,144	$(106,617)	$27,527

	As of December 31, 2016
	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$66,599	$(57,381)	$9,218
Customer contracts and relationships	56,500	(30,375)	26,125
Other	11,045	(8,489)	2,556
Total intangibles, net	$134,144	$(96,245)	$37,899

Amortization of intangibles was $2.7 million and $10.4 million for the three and nine months ended October 1, 2017, respectively, and $4.2 million and $12.7 million for the three and nine months ended October 2, 2016, respectively.

Estimated amortization expense related to intangibles for each of the next five years and thereafter is as follows:

As of October 1, 2017
(In thousands)
2017 (remaining three months)	$2,539
2018	9,396
2019	7,544
2020	6,622
2021	1,413
Thereafter	13
Total estimated amortization expense	$27,527

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying amount of goodwill under these segments during the nine months ended October 1, 2017 are as follows:

	Arlo	Connected Home	SMB	Total
	(In thousands)
Goodwill as of January 1, 2017	$21,149	$28,035	$36,279	$85,463
Goodwill as of October 1, 2017	$21,149	$28,035	$36,279	$85,463

Other non-current assets

	As of
	October 1, 2017	December 31, 2016
	(In thousands)
Non-current deferred income taxes	$72,022	$70,859
Other	10,751	7,977
Total other non-current assets	$82,773	$78,836

Other accrued liabilities

	As of
	October 1, 2017	December 31, 2016
	(In thousands)
Sales and marketing	$73,975	$74,330
Warranty obligation	67,550	58,520
Freight	6,232	8,980
Other	39,776	28,844
Total other accrued liabilities	$187,533	$170,674

Note 5.	Derivative Financial Instruments

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

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of October 1, 2017 and December 31, 2016 are summarized as follows:

Derivative Assets	Balance Sheet Location	Fair Value at October 1, 2017	Balance Sheet Location	Fair Value at December 31, 2016
		(In thousands)		(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$1,184	Prepaid expenses and other current assets	$5,873
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	1,356	Prepaid expenses and other current assets	2,890
Total		$2,540		$8,763

Derivative Liabilities	Balance Sheet Location	Fair Value at October 1, 2017	Balance Sheet Location	Fair Value at December 31, 2016
		(In thousands)		(In thousands)
Derivative liabilities not designated as hedging instruments	Other accrued liabilities	$5,547	Other accrued liabilities	$1,002
Derivative liabilities designated as hedging instruments	Other accrued liabilities	6,202	Other accrued liabilities	703
Total		$11,749		$1,705

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

The following tables set forth the offsetting of derivative assets as of October 1, 2017 and December 31, 2016:

As of October 1, 2017				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$2,038	$—	$2,038	$(2,038)	$—	$—
Wells Fargo	502	—	502	(502)	—	—
Total	$2,540	$—	$2,540	$(2,540)	$—	$—

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2016				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$1,492	$—	$1,492	$(442)	$—	$1,050
Wells Fargo	7,271	—	7,271	(1,263)	—	6,008
Total	$8,763	$—	$8,763	$(1,705)	$—	$7,058

The following tables set forth the offsetting of derivative liabilities as of October 1, 2017 and December 31, 2016:

As of October 1, 2017				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$11,113	$—	$11,113	$(2,038)	$—	$9,075
Wells Fargo	636	—	636	(502)	—	134
Total	$11,749	$—	$11,749	$(2,540)	$—	$9,209

As of December 31, 2016				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$442	$—	$442	$(442)	$—	$—
Wells Fargo	1,263	—	1,263	(1,263)	—	—
Total	$1,705	$—	$1,705	$(1,705)	$—	$—

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure for less than eleven months. The Company enters into about ten forward contracts per quarter with an average size of approximately $8.0 million USD equivalent related to its cash flow hedging program.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through other income (expense), net. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the nine months ended October 1, 2017 and October 2, 2016.

The pre-tax effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three and nine months ended October 1, 2017 and October 2, 2016 are summarized as follows:

Derivatives Designated as Hedging Instruments	Three Months Ended October 1, 2017
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)	Location of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(3,538)	Net revenue	$(4,401)	Other income (expense), net	$528
Foreign currency forward contracts	—	Cost of revenue	19	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	822	Other income (expense), net	—
Total	$(3,538)		$(3,560)		$528
_________________________
(1) Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Nine Months Ended October 1, 2017
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)	Location of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(10,590)	Net revenue	$(3,374)	Other income (expense), net	$1,196
Foreign currency forward contracts	—	Cost of revenue	5	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	457	Other income (expense), net	—
Total	$(10,590)		$(2,912)		$1,196
_________________________
(1) Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Three Months Ended October 2, 2016
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)	Location of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(417)	Net revenue	$(824)	Other income (expense), net	$116
Foreign currency forward contracts	—	Cost of revenue	4	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	163	Other income (expense), net	—
Total	$(417)		$(657)		$116
_______________________
(1) Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Nine Months Ended October 2, 2016
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)	Location of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(1,116)	Net revenue	$(1,543)	Other income (expense), net	$169
Foreign currency forward contracts	—	Cost of revenue	4	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	219	Other income (expense), net	—
Total	$(1,116)		$(1,320)		$169
_________________________
(1) Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities that may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into less than ten non-designated derivatives per quarter. The average size of its non-designated hedges is approximately $2.0 million USD equivalent and these hedges range from one to three months in duration.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s non-designated hedge included in other income (expense), net in the unaudited condensed consolidated statements of operations for the three and nine months ended October 1, 2017 and October 2, 2016 are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended		Nine Months Ended
		October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(1,925)	$(493)	$(6,171)	$(1,252)

Note 6.	Net Income Per Share

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
Net income per share for the three and nine months ended October 1, 2017 and October 2, 2016 are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands, except per share data)
Numerator:
Net income	$20,794	$21,119	$51,370	$53,742

Denominator:
Weighted average common shares - basic	31,704	32,913	32,335	32,688
Potentially dilutive common share equivalent	689	1,000	934	936
Weighted average common shares - dilutive	32,393	33,913	33,269	33,624

Basic net income per share	$0.66	$0.64	$1.59	$1.64
Diluted net income per share	$0.64	$0.62	$1.54	$1.60

Anti-dilutive employee stock-based awards, excluded	975	—	431	235

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7.	Income Taxes

The income tax provision for the three and nine months ended October 1, 2017, was $5.8 million, or an effective tax rate of 21.7%, and $18.7 million, or an effective tax rate of 26.7%, respectively. The income tax provision for the three and nine months ended October 2, 2016, was $9.1 million, or an effective tax rate of 30.2%, and $27.5 million, or an effective tax rate of 33.8%, respectively. The decrease in the effective tax rate and the income tax provision for the three and nine months ended October 1, 2017, compared to the three and nine months ended October 2, 2016, resulted from the reversal of uncertain tax positions and related interest of $2.1 million from the completion of tax audits and the lapsing of statutes of limitation. The Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting" on January 1, 2017, which requires excess tax benefits or deficiencies to be reflected in the unaudited condensed consolidated statements of operations as a component of the provision for income taxes whereas they previously were recorded in equity. Total excess tax benefits recognized in the three and nine months ended October 1, 2017 was $0.3 million and $2.1 million, respectively. The decrease in the effective tax rate and income tax provision for the three and nine months ended October 1, 2017, compared to the three and nine months ended October 2, 2016, was partially offset by a $1.8 million non-recurring tax benefit related to a change in estimate during the three months ended October 2, 2016.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next twelve months is approximately $0.9 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of October 1, 2017, the Company had approximately $143.7 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warranty Obligation
Changes in the Company’s warranty obligation, which is included in other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Balance as of beginning of the period	$60,451	$50,393	$58,520	$56,706
Provision for warranty obligation made during the period	35,815	27,939	97,083	62,748
Settlements made during the period	(28,716)	(24,506)	(88,053)	(65,628)
Balance at end of period	$67,550	$53,826	$67,550	$53,826

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 1, 2017.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual any time after execution date of the respective agreement. The maximum amount of potential future infringement indemnification is generally unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 1, 2017.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have equity awards vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of October 1, 2017.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In June 2015, the Company filed with the Provincial Tax Court of Milan an appeal brief including a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2005 through 2006 tax years. The hearing for suspension was held and the Request for Suspension of payment was granted. The hearing for the validity of the tax assessment for 2005 and 2006 was held in December 2015 with the Provincial Tax Court issuing its decision in favor of the Company. The Inland Revenue Agency filed its appeal with the Regional Tax Court. The Company filed its counter brief on September 30, 2016 and the hearing was held on March 22, 2017. A decision favorable to the Company was issued by the Court on July 5, 2017. The Italian Tax Authority has appealed the decision to the Supreme Court.

The hearing for the validity of the tax assessment for 2007 was held on March 10, 2016 with the Provincial Tax Court who issued its decision in favor of the Company on April 7, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court and the Company has submitted its counter brief. The hearing has been scheduled for November 17, 2017.

With respect to 2008 through 2010, the Company filed its briefs with the Tax Court in October 2015 and the hearing for the validity of the tax assessments was held on April 21, 2016 and a decision favorable to the Company was issued on May 12, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court. The Company filed its counter brief on February 5, 2017.

With respect to 2011 through 2012, the Company has filed its appeal brief on February 26, 2016 with the Provincial Tax Court to contest this assessment. The hearing for suspension was held and the Request for Suspension of payment was granted. On October 13, 2016, the Company filed its brief with the Provincial Tax Court. The hearing was held on October 24, 2016 and a decision favorable to the Company was issued by the Court. The Inland Revenue Agency appealed the decision on April 19, 2017. The Company filed its counter brief on June 16, 2017.

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

On February 6, 2015, the Company filed its motion to transfer venue from the Western District of Texas to the Northern District of California with the Court; on February 13, 2015, Via Vadis filed its opposition to the Company’s motion to transfer; and on February 20, 2015, the Company filed its reply brief on its motion to transfer. In early April 2015, the Company received the plaintiff’s infringement contentions, and on June 12, 2015, the defendants served invalidity contentions. On July 30, 2015 the Court granted the Company’s motion to transfer venue to the Northern District of California. In addition, the Company learned that Amazon and Blizzard filed petitions for the inter partes reviews (“IPRs”) for the patents in suit. On October 30, 2015, the Company and Via Vadis filed a joint stipulation requesting that the Court vacate all deadlines and enter a stay of all proceedings in the case pending the Patent Trial and Appeal Board’s final non-appealable decision on the IPRs initiated by Amazon and Blizzard. On November 2, 2015 the Court granted the requested stay. On March 8, 2016, the Patent Trial and Appeal Board issued written decisions instituting the IPRs jointly filed by Amazon and Blizzard. In early March of 2017, The Patent Trial and Appeal Board (PTAB) issued various decisions regarding Amazon’s and Blizzard’s IPRs of the patents in suit. One of the IPRs of the '125 patent resulted in a finding by the PTAB that Amazon and Blizzard had had failed to show invalidity. The second IPR on the '125 patent, however, resulted in cancellation of all claims asserted in Via Vadis’s suit against the Company. Reissue '521 did not have any claims found invalid by the PTAB, and some dependent claims of the '680 patent survived the IPRs, and some claims of the '680 patent were canceled. The Northern District of California case against the Company remains stayed.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 3, 2015, the Company filed with the Court a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On December 23, 2015, CMS filed its response to the Company’s motion to transfer, and, on January 8, 2016, the Company filed its reply brief in support of its motion to transfer venue. On January 15, 2016, the Court granted the Company’s motion to transfer venue to the District Court for the Northern District of California. The initial case management conference in the Northern District of California occurred on May 13, 2016, and on August 19, 2016, the parties exchanged preliminary claim constructions and extrinsic evidence. On August 26, 2016, the Company and three defendants in other Northern District of California CMS cases (Juniper Networks, Inc., Ruckus Wireless, Inc., and Fortinet, Inc.) submitted motions to stay their cases. The defendants in part argued that stays were appropriate pending the resolution of the currently-pending IPRs of the patents-in-suit before the Patent Trial and Appeal Board (PTAB), including four IPR Petitions filed by Juniper. On September 9, 2016, CMS submitted its opposition to the motions to stay the cases. On September 26, 2016, the Court ordered the cases stayed in their entirety, until the PTAB reaches institution decisions with respect to Juniper’s four pending IPR petitions. Juniper’s four IPR petitions were instituted by the PTAB in January 2017, and the Company subsequently moved to join the IPR petitions as an “understudy” to Juniper, only assuming a more active role in the petitions in the event Juniper settles with CMS. For all four patents in suit against the Company, the PTAB ordered that (a) the Petitioners’ (the Company, Ruckus, and Brocade) Motion for Joinder to the Juniper IPRs is granted; (b) the Petitioners IPRs are instituted on the same grounds as in the Juniper ‘IPRs and Petitioners are joined with the Juniper IPRs; and (c) all further filings by Petitioners in the joined proceedings will be in the Juniper IPRs. The Company is now proceeding on the Juniper IPR schedule. The oral arguments for the Chrimar IPRs were held on August 31, 2017. The Northern District of California CMS cases remain stayed in their entirety by the Court.

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

On August 2, 2017, the Company and other respondents filed their Public Interest Statements with the ITC and also submitted briefing to the ITC indicating why the adverse findings for the respondents of the Initial Determination should be reviewed.

On August 10, 2017, the Commission extended the target date for the investigation from October 30, 2017 to December 1, 2017 and also extended the date for determination of whether to review the Initial Determination from August 31, 2017 to September 29, 2017, and, on that date, the Commission determined to review essentially all issues on the ’946 and ’136 patents, and none of the issues for the ’007 patent. Thus, the asserted claims of the ‘007 patent have been ruled invalid, and the ‘007 patent is out of the investigation.

On October 13, 2017, the respondents and Tessera submitted their Opening Submissions to the Commission. These Opening Submissions included opening briefs on infringement and invalidity topics, opening briefs on remedy, opening briefs on the public interest, opening briefs on bonding, and public interest submissions by the public. The Reply Submissions to the opening briefs were submitted on October 23, 2017.

At this point, there is still one patent remaining in the ITC action (the ‘946 patent), but this one patent could prevent the Company (and all the other respondents) from importing Broadcom-based products into the United States. There is no immediate legal effect from the ALJ’s Initial Determination ahead of the Commission’s Final Determination on December 1, 2017. If the Final Determination is not favorable to the respondents or the matter is not otherwise resolved, e.g. via settlement, then any exclusion order (injunction) on the Company (and all the other respondents) importing Broadcom-based products into the U.S. would go into effect the next day (December 2, 2017) (subject to postponement by up to two months until February 2, 2018 during the presidential review period upon posting of a bond by the Company). Such exclusion order on the Company’s (and all the other respondents’) importation of Broadcom-based products into the United States would potentially last until the ‘946 patent expires on August 31, 2018.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on August 1, 2017, the Company and Script Security executed a settlement agreement to settle the lawsuit for a one-time payment from the Company to Script Security in return for a license to the Company to the Script Security patents and applications that are currently owned by Script Security. The case accordingly was dismissed with prejudice on August 8, 2017.

The settlement did not have a material financial impact on the Company.

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

The Company received an extension until May 8, 2017 to answer the complaint and answered the complaint on that date. On August 15, 2017, the Company filed its motion to transfer venue for convenience from the Eastern District of Texas to the Northern District of California. On September 19, 2017, the plaintiff filed its Opposition to the Company’s motion to transfer venue. On October 11, 2017, the Eastern District of Texas granted the Company’s motion to transfer venue to the Northern District of California.

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

Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on October 3, 2017, the Company and Magnacross settled the lawsuit for a one-time payment from the Company to Magnacross in return for a license to the Company to the patent in suit and all of its related patents and applications that are currently owned by Magnacross. The case accordingly was voluntarily dismissed with prejudice on October 30, 2017.

This litigation matter did not have a material financial impact on the Company.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Without admitting any wrongdoing or violation of law and to avoid the distraction and expense of continued litigation and the uncertainty of a jury verdict on the merits, on August 9, 2017, the Company and the plaintiffs agreed to settle the lawsuit for a one-time payment and shipment of new products to the plaintiffs in return for a dismissal with prejudice of the lawsuit by the plaintiffs. The case accordingly was voluntarily dismissed with prejudice on August 9, 2017.

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

On August 28, 2017, the Company submitted its initial disclosures to the plaintiff. The initial scheduling conference was on October 2, 2017, and the Court set five day jury trial for March 19, 2019 for the leading Vivato/D-Link case, meaning the Company’s trial date will be at some point after March 19, 2019. Discovery in this case is ongoing.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Hera Wireless v. NETGEAR, Inc.

On July 14, 2017, the Company was sued by Sisvel (via Hera Wireless) in the District of Delaware on three related patents allegedly covering the 802.11n standard. Similar complaints were filed against Amazon, ARRIS, Belkin, Buffalo, and Roku. The Company has not yet answered the complaint and has received an extension until December 12, 2017 to do so.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

MyMail v. NETGEAR, Inc.

On August 25, 2017, the non-practicing entity MyMail Ltd. (“MyMail”) sued the Company for patent infringement in the District of Delaware. This is MyMail’s third round of cases, starting in November 2016, and, in this round, MyMail also filed against Ricoh, Panasonic, Acer, and TCL Communications.

MyMail is accusing essentially all the Company’s routers and range extenders of infringing claim 5 of U.S. Patent 8,732,318 (the ‘318 patent), entitled “Method of Connecting a User to a Network.” Claim 5 of the ’318 Patent describes a method for modifying network access information and then accessing the network using the modified information. MyMail is specifically accusing the Wi-Fi Protected Setup (WPS) function of the accused routers and range extenders. The Company has not yet answered the complaint and has received an extension until November 7, 2017 to do so.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. On April 25, 2017, the Board of Directors authorized the repurchase of up to 3.0 million shares of its outstanding common stock which, at the time of authorization, were incremental to the remaining shares under the Company's previous share repurchase program. As of October 1, 2017, 2.5 million shares remained authorized for repurchase under the repurchase program. All shares authorized under previously approved programs were fully utilized. The Company repurchased, as reported based on trade date, 1.8 million shares of common stock at a cost of $86.6 million during the nine months ended October 1, 2017. The Company repurchased, reported based on trade date, 0.6 million shares of common stock at a cost of $23.3 million under the repurchase authorization during the nine months ended October 2, 2016.

The Company repurchased, as reported based on trade date, approximately 127,000 shares of common stock at a cost of $6.0 million to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the nine months ended October 1, 2017. Similarly, during the nine months ended October 2, 2016, the Company repurchased, as reported based on trade date, approximately 99,000 shares of common stock at a cost of $4.4 million to help facilitate tax withholding for RSUs.

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

Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component for the nine months ended October 1, 2017 and October 2, 2016:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2016	$(31)	$2,230	$(261)	$1,938
Other comprehensive income (loss) before reclassifications	(41)	(10,590)	2,038	(8,593)
Less: Amount reclassified from accumulated other comprehensive income	—	(2,912)	1,019	(1,893)
Net current period other comprehensive income (loss)	(41)	(7,678)	1,019	(6,700)
Balance as of October 1, 2017	$(72)	$(5,448)	$758	$(4,762)

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2015	$(64)	$43	$24	$3
Other comprehensive income (loss) before reclassifications	104	(1,116)	393	(619)
Less: Amount reclassified from accumulated other comprehensive income	—	(1,320)	462	(858)
Net current period other comprehensive income (loss)	104	204	(69)	239
Balance as of October 2, 2016	$40	$247	$(45)	$242

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and nine months ended October 1, 2017 and October 2, 2016:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended October 1, 2017		Nine Months Ended October 1, 2017
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
	(In thousands)		(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$(4,401)	Net revenue	$(3,374)	Net revenue
Foreign currency forward contracts	19	Cost of revenue	5	Cost of revenue
Foreign currency forward contracts	822	Operating expenses	457	Operating expenses
	(3,560)	Total before tax	(2,912)	Total before tax
	1,246	Tax impact	1,019	Tax impact
	$(2,314)	Total, net of tax	$(1,893)	Total, net of tax

Details about Accumulated Other Comprehensive Income Components	Three Months Ended October 2, 2016		Nine Months Ended October 2, 2016
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
	(In thousands)		(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$(824)	Net revenue	$(1,543)	Net revenue
Foreign currency forward contracts	4	Cost of revenue	4	Cost of revenue
Foreign currency forward contracts	163	Operating expenses	219	Operating expenses
	(657)	Total before tax	(1,320)	Total before tax
	230	Tax impact	462	Tax impact
	$(427)	Total, net of tax	$(858)	Total, net of tax

Note 10.	Employee Benefit Plans

The Company grants options and RSUs under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Award vesting periods for this plan are generally four years. As of October 1, 2017, approximately 2.0 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors the ESPP, pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. As of October 1, 2017, approximately 0.9 million shares were available for issuance under the ESPP.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity

Stock option activity during the nine months ended October 1, 2017 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2016	1,884	$31.14
Granted	328	42.70
Exercised	(230)	27.83
Cancelled	—	—
Expired	(1)	31.70
Outstanding as of October 1, 2017	1,981	$33.44

RSU Activity

RSU activity during the nine months ended October 1, 2017 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2016	996	$36.22
Granted	553	49.50
Vested	(382)	35.13
Cancelled	(54)	43.87
Outstanding as of October 1, 2017	1,113	$42.83

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
The table below sets forth the weighted average assumptions used to estimate the fair value of option grants and purchase rights granted under the ESPP during the three and nine months ended October 1, 2017 and October 2, 2016.

	Three Months Ended				Nine Months Ended
	Stock Options		ESPP		Stock Options		ESPP
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Expected life (in years)	NA	NA	0.5	0.5	4.4	4.4	0.5	0.5
Risk-free interest rate	NA	NA	1.12%	0.45%	1.65%	1.28%	0.93%	0.43%
Expected volatility	NA	NA	31.3%	28.6%	31.6%	35.4%	29.7%	38.3%
Dividend yield	NA	NA	—	—	—	—	—	—

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Cost of revenue	$499	$426	$1,477	$1,316
Research and development	1,056	1,087	3,748	3,071
Sales and marketing	1,654	1,300	4,339	3,835
General and administrative	2,374	2,057	6,848	6,078
Total stock-based compensation	$5,583	$4,870	$16,412	$14,300

As of October 1, 2017, $8.0 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.7 years. $39.2 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.6 years.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016*	October 1, 2017	October 2, 2016*
	(In thousands, except percentage data)
Net revenue:
Arlo	$110,460	$48,642	$249,904	$111,492
Connected Home	183,099	215,116	563,365	629,880
SMB	61,924	74,700	196,594	218,997
Total net revenue	$355,483	$338,458	$1,009,863	$960,369
Contribution income (loss):
Arlo	$15,230	$(771)	$18,723	$(4,212)
Arlo contribution margin	13.8%	(1.6)%	7.5%	(3.8)%
Connected Home	$24,546	$36,330	$81,382	$111,587
Connected Home contribution margin	13.4%	16.9%	14.4%	17.7%
SMB	$12,583	$20,747	$47,839	$54,988
SMB contribution margin	20.3%	27.8%	24.3%	25.1%

Total segment contribution income	$52,359	$56,306	$147,944	$162,363
Corporate and unallocated costs	(18,740)	(17,532)	(53,974)	(50,666)
Amortization of intangibles (1)	(2,608)	(4,165)	(10,136)	(12,496)
Stock-based compensation expense	(5,583)	(4,870)	(16,412)	(14,300)
Restructuring and other charges	(19)	130	(78)	(3,859)
Litigation reserves, net	(15)	(13)	(68)	(58)
Interest income	501	291	1,388	804
Other income (expense), net	666	116	1,384	(582)
Income before income taxes	$26,561	$30,263	$70,048	$81,206
_________________________

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.
* Prior year financial information for each reportable segment has been recast to conform to the current reportable segment structure effective on January 1, 2017.

The following table shows net revenue from service provider customers within each of the reportable segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Arlo	$5,794	$3,513	$15,743	$14,730
Connected Home	44,631	66,042	146,309	204,250
SMB	1,114	1,295	2,492	3,489
Total service provider net revenue	$51,539	$70,850	$164,544	$222,469

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

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
United States (U.S.)	$235,584	$217,631	$663,096	$610,505
Americas (excluding U.S.)	8,804	7,604	19,870	19,488
EMEA	62,161	60,034	175,810	176,192
APAC	48,934	53,189	151,087	154,184
Total net revenue	$355,483	$338,458	$1,009,863	$960,369
Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations:

	As of
	October 1, 2017	December 31, 2016
	(In thousands)
United States	$9,278	$9,542
Canada	1,832	2,745
EMEA	172	210
China	6,390	5,219
APAC (excluding China)	2,556	1,757
Total property and equipment, net	$20,228	$19,473

Note 12.	Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of October 1, 2017:

	As of October 1, 2017
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$15,105	$15,105	$—	$—
Available-for-sale securities: U.S. treasuries (1)	124,087	124,087	—	—
Available-for-sale securities: certificates of deposit (1)	162	162	—	—
Trading securities: mutual funds (1)	1,964	1,964	—	—
Foreign currency forward contracts (2)	2,540	—	2,540	—
Total assets measured at fair value	$143,858	$141,318	$2,540	$—
________________________

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of October 1, 2017
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Liabilities:
Foreign currency forward contracts (3)	$11,749	$—	$11,749	$—
Total liabilities measured at fair value	$11,749	$—	$11,749	$—
_________________________

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	As of December 31, 2016
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$17,027	$17,027	$—	$—
Available-for-sale securities: U.S. treasuries (1)	123,838	123,838	—	—
Available-for-sale securities: certificates of deposit (1)	148	148	—	—
Trading securities: mutual funds (1)	1,528	1,528	—	—
Foreign currency forward contracts (2)	8,763	—	8,763	—
Total assets measured at fair value	$151,304	$142,541	$8,763	$—
_________________________

(1)	Included in short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

	As of December 31, 2016
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Liabilities:
Foreign currency forward contracts (3)	$1,705	$—	$1,705	$—
Total liabilities measured at fair value	$1,705	$—	$1,705	$—
_________________________

(3)	Included in other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of October 1, 2017 and December 31, 2016, the adjustment for non-performance risk did not have a material impact on the

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 13.	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue and ending inventory. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $2.4 million and $6.9 million for the three and nine months ended October 1, 2017, respectively, and $2.2 million and $7.0 million for the three and nine months ended October 2, 2016, respectively.

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

No significant restructuring and other charges were recognized during the three and nine months ended October 1, 2017. Restructuring and other charges recognized in the three and nine months ended October 2, 2016 was primarily related to severance, other one-time termination benefits and other associated costs. Amounts attributable to lease contract termination charges will be paid over the remaining lease term until January 2022.

The following table provides a summary of the activity related to accrued restructuring and other charges for the nine months ended October 1, 2017:

	Accrued Restructuring and Other Charges at December 31, 2016	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at October 1, 2017
	(In thousands)
Restructuring
Employee termination charges	$6	$—	$—	$—	$6
Lease contract termination and other charges	1,402	78	(302)	—	1,178
Total Restructuring and other charges	$1,408	$78	$(302)	$—	$1,184

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the third quarter of fiscal 2017, we experienced a 5.0% increase in net revenue while income from operations fell 14.9% compared to the third quarter of fiscal 2016. The increase in net revenue was attributable to the performance of our Arlo segment which saw net revenue increase by 127.1%, partially offset by declines in both the Connected Home and SMB of 14.9% and 17.1%, respectively. The increase in Arlo segment net revenue was mainly driven by our Arlo smart camera product line which continues to experience strong end user demand within a high growth market. The decrease in Connected Home segment net revenue was primarily due to lower gross shipments of broadband modem and gateway and powerline products. SMB segment experienced a decline in net revenue across all product categories mainly due to a fall in gross shipment of switches compared to the prior year period. Income from operations fell $4.5 million as increased contribution profit generated by the Arlo segment was offset by declines in both Connected Home and SMB segments. The increase in Arlo contribution income was due to the significant growth in net revenue not being met with proportionate increases in operating expenditures. Contribution income declines in Connected Home and SMB were as a result of lower gross profit attainment, due in part to higher investment in channel promotional activities as well as increased sales returns.

On a geographic basis, net revenue during the third quarter of fiscal 2017 increased in the Americas and EMEA and declined in APAC compared to the third quarter of fiscal 2016. The increase in Americas net revenue was primarily driven by higher gross shipments of our Arlo smart cameras, partially offset by declines in gross shipments of broadband modem and gateway products and switches. The increase in EMEA was primarily driven by increased gross shipments of our Arlo smart cameras, partially offset by a reduction in gross shipments of broadband modem and gateway and powerline products. APAC net revenue decreased due to a decline in gross shipments of our broadband modem and gateway products, partially offset by increased gross shipments of mobile products and Arlo smart cameras.

Looking forward, we expect strong growth in our Arlo segment driven by increasing demand for our Arlo smart camera products as well as through the introductions of new product categories and services. We also expect growth in our SMB segment driven by sales of our 10Gig, PoE, web-managed and app-managed switches and rackmount storage products. We expect our Connected Home segment net revenue to be flat compared with the same period of the prior year as we expect service provider net revenue to transition to other segments. In addition, we expect a shift in consumer preference away from single point WiFi routers to whole Home WiFi Systems which may require increased marketing and promotional expenditure to achieve similar levels of market share as we have experienced in the WiFi router category. We expect net revenue from service provider customers to be approximately $55 million for the fourth quarter of fiscal 2017.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations for the three and nine months ended October 1, 2017, with the comparable reporting period in the preceding year.

	Three Months Ended				Nine Months Ended
	October 1, 2017		October 2, 2016		October 1, 2017		October 2, 2016
	(In thousands, except percentage data)
Net revenue	$355,483	100.0%	$338,458	100.0%	$1,009,863	100.0%	$960,369	100.0%
Cost of revenue	252,388	71.0%	235,336	69.5%	717,900	71.1%	658,894	68.6%
Gross profit	103,095	29.0%	103,122	30.5%	291,963	28.9%	301,475	31.4%
Operating expenses:
Research and development	23,127	6.5%	21,935	6.5%	69,167	6.8%	65,876	6.9%
Sales and marketing	40,311	11.4%	37,337	11.0%	115,001	11.4%	110,703	11.5%
General and administrative	14,229	4.0%	14,111	4.2%	40,373	4.0%	39,995	4.2%
Restructuring and other charges	19	0.0%	(130)	(0.0)%	78	0.0%	3,859	0.4%
Litigation reserves, net	15	0.0%	13	0.0%	68	0.0%	58	0.0%
Total operating expenses	77,701	21.9%	73,266	21.7%	224,687	22.2%	220,491	23.0%
Income from operations	25,394	7.1%	29,856	8.8%	67,276	6.7%	80,984	8.4%
Interest income	501	0.2%	291	0.1%	1,388	0.1%	804	0.2%
Other income (expense), net	666	0.2%	116	0.0%	1,384	0.1%	(582)	(0.1)%
Income before income taxes	26,561	7.5%	30,263	8.9%	70,048	6.9%	81,206	8.5%
Provision for income taxes	5,767	1.7%	9,144	2.7%	18,678	1.8%	27,464	2.9%
Net income	$20,794	5.8%	$21,119	6.2%	$51,370	5.1%	$53,742	5.6%

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

	Three Months Ended			Nine Months Ended
	October 1, 2017	% Change	October 2, 2016	October 1, 2017	% Change	October 2, 2016
	(In thousands, except percentage data)
Americas	$244,388	8.5%	$225,235	$682,966	8.4%	$629,993
Percentage of net revenue	68.7%		66.6%	67.6%		65.6%
EMEA	$62,161	3.5%	$60,034	$175,810	(0.2)%	$176,192
Percentage of net revenue	17.5%		17.7%	17.4%		18.3%
APAC	$48,934	(8.0)%	$53,189	$151,087	(2.0)%	$154,184
Percentage of net revenue	13.8%		15.7%	15.0%		16.1%
Total net revenue	$355,483	5.0%	$338,458	$1,009,863	5.2%	$960,369
Americas

The increase in Americas net revenue for the three and nine months ended October 1, 2017 was due to higher gross shipments of our Arlo smart cameras, partially offset by declines in gross shipments of broadband modem and gateway products and switches. Net revenue was further impacted by sales returns and channel promotion activities deemed to be a reduction of revenue increasing proportionately compared to the prior year periods. Arlo segment net revenue experienced year over year growth of 129% for both the three and nine months ended October 1, 2017. We continue to experience robust end user demand for our Arlo product portfolio. In the three and nine months ended October 1, 2017, Connected Home net revenue fell by 15% and 10%, respectively, compared to the prior year periods, primarily due to significant declines in service provider net revenue. The fall in service provider net revenue is as a result of decisions taken by management in fiscal 2015 and 2016 to reduce focus on sales to certain service provider customers. SMB net revenue fell 23% and 15% in the three and nine months ended October 1, 2017. The decline in SMB net revenue in both periods was as a result of lower gross shipments of switches aligned with higher proportionate sales returns and channel promotion activities deemed to be a reduction of revenue.

EMEA

EMEA net revenue increased in the three months ended October 1, 2017, compared to the prior year period, driven by increased gross shipments of our Arlo smart cameras. The increase was partially offset by falls in gross shipments of our broadband modem and gateway and powerline products. EMEA net revenue slightly decreased for the nine months ended October 1, 2017, compared to the prior year period, as a result of a decline in gross shipments of our broadband modem and gateway and powerline products, partially offset by increased gross shipments of our Arlo smart cameras and home wireless products. In the nine months ended October 1, 2017, net revenue from service providers declined 35%, while net revenue from non-service provider customers increased 5%, as compared to the prior year period. The reduction in net revenue from service provider customers was as a result of decisions taken by management in fiscal 2015 and fiscal 2016 to reduce focus on sales to certain service provider customers. Further, during the nine months ended October 2, 2016, EMEA net revenue was positively impacted by the reversal of a $3.3 million charge established in the period ended June 28, 2015 against net revenue relating to an anticipated credit to a service provider customer to resolve a disputed quality issue.

APAC

APAC net revenue decreased in the three and nine months ended October 1, 2017, compared to the prior year periods. The decrease was primarily attributable to lower gross shipments of our broadband modem and gateway products, partially offset by higher gross shipments of our mobile products and Arlo smart cameras.

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

	Three Months Ended			Nine Months Ended
	October 1, 2017	% Change	October 2, 2016	October 1, 2017	% Change	October 2, 2016
	(In thousands, except percentage data)
Cost of revenue	$252,388	7.2%	$235,336	$717,900	9.0%	$658,894
Gross margin	29.0%		30.5%	28.9%		31.4%

Cost of revenue increased for the three and nine months ended October 1, 2017, compared to the prior year periods, primarily due to increased net revenue.

Gross margin decreased for the three and nine months ended October 1, 2017 compared to the prior year periods. Gross margin was impacted by a number of factors including segment net revenue mix, increased investment in channel promotion activities deemed to be contra-revenue under the authoritative guidance for revenue recognition and higher provision for sales return and warranty expense.

We expect gross margin percentage for the fourth quarter of fiscal 2017 to be flat to slightly down compared with the first nine months of fiscal 2017 performance, as we increase our marketing spending to drive market share gains for both Arlo and

Orbi product lines. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight, duty and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service providers.

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

	Three Months Ended			Nine Months Ended
	October 1, 2017	% Change	October 2, 2016	October 1, 2017	% Change	October 2, 2016
	(In thousands, except percentage data)
Research and development expense	$23,127	5.4%	$21,935	$69,167	5.0%	$65,876

Research and development expense increased for the three months ended October 1, 2017, compared to the prior year period, due to increased spending of $1.8 million in engineering projects and outside professional services, $0.4 million in IT and facility allocations, and $0.3 million in personnel-related expenditures, partially offset by a reduction in variable compensation of $1.3 million. Research and development expense increased for the nine months ended October 1, 2017, compared to the prior year period, due to increased spending of $4.7 million in engineering projects and outside professional services, $1.5 million in personnel-related expenditures, and $0.8 million in IT and facility allocations, partially offset by a reduction in variable compensation of $3.7 million. The increased expenditures on engineering projects and outside professional services are a result of continuous investment in strategic focus areas. Research and development headcount increased from 335 as of October 2, 2016 to 347 as of October 1, 2017. The increase in research and development headcount was attributable to the Arlo segment and shared service engineering, offset by declines to both SMB and Connected Home segments headcount.
We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We continue to invest in research and development to expand our Arlo product offerings and services, grow our cloud platform capabilities, and connected home products portfolio including services, expand our 10Gig, PoE, web-managed and app-managed switches, and develop innovative WiFi and LTE Advanced coverage solutions. For the fourth quarter of fiscal 2017, we expect research and development expenses to grow in absolute dollars as we continue to allocate resources to areas that we expect will drive future growth and profitability. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of revenue, depending on actual revenues achieved in any given quarter.

Sales and Marketing

Sales and marketing expense consists primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization of certain intangibles, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 1, 2017	% Change	October 2, 2016	October 1, 2017	% Change	October 2, 2016
	(In thousands, except percentage data)
Sales and marketing expense	$40,311	8.0%	$37,337	$115,001	3.9%	$110,703

Sales and marketing expense increased for the three months ended October 1, 2017 compared to the prior year period, due to an increase in marketing expenditures of $1.9 million and personnel-related expenditures of $1.4 million, partially offset by a reduction in variable compensation of $0.4 million. Sales and marketing expense increased for the nine months ended October 1, 2017 compared to the prior year period, primarily attributable to an increase in marketing expenditures of $8.5 million, partially offset by a reduction of $1.8 million in variable compensation, lower outside professional services of $1.4 million and IT and facility allocations of $0.5 million. The increased marketing spend was incurred to support new product introductions and brand marketing campaigns.

We expect our sales and marketing expense to be flat as a percentage of net revenue in the fourth quarter of fiscal 2017. We expect to continue to invest in brand marketing to strengthen our competitive position in fast growing product categories. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Three Months Ended			Nine Months Ended
	October 1, 2017	% Change	October 2, 2016	October 1, 2017	% Change	October 2, 2016
	(In thousands, except percentage data)
General and administrative expense	$14,229	0.8%	$14,111	$40,373	0.9%	$39,995

General and administrative expense increased slightly for the three months ended October 1, 2017, compared to the prior year period, mainly due to higher legal and professional services of $0.6 million and personnel-related expenditures of $0.6 million, substantially offset by lower variable compensation of $1.0 million. General and administrative expense increased slightly for the nine months ended October 1, 2017, compared to the prior year period, mainly due to increases in legal and professional services of $1.6 million, personnel-related expenditures of $1.5 million, substantially offset by a reduction in variable compensation costs of $3.0 million. Headcount increased to 169 employees as of October 1, 2017 from 160 employees as of October 2, 2016.
We expect our general and administrative expenses to be flat as a percentage of net revenue in the fourth quarter of fiscal 2017, but they could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation described in Note 8, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Restructuring and Other Charges

	Three Months Ended			Nine Months Ended
	October 1, 2017	% Change	October 2, 2016	October 1, 2017	% Change	October 2, 2016
	(In thousands, except percentage data)
Restructuring and other charges	$19	**	$(130)	$78	(98.0)%	$3,859
**Percentage change not meaningful.

No significant restructuring and other charges were recognized during the three and nine months ended October 1, 2017, and the three months ended October 2, 2016. Restructuring and other charges recognized in the nine months ended October 2, 2016 were primarily related to severance, other one-time termination benefits and other associated costs.

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

Litigation Reserves, Net

	Three Months Ended			Nine Months Ended
	October 1, 2017	% Change	October 2, 2016	October 1, 2017	% Change	October 2, 2016
	(In thousands, except percentage data)
Litigation reserves, net	$15	15.4%	$13	$68	17.2%	$58

No significant litigation reserves or benefits were recognized during the three and nine months ended October 1, 2017 and October 2, 2016. For a detailed discussion of our litigation matters, refer to Note 8, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 1, 2017	% Change	October 2, 2016	October 1, 2017	% Change	October 2, 2016
	(In thousands, except percentage data)
Interest income	$501	72.2%	$291	$1,388	72.6%	$804
Other income (expense), net	666	**	116	1,384	**	(582)
Total	$1,167	**	$407	$2,772	**	$222
**Percentage change not meaningful.

Interest income increased for the three and nine months ended October 1, 2017 compared to the prior year periods due to increased yields on short term investments.

Other income (expense), net increased for the three and nine months ended October 1, 2017, compared to the prior year periods, due primarily to higher foreign currency transaction gains, partially offset by losses recognized relating to foreign currency forward contracts. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three and nine months ended October 1, 2017. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 5, Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	October 1, 2017	% Change	October 2, 2016	October 1, 2017	% Change	October 2, 2016
	(In thousands, except percentage data)
Provision for income taxes	$5,767	(36.9)%	$9,144	$18,678	(32.0)%	$27,464
Effective tax rate	21.7%		30.2%	26.7%		33.8%

The decrease in the effective tax rate and the income tax provision for the three and nine months ended October 1, 2017, compared to the three and nine months ended October 2, 2016, resulted from the reversal of uncertain tax positions and related interest of $2.1 million from the completion of tax audits and the lapsing of statutes of limitation. We adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting" on January 1, 2017, which requires excess tax benefits or deficiencies to be reflected in the unaudited condensed consolidated statements of operations as a component of the provision for income taxes whereas they previously were recorded in equity. Total excess tax benefits recognized in the three and nine months ended October 1, 2017 was $0.3 million and $2.1 million, respectively. The decrease in the effective tax rate and income tax provision for the three and nine months ended October 1, 2017, compared to the three and nine months ended October 2, 2016, was partially offset by a $1.8 million non-recurring tax benefit related to a change in estimate during the three months ended October 2, 2016.

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

Arlo

	Three Months Ended			Nine Months Ended
	October 1, 2017	% Change	October 2, 2016*	October 1, 2017	% Change	October 2, 2016*
	(in thousands, except percentage data)
Net revenue	$110,460	127.1%	$48,642	$249,904	124.1%	$111,492
Percentage of total net revenue	31.1%		14.4%	24.7%		11.6%
Contribution income	$15,230	**	$(771)	$18,723	**	$(4,212)
Contribution margin	13.8%		(1.6)%	7.5%		(3.8)%
* Prior year financial results have been recast to conform to the reportable segment structure effective on January 1, 2017.
** Percentage change not meaningful.

Arlo segment net revenue increased significantly for the three and nine months ended October 1, 2017, compared to the prior year periods. The rapid expansion of the smart camera market combined with the introduction of our Arlo Pro and recently launched Arlo Pro 2 smart camera was mainly responsible for the year over year increases. We continue to experience strong end user demand across all regions for our Arlo product line and we expect demand within the smart camera market to continue to be robust.

Contribution income increased significantly for the three and nine months ended October 1, 2017 compared with contribution loss in the prior year periods. The improved profitability was mainly as a result of higher net revenue. In addition, the growth in net revenue was not met with proportionate increases in operating expenditures, further assisting profitability. We do expect that the contribution margin will come down in the fourth quarter as we look to expand our engineering resources as well as increase investments in brand marketing spending.

Connected Home

	Three Months Ended			Nine Months Ended
	October 1, 2017	% Change	October 2, 2016*	October 1, 2017	% Change	October 2, 2016*
	(in thousands, except percentage data)
Net revenue	$183,099	(14.9)%	$215,116	$563,365	(10.6)%	$629,880
Percentage of total net revenue	51.5%		63.5%	55.8%		65.6%
Contribution income	$24,546	(32.4)%	$36,330	$81,382	(27.1)%	$111,587
Contribution margin	13.4%		16.9%	14.4%		17.7%
* Prior year financial results have been recast to conform to the reportable segment structure effective on January 1, 2017.

Connected Home segment net revenue decreased for the three and nine months ended October 1, 2017, compared to the prior year periods. The decrease in Connected Home net revenue was primarily due to lower gross shipments of broadband modem and gateway and powerline products to both service provider and non-service provider customers. The decrease was partially offset by increased gross shipments of mobile products to service provider customers and home wireless products to non-service provider customers. Geographically, in the three and nine months ended October 1, 2017, net revenue fell across all regions. Declines in service provider net revenue of $21.4 million and $57.9 million, respectively, for the three and nine months ended October 1, 2017, adversely impacted geographic performance.

Contribution income decreased in the three and nine months ended October 1, 2017, compared to the prior year periods, primarily due to lower net revenue and gross margin attainment. Increased sales returns and increased expenditure on channel promotion activities deemed to be contra-revenue under the authoritative guidance for revenue recognition and increased warranty expense adversely impacted gross margin performance.

SMB

	Three Months Ended			Nine Months Ended
	October 1, 2017	% Change	October 2, 2016*	October 1, 2017	% Change	October 2, 2016*
	(in thousands, except percentage data)
Net revenue	$61,924	(17.1)%	$74,700	$196,594	(10.2)%	$218,997
Percentage of total net revenue	17.4%		22.1%	19.5%		22.8%
Contribution income	$12,583	(39.4)%	$20,747	$47,839	(13.0)%	$54,988
Contribution margin	20.3%		27.8%	24.3%		25.1%
* Prior year financial results have been recast to conform to the reportable segment structure effective on January 1, 2017.

SMB segment net revenue decreased for the three and nine months ended October 1, 2017 compared to the prior year periods. SMB experienced a decline in net revenue across all product categories led by switches. Contribution income decreased for the three and nine months ended October 1, 2017, compared to the prior year periods, primarily due to lower net revenue and gross margin attainment. Increased channel promotion activities and sales returns deemed to be a reduction of net revenue were contributing factors in the decline of net revenue and gross margin attainment compared to the prior year periods.

Liquidity and Capital Resources
Our cash and cash equivalents balance increased from $240.5 million as of December 31, 2016 to $246.6 million as of October 1, 2017. Our short-term investments, which represent the investment of funds available for current operations, increased from $125.5 million as of December 31, 2016 to $126.2 million as of October 1, 2017 due to more purchases of treasuries. Operating activities during the nine months ended October 1, 2017 provided cash of $101.4 million falling from $133.3 million in the nine months ended October 2, 2016, as a result of unfavorable working capital activities coupled with decreased net income. Cash used in investing activities during the nine months ended October 1, 2017 decreased mainly due to lower net spending on purchase of short-term investments, partially offset by an increase in cost method investments and higher capital expenditures. Cash used in financing activities increased by $79.6 million, primarily due to increased repurchase of common stock, coupled with less proceeds from the issuance of common stock upon exercise of stock options. Additionally, we adopted ASU 2016-09 in the first quarter of fiscal 2017 on a retrospective basis and reflected any adjustments of $2.3 million to both operating and financing activities for the nine months ended October 2, 2016. For a detailed discussion of the impacts on our cash flows statements upon the adoption, refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Our days sales outstanding ("DSO") was 76 days as of October 1, 2017, which slightly decreased from 77 days as of December 31, 2016.
Our accounts payable decreased from $112.4 million as of December 31, 2016 to $92.9 million as of October 1, 2017. The decrease was primarily attributable to timing of payments.

Inventory increased from $247.9 million as of December 31, 2016 to $249.1 million as of October 1, 2017. In the three months ended October 1, 2017, we experienced annualized ending inventory turns of approximately 4.1, slightly down from 4.2 turns in the three months ended December 31, 2016.

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

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under these authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. On April 25, 2017, our Board of Directors authorized the repurchase of up to 3.0 million shares of our outstanding common stock which, at the time of authorization, were incremental to the remaining shares under the Company's previous share repurchase program. As of October 1, 2017, 2.5 million shares remained authorized for repurchase under the repurchase program. All shares authorized under previously approved programs were fully utilized. During the nine months ended October 1, 2017, we repurchased and retired, reported based on trade date, approximately 1.8 million shares of common stock at a cost of $86.6 million. During the nine months ended October 2, 2016, we repurchased and retired, reported based on trade date, 0.6 million shares of common stock at a cost of $23.3 million.

We repurchased, as reported based on trade date, approximately 127,000 shares of common stock at a cost of $6.0 million under a repurchase program to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving restricted stock units ("RSUs") during the nine months ended October 1, 2017. Similarly, during the nine months ended October 2, 2016, we repurchased, as reported based on trade date, approximately 99,000 shares of our common stock at a cost of $4.4 million under the same program to help facilitate tax withholding for RSUs. These shares were retired upon repurchase.

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

Contractual Obligations
There have been no material changes during the nine months ended October 1, 2017 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of October 1, 2017, we had approximately $143.7 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

As of October 1, 2017, we had $14.6 million of total gross unrecognized tax benefits and related interest. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is approximately $0.9 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of October 1, 2017, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to our critical accounting policies and estimates during the nine months ended October 1, 2017.

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

During the nine months ended October 1, 2017, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

•	terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	litigation involving alleged patent infringement;

•	epidemic or widespread product failure, or unanticipated safety issues, in one or more of our products;

•	any changes in accounting rules, including the potential impact of our adoption of new revenue recognition standards;

•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	failure to effectively manage our third party customer support partners, which may result in customer complaints and/or harm to the NETGEAR brand;

•
our inability to monitor and ensure compliance with our anti-corruption compliance program and domestic and international anti-corruption laws and regulations, whether in relation to our employees or with our suppliers or customers;

•	labor unrest at facilities managed by our third-party manufacturers;

•	unanticipated shift or decline in profit by geographical region that would adversely impact our tax rate; and

•	our failure to implement and maintain the appropriate internal controls over financial reporting which may result in restatements of our financial statements.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the home market for networking and smart home devices include Amazon.com, Apple, Arris, ASUS, Belkin/Linksys, Devolo, D-Link, Eero, Google, Logitech, Luma, Nest Labs (owned by Google), Ring, Samsung, Swann, Synology, Symantec, TP-Link and Western Digital. Our principal competitors in the commercial business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, Huawei, QNAP Systems, Seagate Technology, SonicWall, Synology, TP-Link, Ubiquiti, WatchGuard and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, Arcadyan, ARRIS, AVM, Compal Broadband, D-Link, Hitron, Huawei, Novatel Wireless (owned by TCL Corporation of China), Sagem, Scientific Atlanta (a Cisco Systems company), Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Xiaomi in China, and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

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

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our systems and customer data, but these security measures cannot provide absolute security. In addition, many jurisdictions strictly regulate data privacy and protection and may impose significant penalties for failure to comply with these requirements. For example, the European Union's General Data Protection Regulation ("GDPR"), scheduled to take effect in May 2018, has required us to expend significant time and resources to prepare for compliance. Potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, social engineering or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, subject us to significant governmental fines, damage our brand and reputation, or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 34% of overall net revenue in the third quarter of 2017 and approximately 36% of overall net revenue in fiscal 2016. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. For example, as described above in Note 8, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q ("Note 8"), on June 30, 2017, in our U.S. International Trade Commission (“ITC”) proceedings with Tessera, the ITC Administrative Law Judge released an initial determination finding a violation of section 337 of the Tariff Act of 1930, as amended, with respect to one patent, and such a finding, if upheld through a currently pending ITC review process or not otherwise resolved, e.g., via settlement, ahead of a final determination by the ITC on December 1, 2017, could result in the Company (along with the other respondents to the matter) being enjoined from importing Broadcom-based products into the U.S. beginning as early as December 1, 2017. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth under Note 8. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2017 - July 30, 2017	681,582	$44.02	681,582	2,512,724
July 31, 2017 - August 27, 2017	3,331	$47.88	—	2,512,724
August 28, 2017 - October 1, 2017	4,366	$47.72	—	2,512,724
Total	689,279	$44.06	681,582
_________________________

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the three months ended October 1, 2017, we repurchased and retired, reported based on trade date, approximately 0.7 million shares of common stock at a cost of $30.0 million under this authorization.

(2)
During the three months ended October 1, 2017, we repurchased, as reported based on trade date, approximately 8,000 shares of common stock at a cost of $0.4 million to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1
3.2	Amended and Restated Bylaws of the registrant	10-Q	8/4/2017	3.2
4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Date: November 3, 2017