Form 10-K
period 2017-12-31
NETGEAR, INC
filed 2018-02-16
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2017
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 2, 2017 was approximately $848.2 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2017 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director and each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 31,381,182 shares as of February 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

This Annual Report on Form 10-K (“Form 10-K”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in Part I, Item 1A below, and elsewhere in this Form 10-K, including, among other things: future demand for our products may be lower than anticipated; consumers may choose not to adopt our new product offerings or adopt competing products; the actual price, performance and ease of use of our products may not meet the price, performance and ease of use requirements of consumers; our dependence on certain significant customers; our reliance on a limited number of third-party suppliers and manufacturers; new cyber threats may challenge the effectiveness or threaten the security of our products; our business strategies and development plans may not be successful; and our plan to separate our Arlo business through the potential initial public offering of Arlo Technologies, Inc. (“Arlo”) and the subsequent distribution of our remaining holdings of Arlo common stock. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Form 10-K are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Form 10-K.

Item 1. Business

General

We are a global company that delivers innovative networking and Internet connected products to consumers and growing businesses. In the first fiscal quarter of 2017, our Chief Operating Decision Maker requested changes to the information that he regularly reviews for purposes of allocating resources and assessing performance. By consequence, we reorganized our operating segment structure, resulting in a change to our reportable segments. Beginning with fiscal year 2017, we operate and report in the following three segments: Arlo, Connected Home, and Small and Medium Business ("SMB"). The Arlo segment is focused on intelligent internet-connected products for consumers and businesses that provide security and safety. The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use LTE and WiFi internet networking solutions. The SMB segment is focused on small and medium-sized businesses and consists of business networking, storage and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. The prior-year segment financial results have been recast to conform to the reportable segment structure effective on January 1, 2017. None of the changes impact previously reported consolidated net revenue, income from operations, net income per share, total assets, or stockholders’ equity. We are organized into the following three geographic territories: Americas; Europe, Middle-East and Africa ("EMEA") and Asia Pacific ("APAC"). For further detail, refer to Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

We were incorporated in Delaware on January 8, 1996. Our principal executive offices are located at 350 East Plumeria Drive, San Jose, California 95134, and our telephone number at that location is (408) 907-8000. Our website address is www.netgear.com.

In the years ended December 31, 2017, 2016, and 2015, we generated net revenue of $1.41 billion, $1.33 billion, and $1.30 billion, respectively.

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

Sales Channels

We sell our products through multiple sales channels worldwide, including wholesale distributors, traditional and online retailers, direct market resellers ("DMRs"), value-added resellers ("VARs"), and broadband service providers.

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

DMRs and VARs. We sell into the business marketplace through an extensive network of DMRs and VARs. Our DMRs include companies such as CDW and Insight. VARs include our network of registered NETGEAR Solution Partners. DMRs and VARs may receive sales incentives, marketing support and other program benefits from us. Our DMRs and VARs generally purchase our products through our wholesale distributors.

Broadband Service Providers. We also supply our products directly to broadband service providers in the United States and internationally providing cable, DSL and 4G LTE broadband. Service providers supply our products to their business and home subscribers. Our largest broadband service providers include Telstra and AT&T.

The largest portion of our net revenues was derived from Americas sales in the year ended December 31, 2017. Americas sales as a percentage of net revenue increased from 66.5% in the year ended December 31, 2016 to 68.1% in the year ended December 31, 2017. We have continuously committed resources to our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical instability, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws. For further information regarding these risks, refer to Item 1A, Risk Factors of Part I of this Annual Report on Form 10-K.

Best Buy Co., Inc. and affiliates and Amazon and affiliates accounted for 10% or more of net revenue for the year ended

December 31, 2017 and 2016, respectively. Best Buy Co., Inc. and affiliates accounted for 10% or more of net revenue for the year ended December 31, 2015.

Refer to Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for further discussion of operations by geographic area, for details on long-lived assets by geographic area, and for further details on significant customers.

Product Offerings

Our products are built on a variety of proven technologies such as wireless (WiFi and LTE), Ethernet and powerline, with a focus on reliability and ease-of-use. Our product line consists of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as Internet Protocol (“IP”) security cameras and home automation devices and services. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which our products are sold.

Smart Home / Connected Home / Broadband access. Products that create and extend wired and wireless networks in homes and small businesses to connect devices to the internet, enable connection to broadband networks, as well as devices that provide remote, secure monitoring of homes and businesses. These products are sold primarily via brick and mortar retail, e-commerce, and service provider channels and include:

•	Remote video security systems, which provide remote video and audio monitoring and recordings, accessible by smart phones, tablets or PCs and MACs through WiFi or LTE;

•
Broadband modems, which are devices that convert the broadband signals into Ethernet data that feeds Internet into homes and offices. We provide modems that connect to DOCSIS 3.x, xDSL, FTTx, and 4G LTE;

•	WiFi Gateways, which are WiFi routers with an integrated broadband modem, for broadband Internet access;

•	WiFi Hotspots, which create mobile WiFi Internet access that utilizes 3G and 4G LTE data networks for use on the go, and at home in place of traditional wired broadband, Internet access;

•	WiFi routers and home WiFi Systems, which create a local area network (LAN) for home or office computer, mobile and Smart Devices to connect and share a broadband Internet connection;

•	WiFi range extenders, which extend the range of an existing WiFi network to eliminate WiFi dead spots;

•	Powerline adapters and bridges, which extend wired and WiFi Internet connections to any AC outlet using existing electrical wiring; and

•	WiFi network adapters, which enable computing devices to be connected to the network via WiFi.

Small and Medium business solutions. These products are sold into the small and medium business marketplace through an extensive network of DMRs and VARs, and increasingly through brick and mortar retail and e-commerce channels and include:

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

We design our products and services to meet the specific needs of the consumer, business and service provider markets, tailoring various elements of the software interface, the product design, including component specification, physical characteristics such as casing, design and coloration, and specific user interface features to meet the needs of these markets. We also leverage many of our technological developments, high volume manufacturing, technical support and engineering infrastructure across our markets to maximize business efficiencies.

Our products that target the business market are generally designed with an industrial appearance, including metal cases and, for some product categories, the ability to mount the product within standard data networking racks as well as unique mounting solutions for other uses. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a business user. For example, we offer data transfer rates up to ten gigabits per second for our business products to meet the higher capacity requirements of business users. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. Security requirements within our products for business broadband access include firewall, virtual private network and content threat management capabilities that allow for secure interactions between remote offices and business headquarter locations over the internet. Our connectivity product offerings for the business market include enhanced security and remote configurability often required in a business setting. Our ReadyNAS® family of network attached storage products implements redundant arrays of independent disks data protection, enabling businesses to store and protect critical data easily, efficiently and intelligently.

Our vision for the home network is about intelligently controlling and monitoring all devices connected to the home network at all times, thus creating a Smart Environment. Our focus is to continue to introduce new products and services into growth areas that form the basis of Smart Homes, such as: the fastest WiFi standards with broadest coverage via latest technology (802.11ac) WiFi routers and home WiFi systems; high speed DOCSIS 3.1, xDSL and fiber gateways with more integrated functions; 4G LTE gateways and mobile hotspots; smart home cameras; smart home lights and other automation devices. We continue to announce and introduce new products in these key markets.

Our vision for the business network is to increase the effectiveness and efficiency of the hybrid cloud access network. We believe small and medium-sized enterprises will continue to move into cloud-based applications, such as: Salesforce.com, Ring Central, Zoom video conferencing, SuccessFactors, Workday, and others. In addition, we believe these enterprises will move into utility-like on demand computing power supplied by third party data centers. Also, increasingly more enterprises are enabling the BYOD (bring your own device) environment allowing smart phones, tablets, and netbooks to be the business computing devices of choice. These trends will place a greater demand on business networks. To meet this demand we are introducing next generation commercial products in rapid pace, such as: Power over Ethernet (PoE) switches, Multi-gigabit Ethernet switches, high capacity local and remote unified storage, small to medium capacity campus wireless LAN, and security appliances.

Competition

The consumer, business and service provider markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•
within the consumer markets, companies such as Amazon.com, Apple, ARRIS, ASUS, Belkin/Linksys, Canary, Devolo, D-Link, Eero, Google, Logitech, Luma, Google, Ring, Samsung, Swann, Synology, Symantec, TP Link, and Western Digital;

•
within the business markets, companies such as Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, Huawei, QNAP Systems, Seagate Technology, SonicWall, Synology, TP Link, Ubiquiti, WatchGuard and Western Digital; and

•
within the service provider markets, companies such as Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Canary, Compal Broadband, D-Link, Eero, Franklin, Google, Hitron, Huawei, Novatel Wireless, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL.

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

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. For example, Hewlett-Packard Enterprise has significant brand name recognition and has an advertising presence substantially greater than ours. Similarly, Cisco Systems and Google are well recognized as leaders in providing networking products to businesses and have substantially greater financial resources than we do. Several of our competitors, such as TP-Link, offer a range of products that directly compete with most of our product offerings. Several of our other competitors primarily compete in a more limited manner. For example, Hewlett-Packard sells networking products primarily targeted at larger businesses or enterprises. However, the competitive environment in which we operate changes rapidly. Other companies with significant resources could also become direct competitors, either through acquiring a competitor or through internal efforts.

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

Research and Development

Our success depends on our ability to develop products that meet changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate existing and new third-party technologies, develop existing and new in-house technologies, and develop and test new products and services. Our research and development employees work closely with our technology and manufacturing partners to bring our products to market in a timely, high quality and cost-efficient manner.

We identify, qualify or self-develop new technologies to develop products using one or more of the methodologies described below.

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

Our total research and development expenses were $94.6 million in 2017, $89.4 million in 2016 and $86.5 million in 2015.

Manufacturing

Our primary manufacturers are Cloud Network Technology (more commonly known as Foxconn Corporation), Delta Networks Incorporated, Wistron NeWeb Corporation, and Pegatron Corporation, all of which are headquartered in Taiwan. We also use Sky Light Industrial Ltd., which is headquartered in Hong Kong. The actual manufacturing of our products occurs primarily in mainland China and Vietnam, with pilot and low-volume manufacturing in Taiwan on a select basis. We distribute our manufacturing among these key suppliers to avoid excessive concentration with a single supplier. However, there has been an increase in supplier concentration since 2015. Because substantially all of our manufacturing occurs in mainland China and

Vietnam, any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our manufacturers to manufacture our products. In addition, our manufacturers in China have continued to increase our costs of production, particularly in the recent years. These increased costs have affected our margins and ability to lower prices for our products to stay competitive. If our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly impacted. In addition to their responsibility for the manufacturing of our products, our manufacturers purchase all necessary parts and materials to produce complete, finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Hong Kong and mainland China. They are responsible for auditing and inspecting process and product quality on the premises of our ODMs and JDMs.

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

Our product marketing group focuses on product strategy, product development roadmaps, the new product introduction process, product lifecycle management, demand assessment and competitive analysis. The group works closely with our sales and research and development groups to align our product development roadmap to meet customer technology demands from a strategic perspective. The group also ensures that product development activities, product launches, and ongoing demand and supply planning occur in a well-managed, timely basis in coordination with our development, manufacturing, and sales groups, as well as our ODM and sales channel partners.

Our corporate marketing group is responsible for defining and building our corporate brand and supporting the business units with creative and marketing strategies and tactics. The group focuses on defining our brand promise and marketing messages on a worldwide basis. This group is also responsible for driving the social media and online marketing strategy, public relations, install base marketing programs, community engagement programs, sponsorships and events, and corporate websites worldwide, as well as creative production for all product categories.

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

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark, trade secret, and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold approximately 190 issued United States patents that expire between years 2018 and 2037 and 90 foreign patents that expire between 2018 and 2034. In addition, we currently have approximately 95 pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products in the United States and internationally, including NETGEAR, AirCard, AirCard Enabled, Around Town, Arlo, Arlo Q, Arlo logo, Orbi, Genie, Genie+, the Genie logo, ReadyShare, Neo TV, the Neo TV logo, ProSafe, RangeMax, ReadyNAS, ReadyDrop, ReadyData, ReadyCloud, ReadyDLNA, ReadyRecover, ProSecure, the ProSecure logo, Push2TV, Streampro, Centria, My Media, Nighthawk, Nighthawk x4, Nighthawk x6, Overdrive, Overdrive 3G/4G Mobile Hotspot logo, Zing Mobile Hotspot, Mingle, Vue, VueZone, Ufast, NETGEAR Insight, NETGEAR UP, VIZN, FASTLANE, FASTLANE3, Every Angle Covered, Placemeter, the Placemeter logo, and X-RAID.

We have registered a number of internet domain names that we use for electronic interaction with our customers including dissemination of product information, marketing programs, product registration, sales activities, and other commercial uses.

Seasonal Business

We have historically experienced increased net sales in our third and fourth fiscal quarters as compared to the first and second quarters in our fiscal year due to seasonal demand from consumer markets primarily relating to the beginning of the school year and the holiday season. This pronounced seasonality has been previously offset by irregular and significant purchases from customers in other markets, such as the service provider market. As the proportion of our revenue derived from consumer focused products grows relative to our overall business, the impact of the seasonally high third and fourth fiscal quarters shall become more pronounced than experienced in prior years.

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

Employees

As of December 31, 2017, we had 1,008 full-time employees, with 334 in sales, marketing and technical support, 359 in research and development, 137 in operations, and 178 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements.

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

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 10, 2018.

Name	Age	Position
Patrick C.S. Lo	61	Chairman and Chief Executive Officer
Christine M. Gorjanc	61	Chief Financial Officer
Patrick J. Collins III	46	Senior Vice President, Arlo Products and Services
Michael F. Falcon	61	Chief Operations Officer
David J. Henry	45	Senior Vice President, Connected Home Products and Services
Andrew W. Kim	47	Senior Vice President of Corporate Development, General Counsel and Corporate Secretary
John P. McHugh	57	Senior Vice President, SMB Products and Services
Mark G. Merrill	63	Chief Technology Officer
Tamesa T. Rogers	44	Senior Vice President, Human Resources
Michael A. Werdann	49	Senior Vice President of Worldwide Sales

Patrick C.S. Lo is our co-founder and has served as our Chairman and Chief Executive Officer since March 2002. He previously served as interim general manager of our former retail business unit and as interim general manager of our former service provider business unit. Patrick founded NETGEAR with Mark G. Merrill with the singular vision of providing the appliances to enable everyone in the world to connect to the high speed Internet for information, communication, business transactions, education, and entertainment. From 1983 until 1995, Mr. Lo worked at Hewlett-Packard Company, where he served in various management positions in sales, technical support, product management, and marketing in the U.S. and Asia. Mr. Lo was named the Ernst & Young National Technology Entrepreneur of the Year in 2006. Mr. Lo received a B.S. degree in electrical engineering from Brown University.

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

Patrick J. Collins III has served as our Senior Vice President of Arlo Products and Services since January 2017. He has been with NETGEAR since June 2008, most recently serving as our Senior Vice President of Smart Home Products from January 2016 to December 2016, Vice President of Home Automation Products from March 2014 to January 2016, Chief Information Officer from November 2012 to March 2014, and Vice President of Information Technology from October 2010 to November 2012. Prior to NETGEAR, Mr. Collins held leadership positions in the consulting services groups of Oracle Corporation and Computer Sciences Corporation. Mr. Collins received a B.S. degree in Computer Information Systems from Alvernia University.

Michael F. Falcon has served as our Chief Operations Officer since November 2017, Senior Vice President of Worldwide Operations and Support from January 2009 to November 2017, Senior Vice President of Operations from March 2006 to January 2009, and Vice President of Operations from November 2002 to March 2006. Prior to joining us, Mr. Falcon was at Quantum Corporation, where he served as Vice President of Operations and Supply Chain Management from September 1999 to November 2002, Meridian Data (acquired by Quantum Corporation), where he served as Vice President of Operations from April 1999 to September 1999, and Silicon Valley Group, where he served as Director of Operations, Strategic Planning and Supply Chain Management from February 1989 to April 1999. Prior to February 1989, Mr. Falcon served in management positions at SCI Systems, an electronics manufacturer, Xerox Imaging Systems, a provider of scanning and text recognition solutions, and Plantronics, Inc., a provider of lightweight communication headsets. Mr. Falcon received a B.A. degree in Economics with honors from the University of California, Santa Cruz and has completed coursework in the M.B.A. program at Santa Clara University.

David J. Henry has served as our Senior Vice President of Connected Home Products and Services since January 2017. He has worldwide responsibility for both Product Marketing and Engineering of our home networking products, encompassing product strategy, development and delivery. He has been with NETGEAR since July 2004, most recently serving as our Senior Vice President of Home Networking from January 2016 to December 2016, Vice President of Product Management of our retail business unit from March 2011 to January 2016 and as our Senior Director of Product Marketing from October 2010 to March 2011. Prior to NETGEAR, Mr. Henry was a senior product manager for the high technology vertical application at Siebel Systems (acquired by Oracle Corporation). His professional experience also includes business process and information technology consulting with Deloitte Consulting. Mr. Henry received a B.S. degree in Electrical Engineering, with an emphasis on Signal Processing, from the University of Washington and an M.B.A. from the Stanford Graduate School of Business.

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

John P. McHugh has served as our Senior Vice President of SMB Products and Services since January 2017, overseeing the development and delivery of the industry’s premiere line of networking and storage solutions for SMB customers. He previously served as our Senior Vice President and General Manager of the Commercial Business Unit from July 2013 to December 2016. Prior to joining us in July 2013, Mr. McHugh led the commercial networking business at both Nortel and Hewlett-Packard. During his career, Mr. McHugh has held leadership roles in R&D, Marketing and Manufacturing, as well as having over 12 years of experience in General Management. Mr. McHugh holds a BS degree in Electrical Engineering and in Computer Science from Rose-Hulman Institute of Technology.

Mark G. Merrill is our co-founder and has served as our Chief Technology Officer since March 2015. In this role, Mr. Merrill continues to guide the emerging market efforts and work closely with the RF engineering team to ensure technical leadership of our wireless networking products. Previously, Mr. Merrill served as our Senior Vice President of Advanced Engineering from February 2013 to February 2015 and as our Chief Technology Officer from January 2003 to April 2013. From September 1999 to January 2003, he served as Vice President of Engineering and served as Director of Engineering from September 1995 to September 1999. Mr. Merrill received both a B.S. degree and an M.S. degree in Electrical Engineering from Stanford University.

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

Our plan to separate into two independent, publicly traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time, expense and management attention, any of which could negatively impact our businesses, financial condition, results of operations and prospects.

On February 6, 2018, we announced that our Board of Directors has unanimously approved the pursuit of a separation of our Arlo business from NETGEAR (the “Separation”). The Separation is expected to be effected through an initial public offering (“IPO”) of newly issued shares of the common stock of Arlo Technologies, Inc. (“Arlo”), which will hold our Arlo business. We expect Arlo to issue less than 20% of its common stock in the IPO, with NETGEAR to retain the remaining interest. We expect Arlo to confidentially submit a draft registration statement with the SEC in the first half of 2018, with the IPO to be completed in the second half of 2018.

We currently intend that, following the expiration of the IPO, we will complete the Separation by distributing the shares of Arlo common stock we then hold to our stockholders in a manner generally intended to qualify as tax-free to our stockholders for U.S. federal income tax purposes (the “Distribution”).

The Separation, including the IPO and the Distribution, will be subject to market, tax and legal considerations, final approval by our Board of Directors and other customary requirements.

As the majority stockholder of Arlo following the IPO, we could be adversely affected if the assets and resources of Arlo are insufficient on a standalone basis, or if Arlo encounters difficulties in acquiring or integrating additional assets or resources to conduct its business. In addition, other unanticipated developments, including difficulty in separating the assets and resources of our Arlo business from the rest of our assets and resources, changes to the competitive environment for Arlo’s or our respective businesses, possible delays in obtaining or failure to obtain tax opinions, regulatory or other approvals or clearances to approve or facilitate the Separation, including the IPO and the Distribution, uncertainty in financial markets and other challenges in executing the Separation, including the IPO and the Distribution, as planned, could delay or prevent the IPO or the Distribution, or cause the Separation, including the IPO and the Distribution to occur on terms or conditions that are different or less favorable than expected.

We expect that the process of completing the Separation, including the IPO and the Distribution, will be time-consuming and involve significant costs and expenses, which may be significantly higher than those currently anticipated and may not yield a discernible benefit if the Separation, including the IPO and the Distribution, is not completed. Furthermore, the time and energy required from our senior management and other employees to plan and execute the Separation may lead to increased costs, increased expenses, negative effects on relationships with business partners, suppliers, and customers, disruptions in operations and ultimately harm our businesses, financial condition, results of operations and prospects. We may also experience difficulty attracting, retaining and motivating employees during the pendency of the Separation, including the IPO and the Distribution, which could also harm our businesses, financial condition, results of operations and prospects.

If the Separation, including the IPO and the Distribution, is completed, there is a further risk that the sum of the value of the two independent, publicly traded companies will be less than the value of NETGEAR before the Separation. There is also a risk that we may not be able to achieve the full strategic, operational and financial benefits to us and our Arlo business that are anticipated to result from the Separation, including the IPO and the Distribution, or that such benefits may be delayed or not occur at all.

This Annual Report on Form 10-K does not constitute an offer to sell or a solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins or loss of market share.

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the home market for networking and smart home devices include Amazon.com, Apple, Arris, ASUS, Belkin/Linksys, Devolo, D-Link, Eero, Google, Logitech, Luma, Google, Ring, Samsung, Swann, Synology, Symantec, TP-Link and Western Digital. Our principal competitors in the business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, Huawei, QNAP Systems, Seagate Technology, SonicWall, Synology, TP-Link, Ubiquiti, WatchGuard and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Canary, Compal Broadband, D-Link, Eero, Franklin, Google, Hitron, Huawei, Novatel Wireless, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Xiaomi in China, and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, and manufacture and sell products that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors' products, we must continue to increase our focus and capital investment in research and development, including software development. For example, we have committed a substantial amount of resources to the development, manufacture, marketing and sale of our Nighthawk home networking products, Arlo Smart security cameras and Orbi WiFi system, and to introducing additional and improved models in these lines. If these products do not continue to maintain or achieve widespread market acceptance, or if we are unsuccessful in capitalizing on other smart home market opportunities, our future growth may be slowed and our financial results could be harmed. Also, as the mix of our business increasingly includes new products and services that require additional investment, this shift may adversely impact our margins, at least in the near-term. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

In addition, we have acquired companies and technologies in the past and as a result, have introduced new product lines in new markets. We may not be able to successfully manage integration of the new product lines with our existing products. Selling new product lines in new markets will require our management to learn different strategies in order to be successful. We may be unsuccessful in launching a newly acquired product line in new markets which requires management of new suppliers, potential new customers and new business models. Our management may not have the experience of selling in these new markets and we may not be able to grow our business as planned. For example, in 2013, we acquired the AirCard product line from Sierra Wireless. Similarly, we acquired certain technology and intellectual property in connection with our acquisition of AVAAK, Inc. in 2012 that was key to the development of our Arlo Smart security camera products. If we are unable to effectively and successfully further develop these new product lines, we may not be able to increase or maintain our sales and our gross margins may be adversely affected.

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

We rely on a limited number of traditional and online retailers, wholesale distributors and service provider customers for a substantial portion of our sales, and our net revenue could decline if they refuse to pay our requested prices or reduce their level of purchases or if there is significant consolidation in our customer base that results in fewer customers for our products.

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc., Amazon.com, Inc. and their affiliates, wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation, and service providers, such as AT&T. We expect that a significant portion of our net revenue will continue to come from sales to a small number of customers for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of customers fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these customers. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our customers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major customers reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. Furthermore, some of our customers are also our competitors in certain product categories, which could negatively influence their purchasing decisions. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed.

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

Product security vulnerabilities, data protection breaches and cyber-attacks could disrupt our products or services, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud management service paired with our Arlo Smart security cameras. If malicious actors compromise this cloud service, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service is a relatively new business for us and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems. Our management has spent increasing amounts of time, effort and expense in this area, and in the event of the discovery of a significant product security vulnerability, we would incur additional substantial expenses and our business would be harmed. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services or customer private information, including customer videos and customer personal identification information, or if these third-party systems failed for other reasons, it could result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries, have either changed or are considering changes to their tax laws. These changes are largely punitive to U.S. multinational corporations. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. In particular, sweeping changes were made to the taxation of foreign operations. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Additionally, new provisions were added to mitigate the potential erosion of the US tax base and to discourage use of low tax jurisdictions to own intellectual property and other valuable intangible assets. While these provisions were intended to prevent specific perceived taxpayer abuse, they may have adverse, unexpected consequences to many taxpayers. At this time, Treasury has not yet issued Regulations on how these laws should be applied and how the underlying calculations are to be prepared. As there is little to no guidance at this time on the preparation of these complex calculations, significant estimates and judgment are required in assessing the consequences. The company is still quantifying the effects of the tax law change. As we complete our analysis and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. We urge our stockholders to consult with their legal and tax advisors with respect to the legislation and potential tax consequences of investing in our stock.

In addition to the impact of the Tax Act on our federal taxes, the US law may impact the taxation in other jurisdictions such as state income taxes. The various state legislatures have not had sufficient time to respond to the Tax Act. Accordingly it is uncertain as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes in their tax laws in reaction to the Tax Act that could result in changes to our global tax position and materially affect our financial position.

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

We received notice from the French Tax Administration on December 21, 2017 of their intent to audit our 2015 and 2016 tax filings for corporate income tax and value-added taxes. While we believe that we have reported and paid the appropriate amount of tax, if we are unsuccessful in defending our positions, our profitability could be reduced.

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

In the recent past, slow economic growth throughout various regions worldwide, especially in Europe, presented significant challenges to our business. In addition, current economic challenges in China, including any global economic ramifications of these challenges, may continue to put negative pressure on global economic conditions. If conditions in the global economy, including Europe, China, Australia and the United States, or other key vertical or geographic markets remain uncertain or deteriorate, such conditions could have a material adverse impact on our business, operating results and financial condition. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 34% of overall net revenue in fiscal year 2017 and approximately 36% of overall net revenue in fiscal year 2016. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 8, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

Our international headquarters occupy approximately 15,000 square feet in an office complex in Cork, Ireland, under a lease that expires in December 2026. Our international sales personnel are based out of local sales offices or home offices in Austria, Australia, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Poland, Russia, Singapore, Spain, Sweden, Switzerland, the Netherlands, the United Arab Emirates, and the United Kingdom. We also have operations personnel using a leased facility in Hong Kong and Suzhou and utilizes the Guangzhou branch office in conjunction with an office in Tangxia. We also maintain research and development facilities in Carlsbad (US), Beijing and Nanjing (China), Richmond B.C. (Canada), Taipei (Taiwan), and Bangalore (India). From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities provide suitable space for our operations and are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth. We have invested in internal capacity and strategic relationships with outside manufacturing vendors as needed to meet anticipated demand for our products.

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

Market Information

Our common stock is publicly traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "NTGR". The following table sets forth for the indicated periods the high and low intraday sales prices per share for our common stock on the Nasdaq. Such information reflects interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	Year Ended December 31,
	2017		2016
	High	Low	High	Low
First Quarter	$58.50	$48.50	$41.30	$33.39
Second Quarter	53.10	41.50	48.80	38.25
Third Quarter	51.90	42.65	60.82	46.94
Fourth Quarter	61.35	44.20	60.25	48.35

Holders of Common Stock

On February 13, 2018, there were 19 stockholders of record.

The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2017 - October 29, 2017	298,107	$50.32	298,107	2,214,617
October 30, 2017 - November 26, 2017	261,226	$44.87	257,154	1,957,463
November 27, 2017 - December 31, 2017	3,961	$52.46	—	1,957,463
Total	563,294	$47.81	555,261
_________________________

(1)
On April 25, 2017, the Board of Directors authorized the repurchase of up to 3.0 million shares of our outstanding common stock which, at the time of authorization, were incremental to the remaining shares under the Company's previous share repurchase program. This plan does not have an expiration date. During the three months ended December 31, 2017, we repurchased and retired, reported based on trade date, approximately 0.6 million shares of common stock at a cost of $26.5 million under the Company's common stock repurchase program authorized by the Board of Directors.

(2)
During the three months ended December 31, 2017, we repurchased and retired, as reported on trade date, approximately 8,000 shares of common stock at a cost of $0.4 million to help facilitate tax withholding for RSUs.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from December 31, 2012 through December 31, 2017 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

Item 6.	Selected Financial Data

The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with the consolidated financial statements and related notes thereto, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K.

We derived the selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheets data as of December 31, 2017 and 2016 from our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheets data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Net revenue	$1,406,920	$1,328,298	$1,300,695	$1,393,515	$1,369,633
Cost of revenue (2)	1,010,878	916,113	933,016	995,597	976,018
Gross profit	396,042	412,185	367,679	397,918	393,615
Operating expenses:
Research and development (2)	94,603	89,367	86,499	90,902	85,168
Sales and marketing (2)	158,168	150,355	146,794	157,017	153,804
General and administrative (2)	56,421	54,482	45,313	46,552	48,915
Restructuring and other charges	97	3,881	6,398	2,209	5,335
Litigation reserves, net	176	73	(2,682)	(1,011)	5,354
Goodwill impairment charges	—	—	—	74,196	—
Intangibles impairment charges	—	—	—	—	2,000
Total operating expenses	309,465	298,158	282,322	369,865	300,576
Income from operations	86,577	114,027	85,357	28,053	93,039
Interest income	2,113	1,163	295	253	400
Other income (expense), net	2,024	(121)	(88)	2,455	(457)
Income before income taxes	90,714	115,069	85,564	30,761	92,982
Provision for income taxes	71,278	39,218	36,980	21,973	37,765
Net income	$19,436	$75,851	$48,584	$8,788	$55,217
Net income per share:
Basic (1)	$0.61	$2.32	$1.47	$0.25	$1.44
Diluted (1)	$0.59	$2.25	$1.44	$0.24	$1.42
_________________________

(1)	Information regarding calculation of per share data is described in Note 5, Net Income Per Share, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2)	Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Cost of revenue	$2,005	$1,740	$1,566	$2,037	$1,577
Research and development	4,927	4,075	3,451	4,916	3,943
Sales and marketing	5,959	5,065	5,022	6,168	5,379
General and administrative	9,256	8,069	6,786	6,893	6,563

Consolidated Balance Sheets Data:

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Cash, cash equivalents and short-term investments	$329,796	$365,982	$278,266	$257,129	$248,154
Working capital	$591,228	$606,132	$505,371	$518,849	$500,028
Total assets	$1,208,564	$1,184,456	$1,050,569	$1,048,687	$1,093,930
Total current liabilities	$424,436	$356,653	$315,772	$304,116	$300,083
Total non-current liabilities	$53,643	$30,984	$26,087	$23,006	$20,064
Total stockholders' equity	$730,485	$796,819	$708,710	$721,565	$773,783

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the first fiscal quarter of 2017, our Chief Operating Decision Maker requested changes to the information that he regularly reviews for purposes of allocating resources and assessing performance. By consequence, we reorganized our operating segment structure, resulting in a change to our reportable segments. The former Service Provider segment was integrated into the current segments which are organized by product groups. Beginning with fiscal year 2017, we operate and report in three segments: Arlo, Connected Home, and Small and Medium Business ("SMB"). For additional information on the changes in the reportable segments, refer to Note 11, Segment Information, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

We believe that this structure reflects our current operational and financial management, and provides the best structure for us to focus on growth opportunities while maintaining financial discipline. Each segment contains leadership focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. The Arlo segment is focused on intelligent internet-connected products for consumers and businesses that provide security and safety. The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use LTE and WiFi internet networking solutions. The SMB segment is focused on small and medium-sized businesses and consists of business networking, storage and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

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

We experienced an increase of 5.9% in net revenue while income from operations fell 24.1% in fiscal 2017 compared to fiscal 2016. The increase in net revenue was attributable to the performance of our Arlo segment which experienced net revenue growth of 100.8%, partially offset by declines in both Connected Home and SMB of 9.8% and 9.7%, respectively. The increase in Arlo segment net revenue was mainly driven by our Arlo Smart security cameras which experienced strong end user demand in a fast growing market and was assisted by new product introductions. The decrease in Connected Home net revenue was primarily due to broadband modem and gateway, home wireless, and powerline product categories. SMB net revenue declined across all product categories compared to the prior year period with the greatest decline experienced in switches. Income from operations fell $27.5 million as a result of contribution income declines in both Connected Home and SMB, offset by contribution income increases in the Arlo segment. The increase in Arlo contribution income was due to the significant growth in net revenue not being met with proportionate increases in operating expenditures. Contribution income declines in Connected Home and SMB were as a result of lower gross profit attainment, due in part to higher investment in channel promotional activities as well as increased sales returns.

On a geographic basis, net revenue increased in the Americas and EMEA and declined in APAC during fiscal 2017 compared to fiscal 2016. The increase in Americas net revenue was primarily driven by higher gross shipments of our Arlo Smart security cameras, mobile and home wireless products, partially offset by declines in gross shipments of broadband modem and gateway products and switches. The increase in EMEA was primarily driven by increased gross shipments of our Arlo Smart security cameras, home wireless, switches, and mobile products, partially offset by a reduction in gross shipments of broadband modem and gateway and powerline products. APAC net revenue decreased due to a decline in gross shipments of our broadband modem and gateway products, partially offset by increased gross shipments of mobile products and Arlo Smart security cameras.

Looking forward, we expect strong growth in our Arlo segment driven by increasing demand for our Arlo Smart security cameras as well as through the introductions of new product categories and services, while we move forward with our planned separation of the Arlo business. For details on our planned separation of the Arlo business, refer to Note 14, Subsequent Event, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. We also expect growth in our SMB segment driven by sales of our 10Gig, PoE, web-managed and app-managed switches and rackmount storage products. We are targeting low single digit growth in our Connected Home segment compared with the same period of the prior year. We expect service provider net revenue to be approximately $50 to $55 million per quarter and anticipate an increased share of this revenue will be derived from Arlo in fiscal 2018. In addition, we expect a shift in consumer preference away from single point WiFi routers to whole Home WiFi Systems which may require increased marketing and promotional expenditures to achieve similar levels of market share as we have experienced in the WiFi router category.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of these financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. Actual results could differ significantly from these estimates. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. Note 1, The Company and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of the consolidated financial statements. We have listed below our critical accounting policies that we believe to have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

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

We have product offerings with multiple elements. Our multiple-element product offerings include hardware with free services, networking hardware with embedded software, various software subscription services, and support, which are considered separate units of accounting. In general, the hardware and networking hardware with embedded software are delivered up front, while the free services are delivered over the stated service period, or the estimated useful life. The subscription services and support are delivered over the subscription and support period whether included in a multiple-element offering or not. We allocate revenue to the deliverables based upon their relative selling price. Revenue allocated to each unit of accounting is then recognized when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured.

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

Goodwill

Goodwill represents the purchase price over estimated fair value of net assets of businesses acquired in a business combination. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually on the first day of the fourth quarter. Should certain events or indicators of impairment occur between annual impairment tests, we will perform the impairment test as those events or indicators occur. Examples of such events or circumstances include the following: a significant decline in our expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in the business climate, and slower growth rates. In the first fiscal quarter of 2017, we reorganized our operating segment structure resulting in a change to our reportable segments. Goodwill was reallocated to the reportable segments using a relative fair value approach. As a result, we completed assessments of any potential goodwill impairment for all reportable segments immediately prior to and after the reallocation and determined that no impairment existed.

Starting from the fourth fiscal quarter of 2017, we early adopted ASU 2017-04, "Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment".

Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying value. The qualitative assessment considers the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in our share price. If the reporting unit does not pass the qualitative assessment, we estimate our fair value and compare the fair value with the carrying value of the reporting unit, including goodwill. If the fair value is greater than the carrying value of our reporting unit, no impairment results. If the fair value is less than the carrying value, an impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The impairment charge would be recorded to earnings in the consolidated statements of operations.

We completed the annual impairment test of goodwill as of the first day of the fourth fiscal quarter of 2017, or October 2, 2017. We identified the reporting units for the purpose of goodwill impairment testing as Arlo, Connected Home, and SMB. We performed a qualitative test for goodwill impairment of the three reporting units as of October 2, 2017. Based upon the results of the qualitative testing, the respective fair values of the three reporting units were substantially in excess of these reporting units’ carrying values. We believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values and therefore performing the next step of impairment test for these reporting units was unnecessary. No goodwill impairment was recognized for our reporting units in the years ended December 31, 2017, 2016 or 2015.

For Arlo, Connected Home, and SMB reporting units, we do not believe it is likely that there will be a material change in the estimates or assumptions we use to test for impairment losses on goodwill. However, if the actual results are not consistent with our estimates or assumptions, we may be exposed to a future impairment charge that could be material.

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

During the year ended December 31, 2017, there were no events or changes in circumstances that indicated the carrying amount of our finite-lived assets may not be recoverable from their undiscounted cash flows. Consequently, we did not perform an impairment test. We also reviewed the depreciation and amortization policies for the long-lived asset groups and ensured the remaining useful lives are appropriate. We did not record any impairments to intangibles during the years ended December 31, 2017, 2016 and 2015. The carrying value of property and equipment asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were insignificant for the years ended December 31, 2017, 2016 and 2015.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The recently enacted Tax Act significantly changed how the US taxes corporations. At this time, significant judgment is required in implementing the law due to the lack of sufficient interpretive guidance. Computations required are complex and data intensive. As guidance becomes available, we will adjust our calculations and will adjust provisional amounts that we have recorded in our tax provision.

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Year Ended December 31,
	2017		2016		2015
	(In thousands, except percentage data)
Net revenue	$1,406,920	100.0%	$1,328,298	100.0%	$1,300,695	100.0%
Cost of revenue	1,010,878	71.9%	916,113	69.0%	933,016	71.7%
Gross profit	396,042	28.1%	412,185	31.0%	367,679	28.3%
Operating expenses:
Research and development	94,603	6.7%	89,367	6.7%	86,499	6.7%
Sales and marketing	158,168	11.2%	150,355	11.3%	146,794	11.2%
General and administrative	56,421	4.0%	54,482	4.1%	45,313	3.5%
Restructuring and other charges	97	0.0%	3,881	0.3%	6,398	0.5%
Litigation reserves, net	176	0.0%	73	0.0%	(2,682)	(0.2)%
Total operating expenses	309,465	21.9%	298,158	22.4%	282,322	21.7%
Income from operations	86,577	6.2%	114,027	8.6%	85,357	6.6%
Interest income	2,113	0.1%	1,163	0.1%	295	0.0%
Other income (expense), net	2,024	0.1%	(121)	0.0%	(88)	0.0%
Income before income taxes	90,714	6.4%	115,069	8.7%	85,564	6.6%
Provision for income taxes	71,278	5.0%	39,218	3.0%	36,980	2.9%
Net income	$19,436	1.4%	$75,851	5.7%	$48,584	3.7%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns for stock rotation and warranty, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

We conduct business across three geographic regions: Americas, EMEA and APAC. For reporting purposes revenue is attributed to each geographic region based upon the location of the customer.

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, except percentage data)
Americas	$958,064	8.4%	$883,648	10.8%	$797,746
Percentage of net revenue	68.1%		66.5%		61.4%
EMEA	$253,885	3.5%	$245,405	(23.7)%	$321,714
Percentage of net revenue	18.0%		18.5%		24.7%
APAC	$194,971	(2.1)%	$199,245	9.9%	$181,235
Percentage of net revenue	13.9%		15.0%		13.9%
Total net revenue	$1,406,920	5.9%	$1,328,298	2.1%	$1,300,695

2017 vs 2016

The increase in Americas net revenue for the year ended December 31, 2017 compared to the prior year was due to higher gross shipments of our Arlo Smart security cameras, partially offset by declines in gross shipments of broadband modem and gateway products and switches. Net revenue was negatively impacted by channel promotion activities and sales returns deemed to be a reduction of revenue increasing disproportionately compared to the prior year periods. Arlo segment net revenue experienced year over year growth of 98.5% for the year ended December 31, 2017. We continue to experience robust end user demand for our Arlo products and service this demand through new product introductions. Connected Home net revenue fell 8.6% compared to the prior year, predominantly due to significant declines in net revenue from our service provider customers. The fall in service provider net revenue is as a result of decisions taken by management in fiscal 2015 and 2016 to reduce focus on sales to certain service provider customers. SMB net revenue fell 16.4% compared to the prior year. The decline in SMB net revenue was due to a combination of lower gross shipments of switches combined with increased investment in channel promotional activities and higher proportionate sales returns compared to the prior year period.

EMEA net revenue increased for the year ended December 31, 2017, compared to the prior year, driven by increased gross shipments of our Arlo Smart security cameras, partially offset by declines in gross shipments of our broadband modem and gateway and powerline products. Arlo net revenue increased 107.2% compared to the prior year period. Connected Home and SMB net revenue declined by 16.4% and 3.9%, respectively, mainly due to declines in gross shipments of the aforementioned product categories. Additionally, Connected Home net revenue was further impacted by increases in channel promotional activities and provisions for sales returns compared to the prior year period.

APAC net revenue decreased for the year ended December 31, 2017, compared to the prior year period. The decrease was primarily attributable to lower gross shipments of our broadband modem and gateway products, partially offset by higher gross shipments of mobile products and Arlo Smart security cameras.

2016 vs 2015

The increase in Americas net revenue for the year ended December 31, 2016 compared to the prior year was primarily driven by increases in gross shipments of our Arlo Smart security cameras, broadband modem and gateway products and switches. The increase was partially offset by a fall in gross shipments of mobile hotspots to service provider customers. In addition, the increase in gross shipments to non-service provider customers was offset in part by higher channel promotion activities expenditure deemed to be a reduction of revenue under the authoritative guidance for revenue recognition. We experienced strong end user demand for our Arlo Smart security cameras, Nighthawk home networking products and Orbi WiFi systems. Service provider net revenue fell versus the prior year period as we continue to prioritize profitability with respect to service provider business opportunities.

The decrease in EMEA net revenue for the year ended December 31, 2016 compared to the prior year was primarily driven by the decline in net revenue from our service provider customers. The steps taken to restructure our former service provider segment in the first and second quarter of 2015 and again in the first quarter of 2016 were primarily responsible for the fall, resulting in reductions of gross shipments of broadband modem and gateway and home wireless products. The decline in net revenue from service provider customers was partially offset by growth in both our Arlo and SMB segments net revenue from non-service provider customers which saw an increase in gross shipments of Arlo Smart security cameras and switches.

The increase in APAC net revenue for the year ended December 31, 2016 compared to the prior year was primarily driven by increases in gross shipments of our broadband modem gateway products, switches, home wireless products, and Arlo Smart security cameras, partially offset by reductions in gross shipments of mobile hotspots and network storage products. The increased net revenue was due to improved performance across all three segments with the majority of growth coming from our SMB segment.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of the following: the cost of finished products from our third party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; amortization expense of certain acquired intangibles; and costs attributable to the provision of service offerings.

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

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, except percentage data)
Cost of revenue	$1,010,878	10.3%	$916,113	(1.8)%	$933,016
Gross margin percentage	28.1%		31.0%		28.3%

2017 vs 2016

Cost of revenue increased for the year ended December 31, 2017 due primarily to net revenue increasing compared to the prior year period.
Gross margin decreased for the year ended December 31, 2017 compared to the prior year. The decline in gross margin was mainly attributable to increased channel promotional expenditure deemed to be contra-revenue under authoritative guidance for revenue recognition, and increased provision for sales return and warranty expense disproportionate to net revenue as our mix has shifted towards retail.
2016 vs 2015
Cost of revenue decreased for the year ended December 31, 2016 compared to the prior year due primarily to the shift in net revenue away from our service provider customers toward the non-service provider customers. Cost of revenue associated with non-service provider business products represents a lower proportion of net revenue than service provider business products. In fiscal 2016, this net revenue shift was further assisted by improved gross margin performance of the SMB segment, mainly driven by improved gross margin achievement on switch product lines.
Gross margin increased for the year ended December 31, 2016 compared to the prior year due primarily to the shift in segment net revenue mix from service provider customers to non-service provider customers. Net revenue from service provider customers decreased as a percentage of net revenue to 20.6% for the year ended December 31, 2016, compared to 32.4% in the prior year. To a lesser extent, the gross margin in fiscal 2016 was positively impacted by higher gross margin yield and higher net revenue performance in the SMB segment.

For fiscal 2018, we expect gross margins to be in line or slightly improve from fiscal 2017. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight, duty and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service provider customers.
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

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, except percentage data)
Research and development expense	$94,603	5.9%	$89,367	3.3%	$86,499

2017 vs 2016

Research and development expense increased for the year ended December 31, 2017 compared to the prior year period, due to increased spending of $5.4 million in engineering projects and outside professional services, $2.4 million in personnel-related expenditures, and $2.5 million in IT and facility allocations, partially offset by a reduction in variable compensation of $4.8 million. The increased expenditures on engineering projects and outside professional services are due to continuous investment in strategic focus areas. Research and development headcount increased from 331 as of December 31, 2016 to 359 as of December 31, 2017. The increase in research and development headcount was attributable to Arlo and shared service engineering which added 32 and 12, respectively, offset by declines to both Connected Home and SMB.
2016 vs 2015

Research and development expense increased for the year ended December 31, 2016 compared to the prior year period. The increase was attributable to increases in variable compensation of $3.5 million and personnel-related expenditures of $1.1 million, partially offset by a $1.7 million reduction in outside engineering services mainly associated with our service provider customers on a year over year basis. Headcount decreased by six from 337 as of December 31, 2015 to 331 as of December 31, 2016. The fall in headcount was attributable to our Connected Home segment which experienced a reduction of 37 positions year over year. The fall was offset primarily by headcount additions to Arlo which added 24 positions compared with 2015.
We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We continue to invest in research and development to expand our Arlo product offerings and services, grow our cloud platform capabilities, and connected home products portfolio including services, expand our 10Gig, PoE, web-managed and app-managed switches, and develop innovative WiFi and LTE Advanced coverage solutions. For fiscal 2018, we expect research and development expenses to grow in absolute dollars as we allocate resources to help accelerate growth in key strategic areas, and as we work towards the planned separation of the Arlo business which will result in dis-synergies, mainly associated with duplicate hiring. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of revenue, depending on actual revenues achieved in any given quarter.

Sales and Marketing Expense
Sales and marketing expense consists primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization of certain intangibles, personnel expenses for sales and marketing staff and technical support expenses. The following table presents sales and marketing expense, for the periods indicated:

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, except percentage data)
Sales and marketing expense	$158,168	5.2%	$150,355	2.4%	$146,794

2017 vs 2016

Sales and marketing expense increased for the year ended December 31, 2017 compared to the prior year, primarily attributable to an increase in marketing expenditures of $9.8 million and personnel-related expenditures of $2.1 million, partially offset by a reduction of $1.6 million in variable compensation and lower outside professional services of $1.3 million. The increased marketing spend was incurred to support new product introductions and brand marketing campaigns, primarily relating to Arlo and Consumer Home products. Sales and marketing headcount increased from 318 as of December 31, 2016 to 334 as of December 31, 2017.

2016 vs 2015

Sales and marketing expense increased for the year ended December 31, 2016 compared to the prior year due primarily to increases in product marketing expenditure of $5.1 million, variable compensation and personnel-related expenditures of $1.5 million partially offset by a reduction in outside professional service of $2.4 million and a reduction in freight expenses of $1.2 million. The increased marketing spend was incurred to support new product introductions and brand marketing campaigns primarily associated with our Nighthawk, Arlo, and Orbi product lines.
We expect our sales and marketing expense to grow in absolute dollars for fiscal year 2018. We expect to continue to invest in brand marketing to strengthen our competitive position in fast growing product categories. In addition, the planned separation of the Arlo business will result in dis-synergies, mainly associated with duplicate hiring. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, except percentage data)
General and administrative expense	$56,421	3.6%	$54,482	20.2%	$45,313

2017 vs 2016

General and administrative expense increased slightly for the year ended December 31, 2017 compared to the prior year, mainly due to higher legal and professional services of $3.4 million and personnel-related expenditures of $1.8 million, substantially offset by a reduction in variable compensation costs of $3.6 million. The higher legal and professional services were primarily attributable to expenses incurred in relation to segment changes, the adoption of new revenue guidance, and our planned separation of the Arlo business. General and administrative headcount increased to 178 employees as of December 31, 2017 from 161 employees as of December 31, 2016.

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

We expect our general and administrative expenses to grow in absolute dollars in fiscal 2018 as we work towards the planned separation of the Arlo business, which will result in one-time expenses relating to third-party advisory and consulting services, and dis-synergies, mainly associated with duplicate hiring. The general and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation described in Note 8, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Restructuring and Other Charges

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, except percentage data)
Restructuring and other charges	$97	(97.5)%	$3,881	(39.3)%	$6,398

No significant restructuring and other charges were recognized during fiscal 2017 and the last two quarters of fiscal 2016. Restructuring and other charges recognized in the second fiscal quarter of 2016 related primarily to severance as headcount reductions occurred within our former commercial segment. The headcount reductions were implemented in line with channel shift and changing buying behaviors being experienced in relation to our former commercial business unit products. Restructuring and other charges recognized in the first fiscal quarter of 2016, and the first and second fiscal quarter of 2015 respectively related to actions to resize our former service provider segment and supporting functions. The actions were taken to match the reduced revenue outlook and to concentrate resources on LTE Advanced and long-term profitable accounts. Charges incurred in these periods primarily related to severance, other one-time termination benefits and other associated costs.

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

Litigation Reserves, Net

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, except percentage data)
Litigation reserves, net	$176	141.1%	$73	**	$(2,682)
**Percentage data not meaningful
No significant litigation reserves or benefits were recognized in fiscal 2017 and fiscal 2016. By contrast, we recognized a benefit of $2.7 million during the year ended December 31, 2015 resulting from adjustments recorded to release litigation reserves previously accrued associated with the Ericsson patent litigation matter. For a detailed discussion of our litigation matters, refer to Note 8, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net for the periods indicated:

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, except percentage data)
Interest income	$2,113	81.7%	$1,163	**	$295
Other income (expense), net	2,024	**	(121)	37.5%	(88)
Total	$4,137	**	$1,042	**	$207
** Percentage change not meaningful.

2017 vs 2016

Interest income increased for the year ended December 31, 2017 compared to the prior year due to increased yields on short term investments. Other income (expense), net increased for the year ended December 31, 2017 compared to the prior year due primarily to higher foreign currency transaction gains, partially offset by losses recognized relating to foreign currency forward contracts. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements in fiscal 2017. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 4, Derivative Financial Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

2016 vs 2015

Interest income increased for the year ended December 31, 2016 compared to the prior year due to increases in both short term investment average balances and yields obtained on such balances being more favorable than the prior year periods. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements in fiscal 2016.

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

Provision for Income Taxes

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, except percentage data)
Provision for income taxes	$71,278	81.7%	$39,218	6.1%	$36,980
Effective tax rate	78.6%		34.1%		43.2%

2017 vs 2016

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The increase in the effective tax rate and the income tax provision for the year ended December 31, 2017 compared to the prior year was largely resulting from the newly passed Tax Act, where the company had to take into account the effects of a reduction in tax rates from 35% to 21% on its deferred tax assets and liabilities and to record a one-time transition tax. After the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We have calculated an estimate of the impact of the Tax Act in our year end income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of this filing and as a result have recorded $48.3 million as additional income tax expense in the fourth fiscal quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $26.6 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $21.7 million.

In accordance with SAB 118, we have determined that the $21.7 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. As further guidance is issued by Treasury, additional work may be necessary to ensure earnings as required by the calculations are properly determined. Additionally, as a result of the Tax Act, we have not completed our evaluation of our indefinite reinvestment assertion with regard to foreign earnings under ASC 740-30. As a result, deferred tax liabilities may be increased or decreased during the period allowed under SAB 118. Further, no estimate can currently be made and no provisional amounts were recorded in the financial statements for the impact of the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act. The GILTI provision imposes taxes on foreign earnings in excess of a deemed return on tangible assets. This tax is effective for us after the end of the current fiscal year. However, we are evaluating whether deferred taxes should be recorded in relation to the GILTI provisions or if the tax should be recorded in the period in which it occurs. Based on the current interpretation, we may choose either method as an accounting policy election. We have not yet decided on the accounting policy related to GILTI and will only do so after completion of an analysis. Any subsequent adjustment to any of these amounts will be recorded to current tax expense during the measurement period provided under SAB 118.

In addition to the impact of the Tax Act, the increase in the effective tax rate and income tax provision for the year ended December 31, 2017 compared to the prior year, was partially offset by a reversal of uncertain tax positions and related interest of $3.4 million from the completion of tax audits and the lapsing of statutes of limitation. Further, tax expense for the December 31, 2016 period included a $1.8 million non-recurring tax benefit related to a change in estimate during fiscal 2016.

We adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting" on January 1, 2017, which requires excess tax benefits or deficiencies to be reflected in the consolidated statements of operations as a component of the provision for income taxes whereas they previously were recorded in equity. Total excess tax benefits recognized in the year ended December 31, 2017 and 2016 was $2.7 million and $3.0 million, respectively.

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

Segment Information

Beginning with fiscal year 2017, we operate and report in three segments: Arlo, Connected Home, and SMB. Prior year financial results have been recast to conform to the reportable segment structure effective on January 1, 2017. Additional information on the changes to the reportable segments, a description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Arlo

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(in thousands, except percentage data)
Net revenue	$378,413	100.8%	$188,469	105.7%	$91,636
Percentage of net revenue	26.9%		14.2%		7.0%
Contribution income	29,591	**	(5,218)	**	(126)
Contribution margin	7.8%		(2.8)%		(0.1)%
** Percentage change not meaningful.

2017 vs 2016

Arlo segment net revenue increased significantly for the year ended December 31, 2017 compared to the prior year. The rapid expansion of the smart camera market combined with the introduction of our Arlo Pro and recently launched Arlo Pro 2 smart cameras was mainly responsible for the year over year increase. We continue to experience strong end user demand across all regions for our Arlo product line and we expect demand within the smart camera market to continue to be robust.

Contribution income increased significantly for the year ended December 31, 2017 compared with contribution loss in the prior year. The improved profitability was mainly as a result of increased net revenue not being met with proportionate increases in operating expenditures.

2016 vs 2015

Arlo segment net revenue increased significantly for the year ended December 31, 2016 compared to the prior year. The rapid expansion of the smart camera market combined with the introduction of our latest generation of Arlo Smart security cameras was responsible for the year over year increase. We experienced strong end user demand across all regions for our Arlo product line.

Contribution loss increased for the year ended December 31, 2016 compared to the prior year, primarily due to an increase in our investments in research and development and marketing spend which was incurred to support new product introductions and brand marketing campaigns.

Connected Home

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(in thousands, except percentage data)
Net revenue	$762,069	(9.8)%	$844,818	(9.9)%	$937,215
Percentage of net revenue	54.2%		63.6%		72.1%
Contribution income	101,993	(33.1)%	152,560	25.3%	121,745
Contribution margin	13.4%		18.1%		13.0%

2017 vs 2016

Connected Home segment net revenue decreased for the year ended December 31, 2017 compared to the prior year. The decrease in Connected Home net revenue was primarily due to broadband modem and gateway, home wireless and powerline product categories, partially offset by increased net revenue from mobile products. The fall in broadband gateways was experienced across both service provider and non-service provider channels, while the fall in home wireless related solely to service provider customers. In total, net revenue from service provider customers fell $59.8 million compared to the prior year period. Geographically, net revenue fell across all regions.

Contribution income decreased for the year ended December 31, 2016 compared to the prior year, primarily due to lower net revenue and gross margin attainment. Gross margin was negatively affected by increases in channel promotional activities deemed to be contra-revenue under authoritative guidance for revenue recognition and increases in provision for sales return and warranty expense disproportionate to net revenue in the prior year period. The increase in channel promotional expenditure is as a result of competitive shifts in the home wireless landscape with the development of the WiFi mesh market. This has required additional investment to establish a dominate position.

2016 vs 2015

Connected Home segment net revenue decreased for the year ended December 31, 2016 compared to the prior year. The decrease was primarily due to lower gross shipments of broadband modem and gateway, mobile, and home wireless products to our service provider customers. The decrease was partially offset by increased gross shipments of broadband modem and gateway, and home wireless products to our non-service provider customers. Geographically, net revenue fell in EMEA and Americas regions and grew in APAC region. Declines in service provider net revenue of $145.9 million adversely impacted geographic performance.

Contribution income increased for the year ended December 31, 2016 compared to the prior year. The higher profitability was mainly attributable to gross margin improvement as a result of lower freight and duty costs, along with a decrease in research and development expenditures resulted from reductions of our headcount.

SMB

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(in thousands, except percentage data)
Net revenue	$266,438	(9.7)%	$295,011	8.5%	$271,844
Percentage of net revenue	18.9%		22.2%		20.9%
Contribution income	65,392	(13.3)%	75,461	34.4%	56,156
Contribution margin	24.5%		25.6%		20.7%

2017 vs 2016

SMB segment net revenue decreased for the year ended December 31, 2017 compared to the prior year. SMB experienced a decline in net revenue across all regions and all product categories led by switches. Contribution income decreased for the year ended December 31, 2017 compared to the prior year, primarily due to lower net revenue and gross margin attainment. Increased sales returns and channel promotion activities deemed to be a reduction of net revenue were contributing factors in the decline of net revenue and gross margin attainment compared to the prior year periods.

2016 vs 2015

SMB segment net revenue increased for the year ended December 31, 2016 compared to the prior year, primarily attributable to increased gross shipments of switches, partially offset by a reduction in gross shipments of network storage products. We experienced growth in all three geographic regions experiencing double digit growth in APAC and strong single digit growth in the Americas and EMEA, respectively.

Contribution income increased for the year ended December 31, 2016 compared to the prior year, primarily due to growth in both net revenue and gross margin yield. In addition, the growth in net revenue did not require corresponding investment in operating expense resulting in greater contribution income return.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments, and cash generated from operations. Our cash equivalents and short-term investments are comprised primarily of money-market funds, U.S. treasury securities, and certificates of deposits. As of December 31, 2017, we had cash, cash equivalents and short-term investments totaling $329.8 million. Our cash and cash equivalents balance decreased from $240.5 million as of December 31, 2016 to $202.9 million as of

December 31, 2017. Our short-term investments, which represent the investment of funds available for current operations, slightly increased from $125.5 million as of December 31, 2016 to $126.9 million as of December 31, 2017.

As of December 31, 2017, 38% of our cash and cash equivalents and short-term investments were outside of the U.S., which were subject to U.S. taxes starting in 2018 as a result of the Tax Act due to the one-time transition tax on un-repatriated earnings. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances.

The following table presents our cash flows for the periods presented.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$87,524	$118,181	$111,150
Net cash provided by (used in) investing activities	(19,818)	(48,759)	5,957
Net cash used in financing activities	(105,304)	(10,899)	(76,396)
Net cash increase (decrease)	$(37,598)	$58,523	$40,711

We adopted ASU 2016-09 in the first fiscal quarter of 2017 on a retrospective basis and reflected adjustments of $3.0 million and $0.8 million to both operating and financing activities for fiscal year 2016 and 2015, respectively. For a detailed discussion of the impacts on our cash flows statements upon the adoption, refer to "Accounting Pronouncement Recently Adopted" in Note 1, The Company and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Operating activities

Net cash provided by operating activities decreased by $30.7 million for fiscal 2017 as compared to fiscal 2016, due primarily to unfavorable working capital movements coupled with lower net income.

Our days sales outstanding ("DSO") increased to 95 days as of December 31, 2017 as compared to 77 days as of December 31, 2016. The increase was attributable to the timing of gross shipments and seasonal dating programs with customers making up a higher revenue proportion year over year. Our accounts payable slightly decreased from $112.4 million as of December 31, 2016 to $111.9 million as of December 31, 2017, primarily as a result of timing of payments. Inventory decreased from $247.9 million as of December 31, 2016 to $245.9 million as of December 31, 2017. Ending inventory turns of 4.8 turns in the three months ended December 31, 2017 up from 4.2 turns in the three months ended December 31, 2016.

Net cash provided by operating activities increased by $7.0 million for fiscal 2016 as compared to fiscal 2015, due primarily to an increase in net income offset by unfavorable working capital.

Our days sales outstanding ("DSO") remained flat at 77 days as of December 31, 2016 and December 31, 2015. Historically, we grant limited payment term extensions to key retail partners to support holiday season demand. Payment term extensions were granted in both the fourth quarter of 2016 and 2015 respectively. Our accounts payable increased from $90.5 million as of December 31, 2015 to $112.4 million at December 31, 2016, primarily as a result of timing of payments. Inventory increased from $213.1 million as of December 31, 2015 to $247.9 million as of December 31, 2016. Ending inventory turns of 4.2 turns in the three months ended December 31, 2016 down from 4.8 turns in the three months ended December 31, 2015.

Investing activities

Net cash used in investing activities was $19.8 million for fiscal 2017 as compared to $48.8 million in fiscal 2016, primarily due to lower purchase of short-term investments along with higher proceeds from maturities of short-term investments, and lower payments made in connection with business acquisition of Placemeter which occurred in 2016, partially offset by an increase in cost method investments and higher capital expenditures.

Net cash used in investing activities was $48.8 million for fiscal 2016 as compared to cash generated $6.0 million in fiscal 2015, primarily resulting from more purchase of short-term investments along with less proceeds from maturities of short-term investments, and payment relating to business acquisition of Placemeter.

Financing activities

Net cash used in financing activities increased in fiscal 2017 as compared to fiscal 2016, primarily due to increased repurchases of common stock, coupled with less proceeds from the issuance of common stock upon exercise of stock options.

Net cash used in financing activities decreased in fiscal 2016 as compared to fiscal 2015, primarily due to less repurchases of common stock, partially offset by less proceeds from the issuance of common stock upon exercise of stock options.

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of December 31, 2017, 2.0 million shares remained authorized for repurchase under the repurchase program. During the years ended December 31, 2017, 2016, and 2015, we repurchased and retired, reported based on trade date, 2.4 million, 0.9 million, and 3.8 million shares of common stock at a cost of $113.2 million, $38.3 million, and $117.7 million, respectively. We also repurchased and retired, reported based on trade date, approximately 135,000, 105,000, and 85,000 shares of common stock at a cost of $6.4 million, $4.7 million, and $2.6 million, to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. For a detailed discussion of our common stock repurchases, refer to Note 9, Stockholders’ Equity, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

We enter into foreign currency forward-exchange contracts, which typically mature within eleven months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record on the consolidated balance sheets at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our consolidated statements of operations and in our consolidated balance sheets. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other income (expense), net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are designated cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within accumulated other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.

Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Backlog

As of December 31, 2017, we had a backlog of approximately $52.9 million, compared to approximately $74.6 million as of December 31, 2016, primarily due to product demand required in the future. Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. While we expect to fulfill the order backlog within the current year, most orders are subject to rescheduling or cancellation with minimal penalties. Because of the possibility of customer changes in product scheduling or order cancellation, our backlog as of any particular date may not be an indicator of net revenue for any succeeding period.

Contractual Obligations

The following table summarizes our non-cancelable operating lease commitments, purchase obligations, and the Tax Act payables as of December 31, 2017:

	Payments due by period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$47,008	$8,924	$19,525	$11,049	$7,510
Purchase obligations	153,122	153,122	—	—	—
Tax Act payables	21,692	$4,173	$3,047	$3,047	$11,425
	$221,822	$166,219	$22,572	$14,096	$18,935

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended December 31, 2017, 2016, and 2015 was $10.1 million, $9.5 million and $9.8 million, respectively. The terms of some of the office leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. As of December 31, 2017, we had $153.1 million in non-cancelable purchase obligations with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

As of December 31, 2017, we had estimated long term liability of $17.5 million related to a one-time transaction tax that resulted from the passage of the Tax Act payable in eight annual installments starting April 2018. The first payment of this installment is treated as current payable. The installment amount will be 8% of the total balance due each year for the first five years. Then it will increase to 15%, 20% and 25% for the 6th, 7th and 8th year, respectively. This provisional amount is subject to change based on additional guidance from and interpretations by U.S. regulatory and standard-setting bodies and changes in assumptions.

As of December 31, 2017 and 2016, we had $15.9 million and $16.6 million, respectively, of total gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months is approximately $0.9 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

For a complete description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, refer to Note 1, The Company and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal 2017.

Foreign Currency Exchange Rate Risk

We invoice some of our international customers in foreign currencies including, but not limited to, the Australian dollar, British pound, euro, Canadian dollar, and Japanese yen. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign currency exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand for our products could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies.

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Additionally, we enter into certain foreign currency forward contracts that have been designated as cash flow hedges under the authoritative guidance for derivatives and hedging to partially offset our business exposure to foreign currency exchange rate risk on portions of our anticipated foreign currency net revenue, cost of revenue, and certain operating expenses. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the consolidated statements of operations or in accumulated other comprehensive income on the consolidated balance sheets which are further reclassified from other comprehensive income to revenue, cost of revenue, or operating expenses when the underlying hedged items are recognized. We also use foreign currency forward contracts to partially offset our business exposure to foreign currency exchange rate risk associated with our foreign currency denominated assets and liabilities. These non-designated hedges are carried at fair value with adjustments to fair value recorded to other income (expense), net in our consolidated statements of operations.

We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet and anticipated cash flow exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheets and anticipated cash flow exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged exposures. If there were an adverse movement in exchange rates, we might suffer significant losses. For additional disclosure on our foreign currency contracts, refer to Note 4, Derivative Financial Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

As of December 31, 2017, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of $0.4 million net income, net of our hedged position at December 31, 2017. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2017 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the year ended December 31, 2017, 22% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NETGEAR, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15 (a) (1), and the financial statement schedule listed in the index appearing under Item 15 (a) (2) of NETGEAR, Inc. and its subsidiaries (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
San Jose, CA
February 16, 2018

We have served as the Company’s auditor since 2002.

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$202,870	$240,468
Short-term investments	126,926	125,514
Accounts receivable, net	412,798	313,839
Inventories	245,894	247,862
Prepaid expenses and other current assets	27,176	35,102
Total current assets	1,015,664	962,785
Property and equipment, net	20,660	19,473
Intangibles, net	24,988	37,899
Goodwill	85,463	85,463
Other non-current assets	61,789	78,836
Total assets	$1,208,564	$1,184,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,915	$112,436
Accrued employee compensation	27,752	33,096
Other accrued liabilities	222,470	170,674
Deferred revenue	55,284	35,301
Income taxes payable	7,015	5,146
Total current liabilities	424,436	356,653
Non-current income taxes payable	31,544	15,119
Other non-current liabilities	22,099	15,865
Total liabilities	478,079	387,637
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shares issued and outstanding: 31,319,578 and 32,958,444 as of December 31, 2017 and 2016, respectively	31	33
Additional paid-in capital	603,137	566,307
Accumulated other comprehensive income (loss)	(851)	1,938
Retained earnings	128,168	228,541
Total stockholders’ equity	730,485	796,819
Total liabilities and stockholders’ equity	$1,208,564	$1,184,456

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net revenue	$1,406,920	$1,328,298	$1,300,695
Cost of revenue	1,010,878	916,113	933,016
Gross profit	396,042	412,185	367,679
Operating expenses:
Research and development	94,603	89,367	86,499
Sales and marketing	158,168	150,355	146,794
General and administrative	56,421	54,482	45,313
Restructuring and other charges	97	3,881	6,398
Litigation reserves, net	176	73	(2,682)
Total operating expenses	309,465	298,158	282,322
Income from operations	86,577	114,027	85,357
Interest income	2,113	1,163	295
Other income (expense), net	2,024	(121)	(88)
Income before income taxes	90,714	115,069	85,564
Provision for income taxes	71,278	39,218	36,980
Net income	$19,436	$75,851	$48,584
Net income per share:
Basic	$0.61	$2.32	$1.47
Diluted	$0.59	$2.25	$1.44
Weighted average shares used to compute net income per share:
Basic	32,097	32,758	33,161
Diluted	33,044	33,728	33,788

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$19,436	$75,851	$48,584
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on derivative instruments	(3,068)	2,187	—
Unrealized gains (losses) on available-for-sale securities	(115)	33	(56)
Other comprehensive income (loss), before tax	(3,183)	2,220	(56)
Tax benefit (provision) related to derivative instruments	352	(273)	—
Tax benefit (provision) related to available-for-sale securities	42	(12)	21
Other comprehensive income (loss), net of tax	(2,789)	1,935	(35)
Comprehensive income	$16,647	$77,786	$48,549
The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance as of December 31, 2014	34,709	$35	$454,144	$38	$267,348	$721,565
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(35)	—	(35)
Net income	—	—	—	—	48,584	48,584
Stock-based compensation expense	—	—	16,813	—	—	16,813
Repurchases of common stock	(3,770)	(4)	—	—	(117,676)	(117,680)
Restricted stock unit withholdings	(85)	—	—	—	(2,629)	(2,629)
Issuance of common stock under stock-based compensation plans	1,747	2	44,323	—	—	44,325
Income tax impact associated with stock option exercises	—	—	(2,233)	—	—	(2,233)
Balance as of December 31, 2015	32,601	$33	$513,047	$3	$195,627	$708,710
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	21	—	21
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	1,914	—	1,914
Net income	—	—	—	—	75,851	75,851
Stock-based compensation expense	—	—	19,180	—	—	19,180
Repurchases of common stock	(894)	(1)	—	—	(38,251)	(38,252)
Restricted stock unit withholdings	(105)	—	—	—	(4,686)	(4,686)
Issuance of common stock under stock-based compensation plans	1,356	1	31,626	—	—	31,627
Income tax impact associated with stock option exercises	—	—	2,454	—	—	2,454
Balance as of December 31, 2016	32,958	$33	$566,307	$1,938	$228,541	$796,819
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(73)	—	(73)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(2,716)	—	(2,716)
Net income	—	—	—	—	19,436	19,436
Stock-based compensation expense	—		22,147	—	—	22,147
Repurchases of common stock	(2,378)	(2)	—	—	(113,159)	(113,161)
Restricted stock unit withholdings	(135)	—	—	—	(6,415)	(6,415)
Issuance of common stock under stock-based compensation plans	875	—	14,356	—	—	14,356
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	327	—	(235)	92
Balance as of December 31, 2017	31,320	$31	$603,137	$(851)	$128,168	$730,485

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$19,436	$75,851	$48,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,094	31,993	35,850
Purchase premium amortization/discount accretion on investments, net	46	167	(57)
Non-cash stock-based compensation	22,147	18,949	16,825
Income tax impact associated with stock option exercises	—	2,454	(2,233)
Deferred income taxes	21,836	(2,723)	(710)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(98,959)	(23,206)	(14,952)
Inventories	1,967	(34,744)	9,765
Prepaid expenses and other assets	5,161	5,932	560
Accounts payable	(784)	21,327	(14,990)
Accrued employee compensation	(5,345)	5,228	6,280
Other accrued liabilities	57,650	6,907	29,987
Deferred revenue	19,982	6,176	(2,496)
Income taxes payable	18,293	3,870	(1,263)
Net cash provided by operating activities	87,524	118,181	111,150
Cash flows from investing activities:
Purchases of short-term investments	(136,556)	(144,271)	(110,316)
Proceeds from maturities of short-term investments	135,549	115,291	130,273
Purchases of property and equipment	(13,674)	(10,972)	(14,000)
Purchases of cost method investments	(4,400)	—	—
Payments made in connection with business acquisitions, net of cash acquired	(737)	(8,807)	—
Net cash provided by (used in) investing activities	(19,818)	(48,759)	5,957
Cash flows from financing activities:
Repurchases of common stock	(113,161)	(38,252)	(117,680)
Restricted stock unit withholdings	(6,415)	(4,686)	(2,629)
Proceeds from exercise of stock options	9,508	28,147	40,928
Proceeds from issuance of common stock under employee stock purchase plan	4,764	3,892	2,985
Net cash used in financing activities	(105,304)	(10,899)	(76,396)
Net increase (decrease) in cash and cash equivalents	(37,598)	58,523	40,711
Cash and cash equivalents, at beginning of year	240,468	181,945	141,234
Cash and cash equivalents, at end of year	$202,870	$240,468	$181,945
Supplemental Cash Flow Information:
Cash paid for income taxes	$32,090	$35,149	$40,273

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

Beginning with fiscal year 2017, the Company operates and reports in three segments: Arlo, Connected Home, and Small and Medium Business ("SMB"). The Company believes that this structure reflects its current operational and financial management, and provides the best structure for the Company to focus on growth opportunities while maintaining financial discipline. Each segment contains leadership focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. Arlo segment focuses on intelligent internet-connected products for consumers and businesses that provide security and safety; Connected Home segment focuses on consumers and consists of high-performance, dependable and easy-to-use LTE and WiFi internet networking solutions; and SMB segment focuses on small and medium-sized businesses and consists of business networking, storage and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price.

The Company sells networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers.

Reclassification

In the first fiscal quarter of 2017, the Company reorganized its operating segment structure resulting in a change to its reportable segments. This change primarily impacted Goodwill in Note 3, Balance Sheet Components and Note 11, Segment Information. The prior-year segment financial information has been reclassified to conform to the current-year presentation. None of the changes impact previously reported consolidated net revenue, income from operations, net income per share, total assets, or stockholders’ equity. Refer to Note 11, Segment Information, for a further discussion of the segment reorganization.

In the first fiscal quarter of 2017, the Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented upon adoption of ASU 2016-09. Refer to "Accounting Pronouncement Recently Adopted" within this Note for a further discussion of the impact from the adoption of ASU 2016-09.

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

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity or a remaining maturity at the time of purchase of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

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

Derivative financial instruments

The Company uses foreign currency forward contracts to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses, and on certain existing assets and liabilities. Foreign currency forward contracts generally mature within eleven months of inception. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to reduce the impact of currency exchange rate movements on the Company's operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The company does not use derivative financial instruments for speculative purposes.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As of December 31, 2017 and 2016, Best Buy, Inc. and affiliates accounted for 35% and 38% of the Company's total accounts receivable, respectively. Amazon and affiliates accounted for 12% and 11% of the Company's total accounts receivable as of December 31, 2017 and 2016, respectively. No other customers accounted for 10% or greater of the Company's total accounts receivable.

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

Fair value measurements

The carrying amounts of the Company's financial instruments, including cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values due to their short maturities. Foreign currency forward contracts are recorded at fair value based on observable market data. Refer to Note 12, Fair Value Measurements, in Notes to Consolidated Financial Statements for disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were insignificant for the years ended December 31, 2017, 2016 and 2015.

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

Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying value. The qualitative assessment considers the following factors: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in the Company's share price. If the reporting unit does not pass the qualitative assessment, the Company estimates its fair value and compares the fair value with the carrying value of its reporting unit, including goodwill. If the fair value is greater than the carrying value of its reporting unit, no impairment is recorded. If the fair value is less than the carrying value, an impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The impairment charge would be recorded to earnings in the consolidated statements of operations.

In the first fiscal quarter of 2017, the Company reorganized its operating segment structure resulting in a change to its reportable segments. The Company identified the reporting units for the purpose of goodwill impairment testing as Arlo, Connected Home, and SMB reporting units. The Company did not recognize any goodwill impairment charges during the years ended December 31, 2017, 2016 and 2015. Refer to Goodwill in Note 3, Balance Sheet Components, for further discussions on its goodwill impairment testing relating to the segment change and its annual goodwill impairment testing.

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

During the years ended December 31, 2017, there were no events or changes in circumstances that indicated the carrying amount of our finite-lived assets may not be recoverable from their undiscounted cash flows. Consequently, we did not perform an impairment test. The Company recorded no impairments to intangibles during the years ended December 31, 2017, 2016 and 2015.

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

The Company has product offerings with multiple elements. The Company's multiple-element product offerings include hardware with free services, networking hardware with embedded software, various software subscription services, and support, which are considered separate units of accounting. In general, the hardware and networking hardware with embedded software are delivered up front, while the free services are delivered over the stated service period, or the estimated useful life. The subscription services and support are delivered over the subscription and support period whether included in a multiple-element offering or not. The Company allocates revenue to the deliverables based upon their relative selling price. Revenue allocated to each unit of accounting is then recognized when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured.

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

Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net revenue. Shipping and handling costs associated with inbound freight are included in cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $9.4 million, $9.2 million and $10.4 million in the years ended December 31, 2017, 2016 and 2015 respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $33.3 million, $24.5 million, and $19.4 million in the years ended December 31, 2017, 2016 and 2015 respectively.

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

Net income per share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of restricted stock awards, and issuances of shares under the Employee Stock Purchase Plan, which are reflected in diluted net income per share by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net income per share when their effect is anti-dilutive.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-based compensation

The Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options and the shares offered under the Employee Stock Purchase Plan is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to restricted stock units (“RSUs”) is based on the closing fair market value of the Company’s common stock on the date of grant.

The compensation expense for equity awards is recognized over the vesting period of the award under a graded vesting method. Upon the adoption of ASU 2016-09, the Company elected to account for forfeitures as they occur, rather than estimating expected forfeitures. Additionally, upon the adoption, the Company prospectively recorded all excess tax benefits and tax deficiencies arising from stock awards vesting or settlement as income tax expense or benefit rather than in equity. Refer to Recent accounting pronouncements below for a further discussion of the impact from the adoption of ASU 2016-09, and refer to Note 10, Employee Benefit Plans, for a further discussion on stock-based compensation.

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

Recent accounting pronouncements

Accounting Pronouncement Recently Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718), which simplifies the accounting for share-based payment transactions. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as an inflow from financing activities with a corresponding outflow from operating activities but will be classified along with other income tax cash flows as an operating activity. The standard also allows the entity to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new guidance became effective for the Company in the first fiscal quarter of 2017.

Upon adoption on January 1, 2017, the Company prospectively recorded all excess tax benefits and tax deficiencies arising from stock awards vesting or settlement as income tax expense or benefit rather than in equity. For the years ended December 31, 2017, the impact of the adoption was the recognition of $2.7 million excess tax benefits as a component of the provision for income taxes. The Company elected to account for forfeitures as they occur, rather than estimating expected forfeitures, which resulted in net cumulative-effect adjustment of $0.2 million decrease to retained earnings as of January 1, 2017. The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of $3.0 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively, on the consolidated statements of cash flows. The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the consolidated statements of cash flows since the Company has historically been presented such cash flows as a financing activity.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606), which was further updated in March, April, May and December 2016. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition". Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. An entity should apply the amendments in the update either retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (modified retrospective method). On July 9, 2015, the FASB concluded to delay the effective date of the new revenue standard by one year. ASU 2014-09 is effective for the Company beginning in the first fiscal quarter of 2018 and early adoption is permitted.

The Company will adopt the new standard effective January 1, 2018 electing to utilize the modified retrospective approach resulting in a cumulative-effect adjustment to retained earnings. The impact upon adoption will be based upon open contracts existing at that date. The Company has identified major revenue streams, performed an analysis of its contracts to evaluate the impact of the standard, drafted its accounting policies and does not expect the adoption to have a material impact to the nature and timing of its revenues, results of operations, cash flows and statement of financial position. The Company is in the process of finalizing the cumulative effect adjustments, expects to make an adjustment to reduce the balance of retained earnings in the range of $10 million to $15 million before consideration of tax effects, primarily related to the establishment of a liability for yet to be committed sales incentives as of the adoption date, offset by a net reduction in outstanding deferred revenue balances. Under Topic 605, these incentives are recognized as a reduction of revenue at the later of when the related revenue is recognized or when the program is offered to the channel partner. Applying Topic 606, where customary business practice of providing such incentives is determined, there is a timing difference and will require the Company upon adoption to record an estimate of yet to be committed future sales incentives with respect to revenue already recognized. In addition, the Company has determined that the presentation of certain reserve balances currently shown net within accounts receivable will be presented as refund liabilities within current liabilities upon adoption.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities" (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income. This guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. This guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company expects to adopt the new guidance in the first fiscal quarter of 2018, when it is effective for the Company. The Company is currently evaluating the impact the guidance will have on its financial statements and related disclosures, including accounting policies and processes. To date, the Company believes the most significant impact will be that the adoption of the new guidance could increase the volatility of its other income (expense), net, as a result of the re-measurement of its equity securities that are classified as cost method investments under the current guidance upon the occurrence of observable price changes and impairments.

In February 2016, FASB issued ASU 2016-02, "Leases" (Topic 842), which requires lessees to recognize on the balance sheets a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. The liability will be equal to the present value of lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the disclosure requirements for lessees. Upon adoption, the Company will be required to record a lease asset and lease liability related to its operating leases. ASU 2016-02 will be applied using a modified retrospective transition method and is effective for the Company in the first fiscal quarter of 2019, with early adoption permitted. The Company does not expect to early adopt the new guidance. The Company has appointed a project team and is in the process of evaluating the impact the new standard will have on its consolidated financial statements. The Company expects to complete the impact assessment process by the end of the third fiscal quarter of 2018, and to complete the implementation process, including adding procedures and evaluating necessary disclosures, prior to the first fiscal quarter of 2019.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

is effective for the Company beginning in the first fiscal quarter of 2020 and early adoption is permitted. The Company continues to assess the potential impact of the new guidance, but does not expect it to have material impacts on its financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory" (Topic 740), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. ASU 2016-16 is effective for the Company in the first fiscal quarter of 2018 and early adoption is permitted. The Company does not plan to early adopt the guidance. Upon adoption, the Company anticipates the recognition of a deferred tax asset estimated at $21.0 million resulting from differences in the tax basis of assets and the consolidated book basis of assets resulting from intra-entity transfers of intangible assets. Other than the recognition of the deferred tax asset that will be established in retained earnings upon adoption, the Company estimates that adoption of the standard will increase tax expense by an approximate $0.7 million annually. The Company does not anticipate it to have a material impact on its cash flows.

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment" (Topic 350), which simplifies the subsequent measurement of goodwill by removing Step 2 of goodwill impairment test that requires the determination of the fair value of individual assets and liabilities of a reporting unit. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 will be applied prospectively and is effective for the Company in the first fiscal quarter of 2020, with early adoption permitted. The Company early adopted the guidance during the fourth fiscal quarter of 2017, prior to its annual testing of goodwill impairment. There was no impact on its consolidated financial position, results of operations or cash flows as a result of the adoption.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities" (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. ASU 2017-12 is effective for the Company in the first fiscal quarter of 2019 and early adoption is permitted. Entities should apply the guidance to existing cash flow and net investment hedge relationships using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings on the date of adoption. The guidance also provides transition relief to make it easier for entities to apply certain amendments to existing hedges where the hedge documentation needs to be modified. The Company expects to early adopt the guidance in fiscal 2018 and does not expect the adoption of this guidance will have material impact on its financial position, results of operations and cash flows.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company's financial position, results of operations and cash flows.

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
The Company paid $8.8 million of the aggregate purchase price in the fourth fiscal quarter of 2016 and paid the remaining $0.8 million in the first fiscal quarter of 2017. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of Placemeter have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.

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

Note 3. Balance Sheet Components

Available-for-sale short-term investments

	As of
	December 31, 2017				December 31, 2016
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
U.S. treasuries	$124,816	$—	$(146)	$124,670	$123,869	$9	$(40)	$123,838
Certificates of deposits	162	—	—	162	148	—	—	148
Total	$124,978	$—	$(146)	$124,832	$124,017	$9	$(40)	$123,986

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cost method investments

The carrying value of the Company's cost method investments was $4.5 million and $0.1 million as of December 31, 2017 and 2016, respectively. These investments are accounted under the cost method because the Company does not have a controlling interest or the ability to exercise significant influence over these companies and these investments do not have readily determinable fair values. These investments are included in other non-current assets in the consolidated balance sheets and are carried at cost, adjusted for any impairment. The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. There were no impairments recognized during the years ended December 31, 2017, 2016 and 2015, respectively. Realized gains and losses on these investments are reported in other income (expense), net in the consolidated statements of operations. The Company did not recognize any material realized gains or losses during the years ended December 31, 2017, 2016 and 2015, respectively.

Accounts receivable, net

	As of
	December 31, 2017	December 31, 2016
	(In thousands)
Gross accounts receivable	$437,891	$333,080
Allowance for doubtful accounts	(1,257)	(1,255)
Allowance for sales returns	(20,189)	(13,506)
Allowance for price protection	(3,647)	(4,480)
Total allowances	(25,093)	(19,241)
Total accounts receivable, net	$412,798	$313,839

Inventories

	As of
	December 31, 2017	December 31, 2016
	(In thousands)
Raw materials	$4,465	$4,596
Finished goods	241,429	243,266
Total inventories	$245,894	$247,862

The Company records provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	December 31, 2017	December 31, 2016
	(In thousands)
Computer equipment	$10,114	$10,557
Furniture, fixtures and leasehold improvements	21,640	20,827
Software	28,997	28,663
Machinery and equipment	62,490	63,446
Total property and equipment, gross	123,241	123,493
Accumulated depreciation and amortization	(102,581)	(104,020)
Total property and equipment, net	$20,660	$19,473

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation and amortization expense pertaining to property and equipment was $13.2 million, $14.6 million and $18.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Intangibles, net

	As of December 31, 2017			As of December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$66,599	$(62,172)	$4,427	$66,599	$(57,381)	$9,218
Customer contracts and relationships	56,500	(37,430)	19,070	56,500	(30,375)	26,125
Other	11,045	(9,554)	1,491	11,045	(8,489)	2,556
Total intangibles, net	134,144	(109,156)	24,988	$134,144	$(96,245)	$37,899

Amortization of purchased intangibles in the years ended December 31, 2017, 2016 and 2015 was $12.9 million, $17.0 million and $17.3 million, respectively. No impairment charges were recorded in the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, estimated amortization expense related to finite-lived intangibles for each of the next five years and thereafter is as follows (in thousands):

2018	$9,396
2019	7,544
2020	6,622
2021	1,413
2022	13
Total estimated amortization expense	$24,988

Goodwill

As discussed in Note 11, Segment Information, during the first fiscal quarter of 2017, the Company's Chief Operating Decision Maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. With these changes, the Company revised its reportable segments. Beginning with fiscal year 2017, the Company operates and reports in three segments: Arlo, Connected Home, and SMB. Goodwill was reallocated to the reportable segments using a relative fair value approach. As a result, the Company completed assessments of any potential goodwill impairment for all reportable segments immediately prior to and after the reallocation and determined that no impairment existed.

The changes in the carrying amount of goodwill during the years ended December 31, 2017 and 2016 are as follows:

	Old Segments				New Segments
	Retail	Commercial	Service Provider	Total	Arlo	Connected Home	SMB	Total
	(In thousands)
As of December 31, 2015	$45,442	$36,279	$—	$81,721	$—	$—	$—	$—
Goodwill from acquisition of Placemeter	3,742	—	—	3,742	—	—	—	—
As of December 31, 2016	49,184	36,279	—	85,463	—	—	—	—
Relative fair value approach	(49,184)	(36,279)	—	(85,463)	21,149	28,035	36,279	85,463
As of January 1, 2017	—	—	—	—	21,149	28,035	36,279	85,463
As of December 31, 2017	$—	$—	$—	$—	$21,149	$28,035	$36,279	$85,463

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the fourth fiscal quarter of 2017, the Company early adopted ASU 2017-04 "Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment" and completed the annual impairment test of goodwill. The test was performed as of the first day of the fourth quarter, or October 2, 2017.

The Company performed a qualitative test for goodwill impairment of the Arlo, Connected Home, and SMB reporting units as of October 2, 2017. Based upon the results of the qualitative testing, the respective fair values of these reporting units were substantially in excess of their carrying values. The Company believes it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values and therefore performing the next step of the impairment test for these reporting units was unnecessary. No goodwill impairment was recognized in the years ended December 31, 2017, 2016 or 2015. Accumulated goodwill impairment charges for the years ended December 31, 2017 and 2016, was $74.2 million and $74.2 million, respectively.

Other non-current assets

	As of
	December 31, 2017	December 31, 2016
	(In thousands)
Non-current deferred income taxes	$49,468	$70,859
Other	12,321	7,977
Total other non-current assets	$61,789	$78,836

Other accrued liabilities

	As of
	December 31, 2017	December 31, 2016
	(In thousands)
Sales and marketing programs	$96,153	$74,330
Warranty obligation	75,824	58,520
Freight	10,567	8,980
Other	39,926	28,844
Total other accrued liabilities	$222,470	$170,674

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheets to which they were recorded as of December 31, 2017, and 2016, are summarized as follows:

	Balance Sheets Location	December 31,		Balance Sheets Location	December 31,
		2017	2016		2017	2016
		(In thousands)			(In thousands)
Derivative contracts not designated as hedging instruments	Prepaid expenses and other current assets	$1,314	$5,873	Other accrued liabilities	$7,128	$1,002
Derivative contracts designated as hedging instruments	Prepaid expenses and other current assets	485	2,890	Other accrued liabilities	1,064	703
Total		$1,799	$8,763		$8,192	$1,705

Refer to Note 12, Fair Value Measurements, in Notes to Consolidated Financial Statements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis in the consolidated balance sheets.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative assets as of December 31, 2017 and 2016:

As of December 31, 2017				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$1,664	$—	$1,664	$(1,664)	$—	$—
Wells Fargo	135	—	135	(135)	—	—
Total	$1,799	$—	$1,799	$(1,799)	$—	$—

As of December 31, 2016				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$1,492	$—	$1,492	$(442)	$—	$1,050
Wells Fargo	7,271	—	7,271	(1,263)	—	6,008
Total	$8,763	$—	$8,763	$(1,705)	$—	$7,058

The following tables set forth the offsetting of derivative liabilities as of December 31, 2017 and 2016:

As of December 31, 2017				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$7,815	$—	$7,815	$(1,664)	$—	$6,151
Wells Fargo	377	—	377	(135)	—	242
Total	$8,192	$—	$8,192	$(1,799)	$—	$6,393

As of December 31, 2016				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$442	$—	$442	$(442)	$—	$—
Wells Fargo	1,263	—	1,263	(1,263)	—	—
Total	$1,705	$—	$1,705	$(1,705)	$—	$—

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure less than eleven months. The Company enters into about 10 forward contracts per quarter with an average size of approximately $8.0 million USD equivalent related to its cash flow hedging program.

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI associated with such derivative instruments are reclassified immediately into earnings through other income (expense), net. Any subsequent changes in the fair value of such derivative instruments are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the years ended December 31, 2017, 2016 and 2015.

The pre-tax effects of the Company’s derivative instruments on OCI and the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2017
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)	Location of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing	Amount of Gains (Losses) Recognized in Income and Excluded from Effectiveness Testing
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(10,692)	Net revenue	$(8,693)	Other income (expense), net	$1,587
Foreign currency forward contracts	—	Cost of revenue	18	Other income (expense), net	—
Foreign currency forward contracts	—	Operating expenses	1,051	Other income (expense), net	—
Total	$(10,692)		$(7,624)		$1,587
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
The Company did not recognize any material net gains or losses related to the ineffective portion of cash flow hedges during the years ended December 31, 2017, 2016 and 2015.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities that may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and enters into about ten non-designated derivatives per quarter. The average size of its non-designated hedges is approximately $2.0 million USD equivalent and these hedges normally range from one to three months in duration.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s derivatives not designated as hedging instruments in other income (expense), net in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, are as follows:

		Year ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	2017	2016	2015
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	(6,945)	3,789	$4,956

Note 5. Net Income Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of restricted stock awards, and issuances of shares under the ESPP, which are reflected in diluted net income per share by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net income per share when their effect is anti-dilutive.

Net income per share for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Numerator:
Net income	$19,436	$75,851	$48,584
Denominator:
Weighted average common shares - basic	32,097	32,758	33,161
Potentially dilutive common share equivalent	947	970	627
Weighted average common shares - dilutive	33,044	33,728	33,788

Basic net income per share	$0.61	$2.32	$1.47
Diluted net income per share	$0.59	$2.25	$1.44

Anti-dilutive employee stock-based awards, excluded	279	258	1,807

Note 6. Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Foreign currency transaction gain (loss), net	$7,238	$(3,835)	$(5,114)
Foreign currency contract gain (loss), net	(5,358)	4,154	4,904
Other	144	(440)	122
Total	$2,024	$(121)	$(88)

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7. Income Taxes

Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
United States	$57,989	$88,748	$88,681
International	32,725	26,321	(3,117)
Total	$90,714	$115,069	$85,564

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
U.S. Federal	$40,532	$33,267	$30,970
State	4,463	2,693	3,139
Foreign	4,305	6,278	6,105
	49,300	42,238	40,214
Deferred:
U.S. Federal	23,005	(2,052)	(2,645)
State	(288)	441	134
Foreign	(739)	(1,409)	(723)
	21,978	(3,020)	(3,234)
Total	$71,278	$39,218	$36,980

Net deferred tax assets consisted of the following:

	Year Ended December 31,
	2017	2016
	(In thousands)
Deferred Tax Assets:
Accruals and allowances	$23,661	$32,303
Net operating loss carryforwards	3,317	6,358
Stock-based compensation	6,015	8,250
Deferred rent	1,977	3,002
Deferred revenue	2,740	1,957
Tax credit carryforwards	974	1,543
Acquired intangibles	14,907	21,871
Depreciation and amortization	1,185	1,160
Total deferred tax assets	54,776	76,444
Deferred Tax Liabilities:
Depreciation and amortization	—	—
Other	(126)	(991)
Total deferred tax liabilities	(126)	(991)

Valuation Allowance (1)	(5,182)	(4,594)
Net deferred tax assets	$49,468	$70,859
_________________________

(1)	Valuation allowance is presented gross. The valuation allowance net of the federal tax effect is $4.1 million and $3.0 million for the years ended December 31, 2017 and 2016, respectively.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Management's judgment is required in determining the Company's provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. As of December 31, 2017, a valuation allowance of $5.2 million was placed against California deferred tax assets since the recovery of the assets is uncertain. There was a valuation allowance of $4.6 million placed against deferred tax assets as of December 31, 2016. Accordingly, the valuation allowance increased $0.6 million during 2017. In management's judgment it is more likely than not that the remaining deferred tax assets will be realized in the future as of December 31, 2017, and as such no valuation allowance has been recorded against the remaining deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2017	2016	2015
Tax at federal statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	1.1%	1.8%	2.6%
Impact of international operations	(6.4)%	(2.7)%	7.1%
Stock-based compensation	(0.9)%	1.2%	(0.4)%
Tax credits	(1.6)%	(0.9)%	(1.2)%
Impact of the Tax Act	53.3%	—%	—%
Others	(1.9)%	(0.3)%	0.1%
Provision for income taxes	78.6%	34.1%	43.2%

Income tax benefits (provision) in the amount of $2.5 million and $(2.2) million related to stock options were credited to additional paid-in capital during the years ended December 31, 2016, and 2015, respectively. On January 1, 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718) upon which all income tax benefits are recorded in income tax expense. As a result of changes in fair value of available-for-sale securities and foreign currency hedging, income tax (provision) benefits of $0.4 million, $(0.3) million and $21,000 were recorded in comprehensive income related to the years ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017, the Company has approximately $15.8 million of acquired federal net operating loss carry forwards as well as $3.1 million of California tax credits carryforwards. All of the losses are subject to annual usage limitations under Internal Revenue Code Section 382. The federal losses expire in different years beginning in fiscal 2021. The California tax credit carryforwards have no expiration.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated an estimate of the impact of the Tax Act in is year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing and as a result has recorded $48.3 million as additional income tax expense in the fourth fiscal quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $26.6 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $21.7 million.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company has determined that the $21.7 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. As further guidance is issued by Treasury, additional work may be necessary to ensure earnings as required by the calculations are properly determined. Additionally, as a result of the Tax Act, the Company has not completed its evaluation of its indefinite reinvestment assertion with regard to foreign earnings under ASC 740-30. As a result, deferred tax liabilities may be increased or decreased during the period allowed under SAB 118. Further, no estimate can currently be made and no provisional amounts were recorded in the financial statements for the impact of the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act. The GILTI provision imposes taxes on foreign earnings in excess of a deemed return on tangible assets. This tax is effective

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for the Company after the end of the current fiscal year. However, the company is evaluating whether deferred taxes should be recorded in relation to the GILTI provisions or if the tax should be recorded in the period in which it occurs. Based on the current interpretation, the company may choose either method as an accounting policy election. The Company has not yet decided on the accounting policy related to GILTI and will only do so after completion of an analysis. Any subsequent adjustment to any of these amounts will be recorded to current tax expense during the measurement period provided under SAB 118.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years before 2013. During August 2017, the U.S. federal Internal Revenue Service (IRS) completed its audit of the tax year ended December 31, 2014 without change. The Company is no longer subject to foreign income tax examinations before 2004. The Italian Tax Authority (ITA) has audited the Company’s 2004 through 2012 tax years. The Company is currently in litigation with the ITA with respect to all of these years. In August 2017, the German Tax Authority (GTA) completed its examination of the Company’s 2008 and 2013 tax years without change. During 2016, the United Kingdom HMRC (Her Majesty’s Revenue and Customs) initiated an audit of the Company’s 2014 and 2015 tax years. They have since added the 2016 year to their query. Additionally, in December, 2017 the French Tax Authority commenced an audit of the Company’s 2015 and 2016 tax years. The Company has limited audit activity in various states and other foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $0.9 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Federal, State, and Foreign Tax
(In thousands)
Balance as of December 31, 2014	$13,364
Additions based on tax positions related to the current year	1,608
Additions for tax positions of prior years	228
Settlements	(199)
Reductions for tax positions of prior years	(302)
Reductions due to lapse of applicable statutes	(1,053)
Adjustments due to foreign exchange rate movement	(816)
Balance as of December 31, 2015	12,830
Additions based on tax positions related to the current year	1,523
Additions for tax positions of prior years	45
Reductions for tax positions of prior years	(237)
Reductions due to lapse of applicable statutes	(627)
Adjustments due to foreign exchange rate movement	(569)
Balance as of December 31, 2016	$12,965
Additions based on tax positions related to the current year	938
Additions for tax positions of prior years	32
Reductions for tax positions of prior years	(1,477)
Reductions due to lapse of applicable statutes	(899)
Adjustments due to foreign exchange rate movement	1,008
Balance as of December 31, 2017	$12,567

The total amount of net UTB that, if recognized would affect the effective tax rate as of December 31, 2017 is $10.4 million. The ending net UTB results from adjusting the gross balance at December 31, 2017 for items such as U.S. federal and state deferred tax, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheets.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2017, 2016, and 2015, total interest and penalties expensed were $(0.4) million, $0.6 million and $0.1 million, respectively. As of December 31, 2017 and 2016, accrued interest and penalties on a gross basis was $3.3 million and $3.6 million, respectively. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company continues to permanently reinvest its earnings overseas but is in the process of evaluating this position in light of the Tax Act. The earnings were approximately $175.0 million and $154.2 million as of December 31, 2017 and 2016, respectively. Due to the impact of the Tax Act, no additional U.S. taxes are anticipated on these earnings.

Note 8. Commitments and Contingencies

Leases

The Company leases office space, cars and equipment under operating leases, with various expiration dates through December 2026. Rent expense in the years ended of December 31, 2017, 2016, and 2015 was $10.1 million, $9.5 million, and $9.8 million, respectively. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

As of December 31, 2017, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

2018	$8,924
2019	7,718
2020	6,092
2021	5,715
2022	5,638
Thereafter	12,921
Total future minimum lease payments	$47,008

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of December 31, 2017, the Company had approximately $153.1 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warranty obligations

Changes in the Company's warranty liability, which is included in other accrued liabilities in the consolidated balance sheets, are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at the beginning of the year	$58,520	$56,706	$44,888
Provision for warranty obligations made during the year	131,263	87,570	80,085
Settlements made during the year	(113,959)	(85,756)	(68,267)
Balance at the end of year	$75,824	$58,520	$56,706

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2017.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2017.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Senior Vice President of Worldwide Operations and Support) and up to 26 weeks (for other key executives). Such employees will also continue to have equity awards vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of December 31, 2017.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses.

Ericsson v. NETGEAR, Inc.

On September 14, 2010, Ericsson Inc. and Telefonaktiebolaget LM Ericsson (collectively “Ericsson”) filed a patent infringement lawsuit against the Company and defendants D-Link Corporation, D-Link Systems, Inc., Acer, Inc., Acer America Corporation, and Gateway, Inc. in the U.S. District Court, Eastern District of Texas alleging that the defendants infringe certain Ericsson patents. The Company has been accused of infringing eight U.S. patents: 5,790,516 (the “‘516 Patent”); 6,330,435 (the “‘435 Patent”); 6,424,625 (the “‘625 Patent”); 6,519,223 (the “‘223 Patent”); 6,772,215 (the “‘215 Patent”); 5,987,019 (the “‘019 Patent”); 6,466,568 (the “‘568 Patent”); and 5,771,468 (the “'468 Patent"). Ericsson generally alleged that the Company and the other defendants infringe the Ericsson patents through the defendants' IEEE 802.11-compliant products. In addition, Ericsson alleged that the Company infringed the claimed methods and apparatuses of the '468 Patent through the Company's PCMCIA routers. On June 22, 2012, Intel filed its Complaint in Intervention, meaning that Intel also became a defendant. During litigation, Ericsson (a) dismissed the '468 Patent with prejudice and gave the Company a covenant not to sue as to products in the marketplace now or in the past, (b) dropped the '516 Patent and (c) dropped the '223 Patent, except for those products that use Intel chips.

A jury trial occurred in the Eastern District of Texas from June 3 through June 13, 2013. After hearing the evidence, the jury found no infringement of the '435 and '223 Patents, and the jury found infringement of claim 1 of the '625 Patent, claims 1 and 5 of the '568 Patent, and claims 1 and 2 of the '215 Patent. The jury also found that there was no willful infringement by any defendant. Additionally, the jury found no invalidity of the asserted claims of the '435 and '625 Patents. The jury assessed the following damages against the defendants: D-Link: $435,000; NETGEAR: $3,555,000; Acer/Gateway: $1,170,000; Dell: $1,920,000; Toshiba: $2,445,000; Belkin: $600,000. The damages awards equated to 15 cents per unit for each accused 802.11 device sold by each defendant (5 cents per patent).

The Company and other defendants appealed the jury verdict. On December 4, 2014, the Federal Circuit issued its opinion and order in the appeal. The Federal Circuit vacated the entirety of the $3.6 million jury verdict against the Company and other defendants’ damages awards and also vacated the ongoing 15 cents per unit royalty verdict, finding that the District Court had not properly instructed the jury on royalty rates and Ericsson’s licensing promises.

While the Federal Circuit found the district court had inadequate jury instructions, it held that there was enough evidence for the jury to find infringement of two claims of U.S. Patent Number 6,466,568 and two claims of U.S. Patent Number 6,772,215, but reversed the lower court’s decision not to grant a noninfringement judgment as a matter of law regarding the third patent, U.S. Patent Number 6,424,625, finding that no reasonable jury could find that the ‘625 Patent was infringed by the defendants. The case was remanded for further proceedings.

In September 2013, Broadcom filed petitions in the USPTO at the Patent Trial and Appeal Board (PTAB) seeking inter partes review (“IPR”) of Ericsson’s three patents that the jury found were infringed by the Company and other defendants. On March 6, 2015, the PTAB invalidated all the claims of these three patents that were asserted against the Company and other defendants, ruling these claims were anticipated or obvious in light of prior art. This PTAB decision comes on top of the Federal Circuit decision (a) vacating the jury verdict after finding that the district court had not properly instructed the jury on royalty rates and Ericsson’s licensing promises, and (b) ruling that no reasonable jury could have found the ‘625 Patent infringed. Accordingly, the Company has reversed the accruals related to this case.

Ericsson appealed the PTAB’s Broadcom IPR decision to the Federal Circuit and also requested that the PTAB reconsider its decision. The PTAB denied Ericsson’s request for reconsideration. On appeal to the Federal Circuit, Ericsson argued that the PTAB’s determination that Broadcom had timely filed its IPR petitions was improper and that the PTAB should not have invalidated the claims of the '625 Patent, the '568 Patent, and '215 Patent. The Federal Circuit upheld the invalidity of the patents’ claims, as previously determined by the PTAB, and ruled that Ericsson could not appeal the timeliness of Broadcom’s IPR petitions. Ericsson petitioned the Federal Circuit for an en banc rehearing of the Federal Circuit's panel decision that Broadcom was timely in bringing its IPRs, and the Federal Circuit agreed to the en banc rehearing. On January 8, 2018, the Federal Circuit sitting en banc ruled that the timeliness of Broadcom’s IPR petitions was an appealable issue. The case will now go back to the original Federal Circuit panel to decide what to do - if there are enough facts on the record, the panel could decide the timeliness issue outright, or send the case back to the PTAB to conduct discovery on whether Broadcom should be time barred. The present status of the case continues to be that the Company does not infringe any valid Ericsson patent.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In May 2014, the Company filed with the Provincial Tax Court of Milan an appeal brief, including a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2004 year. The hearing was held and decision was issued on December 19, 2014. The Tax Court decided in favor of the Company and nullified the assessment by the Inland Revenue Agency for 2004. The Inland Revenue Agency appealed the decision of the Tax Court on June 12, 2015. The Company filed its counter appeal with respect to the 2004 year during September 2015. On February 26, 2016, the Regional Tax Court conducted the appeals hearing for the 2004 year, ruling in favor of the Company. On June 13, 2016, the Inland Revenue Agency appealed the decision to the Supreme Court. The Company filed a counter appeal on July 23, 2016 and is awaiting scheduling of the hearing.

In June 2015, the Company filed with the Provincial Tax Court of Milan an appeal brief including a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2005 through 2006 tax years. The hearing for suspension was held and the Request for Suspension of payment was granted. The hearing for the validity of the tax assessment for 2005 and 2006 was held in December 2015 with the Provincial Tax Court issuing its decision in favor of the Company. The Inland Revenue Agency filed its appeal with the Regional Tax Court. The Company filed its counter brief on September 30, 2016 and the hearing was held on March 22, 2017. A decision favorable to the Company was issued by the Court on July 5, 2017. The Italian Tax Authority has appealed the decision to the Supreme Court and Netgear has responded with a counter appeal brief on December 3, 2017.

The hearing for the validity of the tax assessment for 2007 was held on March 10, 2016 with the Provincial Tax Court who issued its decision in favor of the Company on April 7, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court and the Company has submitted its counter brief. The hearing was held on November 17, 2017. Netgear is waiting on a decision to be issued.

With respect to 2008 through 2010, the Company filed its appeal briefs with the Provincial Tax Court in October 2015 and the hearing for the validity of the tax assessments was held on April 21, 2016. A decision favorable to the Company was issued on May 12, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court. The Company filed its counter brief on February 5, 2017 and awaits the scheduling of the hearing.

With respect to 2011 through 2012, the Company has filed its appeal brief on February 26, 2016 with the Provincial Tax Court to contest the relevant tax assessments. The hearing for suspension was held and the Request for Suspension of payment was granted. On October 13, 2016, the Company filed its final brief with the Provincial Tax Court. The hearing was held on October 24, 2016 and a decision favorable to the Company was issued by the Court. The Inland Revenue Agency appealed the decision before the Regional Tax Court on April 19, 2017. The Company filed its counter brief on June 16, 2017 and awaits the scheduling of the hearing.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On February 6, 2015, the Company filed its motion to transfer venue from the Western District of Texas to the Northern District of California with the Court; on February 13, 2015, Via Vadis filed its opposition to the Company’s motion to transfer; and on February 20, 2015, the Company filed its reply brief on its motion to transfer. In early April 2015, the Company received the plaintiff’s infringement contentions, and on June 12, 2015, the defendants served invalidity contentions. On July 30, 2015, the Court granted the Company’s motion to transfer venue to the Northern District of California. In addition, the Company learned that Amazon and Blizzard filed petitions for the inter partes reviews (“IPRs”) for the patents in suit. On October 30, 2015, the Company and Via Vadis filed a joint stipulation requesting that the Court vacate all deadlines and enter a stay of all proceedings in the case pending the Patent Trial and Appeal Board’s final non-appealable decision on the IPRs initiated by Amazon and Blizzard. On November 2, 2015, the Court granted the requested stay. On March 8, 2016, the Patent Trial and Appeal Board issued written decisions instituting the IPRs jointly filed by Amazon and Blizzard. In early March of 2017, The Patent Trial and Appeal Board (PTAB) issued various decisions regarding Amazon’s and Blizzard’s IPRs of the patents in suit. One of the IPRs of the '125 patent resulted in a finding by the PTAB that Amazon and Blizzard had had failed to show invalidity. The second IPR on the '125 patent, however, resulted in cancellation of all claims asserted in Via Vadis’s suit against the Company. Reissue '521 did not have any claims found invalid by the PTAB, and some dependent claims of the '680 patent survived the IPRs, and some claims of the '680 patent were canceled. The Northern District of California case against the Company remains stayed.

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

On December 3, 2015, the Company filed with the Court a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On December 23, 2015, CMS filed its response to the Company’s motion to transfer, and, on January 8, 2016, the Company filed its reply brief in support of its motion to transfer venue. On January 15, 2016, the Court granted the Company’s motion to transfer venue to the District Court for the Northern District of California. The initial case management conference in the Northern District of California occurred on May 13, 2016, and on August 19, 2016, the parties exchanged preliminary claim constructions and extrinsic evidence. On August 26, 2016, the Company and three defendants in other Northern District of California CMS cases (Juniper Networks, Inc., Ruckus Wireless, Inc., and Fortinet, Inc.) submitted motions to stay their cases. The defendants in part argued that stays were appropriate pending the resolution of the currently-pending IPRs of the patents-in-suit before the Patent Trial and Appeal Board (PTAB), including four IPR Petitions filed by Juniper. On September 9, 2016, CMS submitted its opposition to the motions to stay the cases. On September 26, 2016, the Court ordered the cases stayed in their entirety, until the PTAB reaches institution decisions with respect to Juniper’s four pending IPR petitions. Juniper’s four IPR petitions were instituted by the PTAB in January 2017, and the Company subsequently moved to join the IPR petitions as an “understudy” to Juniper, only assuming a more active role in the petitions in the event Juniper settles with CMS. For all four patents in suit against the Company, the PTAB ordered that (a) the Petitioners’ (the Company, Ruckus, and Brocade) Motion for Joinder to the Juniper IPRs is granted; (b) the Petitioners IPRs are instituted on the same grounds

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

as in the Juniper ‘IPRs and Petitioners are joined with the Juniper IPRs; and (c) all further filings by Petitioners in the joined proceedings will be in the Juniper IPRs. On December 21, 2017, the PTAB issued the first of the four Final Written Decisions in the IPRs filed by the Company on the patents in suit, ruling that the claims of the ‘107 Patent asserted by Chrimar were invalid. This was quickly followed by two more Final Written Decisions -- on January 3, 2018, the ’838 patent’s asserted claims were ruled invalid, and on January 23, 2018 the ‘012 patent’s asserted claims were ruled invalid. Chrimar has 30 days from each Final Written Decision to seek a rehearing at the PTAB and 63 days from each to file an appeal. The PTAB has yet to rule on the ‘760 patent, and the Company expects that ruling in a few months. The Northern District of California CMS cases remain stayed in their entirety by the Court.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On December 12, 2017, Tessera and Broadcom reached a verbal agreement to settle all the litigation matters between the two companies. As part of the settlement, Broadcom received a license for itself and its customers, including the Company, to Tessera’s portfolio of semiconductor manufacturing patents, including the three patents in the ITC action. On December 15, 2017, the ITC respondents, including the Company, entered into a written settlement agreement with Tessera, whereby dismissal of the ITC action was agreed upon. As part of the settlement agreement, the parties admitted no wrongdoing or violation of law. On December 19, 2017, the ITC granted the parties’ joint motion to terminate the ITC action.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The litigation was officially transferred to the Northern District of California, and the initial case management conference occurred before the Court on December 14, 2017. At a subsequent scheduling conference on January 25, 2018, the Court sua sponte stayed the cases brought by Realtime against Barracuda, Riverbed, and the Company until June 14, 2018 and set another scheduling conference for June 14, 2018 when the Court will evaluate whether the stay should be extended based on the results of at least one IPR of the patents in suit. On January 12, 2018, Realtime served its infringement contentions, which were the same as Realtime had previously served in the Eastern District of Texas prior to transfer of the case to California.

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

Hera Wireless v. NETGEAR, Inc.

On July 14, 2017, the Company was sued by Sisvel (via Hera Wireless) in the District of Delaware on three related patents allegedly covering the 802.11n standard. Similar complaints were filed against Amazon, ARRIS, Belkin, Buffalo, and Roku. On December 12, 2017, the Company answered the complaint, denying why each claim limitation of the patents in suit were allegedly met and asserting various affirmative defenses, including invalidity and noninfringement. A proposed joint Scheduling Order was submitted to the Court on January 24, 2018 with trial proposed for March of 2020. Discovery is ongoing.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 7, 2017, the Company answered the complaint. In addition to denying that each claim limitation of patents in suit is met, the Company also asserted various affirmative defenses, including invalidity and noninfringement. The parties submitted their jointly proposed scheduling order to the Court on January 11, 2018, which the Court generally adopted in its Scheduling Order of January 17, 2018. The Scheduling Order set the trial to begin on December 2, 2019. Discovery is ongoing.

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

The Company is subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing process. The Company believes that its current manufacturing and other operations comply in all material respects with applicable environmental laws and regulations; however, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create an environmental liability with respect to its facilities, operations, or products. See further discussion of the business risks associated with environmental legislation under the risk titled, "We are subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution and sale of our products, as well as any such future laws and regulations. Some of our customers also require that we comply with their own unique requirements relating to these matters. Any failure to comply with such laws, regulations and requirements, and any associated unanticipated costs, may adversely affect our business, financial condition and results of operations." in Item 1A Risk Factors Part I of this Annual Report on Form 10-K.

Note 9. Stockholders’ Equity

Stock Repurchases

On October 21, 2008, October 17, 2014, July 21, 2015 and April 25, 2017, the Company’s Board of Directors authorized management to repurchase up to 6.0 million, 3.0 million, 3.0 million and 3.0 million shares of the Company’s outstanding common stock, respectively, which, at the time of authorization, were incremental to the remaining shares under the share repurchase programs. Under the authorizations, the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. The timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of December 31, 2017, 2.0 million shares remained authorized for repurchase under the repurchase program. The Company repurchased, reported based on trade date, approximately 2.4 million shares of common stock at a cost of $113.2 million during the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, the Company repurchased and retired, reported based on trade date, approximately 0.9 million shares of common stock at a cost of $38.3 million and approximately 3.8 million shares of common stock at a cost of $117.7 million, respectively.

The Company repurchased, as reported based on trade date, approximately 135,000 shares of common stock at a cost of $6.4 million, to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the year ended December 31, 2017. Similarly, during the years ended December 31, 2016 and 2015, the Company repurchased approximately 105,000 shares of common stock at a cost of $4.7 million and 85,000 shares of common stock at a cost of $2.6 million, respectively, to help facilitate tax withholding for RSUs.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component during the years ended December 31, 2017, 2016 and 2015:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2014	$(8)	$43	$3	$38
Other comprehensive income (loss) before reclassifications	(56)	453	21	418
Less: Amount reclassified from accumulated other comprehensive income	—	453	—	453
Net current period other comprehensive income (loss)	(56)	—	21	(35)
Balance as of December 31, 2015	$(64)	$43	$24	$3
Other comprehensive income (loss) before reclassifications	33	3,007	(572)	2,468
Less: Amount reclassified from accumulated other comprehensive income	—	820	(287)	533
Net current period other comprehensive income (loss)	33	2,187	(285)	1,935
Balance as of December 31, 2016	$(31)	$2,230	$(261)	$1,938
Other comprehensive income (loss) before reclassifications	(115)	(10,692)	3,062	(7,745)
Less: Amount reclassified from accumulated other comprehensive income	—	(7,624)	2,668	(4,956)
Net current period other comprehensive income (loss)	(115)	(3,068)	394	(2,789)
Balance as of December 31, 2017	$(146)	$(838)	$133	$(851)

The following tables provide details about significant amounts reclassified out of each component of accumulated other comprehensive income for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
Details about Accumulated Other Comprehensive Income Components	2017		2016		2015
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$(8,693)	Net revenue	$1,100	Net revenue	$462	Net revenue
Foreign currency forward contracts	18	Cost of revenue	(6)	Cost of revenue	6	Cost of revenue
Foreign currency forward contracts	1,051	Operating expenses	(274)	Operating expenses	(15)	Operating expenses
	(7,624)	Total before tax	820	Total before tax	453	Total before tax
	2,668	Tax impact	(287)	Tax impact	—	Tax impact (1)
	$(4,956)	Total, net of tax	$533	Total, net of tax	$453	Total, net of tax
_________________________

(1)	Under the Company's 2015 tax structure, all hedging gains and losses from derivative contracts were ultimately borne by a legal entity in a jurisdiction with no income tax.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Employee Benefit Plans

2003 Stock Plan

In April 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provided for the granting of stock options to employees and consultants of the Company. During the second fiscal quarter of 2013, the Company's 2003 Stock Plan expired. No further equity awards can be granted under the 2003 Plan. Outstanding awards under the 2003 Stock Plan remain subject to the terms and conditions of the 2003 plan.

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

2016 Equity Incentive Plan
In April 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (the "2016 Plan") which was approved by the Company's stockholders at the 2016 Annual Meeting of Stockholders on June 3, 2016. The 2016 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to eligible directors, employees and consultants of the Company. Award vesting periods for this plan are generally four years. The maximum aggregate number of shares that may be issued under the 2016 Plan is 2.5 million Shares, plus (i) any shares that were available for grant under the Company’s 2006 Plan as of immediately prior to the 2006 Plan's expiration by its terms, which was 699,827 shares, plus (ii) any shares granted under the 2006 Plan that expire, are forfeited to or repurchased by the Company. As of December 31, 2017, approximately 1.9 million shares were reserved for future grants under the 2016 Plan.
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

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Prior to February 16, 2016, employees could purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Beginning February 16, 2016, the terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. In April 2016, the Company approved an amendment to the plan to increase the number of shares of common stock authorized for sale under the plan by 1.0 million shares to a total of 2.0 million shares. For the years ended December 31, 2017, 2016, and 2015, the Company recognized ESPP compensation expense of $1.5 million, $1.3 million and $0.5 million, respectively. Employees purchased 111,000 shares of common stock at an average exercise price of $43.00 in fiscal 2017. As of December 31, 2017, 0.9 million shares were reserved for future issuance under the ESPP.

Option Activity

Stock option activity during the year ended December 31, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2016	1,884	$31.14
Granted	348	43.07
Exercised	(352)	27.23
Expired	(1)	31.70
Outstanding as of December 31, 2017	1,879	$34.08	6.13	$46,346

As of December 31, 2017
Vested and expected to vest	1,879	$34.08	6.13	$46,346
Exercisable Options	1,205	$30.94	4.72	$33,512

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2017 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2017, 2016, and 2015 was $7.7 million, $14.5 million and $11.4 million, respectively.

The total fair value of options vested during the years ended December 31, 2017, 2016, and 2015 was $3.8 million, $4.2 million and $6.5 million, respectively.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$10.69 - $31.28	435	4.55	$24.55	334	$22.50
$31.31 - $32.54	443	5.50	32.19	410	32.16
$32.55 - $39.53	651	5.84	36.93	459	35.93
$40.01 - $42.70	330	9.39	42.68	2	40.01
$49.20 - $49.20	20	9.80	49.20	—	—
$10.69 - $49.20	1,879	6.13	$34.08	1,205	$30.94

RSU Activity

RSU activity during the year ended December 31, 2017 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2016	996	$36.22
Granted	618	49.45
Vested	(412)	35.46
Cancelled	(72)	44.16
Outstanding as of December 31, 2017	1,130	$43.22	1.43	$66,390

Total intrinsic value of RSUs, or the release date fair value of RSUs, vested during the years ended December 31, 2017, 2016 and 2015 was $19.5 million, $15.4 million and $8.9 million, respectively. The total fair value or RSUs, or the grant date fair value of RSUs, vested during the years ended December 31, 2017, 2016 and 2015 was $14.6 million, $10.8 million and $8.8 million, respectively.

Valuation and Expense Information
The Company measures stock-based compensation at the grant date based on the estimated fair value of the award. Estimated compensation cost relating to RSUs is based on the closing fair market value of the Company’s common stock on the date of grant. Prior to February 16, 2016, the fair value of ESPP is based on the 15% discount at purchase, since the price of the shares is determined at the purchase date. The fair value of options granted and the shares offered under the ESPP commencing February 16, 2016 is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. The estimated expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate of options granted and the shares offered under the ESPP is based on the implied yield currently available on U.S. Treasury securities with a remaining term commensurate with the estimated expected term. Expected volatility of options granted and the shares offered under the ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the weighted-average assumptions used to estimate the fair value option grants during the years ended December 31, 2017, 2016 and 2015 and purchase rights granted under the ESPP commencing February 16, 2016 during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	Stock Options			ESPP
Expected life (in years)	4.4	4.4	4.5	0.5	0.5	N/A
Risk-free interest rate	1.66%	1.28%	1.44%	0.93%	0.43%	N/A
Expected volatility	31.6%	35.4%	39.3%	29.7%	38.3%	N/A
Dividend yield	—	—	—	—	—	N/A

The weighted average estimated fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $12.35, $12.28 and $10.83, respectively.

The following table sets forth stock-based compensation expense resulting from stock options, restricted stock awards, and the Employee Stock Purchase Plan included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cost of revenue	$2,005	$1,740	$1,566
Research and development	4,927	4,075	3,451
Sales and marketing	5,959	5,065	5,022
General and administrative	9,256	8,069	6,786
Total	$22,147	$18,949	$16,825

The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the award vesting term of four years. Upon the adoption of ASU 2016-09, the Company elected to account for forfeitures as they occur, rather than estimating expected forfeitures. Refer to recently adopted accounting pronouncement under Note 1, The Company and Summary of Significant Accounting Policies, for a further discussion of the impact from the adoption of ASU 2016-09.

Total stock-based compensation cost capitalized in inventory was less than $0.5 million in the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, $7.4 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.6 years. As of December 31, 2017, $37.2 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.5 years.

401(k) Plan

In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. In the first fiscal quarter of 2012, the Company began matching 50% of contributions for employees that remain active with the Company through the end of the fiscal year, up to a maximum of $6,000 in employee contributions. During the years ended December 31, 2017, 2016 and 2015 the Company recognized $1.0 million, $1.0 million and $0.9 million, respectively, in expenses related to the 401(k) match.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM.

In the first fiscal quarter of 2017, the Company's CODM requested changes to the information that he regularly reviews for purposes of allocating resources and assessing performance. The Company reorganized its operating segment structure, resulting in a change to its reportable segments. The former Service Provider segment was integrated into the current segments which are organized by product groups. Beginning with fiscal year 2017, the Company operates and reports in three segments: Arlo, Connected Home, and Small and Medium Business ("SMB"):

•Arlo: Focused on intelligent internet-connected products for consumers and businesses that provide security and safety;

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

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, restructuring and other charges, losses on inventory commitments due to restructuring, litigation reserves, net, interest income and other income (expense), net. The CODM does not evaluate operating segments using discrete asset information.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Year Ended December 31,
	2017	2016 *	2015 *
	(In thousands, except percentage data)
Net revenue:
Arlo	$378,413	$188,469	$91,636
Connected Home	762,069	844,818	937,215
SMB	266,438	295,011	271,844
Total net revenue	$1,406,920	$1,328,298	$1,300,695
Contribution income (loss):
Arlo	$29,591	$(5,218)	$(126)
Arlo contribution margin	7.8%	(2.8)%	(0.1)%
Connected Home	101,993	152,560	121,745
Connected Home contribution margin	13.4%	18.1%	13.0%
SMB	65,392	75,461	56,156
SMB contribution margin	24.5%	25.6%	20.7%
Total segment contribution income	196,976	222,803	177,775
Corporate and unallocated costs	(75,382)	(69,140)	(54,501)
Amortization of intangibles (1)	(12,597)	(16,733)	(16,969)
Stock-based compensation expense	(22,147)	(18,949)	(16,825)
Restructuring and other charges	(97)	(3,881)	(6,398)
Losses on inventory commitments due to restructuring	—	—	(407)
Litigation reserves, net	(176)	(73)	2,682
Interest income	2,113	1,163	295
Other income (expense), net	2,024	(121)	(88)
Income before income taxes	$90,714	$115,069	$85,564
_________________________

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.
* Prior year financial information for each reportable segment has been recast to conform to the current reportable segment structure effective on January 1, 2017.

The following table shows net revenue from service provider customers within each of the reportable segments for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Arlo	$20,795	$19,758	$18,585
Connected Home	190,186	249,980	395,900
SMB	3,268	4,175	6,997
Total service provider net revenue	$214,249	$273,913	$421,482

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operations by Geographic Area

The Company conducts business across three geographic regions: Americas, Europe, Middle-East and Africa (“EMEA”) and Asia Pacific ("APAC"). Net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns for stock rotation and warranty, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue. For reporting purposes revenue is attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
United States (U.S.)	$927,952	$855,796	$779,361
Americas (excluding U.S.)	30,112	27,852	18,385
EMEA	253,885	245,405	321,714
APAC	194,971	199,245	181,235
Total net revenue	$1,406,920	$1,328,298	$1,300,695

Long-lived assets by Geographic Area
Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations:

	As of
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
United States	$9,216	$9,542	$9,832
Canada	1,807	2,745	3,586
EMEA	141	210	468
China	6,803	5,219	6,562
APAC (excluding China)	2,693	1,757	1,936
Total property and equipment, net	$20,660	$19,473	$22,384

Significant Customers

Two customers, primarily within the Arlo and Connected Home segments, accounted for 19% and 14% of net revenue in the year ended December 31, 2017, respectively. Two customers, primarily within the Arlo and Connected Home segments, accounted for 17% and 12% of net revenue in the year ended December 31, 2016, respectively. One customer, primarily within the Arlo and Connected Home segments, accounted for 15% of net revenue in the year ended December 31, 2015.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	As of December 31, 2017
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$12,606	$12,606	$—	$—
Available-for-sale securities: U.S. treasuries (1)	124,670	124,670	—	—
Available-for-sale securities: certificates of deposit (1)	162	162	—	—
Trading securities: mutual funds (1)	2,094	2,094	—	—
Foreign currency forward contracts (2)	1,799	—	1,799	—
Total assets measured at fair value	$141,331	$139,532	$1,799	$—
Liabilities:
Foreign currency forward contracts (3)	$8,192	$—	$8,192	$—
Total liabilities measured at fair value	$8,192	$—	$8,192	$—
_________________________

(1)	Included in short-term investments on the Company's consolidated balance sheets.

(2)	Included in prepaid expenses and other current assets on the Company's consolidated balance sheets.

(3)	Included in other accrued liabilities on the Company's consolidated balance sheets.

	As of December 31, 2016
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$17,027	$17,027	$—	$—
Available-for-sale securities: U.S. treasuries (1)	123,838	123,838	—	—
Available-for-sale securities: certificates of deposit (1)	148	148	—	—
Trading securities: mutual funds (1)	1,528	1,528	—	—
Foreign currency forward contracts (2)	8,763	—	8,763	—
Total assets measured at fair value	$151,304	$142,541	$8,763	$—
Liabilities:
Foreign currency forward contracts (3)	$1,705	$—	$1,705	$—
Total liabilities measured at fair value	$1,705	$—	$1,705	$—
_________________________

(1)	Included in short-term investments on the Company's consolidated balance sheets.

(2)	Included in prepaid expenses and other current assets on the Company's consolidated balance sheets.

(3)	Included in other accrued liabilities on the Company's consolidated balance sheets.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company's investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company's foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of December 31, 2017 and 2016, the adjustment for non-performance risk did not have a material impact on the fair value of the Company's foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 13. Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in the consolidated statements of operations. Accrued restructuring and other charges are classified within other accrued liabilities in the consolidated balance sheets.

No significant restructuring and other charges were recognized in fiscal 2017 and the last two quarters of fiscal 2016. Restructuring and other charges recognized in the second fiscal quarter of 2016 related primarily to severance as headcount reductions occurred within the former commercial segment. The headcount reductions were implemented in line with channel shift and changing buying behaviors being experienced for the former commercial business unit products. Restructuring and other charges recognized in the first fiscal quarter of 2016, and the first and second fiscal quarter of 2015 respectively related to actions to resize the former service provider segment and supporting functions. The actions were taken to match the reduced revenue outlook and to concentrate resources on LTE Advanced and long-term profitable accounts. Charges incurred in these periods primarily related to severance, other one-time termination benefits and other associated costs. Amounts attributable to lease contract termination charges will be paid over the remaining lease term until January 2022.

The following table provides a summary of accrued restructuring and other charges activity for the years ended December 31, 2017, 2016 and 2015:

	Employee termination charges	Lease contract termination and other charges	Total
	(In thousands)
Balance as of December 31, 2014	$316	$—	$316
Additions (1)	4,689	1,257	5,946
Cash payments	(4,992)	(4)	(4,996)
Balance as of December 31, 2015	13	1,253	1,266
Additions (1)	3,128	629	3,757
Cash payments	(2,941)	(480)	(3,421)
Adjustments	(194)	—	(194)
Balance as of December 31, 2016	6	1,402	1,408
Additions	—	97	97
Cash payments	—	(370)	(370)
Balance as of December 31, 2017	$6	$1,129	$1,135
_________________________

(1)
Total restructuring and other charges recognized in the Company's consolidated statements of operations for the years ended December 31, 2016 and 2015 included non-cash charges and adjustments, net of $0.3 million and $0.5 million, respectively. These amounts have been excluded from the table above.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14. Subsequent Event

On February 6, 2018, the Company announced that its Board of Directors has unanimously approved the pursuit of a separation of its Arlo business from NETGEAR. The separation is expected to be effected through an initial public offering (“IPO”) of newly issued shares of the common stock of Arlo Technologies, Inc. (“Arlo”), which will hold the Arlo business. The Company expects Arlo to issue less than 20% of its common stock in the IPO, which is expected to be completed in the second half of fiscal 2018, with NETGEAR to retain the remaining interest. The Company currently intends that, following the IPO, it will distribute the shares of Arlo common stock then held by NETGEAR to NETGEAR’s stockholders in a manner generally intended to qualify as tax-free to NETGEAR’s stockholders for U.S. federal income tax purposes. The Company also announced that it expects Matthew McRae to serve as Arlo’s Chief Executive Officer upon the completion of the IPO.

The separation of the Arlo business, including the IPO and distribution, will be subject to market, tax and legal considerations, final approval by the Company’s Board of Directors and other customary requirements. Refer to Item 1A, Risk Factors of Part I of this Annual Report on Form 10-K for various risks and uncertainties associated with the planned separation.

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

	December 31, 2017	October 1, 2017	July 2, 2017	April 2, 2017
Net revenue	$397,057	$355,483	$330,723	$323,657
Gross profit	$104,079	$103,095	$91,936	$96,932
Provision for income taxes	$52,600	$5,767	$5,376	$7,535
Net income (loss)	$(31,934)	$20,794	$14,582	$15,994
Net income (loss) per share—basic	$(1.02)	$0.66	$0.45	$0.49
Net income (loss) per share—diluted	$(1.02)	$0.64	$0.44	$0.47

	December 31, 2016	October 2, 2016	July 3, 2016	April 3, 2016
Net revenue	$367,929	$338,458	$311,655	$310,256
Gross profit	$110,710	$103,122	$97,788	$100,565
Provision for income taxes	$11,754	$9,144	$9,427	$8,893
Net income	$22,109	$21,119	$16,034	$16,589
Net income per share—basic	$0.67	$0.64	$0.49	$0.51
Net income per share—diluted	$0.65	$0.62	$0.48	$0.50

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Except for the implementation of certain internal controls related to the adoption of the new revenue recognition standard (Topic 606), there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The company implemented new controls as part of its effort to adopt Topic 606. The adoption of Topic 606 required the implementation of new accounting processes which changed the company’s internal controls over revenue recognition and financial reporting. We implemented these internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate its adoption. The company has completed the design of these controls and they have been implemented as of January 1, 2018.

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

None.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2018 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2017 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following consolidated financial statements of NETGEAR, Inc. are filed as part of this Annual Report on Form 10-K in Item 8, Financial Statements and Supplementary Data.

(2) Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2017	$1,255	$100	$(98)	$1,257
Year ended December 31, 2016	1,255	60	(60)	1,255
Year ended December 31, 2015	1,255	35	(35)	1,255
Allowance for sales returns and warranty:
Year ended December 31, 2017	$72,026	$172,493	$(148,506)	$96,013
Year ended December 31, 2016	72,609	109,494	(110,077)	72,026
Year ended December 31, 2015	62,376	105,987	(95,754)	72,609
Allowance for price protection:
Year ended December 31, 2017	$4,480	$7,764	$(8,597)	$3,647
Year ended December 31, 2016	2,125	12,239	(9,884)	4,480
Year ended December 31, 2015	1,806	7,467	(7,148)	2,125

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3) Exhibits.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Asset Purchase Agreement, dated as of January 28, 2013, by and among the registrant, NETGEAR Holdings Limited, NETGEAR International Limited, NETGEAR Canada Limited, NETGEAR Australia PTY, LTD, Sierra Wireless, Inc., Sierra Wireless America, Inc. and Sierra Wireless (Australia) PTY LTD	10-K	2/26/2013	10.35
3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1
3.2	Amended and Restated Bylaws of the registrant	10-Q	8/4/2017	3.2
4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1
10.1	Form of Indemnification Agreement for directors and officers	S-1	4/10/2003	10.1
10.2#	2003 Stock Plan and forms of agreements thereunder, as amended	10-K	2/26/2013	10.3
10.3#	2016 Equity Incentive Plan and forms of agreements thereunder	S-8	6/3/2016	99.1
10.4#	2003 Employee Stock Purchase Plan, as amended	S-8	6/3/2016	99.2
10.5#	Amended and Restated 2006 Long-Term Incentive Plan and forms of agreements thereunder	S-8	6/6/2014	4.3
10.6#	NETGEAR, Inc. Deferred Compensation Plan	8-K	4/5/2013	10.1
10.7#	NETGEAR, Inc. Executive Bonus Plan, as amended and restated April 1, 2013	DEF14A	4/16/2013	Appendix A
10.8*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL Logistics Americas, Ltd.	S-1/A	4/21/2003	10.25
10.9*	Distribution Operations Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)	S-1/A	4/21/2003	10.26
10.10*	Distribution Operations Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited	S-1/A	4/21/2003	10.27
10.11	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC	8-K	9/27/2007	10.1
10.11a	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC	10-Q	5/9/2008	10.1
10.11b	Second Amendment to Office Lease, dated June 25, 2015, by and between the registrant and KBSII/Plumeria, LLC	10-K	2/19/2016	10.11B
10.12#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo	S-1	4/10/2003	10.5
10.12a#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick C.S. Lo	10-K	3/4/2009	10.51
10.13#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill	S-1	4/10/2003	10.8
10.13a#	Amendment to Offer Letter, dated December 28, 2008, between the registrant and Mark G. Merrill	10-K	3/4/2009	10.52
10.14#	Employment Agreement, dated October 18, 2002, between the registrant and Michael F. Falcon	S-1	4/10/2003	10.10
10.14a#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon	10-K	3/4/2009	10.49
10.15#	Employment Agreement, dated November 16, 2005, between the registrant and Christine M. Gorjanc	8-K	11/22/2005	10.32
10.15a#	Amendment to Employment Agreement, dated December 31, 2008, between the registrant and Christine M. Gorjanc	10-K	3/4/2009	10.50
10.15b#	Amendment #2 to Employment Agreement, dated September 21, 2009, between the registrant and Christine M. Gorjanc	8-K	9/21/2009	10.1
10.16#	Change of Control and Severance Agreement, dated October 5, 2009, between the registrant and Andrew W. Kim	10-Q	5/6/2014	10.1
10.17#	Employment Agreement, dated July 8, 2013, between the registrant and John P. McHugh	8-K	7/11/2013	10.1
10.18#	Amendment to Employment Agreement, dated December 30, 2008, between the registrant and Michael A. Werdann	10-K	3/4/2009	10.54
10.19#	Second Amendment to Employment Agreement, dated October 1, 2015, between the registrant and Michael A. Werdann	10-K	2/19/2016	10.21
10.20#	Form of Senior Vice President Change of Control and Severance Agreement	10-K	2/24/2017	10.19
21.1	List of subsidiaries and affiliates				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted as to certain portions of this Exhibit.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 16th day of February 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK C.S. LO	Chairman of the Board and Chief Executive Officer	February 16, 2018
Patrick C.S. Lo	(Principal Executive Officer)

/S/ CHRISTINE M. GORJANC	Chief Financial Officer	February 16, 2018
Christine M. Gorjanc	(Principal Financial and Accounting Officer)

/S/ JOCELYN CARTER-MILLER	Director	February 16, 2018
Jocelyn Carter-Miller

/S/ RALPH E. FAISON	Director	February 16, 2018
Ralph E. Faison

/S/ JEF GRAHAM	Director	February 16, 2018
Jef Graham

/S/ GREGORY J. ROSSMANN	Director	February 16, 2018
Gregory J. Rossmann

/S/ BARBARA V. SCHERER	Director	February 16, 2018
Barbara V. Scherer

/S/ JULIE A. SHIMER	Director	February 16, 2018
Julie A. Shimer

/S/ GRADY K. SUMMERS	Director	February 16, 2018
Grady K. Summers

/S/ THOMAS H. WAECHTER	Director	February 16, 2018
Thomas H. Waechter