Form 10-Q
period 2018-04-01
NETGEAR, INC
filed 2018-05-04
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 1, 2018.

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
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 31,551,361 as of April 27, 2018.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	April 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$258,795	$202,870
Short-term investments	127,442	126,926
Accounts receivable, net	317,102	412,798
Inventories	266,345	245,894
Prepaid expenses and other current assets	29,849	27,176
Total current assets	999,533	1,015,664
Property and equipment, net	19,779	20,660
Intangibles, net	22,449	24,988
Goodwill	85,463	85,463
Other non-current assets	85,953	61,789
Total assets	$1,213,177	$1,208,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,371	$111,915
Accrued employee compensation	25,673	27,752
Other accrued liabilities	239,261	222,470
Deferred revenue	30,985	55,284
Income taxes payable	9,866	7,015
Total current liabilities	402,156	424,436
Non-current income taxes payable	32,089	31,544
Other non-current liabilities	23,213	22,099
Total liabilities	457,458	478,079
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	32	31
Additional paid-in capital	615,876	603,137
Accumulated other comprehensive loss	(269)	(851)
Retained earnings	140,080	128,168
Total stockholders’ equity	755,719	730,485
Total liabilities and stockholders’ equity	$1,213,177	$1,208,564
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	April 1, 2018	April 2, 2017
Net revenue	$344,973	$323,657
Cost of revenue	240,468	226,725
Gross profit	104,505	96,932
Operating expenses:
Research and development	28,947	22,683
Sales and marketing	43,658	38,229
General and administrative	16,638	13,194
Separation expense	6,784	—
Restructuring and other charges	(9)	37
Total operating expenses	96,018	74,143
Income from operations	8,487	22,789
Interest income	748	405
Other income (expense), net	(1,252)	335
Income before income taxes	7,983	23,529
Provision for income taxes	2,393	7,535
Net income	$5,590	$15,994
Net income per share:
Basic	$0.18	$0.49
Diluted	$0.17	$0.47
Weighted average shares used to compute net income per share:
Basic	31,427	32,944
Diluted	32,660	34,136
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	April 1, 2018	April 2, 2017
Net income	$5,590	$15,994
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on derivative instruments	692	(1,697)
Unrealized losses on available-for-sale securities	(38)	(55)
Other comprehensive income (loss), before tax	654	(1,752)
Tax benefit (provision) related to derivative instruments	(61)	196
Tax benefit (provision) related to available-for-sale securities	(11)	20
Other comprehensive income (loss), net of tax	582	(1,536)
Comprehensive income	$6,172	$14,458
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 1, 2018	April 2, 2017
Cash flows from operating activities:
Net income	$5,590	$15,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,887	7,866
Purchase premium amortization/discount accretion on investments, net	(107)	64
Stock-based compensation	8,150	5,128
Impairment charges on investment	1,400	—
Deferred income taxes	(631)	468
Changes in assets and liabilities
Accounts receivable	101,809	48,585
Inventories	(22,819)	(19,964)
Prepaid expenses and other assets	(3,725)	3,508
Accounts payable	(14,994)	(22,106)
Accrued employee compensation	(2,079)	(12,582)
Other accrued liabilities	(27,434)	(20,302)
Deferred revenue	2,552	(2,722)
Income taxes payable	3,397	5,324
Net cash provided by operating activities	56,996	9,261
Cash flows from investing activities:
Purchases of short-term investments	(35,166)	(33,917)
Proceeds from maturities of short-term investments	34,907	33,894
Purchases of property and equipment	(3,185)	(3,434)
Purchases of investments	—	(1,400)
Payments made in connection with business acquisition, net of cash acquired	—	(737)
Net cash used in investing activities	(3,444)	(5,594)
Cash flows from financing activities:
Repurchases of common stock	—	(11,631)
Restricted stock unit withholdings	(2,271)	(1,936)
Proceeds from exercise of stock options	1,912	2,438
Proceeds from issuance of common stock under employee stock purchase plan	2,732	2,662
Net cash provided by (used in) financing activities	2,373	(8,467)
Net increase (decrease) in cash and cash equivalents	55,925	(4,800)
Cash and cash equivalents, at beginning of period	202,870	240,468
Cash and cash equivalents, at end of period	$258,795	$235,668
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2017 has been derived from audited financial statements at such date. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations, comprehensive income and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three months ended April 1, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period.

Planned Separation of Arlo Business

On February 6, 2018, the Company announced that its Board of Directors had unanimously approved the pursuit of a separation of its Arlo business from NETGEAR (the “Separation”). The Separation is expected to be effected through an initial public offering (“IPO”) of newly issued shares of the common stock of Arlo Technologies, Inc. (“Arlo”), which will hold the Arlo business. The Company expects Arlo to issue less than 20% of its common stock in the IPO, which is expected to be completed in the second half of fiscal 2018, with NETGEAR to retain the remaining interest. The Company currently intends that, following the IPO, it will complete the Separation by distributing the shares of Arlo common stock then held by NETGEAR to NETGEAR’s stockholders in a manner generally intended to qualify as tax-free to NETGEAR’s stockholders for U.S. federal income tax purposes (the “Distribution”). The Company also announced that it expects Matthew McRae, its Senior Vice President of Strategy, to serve as Arlo’s Chief Executive Officer upon the completion of the IPO. In April 2018, the Company confidentially submitted a draft registration statement on Form S-1 to the U.S. Securities and Exchange Commission relating to the proposed IPO.

The Separation, including the IPO and the Distribution, will be subject to market, tax and legal considerations, final approval by the Company’s Board of Directors and other customary requirements. This Quarterly Report on Form 10-Q does not constitute an offer to sell or a solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.	Summary of Significant Accounting Policies

The Company's significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Refer to Note 3. Revenue Recognition, for the updated accounting policy of revenue recognition upon the adoption of ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606) as of January 1, 2018.

Recent accounting pronouncements

Accounting Pronouncements Recently Adopted

ASU 2014-09

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). The revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("ASC 605") is superseded by Topic 606 ("ASC 606"). ASC 606 requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, the Company adopted ASC 606 and applied this guidance to all open contracts at the date of adoption using the modified retrospective method. Refer to Note 3. Revenue Recognition, for further details.

ASU 2016-01

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities" (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income. This guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. This guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted the guidance effectively January 1, 2018. The adoption did not have a material impact to the Company. The Company believes the most significant impact will be that the adoption of the new guidance could increase the volatility of its Other income (expense), net, as a result of the re-measurement of its equity investments without readily determinable fair values upon the occurrence of observable price changes and impairments.

ASU 2016-16

In October 2016, the FASB issued ASU 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory" (Topic 740), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. ASU 2016-16 is effective for the Company in the first fiscal quarter of 2018 and early adoption is permitted. The Company adopted the new standard effectively January 1, 2018. Upon adoption, the Company has recorded a deferred tax asset of $21.1 million resulting from differences in the tax basis of assets and the consolidated book basis of assets resulting from intra-entity transfers of intangible assets. The recognition of the deferred tax asset results in an increase to retained earnings upon adoption. Further, the Company estimates that adoption of the standard will increase tax expense by an approximate $1.3 million in 2018, but fluctuate over time due to different lives of the intangibles. There is no material impact on the Company's cash flows.

ASU 2017-12

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities" (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance, ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness and ease the reporting on hedge ineffectiveness. ASU 2017-12 is effective for the Company in the first fiscal quarter of 2019 and early adoption is permitted. Entities should apply the guidance to existing cash flow and net investment hedge relationships using a

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings on the date of adoption. The guidance also provides transition relief to make it easier for entities to apply certain amendments to existing hedges where the hedge documentation needs to be modified. The Company early adopted the new guidance effectively January 1, 2018. The adoption did not impact opening retained earnings or have a material impact on the Company's consolidated financial statements. Additionally, upon adoption, the Company simplified its hedge accounting application by electing to include time value on currency cash flow hedge relationships prospectively.

ASU 2018-02

In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which permits companies to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. ASU 2018-02 is effective for the Company in the first fiscal quarter of 2019 and early adoption is permitted. Entities have the option to reclassify these amounts rather than require reclassification and also have the option to apply the guidance retrospectively or at the beginning of the period of adoption. The Company early adopted the new guidance effectively January 1, 2018. Upon adoption, the Company has recognized immaterial adjustments to retained earnings at the beginning of the period of adoption.

Accounting Pronouncements Not Yet Effective

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning in the first fiscal quarter of 2020 and early adoption is permitted. The Company continues to assess the potential impact of the new guidance, but does not expect it to have material impacts on its financial position, results of operations or cash flows.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company's financial position, results of operations and cash flows.

Note 3.	Revenue Recognition

Adoption of ASC 606

On January 1, 2018, the Company adopted ASC 606 and applied this guidance to all open contracts at the date of adoption using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods (ASC 605). The adoption did not have a material impact to the nature and timing of its revenues, results of operations, cash flows and statement of financial position.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The majority of sales revenue continues to be recognized when control of the product transfers to customer upon shipment or delivery. The primary impact of adopting ASC 606 relates to the establishment of liability estimates for channel rebates and discounts upon revenue recognition on the basis of customary business practice. Under ASC 606, the Company is required to estimate for rebates and discounts ahead of commitment date if customary business practice creates an implied expectation that such activities will occur in the future. The Company utilizes channel rebates and discounts to stimulate end user demand. Consequently, this change in guidance results in an adjustment to the statement of financial position to accelerate the recording of a liability for yet to be committed channel marketing rebates and discounts upon adoption. Further, under ASC 606, deferred revenue balances are to be booked at an amount that reflects only the amounts expected to be received for future obligations. As such, an adjustment was made to allocate variable consideration to deferred revenue. Additionally, the balance sheet presentation of certain reserve balances previously shown net within accounts receivable are now presented as refund liabilities within current liabilities and deferrals for undelivered shipments with destination shipping terms are now removed from receivables and deferred revenue.

The following table summarizes the changes made to the unaudited condensed consolidated balance sheets of December 31, 2017 for the adoption of ASC 606:

	As of	Adjustments	As of
	December 31, 2017		January 1, 2018
	(In thousands)
Assets:
Accounts receivable, net	$412,798	$6,113	$418,911
Inventories	$245,894	$(2,368)	$243,526
Other non-current assets	$61,789	$4,344	$66,133

Liabilities:
Accounts payable	$111,915	$(156)	$111,759
Other accrued liabilities	$222,470	$45,481	$267,951
Deferred revenue	$55,284	$(25,181)	$30,103
Income taxes payable	$7,015	$724	$7,739
Other non-current liabilities	$22,099	$(276)	$21,823

Stockholders’ equity:
Retained earnings	$128,168	$(12,503)	$115,665

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited consolidated balance sheets as of April 1, 2018:

	As reported	Adjustments	Balance without adoption of ASC 606
	(In thousands)
Assets
Accounts receivable, net	$317,102	$(13,258)	$303,844
Inventories	$266,345	$2,166	$268,511
Other non-current assets	$85,953	$(4,504)	$81,449

Liabilities:
Accounts payable	$96,371	$286	$96,657
Other accrued liabilities	$239,261	$(48,671)	$190,590
Deferred revenue	$30,985	$18,825	$49,810
Income taxes payable	$9,866	$(528)	$9,338
Other non-current liabilities	$23,213	$273	$23,486

Stockholders’ equity:
Retained earnings	$140,080	$14,219	$154,299

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited consolidated statement of operations for the three months ended April 1, 2018:

	As reported	Adjustments	Balance without adoption of ASC 606
	(In thousands)
Net revenue	$344,973	$2,273	$347,246
Cost of revenue	$240,468	$203	$240,671
Gross profit	$104,505	$2,070	$106,575
Provision for income taxes	$2,393	$357	$2,750
Net income	$5,590	$1,713	$7,303

Revenue Recognition Accounting Policy

Revenue Recognition

Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration, the Company expects to be entitled to in exchange for those goods or services.

The majority of revenue comes from product sales, consisting of sales of Arlo, Connected Home and Small and Medium Business ("SMB") hardware products to customers (retailers, distributors and service providers). Revenue is recognized at a point in time when control of the good is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. The amount recognized reflects the consideration the Company expects to be entitled to in exchange for the transferred goods.

The Company sells subscription paid services, such as to its Arlo end user customers where it provides customers access to its cloud services. Revenue for subscription sales is generally recognized over time on a ratable basis over the contract term

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

beginning on the date that the service is made available to the customers at time of registration. The subscription contracts are generally for 30 days or 12 months in length, billed in advance. All such service or support sales are typically recognized using an output measure of progress looking at time elapsed as the contracts generally provide the customer equal benefit throughout the contract period. In addition to selling paid subscriptions, the Company also sells services bundled with hardware systems and accounts for these sales in line with the multiple performance obligations guidance.

Revenue from all sales types is recognized at transaction price, the amount the Company expects to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives and price protection related to current period product revenue. In determining estimates for future returns, management analyzes historical data, channel inventory levels, current economic trends and changes in customer demand for the Company's products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and through estimating future expenditure based upon historical customary business practice. Typically variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that are planned and controlled by the Company. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

Contracts with Multiple Performance Obligations

Some of the Company's contracts with customers contain multiple promised goods or services. Such contracts include hardware with bundled services, networking hardware with embedded software, various software subscription services, and support. For these contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be considered distinct if both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. The embedded software on most of the hardware products is not considered distinct and therefore the combined hardware and incidental software is treated as one performance obligation and recognized at the point in time when control of product transfers to the customer. Service that is included with certain hardware products, mainly Arlo systems, is considered distinct and therefore the hardware and service are treated as separate performance obligations.

After identifying the separate performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are generally determined based on the prices charged to customers or using an adjusted market assessment. For Arlo systems, standalone selling price of the hardware is directly observable from add-on camera and base station sales. Standalone selling price of the service is estimated using an adjusted market approach.

Revenue is then recognized for each distinct performance obligation as control is transferred to the customer. In general, the hardware is recognized at time of shipping or delivery, while services and support are delivered over the stated service or support period or the estimated useful life. For Arlo systems, the hardware is recognized at the time control of the product transfers to the customer and the transaction price allocated to service is recognized over the estimated useful life of the system, beginning when the customer is expected to activate their account. Useful life of the systems is determined by industry norms, frequency of new model releases, and user history.

Warranties

Hardware products regularly include warranties to the end customers that consist of bug fixes, minor updates such that the product continues to function according to published specs in a dynamic environment, and phone support. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations in the arrangement. Instead, the expected cost of warranty is accrued as expense in accordance with authoritative guidance. Extended warranties are sold separately and include additional support services. The transaction price for extended warranties is accounted for as service revenue and recognized over the life of the contract.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Shipping and Handling

Shipping and handling fees billed to customers are included in Net revenue. Shipping and handling costs associated with inbound freight are included in Cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in net revenue. Shipping and handling costs associated with outbound freight are included in Sales and marketing expenses. The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

Shipping and handling costs associated with outbound freight totaled $2.7 million and $2.3 million for the three months ended April 1, 2018 and April 2, 2017, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performances obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities and non-cancellable backlog. Non-cancellable backlog includes goods and services for which customer purchase orders have been accepted that are scheduled or in the process of being scheduled for shipment.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of April 1, 2018:

	1 year	2 years	Greater than 2 years	Total
Performance obligations	$81,371	$10,340	$6,879	$98,590

Contract Costs

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing and general and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as noncurrent based on the original amortization period of over one year. As of April 1, 2018 deferred commissions were not significant.

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as Deferred revenue on the unaudited condensed consolidated balance sheets.

Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

The following table reflects the changes in contract balances for the three months ended April 1, 2018:

	Balance Sheet Location	April 1, 2018	January 1, 2018(*)	$ change	% change
		(In thousands)
Accounts Receivable, net	Accounts receivable, net	$317,102	$418,911	$(101,809)	(24.3)%
Contract liabilities - current	Deferred revenue	$30,985	$30,103	$882	2.9%
Contract liabilities - non-current	Other non-current liabilities	$15,509	$13,839	$1,670	12.1%
_________________________
* Includes the adjustments made to all open contracts at the date of ASC 606 adoption using the modified retrospective method.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the three months ended April 1, 2018, contract liabilities increased primarily as a result of increased sales of products containing multiple performance obligations, where cash payments are received or due in advance of satisfying the service related performance obligation.

During the three months ended April 1, 2018, $13.5 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue. During the three months, $10.8 million of revenue was recognized for the satisfaction of performance obligations over time. $9.4 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

In the following table, net revenue is disaggregated by geographic region and sales channel. The Company conducts business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific ("APAC"). The table also includes a reconciliation of the disaggregated revenue by reportable segment. The Company operates and reports in three segments: Arlo, Connected Home, and Small and Medium Business ("SMB"). Sales and usage-based taxes are excluded from net revenue.

	Three Months Ended
	April 1, 2018				April 2, 2017 (*)
	Arlo	Connected Home	SMB	Total	Arlo	Connected Home	SMB	Total
	(In thousands)
Geographic regions:
Americas	$71,000	$131,604	$31,016	$233,620	$42,672	$136,204	$32,753	$211,629
EMEA	18,741	21,428	26,460	66,629	12,470	22,002	23,973	58,445
APAC	6,468	24,749	13,507	$44,724	$5,570	$36,155	$11,858	$53,583
Total net revenue	$96,209	$177,781	$70,983	$344,973	$60,712	$194,361	$68,584	$323,657
Sales channels:
Service provider	$8,387	$41,797	$1,063	$51,247	$1,977	$53,193	$790	$55,960
Non-service provider	87,822	135,984	69,920	293,726	$58,735	$141,168	$67,794	267,697
Total net revenue	$96,209	$177,781	$70,983	$344,973	$60,712	$194,361	$68,584	$323,657
_________________________
* As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Note 4.	Business Acquisition
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

Note 5.	Balance Sheet Components

Available-for-sale short-term investments

	As of
	April 1, 2018				December 31, 2017
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$125,184	$—	$(184)	$125,000	$124,816	$—	$(146)	$124,670
Certificates of deposit	161	—	—	161	162	—	—	162
Total	$125,345	$—	$(184)	$125,161	$124,978	$—	$(146)	$124,832

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity investments without readily determinable fair values

As noted above, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities" on January 1, 2018. The Company's equity investments without determinable fair values was $3.1 million as of April 1, 2018 and $4.5 million as of December 31, 2017, and are included in Other non-current assets in the unaudited condensed consolidated balance sheets. The Company does not have a controlling interest or the ability to exercise significant influence over these investees and these investments do not have readily determinable fair values. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in Other income (expense), net in the unaudited condensed consolidated statements of operations. $1.4 million of impairments was recognized during the three months ended April 1, 2018 and there were no impairments recognized during the three months ended April 2, 2017.

Accounts receivable, net

	As of
	April 1, 2018		December 31, 2017
	(In thousands)
Gross accounts receivable	$318,358		$437,891
Allowance for doubtful accounts	(1,256)		(1,257)
Allowance for sales returns	—	*	(20,189)
Allowance for price protection	—	*	(3,647)
Total allowances	(1,256)		(25,093)
Total accounts receivable, net	$317,102		$412,798
_________________________
* Upon adoption of ASC 606, allowances for sales returns and price protection were reclassified to current liabilities as these reserve balances are considered refund liabilities. Refer to Note 3. Revenue Recognition, for additional information on the adoption impact.

Inventories

	As of
	April 1, 2018	December 31, 2017
	(In thousands)
Raw materials	$3,982	$4,465
Work in process	3	—
Finished goods	262,360	241,429
Total inventories	$266,345	$245,894

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

	As of
	April 1, 2018	December 31, 2017
	(In thousands)
Computer equipment	$10,135	$10,114
Furniture, fixtures and leasehold improvements	21,452	21,640
Software	29,193	28,997
Machinery and equipment	63,422	62,490
Total property and equipment, gross	124,202	123,241
Accumulated depreciation and amortization	(104,423)	(102,581)
Total property and equipment, net	$19,779	$20,660

Depreciation and amortization expense pertaining to property and equipment was $3.3 million for the three months ended April 1, 2018 and $3.4 million for the three months ended April 2, 2017.

Intangibles, net

	As of April 1, 2018			As of December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$66,599	$(62,724)	$3,875	$66,599	$(62,172)	$4,427
Customer contracts and relationships	56,500	(39,186)	17,314	56,500	(37,430)	19,070
Other	11,045	(9,785)	1,260	11,045	(9,554)	1,491
Total intangibles, net	$134,144	$(111,695)	$22,449	$134,144	$(109,156)	$24,988

Amortization of intangibles was $2.5 million for the three months ended April 1, 2018 and $4.5 million for the three months ended April 2, 2017.

As of April 1, 2018, estimated amortization expense related to finite-lived intangibles for the remaining years is as follows (in thousands):

2018 (remaining nine months)	$6,857
2019	7,544
2020	6,622
2021	1,413
2022	13
Total estimated amortization expense	$22,449

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other non-current assets

	As of
	April 1, 2018	December 31, 2017
	(In thousands)
Non-current deferred income taxes	$74,754	$49,468
Other	11,199	12,321
Total other non-current assets	$85,953	$61,789

Other accrued liabilities

	As of
	April 1, 2018		December 31, 2017
	(In thousands)
Sales and marketing	$95,299		$96,153
Warranty obligation	18,978	*	75,824
Sales returns	73,562	*	—
Freight	7,790		10,567
Other	43,632		39,926
Total other accrued liabilities	$239,261		$222,470
_________________________
* Upon adoption of ASC 606 on January 1, 2018, certain warranty reserve balances totaling $57.9 million were reclassified to sales returns as these liabilities are payable to the Company's customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

Note 6.	Derivative Financial Instruments

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

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, materiality, accounting considerations or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheets at fair value. Cash flow hedge gains and losses are recorded in other comprehensive income

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

("OCI") until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in Other income (expense), net in the unaudited condensed consolidated statements of operations.

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of April 1, 2018 and December 31, 2017 are summarized as follows:

Derivative Assets	Balance Sheet Location	April 1, 2018	December 31, 2017	Balance Sheet Location	April 1, 2018	December 31, 2017
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$846	$1,314	Other accrued liabilities	$3,374	$7,128
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	9	485	Other accrued liabilities	59	1,064
Total		$855	$1,799		$3,433	$8,192

Refer to Note 13, Fair Value Measurements, in Notes to Unaudited Condensed Consolidated Financial Statements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis in the unaudited condensed consolidated balance sheets.

The following tables set forth the offsetting of derivative assets as of April 1, 2018 and December 31, 2017:

As of April 1, 2018				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
JP Morgan	$28	$—	$28	$(10)	$—	$18
Bank of America	541	—	541	(541)	—	—
Wells Fargo	286	—	286	(286)	—	—
Total	$855	$—	$855	$(837)	$—	$18

As of December 31, 2017				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$1,664	$—	$1,664	$(1,664)	$—	$—
Wells Fargo	135	—	135	(135)	—	—
Total	$1,799	$—	$1,799	$(1,799)	$—	$—

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative liabilities as of April 1, 2018 and December 31, 2017:

As of April 1, 2018				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
JP Morgan	$10	$—	$10	$(10)	$—	$—
Bank of America	2,500	—	2,500	(541)	—	1,959
Wells Fargo	923	—	923	(286)	—	637
Total	$3,433	$—	$3,433	$(837)	$—	$2,596

As of December 31, 2017				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$7,815	$—	$7,815	$(1,664)	$—	$6,151
Wells Fargo	377	—	377	(135)	—	242
Total	$8,192	$—	$8,192	$(1,799)	$—	$6,393

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure less than eleven months. The Company enters into about ten forward contracts per quarter with an average size of approximately $7.0 million USD equivalent related to its cash flow hedging program.

The effects of the Company's cash flow hedges on the unaudited condensed statements of operations for the three months ended April 1, 2018 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Three Months Ended April 1, 2018
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$344,973	$240,468	$28,947	$43,658	$16,638
Gains (losses) on cash flow hedge	$(2,568)	$6	$99	$230	$41

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. OCI associated with cash flow hedges of foreign currency revenue is recognized as a component of net revenue in the same period the related revenue is recognized. OCI associated with cash flow hedges of foreign currency costs of revenue and operating expenses are recognized as a component of cost of revenue and operating expenses in the same period and in the same statements of operations line item as the related costs of revenue and operating expenses are recognized.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through Other income (expense), net. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the three months ended April 1, 2018 and April 2, 2017.

The pre-tax effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three months ended April 1, 2018 and April 2, 2017 are summarized as follows:

Derivatives Designated as Hedging Instruments	Three Months Ended April 1, 2018
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(1,500)	Net revenue	$(2,568)
Foreign currency forward contracts	—	Cost of revenue	6
Foreign currency forward contracts	—	Research and development	99
Foreign currency forward contracts	—	Sales and marketing	230
Foreign currency forward contracts	—	General and administrative	41
Total	$(1,500)		$(2,192)
_________________________
(1) Refer to Note 10, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Three Months Ended April 2, 2017
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(117)	Net revenue	$2,035
Foreign currency forward contracts	—	Cost of revenue	(13)
Foreign currency forward contracts	—	Research and development	(19)
Foreign currency forward contracts	—	Sales and marketing	(364)
Foreign currency forward contracts	—	General and administrative	(59)
Total	$(117)		$1,580
_______________________
(1) Refer to Note 10, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

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

The effects of the Company’s non-designated hedge included in Other income (expense), net in the unaudited condensed consolidated statements of operations for the three months ended April 1, 2018 and April 2, 2017 are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended
		April 1, 2018	April 2, 2017
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(2,408)	$(1,353)

Note 7.	Net Income Per Share

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
Net income per share for the three months ended April 1, 2018 and April 2, 2017 are as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands, except per share data)
Numerator:
Net income	$5,590	$15,994

Denominator:
Weighted average common shares - basic	31,427	32,944
Potentially dilutive common share equivalent	1,233	1,192
Weighted average common shares - dilutive	32,660	34,136

Basic net income per share	$0.18	$0.49
Diluted net income per share	$0.17	$0.47

Anti-dilutive employee stock-based awards, excluded	773	70

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.	Income Taxes

The income tax provision for the three months ended April 1, 2018 and April 2, 2017, was $2.4 million, or an effective tax rate of 30.0%, and $7.5 million, or an effective tax rate of 32.0%, respectively. The decrease in the effective tax rate for the three months ended April 1, 2018, compared to the three months ended April 2, 2017, resulted primarily from a decrease in the federal statutory rate of 35% to 21% effective as of January 1, 2018. This was offset by certain nondeductible expenses transaction costs resulting from the planned separation of the Arlo segment and the establishment of a valuation allowance for a capital loss where tax benefit is not assured. Additionally, tax expense was lower in the three months ended April 1, 2018 due to lower pre-tax earnings compared to the three months ended April 2, 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act reduced the U.S. statutory rate from 35% to 21% effective as of January 1, 2018. In addition, certain new complex tax rules related to the taxation of foreign earnings (Global Intangible Low-Taxed Income, Foreign Derived Intangible Income and Base Erosion and Anti-abuse Tax) became effective as of January 1, 2018. Based on information available to date, the Company has evaluated these provisions and estimate that there is no material impact on its income tax provision for the quarter ended April 1, 2018.

In the year ended December 31, 2017, the Company recorded the effects of a reduction in tax rates from 35% to 21% on its deferred tax assets and liabilities and to record a one-time transition tax. After the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has calculated an estimate of the impact of the Tax Act in its tax provision for the period ending December 31, 2017 in accordance with its understanding of the Tax Act and guidance available as of the date of the filing of Form 10-K and as a result recorded $48.3 million as additional income tax expense in the fourth fiscal quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $26.6 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $21.7 million. The Company has reviewed these amounts based on additional guidance available and has not changed its estimates.

In accordance with SAB 118, the Company has determined that the $21.7 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. The Company has reviewed these amounts based on additional guidance available and has not changed its estimates.

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of April 1, 2018, the Company had approximately $147.2 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Warranty Obligation
Changes in the Company’s warranty obligation, which is included in Other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows:

	Three Months Ended
	April 1, 2018		April 2, 2017
	(In thousands)
Balance as of beginning of the period	$75,824		$58,520
Reclassified to sales returns upon adoption of ASC 606	(57,860)	*	—
Provision for warranty obligation made during the period	2,058		26,753
Settlements made during the period	(1,044)		(28,937)
Balance at end of period	$18,978		$56,336
________________________
* Upon adoption of ASC 606 on January 1, 2018, certain warranty reserve balances totaling $57.9 million were reclassified to sales returns as these liabilities are payable to the Company's customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 1, 2018.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 1, 2018.

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Chief Operations Officer) and up to 26 weeks (for other key executives). Such employees will also continue to have equity awards vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of April 1, 2018.

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

Ericsson appealed the PTAB’s Broadcom IPR decision to the Federal Circuit and also requested that the PTAB reconsider its decision. The PTAB denied Ericsson’s request for reconsideration. On appeal to the Federal Circuit, Ericsson argued that the PTAB’s determination that Broadcom had timely filed its IPR petitions was improper, as it was in privity with the defendants, and that the PTAB should not have invalidated the claims of the '625 Patent, the '568 Patent, and '215 Patent. The Federal Circuit upheld the invalidity of the patents’ claims, as previously determined by the PTAB, and ruled that Ericsson could not appeal the timeliness of Broadcom’s IPR petitions. Ericsson petitioned the Federal Circuit for an en banc rehearing of the Federal Circuit's panel decision that Broadcom was timely in bringing its IPRs, and the Federal Circuit agreed to the en banc rehearing. On January 8, 2018, the Federal Circuit sitting en banc ruled that the timeliness of Broadcom’s IPR petitions was an appealable issue. Following this en banc decision finding that PTAB decisions on privity are appealable, on April 20, 2018, the original three judge panel upheld its prior finding of invalidity. The panel found that Broadcom was not in privity with the defendants in the district court case, and, therefore, Broadcom had timely filed its IPR petitions. Ericsson can attempt to appeal this decision to the Supreme Court. The present status of the case continues to be that the Company does not infringe any valid Ericsson patent.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

With respect to 2008 through 2010, the Company filed its appeal briefs with the Provincial Tax Court in October 2015 and the hearing for the validity of the tax assessments was held on April 21, 2016. A decision favorable to the Company was issued on May 12, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court. The Company filed its counter brief on February 5, 2017. The hearing has been scheduled for May 21, 2018.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On December 3, 2015, the Company filed with the Court a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On December 23, 2015, CMS filed its response to the Company’s motion to transfer, and, on January 8, 2016, the Company filed its reply brief in support of its motion to transfer venue. On January 15, 2016, the Court granted the Company’s motion to transfer venue to the District Court for the Northern District of California. The initial case management conference in the Northern District of California occurred on May 13, 2016, and on August 19, 2016, the parties exchanged preliminary claim constructions and extrinsic evidence. On August 26, 2016, the Company and three defendants in other Northern District of California CMS cases (Juniper Networks, Inc., Ruckus Wireless, Inc., and Fortinet, Inc.) submitted motions to stay their cases. The defendants in part argued that stays were appropriate pending the resolution of the currently-pending IPRs of the patents-in-suit before the Patent Trial and Appeal Board (PTAB), including four IPR Petitions filed by Juniper. On September 9, 2016, CMS submitted its opposition to the motions to stay the cases. On September 26, 2016, the Court ordered the cases stayed in their entirety, until the PTAB reaches institution decisions with respect to Juniper’s four pending IPR petitions. Juniper’s four IPR petitions were instituted by the PTAB in January 2017, and the Company subsequently moved to join the IPR petitions as an “understudy” to Juniper, only assuming a more active role in the petitions in the event Juniper settles with CMS. For all four patents in suit against the Company, the PTAB ordered that (a) the Petitioners’ (the Company, Ruckus, and Brocade) Motion for Joinder to the Juniper IPRs is granted; (b) the Petitioners IPRs are instituted on the same grounds as in the Juniper ‘IPRs and Petitioners are joined with the Juniper IPRs; and (c) all further filings by Petitioners in the joined proceedings will be in the Juniper IPRs. On December 21, 2017, the PTAB issued the first of the four Final Written Decisions in the IPRs filed by the Company on the patents in suit, ruling that the claims of the ‘107 Patent asserted by Chrimar were invalid. This was quickly followed by two more Final Written Decisions -- on January 3, 2018, the ’838 patent’s asserted claims were ruled invalid, and on January 23, 2018 the ‘012 patent’s asserted claims were ruled invalid. Chrimar has 30 days from each Final Written Decision to seek a rehearing at the PTAB and 63 days from each to file an appeal. On April 26, 2018, the PTAB issued its decision invalidating all of the claims of the ‘760 patent challenged in the IPR. The PTAB’s reasoning was similar to the reasoning set forth in the PTAB’s previous decisions on the 012, 107 and 838 patents. The ‘760 patent claims were, however, amended by Chrimar during the pendency of the ‘760 IPR, and the PTAB did not rule on the validity of the amended claims, as they were not challenged in the original IPR Petitions (they couldn’t have been because the Chrimar amendments had not yet happened). Chrimar will appeal the PTAB IPR invalidation decisions of the patents in suit, and the Company is considering its options in responding to the Chrimar appeals.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On August 28, 2017, the Company submitted its initial disclosures to the plaintiff. The initial scheduling conference was on October 2, 2017, and the Court set five day jury trial for March 19, 2019 for the leading Vivato/D-Link case, meaning the Company’s trial date will be at some point after March 19, 2019. Discovery in this case is ongoing.

On March 20, 2018, the Company and other defendants in the various Vivato cases moved the Court to stay the case pending various IPRs filed on all of the patents in suit. Every asserted claim of all three patents-in-suit is now subject to challenge in IPRs that are pending before the U.S. Patent and Trial Appeal Board (“PTAB”). In particular, the Company, Belkin, and Ruckus are filing one set of IPRs on the three patents in suit; Cisco is filing another set of independent IPRs on the three patents in suit; and Aruba is filing yet another set of independent IPRs on the three patents in suit.

On April 11, 2018, the Court granted the motion to stay. The Court called it tentative, but that descriptor will likely drop as soon as the Company and other defendants file the IPRs in early May 2018.

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

On February 27, 2018, Hera Wireless identified the accused products and the asserted claims, alleging that any 802.11n compliant product infringes, and identified only the Company’s Orbi and WND930 products with particularity. Hera Wireless’ infringement contentions were submitted on April 28, 2018. Discovery is ongoing.

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

On February 19, 2018, MyMail submitted its list of accused products. Most Arlo-branded products and the Company’s router products were listed. MyMail’s initial infringement contentions were submitted on April 20, 2018. Discovery is ongoing.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Sassine v. NETGEAR, Inc.

On March 23, 2018, the Company was sued in the Northern District of California. The plaintiff, Michel Sassine, purportedly represents a nationwide class of customers that were injured when the Company’s ReadyCLOUD service allegedly had a service incident in March 2017 that deleted data that certain customers had stored on ReadyNAS storage devices. The complaint alleges that the Company: (a) failed to appropriately notify customers or take steps that would allow recovery of lost data, (b) violated Unfair Competition Laws, (c) breached its warranties, and (d) breached its contracts with customers.

The Company was served with the complaint on April 3, 2018, received an extension to answer and has not yet answered the complaint.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Photonic Imaging v. NETGEAR, Inc.

On April 2, 2018, the Company was sued for patent infringement in the District Court of Delaware by Photonic Imaging Solutions Inc. The complaint alleges that NETGEAR’s Arlo-branded camera products infringe U.S. Patent Nos. 6,184,055 (the “’055 Patent”) entitled “CMOS Image Sensor with Equivalent Potential Diode and Method for Fabricating the Same”; 6,563,187 (the “’187 Patent”) entitled “CMOS Image Sensor Integrated Together with Memory Device”; 6,949,388 (the “’388 Patent”) entitled “CMOS Image Sensor Integrated Together with Memory Device”; and 7,113,203 (the “’203 Patent”) entitled “Method and System for Single-Chip Camera”. The technology-at-issue is CMOS sensors used by Omnivision (“OV”) - in particular, the OV9712 CMOS image sensor. The Asserted Patents are original Hynix Semiconductor Inc. patents and have changed ownership a few times over the years.

The Company was served with the complaint on April 12, 2018 and has not yet answered the complaint.

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

Note 10.	Stockholders' Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the price of the Company’s common stock. As of April 1, 2018, 2.0 million shares remained authorized for repurchase under the repurchase program. The Company did not repurchase any shares of common stock under the authorizations during the three months ended April 1, 2018. The Company repurchased, reported based on trade date, 0.2 million shares of common stock at a cost of $11.6 million under the repurchase authorization during the three months ended April 2, 2017.

The Company repurchased, as reported based on trade date, approximately 38,000 shares of common stock at a cost of $2.3 million to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended April 1, 2018. Similarly, during the three months ended April 2, 2017, the Company repurchased, as reported based on trade date, approximately 38,000 shares of common stock at a cost of $1.9 million to facilitate tax withholding for RSUs.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component for the three months ended April 1, 2018 and April 2, 2017:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2017	$(146)	$(838)	$133	$(851)
Other comprehensive income (loss) before reclassifications	(38)	(1,500)	388	(1,150)
Less: Amount reclassified from accumulated other comprehensive income	—	(2,192)	460	(1,732)
Net current period other comprehensive income (loss)	(38)	692	(72)	582
Balance as of April 1, 2018	$(184)	$(146)	$61	$(269)

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2016	$(31)	$2,230	$(261)	$1,938
Other comprehensive loss before reclassifications	(55)	(117)	(337)	(509)
Less: Amount reclassified from accumulated other comprehensive income	—	1,580	(553)	1,027
Net current period other comprehensive income (loss)	(55)	(1,697)	216	(1,536)
Balance as of April 2, 2017	$(86)	$533	$(45)	$402

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three months ended April 1, 2018 and April 2, 2017:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended April 1, 2018
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$(2,568)	Net revenue
Foreign currency forward contracts	6	Cost of revenue
Foreign currency forward contracts	99	Research and development
Foreign currency forward contracts	230	Sales and marketing
Foreign currency forward contracts	41	General and administrative
	(2,192)	Total before tax
	460	Tax impact
	$(1,732)	Total, net of tax

Details about Accumulated Other Comprehensive Income Components	Three Months Ended April 2, 2017
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$2,035	Net revenue
Foreign currency forward contracts	(13)	Cost of revenue
Foreign currency forward contracts	(19)	Research and development
Foreign currency forward contracts	(364)	Sales and marketing
Foreign currency forward contracts	(59)	General and administrative
	1,580	Total before tax
	(553)	Tax impact
	$1,027	Total, net of tax

Note 11.	Employee Benefit Plans

The Company grants options and RSUs under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Award vesting periods for this plan are generally four years. As of April 1, 2018, approximately 0.6 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. As of April 1, 2018, approximately 0.8 million shares were available for issuance under the ESPP.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity

Stock option activity during the three months ended April 1, 2018 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2017	1,879	$34.08
Granted	348	70.15
Exercised	(73)	25.56
Cancelled	—	—
Expired	(5)	20.07
Outstanding as of April 1, 2018	2,149	$40.25

RSU Activity

RSU activity during the three months ended April 1, 2018 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2017	1,130	$43.22
Granted	608	70.15
Vested	(109)	41.09
Cancelled	(12)	49.67
Outstanding as of April 1, 2018	1,617	$53.44

Valuation and Expense Information
The Company measures stock-based compensation at the grant date based on the estimated fair value of the award. Estimated compensation cost relating to RSUs is based on the closing fair market value of the Company’s common stock on the date of grant. The fair value of options granted and the purchase rights granted under the ESPP is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. The estimated expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate of options granted and the purchase rights granted under the ESPP is based on the implied yield currently available on U.S. Treasury securities with a remaining term commensurate with the estimated expected term. Expected volatility of options granted and the purchase rights granted under the ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below sets forth the weighted average assumptions used to estimate the fair value of option grants and purchase rights granted under the ESPP during the three months ended April 1, 2018 and April 2, 2017.

	Three Months Ended
	Stock Options		ESPP
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Expected life (in years)	4.4	NA	0.5	0.5
Risk-free interest rate	2.32%	NA	1.81%	0.66%
Expected volatility	30.9%	NA	37.1%	27.6%
Dividend yield	—	NA	—	—
The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Cost of revenue	$852	$436
Research and development	1,575	1,319
Sales and marketing	2,531	1,247
General and administrative	3,192	2,126
Total stock-based compensation	$8,150	$5,128

As of April 1, 2018, $13.3 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.8 years. $72.8 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.8 years.

Note 12.	Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM and operates and reports in three segments: Arlo, Connected Home, and SMB:

•	Arlo: Focused on combining an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle;

•	Connected Home: Focused on consumers and consists of high-performance, dependable and easy-to-use LTE and WiFi internet networking solutions; and

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

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics,

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, separation expense, restructuring and other charges, litigation reserves, net, interest income and other income (expense), net. The CODM does not evaluate operating segments using discrete asset information.

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands, except percentage data)
Net revenue:
Arlo	$96,209	$60,712
Connected Home	177,781	194,361
SMB	70,983	68,584
Total net revenue	$344,973	$323,657
Contribution income:
Arlo	$4,360	$321
Arlo contribution margin	4.5%	0.5%
Connected Home	$25,529	$31,712
Connected Home contribution margin	14.4%	16.3%
SMB	$18,587	$18,504
SMB contribution margin	26.2%	27.0%
Total segment contribution income	$48,476	$50,537
Corporate and unallocated costs	(22,603)	(18,201)
Amortization of intangibles (1)	(2,461)	(4,382)
Stock-based compensation expense	(8,150)	(5,128)
Separation expense	(6,784)	—
Restructuring and other charges	9	(37)
Interest income	748	405
Other income (expense), net	(1,252)	335
Income before income taxes	$7,983	$23,529
_________________________

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operations by Geographic Region

The Company conducts business across three geographic regions: Americas, EMEA, and APAC. Net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue. For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography for the periods indicated:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
United States (U.S.)	$228,495	$206,125
Americas (excluding U.S.)	5,125	5,504
EMEA	66,629	58,445
Australia	23,676	33,481
APAC (excluding Australia)	21,048	20,102
Total net revenue	$344,973	$323,657

Long-lived assets by Geographic Region
Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations:

	As of
	April 1, 2018	December 31, 2017
	(In thousands)
United States (U.S.)	$8,835	$9,216
Americas (excluding U.S.)	1,711	1,807
EMEA	154	141
China	6,622	6,803
APAC (excluding China)	2,457	2,693
Total property and equipment, net	$19,779	$20,660

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13.	Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of April 1, 2018:

	As of April 1, 2018
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$14,314	$14,314	$—	$—
Available-for-sale securities: U.S. treasuries (1)	125,000	125,000	—	—
Available-for-sale securities: certificates of deposit (1)	161	161	—	—
Trading securities: mutual funds (1)	2,281	2,281	—	—
Foreign currency forward contracts (2)	855	—	855	—
Total assets measured at fair value	$142,611	$141,756	$855	$—
Liabilities:
Foreign currency forward contracts (3)	$3,433	$—	$3,433	$—
Total liabilities measured at fair value	$3,433	$—	$3,433	$—
_________________________

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

(3)	Included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	As of December 31, 2017
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$12,606	$12,606	$—	$—
Available-for-sale securities: U.S. treasuries (1)	124,670	124,670	—	—
Available-for-sale securities: certificates of deposit (1)	162	162	—	—
Trading securities: mutual funds (1)	2,094	2,094	—	—
Foreign currency forward contracts (2)	1,799	—	1,799	—
Total assets measured at fair value	$141,331	$139,532	$1,799	$—
Liabilities:
Foreign currency forward contracts (3)	$8,192	$—	$8,192	$—
Total liabilities measured at fair value	$8,192	$—	$8,192	$—
_________________________

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

(3)	Included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of April 1, 2018 and December 31, 2017, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

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

No significant restructuring and other charges were recognized during the three months ended April 1, 2018 and April 2, 2017, respectively. Amounts attributable to lease contract termination charges will be paid over the remaining lease term until January 2022. The following table provides a summary of the activity related to accrued restructuring and other charges for the three months ended April 1, 2018:

	Accrued Restructuring and Other Charges at December 31, 2017	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at April 1, 2018
	(In thousands)
Restructuring
Employee termination charges	$6	$—	$—	$(6)	$—
Lease contract termination and other charges	1,129	—	(133)	(3)	993
Total Restructuring and other charges	$1,135	$—	$(133)	$(9)	$993

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate and report in three segments: Arlo, Connected Home, and Small and Medium Business ("SMB"). We believe that this structure reflects our current operational and financial management, and provides the best structure for us to focus on growth opportunities while maintaining financial discipline. Each segment contains leadership focused on product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. Arlo is focused on combining an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use LTE and WiFi internet networking solutions. The SMB segment is focused on small and medium-sized businesses and consists of business networking, storage and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”).

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

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Fry’s Electronics, Staples, Target, Wal-Mart, Argos (U.K.), FNAC (Europe), MediaMarkt (Europe), Darty (France), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com worldwide, Newegg.com (US), JD.com and Alibaba (China), as well as NBB.com (Germany) and Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets and Misco throughout Europe. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future.

On February 6, 2018, we announced that our Board of Directors had unanimously approved the pursuit of a separation of our Arlo business from us (the “Separation”). The Separation is expected to be effected through an initial public offering (“IPO”) of newly issued shares of the common stock of Arlo Technologies, Inc. (“Arlo”), which will hold the Arlo business. We expect Arlo to issue less than 20% of its common stock in the IPO, which is expected to be completed in the second half of fiscal 2018, with us to retain the remaining interest. We currently intend that, following the IPO, we will complete the Separation by distributing the shares of Arlo common stock then held by us to our stockholders in a manner generally intended to qualify as tax-free to our stockholders for U.S. federal income tax purposes. We also announced that we expect Matthew McRae, its Senior Vice President of Strategy, to serve as Arlo’s Chief Executive Officer upon the completion of the IPO. In April 2018, we confidentially submitted a draft registration statement on Form S-1 to the U.S. Securities and Exchange Commission relating to the proposed IPO.

The Separation, including the IPO and the Distribution, will be subject to market, tax and legal considerations, final approval by the Company’s Board of Directors and other customary requirements. This Quarterly Report on Form 10-Q does not constitute an offer to sell or a solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

We expect to incur significant costs in connection with our planned separation of our Arlo business. These costs relate primarily to IT costs, third-party advisory and consulting services and legal services. Additionally, we expect to incur dis-synergies resulting from the planned separation primarily relating to incremental personnel and facilities related expenditure to establish Arlo as a stand-alone company. During the three months ended April 1, 2018, we incurred $6.8 million of separation expense. We expect to continue to incur additional separation expense in 2018 until we complete the planned separation of our Arlo business. We currently estimate that such additional separation costs, solely in the three months ended July 1, 2018, will be approximately $10.0 million, although that estimate is subject to a number of assumptions and uncertainties.

During the three months ended April 1, 2018, we experienced a 6.6% increase in net revenue while income from operations fell 62.8% compared to the prior year period. The increase in net revenue was attributable to the performance of our Arlo and SMB segments which saw net revenue increase by 58.5% and 3.5%, respectively, partially offset by decline in the Connected Home segment of 8.5%. The increase in Arlo segment net revenue was mainly driven by our Arlo cameras which continue to experience strong demand across all geographic regions. SMB experienced an increase in net revenue mainly due to switch growth compared to the prior year period. The decrease in Connected Home segment net revenue was primarily due to lower net revenue of broadband modem and gateway, mobile, and powerline products, partially offset by an increase in net revenue of home wireless products. Net revenue from service provider customers fell $11.4 million accounting for the large majority of the decline. Operating expenses increased $21.9 million in the three months ended April 1, 2018 compared to the prior year period as a result of separation expense of $6.8 million, increased research and development of $6.3 million, sales and marketing of $5.4 million and general and administrative of $3.5 million. The increase in operating expenses was offset by higher gross margin achievement resulting in an overall decline in income from operations of $14.3 million compared to the prior year period.

On a geographic basis, net revenue increased in the Americas and EMEA, and declined in APAC in the three months ended April 1, 2018 as compared to the prior year period. The increase in Americas net revenue was primarily driven by higher net revenue from our Arlo cameras, partially offset by declines in net revenue of broadband modem and gateway products. The increase in EMEA was primarily driven by increased net revenue from our Arlo cameras, switches and home wireless products, partially offset by a decline in our powerline and broadband modem and gateway products. APAC net revenue decreased due to a decline in net revenue of our mobile and broadband modem and gateway products, partially offset by increases in switches and Arlo cameras.

Looking forward, we expect strong growth in our Arlo segment driven by increasing demand for our Arlo cameras and expect to continue to introduce new product and services offerings, while we move forward with our planned separation of the Arlo business. We also expect growth in our SMB segment driven by sales of our 10Gig, PoE, web-managed and app-managed switches, ProAV switches and rackmount storage products. We are targeting low single digit growth in our Connected Home segment compared with the same period of the prior year. We expect service provider net revenue to be approximately $50 to $55 million per quarter and anticipate an increased share of this revenue will be derived from Arlo in fiscal 2018. In addition, we expect a shift in consumer preference away from single point WiFi routers to whole Home WiFi Systems which may require increased marketing and promotional expenditures to achieve similar levels of market share as we have experienced in the WiFi router category.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations for the three months ended April 1, 2018, with the comparable reporting period in the preceding year.

	Three Months Ended
	April 1, 2018		April 2, 2017
	(In thousands, except percentage data)
Net revenue	$344,973	100.0%	$323,657	100.0%
Cost of revenue	240,468	69.7%	226,725	70.1%
Gross profit	104,505	30.3%	96,932	29.9%
Operating expenses:
Research and development	28,947	8.4%	22,683	7.0%
Sales and marketing	43,658	12.6%	38,229	11.8%
General and administrative	16,638	4.8%	13,194	4.1%
Separation expense	6,784	2.0%	—	—%
Restructuring and other charges	(9)	0.0%	37	0.0%
Total operating expenses	96,018	27.8%	74,143	22.9%
Income from operations	8,487	2.5%	22,789	7.0%
Interest income	748	0.2%	405	0.2%
Other income (expense), net	(1,252)	(0.4)%	335	0.1%
Income before income taxes	7,983	2.3%	23,529	7.3%
Provision for income taxes	2,393	0.7%	7,535	2.4%
Net income	$5,590	1.6%	$15,994	4.9%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

We conduct business across three geographic regions: Americas, EMEA and APAC. For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended
	April 1, 2018	% Change	April 2, 2017
	(In thousands, except percentage data)
Americas	$233,620	10.4%	$211,629
Percentage of net revenue	67.7%		65.4%
EMEA	$66,629	14.0%	$58,445
Percentage of net revenue	19.3%		18.0%
APAC	$44,724	(16.5)%	$53,583
Percentage of net revenue	13.0%		16.6%
Total net revenue	$344,973	6.6%	$323,657
Americas

The increase in Americas net revenue in the three months ended April 1, 2018, compared to the prior year period, was primarily driven by increased net revenue of our Arlo cameras and mobile products, partially offset by declines in broadband modem and gateway products. Additionally, net revenue was negatively impacted by provisions for sales returns and channel promotion activities deemed to be a reduction of net revenue increasing disproportionately compared to the prior year period. Arlo segment net revenue experienced year over year growth of 66.4% as we continued to experience robust demand for our Arlo product portfolio and benefited from an expanded customer channel compared to the prior year period. Connected Home net revenue fell by 3.4%, compared to the prior year period, primarily due to net revenue declines in broadband modem and gateway products. SMB net revenue fell 5.3% compared to the prior year period, primarily due to lower net revenue achievement of our network storage products.

EMEA

EMEA net revenue increased in the three months ended April 1, 2018, compared to the prior year period, driven by increased net revenue from our Arlo cameras, switches and home wireless products. The increase was partially offset by declines in net revenue of our powerline and broadband modem and gateway products. Arlo and SMB net revenue increased by 50.3% and 10.4%, respectively, compared to the prior year period, while Connected Home net revenue slightly declined by 2.6%. The increase in Arlo net revenue was primarily driven by robust demand for the introduction of Arlo Pro 2 cameras.

APAC

APAC net revenue decreased in the three months ended April 1, 2018, compared to the prior year period. The decrease was primarily attributable to lower net revenue of our mobile and broadband modem and gateway products, partially offset by higher net revenue from switches and Arlo cameras. The decline in broadband modem and gateway products was primarily attributable to service provider customers.

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

	Three Months Ended
	April 1, 2018	% Change	April 2, 2017
	(In thousands, except percentage data)
Cost of revenue	$240,468	6.1%	$226,725
Gross margin	30.3%		29.9%

Cost of revenue increased for the three months ended April 1, 2018, compared to the prior year period, primarily due to increased net revenue.

Gross margin increased slightly for the three months ended April 1, 2018 compared to the prior year period, primarily due to changes in net segment revenue mix and higher product margin achievement, partially offset by higher provisions for sales returns and channel marketing promotion activities deemed to be a reduction of net revenue increasing disproportionately compared to the prior year period.

We expect gross margin percentage for fiscal 2018 to be in line or slightly improve from the prior year. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight, duty and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service provider customers. We expect that revenue derived from paid subscription service plans will increase as a percentage of our revenue in the future, which may have a positive impact on our gross margin. From time to time, however, we may experience fluctuations in our gross margin as a result of the factors discussed above.

Operating Expenses

Research and Development

Research and development expense consists primarily of personnel expenses, payments to suppliers for design services, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes, IT and facility allocations, and other consulting fees. Research and development expenses are recognized as they are incurred. We have invested in building our research and development organization to enhance our ability to introduce innovative and easy-to-use products. The following table presents research and development expense, for the periods indicated:

	Three Months Ended
	April 1, 2018	% Change	April 2, 2017
	(In thousands, except percentage data)
Research and development expense	$28,947	27.6%	$22,683

Research and development expense increased for the three months ended April 1, 2018, compared to the prior year period, due to an increase of $2.8 million in personnel-related expenditures, $2.3 million in IT and facility allocations, and $1.2 million in engineering projects and outside professional services. The increased expenditures on engineering projects and outside professional services are a result of continuous investment in strategic focus areas. Research and development headcount increased from 338 as of April 2, 2017 to 377 as of April 1, 2018. The increase in research and development headcount was attributable to the Arlo and Connected Home segments.
We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services to combat competitive pressures. We continue to invest in research and development to expand our Arlo product offerings and services, grow our cloud platform capabilities, and connected home products portfolio including services, expand our 10Gig, PoE, web-managed and app-managed switches, and develop innovative WiFi and LTE Advanced coverage solutions. For the remainder of fiscal 2018, we expect research and development expenses to grow in absolute dollars as we allocate resources to help accelerate growth in key strategic areas, and as we work towards the planned separation of the Arlo business which will result in dis-synergies, mainly associated with duplicate hiring in our corporate research and development function. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

Sales and Marketing

Sales and marketing expense consists primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization of certain intangibles, personnel expenses for sales and marketing staff, technical support expenses, and IT and facility allocations. The following table presents sales and marketing expense, for the periods indicated:

	Three Months Ended
	April 1, 2018	% Change	April 2, 2017
	(In thousands, except percentage data)
Sales and marketing expense	$43,658	14.2%	$38,229

Sales and marketing expense increased for the three months ended April 1, 2018, compared to the prior year period, due to an increase in personnel-related expenditures of $4.4 million, IT and facility allocations of $0.5 million, and freight expenditures of $0.4 million. Headcount increased to 339 employees as of April 1, 2018 from 314 employees as of April 2, 2017.

We expect our sales and marketing expense to grow in absolute dollars for the remainder of fiscal year 2018. We expect to continue to invest in brand marketing to strengthen our competitive position in fast growing product categories. In addition, the planned separation of the Arlo business will result in dis-synergies, mainly associated with duplicate hiring for various sales and marketing roles. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of net revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs.

General and Administrative

General and administrative expense consists of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, including legal costs associated with defending claims against us, allowance for doubtful accounts, IT and facility allocations, and other general corporate expenses. The following table presents general and administrative expense, for the periods indicated:

	Three Months Ended
	April 1, 2018	% Change	April 2, 2017
	(In thousands, except percentage data)
General and administrative expense	$16,638	26.1%	$13,194

General and administrative expense increased for the three months ended April 1, 2018, compared to the prior year period, mainly due to higher personnel-related expenditures of $2.7 million and higher legal and professional services of $0.6 million. Headcount increased to 192 employees as of April 1, 2018 from 163 employees as of April 2, 2017.
We expect our general and administrative expenses to grow in absolute dollars in the remainder of fiscal 2018. In addition, the planned separation of the Arlo business will result in dis-synergies, mainly associated with duplicate hiring. The general and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation described in Note 9, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Separation Expense

	Three Months Ended
	April 1, 2018	% Change	April 2, 2017
	(In thousands, except percentage data)
Separation expense	$6,784	**	$—
**Percentage change not meaningful.

Separation expense primarily consists of charges for third-party consulting, legal and professional services, IT costs, and other costs related to the planned Arlo separation.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net for the periods indicated:

	Three Months Ended
	April 1, 2018	% Change	April 2, 2017
	(In thousands, except percentage data)
Interest income	$748	84.7%	$405
Other income (expense), net	(1,252)	**	335
Total	$(504)	**	$740
**Percentage change not meaningful.

Interest income slightly increased for the three months ended April 1, 2018, compared to the prior year period, due to increases in both short term investment average balances and yields obtained on such balances being more favorable than the prior year period.

Other income (expense), net for the three months ended April 1, 2018, was primarily related to impairment charges of $1.4 million pertaining to an investment. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three months ended April 1, 2018. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended
	April 1, 2018	% Change	April 2, 2017
	(In thousands, except percentage data)
Provision for income taxes	$2,393	(68.2)%	$7,535
Effective tax rate	30.0%		32.0%

The income tax provision for the three months ended April 1, 2018 and April 2, 2017, was $2.4 million, or an effective tax rate of 30.0%, and $7.5 million, or an effective tax rate of 32.0%, respectively. The decrease in the effective tax rate for the three months ended April 1, 2018, compared to the three months ended April 2, 2017, resulted primarily from a decrease in the federal statutory rate of 35% to 21% effective as of January 1, 2018. This was offset by certain nondeductible transaction costs resulting from the planned separation of the Arlo business and the establishment of a valuation allowance for a capital loss where tax benefit is not assured. Additionally, tax expense was lower in the three months ended April 1, 2018 due to lower pre-tax earnings compared to the three months ended April 2, 2017.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act reduced the U.S. statutory rate from 35% to 21% effective as of January 1, 2018. In addition, certain new complex tax rules related to the taxation of foreign earnings (Global Intangible Low-Taxed Income, Foreign Derived Intangible Income and Base Erosion and Anti-abuse Tax) became effective as of January 1, 2018. Based on information available to date, we have evaluated these provisions and estimate that there is no material impact on the Company's income tax provision for the quarter ended April 1, 2018.

In the year ended December 31, 2017, we recorded the effects of a reduction in tax rates from 35% to 21% on its deferred tax assets and liabilities and to record a one-time transition tax. After the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We have calculated an estimate of the impact of the Tax Act in our tax provision for the period ending December 31, 2017 in accordance with our understanding of the Tax Act and guidance available as of the date of the filing of Form 10-K and as a result recorded $48.3 million as additional income tax expense in the fourth fiscal quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $26.6 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $21.7 million. We have reviewed these amounts based on additional guidance available and have not changed our estimates.

In accordance with SAB 118, we have determined that the $21.7 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. We have reviewed these amounts based on additional guidance available and have not changed our estimates.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 12, Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Arlo

	Three Months Ended
	April 1, 2018	% Change	April 2, 2017
	(in thousands, except percentage data)
Net revenue	$96,209	58.5%	$60,712
Percentage of total net revenue	27.9%		18.8%
Contribution income	$4,360	**	$321
Contribution margin	4.5%		0.5%
**Percentage change not meaningful.

Arlo segment net revenue increased significantly for the three months ended April 1, 2018, compared to the prior year period. The rapid expansion of the smart camera market combined with the introduction of our Arlo Pro 2 camera was mainly responsible for the year over year increase. We continue to experience strong demand across all regions for our Arlo product portfolio and we expect to continue to satisfy this demand through new product and service introductions.

Contribution income increased significantly for the three months ended April 1, 2018, compared to the prior year period. The improved profitability was mainly as a result of higher gross margin achieved as a result of effective product cost reduction. Operating expenses as a proportion of net revenue remain consistent, however increased in absolute dollars mainly as a result of higher research and development and sales and marketing expenses. We continue to invest in research and development to expand our Arlo product offerings and services and continue to invest in brand marketing to strengthen our competitive position.

Connected Home

	Three Months Ended
	April 1, 2018	% Change	April 2, 2017
	(in thousands, except percentage data)
Net revenue	$177,781	(8.5)%	$194,361
Percentage of total net revenue	51.5%		60.0%
Contribution income	$25,529	(19.5)%	$31,712
Contribution margin	14.4%		16.3%

Connected Home segment net revenue decreased for the three months ended April 1, 2018, compared to the prior year period. The decrease in Connected Home net revenue was primarily due to lower net revenue from broadband modem and gateway, powerline and mobile products. The decline was partially offset by increased net revenue of home wireless products driven by our Orbi home WiFi systems. Additionally, provisions for sales returns and channel promotional activity deemed to be contra revenue under authoritative guidance for revenue recognition disproportionately increased compared to the prior year period. On a geographic basis, net revenue fell across all regions in the three months ended April 1, 2018. Declines in service provider net revenue of $11.4 million adversely impacted geographic performance.

Contribution income decreased for the three months ended April 1, 2018, compared to the prior year period, primarily due to lower net revenue. The decline was not met with proportionate reductions to operating expenditures further impacting segment contribution income.

SMB

	Three Months Ended
	April 1, 2018	% Change	April 2, 2017
	(in thousands, except percentage data)
Net revenue	$70,983	3.5%	$68,584
Percentage of total net revenue	20.6%		21.2%
Contribution income	$18,587	0.4%	$18,504
Contribution margin	26.2%		27.0%

SMB segment net revenue increased for the three months ended April 1, 2018, compared to the prior year period, primarily due to increased net revenue from switches, partially offset by a decline in network storage.

Contribution income increased slightly for the three months ended April 1, 2018, compared to the prior year period, primarily as a result of the increased net revenue, partially offset by lower gross margin attainment.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments, and cash generated from operations. Our cash equivalents and short-term investments are comprised primarily of money-market funds, U.S. treasury securities, and certificates of deposits. As of April 1, 2018, we had cash, cash equivalents and short-term investments totaling $386.2 million. Our cash and cash equivalents balance increased from $202.9 million as of December 31, 2017 to $258.8 million as of April 1, 2018. Our short-term investments, which represent the investment of funds available for current operations, slightly increased from $126.9 million as of December 31, 2017 to $127.4 million as of April 1, 2018.

As of April 1, 2018, 34% of our cash and cash equivalents and short-term investments were outside of the U.S.. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances.

The following table presents our cash flows for the periods presented.

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Net cash provided by operating activities	$56,996	$9,261
Net cash used in investing activities	(3,444)	(5,594)
Net cash provided by (used in) financing activities	2,373	(8,467)
Net cash increase (decrease)	$55,925	$(4,800)

Operating activities

Net cash provided by operating activities increased by $47.7 million for the three months ended April 1, 2018 compared to the prior year period, due primarily to improvement in working capital movements, partially offset by lower net income.

Our days sales outstanding ("DSO") decreased to 84 days as of April 1, 2018 as compared to 95 days as of December 31, 2017. DSO as of December 31, 2017 was higher due to seasonal payment terms provided to our larger customers. The adoption of ASU 2014-09, "Revenue from Contracts with Customers" as of January 1, 2018 negatively impacted our DSO as of April 1, 2018 by 4 days, mainly as a result of changes in the balance sheet presentation of certain reserve balances previously shown net within accounts receivable which are now presented as liabilities. Refer to Note 3, Revenue Recognition, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for the details on adoption impacts. Our accounts payable decreased from $111.9 million as of December 31, 2017 to $96.4 million as of April 1, 2018, primarily as a result of timing of payments. Inventory increased from $245.9 million as of December 31, 2017 to $266.3 million as of April 1, 2018. Ending inventory turns were 3.6 in the three months ended April 1, 2018 up from 4.8 turns in the three months ended December 31, 2017.

Investing activities

Net cash used in investing activities decreased by $2.2 million for the three months ended April 1, 2018 compared to the prior year period. In the three months ended April 2, 2017, we made a $1.4 million payment related to an investment and a $0.7 million payment in connection with our Placemeter acquisition.

Financing activities

Net cash provided by financing activities was $2.4 million in the three months ended April 1, 2018 compared to net cash use of $8.5 million in the prior year period. The change in the financing activities was primarily attributable to the fact of common stocks repurchase activity. No repurchase activity occurred in the three months ended April 1, 2018 whereas we repurchased $11.6 million of our common stocks in the comparative prior year period.

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of April 1, 2018, 2.0 million shares remained authorized for repurchase under the repurchase program. During the three months ended April 1, 2018, we did not repurchase any shares of common stock under the authorizations. During the three months ended April 2, 2017, we repurchased and retired, reported based on trade date, 0.2 million shares of common stock at a cost of $11.6 million. During the three months ended April 1, 2018 and April 2, 2017, we also repurchased and retired, reported based on trade date, approximately 38,000 shares of common stock for both periods, and at a cost of $2.3 million and $1.9 million, respectively, to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. For a detailed discussion of our common stock repurchases, refer to Note 10, Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Contractual Obligations
There have been no material changes during the three months ended April 1, 2018 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of April 1, 2018, we had approximately $147.2 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

As of April 1, 2018, we had an estimated long term liability of $17.5 million related to a one-time transaction tax that resulted from the passage of the Tax Act payable in eight annual installments starting April 2018. The first payment of this installment is treated as a current payable. The installment amount will be 8% of the total balance due each year for the first five years. Then it will increase to 15%, 20% and 25% for the 6th, 7th and 8th year, respectively. This provisional amount is subject to change based on additional guidance from and interpretations by U.S. regulatory and standard-setting bodies and changes in assumptions.
As of April 1, 2018, we had $16.4 million of gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months is approximately $0.9 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of April 1, 2018, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2017. Refer to Note 3. Revenue Recognition, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for the updated accounting policy of revenue recognition upon the adoption of ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606) as of January 1, 2018.

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

During the three months ended April 1, 2018, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Changes in Internal Control over Financial Reporting

Other than certain controls implemented in connection with adoption of the amended accounting standard for revenue recognition, there have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 9, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2018.

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

•
changes in U.S. and international tax and trade policy that adversely affect customs, tax or duty rates (such as the proposed higher tariffs on products imported from China recently announced by the Trump administration and potential consequences of the "Brexit" process in the United Kingdom);

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

*Our plan to separate into two independent, publicly traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time, expense and management attention, any of which could negatively impact our businesses, financial condition, results of operations and prospects.

On February 6, 2018, we announced that our Board of Directors had unanimously approved the pursuit of a separation of our Arlo business from NETGEAR (the “Separation”). The Separation is expected to be effected through an initial public offering (“IPO”) of newly issued shares of the common stock of Arlo Technologies, Inc. (“Arlo”), which will hold our Arlo business. We expect Arlo to issue less than 20% of its common stock in the IPO, which is expected to be completed in the second half of fiscal 2018, with NETGEAR to retain the remaining interest. In April 2018, we confidentially submitted a draft registration statement on Form S-1 to the SEC relating to the proposed IPO.

We currently intend that, following the completion of the IPO, we will complete the Separation by distributing the shares of Arlo common stock we then hold to our stockholders in a manner generally intended to qualify as tax-free to our stockholders for U.S. federal income tax purposes (the “Distribution”).

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the home market for networking and smart home devices include Amazon.com (including Blink and Ring), Apple, Arris, ASUS, Belkin/Linksys (which recently agreed to be purchased by Foxconn), Canary, Devolo, D-Link, Eero, Google (including Nest), Logitech, Night Owl, Samsung, Swann, Synology, Symantec, TP-Link and Western Digital. Our principal competitors in the business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, Huawei, QNAP Systems, Seagate Technology, SonicWall, Synology, TP-Link, Ubiquiti, WatchGuard and Western Digital. Our principal competitors in the broadband service provider market include Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero, Franklin,

Google, Hitron, Huawei, Novatel Wireless, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Xiaomi in China, and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we are not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. Certain of our significant competitors also serve as key sales and marketing channels for our products, potentially giving these competitors a marketplace advantage based on their knowledge of our business activities and/or their ability to negatively influence our sales opportunities. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources, but may be more nimble in developing new or disruptive technology or in entering new markets. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors in the service provider and retail spaces price their products significantly below our product costs in order to gain market share. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution which we may not have. These companies could devote more capital resources to develop, manufacture and market competing products than we could. Our competitors may also acquire other companies in the market and leverage combined resources to gain market share. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

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

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party manufacturers, including original design manufacturers, or ODMs, and original equipment manufacturers, as well as contract manufacturers. In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. For example, we currently rely on a single manufacturer for certain of our Arlo Smart security cameras. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors or are themselves competitors in certain product categories. Due to changing economic conditions, the viability of some of these third-party manufacturers may be at risk. Our ODMs are increasingly refusing to work with us on certain projects, such as projects for manufacturing products for our service provider customers. Because our service provider customers command significant resources, including for software support, and demand extremely competitive pricing, our ODMs are starting to refuse to engage on service provider terms. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third party manufacturer which would take significant effort and our business may be harmed. In addition, as we contemplate moving manufacturing into different jurisdictions, we will be subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries, have either changed or are considering changes to their tax laws. These changes are largely punitive to U.S. multinational corporations. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. In particular, sweeping changes were made to the taxation of foreign operations. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Additionally, new provisions were added to mitigate the potential erosion of the U.S. tax base and to discourage use of low tax jurisdictions to own intellectual property and other valuable intangible assets. While these provisions were intended to prevent specific perceived taxpayer abuse, they may have adverse, unexpected consequences to many taxpayers. At this time, Treasury has not yet issued Regulations on how these laws should be applied and how the underlying calculations are to be prepared. As there is little to no guidance at this time on the preparation of these complex calculations, significant estimates and judgment are required in assessing the consequences. The company is still quantifying the effects of the tax law change. As we complete our analysis and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. We urge our stockholders to consult with their legal and tax advisors with respect to the legislation and potential tax consequences of investing in our stock.

In addition to the impact of the Tax Act on our federal taxes, the U.S. law may impact the taxation in other jurisdictions such as state income taxes. The various state legislatures have not had sufficient time to respond to the Tax Act. Accordingly it is uncertain as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes in their tax laws in reaction to the Tax Act that could result in changes to our global tax position and materially affect our financial position.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 34% of overall net revenue in each of the first quarter of 2018 and fiscal 2017, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•	exchange rate fluctuations;

•	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•	preference for locally branded products, and laws and business practices favoring local competition;

•
changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws (including potential responses to the proposed higher tariffs on certain imported products recently announced by the Trump administration);

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

•	difficulties and costs of staffing and managing foreign operations; and

•	business difficulties, including potential bankruptcy or liquidation, of any of our worldwide third party logistics providers.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

*Political events, war, terrorism, public health issues, natural disasters, sudden changes in trade and immigration policies, and other circumstances could materially adversely affect us.

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

In addition, war, terrorism, geopolitical uncertainties, public health issues, sudden changes in trade and immigration policies (such as the proposed higher tariffs on products imported from China recently announced by the Trump administration), and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control. For example, labor disputes at manufacturing facilities in China have led to workers going on strike, and labor unrest could materially affect our third-party manufacturers' abilities to manufacture our products.

Such events could decrease demand for our products, make it difficult, more expensive or impossible for us to make and deliver products to our customers or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 28, 2018	305	$61.65	—	1,957,463
January 29, 2018 - February 25, 2018	7,704	$69.69	—	1,957,463
February 26, 2018 - April 1, 2018	30,050	$57.11	—	1,957,463
Total	38,059	$59.70	—
_________________________

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the three months ended April 1, 2018, we did not repurchase any shares of common stock under the authorizations.

(2)
During the three months ended April 1, 2018, we repurchased, as reported based on trade date, approximately 38,000 shares of common stock at a cost of $2.3 million to facilitate tax withholding for RSUs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1
3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2
4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Date: May 4, 2018