Form 10-Q
period 2018-07-01
NETGEAR, INC
filed 2018-08-03
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 1, 2018.

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
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 31,808,206 as of July 27, 2018.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	July 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$227,397	$202,870
Short-term investments	128,241	126,926
Accounts receivable, net	343,883	412,798
Inventories	291,459	245,894
Prepaid expenses and other current assets	44,878	27,176
Total current assets	1,035,858	1,015,664
Property and equipment, net	29,137	20,660
Intangibles, net	20,024	24,988
Goodwill	85,463	85,463
Other non-current assets	86,149	61,789
Total assets	$1,256,631	$1,208,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,704	$111,915
Accrued employee compensation	38,825	27,752
Other accrued liabilities	265,990	222,470
Deferred revenue	30,674	55,284
Income taxes payable	1,359	7,015
Total current liabilities	444,552	424,436
Non-current income taxes payable	32,199	31,544
Other non-current liabilities	24,144	22,099
Total liabilities	500,895	478,079
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	32	31
Additional paid-in capital	625,858	603,137
Accumulated other comprehensive loss	(107)	(851)
Retained earnings	129,953	128,168
Total stockholders’ equity	755,736	730,485
Total liabilities and stockholders’ equity	$1,256,631	$1,208,564
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net revenue	$366,820	$330,723	$711,793	$654,380
Cost of revenue	257,648	238,787	498,116	465,512
Gross profit	109,172	91,936	213,677	188,868
Operating expenses:
Research and development	31,371	23,357	60,318	46,040
Sales and marketing	46,983	36,461	90,641	74,690
General and administrative	20,448	12,950	37,086	26,144
Separation expense	11,984	—	18,768	—
Restructuring and other charges	1,376	22	1,367	59
Litigation reserves, net	5	53	5	53
Total operating expenses	112,167	72,843	208,185	146,986
Income (loss) from operations	(2,995)	19,093	5,492	41,882
Interest income	1,072	482	1,820	887
Other income (expense), net	1,061	383	(191)	718
Income (loss) before income taxes	(862)	19,958	7,121	43,487
Provision for income taxes	4,368	5,376	6,761	12,911
Net income (loss)	$(5,230)	$14,582	$360	$30,576
Net income (loss) per share:
Basic	$(0.17)	$0.45	$0.01	$0.94
Diluted	$(0.17)	$0.44	$0.01	$0.91
Weighted average shares used to compute net income (loss) per share:
Basic	31,674	32,352	31,550	32,650
Diluted	31,674	33,116	32,722	33,656
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net income (loss)	$(5,230)	$14,582	$360	$30,576
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on derivative instruments	124	(6,003)	816	(7,700)
Unrealized gains (losses) on available-for-sale securities	69	(27)	31	(82)
Other comprehensive income (loss), before tax	193	(6,030)	847	(7,782)
Tax benefit (provision) related to derivative instruments	(15)	809	(76)	1,005
Tax benefit (provision) related to available-for-sale securities	(16)	9	(27)	29
Other comprehensive income (loss), net of tax	162	(5,212)	744	(6,748)
Comprehensive income (loss)	$(5,068)	$9,370	$1,104	$23,828
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 1, 2018	July 2, 2017
Cash flows from operating activities:
Net income	$360	$30,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,655	14,224
Purchase premium amortization/discount accretion on investments, net	(311)	100
Stock-based compensation	17,120	10,829
Impairment charges on investment	1,400	—
Deferred income taxes	1,133	1,788
Changes in assets and liabilities:
Accounts receivable	75,028	9,252
Inventories	(47,933)	(15,911)
Prepaid expenses and other assets	(20,860)	5,519
Accounts payable	(4,400)	(39,283)
Accrued employee compensation	11,074	(9,079)
Other accrued liabilities	(3,224)	(1,870)
Deferred revenue	4,025	1,780
Income taxes payable	(5,000)	(4,544)
Net cash provided by operating activities	40,067	3,381
Cash flows from investing activities:
Purchases of short-term investments	(70,017)	(56,876)
Proceeds from maturities of short-term investments	69,412	67,648
Purchases of property and equipment	(13,368)	(6,162)
Purchases of investments	—	(1,400)
Payments made in connection with business acquisition, net of cash acquired	—	(737)
Net cash provided by (used in) investing activities	(13,973)	2,473
Cash flows from financing activities:
Repurchases of common stock	—	(56,631)
Restricted stock unit withholdings	(7,168)	(5,649)
Proceeds from exercise of stock options	2,869	3,972
Proceeds from issuance of common stock under employee stock purchase plan	2,732	2,662
Net cash used in financing activities	(1,567)	(55,646)
Net increase (decrease) in cash and cash equivalents	24,527	(49,792)
Cash and cash equivalents, at beginning of period	202,870	240,468
Cash and cash equivalents, at end of period	$227,397	$190,676
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the six months ended July 1, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period.

Planned Separation of Arlo Business

On February 6, 2018, the Company announced that its Board of Directors had unanimously approved the pursuit of a separation of its Arlo business from NETGEAR (the “Separation”), expected to be effected through an initial public offering (“IPO”) of newly issued shares of the common stock of Arlo Technologies, Inc. (“Arlo”), a wholly owned subsidiary of NETGEAR, which will hold the Arlo business. The Company also announced that it expects Matthew McRae, its Senior Vice President of Strategy, to serve as Arlo’s Chief Executive Officer upon the completion of the IPO. On July 6, 2018, a registration statement (as amended, the “IPO Registration Statement”) relating to the IPO of common stock of Arlo was filed with the U.S. Securities and Exchange Commission (the "SEC"). The IPO Registration Statement was declared effective on August 2, 2018. Arlo’s shares began trading on August 3, 2018. At the closing, which is expected to occur on August 7, subject to customary closing conditions, the Company is expected to own approximately 86.0% of the shares of Arlo’s common stock (or approximately 84.2% of the shares of Arlo’s common stock if the underwriters exercise in full their option to purchase additional shares of Arlo’s common stock). The Company currently intends that, following the IPO and no earlier than the expiration or earlier termination of the 145-day lock-up period applicable to NETGEAR, it will complete the Separation by distributing the shares of Arlo common stock then held by NETGEAR to NETGEAR's stockholders in a manner generally intended to qualify as tax-free to our stockholders for U.S. federal income tax purposes (the “Distribution”). Refer to Note 15, Subsequent Event, for details relating to the IPO.

The Company incurred Separation expense of $12.0 million and $18.8 million during the three and six months ended July 1, 2018, respectively, and $20.2 million since commencement in December 2017 to date. Separation expense primarily consists of third-party advisory, consulting, legal and professional services, IT costs and employee bonuses directly related to the separation, as well as other items that are incremental and one-time in nature that are related to the separation.

The Separation, including the Distribution, is subject to market, tax and legal considerations, final approval by the Company’s Board of Directors and other customary requirements. However, the Company may abandon or change the structure of the Distribution if it determines, in its sole discretion, that the Distribution is not in the best interest of the Company or its stockholders. This Quarterly Report on Form 10-Q does not constitute an offer to sell or a solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

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

Recent accounting pronouncements

Accounting Pronouncements Recently Adopted

ASU 2014-09

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). The revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("ASC 605") is superseded by Topic 606 ("ASC 606"). ASC 606 requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, the Company adopted ASC 606 and applied this guidance to the contracts which were not completed at the date of adoption using the modified retrospective method. Refer to Note 3. Revenue Recognition, for further details.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Accounting Pronouncements Not Yet Effective

In February 2016, FASB issued ASU 2016-02, "Leases" (Topic 842), which requires lessees to recognize on the balance sheets a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. The liability will be equal to the present value of lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the disclosure requirements for lessees. Upon adoption, the Company will be required to record a lease asset and lease liability related to its operating leases. ASU 2016-02 will be applied using a modified retrospective transition method and is effective for the Company in the first fiscal quarter of 2019, with early adoption permitted. The Company does not expect to early adopt the new guidance. The Company has appointed a project team which is in the process of evaluating the impact the new standard will have on its consolidated financial statements. The Company has identified the existing population of leases, including embedded leases, and in the process of reviewing the identified lease contracts. In addition, the Company has selected a lease accounting software to assist with the implementation. The Company expects to complete the impact assessment process by the end of the third fiscal quarter of 2018, and to complete the adoption process, including adding procedures, implementing lease accounting software, and evaluating necessary disclosures, prior to the first fiscal quarter of 2019.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Adoption of ASC 606

On January 1, 2018, the Company adopted ASC 606 and applied this guidance to those contracts which were not completed at the date of adoption using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods (ASC 605). The adoption did not have a significant impact to the nature and timing of its revenues, results of operations, cash flows and statement of financial position.

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

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited condensed consolidated balance sheet for the fiscal year beginning January 1, 2018 as an adjustment to the opening balances:

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited consolidated balance sheets as of July 1, 2018:

	As of July 1, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
	(In thousands)
Assets
Accounts receivable, net	$343,883	$(14,167)	$329,716
Inventories	$291,459	$1,923	$293,382
Other non-current assets	$86,149	$(4,677)	$81,472
Liabilities:
Accounts payable	$107,704	$136	$107,840
Other accrued liabilities	$265,990	$(48,237)	$217,753
Deferred revenue	$30,674	$15,763	$46,437
Income taxes payable	$1,359	$(294)	$1,065
Other non-current liabilities	$24,144	$721	$24,865
Stockholders’ equity:
Retained earnings	$129,953	$14,990	$144,943

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited consolidated statement of operations for the three months ended July 1, 2018:

	Three Months Ended July 1, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
	(In thousands)
Net revenue	$366,820	$1,423	$368,243
Cost of revenue	$257,648	$243	$257,891
Gross profit	$109,172	$1,180	$110,352
Provision for income taxes	$4,368	$406	$4,774
Net income	$(5,230)	$774	$(4,456)

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited consolidated statement of operations for the six months ended July 1, 2018:

	Six Months Ended July 1, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
	(In thousands)
Net revenue	$711,793	$3,696	$715,489
Cost of revenue	$498,116	$446	$498,562
Gross profit	$213,677	$3,250	$216,927
Provision for income taxes	$6,761	$763	$7,524
Net income	$360	$2,487	$2,847

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company sells subscription paid services, such as to its Arlo end user customers where it provides customers access to its cloud services. Revenue for subscription sales is generally recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customers at the time of registration. The subscription contracts are generally for 30 days or 12 months in length, billed in advance. All such service or support sales are typically recognized using an output measure of progress by looking at the time elapsed as the contracts generally provide the customer equal benefit throughout the contract period. In addition to selling paid subscriptions, the Company also sells services bundled with hardware products and accounts for these sales in line with the multiple performance obligations guidance.

Revenue from all sales types is recognized at transaction price, the amount the Company expects to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives and price protection related to current period product revenue. The Company’s standard obligation to its direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. In determining estimates for future returns, management analyzes historical data, channel inventory levels, current economic trends and changes in customer demand for the Company's products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and through estimating future expenditure based upon historical customary business practice. Typically variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that are planned and controlled by the Company. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

Contracts with Multiple Performance Obligations

Some of the Company's contracts with customers contain multiple promised goods or services. Such contracts include hardware products with bundled services, networking hardware with embedded software, various software subscription services, and support. For these contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be considered distinct if both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. The embedded software on most of the hardware products is not considered distinct and therefore the combined hardware and incidental software is treated as one performance obligation and recognized at the point in time when control of product transfers to the customer. Service that is included with certain hardware products, mainly Arlo systems, is considered distinct and therefore the hardware and service are treated as separate performance obligations.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Shipping and handling costs associated with outbound freight totaled $2.5 million and $5.2 million for the three and six months ended July 1, 2018, respectively, and $2.2 million and $4.5 million for the three and six months ended July 2, 2017, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performances obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities, in-transit orders with destination terms, and non-cancellable backlog. Non-cancellable backlog includes goods and services for which customer purchase orders have been accepted that are scheduled or in the process of being scheduled for shipment.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of July 1, 2018:

	1 year	2 years	Greater than 2 years	Total
Performance obligations	$90,374	$10,763	$7,900	$109,037

Contract Costs

Applying the practical expedient, the Company primarily recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are generally included in sales and marketing and general and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. As of July 1, 2018 deferred commissions were not significant.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table reflects the changes in contract balances for the six months ended July 1, 2018:

	Balance Sheet Location	July 1, 2018	January 1, 2018 (*)	$ change	% change
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$343,883	$418,911	$(75,028)	(17.9)%
Contract liabilities - current	Deferred revenue	$30,674	$30,103	$571	1.9%
Contract liabilities - non-current	Other non-current liabilities	$17,293	$13,839	$3,454	25.0%
_________________________
* Includes the adjustments made to the contracts which were not completed at the date of ASC 606 adoption using the modified retrospective method.

During the six months ended July 1, 2018, contract liabilities increased primarily as a result of increased sales of products containing multiple performance obligations, where cash payments were received or due in advance of satisfying the service related performance obligation.

During the six months ended July 1, 2018, $26.7 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue. During the six months, $22.6 million of revenue was recognized for the satisfaction of performance obligations over time. $17.4 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

There were no significant changes in estimates during the period that would affect the contract balances.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Disaggregation of Revenue

In the following tables, net revenue is disaggregated by geographic region and sales channel. The Company conducts business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific ("APAC"). The tables also include reconciliations of the disaggregated revenue by reportable segment. The Company operates and reports in three segments: Arlo, Connected Home, and Small and Medium Business ("SMB"). Sales and usage-based taxes are excluded from net revenue.

	Three Months Ended
	July 1, 2018				July 2, 2017 (*)
	Arlo	Connected Home	SMB	Total	Arlo	Connected Home	SMB	Total
	(In thousands)
Geographic regions:
Americas	$80,877	$149,271	$29,678	$259,826	$66,485	$131,674	$28,790	$226,949
EMEA	19,149	21,027	28,505	68,681	9,937	18,901	26,366	55,204
APAC	4,787	20,866	12,660	38,313	2,310	35,330	10,930	48,570
Total net revenue	$104,813	$191,164	$70,843	$366,820	$78,732	$185,905	$66,086	$330,723
Sales channels:
Service provider	$7,591	$46,333	$700	$54,624	$7,972	$48,485	$588	$57,045
Non-service provider	97,222	144,831	70,143	312,196	70,760	137,420	65,498	273,678
Total net revenue	$104,813	$191,164	$70,843	$366,820	$78,732	$185,905	$66,086	$330,723
_________________________
* As noted above, prior period amounts have not been adjusted under the modified retrospective method.

	Six Months Ended
	July 1, 2018				July 2, 2017 (*)
	Arlo	Connected Home	SMB	Total	Arlo	Connected Home	SMB	Total
	(In thousands)
Geographic regions:
Americas	$151,877	$280,875	$60,694	$493,446	$109,157	$267,878	$61,543	$438,578
EMEA	37,890	42,454	54,966	135,310	22,407	40,903	50,339	113,649
APAC	11,255	45,616	26,166	83,037	7,880	71,485	22,788	102,153
Total net revenue	$201,022	$368,945	$141,826	$711,793	$139,444	$380,266	$134,670	$654,380
Sales channels:
Service provider	$15,978	$88,130	$1,763	$105,871	$9,949	$101,678	$1,378	$113,005
Non-service provider	185,044	280,815	140,063	605,922	129,495	278,588	133,292	541,375
Total net revenue	$201,022	$368,945	$141,826	$711,793	$139,444	$380,266	$134,670	$654,380
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.	Balance Sheet Components

Available-for-sale short-term investments

	As of
	July 1, 2018				December 31, 2017
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$125,740	$—	$(115)	$125,625	$124,816	$—	$(146)	$124,670
Certificates of deposit	154	—	—	154	162	—	—	162
Total	$125,894	$—	$(115)	$125,779	$124,978	$—	$(146)	$124,832

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

Equity investments without readily determinable fair values

As noted above, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities" on January 1, 2018. The Company's equity investments without determinable fair values was $3.1 million as of July 1, 2018 and $4.5 million as of December 31, 2017, and are included in Other non-current assets in the unaudited condensed consolidated balance sheets. The Company does not have a controlling interest or the ability to exercise significant influence over these investees and these investments do not have readily determinable fair values. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in Other income (expense), net in the unaudited condensed consolidated statements of operations. $1.4 million of impairment charges were recognized during the six months ended July 1, 2018 and there were no impairments recognized during the six months ended July 2, 2017.

Accounts receivable, net

	As of
	July 1, 2018		December 31, 2017
	(In thousands)
Gross accounts receivable	$345,138		$437,891
Allowance for doubtful accounts	(1,255)		(1,257)
Allowance for sales returns	—	*	(20,189)
Allowance for price protection	—	*	(3,647)
Total allowances	(1,255)		(25,093)
Total accounts receivable, net	$343,883		$412,798
_________________________
* Upon adoption of ASC 606, allowances for sales returns and price protection were reclassified to current liabilities as these reserve balances are considered refund liabilities. Refer to Note 3. Revenue Recognition, for additional information on the adoption impact.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Raw materials	$2,854	$4,465
Finished goods	288,605	241,429
Total inventories	$291,459	$245,894

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Computer equipment	$12,771	$10,114
Furniture, fixtures and leasehold improvements	21,269	21,640
Software	33,051	28,997
Machinery and equipment	61,969	62,490
Total property and equipment, gross	129,060	123,241
Accumulated depreciation and amortization	(99,923)	(102,581)
Total property and equipment, net	$29,137	$20,660

Depreciation and amortization expense pertaining to property and equipment was $3.3 million and $6.6 million for the three and six months ended July 1, 2018, respectively, and $3.1 million and $6.5 million for the three and six months ended July 2, 2017, respectively.

Intangibles, net

	As of July 1, 2018			As of December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$66,599	$(63,276)	$3,323	$66,599	$(62,172)	$4,427
Customer contracts and relationships	56,500	(40,943)	15,557	56,500	(37,430)	19,070
Other	11,045	(9,901)	1,144	11,045	(9,554)	1,491
Total intangibles, net	$134,144	$(114,120)	$20,024	$134,144	$(109,156)	$24,988

Amortization of intangibles was $2.5 million and $5.0 million for the three and six months ended July 1, 2018, respectively, and $3.2 million and $7.7 million for the three and six months ended July 2, 2017, respectively.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of July 1, 2018, estimated amortization expense related to finite-lived intangibles for the remaining years is as follows (in thousands):

2018 (remaining six months)	$4,432
2019	7,544
2020	6,622
2021	1,413
2022	13
Total estimated amortization expense	$20,024

Other non-current assets

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Non-current deferred income taxes	$72,975	$49,468
Other	13,174	12,321
Total other non-current assets	$86,149	$61,789

Other accrued liabilities

	As of
	July 1, 2018		December 31, 2017
	(In thousands)
Sales and marketing	$118,318		$96,153
Warranty obligation	18,759	*	75,824
Sales returns	69,378	*	—
Freight	7,646		10,567
Other	51,889		39,926
Total other accrued liabilities	$265,990		$222,470
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, materiality, accounting considerations or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheets at fair value. Cash flow hedge gains and losses are recorded in other comprehensive income ("OCI") until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in Other income (expense), net in the unaudited condensed consolidated statements of operations.

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of July 1, 2018 and December 31, 2017 are summarized as follows:

Derivative Assets	Balance Sheet Location	July 1, 2018	December 31, 2017	Balance Sheet Location	July 1, 2018	December 31, 2017
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$3,824	$1,314	Other accrued liabilities	$458	$7,128
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	—	485	Other accrued liabilities	49	1,064
Total		$3,824	$1,799		$507	$8,192

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

The following tables set forth the offsetting of derivative assets as of July 1, 2018 and December 31, 2017:

As of July 1, 2018				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	2,181	—	2,181	(318)	—	1,863
Wells Fargo	1,643	—	1,643	(189)	—	1,454
Total	$3,824	$—	$3,824	$(507)	$—	$3,317

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2017				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$1,664	$—	$1,664	$(1,664)	$—	$—
Wells Fargo	135	—	135	(135)	—	—
Total	$1,799	$—	$1,799	$(1,799)	$—	$—

The following tables set forth the offsetting of derivative liabilities as of July 1, 2018 and December 31, 2017:

As of July 1, 2018				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$318	$—	$318	$(318)	$—	$—
Wells Fargo	189	—	189	(189)	—	—
Total	$507	$—	$507	$(507)	$—	$—

As of December 31, 2017				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$7,815	$—	$7,815	$(1,664)	$—	$6,151
Wells Fargo	377	—	377	(135)	—	242
Total	$8,192	$—	$8,192	$(1,799)	$—	$6,393

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure less than six months. The Company enters into about ten forward contracts per quarter with an average size of approximately $7.0 million USD equivalent related to its cash flow hedging program.

The effects of the Company's cash flow hedges on the unaudited condensed statements of operations for the three months ended July 1, 2018 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Three Months Ended July 1, 2018
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$366,820	$257,648	$31,371	$46,983	$20,448
Gains (losses) on cash flow hedge	$1,783	$(7)	$(13)	$(157)	$(50)

The effects of the Company's cash flow hedges on the unaudited condensed statements of operations for the six months ended July 1, 2018 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Six Months Ended July 1, 2018
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$711,793	$498,116	$60,318	$90,641	$37,086
Gains (losses) on cash flow hedge	$(785)	$(1)	$86	$73	$(9)

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through Other income (expense), net. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the six months ended July 1, 2018 and July 2, 2017.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The pre-tax effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three and six months ended July 1, 2018 and July 2, 2017 are summarized as follows:

Derivatives Designated as Hedging Instruments	Three Months Ended July 1, 2018
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$1,680	Net revenue	$1,783
Foreign currency forward contracts	—	Cost of revenue	(7)
Foreign currency forward contracts	—	Research and development	(13)
Foreign currency forward contracts	—	Sales and marketing	(157)
Foreign currency forward contracts	—	General and administrative	(50)
Total	$1,680		$1,556
_________________________
(1) Refer to Note 10, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Six Months Ended July 1, 2018
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$180	Net revenue	$(785)
Foreign currency forward contracts	—	Cost of revenue	(1)
Foreign currency forward contracts	—	Research and development	86
Foreign currency forward contracts	—	Sales and marketing	73
Foreign currency forward contracts	—	General and administrative	(9)
Total	$180		$(636)
_________________________
(1) Refer to Note 10, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Three Months Ended July 2, 2017
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(6,935)	Net revenue	$(1,008)
Foreign currency forward contracts	—	Cost of revenue	(1)
Foreign currency forward contracts	—	Research and development	(55)
Foreign currency forward contracts	—	Sales and marketing	115
Foreign currency forward contracts	—	General and administrative	17
Total	$(6,935)		$(932)
_______________________
(1) Refer to Note 10, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Six Months Ended July 2, 2017
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(7,052)	Net revenue	$1,027
Foreign currency forward contracts	—	Cost of revenue	(14)
Foreign currency forward contracts	—	Research and development	(74)
Foreign currency forward contracts	—	Sales and marketing	(249)
Foreign currency forward contracts	—	General and administrative	(42)
Total	$(7,052)		$648
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s non-designated hedge included in Other income (expense), net in the unaudited condensed consolidated statements of operations for the three and six months ended July 1, 2018 and July 2, 2017 are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended		Six Months Ended
		July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$5,438	$(2,893)	$3,030	$(4,246)

Note 7.	Net Income Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of restricted stock awards, and issuances of shares under the ESPP, which are reflected in diluted net income per share by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive.
Net income (loss) per share for the three and six months ended July 1, 2018 and July 2, 2017 are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(5,230)	$14,582	$360	$30,576

Denominator:
Weighted average common shares - basic	31,674	32,352	31,550	32,650
Potentially dilutive common share equivalent	—	764	1,172	1,006
Weighted average common shares - dilutive	31,674	33,116	32,722	33,656

Basic net income (loss) per share	$(0.17)	$0.45	$0.01	$0.94
Diluted net income (loss) per share	$(0.17)	$0.44	$0.01	$0.91

Anti-dilutive employee stock-based awards, excluded	1,014	782	892	271

Note 8.	Income Taxes

The income tax provision for the three and six months ended July 1, 2018, was $4.4 million, or an effective tax rate of (506.7)%, and $6.8 million, or an effective tax rate of 94.9%, respectively. The income tax provision for the three and six months ended July 2, 2017, $5.4 million, or an effective tax rate of 26.9%, and $12.9 million, or an effective tax rate of 29.7%, respectively. The increase in the effective tax rate and decrease in tax expense for the three and six months ended July 1, 2018, compared to the three and six months ended July 2, 2017, resulted primarily from a decline in pre-tax earnings resulting from an increase in expenses from the separation of the Arlo business coupled with our estimation that a portion of these costs are nondeductible. This was partially offset by a decrease in tax rate from 35% to 21%.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act reduced the U.S. statutory rate from 35% to 21% effective as of January 1, 2018. In addition, certain new complex

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

tax rules related to the taxation of foreign earnings (Global Intangible Low-Taxed Income, Foreign Derived Intangible Income and Base Erosion and Anti-abuse Tax) became effective as of January 1, 2018. Based on information available to date, the Company has evaluated these provisions and estimate that there is no material impact on its income tax provision for the six months ended July 1, 2018.

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

Leases

The Company leases office space, cars and equipment under operating leases, some of which are non-cancelable, with various expiration dates through December 2026. In June 2018, Arlo Technologies Inc., a wholly owned subsidiary of the Company, entered into an office lease agreement expiring December 2028. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of July 1, 2018, the Company had approximately $164.2 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Warranty Obligation
Changes in the Company’s warranty obligation, which is included in Other accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018		July 2, 2017
	(In thousands)
Balance as of beginning of the period	$18,978	$56,336	$75,824		$58,520
Reclassified to sales returns upon adoption of ASC 606	—	—	(57,860)	*	—
Provision for warranty obligation made during the period	883	34,515	2,941		61,268
Settlements made during the period	(1,102)	(30,400)	(2,146)		(59,337)
Balance at end of period	$18,759	$60,451	$18,759		$60,451
________________________
* Upon adoption of ASC 606 on January 1, 2018, certain warranty reserve balances totaling $57.9 million were reclassified to sales returns as these liabilities are payable to the Company's customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 1, 2018.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 1, 2018.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employment Agreements

The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for 52 weeks (for the Chief Executive Officer), 39 weeks (for the Chief Operations Officer) and up to 26 weeks (for other key executives). Such employees will also continue to have equity awards vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, such employees are entitled to full acceleration (for the Chief Executive Officer) and up to two years acceleration (for other key executives) of any unvested portion of his or her equity awards. The Company has no liabilities recorded for these agreements as of July 1, 2018.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Ericsson appealed the PTAB’s Broadcom IPR decision to the Federal Circuit and also requested that the PTAB reconsider its decision. The PTAB denied Ericsson’s request for reconsideration. On appeal to the Federal Circuit, Ericsson argued that the PTAB’s determination that Broadcom had timely filed its IPR petitions was improper, as it was in privity with the defendants, and that the PTAB should not have invalidated the claims of the '625 Patent, the '568 Patent, and '215 Patent. The Federal Circuit upheld the invalidity of the patents’ claims, as previously determined by the PTAB, and ruled that Ericsson could not appeal the timeliness of Broadcom’s IPR petitions. Ericsson petitioned the Federal Circuit for an en banc rehearing of the Federal Circuit's panel decision that Broadcom was timely in bringing its IPRs, and the Federal Circuit agreed to the en banc rehearing. On January 8, 2018, the Federal Circuit sitting en banc ruled that the timeliness of Broadcom’s IPR petitions was an appealable issue. Following this en banc decision finding that PTAB decisions on privity are appealable, on April 20, 2018, the original three judge panel upheld its prior finding of invalidity and found that Broadcom was not in privity with the defendants in the district court case, and had timely filed its IPR petitions. In response, Ericsson filed another motion for an en banc hearing of this decision.

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

In June 2015, the Company filed with the Provincial Tax Court of Milan an appeal brief including a Request for Hearing in Open Court and Request for Suspension of the Tax Assessment for the 2005 through 2006 tax years. The hearing for suspension was held and the Request for Suspension of payment was granted. The hearing for the validity of the tax assessment for 2005 and 2006 was held in December 2015 with the Provincial Tax Court issuing its decision in favor of the Company. The Inland Revenue Agency filed its appeal with the Regional Tax Court. The Company filed its counter brief on September 30, 2016 and the hearing was held on March 22, 2017. A decision favorable to the Company was issued by the Court on July 5, 2017. The

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Italian Tax Authority has appealed the decision to the Supreme Court and the Company has responded with a counter appeal brief on December 3, 2017 and awaits scheduling of the hearing.

The hearing for the validity of the tax assessment for 2007 was held on March 10, 2016 with the Provincial Tax Court who issued its decision in favor of the Company on April 7, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court and the Company has submitted its counter brief. The hearing was held on November 17, 2017 and the Company received a positive decision on December 11, 2017. On June 11, 2018, the Italian government filed its appeal brief with the Supreme Court, and the Company filed its counter brief on July 12, 2018 and awaits scheduling of the hearing.

With respect to 2008 through 2010, the Company filed its appeal briefs with the Provincial Tax Court in October 2015 and the hearing for the validity of the tax assessments was held on April 21, 2016. A decision favorable to the Company was issued on May 12, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court. The Company filed its counter brief on February 5, 2017. The hearing was held on May 21, 2018, and the Company received a favorable decision on June 12, 2018.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On December 3, 2015, the Company filed with the Court a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On December 23, 2015, CMS filed its response to the Company’s motion to transfer, and, on January 8, 2016, the Company filed its reply brief in support of its motion to transfer venue. On January 15, 2016, the Court granted the Company’s motion to transfer venue to the District Court for the Northern District of California. The initial case management conference in the Northern District of California occurred on May 13, 2016, and on August 19, 2016, the parties exchanged preliminary claim constructions and extrinsic evidence. On August 26, 2016, the Company and three defendants in other Northern District of California CMS cases (Juniper Networks, Inc., Ruckus Wireless, Inc., and Fortinet, Inc.) submitted motions to stay their cases. The defendants in part argued that stays were appropriate pending the resolution of the currently-pending IPRs of the patents-in-suit before the Patent Trial and Appeal Board (PTAB), including four IPR Petitions filed by Juniper. On September 9, 2016, CMS submitted its opposition to the motions to stay the cases. On September 26, 2016, the Court ordered the cases stayed in their entirety, until the PTAB reaches institution decisions with respect to Juniper’s four pending IPR petitions. Juniper’s four IPR petitions were instituted by the PTAB in January 2017, and the Company subsequently moved to join the IPR petitions as an “understudy” to Juniper, only assuming a more active role in the petitions in the event Juniper settles with CMS. For all four patents in suit against the Company, the PTAB ordered that (a) the Petitioners’ (the Company, Ruckus, and Brocade) Motion for Joinder to the Juniper IPRs is granted; (b) the Petitioners IPRs are instituted on the same grounds as in the Juniper ‘IPRs and Petitioners are joined with the Juniper IPRs; and (c) all further filings by Petitioners in the joined proceedings will be in the Juniper IPRs. On December 21, 2017, the PTAB issued the first of the four Final Written Decisions in the IPRs filed by the Company on the patents in suit, ruling that the claims of the ‘107 Patent asserted by Chrimar were invalid. This was quickly followed by two more Final Written Decisions -- on January 3, 2018, the ’838 patent’s asserted claims were ruled invalid, and on January 23, 2018 the ‘012 patent’s asserted claims were ruled invalid. Chrimar has 30 days from each Final Written Decision to seek a rehearing at the PTAB and 63 days from each to file an appeal. On April 26, 2018, the PTAB issued its decision invalidating all of the claims of the ‘760 patent challenged in the IPR. The PTAB’s reasoning was similar to the reasoning set forth in the PTAB’s previous decisions on the 012, 107 and 838 patents. The ‘760 patent claims were, however, amended by Chrimar during the pendency of the ‘760 IPR, and the PTAB did not rule on the validity of the amended claims, as they were not challenged in the original IPR Petitions (they couldn’t have been because the Chrimar amendments had not yet happened). On June 6, 2018, Chrimar’s appeals on all 4 written decisions by the USPTO invalidating all challenged claims were consolidated. The parties plan to submit briefs on the matter in the coming months.

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

Realtime dismissed this case without prejudice on May 18, 2018.

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

On May 3, 2018, the Company and other defendants filed their IPRs. The case is now stayed.

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

On June 28, 2018, the Company and other defendants submitted invalidity contentions. The Company along with other defendants jointly filed IPRs challenging 3 of the patents in suit on July 18, 2018.

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

On June 21, 2018, plaintiff voluntarily dismissed the case without prejudice.

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

The Company was served with the complaint on April 12, 2018. The Company filed its answer on July 9, 2018.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Klebba v. NETGEAR

On May 24, 2018, Ryan Klebba filed a purported class-action complaint in the District Court for the Western District of Texas.  The complaint alleges that the Arlo Baby Product fails to perform as advertised and the Company did not release a tablet as promised, thereby decreasing the value of the Arlo Baby monitor.  On July 23, 2018, the Company answered the complaint by filing a Motion to Compel Arbitration and a Motion to Dismiss. The plaintiff’s opposition is due on August 20, 2018, and the Company’s reply is due on September 5, 2018.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Fischer v. NETGEAR

On June 4, 2018, Plaintiff Rob Fischer filed a purported class-action complaint in the Circuit Court of Cook County, Ill, alleging the Company’s Range Extender does not extend the range of a consumer’s WiFi network as shown in a diagram in a data sheet.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Be Labs v. NETGEAR

On July 11, 2018, Be Labs sued the Company for patent infringement in the District Court of Delaware. The complaint alleges that NETGEAR’s wireless distribution systems infringe U.S. Patent Nos. 7,827,581 (“the ’581 patent”) and 9,344,183 (“the ’183 patent”). The Company has not yet been served.

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

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of July 1, 2018, 2.0 million shares remained authorized for repurchase under the repurchase program. The Company did not repurchase any shares of common stock under the authorizations during the six months ended July 1, 2018. The Company repurchased, reported based on trade date, 1.1 million shares of common stock at a cost of $56.6 million under the repurchase authorization during the six months ended July 2, 2017.

The Company repurchased, as reported based on trade date, approximately 123,000 shares of common stock at a cost of $7.2 million to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the six months ended July 1, 2018. Similarly, during the six months ended July 2, 2017, the Company repurchased, as reported based on trade date, approximately 119,000 shares of common stock at a cost of $5.6 million to facilitate tax withholding for RSUs.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component for the six months ended July 1, 2018 and July 2, 2017:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2017	$(146)	$(838)	$133	$(851)
Other comprehensive income (loss) before reclassifications	31	180	31	242
Less: Amount reclassified from accumulated other comprehensive income	—	(636)	134	(502)
Net current period other comprehensive income (loss)	31	816	(103)	744
Balance as of July 1, 2018	$(115)	$(22)	$30	$(107)

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2016	$(31)	$2,230	$(261)	$1,938
Other comprehensive income (loss) before reclassifications	(82)	(7,052)	807	(6,327)
Less: Amount reclassified from accumulated other comprehensive income	—	648	(227)	421
Net current period other comprehensive income (loss)	(82)	(7,700)	1,034	(6,748)
Balance as of July 2, 2017	$(113)	$(5,470)	$773	$(4,810)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and six months ended July 1, 2018 and July 2, 2017:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended July 1, 2018		Six Months Ended July 1, 2018
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
	(In thousands)		(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$1,783	Net revenue	$(785)	Net revenue
Foreign currency forward contracts	(7)	Cost of revenue	(1)	Cost of revenue
Foreign currency forward contracts	(13)	Research and development	86	Research and development
Foreign currency forward contracts	(157)	Sales and marketing	73	Sales and marketing
Foreign currency forward contracts	(50)	General and administrative	(9)	General and administrative
	1,556	Total before tax	(636)	Total before tax
	(327)	Tax impact	134	Tax impact
	$1,229	Total, net of tax	$(502)	Total, net of tax

Details about Accumulated Other Comprehensive Income Components	Three Months Ended July 2, 2017		Six Months Ended July 2, 2017
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
	(In thousands)		(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$(1,008)	Net revenue	$1,027	Net revenue
Foreign currency forward contracts	(1)	Cost of revenue	(14)	Cost of revenue
Foreign currency forward contracts	(55)	Research and development	(74)	Research and development
Foreign currency forward contracts	115	Sales and marketing	(249)	Sales and marketing
Foreign currency forward contracts	17	General and administrative	(42)	General and administrative
	(932)	Total before tax	648	Total before tax
	326	Tax impact	(227)	Tax impact
	$(606)	Total, net of tax	$421	Total, net of tax

Note 11.	Employee Benefit Plans

The Company grants options and RSUs under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Award vesting periods for this plan are generally four years. In May 2018, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 plan by an additional 1.7 million shares. As of July 1, 2018, approximately 1.9 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. As of July 1, 2018, approximately 0.8 million shares were available for issuance under the ESPP.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity

Stock option activity during the six months ended July 1, 2018 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2017	1,879	$34.08
Granted	348	70.15
Exercised	(123)	23.58
Cancelled	—	—
Expired	(5)	20.07
Outstanding as of July 1, 2018	2,099	$40.71

RSU Activity

RSU activity during the six months ended July 1, 2018 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2017	1,130	$43.22
Granted	855	67.60
Vested	(392)	40.77
Cancelled	(23)	51.53
Outstanding as of July 1, 2018	1,570	$56.99

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below sets forth the weighted average assumptions used to estimate the fair value of option grants and purchase rights granted under the ESPP during the three and six months ended July 1, 2018 and July 2, 2017.

	Three Months Ended				Six Months Ended
	Stock Options		ESPP		Stock Options		ESPP
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Expected life (in years)	NA	4.4	NA	NA	4.4	4.4	0.5	0.5
Risk-free interest rate	NA	1.65%	NA	NA	2.32%	1.65%	1.81%	0.66%
Expected volatility	NA	31.6%	NA	NA	30.9%	31.6%	37.1%	27.6%
Dividend yield	NA	—	NA	NA	—	—	—	—
The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Cost of revenue	$866	$542	$1,718	$978
Research and development	1,949	1,373	3,524	2,692
Sales and marketing	2,588	1,438	5,119	2,685
General and administrative	3,567	2,348	6,759	4,474
Total stock-based compensation	$8,970	$5,701	$17,120	$10,829

As of July 1, 2018, $12.0 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.6 years. $80.1 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.9 years.

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

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income (loss) includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, separation expense, restructuring and other charges, litigation reserves, net, interest income and other income (expense), net. The CODM does not evaluate operating segments using discrete asset information.

Financial information for each reportable segment and a reconciliation of segment contribution income (loss) to income (loss) before income taxes is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands, except percentage data)
Net revenue:
Arlo	$104,813	$78,732	$201,022	$139,444
Connected Home	191,164	185,905	368,945	380,266
SMB	70,843	66,086	141,826	134,670
Total net revenue	$366,820	$330,723	$711,793	$654,380
Contribution income (loss):
Arlo	$(42)	$3,172	$4,318	$3,493
Arlo contribution margin	(0.0)%	4.0%	2.1%	2.5%
Connected Home	$30,331	$25,124	$55,860	$56,836
Connected Home contribution margin	15.9%	13.5%	15.1%	14.9%
SMB	$18,343	$16,752	$36,930	$35,256
SMB contribution margin	25.9%	25.3%	26.0%	26.2%
Total segment contribution income	$48,632	$45,048	$97,108	$95,585
Corporate and unallocated costs	(26,946)	(17,033)	(49,549)	(35,234)
Amortization of intangibles (1)	(2,346)	(3,146)	(4,807)	(7,528)
Stock-based compensation expense	(8,970)	(5,701)	(17,120)	(10,829)
Separation expense	(11,984)	—	(18,768)	—
Restructuring and other charges	(1,376)	(22)	(1,367)	(59)
Litigation reserves, net	(5)	(53)	(5)	(53)
Interest income	1,072	482	1,820	887
Other income (expense), net	1,061	383	(191)	718
Income (loss) before income taxes	$(862)	$19,958	$7,121	$43,487
_________________________

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.

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

The following table shows net revenue by geography for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
United States (U.S.)	$252,305	$221,387	$480,800	$427,512
Americas (excluding U.S.)	7,521	5,562	12,646	11,066
EMEA	68,681	55,204	135,310	113,649
APAC	38,313	48,570	83,037	102,153
Total net revenue	$366,820	$330,723	$711,793	$654,380

Long-lived assets by Geographic Region
Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations:

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
United States (U.S.)	$16,838	$9,216
Americas (excluding U.S.)	2,219	1,807
EMEA	318	141
China	6,539	6,803
APAC (excluding China)	3,223	2,693
Total property and equipment, net	$29,137	$20,660

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13.	Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of July 1, 2018:

	As of July 1, 2018
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$15,890	$15,890	$—	$—
Available-for-sale securities: U.S. treasuries (1)	125,625	125,625	—	—
Available-for-sale securities: certificates of deposit (1)	154	154	—	—
Trading securities: mutual funds (1)	2,462	2,462	—	—
Foreign currency forward contracts (2)	3,824	—	3,824	—
Total assets measured at fair value	$147,955	$144,131	$3,824	$—
Liabilities:
Foreign currency forward contracts (3)	$507	$—	$507	$—
Total liabilities measured at fair value	$507	$—	$507	$—
_________________________

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

(3)	Included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	As of December 31, 2017
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$12,606	$12,606	$—	$—
Available-for-sale securities: U.S. treasuries (1)	124,670	124,670	—	—
Available-for-sale securities: certificates of deposit (1)	162	162	—	—
Trading securities: mutual funds (1)	2,094	2,094	—	—
Foreign currency forward contracts (2)	1,799	—	1,799	—
Total assets measured at fair value	$141,331	$139,532	$1,799	$—
Liabilities:
Foreign currency forward contracts (3)	$8,192	$—	$8,192	$—
Total liabilities measured at fair value	$8,192	$—	$8,192	$—
_________________________

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

(3)	Included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of July 1, 2018 and December 31, 2017, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

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

Restructuring and other charges recognized in the three and six months ended July 1, 2018, were primarily for severance, and other costs in relation to certain office closures and downsizes. No significant restructuring and other charges were recognized during the three and six months ended July 2, 2017. Amounts attributable to lease contract termination charges will be paid over the remaining lease term until January 2022.

The following table provides a summary of the activity related to accrued restructuring and other charges for the six months ended July 1, 2018:

	Accrued Restructuring and Other Charges at December 31, 2017	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at July 1, 2018
	(In thousands)
Restructuring
Employee termination charges	$6	$917	$(400)	$(6)	$517
Lease contract termination and other charges	1,129	459	(439)	(3)	1,146
Total Restructuring and other charges	$1,135	$1,376	$(839)	$(9)	$1,663

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15. Subsequent Events

On July 6, 2018, an IPO Registration Statement relating to the IPO of common stock, par value $0.001 per share, of Arlo Technologies, Inc. ("Arlo"), a wholly owned subsidiary of NETGEAR, was filed with the SEC. The IPO Registration Statement was declared effective on August 2, 2018. On August 2, 2018, Arlo and NETGEAR announced the pricing of the IPO of 10,215,000 shares of Arlo’s common stock at a price to the public of $16.00 per share. Arlo’s shares began trading on the New York Stock Exchange under the ticker symbol “ARLO” on August 3, 2018, and the IPO is expected to close on August 7, 2018, subject to customary closing conditions. In addition, Arlo has granted the underwriters a 30-date option to purchase up to an additional 1,532,250 shares of Arlo’s common stock at the IPO price, less underwriting discounts and commissions. At the closing, NETGEAR is expected to own 62,500,000 shares of common stock of Arlo, representing approximately 86.0% of the shares of Arlo’s common stock (or approximately 84.2% of the shares of Arlo’s common stock if the underwriters exercise in full their option to purchase additional shares of Arlo’s common stock). The estimated net proceeds to Arlo from the offering, after deducting the underwriting discount and estimated offering expenses, are expected to be approximately $144.6 million (or approximately $167.4 million if the underwriters’ option to purchase additional shares is exercised in full). The Company currently intends that, following the IPO and no earlier than the expiration or earlier termination of the 145-day lock-up period applicable to NETGEAR, it will complete the Separation by distributing the shares of Arlo common stock then held by NETGEAR to NETGEAR’s stockholders in a manner generally intended to qualify as tax-free to NETGEAR’s stockholders for U.S. federal income tax purposes (the “Distribution”).

The separation of the Arlo business, including the Distribution, is subject to market, tax and legal considerations, final approval by the Company’s Board of Directors and other customary requirements. However, the Company may abandon or change the structure of the Distribution if it determines, in its sole discretion, that the Distribution is not in the best interest of the Company or its stockholders. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the planned separation.

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

The markets in which all of our segments operate are intensely competitive and subject to rapid technological change. We believe that the principal competitive factors in the consumer and small and medium-sized businesses markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, security, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and subscription services, and enhancing our current products while continuing to expand our channels and maintaining customer satisfaction worldwide. Among these investments is an enhanced focus on cybersecurity relating to our products and systems, as the threat of cyber-attacks and exploitation of potential security vulnerabilities in our industry is on the rise and is increasingly a significant consumer concern.

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Wal-Mart, Fry’s Electronics, Staples, Target, Argos (U.K.), FNAC (Europe), MediaMarkt (Europe), Darty (France), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com worldwide, Newegg.com (US), JD.com and Alibaba (China), as well as Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future.

On February 6, 2018, we announced that our Board of Directors had unanimously approved the pursuit of a separation of our Arlo business from us (the “Separation”), expected to be effected through an initial public offering (“IPO”) of newly issued shares of the common stock of Arlo Technologies, Inc. (“Arlo”), which will hold the Arlo business. We also announced that we expect Matthew McRae, our Senior Vice President of Strategy, to serve as Arlo’s Chief Executive Officer upon the completion of the IPO. On July 6, 2018, a registration statement (as amended, the “IPO Registration Statement”) relating to the IPO of common stock of Arlo, was filed with the U.S. Securities and Exchange Commission. The IPO Registration Statement was declared effective on August 2, 2018. Arlo’s shares began trading on August 3, 2018. At the closing, which is expected to occur on August 7, subject to customary closing conditions, we are expected to own approximately 86.0% of the shares of Arlo’s common stock (or approximately 84.2% of the shares of Arlo’s common stock if the underwriters exercise in full their option to purchase additional shares of Arlo’s common stock). We currently intend that, following the IPO and no earlier than the expiration or earlier termination of the 145-day lock-up period applicable to us, we will complete the Separation by distributing the shares of Arlo common stock then held by us to our stockholders in a manner generally intended to qualify as tax-free to our stockholders for U.S. federal income tax purposes (the “Distribution”). For details on the IPO, refer to Note 15, Subsequent Event, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

The Separation, including the Distribution, is subject to market, tax and legal considerations, final approval by the Company’s Board of Directors and other customary requirements. However, we may abandon or change the structure of the Distribution if we determine, in our sole discretion, that the Distribution is not in the best interest of us or our stockholders. This Quarterly Report on Form 10-Q does not constitute an offer to sell or a solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the planned separation.

We expect to incur significant costs in connection with our planned separation of our Arlo business. These costs primarily consists of third-party advisory, consulting, legal and professional services, IT costs and employee bonuses directly related to the separation, as well as other items that are incremental and one-time in nature that are related to the planned Arlo separation. Additionally, we expect to incur dis-synergies resulting from the planned separation primarily relating to incremental personnel and facilities related expenditure to establish Arlo as a stand-alone company. Separation expense incurred was $12.0 million during the three months ended July 1, 2018 and $20.2 million since commencement in December 2017 to date. We expect to continue to incur additional separation expense in 2018 until we complete the planned separation of our Arlo business. We currently estimate that such additional separation costs and dis-synergies relating to the separation, solely for the three months ended September 30, 2018, will be approximately $11.0 million and $19.0 million, respectively, although the estimates are subject to a number of assumptions and uncertainties.

During the three months ended July 1, 2018, we experienced a 10.9% increase in net revenue while a loss from operations of $3.0 million, compared to income from operations of $19.1 million for the same period of the prior year. Net revenue increased in all segments, with Arlo, SMB and Connected Home increasing by 33.1%, 7.2%, and 2.8%, respectively. The increase in Arlo segment net revenue was mainly driven by our Arlo cameras which continue to experience strong demand across all geographic regions. The increase in SMB net revenue was mainly due to growth in switches compared to the prior year period. Connected Home segment net revenue increased primarily as a result of higher net revenue of home wireless products, partially offset by lower net revenue from mobile products. Operating expenses increased $39.3 million in the three months ended July 1, 2018 compared to the prior year period as a result of separation expense of $12.0 million, increased sales and marketing of $10.5 million, research and development of $8.0 million, general and administrative of $7.5 million, and restructuring and other charges of $1.3 million. Operating expenses in the three months ended July 1, 2018 includes $5.1 million of dis-synergies relating to the planned separation of our Arlo business, primarily relating to incremental personnel and facilities related expenditure. The increase in operating expenses was partially offset by higher gross margin achievement resulting in an overall decline of $22.1 million in income (loss) from operations compared to the prior year period.

On a geographic basis, net revenue increased in the Americas and EMEA, and declined in APAC in three months ended July 1, 2018 as compared to the prior year period. The increase in Americas net revenue was primarily driven by higher net revenue from our Arlo cameras, home wireless, mobile, and broadband modem and gateway products. The increase in EMEA was primarily driven by increased net revenue from our Arlo cameras, switches, and home wireless products. APAC net revenue decreased due to a decline in net revenue of our mobile, home wireless, and broadband modem and gateway products, partially offset by increases in Arlo cameras and switches.

Looking forward, we expect strong growth in our Arlo segment driven by increasing demand for our Arlo cameras and expect to continue to introduce new product and services offerings, while we move forward with our planned separation of the Arlo business. We also expect growth in our SMB segment driven by sales of our 10Gig, PoE, web-managed and app-managed switches, ProAV switches and rackmount storage products. We are targeting low single digit growth in our Connected Home segment compared with the same period of the prior year. We expect service provider net revenue to be approximately $50 million per quarter and anticipate an increased share of this revenue will be derived from Arlo in fiscal 2018. In addition, we expect a shift in consumer preference away from single point WiFi routers to whole Home WiFi Systems which may require increased marketing and promotional expenditures to achieve similar levels of market share as we have experienced in the WiFi router category.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations for the three and six months ended July 1, 2018, with the comparable reporting period in the preceding year.

	Three Months Ended				Six Months Ended
	July 1, 2018		July 2, 2017		July 1, 2018		July 2, 2017
	(In thousands, except percentage data)
Net revenue	$366,820	100.0%	$330,723	100.0%	$711,793	100.0%	$654,380	100.0%
Cost of revenue	257,648	70.2%	238,787	72.2%	498,116	70.0%	465,512	71.1%
Gross profit	109,172	29.8%	91,936	27.8%	213,677	30.0%	188,868	28.9%
Operating expenses:
Research and development	31,371	8.6%	23,357	7.1%	60,318	8.5%	46,040	7.0%
Sales and marketing	46,983	12.7%	36,461	11.0%	90,641	12.7%	74,690	11.5%
General and administrative	20,448	5.6%	12,950	3.9%	37,086	5.2%	26,144	4.0%
Separation expense	11,984	3.3%	—	—%	18,768	2.6%	—	—%
Restructuring and other charges	1,376	0.4%	22	0.0%	1,367	0.2%	59	0.0%
Litigation reserves, net	5	0.0%	53	0.0%	5	0.0%	53	0.0%
Total operating expenses	112,167	30.6%	72,843	22.0%	208,185	29.2%	146,986	22.5%
Income (loss) from operations	(2,995)	(0.8)%	19,093	5.8%	5,492	0.8%	41,882	6.4%
Interest income	1,072	0.3%	482	0.1%	1,820	0.2%	887	0.1%
Other income (expense), net	1,061	0.3%	383	0.1%	(191)	0.0%	718	0.1%
Income (loss) before income taxes	(862)	(0.2)%	19,958	6.0%	7,121	1.0%	43,487	6.6%
Provision for income taxes	4,368	1.2%	5,376	1.6%	6,761	0.9%	12,911	1.9%
Net income (loss)	$(5,230)	(1.4)%	$14,582	4.4%	$360	0.1%	$30,576	4.7%

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

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Americas	$259,826	14.5%	$226,949	$493,446	12.5%	$438,578
Percentage of net revenue	70.9%		68.6%	69.3%		67.0%
EMEA	$68,681	24.4%	$55,204	$135,310	19.1%	$113,649
Percentage of net revenue	18.7%		16.7%	19.0%		17.4%
APAC	$38,313	(21.1)%	$48,570	$83,037	(18.7)%	$102,153
Percentage of net revenue	10.4%		14.7%	11.7%		15.6%
Total net revenue	$366,820	10.9%	$330,723	$711,793	8.8%	$654,380

Americas

The increase in Americas net revenue in the three and six months ended July 1, 2018, compared to the prior year periods, was primarily driven by increased net revenue of our Arlo cameras, mobile and home wireless products. Additionally, net revenue was negatively impacted by provisions for channel promotion activities deemed to be a reduction of net revenue increasing disproportionately compared to the prior year periods.

Arlo segment net revenue experienced growth of 21.6% and 39.1% in the three and six months ended July 1, 2018, respectively, compared to the prior year periods, as we continued to experience robust demand for our Arlo product portfolio and benefited from an expanded customer channel compared to the prior year periods. Connected Home net revenue increased by 13.4% and 4.9% in the three and six months ended July 1, 2018, respectively, compared to the prior year periods. The increases in Connected Home net revenue primarily related to mobile and home wireless products, benefiting from strong performances from our Orbi home WiFi systems and Nighthawk routers. SMB net revenue increased by 3.1% in the three months ended July 1, 2018, and decreased by 1.4% in the six months ended July 1, 2018 as we experienced slight declines in net revenue from switches, offset by increased net revenue from SMB wireless upon the introduction of Orbi Pro.

EMEA

EMEA net revenue increased in the three and six months ended July 1, 2018, compared to the prior year periods, driven by increased net revenue from our Arlo cameras, switches, and home wireless products. The increase was partially offset by declines in net revenue of our broadband modem and gateway products. EMEA net revenue increased in both periods across all segments, compared to the prior year periods. The increase in Arlo net revenue was primarily driven by robust demand for our Arlo Pro 2 cameras.

APAC

APAC net revenue decreased in the three and six months ended July 1, 2018, compared to the prior year periods. The decrease was primarily attributable to lower net revenue of our mobile, broadband modem and gateway products, and home wireless products, partially offset by higher net revenue from Arlo cameras and switches. The decline in mobile and broadband modem and gateway products was primarily attributable to service provider customers.

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

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Cost of revenue	$257,648	7.9%	$238,787	$498,116	7.0%	$465,512
Gross margin	29.8%		27.8%	30.0%		28.9%

Cost of revenue increased for the three and six months ended July 1, 2018, compared to the prior year periods, primarily due to increased net revenue.

Gross margin increased for the three and six months ended July 1, 2018 compared to the prior year periods, primarily due to higher product margin achievement, mainly due to favorable product mix and improved foreign exchange rates, partially offset by higher provisions for channel marketing promotion activities deemed to be a reduction of net revenue increasing disproportionately compared to the prior year periods.

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

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Research and development expense	$31,371	34.3%	$23,357	$60,318	31.0%	$46,040

Research and development expense increased for the three months ended July 1, 2018, compared to the prior year period, primarily due to an increase of $3.6 million in personnel-related expenditures, $2.7 million in IT and facility allocations, and $2.2 million in variable compensation. The total increase in research and development expense for the three months ended July 1, 2018 included $1.1 million of dis-synergies relating to the separation, primarily relating to incremental personnel and facilities related expenditure. Research and development expense increased for the six months ended July 1, 2018, compared to the prior year period, due to an increase of $5.8 million in personnel-related expenditures, $5.0 million in IT and facility allocations, $2.8 million in variable compensation, and $0.8 million in engineering projects and outside professional services. The total increase in research and development expense for the six months ended July 1, 2018 includes $1.3 million of dis-synergies relating to the separation. Research and development headcount increased from 329 as of July 2, 2017 to 393 as of July 1, 2018. The increase in research and development headcount was attributable to the Arlo segment, Corporate research and development and the Connected Home segment.
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

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Sales and marketing expense	$46,983	28.9%	$36,461	$90,641	21.4%	$74,690

Sales and marketing expense increased for the three months ended July 1, 2018, compared to the prior year period, primarily due to an increase in personnel-related expenditures of $4.9 million, variable compensation of $1.5 million, marketing expenditures of $1.4 million and IT and facility allocations of $1.3 million. The total increase in sales and marketing expense for the three months ended July 1, 2018 included $1.5 million of dis-synergies relating to the separation, primarily relating to incremental personnel and facilities related expenditure. Sales and marketing expense increased for the six months ended July 1, 2018, compared to the prior year period, due to an increase in personnel-related expenditures of $8.7 million, variable compensation of $2.2 million, IT and facility allocations of $1.8 million, marketing expenditures of $1.7 million and outside professional services of $1.0 million. The increased expenditures on marketing for the three and six months ended July 1, 2018 are a result of investment in brand marketing to strengthen our competitive position across all segments. The total increase in sales and marketing expense for the six months ended July 1, 2018 includes $1.7 million of dis-synergies relating to the separation. Sales and marketing headcount increased from 324 employees as of July 2, 2017 to 354 employees as of July 1, 2018.

We expect our sales and marketing expense to grow in absolute dollars in the remainder of fiscal year 2018. We expect to continue to invest in brand marketing to strengthen our competitive position in fast growing product categories. In addition, the planned separation of the Arlo business will result in dis-synergies, mainly associated with duplicate hiring for various sales and marketing roles. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of net revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
General and administrative expense	$20,448	57.9%	$12,950	$37,086	41.9%	$26,144

General and administrative expense increased for the three months ended July 1, 2018, compared to the prior year period, mainly due to higher personnel-related expenditures of $2.7 million, legal and professional services of $2.0 million, variable compensation of $1.5 million, and IT and facility allocation of $0.4 million. The total increase in general and administrative expense for the three months ended July 1, 2018 included $1.9 million of dis-synergies relating to the separation, primarily relating to incremental personnel and facilities related expenditure. General and administrative expense increased for the six months ended July 1, 2018, compared to the prior year period, mainly due to higher personnel-related expenditures of $4.9 million, legal and professional services of $2.7 million and variable compensation of $2.0 million. The total increase in general and administrative expense for the six months ended July 1, 2018 included $2.3 million of dis-synergies relating to the separation. General and administrative headcount increased from 165 employees as of July 2, 2017 to 213 employees as of July 1, 2018.
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

Separation Expense

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Separation expense	$11,984	**	$—	$18,768	**	$—
**Percentage change not meaningful.

Separation expense primarily consists of expenses that are related to the planned separation of the Arlo business from us. These consist primarily of third-party advisory, consulting, legal and professional services, IT costs and employee bonuses directly related to the separation, as well as other items that are incremental and one-time in nature that are related to the planned Arlo separation.

Restructuring and Other Charges

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Restructuring and other charges	$1,376	**	$22	$1,367	**	$59
**Percentage change not meaningful.

Restructuring and other charges recognized in the three and six months ended July 1, 2018, was primarily for severance, and other costs in relation to certain office closures and downsizes. No significant restructuring and other charges were recognized during the three and six months ended July 2, 2017.

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

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net for the periods indicated:

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Interest income	$1,072	122.4%	$482	$1,820	105.2%	$887
Other income (expense), net	1,061	177.0%	383	(191)	**	718
Total	$2,133	146.6%	$865	$1,629	1.5%	$1,605
**Percentage change not meaningful.

Interest income increased for the three and six months ended July 1, 2018, compared to the prior year periods, due to increases in both short term investment average balances and yields obtained on such balances being more favorable than the prior year periods.

Other income (expense), net increased for the three months ended July 1, 2018, compared to the prior year period, primarily due to higher gains recognized relating to foreign currency forward contracts. Other income (expense), net decreased for the six months ended July 1, 2018, primarily due to impairment charges of $1.4 million pertaining to an investment, partially offset by higher gains recognized relating to foreign currency forward contracts. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three and six months ended July 1, 2018. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Provision for income taxes	$4,368	(18.8)%	$5,376	$6,761	(47.6)%	$12,911
Effective tax rate	(506.7)%		26.9%	94.9%		29.7%

The increase in the effective tax rate and decrease in tax expense for the three and six months ended July 1, 2018, compared to the three and six months ended July 2, 2017, resulted primarily from a decline in pre-tax earnings resulting from an increase in expenses from the separation of the Arlo business coupled with our estimation that a portion of these costs are nondeductible. This was partially offset by a decrease in the U.S. federal tax rate from 35% to 21%.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act reduced the U.S. statutory rate from 35% to 21% effective as of January 1, 2018. In addition, certain new complex tax rules related to the taxation of foreign earnings (Global Intangible Low-Taxed Income, Foreign Derived Intangible Income and Base Erosion and Anti-abuse Tax) became effective as of January 1, 2018. Based on information available to date, we have evaluated these provisions and estimate that there is no material impact on the Company's income tax provision for the six months ended July 1, 2018.

In the year ended December 31, 2017, we recorded the effects of a reduction in tax rates from 35% to 21% on our deferred tax assets and liabilities and a one-time transition tax. After the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We have calculated an estimate of the impact of the Tax Act in our tax provision for the period ending December 31, 2017 in accordance with our understanding of the Tax Act and guidance available as of the date of the filing of Form 10-K and as a result recorded $48.3 million as additional income tax expense in the fourth fiscal quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $26.6 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $21.7 million. We have reviewed these amounts based on additional guidance available and have not changed our estimates.

In accordance with SAB 118, we have determined that the $21.7 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. We have reviewed these amounts based on additional guidance available and have not changed our estimates.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income (loss) to income (loss) before income taxes can be found in Note 12, Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Arlo

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(in thousands, except percentage data)
Net revenue	$104,813	33.1%	$78,732	$201,022	44.2%	$139,444
Percentage of total net revenue	28.6%		23.8%	28.3%		21.3%
Contribution income (loss)	$(42)	**	$3,172	$4,318	23.6%	$3,493
Contribution margin	(0.0)%		4.0%	2.1%		2.5%
**Percentage change not meaningful.

Arlo segment net revenue increased significantly for the three and six months ended July 1, 2018, compared to the prior year periods. The rapid expansion of the smart camera market combined with the introduction of our Arlo Pro 2 camera was mainly responsible for the year over year increase. We continue to experience strong demand across all regions for our Arlo product portfolio and we expect to continue to satisfy this demand through new product and service introductions.

Contribution income (loss) decreased significantly for the three months ended July 1, 2018, compared to the prior year period, primarily due to operating expenses increasing as a proportion of net revenue, mainly attributable to higher research and development and sales and marketing expenses. Contribution income increased for the six months ended July 1, 2018, compared to the prior year period. The improved profitability was mainly as a result of higher gross margin achievement, partially offset by increased operating expenses as a proportion of net revenue mainly attributable to higher sales and marketing and research and development expenses. We continue to invest in brand marketing to strengthen our competitive position and in research and development to expand our Arlo product offerings and services.

Connected Home

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(in thousands, except percentage data)
Net revenue	$191,164	2.8%	$185,905	$368,945	(3.0)%	$380,266
Percentage of total net revenue	52.1%		56.2%	51.8%		58.1%
Contribution income	$30,331	20.7%	$25,124	$55,860	(1.7)%	$56,836
Contribution margin	15.9%		13.5%	15.1%		14.9%

Connected Home segment net revenue increased for the three months ended July 1, 2018, compared to the prior year period, primarily due to higher net revenue from home wireless and broadband modem and gateway products. The growth in home wireless products was driven by our Nighthawk routers and Orbi home WiFi systems. Connected Home segment net revenue decreased for the six months ended July 1, 2018, compared to the prior year period, primarily due to lower net revenue from broadband modem and gateway, mobile, and powerline products. The decline was partially offset by increased net revenue of home wireless products driven by our Orbi home WiFi systems. The decline in broadband modem and gateway and mobile products was mainly attributable to lower net revenue from service provider customers. Geographically, for both periods, net revenue increased in the Americas and EMEA and decreased in APAC. Net revenue from service provider customers decreased $2.1 million and $13.5 million, respectively, for the three and six months ended July 1, 2018.

Contribution income increased for the three months ended July 1, 2018, compared to the prior year period, primarily due to increased net revenue and improved gross margin, mainly due to favorable product mix and improved foreign exchange rates. Contribution income decreased for the six months ended July 1, 2018, compared to the prior year period, primarily due to the lower net revenue, partially offset by the improved gross margin performance.

SMB

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(in thousands, except percentage data)
Net revenue	$70,843	7.2%	$66,086	$141,826	5.3%	$134,670
Percentage of total net revenue	19.3%		20.0%	19.9%		20.6%
Contribution income	$18,343	9.5%	$16,752	$36,930	4.7%	$35,256
Contribution margin	25.9%		25.3%	26.0%		26.2%

SMB segment net revenue increased for the three and six months ended July 1, 2018, compared to the prior year periods, primarily due to increased net revenue from switches and SMB wireless products. The net revenue increase in the six months ended July 1, 2018 was partially offset by a decline in network storage products.

Contribution income increased for the three and six months ended July 1, 2018, compared to the prior year periods, primarily due to the increased net revenue, coupled with improved gross margin performance, mainly due to favorable product mix and improved foreign exchange rates.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments, and cash generated from operations. Our cash equivalents and short-term investments are comprised primarily of money-market funds, U.S. treasury securities, and certificates of deposits. As of July 1, 2018, we had cash, cash equivalents and short-term investments totaling $355.6 million. Our cash and cash equivalents balance increased from $202.9 million as of December 31, 2017 to $227.4 million as of July 1, 2018. Our short-term investments, which represent invested funds available for current operations, slightly increased from $126.9 million as of December 31, 2017 to $128.2 million as of July 1, 2018. In the third fiscal quarter of 2018, we contributed $70.0 million in cash to Arlo Technologies, Inc. in the period leading up to the IPO, a portion of which Arlo used prior to the IPO for operating expenses, working capital and other requirements.

As of July 1, 2018, 34.5% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances.

The following table presents our cash flows for the periods presented.

	Six Months Ended
	July 1, 2018	July 2, 2017
	(In thousands)
Net cash provided by operating activities	$40,067	$3,381
Net cash provided by (used in) investing activities	(13,973)	2,473
Net cash used in financing activities	(1,567)	(55,646)
Net cash increase (decrease)	$24,527	$(49,792)

Operating activities

Net cash provided by operating activities increased by $36.7 million for the six months ended July 1, 2018 compared to the prior year period, due primarily to improvement in working capital movements, partially offset by lower net income.

Our days sales outstanding ("DSO") decreased to 85 days as of July 1, 2018 as compared to 95 days as of December 31, 2017. DSO as of December 31, 2017 was higher due to seasonal payment terms provided to our larger customers. The adoption of ASU 2014-09, "Revenue from Contracts with Customers" as of January 1, 2018 negatively impacted our DSO as of July 1, 2018 by 3 days, mainly as a result of changes in the balance sheet presentation of certain reserve balances previously shown net within accounts receivable which are now presented as liabilities. Refer to Note 3, Revenue Recognition, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for the details on adoption impacts. Our accounts payable decreased from $111.9 million as of December 31, 2017 to $107.7 million as of July 1, 2018, primarily as a result of timing of payments. Inventory increased from $245.9 million as of December 31, 2017 to $291.5 million as of July 1, 2018. Ending inventory turns were 3.5 in the three months ended July 1, 2018 down from 4.8 turns in the three months ended December 31, 2017.

Investing activities

Cash of $14.0 million was used in investing activities during the six months ended July 1, 2018, compared with cash provided of $2.5 million in the prior year period. The movement in investing activities was mainly due to the higher spending on purchases of short-term investments and higher capital expenditures, mainly due to the planned separation of the Arlo business.

Financing activities

Net cash used in financing activities decreased by $54.1 million in the six months ended July 1, 2018, compared to the prior year period. The reduction in cash used in financing activities was primarily attributable to decreased common stocks repurchase activities compared to the prior year period.

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of July 1, 2018, 2.0 million shares remained authorized for repurchase under the repurchase program. During the six months ended July 1, 2018, we did not repurchase any shares of common stock under the authorizations. During the six months ended July 2, 2017, we repurchased and retired, reported based on trade date, 1.1 million shares of common stock at a cost of $56.6 million. During the six months ended July 1, 2018 and July 2, 2017, we also repurchased and retired, reported based on trade date, approximately 123,000 and 119,000 shares of common stock, at a cost of $7.2 million and $5.6 million, respectively, to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. For a detailed discussion of our common stock repurchases, refer to Note 10, Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

We enter into foreign currency forward-exchange contracts, which typically mature within six months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record on the consolidated balance sheets at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our consolidated statements of operations and in our consolidated balance sheets. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other income (expense), net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are designated cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within accumulated other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.

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

Contractual Obligations
There have been no material changes on our purchase obligations and Tax Act payable during the six months ended July 1, 2018 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The following table summarizes our non-cancelable operating lease commitments as of July 1, 2018:

	Payments due by period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$76,707	$7,128	$21,788	$18,715	$29,076

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2026. In June 2018, Arlo Technologies Inc., a wholly owned subsidiary of NETGEAR, entered into an office lease agreement expiring December 2028. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of July 1, 2018, we had approximately $164.2 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

As of December 31, 2017, we had an estimated long term liability of $17.5 million related to a one-time transaction tax that resulted from the passage of the Tax Act payable in eight annual installments starting April 2018. The first payment of this installment is treated as a current payable. The installment amount will be 8% of the total balance due each year for the first five years. Then it will increase to 15%, 20% and 25% for the 6th, 7th and 8th year, respectively. This provisional amount is subject to change based on additional guidance from and interpretations by U.S. regulatory and standard-setting bodies and changes in assumptions.
As of July 1, 2018, we had $16.8 million of gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months is approximately $0.9 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of July 1, 2018, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the six months ended July 1, 2018, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

•	component supply constraints from our vendors;

•	unanticipated increases in costs, including air freight, associated with shipping and delivery of our products;

•	discovery of security vulnerabilities in our products, services or systems, leading to negative publicity, decreased demand or potential liability;

•	shift in overall product mix sales from higher to lower margin products, or from one business segment to another, that would adversely impact our margins;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	the inability to maintain stable operations by our suppliers and other parties with which we have commercial relationships;

•	unfavorable level of inventory and turns;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	delay or failure of our service provider customers to purchase at their historic volumes or at the volumes that they or we forecast;

•	changes in tax rates or adverse changes in tax laws that expose us to additional income tax liabilities;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand, resulting in increased inventory exposure;

•
allowance for doubtful accounts exposure with our existing retailers, distributors and other channel partners and new retailers, distributors and other channel partners, particularly as we expand into new international markets;

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

•
our inability to monitor and ensure compliance with our code of ethics, our anti-corruption compliance program and domestic and international anti-corruption laws and regulations, whether in relation to our employees or with our suppliers or customers;

•	labor unrest at facilities managed by our third-party manufacturers;

•
workplace or human rights violations in certain countries in which our third-party manufacturers or suppliers operate, which may affect the NETGEAR brand and negatively affect our products’ acceptance by consumers;

•	unanticipated shifts or declines in profit by geographical region that would adversely impact our tax rate;

•	our failure to implement and maintain the appropriate internal controls over financial reporting which may result in restatements of our financial statements; and

•	any changes in accounting rules.

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

On February 6, 2018, we announced that our Board of Directors had unanimously approved the pursuit of a separation of our Arlo business from NETGEAR (the “Separation”), expected to be effected through an initial public offering (“IPO”) of newly issued shares of the common stock of Arlo Technologies, Inc. (“Arlo”), which will hold our Arlo business. On August 2, 2018, the Company and Arlo announced the pricing of the IPO of 10,215,000 shares of Arlo’s common stock, par value $0.001 per share, at a price to the public of $16.00 per share. Arlo’s shares began trading on the New York Stock Exchange under the ticker symbol “ARLO” on August 3, 2018, and the IPO is expected to close on or about August 7, 2018, subject to customary closing conditions. In addition, Arlo has granted the underwriters a 30-date option to purchase up to an additional 1,532,250 shares of Arlo’s common stock at the IPO price, less underwriting discounts and commissions. At the closing, NETGEAR will own 62,500,000 shares of common stock of Arlo, representing approximately 86.0% of the shares of Arlo’s common stock (or approximately 84.2% of the shares of Arlo’s common stock if the underwriters exercise in full their option to purchase additional shares of Arlo’s common stock). The estimated net proceeds to Arlo from the offering, after deducting the underwriting discount and estimated offering expenses, are expected to be approximately $144.6 million (or approximately $167.4 million if the underwriters’ option to purchase additional shares is exercised in full). The Company currently intends that, following the IPO and no earlier than the expiration or earlier termination of the 145-day lock-up period applicable to NETGEAR, it will complete the Separation by distributing the shares of Arlo common stock then held by NETGEAR to NETGEAR’s stockholders in a manner generally intended to qualify as tax-free to NETGEAR’s stockholders for U.S. federal income tax purposes (the “Distribution”).

The Separation, including the Distribution, will be subject to market, tax and legal considerations, final approval by our Board of Directors and other customary requirements. However, we may abandon or change the structure of the Distribution if we determine, in our sole discretion, that the Distribution is not in the best interest of us or our stockholders.

We expect to obtain an opinion of counsel regarding qualification of the Distribution as a transaction that is generally tax-free for U.S. federal income tax purposes. Notwithstanding any opinion of counsel, the Internal Revenue Service (the “IRS”) could determine that the Distribution should be treated as a taxable transaction. We have not requested, and do not intend to request, a ruling from the IRS with respect to the treatment of the Distribution. If the Distribution were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, in general, we would recognize taxable gain as if we had sold Arlo common stock in a taxable sale for its fair market value, and our stockholders who receive shares of Arlo common stock in the Distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

As the majority stockholder of Arlo following the IPO, we could be adversely affected if the assets and resources of Arlo are insufficient on a standalone basis, or if Arlo encounters difficulties in acquiring or integrating additional assets or resources to conduct its business. In addition, other unanticipated developments, including difficulty in separating the assets and resources of our Arlo business from the rest of our assets and resources, changes to the competitive environment for Arlo’s or our respective businesses, possible delays in obtaining or failure to obtain tax opinions, regulatory or other approvals or clearances to approve or facilitate the Separation uncertainty in financial markets and other challenges in executing the Separation as planned, could delay or prevent the Separation, or cause the Separation to occur on terms or conditions that are different or less favorable than expected.

We expect that the process of completing the Separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than those currently anticipated and may not yield a discernible benefit if the Separation is not completed. Furthermore, the time and energy required from our senior management and other employees to plan and execute the Separation may lead to increased costs, increased expenses, negative effects on relationships with business partners, suppliers, and customers, disruptions in operations and ultimately harm our businesses, financial condition, results of operations and prospects. We may also experience difficulty attracting, retaining and motivating employees during the pendency of the Separation which could also harm our businesses, financial condition, results of operations and prospects.

If the Separation is completed, there is a further risk that the sum of the value of the two independent, publicly traded companies will be less than the value of NETGEAR before the Separation. There is also a risk that we may not be able to achieve the full strategic, operational and financial benefits to us and our Arlo business that are anticipated to result from the Separation or that such benefits may be delayed or not occur at all.

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

We have experienced delays and quality issues in releasing new products in the past, which resulted in lower quarterly net revenue than expected. In addition, we have experienced, and may in the future experience, product introductions that fall short of our projected rates of market adoption. Online Internet reviews of our products are increasingly becoming a significant factor in the success of our new product launches, especially in our Connected Home and Arlo business segments. If we are unable to quickly respond to negative reviews, including end user reviews posted on various prominent online retailers, our ability to sell these products will be harmed. Any future delays in product development and introduction, or product introductions that do not meet broad market acceptance, or unsuccessful launches of new product lines could result in:

•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to our reputation and brand;

•	a decline in the average selling price of our products;

•	adverse reactions in our sales channels, such as reduced shelf space, reduced online product visibility, or loss of sales channels; and

•	increased levels of product returns.

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

All of our products must satisfy safety and regulatory standards and some of our products must also receive government certifications. Our third party manufacturers are primarily responsible for conducting the tests that support our applications for most regulatory approvals for our products. If our third party manufacturers fail to timely and accurately conduct these tests, we would be unable to obtain the necessary domestic or foreign regulatory approvals or certificates to sell our products in certain jurisdictions. As a result, we would be unable to sell our products and our sales and profitability could be reduced, our relationships with our sales channel could be harmed, and our reputation and brand would suffer.

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region and any disruptions due to natural disasters, health epidemics and political, social and economic instability in the region would affect the ability of our third party manufacturers to manufacture our products. In addition, our third party manufacturers in China have continued to increase our costs of production, particularly in the past couple of years. If these costs continue to increase, it may affect our margins and ability to lower prices for our products to stay competitive. Labor unrest in China may also affect our third party manufacturers as workers may strike and cause production delays. If our third party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing and assembling our products and our business would be significantly harmed.

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

*Global economic conditions, including rapidly changing international trade policies, could materially adversely affect our revenue and results of operations.

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

In addition, availability of our products from third-party manufacturers and our ability to distribute our products into the United States and non-U.S. jurisdictions may be impacted by factors such as an increase in duties, tariffs or other restrictions on trade; raw material shortages, work stoppages, strikes and political unrest; economic crises and international disputes or conflicts; changes in leadership and the political climate in countries from which we import products; and failure of the United States to maintain normal trade relations with China and other countries. While China currently enjoys “most favored nation” trading status with the United States, the Trump administration has proposed to revoke that status and to impose higher tariffs on products imported from China, which could materially adversely affect our business, operating results and financial condition.

In the recent past, various regions worldwide have experienced slow economic growth. In addition, current economic challenges in China, including any global economic ramifications of these challenges, may continue to put negative pressure on global economic conditions. If conditions in the global economy, including Europe, China, Australia and the United States, or other key vertical or geographic markets deteriorate, such conditions could have a material adverse impact on our business, operating results and financial condition. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and Italy, have had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. In addition, the potential consequences of the "Brexit" process in the United Kingdom have led to significant uncertainty in the region. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, or should the United Kingdom's "Brexit" decision lead to additional economic or political instability, the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered, which could have a material adverse effect on us. There could also be a number of other follow-on effects from these economic developments on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

*System security risks, data protection breaches and cyber-attacks could disrupt our products, services, internal operations or information technology systems, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Malicious actors may develop and deploy malware that is designed to manipulate our systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our information technology systems, our data or our customers' data. We have established a crisis management plan and business continuity program. While we regularly test the plan and the program, there can be no assurance that the plan and program can withstand an actual or serious disruption in our business, including a data protection breach or cyber-attack. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. If our computer systems and servers become unavailable at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly.

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our systems and customer data, but these security measures cannot provide absolute security. In addition, many jurisdictions strictly regulate data privacy and protection and may impose significant penalties for failure to comply with these requirements. For example, the European Union's General Data Protection Regulation ("GDPR"), which became effective in May 2018, has required us to expend significant time and resources to prepare for compliance. Also, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018, which will also likely require us to expend significant time and resources to prepare for compliance. Potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of employee error or other employee actions, hacking, fraud, social engineering or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, subject us to significant governmental fines, damage our brand and reputation, or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

Our future success depends in large part upon the continued services of our key technical, engineering, sales, marketing, finance and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key engineering, research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. The separation of the Arlo business, and the transition of certain of our leadership team to the Arlo business, including our Chief Financial Officer, may also place stress on our leadership team’s execution of our business. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long term succession plan. As a result, if we suffer the loss of services of any key executive, our long term business results may be harmed. While we believe that we have mitigated some of the business execution and business continuity risk with our organization into three business segments with separate leadership teams, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel. In addition, because we do not have a formal long term succession plan, we may not be able to have the proper personnel in place to effectively execute our long term business strategy if Mr. Lo or other key personnel retire, resign or are otherwise terminated.

*Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

Factors that could materially affect our future effective tax rates include but are not limited to:

•	changes in tax laws or the regulatory environment;

•	changes in accounting and tax standards or practices;

•	changes in the composition of operating income by tax jurisdiction; and

•	our operating results before taxes.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries, have either changed or are considering changes to their tax laws. These changes are largely punitive to U.S. multinational corporations. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Additionally, new provisions were added to mitigate the potential erosion of the U.S. tax base and to discourage use of low tax jurisdictions to own intellectual property and other valuable intangible assets. While these provisions were intended to prevent specific perceived taxpayer abuse, they may have adverse, unexpected consequences. At this time, Treasury has not yet issued Regulations on how these new rules should be applied and how the relevant calculations are to be prepared. As there exists only limited guidance at this time, significant estimates and judgment are required in assessing the consequences. The company is still quantifying the effects of the tax law change. As we complete our analysis and prepare necessary data, and interpret any additional guidance, we will adjust our calculations and provisional amounts that we have recorded in our tax provision. Any such adjustments may materially impact our provision for income taxes in our financial statements. We urge our stockholders to consult with their legal and tax advisors with respect to the legislation and potential tax consequences of investing in our stock.

In addition to the impact of the Tax Act on our federal taxes, the Tax Act may impact our taxation in other jurisdictions, including with respect to state income taxes. State legislatures have not had sufficient time to respond to the Tax Act. Accordingly, there is uncertainty as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes in their tax laws in reaction to the Tax Act that could result in changes in our global tax position and materially affect our financial position.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 31% of overall net revenue in the second quarter of fiscal 2018 and approximately 34% of overall net revenue in fiscal 2017. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

*We must comply with indirect tax laws in multiple jurisdictions, as well as complex customs duty regimes worldwide. Audits of our compliance with these rules may result in additional liabilities for taxes, duties, interest and penalties related to our international operations which would reduce our profitability.

Our operations are routinely subject to audit by tax authorities in various countries. Many countries have indirect tax systems where the sale and purchase of goods and services are subject to tax based on the transaction value. These taxes are commonly referred to as value-added tax (VAT) or goods and services tax (GST). In addition, the distribution of our products subjects us to numerous complex customs regulations, which frequently change over time. Failure to comply with these systems and regulations can result in the assessment of additional taxes, duties, interest and penalties. While we believe we are in compliance with local laws, we cannot assure that tax and customs authorities agree with our reporting positions and upon audit may assess us additional taxes, duties, interest and penalties.

Additionally, some of our products are subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the Office of Foreign Assets Control. We also incorporate encryption technology into certain of our solutions. These encryption solutions and underlying technology may be exported outside of the United States only with the required export authorizations or exceptions, including by license, a license exception, appropriate classification notification requirement and encryption authorization.

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Additionally, the Trump administration has been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time consuming, and may result in delay or loss of sales opportunities even if the export license ultimately is granted. While we take precautions to prevent our solutions from being exported in violation of these laws, including using authorizations or exceptions for our encryption products and implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons and countries, we have not been able to guarantee, and cannot guarantee that the precautions we take will prevent all violations of export control and sanctions laws, including if purchasers of our products bring our products and services into sanctioned countries without our knowledge. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and incarceration could be imposed on employees and managers for criminal violations of these laws.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products and services or our end-users’ ability to utilize our solutions in their countries. Changes in our products and services or changes in import and export regulations may create delays in the introduction of our products in international markets. Furthermore, recent actions by the Trump administration announcing increased duties on products imported from China may severely impact the price of our goods imported into the United States in the future, and other countries may follow suit and increase duties on goods produced in China.

Adverse action by any government agencies related to indirect tax laws could materially adversely affect our business, operating results and financial condition.

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

We are currently involved in numerous litigation matters in the ordinary course and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

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

We also utilize third-party software development companies to develop, customize, maintain and support software that is incorporated into our products. If these companies fail to timely deliver or continuously maintain and support the software, as we require of them, we may experience delays in releasing new products or difficulties with supporting existing products and customers. In addition, if these third-party licensors fail or experience instability, then we may be unable to continue to sell products that incorporate the licensed technologies in addition to being unable to continue to maintain and support these products. We do require escrow arrangements with respect to certain third-party software which entitle us to certain limited rights to the source code, in the event of certain failures by the third party, in order to maintain and support such software. However, there is no guarantee that we would be able to fully understand and use the source code, as we may not have the expertise to do so. We are increasingly exposed to these risks as we continue to develop and market more products containing third-party software, such as our TV connectivity, security and network attached storage products. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology, which could be of lower quality or performance standards. The acquisition or development of alternative technology may limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our business, operating results and financial condition could be materially adversely affected.

If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.

We rely upon third parties for a substantial portion of the intellectual property that we use in our products. At the same time, we rely on a combination of copyright, trademark, patent and trade secret laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our intellectual property rights and technology. Despite efforts to protect our intellectual property, unauthorized third parties may attempt to design around, copy aspects of our product design or obtain and use technology or other intellectual property associated with our products. For example, one of our primary intellectual property assets is the NETGEAR name, trademark and logo. We may be unable to stop third parties from adopting similar names, trademarks and logos, particularly in those international markets where our intellectual property rights may be less protected. Furthermore, our competitors may independently develop similar technology or design around our intellectual property. Our inability to secure and protect our intellectual property rights could significantly harm our brand and business, operating results and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2018 - April 29, 2018	—	$—	—	1,957,463
April 30, 2018 - May 27, 2018	53,621	$55.30	—	1,957,463
May 28, 2018 - July 1, 2018	31,177	$61.96	—	1,957,463
Total	84,798	$57.75	—
_________________________

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the three months ended July 1, 2018, we did not repurchase any shares of common stock under the authorizations.

(2)
During the three months ended July 1, 2018, we repurchased, as reported based on trade date, approximately 85,000 shares of common stock at a cost of $4.9 million to facilitate tax withholding for RSUs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1
3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2
4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1
10.1*	2016 Equity Incentive Plan, as amended, and form agreements thereunder	S-8	5/31/2018	99.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Indicates management contract or compensatory plan or arrangement.
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

Date: August 3, 2018