Form 10-Q
period 2018-09-30
NETGEAR, INC
filed 2018-11-02
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 31,585,939 as of October 26, 2018.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$393,640	$202,870
Short-term investments	136,173	126,926
Accounts receivable, net	358,982	412,798
Inventories	330,516	245,894
Prepaid expenses and other current assets	39,011	27,176
Total current assets	1,258,322	1,015,664
Property and equipment, net	56,647	20,660
Intangibles, net	22,341	24,988
Goodwill	101,965	85,463
Other non-current assets	94,047	61,789
Total assets	$1,533,322	$1,208,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168,155	$111,915
Accrued employee compensation	31,168	27,752
Other accrued liabilities	282,410	222,470
Deferred revenue	35,485	55,284
Income taxes payable	6,853	7,015
Total current liabilities	524,071	424,436
Non-current income taxes payable	21,273	31,544
Other non-current liabilities	53,499	22,099
Total liabilities	598,843	478,079
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	32	31
Additional paid-in capital	785,694	603,137
Accumulated other comprehensive loss	(36)	(851)
Retained earnings	124,488	128,168
Total NETGEAR stockholders’ equity	910,178	730,485
Non-controlling interest	24,301	—
Total stockholders’ equity	934,479	730,485
Total liabilities and stockholders’ equity	$1,533,322	$1,208,564
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net revenue	$400,586	$355,483	$1,112,379	$1,009,863
Cost of revenue	276,394	252,388	774,510	717,900
Gross profit	124,192	103,095	337,869	291,963
Operating expenses:
Research and development	35,253	23,127	95,571	69,167
Sales and marketing	49,005	40,311	139,646	115,001
General and administrative	23,268	14,229	60,354	40,373
Separation expense	7,054	—	25,822	—
Restructuring and other charges	1	19	1,368	78
Litigation reserves, net	—	15	5	68
Total operating expenses	114,581	77,701	322,766	224,687
Income from operations	9,611	25,394	15,103	67,276
Interest income	1,490	501	3,310	1,388
Other income (expense), net	829	666	638	1,384
Income before income taxes	11,930	26,561	19,051	70,048
Provision for income taxes	2,780	5,767	9,541	18,678
Net income	9,150	20,794	9,510	51,370
Net loss attributable to non-controlling interest	(799)	—	(799)	—
Net income attributable to NETGEAR, Inc.	$9,949	$20,794	$10,309	51,370
Net income per share attributable to NETGEAR Inc.:
Basic	$0.31	$0.66	$0.33	$1.59
Diluted	$0.30	$0.64	$0.31	$1.54
Weighted average shares used to compute net income per share attributable to NETGEAR Inc.:
Basic	31,802	31,704	31,634	32,335
Diluted	32,974	32,393	32,826	33,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net income	$9,150	$20,794	$9,510	$51,370
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on derivative instruments	48	22	864	(7,678)
Unrealized gains (losses) on available-for-sale securities	41	41	72	(41)
Other comprehensive income (loss), before tax	89	63	936	(7,719)
Tax benefit (provision) related to derivative instruments	(8)	—	(84)	1,005
Tax benefit (provision) related to available-for-sale securities	(10)	(15)	(37)	14
Other comprehensive income (loss), net of tax	71	48	815	(6,700)
Comprehensive income	$9,221	$20,842	$10,325	$44,670
Comprehensive loss attributable to non-controlling interest	(797)	—	(797)	—
Comprehensive income attributable to NETGEAR, Inc.	$10,018	$20,842	$11,122	$44,670
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	NETGEAR, Inc. Stockholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total NETGEAR Stockholder's Equity	Non-controlling Interest	Total Stockholder's Equity
Balance as of December 31, 2017	31,320	$31	$603,137	$(851)	$128,168	$730,485	$—	$730,485
Adoptions of ASU 2014-09 (ASC 606 Rev Rec), ASU 2016-16, and ASU 2018-02, net of tax	—	—	—	—	8,593	8,593	—	8,593
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(49)	—	(49)	—	(49)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	631	—	631	—	631
Net income	—	—	—	—	5,590	5,590	—	5,590
Stock-based compensation	—	—	8,150	—	—	8,150	—	8,150
Restricted stock unit withholdings	(38)	—	—	—	(2,271)	(2,271)	—	(2,271)
Issuance of common stock under stock-based compensation plans	252	1	4,589	—	—	4,590	—	4,590
Balance as of April 1, 2018	31,534	$32	$615,876	$(269)	$140,080	$755,719	$—	$755,719
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	53	—	53	—	53
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	109	—	109	—	109
Net loss	—	—	—	—	(5,230)	(5,230)	—	(5,230)
Stock-based compensation	—	—	8,970	—	—	8,970	—	8,970
Restricted stock unit withholdings	(85)	—	—	—	(4,897)	(4,897)	—	(4,897)
Issuance of common stock under stock-based compensation plans	332	—	1,012	—	—	1,012	—	1,012
Balance as of July 1, 2018	31,781	$32	$625,858	$(107)	$129,953	$755,736	$—	$755,736
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	31	—	31	—	31
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	40	—	40	—	40
Net income attributable to NETGEAR, Inc.	—	—	—	—	9,949	9,949	—	9,949
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(799)	(799)
Stock-based compensation expense	—	—	8,612	—	—	8,612	—	8,612
Stock-based compensation expense for subsidiary shares	—	—	—	—	—	—	942	942
Sale of Arlo's common stock	—	—	146,088	—	—	146,088	24,158	170,246
Repurchases of common stock	(205)	—	—	—	(15,000)	(15,000)	—	(15,000)
Restricted stock unit withholdings	(6)	—	—	—	(414)	(414)	—	(414)
Issuance of common stock under stock-based compensation plans	176	—	5,136	—	—	5,136	—	5,136
Balance as of September 30, 2018	31,746	$32	$785,694	$(36)	$124,488	$910,178	$24,301	$934,479

	NETGEAR Stockholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder's Equity
Balance as of December 31, 2016	32,958	$33	$566,307	$1,938	$228,541	$796,819
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(35)	—	(35)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(1,501)	—	(1,501)
Net income	—	—	—	—	15,994	15,994
Stock-based compensation expense	—	—	5,128	—	—	5,128
Repurchases of common stock	(213)	—	—	—	(11,631)	(11,631)
Restricted stock unit withholdings	(38)	—	—	—	(1,936)	(1,936)
Issuance of common stock under stock-based compensation plans	246	—	5,100	—	—	5,100
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	327	—	(235)	92
Balance as of April 2, 2017	32,953	$33	$576,862	$402	$230,733	$808,030
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(18)	—	(18)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(5,194)	—	(5,194)
Net income	—	—	—	—	14,582	14,582
Stock-based compensation expense	—	—	5,701	—	—	5,701
Repurchases of common stock	(929)	(1)	—	—	(44,999)	(45,000)
Restricted stock unit withholdings	(81)	—	—	—	(3,713)	(3,713)
Issuance of common stock under stock-based compensation plans	315	—	1,534	—	—	1,534
Balance as of July 2, 2017	32,258	$32	$584,097	$(4,810)	$196,603	$775,922
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	26	—	26
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	22	—	22
Net income	—	—	—	—	20,794	20,794
Stock-based compensation expense	—	—	5,583	—	—	5,583
Repurchases of common stock	(682)	—	—	—	(29,999)	(29,999)
Restricted stock unit withholdings	(8)	—	—	—	(368)	(368)
Issuance of common stock under stock-based compensation plans	163	—	4,535	—	—	4,535
Balance as of October 1, 2017	31,731	$32	$594,215	$(4,762)	$187,030	$776,515
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30, 2018	October 1, 2017
Cash flows from operating activities:
Net income	$9,510	$51,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,588	20,219
Purchase premium amortization/discount accretion on investments, net	(536)	102
Stock-based compensation	26,674	16,412
Impairment charges on investment	1,400	—
Deferred income taxes	(1,574)	(66)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	60,148	18,248
Inventories	(86,230)	(1,216)
Prepaid expenses and other assets	(21,389)	5,557
Accounts payable	54,745	(20,016)
Accrued employee compensation	3,417	(12,595)
Other accrued liabilities	8,844	11,275
Deferred revenue	11,691	11,969
Income taxes payable	(10,432)	173
Net cash provided by operating activities	73,856	101,432
Cash flows from investing activities:
Purchases of short-term investments	(109,931)	(101,951)
Proceeds from maturities of short-term investments	102,054	101,544
Purchases of property and equipment	(19,883)	(9,805)
Proceeds from sale of investment	624	—
Purchases of investments	—	(2,900)
Payments made in connection with business acquisition, net of cash acquired	(14,352)	(737)
Net cash used in investing activities	(41,488)	(13,849)
Cash flows from financing activities:
Proceeds from Arlo initial public offering, net of offering costs	170,246	—
Repurchases of common stock	(15,000)	(86,630)
Restricted stock unit withholdings	(7,582)	(6,017)
Proceeds from exercise of stock options	5,184	6,405
Proceeds from issuance of common stock under employee stock purchase plan	5,554	4,764
Net cash provided by (used in) financing activities	158,402	(81,478)
Net increase in cash and cash equivalents	190,770	6,105
Cash and cash equivalents, at beginning of period	202,870	240,468
Cash and cash equivalents, at end of period	$393,640	$246,573

Non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	$4,472	$797
Estimated fair value of a facility under build-to-suit lease in other accrued liabilities	$21,858	$—
Estimated fair value of contingent consideration in connection with business acquisition in other accrued liabilities	$5,953	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

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

The Company operates and reports in three segments: Arlo, Connected Home, and Small and Medium Business ("SMB"). The Arlo segment is included within a majority-owned, publicly traded subsidiary, Arlo Technologies, Inc. (“Arlo”) upon the completion of Arlo’s initial public offering (the "IPO") on August 7, 2018. See Note 4, Planned Separation of Arlo, for details relating to the IPO.

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries, as well as those of its 84.2% interest in Arlo. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The resulting non-controlling interest’s share in the equity of Arlo is presented as a separate component of stockholders’ equity in the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of stockholders’ equity, and the net income (loss) attributable to the non-controlling interest is presented in the unaudited condensed consolidated statements of operations and statements of comprehensive income. The balance sheet dated December 31, 2017 has been derived from audited financial statements at such date. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations, comprehensive income, stockholder's equity and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period.

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

ASU 2016-15

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" (Topic 230), which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The adoption of the guidance is required to be applied retrospectively and is effective for the Company in the first fiscal quarter of 2018. The Company adopted the guidance effectively January 1, 2018 and applied to the business combination transactions occurring on or after the adoption date. The adoption did not have material impacts on its financial position, results of operations or cash flows.

ASU 2016-16

In October 2016, the FASB issued ASU 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory" (Topic 740), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. ASU 2016-16 is effective for the Company in the first fiscal quarter of 2018 and early adoption is permitted. The Company adopted the new standard effectively January 1, 2018. Upon adoption, the Company has recorded a deferred tax asset of $21.1 million resulting from differences in the tax basis of assets and the consolidated book basis of assets resulting from intra-entity transfers of intangible assets. The recognition of the deferred tax asset resulted in an increase to retained earnings upon adoption. Further, the Company estimates that adoption of the standard will increase tax expense by an approximate $1.3 million in 2018, but fluctuate over time due to different lives of the intangibles. There is no material impact on the Company's cash flows.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASU 2017-01

In January 2017, the FASB issued ASU 2017-01, "Business Combinations: Clarifying the Definition of a Business" (Topic 805), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The Company adopted the guidance effectively January 1, 2018 and applied prospectively to the transactions occurring on or after the adoption date. The adoption did not have material impacts on its financial position, results of operations or cash flows.

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

Accounting Pronouncements Not Yet Effective

ASU 2016-02

In February 2016, FASB issued ASU 2016-02, "Leases" (Topic 842), which requires lessees to recognize on the balance sheets a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. The liability will be equal to the present value of lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the disclosure requirements for lessees. Upon adoption, the Company will be required to record a lease asset and lease liability related to its operating leases. The new standard requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the earliest period presented in the financial statements, although the FASB recently approved an option for transition relief to not restate or make required disclosures under the new standard in comparative periods in the period of adoption. ASU 2016-02 is effective for the Company in the first fiscal quarter of 2019, with early adoption permitted.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company will adopt the new standard effective January 1, 2019 and will elect to utilize the FASB recently approved option for transition relief and adopt the modified retrospective transition through a cumulative-effect adjustment as of the adoption date. In accordance with the transition relief, the Company will not restate or make required disclosures under the new standard in comparative periods in the period of adoption. While the Company is currently evaluating the impact of the adoption of ASU 2016-02, based on the lease portfolio as of September 30, 2018, the most significant impact will be the recognition of right-of-use ("ROU") assets in the range of $45 million to $55 million, and lease liabilities in the range of $50 million to $60 million on its statement of financial position for operating leases, with limited impact to its results of operations and cash flows. $11 million to $14 million of the expected ROU assets and $12 million to $15 million of the expected lease liabilities are attributable to Arlo based on its lease portfolio as of September 30, 2018, exclusive of the build-to-suite lease arrangement relating to Arlo's San Jose Corporate headquarters. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date. The Company has selected lease software to assist with the adoption and commenced implementation. The Company expects to complete the adoption, including implementing processes and procedures, completing the lease accounting software implementation, and evaluating necessary disclosures prior to the first fiscal quarter of 2019.

ASU 2016-13

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

ASU 2018-15

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for the Company beginning in the first fiscal quarter of 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company's financial position, results of operations or cash flows.

Note 3.	Revenue Recognition

Adoption of ASC 606

On January 1, 2018, the Company adopted ASC 606 and applied this guidance to those contracts which were not completed at the date of adoption using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods (ASC 605). The adoption did not have a significant impact to the nature and timing of the Company's revenues, results of operations, cash flows and statement of financial position.

The majority of sales revenue continues to be recognized when control of the product transfers to a customer upon shipment or delivery. The primary impact of adopting ASC 606 relates to the establishment of liability estimates for channel rebates and discounts upon revenue recognition on the basis of customary business practice. Under ASC 606, the Company is required to

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

estimate for rebates and discounts ahead of commitment date if customary business practice creates an implied expectation that such activities will occur in the future. The Company utilizes channel rebates and discounts to stimulate end user demand. Consequently, this change in guidance results in an adjustment to the statement of financial position to accelerate the recording of a liability for yet to be committed channel marketing rebates and discounts upon adoption. Further, under ASC 606, deferred revenue balances are to be booked at an amount that reflects only the amounts expected to be received for future obligations. As such, an adjustment was made to allocate variable consideration to deferred revenue. Additionally, the balance sheet presentation of certain reserve balances previously shown net within accounts receivable are now presented as refund liabilities within current liabilities and deferrals for undelivered shipments with destination shipping terms are now removed from receivables and deferred revenue.

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited condensed consolidated balance sheets for the fiscal year beginning January 1, 2018 as an adjustment to the opening balances:

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2018:

	As of September 30, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
	(In thousands)
Assets
Accounts receivable, net	$358,982	$(13,147)	$345,835
Inventories	$330,516	$2,491	$333,007
Other non-current assets	$94,047	$(3,573)	$90,474
Liabilities:
Accounts payable	$168,155	$110	$168,265
Other accrued liabilities	$282,410	$(53,196)	$229,214
Deferred revenue	$35,485	$18,326	$53,811
Income taxes payable	$6,853	$1,554	$8,407
Other non-current liabilities	$53,499	$1,884	$55,383
Stockholders’ equity:
Retained earnings	$124,488	$16,761	$141,249
Non-controlling interest	$24,301	$332	$24,633

The following tables summarize the impacts of adopting ASC 606 on the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	Adjustments	Balance without adoption of ASC 606	As reported	Adjustments	Balance without adoption of ASC 606
	(In thousands)			(In thousands)
Net revenue	$400,586	$2,278	$402,864	$1,112,379	$5,974	$1,118,353
Cost of revenue	$276,394	$(569)	$275,825	$774,510	$(123)	$774,387
Gross profit	$124,192	$2,847	$127,039	$337,869	$6,097	$343,966
Provision for income taxes	$2,780	$744	$3,524	$9,541	$1,507	$11,048
Net income	$9,150	$2,103	$11,253	$9,510	$4,590	$14,100
Net Income (loss) attributable to non-controlling interest	$(799)	$332	$(467)	$(799)	$332	$(467)
Net income attributable to NETGEAR, Inc.	$9,949	$1,771	$11,720	$10,309	$4,258	$14,567

Revenue Recognition Accounting Policy

Revenue Recognition

Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration, the Company expects to be entitled to in exchange for those goods or services.

The majority of revenue comes from product sales, consisting of sales of Arlo, Connected Home and Small and Medium Business ("SMB") hardware products to customers (retailers, distributors and service providers). Revenue is recognized at a

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

point in time when control of the goods are transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. The amount recognized reflects the consideration the Company expects to be entitled to in exchange for the transferred goods.

The Company sells subscription paid services, such as to its Arlo end user customers where it provides customers access to its cloud services. Revenue for subscription sales is generally recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customers at the time of registration. The subscription contracts are generally for 30 days or 12 months in length, billed in advance. Additionally, the Company sells technical support services and extended warranty which consist of telephone and internet access to technical support personnel, hardware replacement and updates to software features. All such service or support sales are typically recognized using an output measure of progress by looking at the time elapsed as the contracts generally provide the customer equal benefit throughout the contract period because the Company transfers control evenly by providing a stand-ready service. The Company also sells services bundled with hardware products and accounts for these sales in line with the multiple performance obligations guidance.

Revenue from all sales types is recognized at transaction price, the amount the Company expects to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives and price protection related to current period product revenue. The Company’s standard obligation to its direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. In determining estimates for future returns, the Company estimates variable consideration at the expected value amounts which is based on management's analysis of historical data, channel inventory levels, current economic trends and changes in customer demand for the Company's products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and through estimating future expenditure based upon historical customary business practice. Typically variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that are planned and controlled by the Company. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

Contracts with Multiple Performance Obligations

Some of the Company's contracts with customers contain multiple promised goods or services. Such contracts include hardware products with bundled services, networking hardware with embedded software, various software subscription services, and support. For these contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. The embedded software on most of the hardware products is not considered distinct and therefore the combined hardware and incidental software are treated as one performance obligation and recognized at the point in time when control of product transfers to the customer. Service that is included with certain hardware products, mainly Arlo systems, is considered distinct and therefore the hardware and service are treated as separate performance obligations.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Shipping and handling costs associated with outbound freight totaled $2.6 million and $7.8 million for the three and nine months ended September 30, 2018, respectively, and $2.4 million and $6.9 million for the three and nine months ended October 1, 2017, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performances obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities, in-transit orders with destination terms, and non-cancellable backlog. Non-cancellable backlog includes goods and services for which customer purchase orders have been accepted and that are scheduled or in the process of being scheduled for shipment.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$109,309	$13,334	$8,956	$131,599

Contract Costs

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. These costs include direct cost incurred at inception of a contract which enables the fulfillment of the performance obligation and totaled $5.4 million as of September 30, 2018. There was no impairment of capitalized contract costs in the nine months ended September 30, 2018.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in Sales and marketing and General and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. As of September 30, 2018 deferred commissions were not significant.

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

The following table reflects the changes in contract balances for the nine months ended September 30, 2018:

	Balance Sheet Location	September 30, 2018	January 1, 2018 (*)	$ change	% change
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$358,982	$418,911	$(59,929)	(14.3)%
Contract liabilities - current	Deferred revenue	$35,485	$30,103	$5,382	17.9%
Contract liabilities - non-current	Other non-current liabilities	$20,148	$13,839	$6,309	45.6%
_________________________
* Includes the adjustments made to the contracts which were not completed at the date of ASC 606 adoption using the modified retrospective method.

During the nine months ended September 30, 2018, contract liabilities increased primarily as a result of increased sales of products containing multiple performance obligations, where cash payments were received or due in advance of satisfying the service related performance obligation.

During the nine months ended September 30, 2018, $46.2 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue. During the nine months, $34.5 million of revenue was recognized for the satisfaction of performance obligations over time. $24.1 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	September 30, 2018				October 1, 2017 (*)
	Arlo	Connected Home	SMB	Total	Arlo	Connected Home	SMB	Total
	(In thousands)
Geographic regions:
Americas	$112,851	$141,884	$34,049	$288,784	$88,134	$129,034	$27,220	$244,388
EMEA	11,759	27,619	25,539	64,917	17,178	22,731	22,252	62,161
APAC	6,564	25,181	15,140	46,885	5,148	31,334	12,452	48,934
Total net revenue	$131,174	$194,684	$74,728	$400,586	$110,460	$183,099	$61,924	$355,483
Sales channels:
Service provider	$5,973	$30,769	$1,191	$37,933	$5,794	$44,631	$1,114	$51,539
Non-service provider	125,201	163,915	73,537	362,653	104,666	138,468	60,810	303,944
Total net revenue	$131,174	$194,684	$74,728	$400,586	$110,460	$183,099	$61,924	$355,483
_________________________
* As noted above, prior period amounts have not been adjusted under the modified retrospective method.

	Nine Months Ended
	September 30, 2018				October 1, 2017 (*)
	Arlo	Connected Home	SMB	Total	Arlo	Connected Home	SMB	Total
	(In thousands)
Geographic regions:
Americas	$264,728	$422,759	$94,743	$782,230	$197,291	$396,912	$88,763	$682,966
EMEA	49,649	70,073	80,505	200,227	39,585	63,634	72,591	175,810
APAC	17,820	70,796	41,306	129,922	13,028	102,819	35,240	151,087
Total net revenue	$332,197	$563,628	$216,554	$1,112,379	$249,904	$563,365	$196,594	$1,009,863
Sales channels:
Service provider	$21,951	$118,899	$2,954	$143,804	$15,743	$146,309	$2,492	$164,544
Non-service provider	310,246	444,729	213,600	968,575	234,161	417,056	194,102	845,319
Total net revenue	$332,197	$563,628	$216,554	$1,112,379	$249,904	$563,365	$196,594	$1,009,863
_________________________
* As noted above, prior period amounts have not been adjusted under the modified retrospective method.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4. Planned Separation of Arlo

On February 6, 2018, the Company announced that its Board of Directors had unanimously approved the pursuit of a separation of the Arlo business from NETGEAR (the “Separation”). On August 2, 2018, Arlo and NETGEAR announced the pricing of Arlo's initial public offering (IPO) at a price to the public of $16.00 per share, subsequently listing on the New York Stock Exchange on August 3, 2018 under the symbol "ARLO". On August 7, Arlo completed the IPO and generated proceeds of approximately $170.2 million, net of offering costs. Upon completion of the IPO, Arlo common stock outstanding amounted to 74,247,000 shares, including the exercise of the underwriters' option of 1,532,250 shares, of which NETGEAR holds 62,500,000 shares of Arlo common stock, representing approximately 84.2% of the outstanding shares of Arlo common stock . The Company presently intends to distribute its holdings of Arlo common stock prior to the end of its first quarter of 2019 to its stockholders in a manner generally intended to qualify as tax-free to its stockholders for U.S. federal income tax purposes (the “Distribution”). The Distribution is subject to market, tax and legal considerations, final approval by the Company’s Board of Directors and other customary requirements. However, the Company may abandon or change the structure of the Distribution if it determines, in its sole discretion, that the Distribution is not in the best interest of the Company or its stockholders.

Prior to the completion of the Arlo IPO, NETGEAR entered into agreements with Arlo that govern the separation of Arlo's business from NETGEAR and various interim arrangements. NETGEAR provided for, among other things, the transfer from NETGEAR to Arlo of assets and the assumption by Arlo of liabilities comprising its business through a master separation agreement between NETGEAR and Arlo. In addition, the Company entered into certain other agreements that provide a framework for the relationship between NETGEAR and Arlo after the separation, including a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property rights cross-license agreement, and a registration rights agreement.

The Company incurred Separation expense of $7.1 million and $25.8 million during the three and nine months ended September 30, 2018, respectively, and $27.3 million since commencement in December 2017 to date. Separation expense primarily consists of third-party advisory, consulting, legal and professional services, IT costs and employee bonuses directly related to the separation, as well as other items that are incremental and one-time in nature that are related to the separation.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.	Business Acquisition
Meural Inc.
On August 6, 2018, the Company acquired Meural Inc. ("Meural"), a New York based startup focused on producing and developing hardware and cloud platform capabilities for the digital distribution of curated artwork. Meural aims to provide a premium product to customers and to complement sales of digital canvasses with subscription services by offering customers the ability to subscribe to a large library of curated artworks. The Company believes that the acquisition of Meural will enable the Company to expand its portfolio of hardware and service offerings.
Prior to the business acquisition, the Company had a strategic investment in Meural since 2017. The total purchase consideration was $22.2 million, which consisted of $14.4 million of cash, which was paid in the third quarter of 2018, $1.5 million due to the Company's settlement in its prior equity interest in Meural, and the acquisition date fair value of contingent consideration of $6.3 million.
The merger agreement provides for the payment of contingent consideration to each selling shareholder of Meural based on the achievement of certain technical and service revenue milestones through August 6, 2023, with a maximum payout of $3.5 million on each of two milestones. The valuation of the contingent consideration was derived using estimates of the probability of achievement within specified time periods, in a scenario based model for the technical milestone; and using an option pricing model in a risk neutral framework using a Monte Carlo simulation, based on projections of future service revenues for the service revenue milestone. The fair value of such contingent consideration payable to Meural’s external shareholders is determined to be $5.9 million and is included in Other non-current liabilities on the unaudited condensed consolidated balance sheets. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of Meural have been included in the unaudited condensed consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.
The preliminary purchase price allocation is subject to certain post-closing adjustments and was as follows (in thousands) :

Cash and cash equivalents	20
Accounts receivable	219
Inventories	760
Prepaid expenses and other current assets	500
Property and equipment	16
Intangibles	4,700
Non-current deferred income taxes	815
Goodwill	16,502
Accounts payable	(1,322)
Other accrued liabilities	(35)
Total purchase price	22,175
The preliminary $16.5 million of goodwill recorded on the acquisition of Meural is not deductible for U.S. federal or U.S. state income tax purposes. The goodwill was generated as a result of the anticipated synergies, expected to be derived through selling Meural’s products and services through NETGEAR’s established worldwide sales channel and customer base. The goodwill was assigned to the Company's Connected Home segment.
In connection with the acquisition, the Company recorded $0.8 million of preliminary deferred tax assets net of deferred tax liabilities. The deferred tax assets were recorded for the tax benefit of the net operating losses as of the date of the acquisition after consideration of limitations on their use under U.S. Internal Revenue Code section 382. The deferred tax assets were reduced by deferred tax liabilities for the book basis of intangible assets for which the Company has no tax basis.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company preliminarily designated $3.0 million of the acquired intangibles as developed technology. The valuation was derived using an income approach, based on the present value of the estimated future cash flows derived from projections of future operations attributable to the developed technology, discounted at a rate of 16.0% and will be amortized over an estimated useful life of seven years.

The Company preliminarily designated $0.6 million of the acquired intangibles as trade name, $0.6 million of the acquired intangibles as customer relationship and $0.5 million of the acquired intangibles as playlist database. These valuation of these intangibles was derived using variations of the income approach for the trade name and customer relationships, and replacement cost method for the playlist database. The valuations are based on certain key assumptions like the royalty rate, revenue and cash flows derived from projections of future operations and discount rates ranging from 16.0% to 19.0%. The intangibles assets are being amortized over estimated useful lives of three years, two years and seven years for trade name, customer relationships and playlist database, respectively.
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
In connection with the acquisition, the Company recorded $0.3 million of deferred tax liabilities net of deferred tax assets. The deferred tax liabilities were recorded for the book basis of intangible assets for which the Company has no tax basis. The deferred tax liabilities are reduced by the tax benefit of the net operating losses as of the date of the acquisition after consideration of limitations on their use under U.S. Internal Revenue Code section 382.
The Company designated $5.5 million of the acquired intangibles as software technology and a further $0.2 million of the acquired intangibles as database. The valuations were derived using the replacement cost method, with consideration given to the estimated time, investment and resources required to recreate the acquired intangibles. A discount rate of 15.0% was used in the valuation of each intangible. The acquired intangibles are being amortized over an estimated useful life of four years.

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

Note 6.	Balance Sheet Components

Available-for-sale short-term investments

	As of
	September 30, 2018				December 31, 2017
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$133,239	$—	$(75)	$133,164	$124,816	$—	$(146)	$124,670
Certificates of deposit	152	—	—	152	162	—	—	162
Total	$133,391	$—	$(75)	$133,316	$124,978	$—	$(146)	$124,832

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

Equity investments without readily determinable fair values

As noted above, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities" on January 1, 2018. The Company's equity investments without determinable fair values amounted to $1.6 million as of September 30, 2018 and $4.5 million as of December 31, 2017, and are included in Other non-current assets in the unaudited condensed consolidated balance sheets. The Company does not have a controlling interest or the ability to exercise significant influence over these investees and these investments do not have readily determinable fair values. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in Other income (expense), net in the unaudited condensed consolidated statements of operations. $1.4 million of impairment charges were recognized during the nine months ended September 30, 2018 and there were no impairments recognized during the nine months ended October 1, 2017.

Accounts receivable, net

	As of
	September 30, 2018		December 31, 2017
	(In thousands)
Gross accounts receivable	$360,237		$437,891
Allowance for doubtful accounts	(1,255)		(1,257)
Allowance for sales returns	—	*	(20,189)
Allowance for price protection	—	*	(3,647)
Total allowances	(1,255)		(25,093)
Total accounts receivable, net	$358,982		$412,798
_________________________
* Upon adoption of ASC 606, allowances for sales returns and price protection were reclassified to current liabilities as these reserve balances are considered refund liabilities. Refer to Note 3. Revenue Recognition, for additional information on the adoption impact.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Raw materials	$2,072	$4,465
Finished goods	328,444	241,429
Total inventories	$330,516	$245,894

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Computer equipment	$13,127	$10,114
Furniture, fixtures and leasehold improvements	21,811	21,640
Software	36,883	28,997
Machinery and equipment	66,426	62,490
Construction in progress*	21,858	—
Total property and equipment, gross	160,105	123,241
Accumulated depreciation and amortization	(103,458)	(102,581)
Total property and equipment, net	$56,647	$20,660
* Arlo Technologies, Inc. entered into a build-to-suit lease arrangement in relation to its headquarters in San Jose, California. Refer to Note 10, Commitments and Contingencies, for details of this lease. The construction is expected to be completed in January 2019.

Depreciation and amortization expense pertaining to property and equipment was $3.6 million and $10.2 million for the three and nine months ended September 30, 2018, respectively, and $3.3 million and $9.8 million for the three and nine months ended October 1, 2017, respectively.

Intangibles, net

	As of September 30, 2018			As of December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$69,599	$(63,691)	$5,908	$66,599	$(62,172)	$4,427
Customer contracts and relationships	57,100	(42,749)	14,351	56,500	(37,430)	19,070
Other	12,145	(10,063)	2,082	11,045	(9,554)	1,491
Total intangibles, net	$138,844	$(116,503)	$22,341	$134,144	$(109,156)	$24,988

Amortization of intangibles was $2.4 million and $7.3 million for the three and nine months ended September 30, 2018, respectively, and $2.7 million and $10.4 million for the three and nine months ended October 1, 2017, respectively.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2018, estimated amortization expense related to finite-lived intangibles for the remaining years was as follows (in thousands):

2018 (remaining three months)	$2,466
2019	8,544
2020	7,497
2021	2,029
2022	513
Thereafter	1,292
Total estimated amortization expense	$22,341

Other non-current assets

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Non-current deferred income taxes	$75,674	$49,468
Other	18,373	12,321
Total other non-current assets	$94,047	$61,789

Other accrued liabilities

	As of
	September 30, 2018		December 31, 2017
	(In thousands)
Sales and marketing	$116,901		$96,153
Warranty obligation	18,526	*	75,824
Sales returns	78,014	*	—
Freight	8,108		10,567
Other	60,861		39,926
Total other accrued liabilities	$282,410		$222,470
_________________________
* Upon adoption of ASC 606 on January 1, 2018, certain warranty reserve balances totaling $57.9 million were reclassified to sales returns as these liabilities are payable to the Company's customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

Note 7.	Derivative Financial Instruments

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of September 30, 2018 and December 31, 2017 are summarized as follows:

Derivative Assets	Balance Sheet Location	September 30, 2018	December 31, 2017	Balance Sheet Location	September 30, 2018	December 31, 2017
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$995	$1,314	Other accrued liabilities	$189	$7,128
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	33	485	Other accrued liabilities	20	1,064
Total		$1,028	$1,799		$209	$8,192

Refer to Note 14, Fair Value Measurements, for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis in the unaudited condensed consolidated balance sheets.

The following tables set forth the offsetting of derivative assets as of September 30, 2018 and December 31, 2017:

As of September 30, 2018				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$272	$—	$272	$(59)	$—	$213
Bank of America	62	—	62	(10)	—	52
Wells Fargo	694	—	694	(140)	—	554
Total	$1,028	$—	$1,028	$(209)	$—	$819

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2017				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$1,664	$—	$1,664	$(1,664)	$—	$—
Wells Fargo	135	—	135	(135)	—	—
Total	$1,799	$—	$1,799	$(1,799)	$—	$—

The following tables set forth the offsetting of derivative liabilities as of September 30, 2018 and December 31, 2017:

As of September 30, 2018				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$59	$—	$59	$(59)	$—	$—
Bank of America	$10	$—	$10	$(10)	$—	$—
Wells Fargo	140	—	140	(140)	—	—
Total	$209	$—	$209	$(209)	$—	$—

As of December 31, 2017				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$7,815	$—	$7,815	$(1,664)	$—	$6,151
Wells Fargo	377	—	377	(135)	—	242
Total	$8,192	$—	$8,192	$(1,799)	$—	$6,393

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

The effects of the Company's cash flow hedges on the unaudited condensed statements of operations for the three months ended September 30, 2018 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Three Months Ended September 30, 2018
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$400,586	$276,394	$35,253	$49,005	$23,268
Gains (losses) on cash flow hedge	$1,031	$(7)	$2	$(138)	$(41)

The effects of the Company's cash flow hedges on the unaudited condensed statements of operations for the nine months ended September 30, 2018 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Nine Months Ended September 30, 2018
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$1,112,379	$774,510	$95,571	$139,646	$60,354
Gains (losses) on cash flow hedge	$246	$(8)	$88	$(65)	$(50)

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through Other income (expense), net. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the nine months ended September 30, 2018 and October 1, 2017.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The pre-tax effects of the Company’s derivative instruments on OCI and the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018 and October 1, 2017 are summarized as follows:

Derivatives Designated as Hedging Instruments	Three Months Ended September 30, 2018
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$895	Net revenue	$1,031
Foreign currency forward contracts	—	Cost of revenue	(7)
Foreign currency forward contracts	—	Research and development	2
Foreign currency forward contracts	—	Sales and marketing	(138)
Foreign currency forward contracts	—	General and administrative	(41)
Total	$895		$847
_________________________
(1) Refer to Note 11, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Nine Months Ended September 30, 2018
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$1,075	Net revenue	$246
Foreign currency forward contracts	—	Cost of revenue	(8)
Foreign currency forward contracts	—	Research and development	88
Foreign currency forward contracts	—	Sales and marketing	(65)
Foreign currency forward contracts	—	General and administrative	(50)
Total	$1,075		$211
_________________________
(1) Refer to Note 11, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Three Months Ended October 1, 2017
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(3,538)	Net revenue	$(4,401)
Foreign currency forward contracts	—	Cost of revenue	19
Foreign currency forward contracts	—	Research and development	84
Foreign currency forward contracts	—	Sales and marketing	629
Foreign currency forward contracts	—	General and administrative	109
Total	$(3,538)		$(3,560)
_______________________
(1) Refer to Note 11, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Nine Months Ended October 1, 2017
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(10,590)	Net revenue	$(3,374)
Foreign currency forward contracts	—	Cost of revenue	5
Foreign currency forward contracts	—	Research and development	10
Foreign currency forward contracts	—	Sales and marketing	380
Foreign currency forward contracts	—	General and administrative	67
Total	$(10,590)		$(2,912)
_______________________
(1) Refer to Note 11, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s non-designated hedge included in Other income (expense), net in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and October 1, 2017 are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended		Nine Months Ended
		September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$934	$(1,925)	$3,963	$(6,171)

Note 8.	Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to NETGEAR, Inc. for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to NETGEAR, Inc. for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of restricted stock awards, and issuances of shares under the Employee Stock Purchase Plan (the “ESPP”), which are reflected in diluted net income per share by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net income per share when their effect is anti-dilutive.
Net income per share attributable to NETGEAR, Inc. for the three and nine months ended September 30, 2018 and October 1, 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands, except per share data)
Numerator:
Net income	$9,150	$20,794	$9,510	$51,370
Less: Net loss attributable to non-controlling interest	(799)	—	(799)	—
Net income attributable to NETGEAR, Inc.	$9,949	$20,794	$10,309	$51,370

Denominator:
Weighted average common shares - basic	31,802	31,704	31,634	32,335
Potentially dilutive common share equivalent	1,172	689	1,192	934
Weighted average common shares - dilutive	32,974	32,393	32,826	33,269

Basic net income per share attributable to NETGEAR, Inc.	$0.31	$0.66	$0.33	$1.59
Diluted net income per share attributable to NETGEAR, Inc.	$0.30	$0.64	$0.31	$1.54

Anti-dilutive employee stock-based awards, excluded	450	975	874	431

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.	Income Taxes

The income tax provision for the three and nine months ended September 30, 2018, was $2.8 million, or an effective tax rate of 23.3%, and $9.5 million, or an effective tax rate of 50.1%, respectively. The income tax provision for the three and nine months ended October 1, 2017, $5.8 million, or an effective tax rate of 21.7%, and $18.7 million, or an effective tax rate of 26.7%, respectively. The increase in the effective tax rate and decrease in tax expense for the three and nine months ended September 30, 2018, compared to the three and nine months ended October 1, 2017, resulted primarily from a combination of the decline in pre-tax earnings resulting from an increase in expenses from the separation of the Arlo business and the decrease in the US federal tax rate from 35% to 21%. Additionally, during the three and nine months ended September 30, 2018, the Company completed its US federal income tax return and recognized a favorable adjustment of approximately $4.0 million related to the final determination of the transition tax which was accounted for under provisions of SAB 118 described below. This is partially offset by the tax effect of certain costs related to the separation of Arlo that the Company expects to be non-deductible.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act reduced the U.S. statutory rate from 35% to 21% effective as of January 1, 2018. In addition, certain new complex tax rules related to the taxation of foreign earnings (Global Intangible Low-Taxed Income, Foreign Derived Intangible Income and Base Erosion and Anti-abuse Tax “BEAT”) became effective as of January 1, 2018. Based on information available to date, the Company has evaluated these provisions and estimate that there is no material impact on its income tax provision other than a potential exposure for BEAT of approximately $0.8 million for the nine months ended September 30, 2018.

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

In accordance with SAB 118, the Company has determined that the $21.7 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. The Company has reviewed these amounts based on additional guidance available and has adjusted the estimate down by $4 million as of the end of the quarter ended September 30, 2018.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.	Commitments and Contingencies

Leases

The Company leases office space, cars and equipment under operating leases, some of which are non-cancelable, with various expiration dates through December 2028. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

In June 2018, Arlo Technologies Inc., a majority-owned subsidiary of the Company, entered into an office lease agreement expiring December 2028 for its corporate headquarters located in San Jose, California. During the third fiscal quarter of 2018, the Company commenced construction of tenant improvement which is expected to be complete by January 2019. Annual base rent is expected to be $2.9 million and will increase throughout the lease term. Lease payments are expected to commence once the building is complete. Under the authoritative guidance for leases, the Company is deemed the owner, for accounting purposes, during the construction phase of the building (mainly for construction of tenant improvements) under build-to-suit lease arrangements because of the Company’s involvement with the construction, the exposure to any potential cost overruns or other commitments including indemnification under the arrangements. Consequently, the fair value of the building, of $21.9 million, was included in property and equipment, net, and recorded based on fair value of the building and actual construction costs incurred through September 30, 2018. A corresponding liability of $20.6 million was included in Non-current liabilities and $0.9 million was included in Current liabilities on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2018.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of September 30, 2018, the Company had approximately $169.1 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Warranty Obligation
Changes in the Company’s warranty obligation, which is included in Other accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018		October 1, 2017
	(In thousands)
Balance as of beginning of the period	$18,759	$60,451	$75,824		$58,520
Reclassified to sales returns upon adoption of ASC 606	—	—	(57,860)	*	—
Provision for warranty obligation made during the period	857	35,815	3,798		97,083
Settlements made during the period	(1,090)	(28,716)	(3,236)		(88,053)
Balance at end of period	$18,526	$67,550	$18,526		$67,550
________________________
* Upon adoption of ASC 606 on January 1, 2018, certain warranty reserve balances totaling $57.9 million were reclassified to sales returns as these liabilities are payable to the Company's customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2018.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2018.

Employment Agreements

The Company has signed various change in control and severance agreements with key executives. Upon a termination without cause or resignation with good reason, executive officers would be entitled to (1) cash severance equal to the executive officer’s annual base salary, and, for the Chief Executive Officer, an additional amount equal to his target annual bonus, (2) 12 months of health benefits continuation and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control of the Company, executive officers would be entitled to (1) cash severance equal to a multiple (2x for the Chief Executive Officer and 1x for all other executive officers) of the sum of the executive officer’s annual base salary and target annual bonus, (2) a number of months (24 for the Chief Executive Officer and 12 for other executive officers) of health benefits continuation and (3) accelerated vesting of all outstanding, unvested equity awards. The Company had no liabilities recorded for these agreements as of September 30, 2018.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Ericsson appealed the PTAB’s Broadcom IPR decision to the Federal Circuit and also requested that the PTAB reconsider its decision. The PTAB denied Ericsson’s request for reconsideration. On appeal to the Federal Circuit, Ericsson argued that the PTAB’s determination that Broadcom had timely filed its IPR petitions was improper, as it was in privity with the defendants, and that the PTAB should not have invalidated the claims of the '625 Patent, the '568 Patent, and '215 Patent. The Federal Circuit upheld the invalidity of the patents’ claims, as previously determined by the PTAB, and ruled that Ericsson could not appeal the timeliness of Broadcom’s IPR petitions. Ericsson petitioned the Federal Circuit for an en banc rehearing of the Federal Circuit's panel decision that Broadcom was timely in bringing its IPRs, and the Federal Circuit agreed to the en banc rehearing. On January 8, 2018, the Federal Circuit sitting en banc ruled that the timeliness of Broadcom’s IPR petitions was an appealable issue. Following this en banc decision finding that PTAB decisions on privity are appealable, on April 20, 2018, the original three judge panel upheld its prior finding of invalidity and found that Broadcom was not in privity with the defendants in the district court case, and had timely filed its IPR petitions. In response, Ericsson filed another motion for an en banc hearing of this decision. On August 14, 2018, the Federal Circuit denied Ericsson’s motions for rehearing and rehearing en banc. The only appeal left for Ericsson is to the US Supreme Court.

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

With respect to 2008 through 2010, the Company filed its appeal briefs with the Provincial Tax Court in October 2015 and the hearing for the validity of the tax assessments was held on April 21, 2016. A decision favorable to the Company was issued on May 12, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court. The Company filed its counter brief on February 5, 2017. The hearing was held on May 21, 2018, and the Company received a favorable decision on June 12, 2018. The decision has not been served to the Tax Office, which is entitled to appeal on or before January 12, 2019.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 20, 2018, the Company and other defendants in the various Vivato cases moved the Court to stay the case pending various IPRs filed on all of the patents in suit. Every asserted claim of all three patents-in-suit is now subject to challenge in IPRs that are pending before the U.S. Patent and Trial Appeal Board (“PTAB”). In particular, the Company, Belkin, and Ruckus are filing one set of IPRs on the three patents in suit; Cisco is filing another set of independent IPRs on the three patents in suit; and Aruba is filing yet another set of independent IPRs on the three patents in suit. On April 11, 2018, the Court granted the motion to stay pending filing of the IPRs. On May 3, 2018, the Company and other defendants filed their IPRs. The case is stayed.

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

On June 28, 2018, the Company and other defendants submitted invalidity contentions. The Company along with other defendants jointly filed IPRs challenging 3 of the patents in suit on July 18, 2018. On September 14, 2018, the Company and other defendants jointly filed a second set of IPRs with the USPTO challenging the remaining 6 patents asserted in the Amended Complaint.

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

On February 19, 2018, MyMail submitted its list of accused products. Most Arlo-branded products and the Company’s router products were listed. MyMail’s initial infringement contentions were submitted on April 20, 2018. Discovery and claim construction briefing is ongoing.

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

On August 15, 2018, the parties jointly submitted a status report to the Court, and on October 1, 2018, the Court directed the parties to submit a Proposed Joint Scheduling Order using the Court’s form scheduling order. The Court indicated that a trial likely will be scheduled for May or June 2020.

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

The plaintiff’s oppositions to the (i) Motion to Compel Arbitration and (ii) Motion to Dismiss were due on August 20, 2018, but on that day plaintiff contacted the Company asking for its consent to allow the plaintiff to file an amended complaint in lieu of a response to the Company’s motion to dismiss. The Company consented and on that day plaintiff filed an amended complaint and its opposition to the Company’s motion to compel arbitration. The Company submitted its reply brief to plaintiff’s opposition of the motion to compel arbitration on September 5, 2018. Plaintiff and Company have agreed that the Company’s deadline to answer or otherwise respond to the amended complaint would be 30 days after the Court rules on the Company’s motion to compel arbitration.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Fischer v. NETGEAR

On June 4, 2018, Plaintiff Rob Fischer filed a purported class-action complaint in the Circuit Court of Cook County, Ill, alleging the Company’s Range Extender does not extend the range of a consumer’s WiFi network as shown in a diagram in a data sheet. On August 3, 2018, the Company filed a motion to dismiss the case. The hearing for the motion is scheduled for November 29, 2018.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Be Labs v. NETGEAR

On July 11, 2018, Be Labs sued the Company for patent infringement in the District Court of Delaware. The complaint alleges that NETGEAR’s wireless distribution systems infringe U.S. Patent Nos. 7,827,581 (“the ’581 patent”) and 9,344,183 (“the ’183 patent”). The Company’s deadline to answer the Complaint has been extended to November 12, 2018.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

This case is in the process of being settled and the Company does not expect the settlement amount to be material to its unaudited condensed consolidated financial statements.

Modern Telecom Systems (MTS) v. NETGEAR

On August 3, 2018, Plaintiff MTS filed a patent infringement lawsuit against NETGEAR in the District of Delaware. MTS accuses all of NETGEAR’s routers that are compliant with those 802.11 standards of infringing U.S. Patent No. 6,504,886 (“the ’886 Patent”), and specifically identifies NETGEAR’s Nighthawk X10 Smart Wifi Router. The deadline for the Company’s answer is November 28, 2018.

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

Note 11.	Stockholders' Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of September 30, 2018, 1.8 million shares remained authorized for repurchase under the repurchase program. The Company repurchased, reported based on trade date, shares of 0.2 million common stock at a cost of $15.0 million under the authorizations during the nine months ended September 30, 2018. The Company repurchased, reported based on trade date, 1.8 million shares of common stock at a cost of $86.6 million under the repurchase authorization during the nine months ended October 1, 2017.

The Company repurchased, as reported based on trade date, approximately 129,000 shares of common stock at a cost of $7.6 million to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the nine months ended September 30, 2018. Similarly, during the nine months ended October 1, 2017, the Company repurchased, as reported based on trade date, approximately 127,000 shares of common stock at a cost of $6.0 million to facilitate tax withholding for RSUs.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component for the nine months ended September 30, 2018 and October 1, 2017:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2017	$(146)	$(838)	$133	$(851)
Other comprehensive income (loss) before reclassifications	72	1,075	(165)	982
Less: Amount reclassified from accumulated other comprehensive income	—	211	(44)	167
Net current period other comprehensive income (loss)	72	864	(121)	815
Balance as of September 30, 2018	$(74)	$26	$12	$(36)

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2016	$(31)	$2,230	$(261)	$1,938
Other comprehensive income (loss) before reclassifications	(41)	(10,590)	2,038	(8,593)
Less: Amount reclassified from accumulated other comprehensive income	—	(2,912)	1,019	(1,893)
Net current period other comprehensive income (loss)	(41)	(7,678)	1,019	(6,700)
Balance as of October 1, 2017	$(72)	$(5,448)	$758	$(4,762)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2018 and October 1, 2017:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
	(In thousands)		(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$1,031	Net revenue	$246	Net revenue
Foreign currency forward contracts	(7)	Cost of revenue	(8)	Cost of revenue
Foreign currency forward contracts	2	Research and development	88	Research and development
Foreign currency forward contracts	(138)	Sales and marketing	(65)	Sales and marketing
Foreign currency forward contracts	(41)	General and administrative	(50)	General and administrative
	847	Total before tax	211	Total before tax
	(178)	Tax impact	(44)	Tax impact
	$669	Total, net of tax	$167	Total, net of tax

Details about Accumulated Other Comprehensive Income Components	Three Months Ended October 1, 2017		Nine Months Ended October 1, 2017
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
	(In thousands)		(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$(4,401)	Net revenue	$(3,374)	Net revenue
Foreign currency forward contracts	19	Cost of revenue	5	Cost of revenue
Foreign currency forward contracts	84	Research and development	10	Research and development
Foreign currency forward contracts	629	Sales and marketing	380	Sales and marketing
Foreign currency forward contracts	109	General and administrative	67	General and administrative
	(3,560)	Total before tax	(2,912)	Total before tax
	1,246	Tax impact	1,019	Tax impact
	$(2,314)	Total, net of tax	$(1,893)	Total, net of tax

Note 12.	Employee Benefit Plans

The Company grants options and RSUs under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Award vesting periods for this plan are generally four years. In May 2018, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 plan by an additional 1.7 million shares. As of September 30, 2018, approximately 1.8 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an ESPP, pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. As of September 30, 2018, approximately 0.7 million shares were available for issuance under the ESPP.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity

Stock option activity during the nine months ended September 30, 2018 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2017	1,879	$34.08
Granted	378	69.70
Exercised	(226)	23.02
Expired	(6)	21.45
Outstanding as of September 30, 2018	2,025	$42.00

RSU Activity

RSU activity during the nine months ended September 30, 2018 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2017	1,130	$43.22
Granted	933	68.27
Vested	(410)	40.94
Cancelled	(53)	54.78
Outstanding as of September 30, 2018	1,600	$58.04

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below sets forth the weighted average assumptions used to estimate the fair value of option grants and purchase rights granted under the ESPP during the three and nine months ended September 30, 2018 and October 1, 2017.

	Three Months Ended				Nine Months Ended
	Stock Options		ESPP		Stock Options		ESPP
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Expected life (in years)	4.4	NA	0.5	0.5	4.4	4.4	0.5	0.5
Risk-free interest rate	2.79%	NA	2.22%	1.12%	2.36%	1.65%	2.00%	0.93%
Expected volatility	33.5%	NA	38.8%	31.3%	31.1%	31.6%	37.9%	29.7%
Dividend yield	—	NA	—	—	—	—	—	—
The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations and includes $0.9 million expenses related to Arlo's equity grants described more fully in the section below:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Cost of revenue	$853	$499	$2,571	$1,477
Research and development	1,907	1,056	5,431	3,748
Sales and marketing	2,728	1,654	7,847	4,339
General and administrative	4,066	2,374	10,825	6,848
Total stock-based compensation	$9,554	$5,583	$26,674	$16,412

As of September 30, 2018, $11.4 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.5 years. $77.3 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.7 years,

Arlo Grants
In connection with the Arlo IPO discussed in Note 4, Planned Separation of Arlo, Arlo granted to certain individuals from its executive team performance-based options to purchase 2.8 million shares of Arlo common stock at weighted average exercise price of $16.00 per share to create incentives for continued long-term success and to closely align executive pay with the Company’s stockholders’ interests in the achievement of significant milestones. Additionally, during the three months ended September 30, 2018, in connection with Arlo's annual long-term incentive compensation cycle, Arlo granted and additional 0.6 million shares of stock options and 60,000 shares of RSUs. $0.9 million of expenses related to these Arlo's equity grants were recognized in the three months ended September 30, 2018.

Arlo measures stock-based compensation at the grant date based on the estimated fair value of the award. Arlo calculates the fair value of the option using the Black-Scholes-Merton option pricing model.The grant date fair value of Arlo's RSUs was based on the Arlo's closing stock price on the date of grant.

Arlo’s common stock did not have a history of being publicly traded at grant date, the estimated term of Arlo’s options granted was determined using a combination of simplified method, using an average of the contractual term and vesting period of the stock options and by using managements best estimate of the expected term. The risk-free interest rate of options granted was based on the implied yield currently available on U.S. Treasury securities, with a remaining term commensurate with the estimated expected term. The estimated volatility assumption was calculated based on a compensation peer group analysis of stock price volatility with an eight-year look back period ending on the grant date.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below sets forth the weighted average assumptions used to estimate the fair value of Arlo's option grants during the three months ended September 30, 2018.

Three Months Ended
September 30, 2018
Expected life (in years)	6.3
Risk-free interest rate	2.86%
Expected volatility	40.0%
Dividend yield	—

As of September 30, 2018, $19.2 million of unrecognized compensation cost related to Arlo’s stock options was expected to be recognized over a weighted-average period of 3.6 years. $0.9 million of unrecognized compensation cost related to unvested Arlo’s RSUs was expected to be recognized over a weighted-average period of 1.7 years.

The Company expects that certain of NETGEAR's outstanding stock options and unvested restricted stock units held by both NETGEAR and Arlo employees on the date of the Distribution will be converted to equivalent options or restricted stock units, as applicable, with respect to Arlo’s common stock. These modified awards will otherwise have substantially the same terms and conditions, including term and vesting provisions, as the existing NETGEAR's equity awards at the time of conversion. Additionally, in connection with the Distribution, the Company expects to proportionately adjust the number and exercise prices of certain options, RSUs granted to NETGEAR and Arlo employees that are outstanding at the time of the spin-off and to maintain the aggregate intrinsic value of such awards at the date of the spin-off, pursuant to the terms of these awards.

Note 13.	Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM and operates and reports in three segments: Arlo, Connected Home, and SMB. The Arlo segment is a majority-owned, publicly traded subsidiary, Arlo Technologies, Inc. upon the completion of its IPO on August 7, 2018:

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

The Company believes that this structure reflects its current operational and financial management, and provides the best structure for the Company to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

compensation expense, separation expense, restructuring and other charges, litigation reserves, net, interest income and other income (expense), net. The CODM does not evaluate operating segments using discrete asset information.

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands, except percentage data)
Net revenue:
Arlo	$131,174	$110,460	$332,197	$249,904
Connected Home	194,684	183,099	563,628	563,365
SMB	74,728	61,924	216,554	196,594
Total net revenue	$400,586	$355,483	$1,112,379	$1,009,863
Contribution income:
Arlo	$8,495	$15,230	$12,813	$18,723
Arlo contribution margin	6.5%	13.8%	3.9%	7.5%
Connected Home	$31,283	$24,546	$87,143	$81,382
Connected Home contribution margin	16.1%	13.4%	15.5%	14.4%
SMB	$21,200	$12,583	$58,130	$47,839
SMB contribution margin	28.4%	20.3%	26.8%	24.3%
Total segment contribution income	$60,978	$52,359	$158,086	$147,944
Corporate and unallocated costs	(32,454)	(18,740)	(82,003)	(53,974)
Amortization of intangibles (1)	(2,304)	(2,608)	(7,111)	(10,136)
Stock-based compensation expense	(9,554)	(5,583)	(26,674)	(16,412)
Separation expense	(7,054)	—	(25,822)	—
Restructuring and other charges	(1)	(19)	(1,368)	(78)
Litigation reserves, net	—	(15)	(5)	(68)
Interest income	1,490	501	3,310	1,388
Other income (expense), net	829	666	638	1,384
Income before income taxes	$11,930	$26,561	$19,051	$70,048
_________________________

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.

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

The following table shows net revenue by geography for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
United States (U.S.)	$280,639	$235,584	$762,619	$663,096
Americas (excluding U.S.)	8,145	8,804	19,611	19,870
EMEA	64,917	62,161	200,227	175,810
APAC	46,885	48,934	129,922	151,087
Total net revenue	$400,586	$355,483	$1,112,379	$1,009,863

Long-lived assets by Geographic Region
Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
United States ("U.S.")	$41,799	$9,216
Americas (excluding U.S.)	4,189	1,807
EMEA	386	141
China	7,021	6,803
APAC (excluding China)	3,252	2,693
Total property and equipment, net	$56,647	$20,660

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14.	Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

	As of September 30, 2018
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$37,228	$37,228	$—	$—
Available-for-sale securities: U.S. treasuries (1)	133,164	133,164	—	—
Available-for-sale securities: certificates of deposit (1)	152	152	—	—
Trading securities: mutual funds (1)	2,857	2,857	—	—
Foreign currency forward contracts (2)	1,028	—	1,028	—
Total assets measured at fair value	$174,429	$173,401	$1,028	$—
Liabilities:
Foreign currency forward contracts (3)	$209	$—	$209	$—
Contingent consideration (4)	5,953	$—	$—	5,953
Total liabilities measured at fair value	$6,162	$—	$209	$5,953
_________________________

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

(3)	Included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

(4)
Included in Other non-current accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Meural that is contingent upon the achievement of certain technical and service revenue milestones milestones. Refer to Note 5, Business Acquisition, regarding detailed disclosures on the determination of fair value of the contingent consideration.

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

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of September 30, 2018 and December 31, 2017, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 15.	Restructuring and Other Charges

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

Restructuring and other charges recognized in the nine months ended September 30, 2018, were primarily for severance, and other costs in relation to certain office closures and downsizes. No significant restructuring and other charges were recognized during the three months ended September 30, 2018 and the three and nine months ended October 1, 2017. Amounts attributable to lease contract termination charges will be paid over the remaining lease term until January 2022.

The following table provides a summary of the activity related to accrued restructuring and other charges for the nine months ended September 30, 2018:

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Accrued Restructuring and Other Charges at December 31, 2017	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at September 30, 2018
	(In thousands)
Restructuring
Employee termination charges	$6	$917	$(702)	$(10)	$211
Lease contract termination and other charges	1,129	464	(1,354)	(3)	236
Total Restructuring and other charges	$1,135	$1,381	$(2,056)	$(13)	$447

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate and report in three segments: Arlo, Connected Home, and Small and Medium Business ("SMB"). Arlo is a majority-owned, publicly traded subsidiary, Arlo Technologies, Inc. We believe that this structure reflects our current operational and financial management, and provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. Arlo is focused on combining an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use LTE and WiFi internet networking solutions. The SMB segment is focused on small and medium businesses and consists of business networking, storage and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”).

The markets in which all of our segments operate are intensely competitive and subject to rapid technological change. We believe that the principal competitive factors in the consumer and small and medium business markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, security, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and subscription services, and enhancing our current products while continuing to expand our channels and maintaining customer satisfaction worldwide. Among these investments is an enhanced focus on cybersecurity relating to our products and systems, as the threat of cyber-attacks and exploitation of potential security vulnerabilities in our industry is on the rise and is increasingly a significant consumer concern.

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Wal-Mart, Staples, Office Depot, Target, Fry’s Electronics, Argos (U.K.), FNAC (Europe), MediaMarkt (Europe), Darty (France), JB HiFi

(Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com worldwide, Newegg.com (US), JD.com and Alibaba (China), as well as Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro and D&H. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors and retailers. We expect that these wholesale distributors and retailers will continue to contribute a significant percentage of our net revenue for the foreseeable future.

On February 6, 2018, the Company announced that its Board of Directors had unanimously approved the pursuit of a separation of the Arlo business from NETGEAR (the “Separation”). On August 2, 2018, Arlo and NETGEAR announced the pricing of Arlo's initial public offering (IPO) at a price to the public of $16.00 per share, subsequently listing on the New York Stock Exchange on August 3, 2018 under the symbol "ARLO". On August 7, Arlo completed the IPO and generated proceeds of approximately $170.2 million, net of offering costs. Upon completion of the IPO, Arlo common stock outstanding amounted to 74,247,000 shares, including the exercise of the underwriters' option of 1,532,250 shares, of which NETGEAR holds 62,500,000 shares of Arlo common stock, representing approximately 84.2% of the outstanding shares of Arlo common stock. For details on the IPO, refer to Note 4, Planned Separation of Arlo, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

We presently intend to distribute our holdings of Arlo common stock prior to the end of our first quarter of 2019 to our stockholders in a manner generally intended to qualify as tax-free to our stockholders for U.S. federal income tax purposes (the “Distribution”). The Distribution is subject to market, tax and legal considerations, final approval by our Board of Directors and other customary requirements. However, we may abandon or change the structure of the Distribution if we determine, in our sole discretion, that the Distribution is not in our best interest or that of our stockholders.

Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the planned Separation.

We have incurred and expect to incur significant costs in connection with our planned separation of our Arlo business. Separation expense primarily consists of third-party advisory, consulting, legal and professional services, IT costs and employee bonuses directly related to the separation, as well as other items that are incremental and one-time in nature that are related to the planned Arlo separation. Separation expense incurred was $7.1 million during the three months ended September 30, 2018 and $27.3 million since commencement in December 2017 to date. Additionally, we have, and expect to incur dis-synergies resulting from the planned separation primarily relating to incremental personnel and facilities related expenditure to establish Arlo as a stand-alone company. In the three and nine months ended September 30, 2018, dis-synergies incurred as a result of the Arlo separation amounted to $15.5 million and $22.4 million, respectively. We currently estimate that such additional separation costs and dis-synergies relating to the separation, solely for the three months ended December 31, 2018, will be approximately $7.5 million and $21.0 million, respectively, although the estimates are subject to a number of assumptions and uncertainties.

As a result of Arlo's IPO, the interests in Arlo of stockholders other than NETGEAR are presented separately as a non-controlling interest within the total stockholder's equity in the unaudited condensed consolidated balance sheet and the amount of consolidated net income attributable to these minority holders is presented as a separate caption on the unaudited condensed consolidated statement of operations.

During the three months ended September 30, 2018, net revenue increased by $45.1 million, or 12.7%, from $355.5 million in the prior period to $400.6 million, while operating income decreased by $15.8 million from $21.5 million in the prior period to $9.6 million. Net revenue increased across all segments, with Arlo, SMB and Connected Home increasing by 18.8%, 20.7%, and 6.3%, respectively. The increase in Arlo segment net revenue was mainly attributable to Arlo cameras and the rollout of Arlo lights launched in the second quarter of fiscal 2018. The increase in SMB net revenue was mainly due to growth in switches compared to the prior year period. Connected Home segment net revenue increased primarily as a result of higher net revenue of home wireless, broadband modems and gateway products, partially offset by lower net revenue from mobile products. Operating expenses increased $36.9 million in the three months ended September 30, 2018 compared to the prior year period as a result of increased research and development of $12.1 million, general and administrative of $9.0 million, sales and marketing of $8.7 million, and separation expense of $7.1 million. In the three months ended September 30, 2018, we incurred $15.5 million of dis-synergies associated with the separation of the Arlo business, of which $13.0 million were related to operating expenses:  $5.3 million in research and development, $4.2 million in general and administration and $3.5 million in sales and marketing. The increase in operating expenses was partially offset by higher net revenue and gross margin achievement resulting in an overall decline of $15.8 million in income from operations compared to the prior year period.

On a geographic basis, net revenue increased in the Americas and EMEA, and declined in APAC in three months ended September 30, 2018 as compared to the prior year period. The increase in the Americas net revenue was primarily driven by higher net revenue from our Arlo cameras, the rollout of Arlo lights, home wireless, and broadband modem and gateway products. The increase in EMEA was primarily driven by increased net revenue from our home wireless products and switches, partially offset by a decline in Arlo cameras. APAC net revenue decreased due to a decline in net revenue of our mobile and broadband modem and gateway products, partially offset by increases in switches and Arlo cameras.

On August 6, 2018, we completed the acquisition of certain intellectual property and other assets of Meural Inc. at a purchase price of approximately $22.2 million. The acquisition qualified as a business acquisition and was accounted for using the acquisition method of accounting. We believe the acquisition enables the Company to add a new business to its product portfolio and to expand Netgear's service offerings. For further details, refer to Note 5, Business Acquisition, in Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1of this Quarterly Report on Form 10-Q.

Looking forward, we expect strong growth in our Arlo segment driven by increasing demand for our Arlo cameras and expect to continue to introduce new product and services offerings, while we move forward with our planned separation of the Arlo business, which we presently intend to complete prior to the end of the first quarter of 2019. We are targeting mid-single digit growth in our Connected Home segment compared with the same period of the prior year driven by success in WiFi home systems, broadband modems and gateway products and Meural canvass. We expect to capitalize on technological inflection points of 802.11 ax and 5G through the new product introductions and to continue to develop and roll out service offerings to build recurring service revenue. We expect growth in our SMB segment driven by sales of our 10Gig, PoE, PoE+, web-managed and app-managed switches, and ProAV switches. We expect service provider net revenue to be approximately $40 million to $50 million in the fourth quarter of 2018 and anticipate it to be approximately $35 million to $40 million for Connected home and SMB combined per quarter in 2019 upon Arlo's separation which is expected to be completed by the first quarter of 2019. In addition, we expect a shift in consumer preference away from single point WiFi routers to whole Home WiFi Systems which may require increased marketing and promotional expenditures to achieve similar levels of market share as we have experienced in the WiFi router category. We expect dis-synergies associated with the Arlo separation to grow from $15.5 million in the three months through September 30, 2018 to approximately $21.0 million in the fourth quarter of 2018.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018, with the comparable reporting period in the preceding year.

	Three Months Ended				Nine Months Ended
	September 30, 2018		October 1, 2017		September 30, 2018		October 1, 2017
	(In thousands, except percentage data)
Net revenue	$400,586	100.0%	$355,483	100.0%	$1,112,379	100.0%	$1,009,863	100.0%
Cost of revenue	276,394	69.0%	252,388	71.0%	774,510	69.6%	717,900	71.1%
Gross profit	124,192	31.0%	103,095	29.0%	337,869	30.4%	291,963	28.9%
Operating expenses:
Research and development	35,253	8.8%	23,127	6.5%	95,571	8.6%	69,167	6.8%
Sales and marketing	49,005	12.2%	40,311	11.4%	139,646	12.6%	115,001	11.4%
General and administrative	23,268	5.8%	14,229	4.0%	60,354	5.4%	40,373	4.0%
Separation expense	7,054	1.8%	—	—%	25,822	2.3%	—	—%
Restructuring and other charges	1	0.0%	19	0.0%	1,368	0.1%	78	0.0%
Litigation reserves, net	—	—%	15	0.0%	5	0.0%	68	0.0%
Total operating expenses	114,581	28.6%	77,701	21.9%	322,766	29.0%	224,687	22.2%
Income from operations	9,611	2.4%	25,394	7.1%	15,103	1.4%	67,276	6.7%
Interest income	1,490	0.4%	501	0.2%	3,310	0.2%	1,388	0.1%
Other income (expense), net	829	0.2%	666	0.2%	638	0.1%	1,384	0.1%
Income before income taxes	11,930	3.0%	26,561	7.5%	19,051	1.7%	70,048	6.9%
Provision for income taxes	2,780	0.7%	5,767	1.7%	9,541	0.8%	18,678	1.8%
Net income	9,150	2.3%	$20,794	5.8%	9,510	0.9%	51,370	5.1%
Net loss attributable to non-controlling interest	(799)	(0.2)%	—	—%	(799)	(0.0)%	—	—%
Net income attributable to NETGEAR, Inc.	$9,949	2.5%	$20,794	5.8%	$10,309	0.9%	$51,370	5.1%

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

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Americas	$288,784	18.2%	$244,388	$782,230	14.5%	$682,966
Percentage of net revenue	72.1%		68.7%	70.3%		67.6%
EMEA	$64,917	4.4%	$62,161	$200,227	13.9%	$175,810
Percentage of net revenue	16.2%		17.5%	18.0%		17.4%
APAC	$46,885	(4.2)%	$48,934	$129,922	(14.0)%	$151,087
Percentage of net revenue	11.7%		13.8%	11.7%		15.0%
Total net revenue	$400,586	12.7%	$355,483	$1,112,379	10.2%	$1,009,863
Americas

The increase in Americas net revenue in the three and nine months ended September 30, 2018, compared to the prior year periods, was primarily driven by increased net revenue of Arlo cameras, Arlo lights, which launched in the second quarter of fiscal 2018, home wireless products, broadband modem and gateway products and switches. Additionally, net revenue was negatively impacted by provisions for channel promotion activities deemed to be a reduction of net revenue increasing disproportionately compared to the prior year periods, mainly as a result of growth in the Arlo segment.

Arlo segment net revenue experienced growth of 28.0% and 34.2% in the three and nine months ended September 30, 2018, respectively, compared to the prior year periods, as we continued to experience robust demand for our Arlo camera product portfolio and was further assisted by the rollout of Arlo lights. Connected Home net revenue increased by 10.0% and 6.5% in the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. The increases in Connected Home net revenue primarily related to home wireless and broadband modem and gateway products, led by our Nighthawk and Orbi brands. Connected Home net revenue from our service provider customers decreased by $8.7 million and $1.2 million for the three and nine months ended September 30, 2018, respectively. SMB net revenue increased by 25.1% and 6.7% in the three and nine months ended September 30, 2018, respectively, as compared to prior year periods. The increase in SMB net revenue is primarily attributable to a net revenue increase in switches.

EMEA

EMEA net revenue increased in the three and nine months ended September 30, 2018, compared to the prior year periods. In the three months to September 30 2018, the net revenue increase was driven by home wireless products and switches, partially offset by a decline in Arlo cameras. In the nine months to September 30, 2018, net revenue increased primarily due to home wireless products, Arlo cameras and switches, partially offset by declines in storage and broadband modem and gateway products. Additionally, net revenue was negatively impacted by provisions for channel promotion activities deemed to be a reduction of net revenue increasing disproportionately compared to the prior year periods.

APAC

APAC net revenue decreased in the three and nine months ended September 30, 2018, compared to the prior year periods. The decrease was primarily attributable to lower net revenue of our broadband modem and gateway, mobile, and home wireless products, partially offset by higher net revenue from Arlo cameras and switches. The decline in mobile and broadband modem and gateway products was primarily attributable to service provider customers.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of the following: the cost of finished products from our third party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; import duties, warranty costs associated with returned goods; write-downs for excess and obsolete inventory; amortization expense of certain acquired intangibles; and costs attributable to the provision of service offerings.

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

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Cost of revenue	$276,394	9.5%	$252,388	$774,510	7.9%	$717,900
Gross margin	31.0%		29.0%	30.4%		28.9%

Cost of revenue increased for the three and nine months ended September 30, 2018, compared to the prior year periods, primarily due to increased net revenue.

Gross margin increased for the three and nine months ended September 30, 2018 compared to the prior year periods, primarily due to higher product margin achievement and lower provisions for sales returns and warranty expense, partially offset by higher provisions for channel marketing promotion activities deemed to be a reduction of net revenue increasing disproportionately compared to the prior year periods.

We expect gross margin percentage for the fourth quarter of fiscal 2018 to decrease as we anticipate increased spending on channel and promotional activities to capitalize on consumer buying habits during the holiday season. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; import customs duties; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service provider customers. We expect that revenue derived from paid subscription service plans will increase as a percentage of our revenue in the future, which may have a positive impact on our gross margin. From time to time, however, we may experience fluctuations in our gross margin as a result of the factors discussed above.

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

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Research and development expense	$35,253	52.4%	$23,127	$95,571	38.2%	$69,167

Research and development expense increased for the three and nine months ended September 30, 2018, compared to the prior year periods, primarily due to increases of $4.5 million and $10.3 million in personnel-related expenditures, $4.4 million and $9.4 million in IT and facility allocations, $1.9 million and $4.7 million in variable compensation, and $1.3 million and $2.1 million in engineering projects and outside professional services, respectively. The total increase in research and development expense for the three and nine months ended September 30, 2018 included $5.3 million and $6.6 million of dis-synergies relating to the separation, primarily relating to incremental personnel and facilities related expenditure, respectively. Research and development headcount increased from 347 as of October 1, 2017 to 421 as of September 30, 2018. The increase in research and development headcount was led by Arlo, which added 45 additional employees compared to the prior year period. The Connected Home segment and corporate research and development department added a further 17 and 16 employees respectively.
We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services to combat competitive pressures. We continue to invest in research and development to expand our Arlo product offerings and services, grow our cloud platform capabilities, and connected home products portfolio including services, expand our 10Gig, PoE, web-managed and app-managed switches, and develop innovative WiFi and LTE Advanced and 5G coverage solutions. For the remainder of fiscal 2018, we expect research and development expenses to grow in absolute dollars as we continue to allocate resources to help accelerate growth in key strategic areas, and work towards the separation of the Arlo business resulting further dis-synergies, mainly associated with duplicate hiring in our corporate research and development function. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Sales and marketing expense	$49,005	21.6%	$40,311	$139,646	21.4%	$115,001

Sales and marketing expense increased for the three and nine months ended September 30, 2018, compared to the prior year periods, primarily due to increases in personnel-related expenditures of $4.0 million and $12.7 million, outside professional services of $2.7 million and $3.8 million, IT and facility allocations of $1.4 million and $3.3 million, and variable compensation of $1.2 million and $3.4 million, respectively. The increase in the three months ended September 30, 2018 was partially offset by lower marketing expenditures of $1.5 million. The total increases in sales and marketing expense for the three and nine months ended September 30, 2018 included $3.5 million and $5.2 million, respectively, of dis-synergies relating to the separation, primarily relating to incremental personnel and facilities related expenditure. Sales and marketing headcount increased from 329 employees as of October 1, 2017 to 386 employees as of September 30, 2018. The increase in headcount was driven by the Arlo separation and the need to establish Arlo as a stand-alone company.

We expect our sales and marketing expense to grow in absolute dollars in the remainder of fiscal year 2018. We expect to continue to invest in brand marketing to strengthen our competitive position in fast growing product categories. In addition, the separation of the Arlo business will result in dis-synergies, mainly associated with duplicate hiring for various sales and marketing roles. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of net revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
General and administrative expense	$23,268	63.5%	$14,229	$60,354	49.5%	$40,373

General and administrative expense increased for the three and nine months ended September 30, 2018, compared to the prior year periods, mainly due to higher personnel-related expenditures of $4.2 million and $9.2 million, legal and professional services of $1.7 million and $4.3 million, variable compensation of $1.3 million and $3.3 million, and IT, facility and other allocation of $1.4 million and $2.3 million, respectively. The total increase in general and administrative expense for the three and nine months ended September 30, 2018 included $4.2 million and $6.5 million, respectively, of dis-synergies relating to the separation, primarily relating to incremental personnel and facilities related expenditure. General and administrative headcount increased from 169 employees as of October 1, 2017 to 236 employees as of September 30, 2018. The increase in headcount was driven by the Arlo separation.
We expect our general and administrative expenses to grow in absolute dollars in the remainder of fiscal 2018. In addition, the planned separation of the Arlo business will result in dis-synergies, mainly associated with duplicate hiring. The general and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation described in Note 10, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Separation Expense

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Separation expense	$7,054	**	$—	$25,822	**	$—
**Percentage change not meaningful.

Separation expense primarily consists of expenses that are related to the separation of the Arlo business from us. These consist primarily of third-party advisory, consulting, legal and professional services, IT costs and employee bonuses directly related to the separation, as well as other items that are incremental and one-time in nature that are related to the planned Arlo separation.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Interest income	$1,490	197.4%	$501	$3,310	138.5%	$1,388
Other income (expense), net	829	24.5%	666	638	(53.9)%	1,384
Total	$2,319	98.7%	$1,167	$3,948	42.4%	$2,772

Interest income increased for the three and nine months ended September 30, 2018, compared to the prior year periods, due to increases in both short term investment average balances and yields obtained on such balances being more favorable than the prior year periods.

Other income (expense), net increased for the three months ended September 30, 2018, compared to the prior year period, primarily due to a $0.4 million fair value gain on investment. Other income (expense), net decreased for the nine months ended September 30, 2018, primarily due to an impairment charge of $1.4 million pertaining to an investment, partially offset by a $0.4 million fair value gain on investment and higher gains recognized relating to foreign currency forward contracts. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three and nine months ended September 30, 2018. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 7, Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Provision for income taxes	$2,780	(51.8)%	$5,767	$9,541	(48.9)%	$18,678
Effective tax rate	23.3%		21.7%	50.1%		26.7%

The increase in the effective tax rate and decrease in tax expense for the three and nine months ended September 30, 2018, compared to the three and nine months ended October 1, 2017, resulted primarily from the combination of a decline in pre-tax earnings resulting from an increase in expenses from the separation of the Arlo business and the decrease in the US federal tax rate from 31% to 21%. Additionally, during the three and nine months ended September 30, 2018 the Company completed its US federal income tax return and recognized a favorable adjustment of approximately $4.0 million related to the final determination of the transition tax which was accounted for under provisions of SAB 118 described below. This was partially offset by the tax effect of certain costs related to the separation of Arlo that the Company expects to be nondeductible.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act reduced the U.S. statutory rate from 35% to 21% effective as of January 1, 2018. In addition, certain new complex tax rules related to the taxation of foreign earnings (Global Intangible Low-Taxed Income, Foreign Derived Intangible Income and Base Erosion and Anti-abuse Tax “BEAT”) became effective as of January 1, 2018. Based on information available to date, we have evaluated these provisions and estimate that there is no material impact on the Company's income tax provision other than a potential exposure for BEAT of approximately $0.8 million for the nine months ended September 30, 2018.

In the year ended December 31, 2017, we recorded the effects of a reduction in tax rates from 35% to 21% on our deferred tax assets and liabilities and a one-time transition tax. After the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We have calculated an estimate of the impact of the Tax Act in our tax provision for the period ending December 31, 2017 in accordance with our understanding of the Tax Act and guidance available as of the date of the filing of Form 10-K and as a result recorded $48.3 million as additional income tax expense in the fourth fiscal quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $26.6 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $21.7 million. During the quarter ended September 30, 2018, the Company finalized its federal tax calculation of the transition tax. The final calculation of the federal transition tax liability was $15 million, resulting in a decrease to tax expense of approximately $4.0 million. The remaining $2.7 million pertains to estimated state tax liabilities that have not yet been completed.

Net loss attributable to non-controlling interest

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Net loss attributable to non-controlling interest	$(799)	**	$—	$(799)	**	$—
**Percentage change not meaningful.

Non-controlling interests reflects the proportionate Arlo loss incurred post IPO attributable to the 15.8% of Arlo common stock not held by NETGEAR.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 13, Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Arlo

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(in thousands, except percentage data)
Net revenue	$131,174	18.8%	$110,460	$332,197	32.9%	$249,904
Percentage of total net revenue	32.7%		31.1%	29.9%		24.7%
Contribution income	$8,495	(44.2)%	$15,230	$12,813	(31.6)%	$18,723
Contribution margin	6.5%		13.8%	3.9%		7.5%

Arlo segment net revenue increased for the three and nine months ended September 30, 2018, compared to the prior year periods. The increases were mainly driven by the continued rollout of our Arlo Pro 2 cameras and Arlo lights, which launched in the fourth quarter of fiscal 2017 and the second quarter of fiscal 2018, respectively. On a geographic basis, in the three months ended September 30, 2018, we experienced growth in the Americas and APAC, partially offset by a decline in EMEA. In the nine months ended September 30, 2018 we experienced net revenue growth across all geographic regions. Additionally, service revenue increased by $2.1 million, or 25.9%, and $7.0 million, or 34.7%, for the three and nine months ended September 30, 2018 compared to the prior year periods, respectively.

Contribution income decreased significantly for both three and nine months ended September 30, 2018, compared to the prior year periods, primarily due to higher operating expenditures through increased investment in research and development. We continue to invest in research and development to expand our Arlo product offerings and services, and in brand marketing to strengthen our competitive position. Additionally, we expect Arlo to increase investment in channel promotional activities as Arlo executes on its strategy of acquiring registered users.

Connected Home

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(in thousands, except percentage data)
Net revenue	$194,684	6.3%	$183,099	$563,628	0.0%	$563,365
Percentage of total net revenue	48.6%		51.5%	50.6%		55.8%
Contribution income	$31,283	27.4%	$24,546	$87,143	7.1%	$81,382
Contribution margin	16.1%		13.4%	15.5%		14.4%

Connected Home segment net revenue increased for the three months ended September 30, 2018 and was relatively flat compared to the prior year periods. Net revenue from non-service provider customers increased $25.4 million and $27.7 million in the three and nine months to September 30, 2018 primarily due to higher net revenue from home wireless, and broadband modem and gateway products. Net revenue from service provider customers fell $13.9 million and $27.4 million in the three and nine months to September 30, 2018 mainly due to lower net revenue from mobile products. The growth in non-service provider net revenue was led by our Orbi and Nighthawk brands. Geographically, for both periods, net revenue increased in the Americas and EMEA and decreased in APAC.

Contribution income increased for the three and nine months ended September 30, 2018, compared to the prior year period, primarily due to increased net revenue and gross margin, mainly due to favorable product mix and lower provisions for sales returns and warranty expense, partially offset by higher operating expenses as a proportion of net revenue.

SMB

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(in thousands, except percentage data)
Net revenue	$74,728	20.7%	$61,924	$216,554	10.2%	$196,594
Percentage of total net revenue	18.7%		17.4%	19.5%		19.5%
Contribution income	$21,200	68.5%	$12,583	$58,130	21.5%	$47,839
Contribution margin	28.4%		20.3%	26.8%		24.3%

SMB segment net revenue increased for the three and nine months ended September 30, 2018, compared to the prior year periods, primarily due to increased net revenue from switches and SMB wireless products. SMB net revenue was further benefited by lower provisions for sales returns and reduced channel promotional activities deemed to be a reduction of net revenue.

Contribution income increased for the three and nine months ended September 30, 2018, compared to the prior year periods, primarily due to increased net revenue and improved gross margin performance, not being met with proportionate operating expense spending.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments, and cash generated from operations. Our cash equivalents and short-term investments are comprised primarily of money-market funds, U.S. treasury securities, and certificates of deposits. As of September 30, 2018, we had cash, cash equivalents and short-term investments totaling $529.8 million, of which cash, cash equivalents and short-term investments held by Arlo Technologies, Inc. amounted to $187.8 million. Our cash and cash equivalents balance increased from $202.9 million as of December 31, 2017 to $393.6 million as of September 30, 2018. Our short-term investments, which represent invested funds available for current operations, increased from $126.9 million as of December 31, 2017 to $136.2 million as of September 30, 2018. In the third fiscal quarter of 2018, Arlo Technologies, Inc. listed on the NYSE generating proceeds of $170.2 million, net of offering costs.

As of September 30, 2018, 28.6% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances.

The following table presents our cash flows for the periods presented.

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(In thousands)
Net cash provided by operating activities	$73,856	$101,432
Net cash used in investing activities	(41,488)	(13,849)
Net cash provided by (used in) financing activities	158,402	(81,478)
Net cash increase	$190,770	$6,105

Operating activities

Net cash provided by operating activities decreased by $27.6 million for the nine months ended September 30, 2018 compared to the prior year period, due primarily to lower net income, partially offset by higher stock based compensation and improvement in working capital movements.

Our days sales outstanding ("DSO") decreased to 82 days as of September 30, 2018 as compared to 95 days as of December 31, 2017. DSO as of December 31, 2017 was higher due to seasonal payment terms provided to our larger customers. The adoption of ASU 2014-09, "Revenue from Contracts with Customers" as of January 1, 2018 negatively impacted our DSO as of September 30, 2018 by approximately 2 days, mainly as a result of changes in the balance sheet presentation of certain reserve balances previously shown net within accounts receivable which are now presented as liabilities. Refer to Note 3, Revenue Recognition, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for the details on adoption impacts. Our accounts payable increased from $111.9 million as of December 31, 2017 to $168.2 million as of September 30, 2018, primarily as a result of timing of payments and temporary increases in payment terms with trade suppliers. Inventory increased from $245.9 million as of December 31, 2017 to $330.5 million as of September 30, 2018, as we looked to minimize the impact of import tariffs, and to avoid supply interruptions. Ending inventory turns were 3.3 in the three months ended September 30, 2018 down from 4.8 turns in the three months ended December 31, 2017.

Investing activities

Cash of $41.5 million was used in investing activities during the nine months ended September 30, 2018, compared with cash used of $13.8 million in the prior year period. We paid a net cash consideration of $14.4 million in connection with the acquisition of Meural. The movement in investing activities was also driven by higher spending on purchases of short-

term investments and higher capital expenditures on software, computer, machinery and equipment, mainly due to the planned separation of the Arlo business.

Financing activities

Cash of $158.4 million was provided in financing activities during the nine months ended September 30, 2018, compared with cash used of $81.5 million in the prior year period. The increase in cash from financing activities was primarily attributable to $170.2 million of net proceeds from the Arlo IPO and decreased common stocks repurchase activities compared to the prior year period.

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of September 30, 2018, 1.8 million shares remained authorized for repurchase under the repurchase program. During the nine months ended September 30, 2018, we repurchased and retired, reported based on trade date, 0.2 million shares of common stock at a cost of $15.0 million. During the nine months ended October 1, 2017, we repurchased and retired, reported based on trade date, 1.8 million shares of common stock at a cost of $86.6 million. During the nine months ended September 30, 2018 and October 1, 2017, we also repurchased and retired, reported based on trade date, approximately 129,000 and 127,000 shares of common stock, at a cost of $7.6 million and $6.0 million, respectively, to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. For a detailed discussion of our common stock repurchases, refer to Note 11, Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Contractual Obligations
The following table summarizes our non-cancelable operating lease commitments, purchase obligations and Tax Act payable as of September 30, 2018:

	Payments due by period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$50,540	$10,583	$17,267	$13,586	$9,104
Purchase obligations	169,073	169,073	—	—	—
Tax Act payables	6,548	—	—	—	6,548
Total	$226,161	$179,656	$17,267	$13,586	$15,652

We lease office space, cars and equipment under non-cancelable operating leases with various expiration dates through December 2028. As of September 30, 2018, we had approximately $50.5 million in non-cancelable operating lease commitment, of which $10.8 million was attributable to Arlo Technologies, Inc., a majority-owned subsidiary of NETGEAR. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space. In June 2018, Arlo Technologies Inc. entered into an office lease agreement expiring December 2028. Under the authoritative guidance for leases, Arlo Technologies, Inc. is deemed the owner, for accounting purposes, during the construction phase of the building (mainly for construction of tenant improvements) under build-to-suit lease arrangement. For a detailed discussion on this lease, refer to Note 10, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of September 30, 2018, we had approximately $169.1 million in non-cancelable purchase commitments with suppliers, of which $44.9 million was attributable to Arlo Technologies, Inc. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

As of December 31, 2017, we had an estimated long term liability of $17.5 million related to a one-time transaction tax that resulted from the passage of the Tax Act payable in eight annual installments starting April 2018. The company has revised this provisional estimate by lowering the total cost by $4.0 million. As of September 30, 2018, we had a $6.5 million liability that has yet to be paid.
As of September 30, 2018, we had $17.4 million of gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months is approximately $0.9 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the nine months ended September 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Changes in Internal Control over Financial Reporting

Other than certain controls implemented in connection with the separation of Arlo, build-to-suit lease accounting, and the adoption of the amended accounting standard for revenue recognition, there have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 10, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	changes in U.S. and international tax and trade policy that adversely affect customs, tax or duty rates, such as the higher tariffs on products imported from China enacted by the Trump administration;

•	introductions of new technologies and changes in consumer preferences that result in either unanticipated or unexpectedly rapid product category shifts;

•
slow or negative growth in the networking product, personal computer, Internet infrastructure, smart home, home electronics and related technology markets, as well as decreased demand for Internet access;

•	seasonal shifts in end market demand for our products, particularly in our Connected Home business segment and our majority-owned subsidiary, Arlo Technologies, Inc.;

•	delays in the introduction of new products by us or market acceptance of these products;

•	unanticipated decreases or delays in purchases of our products by our significant traditional and online retail customers;

•	component supply constraints from our vendors;

•	unanticipated increases in costs, including air freight, associated with shipping and delivery of our products;

•	discovery of security vulnerabilities in our products, services or systems, leading to negative publicity, decreased demand or potential liability;

•	shift in overall product mix sales from higher to lower margin products, or from one business segment to another, that would adversely impact our margins;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	the inability to maintain stable operations by our suppliers and other parties with which we have commercial relationships;

•	unfavorable level of inventory and turns;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	delay or failure of our service provider customers to purchase at their historic volumes or at the volumes that they or we forecast;

•	changes in tax rates or adverse changes in tax laws that expose us to additional income tax liabilities;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand, resulting in increased inventory exposure;

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

*Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of securities of technology and other companies, which may be unrelated to the financial performance of these companies. These broad market fluctuations may negatively affect the market price of our common stock.

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;

•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors' growth rates;

•	actual or anticipated fluctuations in the stock price, operating results or growth rate of our majority-owned subsidiary, Arlo Technologies, Inc.;

•	conditions in the financial markets in general or changes in general economic conditions, including government efforts to stabilize currencies;

•	actual or anticipated changes in governmental regulation, including taxation and tariff policies;

•	interest rate or currency exchange rate fluctuations;

•	our ability to forecast or report accurate financial results; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

*Our plan to separate into two independent, publicly traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time, expense and management attention, any of which could negatively impact our businesses, financial condition, results of operations and prospects.

On February 6, 2018, the Company announced that its Board of Directors had unanimously approved the pursuit of a separation of the Arlo business from NETGEAR (the “Separation”). On August 2, 2018, Arlo and NETGEAR announced the pricing of Arlo's initial public offering (IPO) at a price to the public of $16.00 per share, subsequently listing on the New York Stock Exchange on August 3, 2018 under the symbol "ARLO". On August 7, Arlo completed the IPO and generated proceeds of approximately $170.2 million, net of offering costs. Upon completion of the IPO, Arlo common stock outstanding amounted to 74,247,000 shares, including the exercise of the underwriters' option of 1,532,250 shares, of which NETGEAR holds 62,500,000 shares of Arlo common stock, representing approximately 84.2% of the outstanding shares of Arlo common stock.

We presently intend to distribute our holdings of Arlo common stock prior to the end of our first quarter of 2019 to our stockholders in a manner generally intended to qualify as tax-free to our stockholders for U.S. federal income tax purposes (the “Distribution”). The Distribution is subject to market, tax and legal considerations, final approval by our Board of Directors and other customary requirements. However, we may abandon or change the structure of the Distribution if we determine, in our sole discretion, that the Distribution is not in our best interest or that of our stockholders.

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

As the majority stockholder of Arlo, we could be adversely affected if the assets and resources of Arlo are insufficient on a stand-alone basis, or if Arlo encounters difficulties in acquiring or integrating additional assets or resources to conduct its business. In addition, other unanticipated developments, including difficulty in separating the assets and resources of our Arlo business from the rest of our assets and resources, changes to the competitive environment for Arlo’s or our respective businesses, possible delays in obtaining or failure to obtain tax opinions, regulatory or other approvals or clearances to approve or facilitate the Separation uncertainty in financial markets and other challenges in executing the Separation as planned, could delay or prevent the Separation, or cause the Separation to occur on terms or conditions that are different or less favorable than expected.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, and manufacture and sell products that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors' products, we must continue to increase our focus and capital investment in research and development, including software development. For example, we have committed a substantial amount of resources to the development, manufacture, marketing and sale of our Nighthawk home networking products and Orbi WiFi system, and to introducing additional and improved models in these lines. If these products do not continue to maintain or achieve widespread market acceptance, or if we are unsuccessful in capitalizing on other smart home market opportunities, our future growth may be slowed and our financial results could be harmed. Also, as the mix of our business increasingly includes new products and services that require additional investment, this shift may adversely impact our margins, at least in the near-term. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

In addition, we have acquired companies and technologies in the past and as a result, have introduced new product lines in new markets. We may not be able to successfully manage integration of the new product lines with our existing products. Selling new product lines in new markets will require our management to learn different strategies in order to be successful. We may be unsuccessful in launching a newly acquired product line in new markets which requires management of new suppliers, potential new customers and new business models. Our management may not have the experience of selling in these new markets and we may not be able to grow our business as planned. For example, in August 2018, we acquired Meural Inc., a leader in digital platforms for visual art, to enhance our Connected Home product and service offerings. Similarly, we acquired certain technology and intellectual property in connection with our acquisition of AVAAK, Inc. in 2012 that was key to the development of Arlo Smart security camera products. If we are unable to effectively and successfully further develop these new product lines, we may not be able to increase or maintain our sales and our gross margins may be adversely affected.

We have experienced delays and quality issues in releasing new products in the past, which resulted in lower quarterly net revenue than expected. In addition, we have experienced, and may in the future experience, product introductions that fall short of our projected rates of market adoption. Online Internet reviews of our products are increasingly becoming a significant factor in the success of our new product launches, especially in our Connected Home business segment and our majority-owned subsidiary Arlo. If we are unable to quickly respond to negative reviews, including end user reviews posted on various prominent online retailers, our ability to sell these products will be harmed. Any future delays in product development and introduction, or product introductions that do not meet broad market acceptance, or unsuccessful launches of new product lines could result in:

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

*Changes in trade policy in the United States and other countries, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.

The U.S. government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, a number of countries. In particular, while China currently enjoys “most favored nation” trading status with the United States, the U.S. government has proposed to revoke that status and recently implemented tariffs on a significant number of products manufactured in China. For example, a 10% tariff has already taken effect on certain products imported into the United States beginning on September 24, 2018, and this tariff rate is scheduled to increase to 25% for these products imported on and after January 1, 2019. Moreover, President Trump has indicated that he is considering expanding these tariffs to additional products imported from China. Our analysis of our supply chain, manufacturing processes and product compositions is ongoing, but our review to date indicates that some of our products are affected by these tariffs. Although we have been working closely with our manufacturing partners to assess and implement ways to mitigate the impact of these tariffs on our supply chain as promptly as reasonably practicable, including seeking to shift production outside of China, these efforts may disrupt our operations, may not be successful and may not be accomplished in a timely or cost-effective manner. As a result, we may be required to raise our prices on certain products, which could result in the loss of customers and harm to our market share, competitive position and operating performance.

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

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud management service paired with a number of our products. If malicious actors compromise this cloud service, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service is a relatively new business for us and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems. Our management has spent increasing amounts of time, effort and expense in this area, and in the event of the discovery of a significant product security vulnerability, we would incur additional substantial expenses and our business would be harmed. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services or customer private information, including customer videos and customer personal identification information, or if these third-party systems failed for other reasons, it could result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.

*Global economic conditions could materially adversely affect our revenue and results of operations.

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

In addition, availability of our products from third-party manufacturers and our ability to distribute our products into the United States and non-U.S. jurisdictions may be impacted by factors such as an increase in duties, tariffs or other restrictions on trade; raw material shortages, work stoppages, strikes and political unrest; economic crises and international disputes or conflicts; changes in leadership and the political climate in countries from which we import products; and failure of the United States to maintain normal trade relations with China and other countries. Any of these occurrences could materially adversely affect our business, operating results and financial condition

In the recent past, various regions worldwide have experienced slow economic growth. In addition, current economic challenges in China, including any global economic ramifications of these challenges, may continue to put negative pressure on global economic conditions. If conditions in the global economy, including Europe, China, Australia and the United States, or other key vertical or geographic markets deteriorate, such conditions could have a material adverse impact on our business, operating results and financial condition. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

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

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our systems and customer data, but these security measures cannot provide absolute security. In addition, many jurisdictions strictly regulate data privacy and protection and may impose significant penalties for failure to comply with these requirements. For example, the European Union's General Data Protection Regulation ("GDPR"), which became effective in May 2018, has required us to expend significant time and resources to prepare for compliance. Also, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018, that will go into effect beginning January 1, 2020, which will also likely require us to expend significant time and resources to prepare for compliance. Potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of employee error or other employee actions, hacking, fraud, social engineering or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, subject us to significant governmental fines, damage our brand and reputation, or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions in the GDPR. We cannot presently determine the impact such laws, regulations and standards will have on our business. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare or privacy laws, including the GDPR, in light of the lack of applicable precedent and regulations.

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

Our future success depends in large part upon the continued services of our key technical, engineering, sales, marketing, finance and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key engineering, research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. The separation of the Arlo business, and the recent transition of certain of our leadership team to the Arlo business may also place stress on our leadership team’s execution of our business. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long term succession plan. As a result, if we suffer the loss of services of any key executive, our long term business results may be harmed. While we believe that we have mitigated some of the business execution and business continuity risk with our organization into three business segments with separate leadership teams, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel. In addition, because we do not have a formal long term succession plan, we may not be able to have the proper personnel in place to effectively execute our long term business strategy if Mr. Lo or other key personnel retire, resign or are otherwise terminated.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries, have either changed or are considering changes to their tax laws. These changes are largely punitive to U.S. multinational corporations. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Additionally, new provisions were added to mitigate the potential erosion of the U.S. tax base and to discourage use of low tax jurisdictions to own intellectual property and other valuable intangible assets. While these provisions were intended to prevent specific perceived taxpayer abuse, they may have adverse, unexpected consequences. While Treasury has begun to issue Regulations on how these new rules should be applied and how the relevant calculations are to be prepared, there continues to be uncertainty. While more guidance is available, significant estimates and judgment are required in assessing the consequences. The Company is still quantifying the effects of certain aspects of the tax law change. As we complete our analysis and prepare necessary data, and interpret any additional guidance, we will adjust our calculations and provisional amounts that we have recorded in our tax provision. Any such adjustments may materially impact our provision for income taxes in our financial statements. We urge our stockholders to consult with their legal and tax advisors with respect to the legislation and potential tax consequences of investing in our stock.

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

We received notice from the French Tax Administration on December 21, 2017 of their intent to audit our 2015 and 2016 tax filings for corporate income tax and value-added taxes. We have received a proposal of rectification on August 2018. We have not yet agreed to the final outcome of the audit. While we believe that we have reported and paid the appropriate amount of tax, if we are unsuccessful in defending our positions, our profitability could be reduced.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 27% of overall net revenue in the third quarter of fiscal 2018 and approximately 34% of overall net revenue in fiscal 2017. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•	exchange rate fluctuations;

•	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•	preference for locally branded products, and laws and business practices favoring local competition;

•
changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws (including potential responses to the higher tariffs on certain imported products recently announced by the Trump administration);

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Finally, consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

*As part of growing our business, we have made and expect to continue to make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business and operating results could be harmed and our stock price could decline.

From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. For example, in August 2018, we acquired Meural Inc., a leader in digital platforms for visual art, to enhance our Connected Home product and service offerings. Additionally in April 2013, we closed the acquisition of the AirCard business of Sierra Wireless, Inc., which was our largest acquisition, both in terms of consideration and headcount. Acquisitions involve numerous risks and challenges, including but not limited to the following:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2018 - July 29, 2018	—	$—	—	1,957,463
July 30, 2018 - August 26, 2018	140,677	$72.63	138,600	1,818,863
August 27, 2018 - September 30, 2018	70,635	$73.56	66,446	1,752,417
Total	211,312	$72.94	205,046
_________________________

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the three months ended September 30, 2018, we repurchased and retired, reported based on the trade date, approximately shares of 0.2 million common stock at a cost of $15.0 million under the authorizations.

(2)
During the three months ended September 30, 2018, we repurchased, as reported based on trade date, approximately 6,300 shares of common stock at a cost of $0.4 million to facilitate tax withholding for RSUs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1
3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2
4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1
10.1*	Form of Change in Control and Severance Agreement (Chief Executive Officer)				X
10.2*	Form of Change in Control and Severance Agreement (Certain Other Executive Officers)				X
10.3	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.1
10.4	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.2
10.5	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.3
10.6	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.4
10.7	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.5
10.8	Registration Rights Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.6
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Indicates management contract or compensatory plan or arrangement.
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

NETGEAR, INC.
Registrant
/s/ BRYAN D. MURRAY
Bryan D. Murray
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 2, 2018