Form 10-K
period 2018-12-31
NETGEAR, INC
filed 2019-02-22
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2018
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 1, 2018 was approximately $958.3 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 29, 2018 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director and each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 31,505,702 shares as of February 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Item 1. Business

General

We are a global company that delivers innovative networking and Internet connected products to consumers and businesses. We operate and report in two segments: Connected Home, and Small and Medium Business (“SMB”). The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use 4G/5G mobile, Wi-Fi internet networking solutions and smart devices such as Orbi Voice smart speakers and Meural digital canvas. The SMB segment is focused on small and medium-sized businesses and consists of business networking, storage, wireless LAN and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. We are organized into the following three geographic territories: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

On February 6, 2018, we announced that the Board of Directors had unanimously approved the pursuit of a separation of our smart camera business “Arlo” from NETGEAR (the “Separation”) to be effected by way of initial public offering (“IPO”) and spin-off. On August 2, 2018, Arlo and NETGEAR announced the pricing of Arlo's IPO and subsequently listed on the New York Stock Exchange on August 3, 2018 under the symbol “ARLO”. Upon completion of the IPO on August 7, 2018, we held approximately 84.2% of the outstanding shares of Arlo common stock. On December 31, 2018, we completed the distribution of 62,500,000 shares of the outstanding common stock of Arlo to NETGEAR’s shareholders (the “Distribution”) and no longer own any shares of Arlo common stock. Upon Arlo's Distribution on December 31, 2018, Arlo’s historical financial results for periods prior to the Distribution are reflected in our consolidated financial statements as discontinued operations for the periods presented. For further detail, refer to Note 3, Discontinued Operations, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

We were incorporated in Delaware on January 8, 1996. Our website address is www.netgear.com.

In the years ended December 31, 2018, 2017, and 2016, we generated net revenue of $1.06 billion, $1.04 billion, and $1.14 billion, respectively.

Markets

Our mission is to be the innovative leader in connecting the world to the internet. Our goal includes being the provider of industry-leading networking and smart connected products for consumers, businesses, and service providers. There are a number of factors that are driving today's demand for products within these markets. The ever-growing number of internet connected devices, such as smart phones, laptops, tablets and the advent of Smart Home and Internet-of-Things devices has increased the need for more robust networking solutions. The internet has enabled information and resource sharing via both local area networks, and more broadly via the internet. To take advantage of complex applications, advanced communication capabilities and rich multimedia content, internet connections are being upgraded by deploying high-speed broadband access technologies. Users also seek the convenience and flexibility of operating their laptops, smart phones, tablets and related computing devices while accessing their content in a more mobile, or wireless, manner. Increased market demand for Smart Home and internet-connected products, such as Smart TVs, game consoles, HD streaming players, security cameras, thermostats, smoke detectors, smart speakers and voice controlled assistants, etc., continue to drive new innovations in networking and related service offerings. As a result, the need and desire for more convenience, speed, coverage range, and reliability of an in-home Wi-Fi network as well as mobile cellular networks has become a greater priority among households as well as businesses.

Consumers, businesses and service providers demand a complete set of wired and wireless networking as well as broadband products that are tailored to their specific needs and budgets, while incorporating the latest networking technologies. Although these users desire the continual introduction of new advanced technologies, they often lack technical knowledge and resources. Therefore, a seamless 'plug-and-play' or easy-to-install experience with no need for customer service and support is the expected norm. We have also observed that this audience prefers the convenience of obtaining a networking solution from a single company and we have seen that they tend to be loyal purchasers of a brand with which they have had a good experience. Purchasing decisions in these markets are driven by the affordability and reliability of the products. To provide reliable, easy-to-use products at an attractive price, we believe a successful supplier must have a company-wide focus on the unique requirements of these markets, operational discipline and a cost-efficient infrastructure with processes that allow for efficient product development, manufacturing and distribution.

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

Broadband Service Providers. We also supply our products directly to broadband service providers in the United States and internationally providing cable, DSL and 4G/5G mobile broadband. Service providers supply our products to their business and home subscribers. Our largest broadband service providers include AT&T and Telstra.

The largest portion of our net revenues was derived from Americas sales in the year ended December 31, 2018. Americas sales as a percentage of net revenue was 66.2% in the year ended December 31, 2018, up from 64.0% in the year ended December 31, 2017. We have continuously committed resources to our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical instability, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws. For further information regarding these risks, refer to Item 1A, Risk Factors of Part I of this Annual Report on Form 10-K.

Best Buy Co., Inc. and affiliates and Amazon and affiliates each accounted for 10% or more of net revenue for the year ended December 31, 2018, 2017 and 2016, respectively.

Product Offerings

Our products are built on a variety of proven technologies such as wireless (Wi-Fi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Our product line consists of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as digital canvasses and smart mesh Wi-Fi speakers. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which our products are sold. Auxiliary to these hardware offerings, we have added services for our installed base of customers through applications available via subscription models that deliver more features that enhance the experience with our products.

Smart Home / Connected Home / Broadband access. Products that create and extend wired and wireless networks in homes and small businesses to connect devices to the internet, enable connection to broadband networks, as well as devices that connect to the internet in delivering functionality. These products are sold primarily via brick and mortar retail, e-commerce, and service provider channels and include:

•
Broadband modems, which are devices that convert the broadband signals into Ethernet data that feeds Internet into homes and offices. We provide modems that connect to DOCSIS 3.x, xDSL, FTTx, and 4G/5G mobile;

•	Wi-Fi Gateways, which are Wi-Fi routers with an integrated broadband modem, for broadband Internet access;

•	Wi-Fi Hotspots, which create mobile Wi-Fi Internet access that utilizes 4G/5G mobile and 5G data networks for use on the go, and at home in place of traditional wired broadband, Internet access;

•	Wi-Fi routers and home Wi-Fi Systems, which create a local area network (LAN) for home or office computer, mobile and Smart Devices to connect and share a broadband Internet connection;

•	Wi-Fi range extenders, which extend the range of an existing Wi-Fi network to eliminate Wi-Fi dead spots;

•	Powerline adapters and bridges, which extend wired and Wi-Fi Internet connections to any AC outlet using existing electrical wiring;

•	Wi-Fi network adapters, which enable computing devices to be connected to the network via Wi-Fi;

•	Digital Canvasses, which enable users to display digital art and photos; and

•	Value added service offerings such as technical support, parental controls and cybersecurity protection for consumers.

Small and Medium business solutions. These products are sold into the small and medium business marketplace through an extensive network of DMRs and VARs, and increasingly through brick and mortar retail and e-commerce channels and include:

•	Ethernet switches, which are multiple port devices used to network computing devices and peripherals via Ethernet wiring;

•
Wireless controllers, access points and Wi-Fi systems, which are devices used to manage and control Wi-Fi on a campus or a facility providing Wi-Fi connections to smart phones, tablets, laptops and other computing devices;

•
Unified storage, which delivers file and block based data into a single shared storage system, meeting the demands of small enterprises, education, hospitality and health markets through an easy-to-use interface for managing multiple storage protocols; and

•	Internet security appliances, which provide internet access through capabilities such as firewalls and Virtual Private Networks (VPNs).

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

Our products that target the business market are generally designed with an industrial appearance, including metal cases and, for some product categories, the ability to mount the product within standard data networking racks as well as unique mounting solutions for other uses. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a business user. For example, we offer data transfer rates up to ten gigabits per second for our business products to meet the higher capacity requirements of business users. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. Security requirements within our products for business broadband access include firewall and VPN capabilities that allow for secure interactions between remote offices and business headquarter locations over the internet. Our connectivity product offerings for the business market include enhanced security and remote configurability often required in a business setting. Our ReadyNAS® family of network attached storage products implements redundant arrays of independent disks (RAID) data protection, enabling businesses to store and protect critical data easily, efficiently and intelligently.

Our vision for the home network is about intelligently controlling and monitoring all devices connected to the home network at all times, thus creating a Smart Environment. Our focus is to continue to introduce new products and services into growth areas that form the basis of Smart Homes, such as: the fastest Wi-Fi standards with broadest coverage via latest technology (802.11ax) Wi-Fi routers and home Wi-Fi systems; high speed DOCSIS 3.1, xDSL and fiber gateways with more integrated functions; 5G mobile gateways and mobile hotspots; Digital Canvasses; and other automation devices. We continue to announce and introduce new products in these key markets.

Our vision for the business network is to increase the effectiveness, efficiency and supportability of the hybrid cloud access network. We believe small and medium-sized enterprises will continue to move into cloud-based applications, such as: Salesforce.com, Ring Central, Zoom video conferencing, SuccessFactors, Workday, and others. In addition, we believe these enterprises will move into utility-like on demand computing power supplied by third party data centers. Also, increasingly more enterprises are enabling the BYOD (bring your own device) environment allowing smart phones, tablets, and netbooks to be the business computing devices of choice. We believe that the need for cost efficient and easy-to-use video surveillance by small businesses and corporate offices will continue to grow and fuel the growth of our POE(+) market, with its ability to power 4K cameras. These trends will place a greater demand on business networks. To meet this demand we are introducing next generation technology, such as: Enhanced Power over Ethernet (PoE) switches, Multi-gigabit Ethernet switches, Wi-Fi mesh systems, high capacity local and remote unified storage, small to medium capacity campus wireless LAN, and security appliances. In addition, our Insight line of cloud-connected networking devices can be managed remotely and securely via mobile Apps or Browser interfaces, providing continuous monitoring and instantaneous fault notification.

Competition

The consumer, business and service provider markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•
within the consumer markets, companies such as ARRIS, ASUS, AVM, Linksys (owned by Foxconn), Devolo, D-Link, Eero (which recently agreed to be purchased by Amazon), Google, Samsung, Synology, Symantec, TP Link, and Western Digital;

•
within the business markets, companies such as Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, QNAP Systems, Seagate Technology, SonicWall, Synology, TP Link, Ubiquiti, WatchGuard and Western Digital; and

•
within the service provider markets, companies such as Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero (which recently agreed to be purchased by Amazon), Franklin, Google, Hitron, Huawei, Novatel Wireless, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL.

Our potential competitors include other consumer electronics vendors, including Amazon, Apple, LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes, voice assistants and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we also face significant and increased competition from original design manufacturers ("ODMs") and contract manufacturers ("CMs") who are selling and attempting to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. For example, Hewlett-Packard Enterprise has significant brand name recognition and has an advertising presence substantially greater than ours. Similarly, Cisco Systems is well recognized as a leader in providing networking products to businesses, while Google competes in the consumer Wi-Fi product market, and both have substantially greater financial resources than we do. Several of our competitors, such as TP-Link, offer a range of products that directly compete with most of our product offerings. Several of our other competitors primarily compete in a more limited manner. For example, Cisco and Dell sell networking products primarily targeted at larger businesses or enterprises. However, the competitive environment in which we operate changes rapidly. Other companies with significant resources could also become direct competitors, either through acquiring a competitor or through internal efforts.

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

Manufacturing

Our primary manufacturers are Cloud Network Technology (more commonly known as HonHai Precision or Foxconn Corporation), Delta Electronics Incorporated, Wistron NeWeb Corporation, and Pegatron Corporation, all of which are headquartered in Taiwan. Beginning in September 2018 and upon the introduction of Section 301 tariffs by the US government on a significant number of US bound products manufactured in China, we commenced a plan to migrate manufacturing locations substantially away from mainland China. We expect this migration to be completed by the end of the second quarter of 2019 and upon completion substantially all of our manufacturing relating to US bound products will occur in Vietnam, Thailand, Indonesia and Taiwan. Products sourced for markets outside of the US will continue to be substantially manufactured in China and Vietnam. We distribute our manufacturing among our key suppliers to avoid excessive concentration with a single supplier. However, there has been an increase in supplier concentration since 2015 and we expect this concentration to continue over the course of 2019 to 2020. Any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our manufacturers to manufacture our products. If our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing our products and our business would be significantly impacted. In addition to their responsibility for the manufacturing of our products, our manufacturers typically purchase all necessary parts and materials to produce complete, finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Hong Kong and mainland China. They are responsible for auditing and inspecting process and product quality on the premises of our ODMs and JDMs.

We obtain several key components from limited or sole sources. For example, many of the semiconductors used in our products are designed specifically for our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. From a limited number of suppliers, we obtain switching fabric semiconductors, which are used in our Ethernet switches and internet gateway products; wireless local area network chipsets which are used in our wireless products and mobile network chipsets which are used in our wireless gateways and hotspots. Our third party manufacturers generally purchase these components on our behalf on a purchase order basis. If these sources fail to satisfy our supply requirements, our ability to meet scheduled product deliveries would be harmed and we may lose sales and experience increased component costs.

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

Customer Support

We design our products with ease-of-use top of mind. We respond globally to customer inquiries through a variety of channels including phone, chat, community, social, and email. Customers can also get self-help service through the comprehensive knowledgebase and the user forum from our website. Customer support is provided through a combination of a limited number of permanent employees and use of subcontracted, out-sourced resources. Our permanent employees design our technical support database and are responsible for training and managing our outsourced sub-contractors. They also handle escalations from the outsourced resources. We utilize the information gained from customers by our customer support organization to enhance our product offerings, including further simplifying the installation process. In 2018 we migrated to a unified platform to create efficiency and improve our customer experience.

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark, trade secret, and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold approximately 197 issued United States patents that expire between years 2019 and 2037 and 93 foreign patents that expire between 2019 and 2035. In addition, we currently have approximately 109 pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products in the United States and internationally, including NETGEAR, NETGEAR Armor, NPG, NPG logo, Everybody’s Connecting, AirCard, AirCard Enabled, Around Town, Orbi, Genie, Genie+, the Genie logo, ReadyShare, Neo TV, the Neo TV logo, ProSafe, RangeMax, ReadyNAS, ReadyDrop, ReadyData, ReadyCloud, ReadyDLNA, ReadyRecover, ProSecure, the ProSecure logo, Push2TV, Streampro, Centria, My Media, Nighthawk, Nighthawk x4, Nighthawk x6, Overdrive, Overdrive 3G/4G Mobile Hotspot logo, Zing Mobile Hotspot, Mingle, Ufast, NETGEAR Insight, NETGEAR UP, VIZN, FASTLANE, FASTLANE3, Meural, Trueart, Digital Canvas, and X-RAID.

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

Backlog

Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. As we typically fulfill orders received within a relatively short period (e.g., within a few weeks for our top three customers) after receipt, our revenue in any fiscal year depends primarily upon orders booked and the availability of supply of our products in that year. In addition, most of our backlog is subject to rescheduling or cancellation with minimal penalties. As a result, our backlog as of any particular date may not be an indicator of revenue for any succeeding period. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in revenue. Accordingly, we do not believe that backlog information is material to an understanding of our overall business, and backlog as of any particular date should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

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

Employees

As of December 31, 2018, we had 837 full-time employees, with 312 in sales, marketing and technical support, 274 in research and development, 108 in operations, and 143 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements.

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

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 15, 2019.

Name	Age	Position
Patrick C.S. Lo	62	Chairman and Chief Executive Officer
Bryan D. Murray	44	Chief Financial Officer
Michael F. Falcon	62	Chief Operations Officer
David J. Henry	46	Senior Vice President, Connected Home Products and Services
Andrew W. Kim	48	Senior Vice President of Corporate Development, General Counsel and Corporate Secretary
John P. McHugh	58	Senior Vice President, SMB Products and Services
Mark G. Merrill	64	Chief Technology Officer
Tamesa T. Rogers	45	Senior Vice President, Human Resources
Michael A. Werdann	50	Senior Vice President of Worldwide Sales

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

Bryan D. Murray has served as our Chief Financial Officer since August 2018. He has been with NETGEAR since November 2001, serving in various management roles within the finance organization. Prior to assuming the role of CFO, he served as NETGEAR’s Vice President of Finance and Corporate Controller since June 2011. Before joining NETGEAR in 2001, he worked in public accounting at Deloitte and Touche LLP. He holds a B.A. from the University of California, Santa Barbara and is licensed as a Certified Public Accountant.

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

•
changes in U.S. and international tax and trade policy that adversely affect customs, tax or duty rates, such as the higher tariffs on products imported from China enacted by the current U.S. administration;

•	introductions of new technologies and changes in consumer preferences that result in either unanticipated or unexpectedly rapid product category shifts;

•
slow or negative growth in the networking product, personal computer, Internet infrastructure, smart home, home electronics and related technology markets, as well as decreased demand for Internet access;

•	seasonal shifts in end market demand for our products, particularly in our Connected Home business segment;

•	delays in the introduction of new products by us or market acceptance of these products;

•	unanticipated decreases or delays in purchases of our products by our significant traditional and online retail customers;

•	component supply constraints or sudden, unforeseen price increases from our vendors;

•	unanticipated increases in costs, including air freight, associated with shipping and delivery of our products;

•
discovery or exploitation of security vulnerabilities in our products, services or systems, leading to negative publicity, decreased demand or potential liability, including potential breach of our customers' data privacy or disruption of the continuous operation of our cloud infrastructure and our in-use products;

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the consumer market include ARRIS, ASUS, AVM, Devolo, D-Link, Eero (which recently agreed to be purchased by Amazon), Google, Linksys (owned by Foxconn), Samsung, Synology, Symantec, TP-Link and Western Digital. Our principal competitors in the business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, QNAP Systems, Seagate Technology, SonicWall, Synology, TP-Link, Ubiquiti, WatchGuard and Western Digital. Our principal competitors in the service provider market include Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero, Franklin, Google, Hitron, Huawei, Novatel Wireless, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and Zyxel. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including Apple, LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. Certain of our significant competitors also serve as key sales and marketing channels for our products, potentially giving these competitors a marketplace advantage based on their knowledge of our business activities and/or their ability to negatively influence our sales opportunities. For example, Amazon provides an important sales channel for our products, and it recently announced it has entered into a definitive agreement to acquire Eero, one of our competitors in the mesh Wi-Fi systems market. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources, but may be more nimble in developing new or disruptive technology or in entering new markets. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors in the service provider and retail spaces price their products significantly below our product costs in order to gain market share. Certain substantial competitors have business models that are more focused on customer acquisition and access to customer data rather than on financial return from product sales, and these competitors have the ability to provide sustained price competition to many of our products in the market. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution which we may not have. These companies could devote more capital resources to develop, manufacture and market competing products than we could. Our competitors may acquire other companies in the market and leverage combined resources to gain market share. In some instances, our competitors may be acquired by larger companies with additional formidable resources, such as the pending purchase of ARRIS by CommScope. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

If we fail to continue to introduce or acquire new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net revenue and gross margins.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, and manufacture and sell products that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors' products, we must continue to increase our focus and capital investment in research and development, including software development. For example, we have committed a substantial amount of resources to the development, manufacture, marketing and sale of our Nighthawk home networking products and Orbi Wi-Fi system, and to introducing additional and improved models in these lines. If these products do not continue to maintain or achieve widespread market acceptance, or if we are unsuccessful in capitalizing on other smart home market opportunities, our future growth may be slowed and our financial results could be harmed. Also, as the mix of our business increasingly includes new products and services that require additional investment, this shift may adversely impact our margins, at least in the near-term. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

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

We have experienced delays and quality issues in releasing new products in the past, which resulted in lower quarterly net revenue than expected. In addition, we have experienced, and may in the future experience, product introductions that fall short of our projected rates of market adoption. Online Internet reviews of our products are increasingly becoming a significant factor in the success of our new product launches, especially in our Connected Home business segment. If we are unable to quickly respond to negative reviews, including end user reviews posted on various prominent online retailers, our ability to sell these products will be harmed. Any future delays in product development and introduction, or product introductions that do not meet broad market acceptance, or unsuccessful launches of new product lines could result in:

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc., Amazon.com, Inc. and their affiliates, wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation, and service providers, such as AT&T. We expect that a significant portion of our net revenue will continue to come from sales to a small number of customers for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of customers fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these customers. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our customers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major customers reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. Furthermore, some of our customers are also our competitors in certain product categories, which could negatively influence their purchasing decisions. For example, Amazon recently announced it has entered into a definitive agreement to acquire Eero, one of our competitors in the mesh Wi-Fi systems market. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed.

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

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers' ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

Changes in trade policy in the United States and other countries, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.

The U.S. government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, a number of countries. In particular, while China currently enjoys “most favored nation” trading status with the United States, the U.S. government has proposed to revoke that status and has implemented tariffs on a significant number of products manufactured in China. For example, a 10% tariff has already taken effect on certain products imported into the United States beginning on September 24, 2018, and this tariff rate is scheduled to increase to 25% for these products imported on and after March 2, 2019. Moreover, the current U.S. administration has indicated that it is considering expanding these tariffs to additional products imported from China. Our analysis of our supply chain, manufacturing processes and product compositions is ongoing, but our review to date indicates that some of our products are affected by these tariffs. Although we have been working closely with our manufacturing partners to assess and implement ways to mitigate the impact of these tariffs on our supply chain as promptly as reasonably practicable, including seeking to shift production outside of China, these efforts may disrupt our operations, may not be successful and may not be accomplished in a timely or cost-effective manner. As a result, we may be required to raise our prices on certain products, which could result in the loss of customers and harm to our market share, competitive position and operating performance.

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

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party manufacturers, including original design manufacturers, or ODMs, as well as contract manufacturers. In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors or are themselves competitors in certain product categories. Due to changing economic conditions, the viability of some of these third-party manufacturers may be at risk. Our ODMs are increasingly refusing to work with us on certain projects, such as projects for manufacturing products for our service provider customers. Because our service provider customers command significant resources, including for software support, and demand extremely competitive pricing, our ODMs are starting to refuse to engage on service provider terms. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third party manufacturer which would take significant effort and our business may be harmed. In addition, as we contemplate moving manufacturing into different jurisdictions, we will be subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud management service paired with a number of our products. If malicious actors compromise this cloud service, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service is a relatively new business for us and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems. Our management has spent increasing amounts of time, effort and expense in this area, and in the event of the discovery of a significant product security vulnerability, we would incur additional substantial expenses and our business would be harmed. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services or customer private information, including customer personal identification information, or if these third-party systems failed for other reasons, it could result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.

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

In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and Italy, have had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. In addition, the potential consequences of the "Brexit" process in the United Kingdom have led to significant uncertainty in the region. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, or should the United Kingdom's "Brexit" decision lead to additional economic or political instability, the global economy, including the U.S., U.K. and European Union economies where we have a significant presence, could be hindered, which could have a material adverse effect on us. There could also be a number of other follow-on effects from these economic developments on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory, or lose sales from having too few products.

If we are unable to properly monitor and manage our sales channel inventory and maintain an appropriate level and mix of products with our wholesale distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. We generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product.

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

Our future success depends in large part upon the continued services of our key technical, engineering, sales, marketing, finance and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key engineering, research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long-term succession plan. As a result, if we suffer the loss of services of any key executive, our long-term business results may be harmed. While we believe that we have mitigated some of the business execution and business continuity risk with our organization into two business segments with separate leadership teams, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel. In addition, because we do not have a formal long-term succession plan, we may not be able to have the proper personnel in place to effectively execute our long term business strategy if Mr. Lo or other key personnel retire, resign or are otherwise terminated.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries, have either changed or are considering changes to their tax laws. These changes are largely punitive to U.S. multinational corporations. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Additionally, new provisions were added to mitigate the potential erosion of the U.S. tax base and to discourage use of low tax jurisdictions to own intellectual property and other valuable intangible assets. The Company completed its analysis of the impact of U.S. Tax reform and has finalized all estimates previously considered provisional under Staff Accounting Bulletin 118 in the fourth quarter of 2018, for details, refer to Note 9, Income Taxes, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The changes in tax law under the Tax Act are complex and regulations governing the implementation continue to be issued. While the Company believes it has correctly accounted for the impact of the Tax Act, guidance continues to be issued and may differ from our interpretation based on existing facts and circumstances. We urge our stockholders to consult with their legal and tax advisors with respect to the legislation and potential tax consequences of investing in our stock.

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

We are also subject to examination by other tax authorities, including state revenue agencies and other foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

Our separation from Arlo and the distribution of Arlo shares to our stockholders may not achieve some or all of the anticipated benefits and may adversely affect our business.

On February 6, 2018, we announced that our Board of Directors had unanimously approved the pursuit of a separation of our smart camera business “Arlo” from NETGEAR (the “Separation”), to be effected by way of initial public offering (“IPO”) and spin-off. On August 7, 2018, Arlo Technologies, Inc. (“Arlo”) completed its IPO and generated proceeds of approximately $170.2 million, net of offering costs. Upon completion of the IPO, we held 62,500,000 shares of Arlo common stock, representing approximately 84.2% of the outstanding shares of Arlo common stock. On December 31, 2018, we completed the distribution of these 62,500,000 shares to our stockholders (the “Distribution”), and we no longer own any shares of Arlo common stock after the Distribution.

There is a risk that we may not be able to achieve the full strategic, operational and financial benefits to us and Arlo that were anticipated to result from the Separation or that such benefits may be delayed or not occur at all. In fact, the Distribution may adversely affect our business. Following the Distribution, we are a smaller company with a less diversified product portfolio and a narrower business focus. As a result, we may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. Although NETGEAR and Arlo are now two independent companies, our long joint history may cause consumers and investors to continue to associate the companies with each other, either positively or negatively. Separating the businesses may also eliminate or reduce synergies or economies of scale that existed prior to the Distribution, which could harm our business.

We could incur significant liability if the Distribution is determined to be a taxable transaction.

We have received an opinion from outside tax counsel to the effect that the Distribution qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. The opinion relies on certain facts, assumptions, representations and undertakings from Arlo and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel we have received, the IRS could determine on audit that the Distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. If the Distribution were determined to be taxable for U.S. federal income tax purposes, in general, we would recognize taxable gain as if we had sold Arlo common stock in a taxable sale for its fair market value, and our stockholders who received shares of Arlo common stock in the Distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

We may be exposed to claims and liabilities as a result of the Distribution.

We entered into a separation agreement and various other agreements with Arlo to govern the Distribution and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us and Arlo. The indemnity rights we have against Arlo under the agreements may not be sufficient to protect us, for example if our losses exceeded our indemnity rights or if Arlo did not have the financial resources to meet its indemnity obligations. In addition, our indemnity obligations to Arlo may be significant, and these risks could negatively affect our results of operations and financial condition.

Our sales and operations in international markets expose us to operational, financial and regulatory risks.

International sales comprise a significant amount of our overall net revenue. International sales were approximately 35% of overall net revenue in fiscal 2018 and approximately 38% of overall net revenue in fiscal 2017. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•	exchange rate fluctuations;

•	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•	preference for locally branded products, and laws and business practices favoring local competition;

•
changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws (including potential responses to the higher tariffs on certain imported products recently announced by the current U.S. administration);

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

Our operations are routinely subject to audit by tax authorities in various countries. Many countries have indirect tax systems where the sale and purchase of goods and services are subject to tax based on the transaction value. These taxes are commonly referred to as value-added tax (VAT) or goods and services tax (GST). In addition, the distribution of our products subjects us to numerous complex customs regulations, which frequently change over time. Failure to comply with these systems and regulations can result in the assessment of additional taxes, duties, interest and penalties. While we believe we are in compliance with local laws, we cannot assure that tax and customs authorities would agree with our reporting positions and upon audit may assess us additional taxes, duties, interest and penalties.

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

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Additionally, the current U.S. administration has been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time consuming, and may result in delay or loss of sales opportunities even if the export license ultimately is granted. While we take precautions to prevent our solutions from being exported in violation of these laws, including using authorizations or exceptions for our encryption products and implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons and countries, we have not been able to guarantee, and cannot guarantee that the precautions we take will prevent all violations of export control and sanctions laws, including if purchasers of our products bring our products and services into sanctioned countries without our knowledge. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and incarceration could be imposed on employees and managers for criminal violations of these laws.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products and services or our end-users’ ability to utilize our solutions in their countries. Changes in our products and services or changes in import and export regulations may create delays in the introduction of our products in international markets. Furthermore, actions by the current U.S. administration increasing duties on certain products imported from China may severely impact the price of our goods imported into the United States. It is uncertain how long these tariffs will apply. Further, other countries may follow suit and increase duties on goods produced in China.

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

We are currently involved in numerous litigation matters in the ordinary course and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, consumer class actions and securities class actions, any of which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, along with Arlo Technologies and individuals and underwriters involved in Arlo's initial public offering, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California, both of which are regions known for seismic activity. Substantially all of our critical enterprise-wide information technology systems, including our main servers, are currently housed in colocation facilities in Mesa, Arizona. While our critical information technology systems are located at colocation facilities in a different geographic region in the United States, our headquarters and warehouses remain susceptible to seismic activity so long as they are located in California. In addition, the majority of our manufacturing occurs in mainland China and Southeast Asia, where disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business.

In addition, war, terrorism, geopolitical uncertainties, public health issues, sudden changes in trade and immigration policies (such as the higher tariffs on certain products imported from China enacted by the current U.S. administration), and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control. For example, labor disputes at manufacturing facilities in China have led to workers going on strike, and labor unrest could materially affect our third-party manufacturers' abilities to manufacture our products.

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

Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease that expires in December 2026. Our international sales personnel are based out of local sales offices or home offices in Austria, Australia, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, New Zealand, Poland, Singapore, Spain, Sweden, Switzerland, the Netherlands, and the United Kingdom. We also have operations personnel using leased facilities in Hong Kong, Suzhou, Guangzhou and Tangxia. We also maintain research and development facilities in Nanjing (China), Richmond B.C. (Canada), Taipei (Taiwan), and Bangalore (India). From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities provide suitable space for our operations and are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth. We have invested in internal capacity and strategic relationships with outside manufacturing vendors as needed to meet anticipated demand for our products.

We use third parties to provide warehousing services to us, consisting of facilities in Southern California, Australia, Hong Kong and the Netherlands.

Item 3.	Legal Proceedings

The information set forth under the heading "Litigation and Other Legal Matters" in Note 10, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is publicly traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "NTGR".

Holders of Common Stock

On February 19, 2019, there were 18 stockholders of record, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 28, 2018	267,533	$56.07	267,533	1,484,884
October 29, 2018 - November 25, 2018	5,138	$55.48	—	1,484,884
November 26, 2018 - December 31, 2018	3,879	$51.04	—	1,484,884
Total	276,550	$55.99	267,533
_________________________

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the three months ended December 31, 2018, we repurchased and retired, reported based on trade date, approximately 0.3 million shares of common stock at a cost of $15.0 million under the Company's common stock repurchase program authorized by the Board of Directors.

(2)
During the three months ended December 31, 2018, we repurchased and retired, as reported on trade date, approximately 9,000 shares of common stock at a cost of $0.5 million to facilitate tax withholding for RSUs.

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

The following graph shows a comparison from December 31, 2013 through December 31, 2018 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

Item 6.	Selected Financial Data

Upon Arlo's Distribution on December 31, 2018, Arlo’s historical financial results for periods prior to its Distribution were reflected in our consolidated financial statements as discontinued operations for all periods presented below. The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with the consolidated financial statements and related notes thereto, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K.

We derived the selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheets data as of December 31, 2018 and 2017 from our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheets data as of December 31, 2016, 2015 and 2014 from our unaudited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Net revenue	$1,058,816	$1,039,169	$1,143,445	$1,211,813	$1,372,388
Cost of revenue (2)	717,118	731,453	769,543	860,437	974,870
Gross profit	341,698	307,716	373,902	351,376	397,518
Operating expenses:
Research and development (2)	82,416	71,893	70,904	77,356	85,420
Sales and marketing (2)	152,569	138,679	139,591	142,013	155,278
General and administrative (2)	64,857	54,346	53,996	45,237	46,552
Separation expense	929	—	—	—	—
Restructuring and other charges	2,198	97	3,841	6,359	2,209
Litigation reserves, net	15	148	73	(2,682)	(1,011)
Goodwill impairment charges	—	—	—	—	74,196
Total operating expenses	302,984	265,163	268,405	268,283	362,644
Income from operations	38,714	42,553	105,497	83,093	34,874
Interest income	3,980	2,114	1,164	295	253
Other income (expense), net	510	1,557	(166)	(47)	2,455
Income before income taxes	43,204	46,224	106,495	83,341	37,582
Provision for income taxes	25,878	57,357	36,183	35,946	26,463
Net income (loss) from continuing operations	17,326	(11,133)	70,312	47,395	11,119
Net income (loss) from discontinued operations, net of tax	(35,655)	30,569	5,539	1,189	(2,331)
Net income (loss)	(18,329)	19,436	75,851	48,584	8,788
Net loss attributable to non-controlling interest in discontinued operations	(9,167)	—	—	—	—
Net income (loss) attributable to NETGEAR, Inc.	$(9,162)	$19,436	$75,851	$48,584	$8,788

Net income (loss) per share - basic: (1)
Income (loss) from continuing operations	$0.55	$(0.35)	$2.15	$1.43	$0.31
Income (loss) from discontinued operations attributable to NETGEAR, Inc.	(0.84)	0.96	0.17	0.04	(0.06)
Net income (loss) attributable to NETGEAR, Inc.	$(0.29)	$0.61	$2.32	$1.47	$0.25

Net income (loss) per share - diluted: (1)
Income (loss) from continuing operations	$0.52	$(0.35)	$2.08	$1.40	$0.31
Income (loss) from discontinued operations attributable to NETGEAR, Inc.	(0.80)	0.96	0.17	0.04	(0.07)
Net income (loss) attributable to NETGEAR, Inc.	$(0.28)	$0.61	$2.25	$1.44	$0.24
_________________________

(1)	Information regarding calculation of per share data is described in Note 7, Net Income Per Share, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2)	Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Cost of revenue	$2,435	$1,406	$1,473	$1,566	$2,037
Research and development	$4,283	$2,968	$2,726	$2,205	$4,019
Sales and marketing	$8,267	$5,481	$4,934	$4,876	$5,638
General and administrative	$11,476	$9,114	$8,008	$6,752	$6,867

Consolidated Balance Sheets Data:

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Cash, cash equivalents and short-term investments	$274,364	$329,653	$365,728	$278,230	$257,088
Working capital - continuing operations	$473,907	$478,766	$551,228	$475,365	$517,967
Working capital - discontinued operations	—	112,462	54,904	30,006	882
Working capital	$473,907	$591,228	$606,132	$505,371	$518,849
Total assets - continuing operations	$1,043,376	$924,313	$1,009,946	$957,743	$1,014,162
Total assets - discontinued operations	—	284,251	174,510	92,826	34,525
Total assets	$1,043,376	$1,208,564	$1,184,456	$1,050,569	$1,048,687
Total current liabilities - continuing operations	$383,992	$293,773	$278,640	$283,328	$298,848
Total current liabilities - discontinued operations	—	130,663	78,013	32,444	5,268
Total current liabilities	$383,992	$424,436	$356,653	$315,772	$304,116
Total non-current liabilities - continuing operations	$31,832	$40,310	$23,986	$23,032	$22,965
Total non-current liabilities - discontinued operations	—	13,333	6,998	3,055	41
Total non-current liabilities	$31,832	$53,643	$30,984	$26,087	$23,006
Total stockholders' equity	$627,552	$730,485	$796,819	$708,710	$721,565

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Executive Overview

NETGEAR Profile

We are a global company that delivers innovative networking and Internet connected products to consumers and growing businesses. Our products are built on a variety of proven technologies such as wireless (Wi-Fi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Our product line consists of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as smart digital canvasses. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which our products are sold.

Key Developments

On February 6, 2018, we announced that the Board of Directors had unanimously approved the pursuit of a separation of our smart camera business “Arlo” from NETGEAR (the “Separation”), to be effected by way of initial public offering (“IPO”) and spin-off. On August 7, 2018, Arlo Technologies, Inc. (“Arlo”) completed its IPO and generated proceeds of approximately $170.2 million, net of offering costs. Upon completion of the IPO, we held 62,500,000 shares of Arlo common stock, representing approximately 84.2% of the outstanding shares of Arlo common stock. On December 31, 2018, we completed the distribution of these 62,500,000 shares to our stockholders (the “Distribution”), and we no longer own any shares of Arlo common stock after the Distribution. Upon Arlo's Distribution on December 31, 2018, Arlo’s historical financial results for periods prior to the Distribution are reflected in our consolidated financial statements as discontinued operations for the periods presented. For further detail, refer to Note 3, Discontinued Operations, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

In connection with the Separation, we incurred Separation expense of $33.9 million since commencement in December 2017. Separation expense primarily consists of third-party advisory, consulting, legal and professional services, IT costs and employee bonuses directly related to the separation, as well as other items that are incremental and one-time in nature that are related to the Separation. The majority of these costs are reflected in our consolidated statement of operations as discontinued operations for all periods presented. The remaining costs of $0.9 million reflected in continuing operations are classified as separation cost within operating expenses in our consolidated statement of operations.

Reportable segments

As of December 31, 2018 upon completion of the Distribution, we operate and report in two segments: Connected Home, and Small and Medium Business ("SMB"). We believe that this structure reflects our current operational and financial management, and provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use 4G/5G mobile, Wi-Fi internet networking solutions and smart devices such as Orbi Voice smart speakers and Meural digital canvas. The SMB segment is focused on small and medium businesses and consists of business networking, storage, wireless LAN and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

Business Overview

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

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Wal-Mart, Staples, Office Depot, Target, FNAC (Europe), MediaMarkt (Europe), Darty (France), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com worldwide, Newegg.com (US), JD.com and Alibaba (China), as well as Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, D&H and Tech Data. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue to date has been derived from a limited number of wholesale distributors, service providers and retailers. We expect that these wholesale distributors, service providers and retailers will continue to contribute a significant percentage of our net revenue in the foreseeable future.

Financial Overview

On August 6, 2018, we completed the acquisition of certain intellectual property and other assets of Meural, Inc. for a purchase price of approximately $22.2 million. The acquisition qualified as a business acquisition and was accounted for using the acquisition method of accounting. We believe the acquisition enables us to enter a new and growing product category focused on consumer lifestyle and enhances our portfolio of hardware and service offerings. For further detail, refer to Note 4, Business Acquisition, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

We experienced an increase in net revenue of 1.9% to $1.06 billion from $1.04 billion while income from operations fell 9.0% from $42.6 million to $38.7 million in fiscal 2018 compared to fiscal 2017. The increase in net revenue was attributable to the performance of SMB and Connected Home segments which experienced net revenue growth of 6.2% to $287.8 million from $270.9 million and 0.4% to $771.1 million from $768.3 million, respectively. The increase in SMB net revenue was primarily due to growth in switches compared to the prior periods. The increase in Connected Home net revenue was primarily due to home wireless and broadband modem and gateway products, partially offset by lower net revenue from mobile products. Operating expenses increased $37.8 million in fiscal 2018 compared to the prior year period as a result of increased sales and marketing of $13.9 million, research and development of $10.5 million and general and administrative of $10.5 million. The increase in operating expenses was partially offset by higher net revenue and gross margin achievement resulting in an overall decline of $3.8 million in income from operations compared to the prior year period.

On a geographic basis, net revenue increased in the Americas and EMEA and declined in APAC during fiscal 2018 compared to fiscal 2017. The increase in the Americas net revenue was primarily driven by higher net revenue of home wireless, broadband modem and gateway products, and switches. The increase in EMEA was primarily driven by increased net revenue of home wireless products and switches, partially offset by a reduction in net revenue of broadband modem and gateway products. APAC net revenue decreased due to a decline in net revenue of our mobile, broadband modem and gateway, and home wireless products, partially offset by increased net revenue of switches.

Looking forward, we are targeting mid-single digit growth in our Connected Home segment compared with the same period of the prior year driven by success in Wi-Fi home systems, broadband modems and gateway products and Meural smart canvas. We expect to capitalize on technological inflection points of 802.11 ax and 5G through new product introductions and to continue to develop and roll out service offerings to build recurring service revenue streams. We expect growth in our SMB segment driven by sales of our 10Gig, PoE, PoE+, web-managed and app-managed switches, and ProAV switches. We expect service provider net revenue to be approximately $35 million for Connected home and SMB combined per quarter in 2019. In addition, we expect a shift in consumer preference away from single point Wi-Fi routers to whole Home Wi-Fi Systems which may require increased marketing and promotional expenditures to achieve similar levels of market share as we have experienced in the Wi-Fi router category.

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

Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”) and applied this guidance to those contracts which were not completed at the date of adoption using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods (ASC 605).

Upon adoption, the majority of sales revenue continues to be recognized when control of the product transfers to a customer upon shipment or delivery. The primary change from ASC 605 to ASC 606 relates to the establishment of liability estimates for channel rebates and discounts upon revenue recognition on the basis of customary business practice. Under ASC 605, we recorded estimated reductions to revenues for sales incentives at the later of when the related revenue was recognized or when the program was offered to the customer or end consumer. Under ASC 606, we are required to estimate for rebates and discounts ahead of commitment date if customary business practice creates an implied expectation that such activities will occur in the future. Further, under ASC 606, deferred revenue balances are to be booked at an amount that reflects only the amounts expected to be received for future obligations. As such, an adjustment was made to allocate variable consideration to deferred revenue. Additionally, the balance sheet presentation of certain reserve balances previously shown net within accounts receivable are now presented as refund liabilities within current liabilities. Deferrals for undelivered shipments with destination shipping terms are now removed from receivables and deferred revenue.

Under 606, revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenue comes from product sales, consisting of sales of Connected Home and SMB hardware products to customers (retailers, distributors and service providers). Revenue is recognized at a point in time when control of the goods are transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. The amount recognized reflects the consideration we expect to be entitled to in exchange for the transferred goods.

Revenue for subscription sales is generally recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customers at the time of registration. The subscription contracts are generally for 30 days or 12 months in length, billed in advance. Additionally, we sell technical support services and extended warranty which consist of telephone and internet access to technical support personnel, hardware replacement and updates to software features. All such service or support sales are typically recognized using an output measure of progress by looking at the time elapsed as the contracts generally provide the customer equal benefit throughout the contract period because the Company transfers control evenly by providing a stand-ready service. We also sell services bundled with hardware products and accounts for these sales in line with the multiple performance obligations guidance. We combine contracts with a customer if contracts are negotiated with a single commercial substance or contain price dependencies.

Revenue from all sales types is recognized at transaction price, the amount we expect to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives and price protection related to current period product revenue. Our standard obligation to our direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. In determining estimates for future returns, we estimate variable consideration at the expected value amounts which is based on management's analysis of historical data, channel inventory levels, current economic trends and changes in customer demand for our products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and through estimating future expenditure based upon historical customary business practice. Typically variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that are planned and controlled by us. However, we continue to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

Significant Judgments

We enter into contracts to sell our products and services, and while some of our sales agreements contain standard terms and conditions, there are agreements that contain non-standard terms and conditions and include promises to transfer multiple goods or services. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions including: (1) whether performance obligations are considered distinct and require to be accounted for separately or combined, including allocation of transaction price; (2) developing an estimate of the stand-alone selling price, or SSP, of each distinct performance obligation; (3) combining contracts that may impact the allocation of the transaction price between product and services; and (4) estimating and accounting for variable consideration, including rights of return, rebates, price protection, expected penalties or other price concessions as a reduction of the transaction price.

Judgment is required to determine the SSP for each distinct performance obligation. We consider multiple factors, including, but not limited to, historical discounting trends for products and services, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles. Our estimates for rights of return, rebates, and price protection are based on historical sales returns and price protection credits, specific criteria outlined in customer contracts or rebate agreements, and other factors known at the time. Our estimates for expected penalties and other price concessions are based on historical trends and expectations regarding future incurrence. Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

Allowances for Warranty Obligations, Returns due to Stock Rotation, and Sales Incentives

At the time revenue is recognized, an estimate of future warranty returns is recorded as variable consideration to reduce revenue in the amount of the expected credit or refund to be provided to our direct customers. At the time we record the reduction to revenue related to warranty returns, we include within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. Our standard warranty obligation to end-users provides for replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. The estimated cost associated with fulfilling the warranty obligation to end-users is recorded in cost of revenue. Because our products are manufactured by third-party manufacturers, in certain cases we have recourse to the third-party manufacturer for replacement or credit for the defective products. We give consideration to amounts recoverable from our third-party manufacturers in determining our warranty liability. Our estimated allowances for product warranties can vary from actual results and we may have to record additional revenue reductions or charges to cost of revenue, which could materially impact our financial position and results of operations.

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

Valuation of Inventory

We value our inventory at the lower of cost and net realizable value, cost being determined using the first-in, first-out method. We periodically assess the value of our inventory and periodically write down its value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. On a quarterly basis, we review inventory quantities on hand and on order under non-cancelable purchase commitments, including consignment inventory, in comparison to our estimated forecast of product demand for the next nine months to determine what inventory, if any, is not saleable. Our analysis is based on the demand forecast but takes into account market conditions, product development plans, product life expectancy and other factors. Based on this analysis, we write down the affected inventory value for estimated excess and obsolescence charges. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As demonstrated during prior years, demand for our products can fluctuate significantly. If actual demand is lower than our forecasted demand and we fail to reduce our manufacturing accordingly, we could be required to write down the value of additional inventory, which would have a negative effect on our gross profit.

Goodwill

Goodwill represents the purchase price over estimated fair value of net assets of businesses acquired in a business combination. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually on the first day of the fourth quarter. Should certain events or indicators of impairment occur between annual impairment tests, we will perform the impairment test as those events or indicators occur. Examples of such events or circumstances include the following: a significant decline in our expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in the business climate, slower growth rates, and a more-likely-than-not expectation of selling or disposing of all, or a portion, of a reporting unit.

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

On completion of the Arlo IPO on August 7, 2018, we evaluated goodwill relating to the Arlo segment for impairment by comparing its fair value as evidenced by the quoted market price during the IPO with its carrying value, and concluded that the fair value of the Arlo reporting unit was not less than its carrying amount. Therefore, no goodwill impairment was recognized. We completed our annual impairment test of goodwill as of the first day of the fourth fiscal quarter of 2018, or October 1, 2018. In anticipation of the Distribution of our shareholding in Arlo Technologies, Inc, we elected to bypass the qualitative assessment and proceeded directly to a quantitative impairment test to determine if the goodwill for the remaining two segments, or reporting units, i.e. Connected Home and SMB, was impaired by comparing each reporting unit’s fair value with its carrying amount. The fair value of the reporting unit was determined by the income approach. Under the income approach, we calculated the fair value based on the present value of the estimated cash flows. Cash flow projections were based on management's estimates of revenue growth rates and net operating income margins, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium, and business-specific characteristics related to the business's ability to execute on the projected cash flows. Other unobservable inputs used to measure the fair value included a normalized working capital level, capital expenditures assumptions, control premium, and terminal growth rates. The results of the quantitative test indicated that the fair value of the reporting units, Connected Home and SMB, exceeds their carrying amounts, respectively. Therefore, as of December 31, 2018, we determined that the goodwill for our reporting units was not impaired. No goodwill impairment was recognized for our reporting units in the years ended December 31, 2017 or 2016.

For Connected Home, and SMB reporting units, we do not believe it is likely that there will be a material change in the estimates or assumptions we use to test for impairment losses on goodwill. However, if the actual results are not consistent with our estimates or assumptions, we may be exposed to a future impairment charge that could be material.

Long-Lived Assets Excluding Goodwill

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

During the year ended December 31, 2018, in conjunction with our quantitative impairment assessment for goodwill, long-lived assets were assessed for recoverability, including the depreciation and amortization policies for long-lived asset groups and their respective useful lives. The results of the assessment did not indicate that the carrying amount of our finite-lived assets may not be recoverable from their undiscounted cash flows. Therefore, we did not record any impairments to our long-lived assets during the years ended December 31, 2018, 2017 and 2016. Charges related to the impairment of property and equipment were insignificant for the years ended December 31, 2018, 2017 and 2016.

We will continue to evaluate the carrying value of our long-lived assets and if we determine in the future that there is a potential further impairment, we may be required to record additional charges to earnings which could affect our financial results.

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing our future taxable income on a jurisdictional basis, we consider the effect of its transfer pricing policies on that income. We have recorded a valuation allowance against California deferred tax assets and certain federal deferred tax assets since the recovery of the assets is uncertain. We believe that all of our other deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

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

The Company has accounted for the effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), enacted on December 22, 2017 on a provisional basis in its 2017 consolidated financial statements. We completed our review of provisional estimates made in respect to the Tax Act in the fourth quarter of 2018, within the one year measurement period from the enactment date. Certain international provisions introduced in the Tax Act require accounting policy elections which were evaluated during the measurement period. An accounting policy election is available to either account for the tax effects of certain taxes in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. We elect to account for the tax effects of these provisions in the period that it is subject to such tax. Accordingly, we recorded the impact of these provisions as a current tax expense or tax benefit.

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements with Arlo's historical financial results for periods prior to the Distribution reflected as discontinued operations:

	Year Ended December 31,
	2018		2017		2016
	(In thousands, except percentage data)
Net revenue	$1,058,816	100.0%	$1,039,169	100.0%	$1,143,445	100.0%
Cost of revenue	717,118	67.7%	731,453	70.4%	769,543	67.3%
Gross profit	341,698	32.3%	307,716	29.6%	373,902	32.7%
Operating expenses:
Research and development	82,416	7.8%	71,893	6.9%	70,904	6.2%
Sales and marketing	152,569	14.4%	138,679	13.4%	139,591	12.3%
General and administrative	64,857	6.1%	54,346	5.2%	53,996	4.7%
Separation expense	929	0.1%	—	—%	—	—%
Restructuring and other charges	2,198	0.2%	97	0.0%	3,841	0.3%
Litigation reserves, net	15	0.0%	148	0.0%	73	0.0%
Total operating expenses	302,984	28.6%	265,163	25.5%	268,405	23.5%
Income from operations	38,714	3.7%	42,553	4.1%	105,497	9.2%
Interest income	3,980	0.4%	2,114	0.2%	1,164	0.1%
Other income (expense), net	510	0.0%	1,557	0.1%	(166)	0.0%
Income before income taxes	43,204	4.1%	46,224	4.4%	106,495	9.3%
Provision for income taxes	25,878	2.5%	57,357	5.5%	36,183	3.2%
Net income (loss) from continuing operations	17,326	1.6%	(11,133)	(1.1)%	70,312	6.1%
Net income (loss) from discontinued operations, net of tax	$(35,655)	(3.3)%	$30,569	3.0%	$5,539	0.5%
Net income (loss)	(18,329)	(1.7)%	19,436	1.9%	75,851	6.6%
Net loss attributable to non-controlling interest in discontinued operations	$(9,167)	(0.8)%	$—	—%	$—	—%
Net income (loss) attributable to NETGEAR, Inc.	$(9,162)	(0.9)%	$19,436	1.9%	$75,851	6.6%

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

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
Americas	$700,693	5.4%	$665,089	(9.5)%	$734,980
Percentage of net revenue	66.2%		64.0%		64.3%
EMEA	$207,599	5.3%	$197,074	(9.4)%	$217,554
Percentage of net revenue	19.6%		19.0%		19.0%
APAC	$150,524	(15.0)%	$177,006	(7.3)%	$190,911
Percentage of net revenue	14.2%		17.0%		16.7%
Total net revenue	$1,058,816	1.9%	$1,039,169	(9.1)%	$1,143,445

2018 vs 2017

The increase in Americas net revenue for the year ended December 31, 2018 compared to the prior year was due to higher net revenue of home wireless, broadband modem and gateway products in the Connected Home segment, and switches in the SMB segment. The increase in net revenue was driven by sales to non-service provider customers, with sales to service provider customers falling by $6.4 million compared to the prior year period. Net revenue to non-service provider customers increased mainly due to home wireless products which experienced strong performance in Wi-Fi systems. Net revenue was negatively impacted by channel promotion activities deemed to be a reduction of revenue increasing disproportionately compared to the prior year period.

EMEA net revenue increased for the year ended December 31, 2018, compared to the prior year, driven by increased net revenue of home wireless products and switches, partially offset by slight declines in net revenue of our broadband modem and gateway products. Connected Home and SMB net revenue increased by 6.9% and 8.4%, respectively, mainly due to growth in the aforementioned product categories. The growth in net revenue was driven by non-service provider customers with net revenue from service providers falling slightly compared to the prior year period.

APAC net revenue decreased for the year ended December 31, 2018, compared to the prior year period. The decrease was primarily attributable to lower net revenue of our mobile, broadband modem and gateway, and home wireless products in the Connected Home segment, partially offset by higher net revenue of switches in the SMB segment. The fall in net revenue from mobile, broadband modem and gateway products was due to lower net revenue from service provider customers which fell approx $23.4 million compared to the prior year period.

2017 vs 2016

The decrease in Americas net revenue for the year ended December 31, 2017 compared to the prior year was due to declines in net revenue of broadband modem and gateway products and switches. Connected Home net revenue fell 8.1% compared to the prior year, predominantly due to significant declines in net revenue from our service provider customers. The fall in service provider net revenue is as a result of decisions taken by management in fiscal 2015 and 2016 to reduce focus on sales to certain service provider customers. SMB net revenue fell 15.5% compared to the prior year. The decline in SMB net revenue was due to a combination of lower net revenue of switches combined with increased investment in channel promotional activities and higher proportionate sales returns compared to the prior year period.

EMEA net revenue decreased for the year ended December 31, 2017, compared to the prior year, driven by declines in net revenue of our broadband modem and gateway and powerline products. Connected Home and SMB net revenue declined by 15.8% and 2.8%, respectively, mainly due to declines in net revenue of the aforementioned product categories. Net revenue declined for both non-service provider and service provider customers by $14.1 million and $6.4 million respectively. Additionally, Connected Home net revenue was further impacted by increases in channel promotional activities and provisions for sales returns compared to the prior year period.

APAC net revenue decreased for the year ended December 31, 2017, compared to the prior year period. The decrease was primarily attributable to lower net revenue of our broadband modem and gateway products, partially offset by higher net revenue of mobile products. The fall in net revenue from our broadband modem and gateway products was due to lower net revenue from service provider customers which fell approx $9.9 million compared to the prior year period.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of the following: the cost of finished products from our third party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; import duties/tariffs; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; amortization expense of certain acquired intangibles; and costs attributable to the provision of service offerings.

We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight and duty/tariffs, conversion costs, charges for excess or obsolete inventory and amortization of acquired intangibles. The following table presents costs of revenue and gross margin, for the periods indicated:

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
Cost of revenue	$717,118	(2.0)%	$731,453	(4.9)%	$769,543
Gross margin percentage	32.3%		29.6%		32.7%

2018 vs 2017

Cost of revenue decreased for the year ended December 31, 2018 primarily due to improved product margin performance, lower proportionate provisions for warranty expense, and lower air freight costs compared to the prior year period.
Gross margin increased for the year ended December 31, 2018 compared to the prior year primarily due to improved product margin performance, lower proportionate provisions for sales returns and warranty expense, favorable foreign exchange rate movements and lower air freight costs compared to the prior year period.
2017 vs 2016

Cost of revenue decreased for the year ended December 31, 2017 due primarily to net revenue decreasing compared to the prior year period.
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
For fiscal 2019, we expect gross margins to be in line or slightly improve from fiscal 2018. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; import customs duties and imposed tariffs; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service provider customers. We expect that revenue derived from paid subscription service plans will increase in the future, which may have a positive impact on our gross margin. From time to time, however, we may experience fluctuations in our gross margin as a result of the factors discussed above.

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

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
Research and development expense	$82,416	14.6%	$71,893	1.4%	$70,904

2018 vs 2017

Research and development expense increased for the year ended December 31, 2018 compared to the prior year period, due to increased spending of $7.9 million in personnel-related expenditures and variable compensation, and $4.4 million in IT and facility allocations, partially offset by a reduction of $1.6 million in engineering projects and outside professional services. The increased expenditures on engineering projects and outside professional services were due to continuous investment in strategic focus areas as we seek to expand our product portfolio and service offerings. Research and development headcount increased from 264 as of December 31, 2017 to 274 as of December 31, 2018.
2017 vs 2016

Research and development expense increased for the year ended December 31, 2017 compared to the prior year period, due to increased spending of $3.5 million in engineering projects and outside professional services, and $3.4 million in IT and facility allocations, partially offset by a reduction in personnel-related expenditures and variable compensations of $5.8 million. Research and development headcount decreased from 268 as of December 31, 2016 to 264 as of December 31, 2017.
We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services to combat competitive pressures. We continue to invest in research and development to grow our cloud platform capabilities, and connected home products portfolio including services and mobile applications, expand our 10Gig, PoE, web-managed and app-managed switches, and develop innovative Wi-Fi and 4G/5G mobile Advanced and 5G coverage solutions. For fiscal 2019, we expect research and development expenses to grow in absolute dollars as we continue to allocate resources to help accelerate growth in key strategic areas. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
Sales and marketing expense	$152,569	10.0%	$138,679	(0.7)%	$139,591

2018 vs 2017

Sales and marketing expense increased for the year ended December 31, 2018 compared to the prior year, primarily attributable to an increase in personnel-related expenditures and variable compensation of $9.4 million and IT and facility allocation expenditures of $2.1 million. Sales and marketing headcount as of December 31, 2018 was 312, down from 323 as of December 31, 2017. The fall in headcount was primarily associated with restructuring activities initiated in the fourth quarter of 2018.

2017 vs 2016

Sales and marketing expense decreased slightly for the year ended December 31, 2017 compared to the prior year, primarily due to reductions of $2.6 million in outside professional services, $1.7 million in personnel-related expenditures and variable compensation, substantially offset by an increase in marketing expenditures. The increased marketing spend was incurred to support new product introductions and brand marketing campaigns, primarily relating to Consumer Home products. Sales and marketing headcount increased from 313 as of December 31, 2016 to 323 as of December 31, 2017.

We expect our sales and marketing expense to grow in absolute dollars for fiscal year 2019. We expect to continue to invest in brand marketing to strengthen our competitive position in fast growing product categories. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of net revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
General and administrative expense	$64,857	19.3%	$54,346	0.6%	$53,996

2018 vs 2017

General and administrative expense increased for the year ended December 31, 2018 compared to the prior year, mainly due to higher personnel-related expenditures and variable compensations of $6.7 million and legal and professional services of $2.8 million. The increase in legal and professional services were primarily due to increased spending related to certain litigation matters and increased patent prosecution activity. General and administrative headcount decreased from 177 employees as of December 31, 2017 to 143 employees as of December 31, 2018. The fall in headcount was primarily attributable to the Separation of the Arlo business as a number of NETGEAR employees were transferred to Arlo Technologies and have not subsequently been replaced.

2017 vs 2016

General and administrative expense increased slightly for the year ended December 31, 2017 compared to the prior year, mainly due to higher legal and professional services of $2.0 million, substantially offset by a reduction in personnel-related expenditures and variable compensations. The higher legal and professional services were primarily attributable to expenses incurred in relation to segment changes and the adoption of new revenue guidance. General and administrative headcount increased from 161 employees as of December 31, 2016 to 177 employees as of December 31, 2017.

We expect our general and administrative expenses to be slightly lower or in line with 2018. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation described in Note 10, Commitments and Contingencies, in Notes to

Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Restructuring and Other Charges

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
Restructuring and other charges	$2,198	**	$97	(97.5)%	$3,841
**Percentage data not meaningful
Restructuring and other charges recognized in fiscal 2018 were primarily for severance, and other costs in relation to certain office closures and downsizes. No significant restructuring and other charges were recognized during fiscal 2017. Restructuring and other charges recognized in 2016 related primarily to severance, other one-time termination benefits and other associated costs incurred to resize our former commercial segment and former service provider segment.

Restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve anticipated cost reductions, our financial results could be negatively impacted. For further discussion of restructuring and other charges, refer to Note 15, Restructuring and Other Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net for the periods indicated:

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
Interest income	$3,980	88.3%	$2,114	81.6%	$1,164
Other income (expense), net	510	(67.2)%	1,557	**	(166)
Total	$4,490	22.3%	$3,671	**	$998
** Percentage change not meaningful.

Interest income in fiscal 2018 and 2017 increased compared to the respective prior year, due to higher yields on short term investment. Other income (expense), net for the year ended December 31, 2017 was primarily composed of foreign currency transaction gains, partially offset by losses recognized relating to foreign currency forward contracts. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements in fiscal 2018. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Provision for Income Taxes

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
Provision for income taxes	$25,878	(54.9)%	$57,357	58.5%	$36,183
Effective tax rate	59.9%		124.1%		34.0%

2018 vs 2017

The decrease in the effective tax rate and the decrease in tax expense for the year ended December 31, 2018, compared to the year ended December 31, 2017, resulted primarily from the combination of a decline in pre-tax earnings and the decrease in the US federal tax rate from 35% to 21%, and the impact of other provisions of the tax Cuts and Jobs Act. Additionally, tax expense for the year ended December 31, 2017 included the effect of the implementation of certain aspects of the Tax Act including recording provisional expense for the transition tax of $21.7 million for US federal and state income tax purposes. Additionally, the Company recorded tax expense of $26.6 million resulting from the remeasurement of net deferred tax assets resulting from the reduction in US federal tax rate. These items resulted in higher tax expense during fiscal 2017.

During fiscal year 2018, the Company completed the computation of the transition tax as part of the 2017 income tax returns filing and reduced the federal and state provisional amount by $6.7 million. The Company has also evaluated the impact of the Global Intangible Low-Taxed Income “GILTI”, Foreign Derived Intangible Income “FDII” and Base Erosion and Anti-abuse Tax “BEAT” provisions and as a result recorded a detriment of $0.4 million and a benefit of $(0.7) million in relation to GILTI and FDII respectively, resulting on a net benefit of $(0.3) million.

During the year ended December 31, 2018, the Company recorded tax expense of $23.0 million in continuing operations related to the write-off of deferred tax assets for which the underlying assets and liabilities related to Arlo.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

2017 vs 2016

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The increase in the effective tax rate and the income tax provision for the year ended December 31, 2017 compared to the prior year was largely resulting from the newly passed Tax Act, where the company had to take into account the effects of a reduction in tax rates from 35% to 21% on its deferred tax assets and liabilities and to record a one-time transition tax. After the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We calculated an estimate of the impact of the Tax Act in the income tax provision for the year ended December 31, 2017 in accordance with our understanding of the Tax Act and guidance available at the time of filing and as a result recorded $48.3 million as additional income tax expense in the fourth fiscal quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $26.6 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $21.7 million.

In accordance with SAB 118, we determined that the $21.7 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. As of December 31, 2017, no estimate was feasible and no provisional amounts were recorded in the financial statements for the impact of the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act. The GILTI provision imposes taxes on foreign earnings in excess of a deemed return on tangible assets.

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

We adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting" on January 1, 2017, which requires excess tax benefits or deficiencies to be reflected in the consolidated statements of operations as a component of the provision for income taxes whereas they previously were recorded in equity. Total excess tax benefits recognized in the year ended December 31, 2017 and 2016 was $2.4 million and $2.2 million, respectively.

Net Loss from Discontinued Operations, Net of Tax

On December 31, 2018, we completed the Distribution and we no longer own any shares of Arlo common stock. Upon Arlo's Distribution on December 31, 2018, Arlo's historical financial results for periods prior to the Distribution have been reflected in our consolidated statement of operations, retrospectively, as discontinued operations. For details on our separation of the Arlo business, refer to Note 3, Discontinued Operations, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Net Loss Attributable to Non-controlling Interest

Non-controlling interests reflects the proportionate Arlo loss incurred post Arlo Technologies, Inc.'s IPO and before the Distribution attributable to the 15.8% of Arlo common stock not held by NETGEAR.

Segment Information

As a result of Arlo's Distribution, we operate and report in two segments as of December 31, 2018: Connected Home and SMB. Additional information on a description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 13, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Connected Home

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(in thousands, except percentage data)
Net revenue	$771,060	0.4%	$768,261	(9.3)%	$846,929
Percentage of net revenue	72.8%		73.9%		74.1%
Contribution income	96,340	14.9%	83,870	(39.7)%	138,997
Contribution margin	12.5%		10.9%		16.4%

2018 vs 2017

Connected Home segment net revenue increased for the year ended December 31, 2018 compared to the prior year. The increase in Connected Home net revenue was primarily due to home wireless and broadband modem and gateway products, partially offset by decreased net revenue from mobile products. The growth in home wireless was experienced across both service provider and non-service provider channels, while the increase in broadband and gateway related solely to non-service provider customers. In total, net revenue from service provider customers fell $33.5 million compared to the prior year period. Geographically, net revenue increased in Americas and EMEA, but decreased in APAC.

Contribution income increased for the year ended December 31, 2018 compared to the prior year, primarily due to higher net revenue and gross margin attainment, mainly due to favorable product mix and lower warranty expense, partially offset by higher operating expenses as a proportion of net revenue.

2017 vs 2016

Connected Home segment net revenue decreased for the year ended December 31, 2017 compared to the prior year. The decrease in Connected Home net revenue was primarily due to broadband modem and gateway, home wireless and powerline products, partially offset by increased net revenue from mobile products. The fall in broadband gateways was experienced across both service provider and non-service provider channels, while the fall in home wireless related solely to service provider customers. In total, net revenue from service provider customers fell $59.8 million compared to the prior year period. Geographically, net revenue fell across all regions.

Contribution income decreased for the year ended December 31, 2017 compared to the prior year, primarily due to lower net revenue and gross margin attainment. Gross margin was negatively affected by increases in channel promotional activities deemed to be contra-revenue under authoritative guidance for revenue recognition and increases in provision for sales return and warranty expense disproportionate to net revenue in the prior year period. The increase in channel promotional expenditure is as a result of competitive shifts in the home wireless landscape with the development of the Wi-Fi mesh market. This required additional channel promotion expenditure to establish a significant market share position within the marketplace.

SMB

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(in thousands, except percentage data)
Net revenue	$287,756	6.2%	$270,908	(8.6)%	$296,516
Percentage of net revenue	27.2%		26.1%		25.9%
Contribution income	70,142	9.8%	63,865	(12.0)%	72,539
Contribution margin	24.4%		23.6%		24.5%

2018 vs 2017

SMB segment net revenue increased for the year ended December 31, 2018 compared to the prior year, primarily due to growth in switches, partially offset by the decrease in network storage. SMB experienced growth in net revenue across all regions. SMB net revenue was further benefited by lower provisions for sales returns deemed to be a reduction of net revenue.

Contribution income increased for the year ended December 31, 2018 compared to the prior year, primarily due to increasing net revenue and improved gross margin performance not being met with proportionate increases in operating expense compared to the prior period.

2017 vs 2016

SMB segment net revenue decreased for the year ended December 31, 2017 compared to the prior year. SMB experienced a decline in net revenue across all regions and all product categories led by switches. Contribution income decreased for the year ended December 31, 2017 compared to the prior year, primarily due to lower net revenue and gross margin attainment. Increased sales returns and channel promotion activities deemed to be a reduction of net revenue were contributing factors in the decline of net revenue and gross margin attainment compared to the prior year period.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments, and cash generated from operations. Our cash equivalents and short-term investments are comprised primarily of money-market funds, U.S. treasury securities, and certificates of deposits. As of December 31, 2018, we had cash, cash equivalents and short-term investments totaling $274.4 million. Our cash and cash equivalents balance decreased from $202.7 million as of December 31, 2017 to $201.0 million as of December 31, 2018. Our short-term investments, which represent the investment of funds available for current operations decreased from $126.9 million as of December 31, 2017 to $73.3 million as of December 31, 2018.

As of December 31, 2018, approximately 44% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the US, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

The following table presents our cash flows for the periods presented.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by (used in):
Continuing operating activities	$(15,059)	$100,347	$134,817
Continuing investing activities	28,174	(15,547)	(39,211)
Continuing financing activities	(25,670)	(105,304)	(10,899)
Net increase (decrease) in cash and cash equivalents from discontinued operations	10,732	(17,094)	(26,184)
Net cash increase (decrease)	$(1,823)	$(37,598)	$58,523

Continuing operating activities

Net cash provided by continuing operating activities decreased by $115.4 million for fiscal 2018 as compared to fiscal 2017, due primarily to unfavorable working capital movements, partially offset by higher net income.

Our days sales outstanding ("DSO") increased to 97 days as of December 31, 2018 as compared to 85 days as of December 31, 2017. The increase was attributable to the timing of shipments as well as extended payment term provided to some of our larger customers during the holiday period making up a higher net revenue proportion year over year. In addition, the adoption of ASU 2014-09, "Revenue from Contracts with Customers" as of January 1, 2018 negatively impacted our DSO as of December 31, 2018 by approximately 2 days, mainly as a result of changes on the balance sheet presentation of certain reserve balances previously shown net within accounts receivable which are now presented as liabilities. Our accounts payable increased from $91.2 million as of December 31, 2017 to $139.7 million as of December 31, 2018, primarily due to increased trade inventory purchases to mitigate the impact of Section 301 tariff’s originally scheduled to increase from 10% to 25% effective January 1, 2019 and since subsequently delayed until March 2019. Inventory increased from $162.9 million as of December 31, 2017 to $243.9 million as of December 31, 2018 as we sought to increase our inventory holding ahead of the originally proposed increase in Section 301 tariff’s from 10% to 25% scheduled for January 1, 2019 subsequently delayed until March 2019. Ending inventory turns of 3.3 turns in the three months ended December 31, 2018 down from 4.9 turns in the three months ended December 31, 2017.

Net cash provided by continuing operating activities decreased by $34.5 million for fiscal 2017 as compared to fiscal 2016, due primarily to an increase in net income, partially benefited from favorable working capital.

Our days sales outstanding ("DSO") increased to 85 days as of December 31, 2017 as compared to 71 days as of December 31, 2016. The increase was attributable to the timing of shipments and extended payment term programs provided to some of our larger customers during the holiday season making up a higher revenue proportion year over year. Our accounts payable slightly decreased from $91.3 million as of December 31, 2016 to $91.2 million as of December 31, 2017, primarily as a result of timing of payments. Inventory decreased from $200.1 million as of December 31, 2016 to $162.9 million as of December 31, 2017. Ending inventory turns of 4.9 turns in the three months ended December 31, 2017 up from 3.9 turns in the three months ended December 31, 2016.

Continuing investing activities

Net cash provided by continuing investing activities was $28.2 million for fiscal 2018 as compared to $15.5 million of net cash used in continuing investing activities in fiscal 2017, primarily due to lower purchase of short-term investments along with higher proceeds from maturities of short-term investments, and a decrease in long-term investments, partially offset by payments made in connection with the business acquisition of Meural which occurred in 2018 and higher capital expenditures.

Net cash used in continuing investing activities decreased by $23.7 million for fiscal 2017 as compared to fiscal 2016, primarily due to lower purchase of short-term investments along with higher proceeds from maturities of short-term investments, partially offset by an increase in long-term investments.

Continuing financing activities

Net cash used in continuing financing activities decreased in fiscal 2018 as compared to fiscal 2017, primarily due to decreased repurchases of common stock, coupled with lower proceeds from the issuance of common stock upon exercise of stock options.

Net cash used in financing activities increased in fiscal 2017 as compared to fiscal 2016, primarily due to increased repurchases of common stock, coupled with greater proceeds from the issuance of common stock upon exercise of stock options.

In the third fiscal quarter of 2018, we contributed $70.0 million in cash to Arlo Technologies, Inc. in the period leading up to the IPO, a portion of which Arlo used prior to the IPO for operating expenses, working capital and other requirements.

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of December 31, 2018, 1.5 million shares remained authorized for repurchase under the repurchase program. During the years ended December 31, 2018, 2017, and 2016, we repurchased, as reported based on trade date, approximately 0.5 million, 2.4 million, and 0.9 million shares of common stock at a cost of $30.0 million, $113.2 million, and $38.3 million, respectively. We also repurchased, as reported based on trade date, approximately 138,000, 135,000, and 105,000 shares of common stock at a cost of $8.1 million, $6.4 million, and $4.7 million, to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. For a detailed discussion of our common stock repurchases, refer to Note 11, Stockholders’ Equity, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

We enter into foreign currency forward-exchange contracts, which typically mature within six months, to hedge a portion of our exposure to foreign currency fluctuations of foreign currency-denominated revenue, costs of revenue, certain operating expenses, receivables, payables, and cash balances. We record on the consolidated balance sheets at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in our consolidated statements of operations and on our consolidated balance sheets. Gains and losses associated with currency rate changes on hedge contracts that are non-designated under the authoritative guidance for derivatives and hedging are recorded within other income (expense), net, offsetting foreign exchange gains and losses on our monetary assets and liabilities. Gains and losses associated with currency rate changes on hedge contracts that are designated cash flow hedges under the authoritative guidance for derivatives and hedging are recorded within accumulated other comprehensive income until the related revenue, costs of revenue, or expenses are recognized.

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

Backlog

As of December 31, 2018, we had a backlog of approximately $38.8 million, compared to approximately $37.3 million as of December 31, 2017, primarily due to product demand required in the future. Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. As we typically fulfill orders received within a relatively short period (e.g., within a few weeks for our top three customers) after receipt, our revenue in any fiscal year depends primarily upon orders booked and the availability of supply of our products in that year. In addition, most of our backlog is subject to rescheduling or cancellation with minimal penalties. As a result, our backlog as of any particular date may not be an indicator of revenue for any succeeding period. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in revenue. Accordingly, we do not believe that backlog information is material to an understanding of our overall business, and backlog as of any particular date should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Contractual Obligations

The following table summarizes our non-cancelable operating lease commitments, purchase obligations, other non-trade purchase commitments, and the Tax Act payables as of December 31, 2018:

	Payments due by period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Purchase obligations	$156,170	$156,170	$—	$—	$—
Operating leases	$48,730	$11,900	$17,771	$11,334	$7,725
Other non-trade purchase commitments	17,366	$1,575	$3,390	$3,738	$8,663
Tax Act payables	6,549	$—	$—	$—	$6,549
	$228,815	$169,645	$21,161	$15,072	$22,937

We have entered into various master purchase agreements for inventory with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements the commitments are governed by the commercial terms on our purchase orders subject to acknowledgment from our suppliers. As of December 31, 2018, we had $156.2 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

We lease office space, cars, data centers, and equipment under non-cancelable operating leases with various expiration dates through December 2026. Rent expense in the years ended December 31, 2018, 2017, and 2016 was $9.4 million, $9.9 million and $9.5 million, respectively. The terms of some of the office leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

As of December 31, 2018, we had long term, non-cancellable purchase commitments of $17.4 million pertaining to non-trade activities.

As of December 31, 2018, we had estimated long term liability of $6.5 million related to a one-time transaction tax that resulted from the passage of the Tax Act.

As of December 31, 2018 and 2017, we had $15.4 million and $15.9 million, respectively, of total gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months is approximately $1.1 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal 2018.

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

As of December 31, 2018, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of $0.3 million net income, net of our hedged position at December 31, 2018. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2018 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the year ended December 31, 2018, 23% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NETGEAR, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NETGEAR, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, statements of comprehensive income, statements of stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15 (a) (2) of NETGEAR, Inc. and its subsidiaries (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 22, 2019

We have served as the Company’s auditor since 2002.

NETGEAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$201,047	$202,727
Short-term investments	73,317	126,926
Accounts receivable, net	303,667	255,118
Inventories	243,871	162,942
Prepaid expenses and other current assets	35,997	24,826
Current assets of discontinued operations	—	243,125
Total current assets	857,899	1,015,664
Property and equipment, net	20,177	17,349
Intangibles, net	17,146	20,640
Goodwill	80,721	64,314
Other non-current assets	67,433	49,471
Non-current assets of discontinued operations	—	41,126
Total assets	$1,043,376	$1,208,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,748	$91,205
Accrued employee compensation	31,666	24,520
Other accrued liabilities	199,472	149,821
Deferred revenue	11,086	21,212
Income taxes payable	2,020	7,015
Current liabilities of discontinued operations	—	130,663
Total current liabilities	383,992	424,436
Non-current income taxes payable	19,600	31,544
Other non-current liabilities	12,232	8,766
Non-current liabilities of discontinued operations	—	13,333
Total liabilities	415,824	478,079
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shares issued and outstanding: 31,562,358 and 31,319,578 as of December 31, 2018 and 2017, respectively	32	31
Additional paid-in capital	793,585	603,137
Accumulated other comprehensive loss	(15)	(851)
Retained earnings (losses)	(166,050)	128,168
Total stockholders’ equity	627,552	730,485
Total liabilities and stockholders’ equity	$1,043,376	$1,208,564
The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net revenue	$1,058,816	$1,039,169	$1,143,445
Cost of revenue	717,118	731,453	769,543
Gross profit	341,698	307,716	373,902
Operating expenses:
Research and development	82,416	71,893	70,904
Sales and marketing	152,569	138,679	139,591
General and administrative	64,857	54,346	53,996
Separation Expense	929	—	—
Restructuring and other charges	2,198	97	3,841
Litigation reserves, net	15	148	73
Total operating expenses	302,984	265,163	268,405
Income from operations	38,714	42,553	105,497
Interest income	3,980	2,114	1,164
Other income (expense), net	510	1,557	(166)
Income from continuing operations before income taxes	43,204	46,224	106,495
Provision for income taxes	25,878	57,357	36,183
Net income (loss) from continuing operations	17,326	(11,133)	70,312
Net income (loss) from discontinued operations, net of tax	(35,655)	30,569	5,539
Net income (loss)	$(18,329)	$19,436	$75,851
Net loss attributable to non-controlling interest in discontinued operations	(9,167)	—	—
Net income (loss) attributable to NETGEAR, Inc.	$(9,162)	$19,436	$75,851
Net income (loss) per share - basic:
Income (loss) from continuing operations	$0.55	$(0.35)	$2.15
Income (loss) from discontinued operations attributable to NETGEAR, Inc.	(0.84)	0.96	0.17
Net income (loss) attributable to NETGEAR, Inc.	$(0.29)	$0.61	$2.32
Net income (loss) per share - diluted:
Income (loss) from continuing operations	$0.52	$(0.35)	$2.08
Income (loss) from discontinued operations attributable to NETGEAR, Inc.	(0.80)	0.96	0.17
Net income (loss) attributable to NETGEAR, Inc.	$(0.28)	$0.61	$2.25
Weighted average shares used to compute net income (loss) per share:
Basic	31,626	32,097	32,758
Diluted	33,137	32,097	33,728

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(18,329)	$19,436	$75,851
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on derivative instruments	834	(3,068)	2,187
Unrealized gains (losses) on available-for-sale securities	128	(115)	33
Other comprehensive income (loss), before tax	962	(3,183)	2,220
Tax benefit (provision) related to derivative instruments	(76)	352	(273)
Tax benefit (provision) related to available-for-sale securities	(50)	42	(12)
Other comprehensive income (loss), net of tax	836	(2,789)	1,935
Comprehensive income (loss)	(17,493)	16,647	77,786
Comprehensive loss attributable to non-controlling interest, net of tax	(9,165)	—	—
Comprehensive income (loss) attributable to NETGEAR, Inc.	$(8,328)	$16,647	$77,786
The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Losses)	Non-controlling Interest	Total
Balance as of December 31, 2015	32,601	$33	$513,047	$3	$195,627	$—	$708,710
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	21	—	—	21
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	1,914	—	—	1,914
Net income	—	—	—	—	75,851	—	75,851
Stock-based compensation expense	—	—	19,180	—	—	—	19,180
Repurchases of common stock	(894)	(1)	—	—	(38,251)	—	(38,252)
Restricted stock unit withholdings	(105)	—	—	—	(4,686)	—	(4,686)
Issuance of common stock under stock-based compensation plans	1,356	1	31,626	—	—	—	31,627
Income tax impact associated with stock option exercises	—	—	2,454	—	—	—	2,454
Balance as of December 31, 2016	32,958	$33	$566,307	$1,938	$228,541	$—	$796,819
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(73)	—	—	(73)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(2,716)	—	—	(2,716)
Net income	—	—	—	—	19,436	—	19,436
Stock-based compensation expense	—		22,147	—	—	—	22,147
Repurchases of common stock	(2,378)	(2)	—	—	(113,159)	—	(113,161)
Restricted stock unit withholdings	(135)	—	—	—	(6,415)	—	(6,415)
Issuance of common stock under stock-based compensation plans	875	—	14,356	—	—	—	14,356
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	327	—	(235)	—	92
Balance as of December 31, 2017	31,320	$31	$603,137	$(851)	$128,168	$—	$730,485
Adoption of ASU 2014-09 (ASC 606 Rev Rec), ASU 2016-16, and ASU 2018-02, net of tax	—	—	—	—	8,593	—	8,593
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	78	—	—	78
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	758	—	—	758
Net loss attributable to NETGEAR, Inc.	—	—	—	—	(9,162)	—	(9,162)
Net loss attributable to non-controlling interest	—	—	—	—	—	(9,167)	(9,167)
Stock-based compensation expense	—	—	31,966	—	—	—	31,966
Stock-based compensation expense for Arlo's shares	—	—	—	—	—	942	942
Sale of Arlo's common stock	—	—	146,088	—	—	24,158	170,246
Repurchases of common stock	(473)	—	—	—	(30,000)	—	(30,000)
Restricted stock unit withholdings	(138)	—	—	—	(8,065)	—	(8,065)
Issuance of common stock under stock-based compensation plans	853	1	12,394	—	—	—	12,395
Distribution of Arlo	—	—	—	—	(255,584)	(15,933)	(271,517)
December 31, 2018	31,562	$32	$793,585	$(15)	$(166,050)	$—	$627,552

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(18,329)	$19,436	$75,851
Net (income) loss from discontinued operations	35,655	(30,569)	(5,539)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,851	22,529	29,932
Purchase premium amortization/discount accretion on investments, net	(745)	46	167
Stock-based compensation	26,461	18,969	17,141
Income tax impact associated with stock option exercises	—	—	2,160
Gains /charges related to long-term investments	861	—	—
Deferred income taxes	2,459	21,119	869
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(43,055)	(23,121)	23,132
Inventories	(82,160)	37,202	(12,648)
Prepaid expenses and other assets	(12,114)	4,604	8,691
Accounts payable	45,503	(432)	9,816
Accrued employee compensation	7,145	(5,278)	3,701
Other accrued liabilities	15,589	15,109	(17,766)
Deferred revenue	5,759	2,440	(4,560)
Income taxes payable	(16,939)	18,293	3,870
Net cash provided by (used in) continuing operating activities	(15,059)	100,347	134,817
Net cash used in discontinued operating activities	(88,152)	(12,823)	(16,636)
Net cash provided by (used in) operating activities	(103,211)	87,524	118,181
Cash flows from investing activities:
Purchases of short-term investments	(81,814)	(136,556)	(144,271)
Proceeds from maturities of short-term investments	137,058	135,549	115,291
Purchases of property and equipment	(12,251)	(10,140)	(10,231)
Purchases of long-term investments	(1,091)	(4,400)	—
Proceeds from sale of long-term investments	624	—	—
Payments made in connection with business acquisitions, net of cash acquired	(14,352)	—	—
Net cash provided by (used in) continuing investing activities	28,174	(15,547)	(39,211)
Net cash used in discontinued investing activities	(71,363)	(4,271)	(9,548)
Net cash used in investing activities	(43,189)	(19,818)	(48,759)
Cash flows from financing activities:
Repurchases of common stock	(30,000)	(113,161)	(38,252)
Restricted stock unit withholdings	(8,065)	(6,415)	(4,686)
Proceeds from exercise of stock options	6,841	9,508	28,147
Proceeds from issuance of common stock under employee stock purchase plan	5,554	4,764	3,892
Net cash used in continuing financing activities	(25,670)	(105,304)	(10,899)
Net cash provided by discontinued financing activities	170,247	—	—
Net cash provided by (used in) financing activities	144,577	(105,304)	(10,899)
Net increase (decrease) in cash and cash equivalents	(1,823)	(37,598)	58,523
Cash and cash equivalents, at beginning of year	202,870	240,468	181,945
Cash and cash equivalents, at end of year	$201,047	$202,870	$240,468
Supplemental Cash Flow Information:
Cash paid for income taxes	$23,220	$32,090	$35,149
Non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	$2,604	$638	$744
Estimated fair value of contingent consideration in connection with business acquisition in other accrued liabilities	$5,953	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global company that delivers innovative networking and Internet connected products to consumers and businesses. The Company's products are built on a variety of proven technologies such as wireless (Wi-Fi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. The product line consists of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as smart digital canvasses and services. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which the Company's products are sold.

On February 6, 2018, the Company announced that its Board of Directors had unanimously approved the pursuit of a separation of its smart camera business “Arlo” from NETGEAR (the “Separation”) to be effected by way of initial public offering (“IPO”) and spin-off. On August 2, 2018, Arlo and NETGEAR announced the pricing of Arlo's IPO and subsequently listed on the New York Stock Exchange on August 3, 2018 under the symbol "ARLO". Upon completion of the IPO on August 7, 2018, the Company held 62,500,000 shares of Arlo common stock, representing approximately 84.2% of the outstanding shares. On December 31, 2018, the Company completed the distribution of these 62,500,000 shares to its stockholders (the “Distribution”) and no longer owns any shares of Arlo common stock. Upon completion of the Distribution, the Company ceased to own a controlling financial interest in Arlo and Arlo’s historical financial results for periods presented are reflected in our consolidated financial statements as discontinued operations. For further details, refer to Note 3, Discontinued Operations,

As of December 31, 2018 upon completion of the Distribution, the Company operates and reports in two segments: Connected Home, and Small and Medium Business ("SMB"). The Company believes that this structure reflects its current operational and financial management, and provides the best structure for the Company to focus on growth opportunities while maintaining financial discipline. Each segment contains leadership focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. Connected Home segment focuses on consumers and consists of high-performance, dependable and easy-to-use 4G/5G mobile, Wi-Fi internet networking solutions and smart devices such as Orbi Voice smart speakers and Meural digital canvas; and SMB segment focuses on small and medium-sized businesses and consists of business networking, storage, wireless LAN and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price.

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

Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity or a remaining maturity at the time of purchase of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

Investments

Short-term investments are partially comprised of marketable debt securities that consist of government debts with an original maturity or a remaining maturity at the time of purchase, of greater than three months and no more than 12 months. The marketable debt securities are held in the Company's name with one high quality financial institution, which acts as the Company's custodian and investment manager. These marketable debt securities are classified as available-for-sale securities in accordance with the provisions of the authoritative guidance for investments and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity.

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

Long-term investments are comprised of equity investments without readily determinable fair values and are included in Other non-current assets on the consolidated balance sheets. The Company does not have a controlling interest or the ability to exercise significant influence over these investees and these investments do not have readily determinable fair values. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in Other income (expense), net in the consolidated statements of operations.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As of December 31, 2018 , Best Buy, Inc. and affiliates, and Amazon and affiliates accounted for approximately 31% and 13% of the Company's total accounts receivable, respectively. As of December 31, 2017, Best Buy, Inc. and affiliates, Amazon and affiliates, and Walmart and affiliates accounted for 28%, 12% and 12% of the Company's total accounts receivable, respectively. No other customers accounted for 10% or greater of the Company's total accounts receivable.

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

Fair value measurements

The carrying amounts of the Company's financial instruments, including cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values due to their short maturities. Foreign currency forward contracts are recorded at fair value based on observable market data. Refer to Note 14, Fair Value Measurements, in Notes to Consolidated Financial Statements for disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”) and applied this guidance to those contracts which were not completed at the date of adoption using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods (ASC 605).

Upon adoption, the majority of sales revenue continues to be recognized when control of the product transfers to a customer upon shipment or delivery. The primary change from ASC 605 to ASC 606 relates to the establishment of liability estimates for

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

channel rebates and discounts upon revenue recognition on the basis of customary business practice. Under ASC 605, the Company recorded estimated reductions to revenues for sales incentives at the later of when the related revenue was recognized or when the program was offered to the customer or end consumer. Under ASC 606, the Company is required to estimate for rebates and discounts ahead of commitment date if customary business practice creates an implied expectation that such activities will occur in the future. Further, under ASC 606, deferred revenue balances are to be booked at an amount that reflects only the amounts expected to be received for future obligations. As such, an adjustment was made to allocate variable consideration to deferred revenue. Additionally, the balance sheet presentation of certain reserve balances previously shown net within accounts receivable are now presented as refund liabilities within current liabilities. Deferrals for undelivered shipments with destination shipping terms are now removed from receivables and deferred revenue.

Under 606, revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration, the Company expects to be entitled to in exchange for those goods or services.

The majority of revenue comes from product sales, consisting of sales of Connected Home and SMB hardware products to customers (retailers, distributors and service providers). Revenue is recognized at a point in time when control of the goods are transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. The amount recognized reflects the consideration the Company expects to be entitled to in exchange for the transferred goods.

Revenue for subscription sales is generally recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customers at the time of registration. The subscription contracts are generally for 30 days or 12 months in length, billed in advance. Additionally, the Company sells technical support services and extended warranty which consist of telephone and internet access to technical support personnel, hardware replacement and updates to software features. All such service or support sales are typically recognized using an output measure of progress by looking at the time elapsed as the contracts generally provide the customer equal benefit throughout the contract period because the Company transfers control evenly by providing a stand-ready service. The Company also sells services bundled with hardware products and accounts for these sales in line with the multiple performance obligations guidance. We combine contracts with a customer if contracts are negotiated with a single commercial substance or contain price dependencies.

Revenue from all sales types is recognized at transaction price, the amount which the Company expects to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives and price protection related to current period product revenue. The Company’s standard obligation to its direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. In determining estimates for future returns, the Company estimates variable consideration at the expected value amounts which is based on management's analysis of historical data, channel inventory levels, current economic trends and changes in customer demand for the Company's products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and through estimating future expenditure based upon historical customary business practice. Typically variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that are planned and controlled by the Company. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Warranties

Hardware products regularly include warranties to the end customers that consist of bug fixes, minor updates such that the product continues to function according to published specs in a dynamic environment, and phone support. These standard warranties are assurance type warranties and do not offer any services beyond the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations in the arrangement. Instead, the expected cost of warranty is accrued as expense in accordance with authoritative guidance. Extended warranties are sold separately and include additional support services. The transaction price for extended warranties is accounted for as service revenue and recognized over the life of the contract.

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

Shipping and handling costs associated with outbound freight totaled $9.5 million, $8.6 million and $9.0 million in the years ended December 31, 2018, 2017 and 2016 respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $24.7 million, $23.2 million, and $18.7 million in the years ended December 31, 2018, 2017 and 2016 respectively.

Income taxes

The Company accounts for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatment for tax versus accounting for certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the Company's deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. The Company’s assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing its future taxable income on a jurisdictional basis, the Company considers the effect of its transfer pricing policies on that income. The Tax Act introduced a new tax on global intangible low-taxed income (GILTI) effective as of January 1, 2018. The Company’s policy is to treat GILTI as a period cost if and when incurred.

In the ordinary course of business there is inherent uncertainty in assessing the Company's income tax positions. The Company assesses its tax positions and records benefits for all years subject to examination based on management's evaluation of the facts,

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The compensation expense for equity awards is recognized over the vesting period of the award under a graded vesting method. Forfeitures are accounted for as they occur. All excess tax benefits and tax deficiencies arising from stock awards vesting or settlement are recorded as income tax expense or benefit rather than in equity. Refer to Note 12, Employee Benefit Plans, for a further discussion on stock-based compensation.

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

Recent accounting pronouncements

Accounting Pronouncement Recently Adopted

ASU 2014-09

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). The revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("ASC 605") is superseded by Topic 606 ("ASC 606"). ASC 606 requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, the Company adopted ASC 606 and applied this guidance to the contracts which were not completed at the date of adoption using the modified retrospective method. Refer to Note 2. Revenue Recognition, for further details.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASU 2016-01

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities" (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income. This guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. This guidance also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted the guidance effective January 1, 2018. The adoption did not have a material impact to the Company. The Company believes the most significant impact will be that the adoption of the new guidance could increase the volatility of its Other income (expense), net, as a result of the re-measurement of its equity investments without readily determinable fair values upon the occurrence of observable price changes and impairments.

ASU 2016-15

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" (Topic 230), which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The adoption of the guidance is required to be applied retrospectively and is effective for the Company in the first fiscal quarter of 2018. The Company adopted the guidance effective January 1, 2018 and applied to the business combination transactions occurring on or after the adoption date. The adoption did not have material impacts on its financial position, results of operations or cash flows.

ASU 2016-16

In October 2016, the FASB issued ASU 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory" (Topic 740), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. ASU 2016-16 is effective for the Company in the first fiscal quarter of 2018 and early adoption is permitted. The Company adopted the new standard effective January 1, 2018. Upon adoption, the Company has recorded a deferred tax asset of $18.4 million resulting from differences in the tax basis of assets and the consolidated book basis of assets resulting from intra-entity transfers of intangible assets. The recognition of the deferred tax asset resulted in an increase to retained earnings upon adoption. Further, the adoption of the standard increased tax expense by an approximate $1.1 million in 2018, but fluctuate over time due to different lives of the intangibles. There is no material impact on the Company's cash flows.

ASU 2017-01

In January 2017, the FASB issued ASU 2017-01, "Business Combinations: Clarifying the Definition of a Business" (Topic 805), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The Company adopted the guidance effective January 1, 2018 and applied it prospectively to the transactions occurring on or after the adoption date. The adoption did not have material impacts on its financial position, results of operations or cash flows.

ASU 2017-09

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" (Topic 718), which amends the considerations for determining what events require modification accounting. This new guidance requires an entity to consider the fair value of an award before and after modification, the vesting conditions of the modified award and the classification of the modified award as an equity instrument. ASU 2017-09 is effective for the Company in the first fiscal quarter of 2018 and early adoption is permitted. The Company adopted the guidance effective January 1, 2018, and applied it prospectively to the awards modified on or after the adoption date. The adoption did not have material impacts on its financial position, results of operations or cash flows.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASU 2017-12

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities" (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance, ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness and ease the reporting on hedge ineffectiveness. ASU 2017-12 is effective for the Company in the first fiscal quarter of 2019 and early adoption is permitted. Entities should apply the guidance to existing cash flow and net investment hedge relationships using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings on the date of adoption. The guidance also provides transition relief to make it easier for entities to apply certain amendments to existing hedges where the hedge documentation needs to be modified. The Company early adopted the new guidance effective January 1, 2018. The adoption did not impact opening retained earnings or have a material impact on the Company's consolidated financial statements. Additionally, upon adoption, the Company simplified its hedge accounting application by electing to include time value on currency cash flow hedge relationships prospectively.

ASU 2018-02

In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which permits companies to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. ASU 2018-02 is effective for the Company in the first fiscal quarter of 2019 and early adoption is permitted. Entities have the option to reclassify these amounts rather than require reclassification and also have the option to apply the guidance retrospectively or at the beginning of the period of adoption. The Company early adopted the new guidance effective January 1, 2018. Upon adoption, the Company has recognized immaterial adjustments to retained earnings at the beginning of the period of adoption.

ASU 2018-15

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for the Company beginning in the first fiscal quarter of 2022, with early adoption permitted. The Company early adopted the guidance in the fourth fiscal quarter of 2018. The adoption did not have material impacts on its financial position, results of operations or cash flows.

Accounting Pronouncements Not Yet Effective

ASU 2016-02

In February 2016, FASB issued ASU 2016-02, "Leases" (Topic 842), which requires lessees to recognize on the balance sheets a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. The liability will be equal to the present value of lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the disclosure requirements for lessees. Upon adoption, the Company will be required to record a lease asset and lease liability related to its operating leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with comparative prior periods not restated. ASU 2016-02 is effective for the Company in the first fiscal quarter of 2019, with early adoption permitted.

The Company is in the process of adopting the new standard effective January 1, 2019 and will elect to utilize the FASB approved option for transition relief with adoption occurring through a cumulative-effect adjustment as of January 1, 2019. Accordingly, the Company will not restate or provide disclosures under the new standard for comparative periods before January 1, 2019. The Company will also elect certain other practical expedients permitted under the transition guidance and has substantially completed its evaluation of the effect that the adoption of this guidance will have on its financial statements. In connection with the adoption of the new guidance, the Company expects to recognize right-of-use (ROU) assets in the range of $35 million to $40

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million, and lease liabilities in the range of $40 million to $45 million on its statement of financial position for operating leases, with limited impact to its results of operations and cash flows. The Company believes that substantially all of its undiscounted future minimum operating lease commitments based on its lease portfolio that was not recognized on its consolidated balance sheet as of December 31, 2018 and as disclosed in Note 10, Commitments and Contingencies, to the consolidated financial statements, will be subject to the new standard. The Company expects to finalize the adoption, including implementation of the lease software, controls, processes and procedures, and prepare the necessary disclosures required under the new standard during the first fiscal quarter of 2019.

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning in the first fiscal quarter of 2020 and early adoption is permitted. The Company continues to assess the potential impact of the new guidance on its financial position, results of operations or cash flows, including accounting policies, processes, and systems.

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

The majority of sales revenue continues to be recognized when control of the product transfers to a customer upon shipment or delivery. The primary impact of adopting ASC 606 relates to the establishment of liability estimates for channel rebates and discounts upon revenue recognition on the basis of customary business practice. Under ASC 606, the Company is required to estimate for rebates and discounts ahead of commitment date if customary business practice creates an implied expectation that such activities will occur in the future. The Company utilizes channel rebates and discounts to stimulate end user demand. Consequently, this change in guidance results in an adjustment to the statement of financial position to accelerate the recording of a liability for yet to be committed channel marketing rebates and discounts upon adoption. Further, under ASC 606, deferred revenue balances are to be booked at an amount that reflects only the amounts expected to be received for future obligations. As such, an adjustment was made to allocate variable consideration to deferred revenue. Additionally, the balance sheet presentation of certain reserve balances previously shown net within accounts receivable are now presented as refund liabilities within current liabilities. Deferrals for undelivered shipments with destination shipping terms are now removed from receivables and deferred revenue.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the impacts of adopting ASC 606 on the Company’s consolidated balance sheets for the fiscal year beginning January 1, 2018 as an adjustment to the opening balances:

	As of	Adjustments	As of
	December 31, 2017		January 1, 2018
	(In thousands)
Assets:
Accounts receivable, net	$255,118	$5,286	$260,404
Inventories	$162,942	$(1,991)	$160,951
Current assets of discontinued operations	$243,125	$450	$243,575
Total current assets	$1,015,664	$3,745	$1,019,409
Other non-current assets	$49,471	$2,904	$52,375
Non-current assets of discontinued operations	$41,126	$1,440	$42,566
Total assets	$1,208,564	$8,089	$1,216,653
Liabilities:
Accounts payable	$91,205	$(108)	$91,097
Other accrued liabilities	$149,821	$32,110	$181,931
Deferred revenue	$21,212	$(15,855)	$5,357
Income taxes payable	$7,015	$55	$7,070
Current liabilities of discontinued operations	$130,663	$4,666	$135,329
Total current liabilities	$424,436	$20,868	$445,304
Other non-current liabilities	$8,766	$(35)	$8,731
Non-current liabilities of discontinued operations	$13,333	$(241)	$13,092
Total liabilities	$478,079	$20,592	$498,671
Stockholders’ equity:
Retained earnings	$128,168	$(12,503)	$115,665

The following table summarizes the impacts of adopting ASC 606 on the Company’s consolidated balance sheets as of December 31, 2018:

	As of December 31, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
	(In thousands)
Assets
Accounts receivable, net	$303,667	$(5,776)	$297,891
Inventories	$243,871	$2,419	$246,290
Other non-current assets	$67,433	$(2,811)	$64,622
Liabilities:
Accounts payable	$139,748	$67	$139,815
Other accrued liabilities	$199,472	$(32,803)	$166,669
Deferred revenue	$11,086	$13,795	$24,881
Income taxes payable	$2,020	$4	$2,024
Other non-current liabilities	$12,232	$36	$12,268
Stockholders’ equity:
Retained losses	$(166,050)	$12,733	$(153,317)

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the impacts of adopting ASC 606 on the Company’s consolidated statement of operations for the fiscal year ended December 31, 2018:

	Year Ended December 31, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
	(In thousands)
Net revenue	$1,058,816	$2,247	$1,061,063
Cost of revenue	$717,118	$(252)	$716,866
Gross profit	$341,698	$2,499	$344,197
Provision for income taxes	$25,878	$(2,536)	$23,342
Net income from continuing operations	$17,326	$5,035	$22,361
Net loss from discontinued operations, net of tax	$(35,655)	$5,721	$(29,934)
Net loss	$(18,329)	$10,756	$(7,573)
Net loss attributable to non-controlling interest in discontinued operations	(9,167)	598	(8,569)
Net income (loss) attributable to NETGEAR, Inc.	$(9,162)	$10,158	$996

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities, in-transit orders with destination terms, and non-cancellable backlog. Non-cancellable backlog includes goods and services for which customer purchase orders have been accepted and that are scheduled or in the process of being scheduled for shipment.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2018:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$53,945	$923	$904	$55,772

Contract Costs

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. These costs include direct cost incurred at inception of a contract which enables the fulfillment of the performance obligation and totaled $7.4 million as of December 31, 2018. There was no impairment of capitalized contract costs in the fiscal year of 2018.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in Sales and marketing and General and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. As of December 31, 2018 deferred commissions were not significant.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are mainly classified as Deferred revenue on the consolidated balance sheets.

Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

The following table reflects the changes in contract balances for the fiscal year ended December 31, 2018:

	Balance Sheet Location	December 31, 2018	January 1, 2018 (*)	$ change	% change
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$303,667	$260,404	$43,263	16.6%
Contract liabilities - current	Deferred revenue	$11,086	5,357	$5,729	106.9%
Contract liabilities - non-current	Other non-current liabilities	$779	$728	$51	7.0%
* Includes the adjustments made upon ASC 606 adoption using the modified retrospective method.

During the fiscal year ended December 31, 2018, contract liabilities increased primarily due to consideration being received in advance of performance.

During the fiscal year ended December 31, 2018, $14.8 million of revenue was deferred due to unsatisfied performance obligations. During the fiscal year 2018, $9.0 million of revenue was recognized for the satisfaction of performance obligations over time. $4.4 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

There were no significant changes in estimates during the period that would affect the contract balances.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Disaggregation of Revenue

In the following tables, net revenue is disaggregated by geographic region and sales channel. The Company conducts business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific ("APAC"). The tables also include reconciliations of the disaggregated revenue by reportable segment. Sales and usage-based taxes are excluded from net revenue.

	Year Ended December 31,
	2018			2017 (*)			2016 (*)
	Connected Home	SMB	Total	Connected Home	SMB	Total	Connected Home	SMB	Total

Geographic regions:
Americas	$576,476	$124,217	$700,693	$547,314	$117,775	$665,089	$595,606	$139,374	$734,980
EMEA	97,979	109,620	207,599	93,438	103,636	197,074	110,941	106,613	217,554
APAC	96,605	53,919	150,524	127,509	49,497	177,006	140,382	50,529	190,911
Total net revenue	$771,060	$287,756	$1,058,816	$768,261	$270,908	$1,039,169	$846,929	$296,516	$1,143,445
Sales channels:
Service provider	$156,671	$3,624	$160,295	$190,186	$3,268	$193,454	$249,980	$4,175	$254,155
Non-service provider	614,389	284,132	898,521	578,075	267,640	845,715	596,949	292,341	889,290
Total net revenue	$771,060	$287,756	$1,058,816	$768,261	$270,908	$1,039,169	$846,929	$296,516	$1,143,445
_________________________
* Prior period amounts have not been adjusted to conform with ASC 606 as the Company adopted ASC 606 under the modified retrospective method.

Note 3. Discontinued Operations

On February 6, 2018, the Company announced that its Board of Directors had unanimously approved the pursuit of a separation of its smart camera business “Arlo” from NETGEAR (the “Separation”) to be effected by way of initial public offering (“IPO”) and spin-off. On August 2, 2018, Arlo Technologies, Inc. (“Arlo”) and NETGEAR announced the pricing of Arlo's initial public offering (“IPO”) at a price to the public of $16.00 per share, subsequently listing on the New York Stock Exchange on August 3, 2018 under the symbol "ARLO". On August 7, Arlo completed the IPO and generated proceeds of approximately $170.2 million, net of offering costs, which Arlo used for its general corporate purposes. Upon completion of the IPO, Arlo common stock outstanding amounted to 74,247,000 shares, of which NETGEAR held 62,500,000 shares, representing approximately 84.2% of the outstanding shares of Arlo common stock. On December 31, 2018, NETGEAR completed the distribution of these 62,500,000 shares of common stock of Arlo (the “Distribution”). After the completion of the Distribution, NETGEAR no longer owns any shares of Arlo common stock. The Distribution took place by way of a pro rata common stock dividend to each NETGEAR stockholder of record on the record date of the Distribution, December 17, 2018, and NETGEAR stockholders received 1.980295 shares of Arlo common stock for every share of NETGEAR common stock held as of the record date.
Upon completion of the Distribution, the Company ceased to own a controlling financial interest in Arlo and Arlo's assets, liabilities, operating results and cash flows for all periods presented have been classified as discontinued operations within the Consolidated Financial Statements.

In connection with Arlo's Separation, the Company incurred Separation expense of $33.9 million since commencing in December 2017. Separation expense primarily consists of third-party advisory, consulting, legal and professional services, IT costs and employee bonuses directly related to the separation, as well as other items that are incremental and one-time in nature that are related to the separation. The majority of these costs are reflected in the Company's consolidated statement of operations as discontinued operations for all periods presented. In addition, in the third fiscal quarter of 2018, the Company contributed

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$70.0 million in cash to Arlo and provided for, among other things, the transfer from NETGEAR to Arlo of assets and the assumption by Arlo of liabilities comprising its business effected through a master separation agreement between NETGEAR and Arlo. The master separation agreement governs the separation of Arlo's business from NETGEAR as well as various interim arrangements. In connection with these arrangements, during the third and fourth quarter of 2018, NETGEAR recorded a reduction to operating expenses of $6.3 million relating to the transition services, which are reflected in the Company's consolidated statement of operations as discontinued operations for the periods presented. In the third quarter of 2018, NETGEAR provided billing and collection services to Arlo in respect of its trade receivables and trade payments. As of December 31, 2018, NETGEAR had a net liability to Arlo of $12.2 million relating to these transition service, billing and collection services, and the net liability was classified within accounts payable on the consolidated balance sheets. The Company does not expect the amounts relating to such services to be material after the Distribution. Additionally, the Company entered into certain other agreements that provide a framework for the relationship between NETGEAR and Arlo after the separation, including a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property rights cross-license agreement, and a registration rights agreement.
The financial results of Arlo through the Distribution date are presented as income (loss) from discontinued operations, net of tax, on the consolidated statement of operations. The following table presents financial results of Arlo:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net revenues	$464,649	$367,751	$184,853
Cost of net revenues	372,843	279,425	146,570
Gross profit	91,806	88,326	38,283
Operating expenses:
Research and development	48,696	22,710	18,463
Sales and marketing	39,713	19,490	10,764
General and administrative	17,762	691	487
Separation expense	31,583	1,384	—
Restructuring and other charges	—	—	40
Litigation reserves, net	—	28	—
Total operating expenses	137,754	44,303	29,754
Income (loss) from operations of discontinued operations	(45,948)	44,023	8,529
Interest income	1,239	—	—
Other income (expense), net	(41)	467	45
Income (loss) from discontinued operations before income taxes	(44,750)	44,490	8,574
Provision (benefit) for income taxes	(9,095)	13,921	3,035
Income (loss) from discontinued operations, net of tax	$(35,655)	$30,569	$5,539

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of the discontinued operations of Arlo:

As of December 31,
2017
(In thousands)
Carrying amounts of assets included as part of discontinued operations
Cash and cash equivalents	$143
Accounts receivable, net	157,680
Inventories	82,952
Prepaid expenses and other current assets	2,350
Current assets classified as discontinued operations	243,125
Property and equipment, net	3,311
Intangibles, net	4,348
Goodwill	21,149
Other non-current assets	12,318
Non-current assets classified as discontinued operations	41,126
Total assets classified as discontinued operations on the consolidated balance sheet	$284,251

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$20,711
Accrued employee compensation	3,231
Other accrued liabilities	72,649
Deferred revenue	34,072
Current liabilities classified as discontinued operations	130,663
Other non-current liabilities	13,333
Non-current liabilities classified as discontinued operations	13,333
Total liabilities classified as discontinued operations on the consolidated balance sheet	$143,996

Note 4. Business Acquisition
Meural Inc.
On August 6, 2018, the Company acquired Meural Inc. ("Meural"), a New York based startup focused on producing and developing hardware and cloud platform capabilities for the digital distribution of curated artwork. Meural aims to provide a premium product to customers and to complement sales of digital canvasses with subscription services by offering customers the ability to subscribe to a large library of curated artworks. The Company believes that the acquisition enables it to enter a new and growing product category focused on consumer lifestyle and enhance its portfolio of hardware and service offerings.
Prior to the business acquisition, the Company had an investment in Meural since 2017. The total purchase consideration was $22.2 million, which consisted of $14.4 million of cash, which was paid in the third quarter of 2018, $1.5 million due to the Company's settlement in its prior equity interest in Meural, and the acquisition date fair value of contingent consideration of $6.3 million.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The merger agreement provides for the payment of contingent consideration to each selling shareholder of Meural based on the achievement of certain technical and service revenue milestones through August 6, 2023, with a maximum payout of $3.5 million on each of two milestones. The valuation of the contingent consideration was derived using estimates of the probability of achievement within specified time periods, in a scenario based model for the technical milestone; and using an option pricing model in a risk neutral framework using a Monte Carlo simulation, based on projections of future service revenues for the service revenue milestone. The fair value of such contingent consideration payable to Meural’s external shareholders is determined to be $5.9 million and is included in Other non-current liabilities on the consolidated balance sheets. As of December 31, 2018, there were no significant changes in the range of expected outcomes for the contingent consideration from the acquisition date.The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of Meural have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.
The purchase price allocation is subject to certain post-closing adjustments and was as follows (in thousands):

Cash and cash equivalents	$20
Accounts receivable	209
Inventories	760
Prepaid expenses and other current assets	500
Property and equipment	16
Intangibles	4,800
Non-current deferred income taxes	815
Goodwill	16,407
Accounts payable	(1,317)
Other accrued liabilities	(35)
Total purchase price	$22,175

The $16.4 million of goodwill recorded on the acquisition of Meural is not deductible for U.S. federal or U.S. state income tax purposes. The goodwill was generated as a result of the anticipated synergies, expected to be derived through selling Meural’s products and services through NETGEAR’s established worldwide sales channel and customer base. The goodwill was assigned to the Company's Connected Home segment.
In connection with the acquisition, the Company recorded $0.8 million of deferred tax assets net of deferred tax liabilities. The deferred tax assets were recorded for the tax benefit of the net operating losses as of the date of the acquisition after consideration of limitations on their use under U.S. Internal Revenue Code section 382. The deferred tax assets were reduced by deferred tax liabilities for the book basis of intangible assets for which the Company has no tax basis.
The Company designated $3.0 million of the acquired intangibles as developed technology. The valuation was derived using an income approach, based on the present value of the estimated future cash flows derived from projections of future operations attributable to the developed technology, discounted at a rate of 16.0% and are being amortized over an estimated useful life of seven years.

The Company designated $0.6 million of the acquired intangibles as trade name, $0.6 million of the acquired intangibles as customer relationship and $0.6 million of the acquired intangibles as playlist database. The valuations of these intangibles were derived using variations of the income approach for the trade name and customer relationships, and replacement cost method for the playlist database. The valuations were based on certain key assumptions like the royalty rate, revenue and cash flows derived from projections of future operations and discount rates ranging from 16.0% to 19.0%. The intangible assets are being amortized over estimated useful lives of three years, two years and seven years for trade name, customer relationships and playlist database, respectively.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5. Balance Sheet Components

Available-for-sale short-term investments

	As of
	December 31, 2018				December 31, 2017
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(In thousands)
U.S. treasuries	$70,330	$1	$(17)	$70,314	$124,816	$—	$(146)	$124,670
Certificates of deposits	149	—	—	149	162	—	—	162
Total	$70,479	$1	$(17)	$70,463	$124,978	$—	$(146)	$124,832

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

Equity investments without readily determinable fair values

As noted above, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities" on January 1, 2018. The Company's equity investments without determinable fair values amounted to $2.9 million and $4.5 million as of December 31, 2018 and 2017, respectively. $1.4 million of impairment charges and $0.2 million upward adjustments for observable price changes were recognized during the fiscal year ended December 31, 2018 and there were no impairments recognized during the years ended December 31, 2017 and 2016.

Accounts receivable, net

	As of
	December 31, 2018		December 31, 2017
	(In thousands)
Gross accounts receivable	$304,921		$273,734
Allowance for doubtful accounts	(1,254)		(1,050)
Allowance for sales returns	—	*	(14,321)
Allowance for price protection	—	*	(3,245)
Total allowances	(1,254)		(18,616)
Total accounts receivable, net	$303,667		$255,118
_________________________
* Upon adoption of ASC 606, allowances for sales returns and price protection were reclassified to current liabilities as these reserve balances are considered refund liabilities. Refer to Note 2. Revenue Recognition, for additional information on the adoption impact.

Inventories

	As of
	December 31, 2018	December 31, 2017
	(In thousands)
Raw materials	$3,427	$4,465
Finished goods	240,444	158,477
Total inventories	$243,871	$162,942

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and marketing conditions. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	December 31, 2018	December 31, 2017
	(In thousands)
Computer equipment	$9,205	$10,065
Furniture, fixtures and leasehold improvements	18,286	21,464
Software	28,065	28,817
Machinery and equipment	60,552	56,423
Total property and equipment, gross	116,108	116,769
Accumulated depreciation and amortization	(95,931)	(99,420)
Total property and equipment, net	$20,177	$17,349

Depreciation and amortization expense pertaining to property and equipment was $10.5 million, $11.5 million and $13.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Intangibles, net

	As of December 31, 2018			As of December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$59,799	$(56,978)	$2,821	$56,799	$(56,383)	$416
Customer contracts and relationships	56,800	(44,280)	12,520	56,200	(37,130)	19,070
Other	10,345	(8,540)	1,805	9,145	(7,991)	1,154
Total intangibles, net	126,944	(109,798)	17,146	$122,144	$(101,504)	$20,640

Amortization of purchased intangibles in the years ended December 31, 2018, 2017 and 2016 was $8.3 million, $11.0 million and $15.7 million, respectively. No impairment charges were recorded in the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, estimated amortization expense related to finite-lived intangibles for each of the next five years and thereafter is as follows (in thousands):

2019	$7,042
2020	6,205
2021	2,044
2022	527
2023	514
Thereafter	814
Total estimated amortization expense	$17,146

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill

As of December 31, 2018 upon completion of the Distribution, the Company operates and reports in two segments: Connected Homes and SMB.

The changes in the carrying amount of goodwill during the years ended December 31, 2018 and 2017 are as follows:

	Connected Home	SMB	Total
	(In thousands)
As of January 1, 2017	$28,035	$36,279	$64,314
As of December 31, 2017	28,035	36,279	64,314
Goodwill from acquisition of Meural	16,407	—	16,407
As of December 31, 2018	$44,442	$36,279	$80,721

On completion of the Arlo IPO on August 7, 2018, the Company evaluated the goodwill relating to the Arlo segment for impairment by comparing its fair value as evidenced by the quoted market price during the IPO with its carrying value, and concluded that the fair value of the Arlo reporting unit was not less than its carrying amount. Therefore, no goodwill impairment was recognized. The Company completed its annual impairment test of goodwill as of the first day of the fourth fiscal quarter of 2018, or October 1, 2018. In anticipation of the Distribution of its shareholding in Arlo Technologies, Inc., the Company elected to bypass the qualitative assessment and proceeded directly to a quantitative impairment test to determine if the goodwill for the remaining two segments, or reporting units, i.e. Connected Home and SMB, was impaired by comparing each reporting unit’s fair value with its carrying amount. The fair value of the reporting unit was determined by the income approach. Under the income approach, the Company calculated the fair value based on the present value of the estimated cash flows. Cash flow projections were based on management's estimates of revenue growth rates and net operating income margins, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium, and business-specific characteristics related to the business's ability to execute on the projected cash flows. Other unobservable inputs used to measure the fair value included a normalized working capital level, capital expenditures assumptions, and terminal growth rates. The results of the quantitative test indicated that the fair value of the reporting units, Connected Home and SMB, exceeds their carrying amounts, respectively. Therefore, as of December 31, 2018, the Company determined that the goodwill for the reporting units was not impaired. No goodwill impairment was recognized in the years ended December 31, 2018, 2017 or 2016. Accumulated goodwill impairment charges for the years ended December 31, 2018 and 2017, was $74.2 million and $74.2 million, respectively.

During the year ended December 31, 2018, in conjunction with the Company's quantitative impairment assessment for goodwill, other long-lived assets, including property and equipment and intangibles, were assessed for recoverability, including the depreciation and amortization policies for the long-lived asset groups and their respective useful lives. The results of the assessment did not indicate that the carrying amount of the long-lived assets may not be recoverable from their undiscounted cash flows. Therefore, as of December 31, 2018, the Company determined that the long-lived assets were not impaired. No impairment to its long-lived assets was recognized in the years ended December 31, 2018, 2017 and 2016. Charges related to the impairment of property and equipment were insignificant for the years ended December 31, 2018, 2017 and 2016.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other non-current assets

	As of
	December 31, 2018	December 31, 2017
	(In thousands)
Non-current deferred income taxes	$57,557	$38,293
Other	9,876	11,178
Total other non-current assets	$67,433	$49,471

Other accrued liabilities

	As of
	December 31, 2018		December 31, 2017
	(In thousands)
Sales and marketing	$91,548		$64,540
Warranty obligation	14,412	*	44,068
Sales returns	46,318	*	—
Freight and duty	10,586		6,705
Other	36,608		34,508
Total other accrued liabilities	$199,472		$149,821
________________________
* Upon adoption of ASC 606 on January 1, 2018, certain warranty reserve balances totaling $29.1 million were reclassified to sales returns as these liabilities are payable to the Company's customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

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

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, materiality, accounting considerations or prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheets at fair value. Cash flow hedge gains and losses are recorded in other comprehensive income ("OCI") until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in Other income (expense), net in the consolidated statements of operations.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheets to which they were recorded as of December 31, 2018, and 2017, are summarized as follows:

Derivative Assets	Balance Sheets Location	December 31,		Balance Sheets Location	December 31,
		2018	2017		2018	2017
		(In thousands)			(In thousands)
Derivative contracts not designated as hedging instruments	Prepaid expenses and other current assets	$784	$1,314	Other accrued liabilities	$331	$7,128
Derivative contracts designated as hedging instruments	Prepaid expenses and other current assets	2	485	Other accrued liabilities	37	1,064
Total		$786	$1,799		$368	$8,192

Refer to Note 14, Fair Value Measurements, in Notes to Consolidated Financial Statements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis on the consolidated balance sheets.

The following tables set forth the offsetting of derivative assets as of December 31, 2018 and 2017:

As of December 31, 2018				Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Of Assets Presented on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$323	$—	$323	$(64)	$—	$259
Wells Fargo	463	—	463	(298)	—	165
Total	$786	$—	$786	$(362)	$—	$424

As of December 31, 2017				Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Of Assets Presented on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$1,664	$—	$1,664	$(1,664)	$—	$—
Wells Fargo	135	—	135	(135)	—	—
Total	$1,799	$—	$1,799	$(1,799)	$—	$—

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative liabilities as of December 31, 2018 and 2017:

As of December 31, 2018				Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Of Liabilities Presented on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$64	$—	$64	$(64)	$—	$—
J.P. Morgan Chase	6	—	6	—	—	6
Wells Fargo	298	—	298	(298)	—	—
Total	$368	$—	$368	$(362)	$—	$6

As of December 31, 2017				Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Of Liabilities Presented on the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$7,815	$—	$7,815	$(1,664)	$—	$6,151
Wells Fargo	377	—	377	(135)	—	242
Total	$8,192	$—	$8,192	$(1,799)	$—	$6,393

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure less than six months. The Company enters into about 10 forward contracts per quarter with an average size of approximately $7.0 million USD equivalent related to its cash flow hedging program.

The effects of the Company's cash flow hedges on the consolidated statements of operations for the fiscal years ended December 31, 2018, 2017 and 2016 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Year Ended December 31, 2018
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$1,058,816	$717,118	$82,416	$152,569	$64,857
Gains (losses) on cash flow hedge	$665	$(9)	$83	$(102)	$(53)

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Year Ended December 31, 2017
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$1,039,169	$731,453	$71,893	$138,679	$54,346
Gains (losses) on cash flow hedge	$(5,786)	$18	$130	$788	$133

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Year Ended December 31, 2016
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$1,143,445	$769,543	$70,904	$139,591	$53,996
Gains (losses) on cash flow hedge	$850	$(6)	$(55)	$(189)	$(30)

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through Other income (expense), net. Any subsequent changes in fair value of such derivative instruments are reflected in current earnings unless they are also re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the years ended December 31, 2018, 2017 and 2016.

The pre-tax effects of the Company’s derivative instruments on OCI and the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 are summarized as follows:

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2018
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$1,416	Net revenue	$665
Foreign currency forward contracts	—	Cost of revenue	(9)
Foreign currency forward contracts	—	Research and development	83
Foreign currency forward contracts	—	Sales and marketing	(102)
Foreign currency forward contracts	—	General and administrative	(53)
Total	$1,416		$584
_________________________
(1)     Refer to Note 11, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2017
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(7,785)	Net revenue	$(5,786)
Foreign currency forward contracts	—	Cost of revenue	18
Foreign currency forward contracts	—	Research and development	130
Foreign currency forward contracts	—	Sales and marketing	788
Foreign currency forward contracts	—	General and administrative	133
Total	$(7,785)		$(4,717)
_________________________

(1)	Refer to Note 11, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Year Ended December 31, 2016
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$2,757	Net revenue	$850
Foreign currency forward contracts	—	Cost of revenue	(6)
Foreign currency forward contracts	—	Research and development	(55)
Foreign currency forward contracts	—	Sales and marketing	(189)
Foreign currency forward contracts	—	General and administrative	(30)
Total	$2,757		$570
_________________________

(1)	Refer to Note 11, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s derivatives not designated as hedging instruments in other income (expense), net in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, are as follows:

		Year ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	2018	2017	2016
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$3,870	$(5,085)	$3,280

Note 7. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to NETGEAR, Inc. for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income attributable to NETGEAR, Inc. for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of restricted stock awards, and issuances of shares under the Employee Stock Purchase Plan (the "ESPP"), which are reflected in diluted net income per share by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net income per share when their effect is anti-dilutive.

Net income (loss) attributable to NETGEAR, Inc. per share for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$17,326	$(11,133)	$70,312
Net income (loss) from discontinued operations	(35,655)	30,569	5,539
Net income (loss)	(18,329)	19,436	75,851
Less: Net loss attributable to non-controlling interest in discontinued operations	(9,167)	—	—
Net income (loss) attributable to NETGEAR, Inc.	$(9,162)	$19,436	$75,851

Denominator:
Weighted average common shares - basic	31,626	32,097	32,758
Potentially dilutive common share equivalent	1,511	—	970
Weighted average common shares - dilutive	33,137	32,097	33,728

Basic net income (loss) per share
Net income (loss) from continuing operations	$0.55	$(0.35)	$2.15
Net income (loss) from discontinued operations attributable to NETGEAR, Inc.	(0.84)	0.96	0.17
Net income (loss) attributable to NETGEAR, Inc.	$(0.29)	$0.61	$2.32

Diluted net income (loss) per share
Net income (loss) from continuing operations	$0.52	$(0.35)	$2.08
Net income (loss) from discontinued operations attributable to NETGEAR, Inc.	(0.80)	0.96	0.17
Net income (loss) attributable to NETGEAR, Inc.	$(0.28)	$0.61	$2.25

Anti-dilutive employee stock-based awards, excluded	815	279	258

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Foreign currency transaction gain (loss), net	$(2,675)	$5,292	$(3,323)
Foreign currency contract gain (loss), net	3,968	(3,879)	3,597
Other	(783)	144	(440)
Total	$510	$1,557	$(166)

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9. Income Taxes

Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
United States	$32,237	$36,461	$89,877
International	10,967	9,763	16,618
Total	$43,204	$46,224	$106,495

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
U.S. Federal	$(587)	$25,733	$28,796
State	(2,338)	2,435	2,412
Foreign	4,267	1,545	4,130
	1,342	29,713	35,338
Deferred:
U.S. Federal	20,930	27,936	1,139
State	2,514	190	762
Foreign	1,092	(482)	(1,056)
	24,536	27,644	845
Total	$25,878	$57,357	$36,183

Net deferred tax assets consisted of the following:

	Year Ended December 31,
	2018	2017
	(In thousands)
Deferred Tax Assets:
Accruals and allowances	$20,765	$16,629
Net operating loss carryforwards	1,673	50
Stock-based compensation	5,734	5,634
Deferred rent	1,296	1,977
Deferred revenue	1,100	1,459
Tax credit carryforwards	1,661	974
Acquired intangibles	31,902	15,598
Depreciation and amortization	866	904
Total deferred tax assets	64,997	43,225
Deferred Tax Liabilities:
Other	(706)	(362)
Total deferred tax liabilities	(706)	(362)

Valuation Allowance (1)	(6,734)	(4,570)
Net deferred tax assets	$57,557	$38,293
_________________________

(1)	Valuation allowance is presented gross. The valuation allowance net of the federal tax effect is $5.4 million and $3.6 million for the years ended December 31, 2018 and 2017, respectively.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Management's judgment is required in determining the Company's provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. As of December 31, 2018, a valuation allowance of $6.7 million was placed against California deferred tax assets and certain federal tax attributes since the recovery of the assets is uncertain. There was a valuation allowance of $4.6 million placed against deferred tax assets as of December 31, 2017. Accordingly, the valuation allowance increased $2.2 million during 2018. In management's judgment it is more likely than not that the remaining deferred tax assets will be realized in the future as of December 31, 2018, and as such no valuation allowance has been recorded against the remaining deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2018	2017	2016
Tax at federal statutory rate	21.0%	35.0%	35.0%
State, net of federal benefit	1.5%	1.0%	1.8%
Impact of international operations	1.9%	(8.8)%	(2.8)%
Stock-based compensation	(0.3)%	(3.9)%	1.2%
Tax credits	(2.6)%	(2.0)%	(0.9)%
Valuation allowance	1.4%	—%	—%
Impact of the Tax Act	(15.4)%	104.6%	—%
Write-off of future tax benefits related to Arlo	52.2%	—%	—%
Others	0.2%	(1.8)%	(0.3)%
Provision for income taxes	59.9%	124.1%	34.0%

Income tax benefits (provision) in the amount of $2.2 million related to stock options was credited to additional paid-in capital during the years ended December 31, 2016. On January 1, 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718) upon which all income tax benefits are recorded in income tax expense. As a result of changes in fair value of available-for-sale securities and foreign currency hedging, income tax (provision) benefits of $(0.1) million, $0.4 million, and $(0.3) million were recorded in comprehensive income related to the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018, the Company has approximately $8.0 million of acquired federal net operating loss carry forwards as well as $1.7 million of California tax credits carryforwards. All of the losses are subject to annual usage limitations under Internal Revenue Code Section 382. The federal losses expire in different years beginning in fiscal 2021. The California tax credit carryforwards have no expiration.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company recorded a provisional income tax expense of $48.3 million in the fourth fiscal quarter of 2017, the period in which the legislation was enacted. The provisional estimate included $26.6 million related to the re-measurement of its net deferred tax assets at a U.S. federal statutory rate that was reduced from 35% to 21%, and $21.7 million related to the transition tax on the mandatory deemed repatriation of foreign earnings.

The Company completed its analysis of the impact of U.S. Tax reform in the fourth quarter of 2018. The Company completed the computation of the transition tax as part of the 2017 income tax returns filing and reduced the provisional amount by $6.7 million. The Company elected to pay the liability for the transition tax on the mandatory deemed repatriation of foreign earnings in installments. As of December 31, 2018 and December 31, 2017, $6.5 million and $17.5 million of the transition tax related liability was included in non-current income taxes payable on our consolidated balance sheet.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, certain new complex tax rules related to the taxation of foreign earnings (Global Intangible Low-Taxed Income “GILTI”, Foreign Derived Intangible Income “FDII” and Base Erosion and Anti-abuse Tax “BEAT”) became effective as of January 1, 2018. The GILTI provision imposes taxes on foreign earnings in excess of a deemed return on tangible assets. The Company made the accounting policy election to record the GILTI tax in the period it occurs. The Company has evaluated these provisions and recorded a detriment of $0.4 million and a benefit of $(0.7) million in relation to GILTI and FDII respectively, resulting on a net benefit of $(0.3) million. The Company is not subject to BEAT for the year ended in December 31st, 2018.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years before 2014. The Company is no longer subject to foreign income tax examinations before 2004. The Italian Tax Authority (ITA) has audited the Company’s 2004 through 2012 tax years. The Company is currently in litigation with the ITA with respect to all of these years. The German Tax Authority (GTA) is currently conducting a broad based audit of fiscal years 2014 through 2016, which will cover income tax, trade tax, payroll tax, and VAT tax. During 2016, the United Kingdom HMRC (Her Majesty’s Revenue and Customs) initiated an audit of the Company’s 2014 and 2015 tax years. They have since added the 2016 year to their query. Additionally, in December, 2017 the French Tax Authority commenced an audit of the Company’s 2015 and 2016 tax years. The Company has limited audit activity in various states and other foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $1.1 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Federal, State, and Foreign Tax
(In thousands)
Balance as of December 31, 2015	$12,830
Additions based on tax positions related to the current year	1,523
Additions for tax positions of prior years	45
Reductions for tax positions of prior years	(237)
Reductions due to lapse of applicable statutes	(627)
Adjustments due to foreign exchange rate movement	(569)
Balance as of December 31, 2016	12,965
Additions based on tax positions related to the current year	938
Additions for tax positions of prior years	32
Reductions for tax positions of prior years	(1,477)
Reductions due to lapse of applicable statutes	(899)
Adjustments due to foreign exchange rate movement	1,008
Balance as of December 31, 2017	$12,567
Additions based on tax positions related to the current year	637
Additions for tax positions of prior years	280
Reductions for tax positions of prior years	(116)
Reductions due to lapse of applicable statutes	(999)
Adjustments due to foreign exchange rate movement	(386)
Balance as of December 31, 2018	$11,983

The total amount of net UTB that, if recognized would affect the effective tax rate as of December 31, 2018 is $9.6 million. The ending net UTB results from adjusting the gross balance at December 31, 2018 for items such as U.S. federal and state deferred tax, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheets.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2018, 2017, and 2016, total interest and penalties expensed were $0.1 million, $(0.4) million, and $0.6 million, respectively. As of December 31, 2018 and 2017, accrued interest and penalties on a gross basis was $3.4 million, and $3.3 million, respectively. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company has changed its indefinite reinvestment assertion on overseas earning with the exception of earnings in Taiwan related to its research and development facility. Accordingly, the Company recorded foreign withholding tax of $1.0 million on earnings of approximately $188.4 million through December 31, 2018. The Company does not anticipate additional US tax on the repatriation of these earnings. Further, no foreign tax credits have been recognized, as their benefit is uncertain.

Note 10. Commitments and Contingencies

Leases

The Company leases office space, cars and equipment under operating leases, some of which are non-cancelable, with various expiration dates through December 2026. Rent expense in the years ended of December 31, 2018, 2017, and 2016 was $9.4 million, $9.9 million, and $9.5 million, respectively. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

As of December 31, 2018, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

2019	$11,900
2020	9,986
2021	7,785
2022	6,856
2023	4,478
Thereafter	7,725
Total future minimum lease payments	$48,730

Purchase Obligations

The Company has entered into various master purchase agreements for inventory with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company's purchase orders subject to acknowledgment from its suppliers. As of December 31, 2018, the Company had approximately $156.2 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time, the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Non-Trade Commitments

As of December 31, 2018, the Company had long term, non-cancellable purchase commitments of $17.4 million pertaining to non-trade activities.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warranty Obligation

Changes in the Company's warranty obligation, which is included in Other accrued liabilities on the consolidated balance sheets, were as follows:

	Year Ended December 31,
	2018		2017	2016
	(In thousands)
Balance at the beginning of the year	$44,068		$42,571	$50,216
Reclassified to sales returns upon adoption of ASC 606	(29,147)	*	—	—
Provision for warranty obligations made during the year	12,783		91,384	86,610
Settlements made during the year	(13,292)		(89,887)	(94,255)
Balance at the end of year	$14,412		$44,068	$42,571
________________________
* Upon adoption of ASC 606 on January 1, 2018, certain warranty reserve balances totaling $29.1 million were reclassified to sales returns as these liabilities are payable to the Company's customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2018.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value f these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2018.

Employment Agreements

The Company has signed various change in control and severance agreements with key executives. Upon a termination without cause or resignation with good reason, executive officers would be entitled to (1) cash severance equal to the executive officer’s annual base salary, and, for the Chief Executive Officer, an additional amount equal to his target annual bonus, (2) 12 months of health benefits continuation and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control of the Company, executive officers would be entitled to (1) cash severance equal to a multiple (2x for the Chief Executive Officer and 1x for all other executive officers) of the sum of the executive officer’s annual base salary and target annual bonus, (2) a number of months (24 for the Chief Executive Officer and 12 for other executive officers) of health benefits continuation and (3) accelerated vesting of all outstanding, unvested equity awards. The Company had no liabilities recorded for these agreements as of December 31, 2018.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On January 7, 2019, the US Supreme Court denied certiorari to hear the final appeal of the case. This case is now closed.

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

With respect to 2008 through 2010, the Company filed its appeal briefs with the Provincial Tax Court in October 2015 and the hearing for the validity of the tax assessments was held on April 21, 2016. A decision favorable to the Company was issued on May 12, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court. The Company filed its counter brief on February 5, 2017. The hearing was held on May 21, 2018, and the Company received a favorable decision on June 12, 2018. The decision has yet to be served to the Tax Office. The enactment of recent legislative actions that introduced a tax amnesty program (Law n. 136/2018) had the effect of suspending the Court decision for nine months. Accordingly, this effectively extends the Tax Office deadline for filing its appeal from January 12, 2019 to November 19, 2019. Other than the extension of the deadline, the impact of the amnesty program on the Company is unclear.

With respect to 2011 through 2012, the Company has filed its appeal brief on February 26, 2016 with the Provincial Tax Court to contest the relevant tax assessments. The hearing for suspension was held and the Request for Suspension of payment was granted. On October 13, 2016, the Company filed its final brief with the Provincial Tax Court. The hearing was held on

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company answered the complaint on September 15, 2015. On November 24, 2015, CMS served its infringement contentions on the Company, and CMS is generally attempting to assert that the patents in suit cover the Power over Ethernet standard (802.3af and 802.3at) used by certain of the Company's products.

On December 3, 2015, the Company filed with the Court a motion to transfer venue to the District Court for the Northern District of California and their memorandum of law in support thereof. On December 23, 2015, CMS filed its response to the Company’s motion to transfer, and, on January 8, 2016, the Company filed its reply brief in support of its motion to transfer venue. On January 15, 2016, the Court granted the Company’s motion to transfer venue to the District Court for the Northern District of California. The initial case management conference in the Northern District of California occurred on May 13, 2016, and on August 19, 2016, the parties exchanged preliminary claim constructions and extrinsic evidence. On August 26, 2016, the Company and three defendants in other Northern District of California CMS cases (Juniper Networks, Inc., Ruckus Wireless, Inc., and Fortinet, Inc.) submitted motions to stay their cases. The defendants in part argued that stays were appropriate pending the resolution of the currently-pending IPRs of the patents-in-suit before the Patent Trial and Appeal Board (PTAB), including four IPR Petitions filed by Juniper. On September 9, 2016, CMS submitted its opposition to the motions to stay the cases. On September 26, 2016, the Court ordered the cases stayed in their entirety, until the PTAB reaches institution decisions with respect to Juniper’s four pending IPR petitions. Juniper’s four IPR petitions were instituted by the PTAB in January 2017, and the Company subsequently moved to join the IPR petitions as an “understudy” to Juniper, only assuming a more active role in the petitions in the event Juniper settles with CMS. For all four patents in suit against the Company, the PTAB ordered that (a) the Petitioners’ (the Company, Ruckus, and Brocade) Motion for Joinder to the Juniper IPRs is granted; (b) the Petitioners IPRs are instituted on the same grounds as in the Juniper ‘IPRs and Petitioners are joined with the Juniper IPRs; and (c) all further filings by Petitioners in the joined proceedings will be in the Juniper IPRs. On December 21, 2017, the PTAB issued the first of the four Final Written Decisions in the IPRs filed by the Company on the patents in suit, ruling that the claims of the ‘107 Patent asserted by Chrimar were invalid. This was quickly followed by two more Final Written Decisions -- on January 3, 2018, the ’838 patent’s asserted claims were ruled invalid, and on January 23, 2018 the ‘012 patent’s asserted claims were ruled invalid. Chrimar has 30 days from each Final Written Decision to seek a rehearing at the PTAB and 63 days from each to file an appeal. On April 26, 2018, the PTAB issued its decision invalidating all of the claims of the ‘760 patent challenged in the IPR. The PTAB’s reasoning was similar to the reasoning set forth in the PTAB’s previous decisions on the 012, 107 and 838 patents. The ‘760 patent claims were, however, amended by Chrimar during the pendency of the ‘760 IPR, and the PTAB did not rule on the validity of the amended claims, as they were not challenged in the original IPR Petitions (they couldn’t have been because the Chrimar amendments had not yet happened). On June 6, 2018, Chrimar’s appeals on all 4 written decisions by the USPTO invalidating all challenged claims were consolidated. The parties have completed briefing the matter and are awaiting schedule for oral argument.

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

According to the complaint, the accused products include Wi-Fi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the IEEE 802.11ac-2013 standard. The accused technology is standards-based, and more specifically, based on the transmit beamforming technology in the 802.11ac Wi-Fi standard.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The parties have settled and the case was dismissed on January 22, 2019, with non-material impact on the Company.

Fischer v. NETGEAR, Inc.

On June 4, 2018, Plaintiff Rob Fischer filed a purported class-action complaint in the Circuit Court of Cook County, Ill, alleging the Company’s Range Extender does not extend the range of a consumer’s Wi-Fi network as shown in a diagram in a data sheet. On August 3, 2018, the Company filed a motion to dismiss the case and a hearing was held on November 29, 2018, where the motion was denied. The Company filed its Answer on December 27, 2018
.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Be Labs v. NETGEAR, Inc.

On July 11, 2018, Be Labs sued the Company for patent infringement in the District Court of Delaware. The complaint alleges that NETGEAR’s wireless distribution systems infringe U.S. Patent Nos. 7,827,581 (“the ’581 patent”) and 9,344,183 (“the ’183 patent”). The Company’s deadline to answer the Complaint has been extended to November 12, 2018.

The parties have settled and the case was dismissed on November 13, 2018, with non-material impact on the Company.

Modern Telecom Systems (MTS) v. NETGEAR, Inc.

On August 3, 2018, Plaintiff MTS filed a patent infringement lawsuit against NETGEAR in the District of Delaware. MTS accuses all of NETGEAR’s routers that are compliant with those 802.11 standards of infringing U.S. Patent No. 6,504,886 (“the ’886 Patent”), and specifically identifies NETGEAR’s Nighthawk X10 Smart Wi-Fi Router. The Company filed its Answer on January 4, 2019.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Mentone Solutions v. NETGEAR, Inc.

On October 31, 2018, Mentone Solutions LLC filed a patent infringement suit against the Company in the District of Delaware, alleging infringement of U.S. Patent No. 6,952,413 (the ’413 patent). Mentone alleges NETGEAR’s LTE Modem LB2120 device, and in particular the device’s dual carrier HSPA+ (“DC-HSPA+”) capability infringes the ’413 patent. The Company’s Answer is due February 21, 2019.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

John Pham v. Arlo Technologies, Inc., NETGEAR Inc., et al., Chirag Patel v. Arlo Technologies, Inc., NETGEAR, Inc., et al., Athanasios Perros v. NETGEAR, Inc., et al., and Ashot Vardanian et al. v. Arlo Technologies, Inc., NETGEAR, Inc., et al.

On January 9, 2019 and January 10, 2019, February 1, 2019 and February 8, 2019, the Company was sued in four separate securities class action suits in Superior Court of California, County of Santa Clara, along with Arlo Technologies, individuals, and underwriters involved in the spin-off of Arlo. All four complaints allege violations of the Securities Act of 1933 based on statements made in the Registration Statement filed with the SEC.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Note 11. Stockholders’ Equity

Stock Repurchases

From time to time, the Company's Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of December 31, 2018, 1.5 million shares remained authorized for repurchase under the repurchase program. The Company repurchased, as reported based on trade date, shares of approximately 0.5 million common stock at a cost of $30.0 million during the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, the Company repurchased, as reported based on trade date, approximately 2.4 million shares of common stock at a cost of $113.2 million and approximately 0.9 million shares of common stock at a cost of $38.3 million, respectively.

The Company repurchased, as reported based on trade date, approximately 138,000 shares of common stock at a cost of $8.1 million, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the year ended December 31, 2018. Similarly, during the years ended December 31, 2017 and 2016, the

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company repurchased, as reported based on trade date, approximately 135,000 shares of common stock at a cost of $6.4 million and 105,000 shares of common stock at a cost of $4.7 million, respectively, to facilitate tax withholding for RSUs.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component during the years ended December 31, 2018, 2017 and 2016:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2015	$(64)	$43	$24	$3
Other comprehensive income (loss) before reclassifications	33	3,007	(572)	2,468
Less: Amount reclassified from accumulated other comprehensive income	—	820	(287)	533
Net current period other comprehensive income (loss)	33	2,187	(285)	1,935
Balance as of December 31, 2016	$(31)	$2,230	$(261)	$1,938
Other comprehensive income (loss) before reclassifications	(115)	(10,692)	3,062	(7,745)
Less: Amount reclassified from accumulated other comprehensive income	—	(7,624)	2,668	(4,956)
Net current period other comprehensive income (loss)	(115)	(3,068)	394	(2,789)
Balance as of December 31, 2017	$(146)	$(838)	$133	$(851)
Other comprehensive income (loss) before reclassifications	128	1,422	(249)	1,301
Less: Amount reclassified from accumulated other comprehensive income	—	588	(123)	465
Net current period other comprehensive income (loss)	128	834	(126)	836
Distribution of Arlo	—	(4)	4	—
Balance as of December 31, 2018	$(18)	$(8)	$11	$(15)

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of accumulated other comprehensive income for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
Details about Accumulated Other Comprehensive Income Components	2018		2017		2016
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$665	Net revenue	$(5,786)	Net revenue	$850	Net revenue
Foreign currency forward contracts	(9)	Cost of revenue	18	Cost of revenue	(6)	Cost of revenue
Foreign currency forward contracts	83	Research and development	130	Research and development	(55)	Research and development
Foreign currency forward contracts	(102)	Sales and marketing	788	Sales and marketing	(189)	Sales and marketing
Foreign currency forward contracts	(53)	General and administrative	133	General and administrative	(30)	General and administrative
Total, from continuing operations before income taxes	584	Total from continuing operations before tax	(4,717)	Total from continuing operations before tax	570	Total from continuing operations before tax
Tax impact from continuing operations	(123)	Tax impact from continuing operations	1,651	Tax impact from continuing operations	(200)	Tax impact from continuing operations
Total, from continuing operations net of tax	461	Total, from continuing operations net of tax	(3,066)	Total, from continuing operations net of tax	370	Total, from continuing operations net of tax
Total, from discontinued operations net of tax	4	Total, from discontinued operations net of tax	(1,890)	Total, from discontinued operations net of tax	163	Total, from discontinued operations net of tax
Total, net of tax	$465		$(4,956)		$533

Note 12. Employee Benefit Plans

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2016 Equity Incentive Plan
In April 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (the "2016 Plan") which was approved by the Company's stockholders at the 2016 Annual Meeting of Stockholders on June 3, 2016. The 2016 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to eligible directors, employees and consultants of the Company. Award vesting periods for this plan are generally four years. The original maximum aggregate number of shares that could be issued under the 2016 Plan was 2.5 million Shares, plus (i) any shares that were available for grant under the Company’s 2006 Plan as of immediately prior to the 2006 Plan's expiration by its terms, which was 699,827 shares, plus (ii) any shares granted under the 2006 Plan that expire, are forfeited to or repurchased by the Company. In May 2018, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 plan by an additional 1.7 million shares. As of December 31, 2018, upon the Distribution, approximately 1.7 million shares remained available for future grants under the 2016 Plan. In January 2019, the Company received the approval from its Compensation Committee to increase the number of shares that the Company may be issued under the 2016 plan to a new total of 3.1 million shares, pursuant to the adjustment provisions of the 2016 Plan as a result of the Distribution.
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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Prior to February 16, 2016, employees could purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Beginning February 16, 2016, the terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. In April 2016, the Company approved an amendment to the plan to increase the number of shares of common stock authorized for sale under the plan by 1.0 million shares to a total of 2.0 million shares. For the years ended December 31, 2018, 2017, and 2016, the Company recognized ESPP compensation expense of $1.4 million, $1.2 million and $1.1 million, respectively. 124,000 shares of common stock were purchased at an average exercise price of $54.40 in fiscal 2018. As of December 31, 2018, 0.7 million shares were reserved for future issuance under the ESPP.

Modifications of Equity Awards

In connection with Arlo's Distribution on December 31, 2018, under the provisions of the existing plans, the Company adjusted its outstanding equity awards in accordance with the terms of the Employee Matters Agreement (equitable adjustment) to preserve the intrinsic value of the awards immediately before and after the Distribution. Upon the Distribution, employees holding stock options and restricted stock units ("RSUs") denominated in pre-Distribution NETGEAR stock received a number of otherwise-similar awards in post-Distribution NETGEAR stock and/or Arlo stock based on the conversion ratios outlined for each group of employees in the Employee Matters Agreement that the Company entered into in connection with the Distribution. For purposes of the vesting of these equity awards, continued employment or service with NETGEAR or with Arlo is treated as continued employment for purposes of both NETGEAR's and Arlo's equity awards and the vesting terms of each converted grant remained unchanged. As of December 31, 2018, the employees participating in the ESPP plan were all NETGEAR employees. There were no changes to the plan terms described above with the exception that the price on the grant date, or August 16, 2018, was adjusted to exclude the value of Arlo based on the conversion ratios applied to other equity awards.

Due to the modification of the equity awards as a result of the Distribution, the Company compared the fair value of the outstanding equity awards immediately before and after the Distribution and no incremental fair value was recognized as a result of the above adjustments due to immateriality.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity

Stock option activity during the year ended December 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2017 [1]	1,879	$34.08
Granted [1]	378	69.70
Exercised [1]	(289)	23.76
Expired [1]	(6)	21.45
Equitable adjustment - options granted [2]	1,969	25.30
Equitable adjustment - options cancelled [2]	(1,962)	42.50
Outstanding as of December 31, 2018	1,969	$25.30	6.29	$17,338

As of December 31, 2018
Vested and expected to vest	1,969	$25.30	6.29	$17,338
Exercisable Options	1,230	$20.53	4.94	$14,511
_________________________

(1)	Weighted average exercise price was calculated using exercise price prior to the Distribution.
(2) The equitable adjustments represented equity awards modifications upon the Distribution discussed above.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s adjusted closing stock price on the last trading day of 2018, or December 31, 2018, and the adjusted exercise price per the equity awards modification described above, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The Company’s adjusted closing price on December 31, 2018 was calculated by Nasdaq to exclude the value of Arlo following the Distribution. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2018, 2017, and 2016 was $11.0 million, $7.7 million and $14.5 million, respectively.

The total fair value of options vested during the years ended December 31, 2018, 2017, and 2016 was $3.8 million, $3.8 million and $4.2 million, respectively.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$7.28 - $19.32	512	5.05	$18.47	479	$18.46
$19.33 - $20.98	418	3.12	20.04	417	20.04
$21.86 - $25.37	633	7.58	24.36	328	24.00
$29.23 - $38.32	50	9.27	34.68	6	29.23
$41.67 - $41.67	356	9.07	41.67	—	—
$7.28 - $41.67	1,969	6.29	$25.30	1,230	$20.53

RSU Activity

RSU activity during the year ended December 31, 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2017 [1]	1,130	$43.22
Granted [1]	971	67.78
Vested [1]	(439)	41.24
Cancelled [1]	(89)	55.66
Equitable adjustment - granted [2]	1,627	34.31
Equitable adjustment - cancelled [2]	(1,573)	$58.23
Outstanding as of December 31, 2018	1,627	$34.31
_________________________
(1) Weighted average grant date fair value was calculated using grant date fair value prior to the Distribution.
(2) The equitable adjustments represented equity awards modifications upon the Distribution discussed above.

The total fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $25.7 million, $19.5 million and $15.4 million, respectively. The grant date fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $18.1 million, $14.6 million and $10.8 million, respectively.

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

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the weighted-average assumptions used to estimate the fair value option grants and purchase rights granted under the ESPP during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016	2018	2017	2016
	Stock Options			ESPP
Expected life (in years)	4.4	4.4	4.4	0.5	0.5	0.5
Risk-free interest rate	2.36%	1.66%	1.28%	2.00%	0.93%	0.43%
Expected volatility	31.1%	31.6%	35.4%	37.9%	29.7%	38.3%
Dividend yield	—	—	—	—	—	—

The above table does not include the impacts of the equitable adjustment resulting from the Distribution discussed above. The weighted average estimated fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $20.63, $12.35 and $12.28, respectively.

The following table sets forth the stock-based compensation expense resulting from stock options, restricted stock awards, and the Employee Stock Purchase Plan included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cost of revenue	$2,435	$1,406	$1,473
Research and development	4,283	2,968	2,726
Sales and marketing	8,267	5,481	4,934
General and administrative	11,476	9,114	8,008
Total	$26,461	$18,969	$17,141

The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the award vesting term of four years. Forfeitures are accounted for as they occur.

Total stock-based compensation cost capitalized in inventory was less than $0.7 million in the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, $8.5 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2018, $45.5 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.5 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense.

401(k) Plan

In April 2000, the Company adopted the NETGEAR 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. In the first fiscal quarter of 2012, the Company began matching 50% of contributions for employees that remain active with the Company through the end of the fiscal year, up to a maximum of $6,000 in employee contributions. During the years ended December 31, 2018, 2017 and 2016 the Company recognized $0.9 million, $0.8 million and $0.8 million, respectively, in expenses related to the 401(k) match.

Note 13. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2018 upon completion of the Distribution, the Company operates and reports in two segments: Connected Home and SMB:

•
Connected Home: Focused on consumers and consists of high-performance, dependable and easy-to-use 4G/5G mobile, Wi-Fi internet networking solutions and smart devices such as Orbi Voice smart speakers and Meural digital canvas; and

•
SMB: Focused on small and medium-sized businesses and consists of business networking, storage, wireless LAN and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price.

The Company believes that this structure reflects its current operational and financial management, and provides the best structure for the Company to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment focused on the product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers.

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, separation expenses, restructuring and other charges, litigation reserves, net, interest income and other income (expense), net. The CODM does not evaluate operating segments using discrete asset information.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except percentage data)
Net revenue:
Connected Home	771,060	768,261	846,929
SMB	287,756	270,908	296,516
Total net revenue	$1,058,816	$1,039,169	$1,143,445
Contribution income:
Connected Home	96,340	83,870	138,997
Connected Home contribution margin	12.5%	10.9%	16.4%
SMB	70,142	63,865	72,539
SMB contribution margin	24.4%	23.6%	24.5%
Total segment contribution income	166,482	147,735	211,536
Corporate and unallocated costs	(90,186)	(75,305)	(69,623)
Amortization of intangibles (1)	(7,979)	(10,663)	(15,361)
Stock-based compensation expense	(26,461)	(18,969)	(17,141)
Separation expenses	(929)	—	—
Restructuring and other charges	(2,198)	(97)	(3,841)
Litigation reserves, net	(15)	(148)	(73)
Interest income	3,980	2,114	1,164
Other income (expense), net	510	1,557	(166)
Income before income taxes	$43,204	$46,224	$106,495
_________________________

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.

The following table shows net revenue from service provider customers within each of the reportable segments for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Connected Home	156,671	190,186	249,980
SMB	3,624	3,268	4,175
Total service provider net revenue	$160,295	$193,454	$254,155

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operations by Geographic Region

The Company conducts business across three geographic regions: Americas, EMEA and APAC. Net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns for stock rotation and warranty, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of net revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue. For reporting purposes revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
United States (U.S.)	$686,145	$648,152	$713,178
Americas (excluding U.S.)	14,548	16,937	21,802
EMEA	207,599	197,074	217,554
APAC	150,524	177,006	190,911
Total net revenue	$1,058,816	$1,039,169	$1,143,445

Long-lived assets by Geographic Area
Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations:

	As of
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
United States	$4,993	$7,735	$9,274
Canada	4,359	1,745	2,745
EMEA	95	140	206
China	7,652	5,130	4,218
APAC (excluding China)	3,078	2,599	1,704
Total property and equipment, net	$20,177	$17,349	$18,147

Significant Customers

Two customers, primarily within the Connected Home segment, accounted for 17% and 15% of net revenue in the year ended December 31, 2018, respectively. Two customers, primarily within the Connected Home segment, accounted for 16% and 13% of net revenue in the year ended December 31, 2017, respectively. Two customers, primarily within the Connected Home segment, accounted for 15% and 12% of net revenue in the year ended December 31, 2016, respectively.

Note 14. Fair Value Measurements

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	As of December 31, 2018
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$22,573	$22,573	$—	$—
Available-for-sale debt investments: U.S. treasuries (1)	70,314	—	70,314	—
Available-for-sale investments: certificates of deposit (1)	149	—	149	—
Trading securities: mutual funds (1)	2,854	2,854	—	—
Foreign currency forward contracts (2)	786	—	786	—
Total assets measured at fair value	$96,676	$25,427	$71,249	$—
Liabilities:
Foreign currency forward contracts (3)	$368	$—	$368	$—
Contingent consideration (4)	5,953	—	—	5,953
Total liabilities measured at fair value	$6,321	$—	$368	$5,953
_________________________

(1)	Included in Short-term investments on the Company's consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company's consolidated balance sheets.

(3)	Included in Other accrued liabilities on the Company's consolidated balance sheets.

(4)
Included in Other non-current accrued liabilities on the Company’s consolidated balance sheets. The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Meural that is contingent upon the achievement of certain technical and service revenue milestones. Refer to Note 4, Business Acquisition, regarding detailed disclosures on the determination of fair value of the contingent consideration.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2017
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$12,606	$12,606	$—	$—
Available-for-sale debt investments: U.S. treasuries (1)	124,670	—	124,670	—
Available-for-sale investments: certificates of deposit (1)	162	—	162	—
Trading securities: mutual funds (1)	2,094	2,094	—	—
Foreign currency forward contracts (2)	1,799	—	1,799	—
Total assets measured at fair value	$141,331	$14,700	$126,631	$—
Liabilities:
Foreign currency forward contracts (3)	$8,192	$—	$8,192	$—
Total liabilities measured at fair value	$8,192	$—	$8,192	$—
_________________________

(1)	Included in Short-term investments on the Company's consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company's consolidated balance sheets.

(3)	Included in Other accrued liabilities on the Company's consolidated balance sheets.

The Company's investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company's foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of December 31, 2018 and 2017, the adjustment for non-performance risk did not have a material impact on the fair value of the Company's foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 15. Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in the consolidated statements of operations. Accrued restructuring and Other charges are classified within other accrued liabilities on the consolidated balance sheets.

Restructuring and other charges recognized in fiscal 2018 were primarily for severance, and other costs in relation to certain office closures and downsizes. No significant restructuring and other charges were recognized during fiscal 2017. Restructuring and other charges recognized in 2016 related primarily to resize our former commercial segment and former service provider segment. Charges incurred in 2016 primarily related to severance, other one-time termination benefits and other associated costs. Amounts attributable to lease contract termination charges will be paid over the remaining lease term until January 2022.

NETGEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of accrued restructuring and other charges activity for the years ended December 31, 2018, 2017 and 2016:

	Employee termination charges	Lease contract termination and other charges	Total
	(In thousands)
Balance as of December 31, 2015	$13	$1,253	$1,266
Additions (1)	3,086	629	3,715
Cash payments	(2,902)	(480)	(3,382)
Adjustments	(191)	—	(191)
Balance as of December 31, 2016	6	1,402	1,408
Additions	—	97	97
Cash payments	—	(370)	(370)
Balance as of December 31, 2017	6	1,129	1,135
Additions	1,789	464	2,253
Cash payments	(1,010)	(1,403)	(2,413)
Adjustments	(10)	(45)	(55)
Balance as of December 31, 2018	$775	$145	$920
_________________________

(1)
Total restructuring and other charges recognized in the Company's consolidated statements of operations for the year ended December 31, 2016 included non-cash charges and adjustments, net of $0.3 million. This amount has been excluded from the table above.

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

	December 31, 2018	September 30, 2018	July 1, 2018	April 1, 2018
Net revenue	$288,928	$269,411	$255,276	$245,201
Gross profit	$90,654	$94,445	$80,280	$76,319
Provision for income taxes	$19,210	$5,483	$1,271	$(86)
Net income (loss) from continuing operations	$(535)	$16,310	$533	$1,018
Net income (loss)	$(27,839)	$9,150	$(5,230)	$5,590
Net income (loss) attributable to NETGEAR, Inc.	$(19,471)	$9,949	$(5,230)	$5,590
Net income (loss) per share - basic:
Income (loss) from continuing operations	$(0.02)	$0.51	$0.02	$0.03
Net income (loss) attributable to NETGEAR, Inc.	$(0.62)	$0.31	$(0.17)	$0.18
Net income (loss) per share - diluted:
Income from continuing operations	$(0.02)	$0.49	$0.02	$0.03
Net income (loss) per share attributable to NETGEAR, Inc.	$(0.62)	$0.30	$(0.16)	$0.17

	December 31, 2017	October 1, 2017	July 2, 2017	April 2, 2017
Net revenue	$274,149	$251,950	$251,685	$261,385
Gross profit	$76,129	$76,096	$75,380	$80,111
Provision for income taxes	$48,496	$950	$3,061	$4,850
Net income (loss) from continuing operations	$(41,778)	$9,624	$9,989	$11,032
Net income (loss)	$(31,934)	$20,794	$14,582	$15,994
Net income (loss) attributable to NETGEAR, Inc.	$(31,934)	$20,794	$14,582	$15,994
Net income (loss) per share - basic:
Income from continuing operations	$(1.33)	$0.30	$0.31	$0.33
Net income (loss) attributable to NETGEAR, Inc.	$(1.02)	$0.66	$0.45	$0.49
Net income (loss) per share - diluted:
Income from continuing operations	$(1.33)	$0.30	$0.30	$0.32
Net income (loss) attributable to NETGEAR, Inc.	$(1.02)	$0.64	$0.44	$0.47

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Except for the implementation of certain internal controls related to the separation and distribution of Arlo Technologies, Inc., and the adoption of the lease accounting standard (Topic 842), there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented new controls as part of the separation and distribution of Arlo Technologies, Inc. We implemented these internal controls to ensure we appropriately accounted for and disclosed the separation of Arlo Technologies, Inc. in our financial statements. We implemented new controls as part of our effort to adopt Topic 842. The adoption of Topic 842 requires the implementation of new accounting processes which changed our internal controls over lease accounting and financial reporting. We have completed the design of these controls and they have been implemented as of January 1, 2019.

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

None.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2019 Annual Meeting of Stockholders (“Proxy Statement”), which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors, executive officers, standing committees and procedures by which stockholders may recommend nominees to our Board of Directors, is incorporated by reference to the sections of our Proxy Statement under the headings “Information Concerning the Nominees and Incumbent Directors,” “Board and Committee Meetings,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the information contained in the section captioned “Executive Officers of the Registrant” included under Part I of this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2018 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

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
(2) Financial Statement Schedule (Valuation and Qualifying Accounts) for the three years ended December 31, 2018.

Page
Schedule II—Valuation and Qualifying Accounts	120
Schedule II—Valuation and Qualifying Accounts*

	Balance at Beginning of Year	Other		Additions	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2018	$1,050	$—		$50	$154	$1,254
Year ended December 31, 2017	1,049	—		99	(98)	1,050
Year ended December 31, 2016	1,049	—		60	(60)	1,049
Allowance for sales returns:
Year ended December 31, 2018	$14,321	$(14,321)	**	$—	$—	$—
Year ended December 31, 2017	10,602	—		26,419	(22,700)	14,321
Year ended December 31, 2016	14,298	—		19,892	(23,588)	10,602
Allowance for price protection:
Year ended December 31, 2018	$3,245	$(3,245)	**	$—	$—	$—
Year ended December 31, 2017	4,185	—		7,149	(8,089)	3,245
Year ended December 31, 2016	2,107	—		11,728	(9,650)	4,185
_______________________
* Upon Arlo's Distribution on December 31, 2018, Arlo’s historical financial results for periods prior to its Distribution were reflected in our consolidated financial statements as discontinued operations and these schedules represent the results from continuing operations. Refer to Note 3. Discontinued Operations, for additional information on Arlo's Distribution.
** Upon adoption of ASC 606, allowances for sales returns and price protection were reclassified to current liabilities as these reserve balances are considered refund liabilities. Refer to Note 2. Revenue Recognition, for additional information on the adoption impact.

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3) Exhibits.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Asset Purchase Agreement, dated as of January 28, 2013, by and among the registrant, NETGEAR Holdings Limited, NETGEAR International Limited, NETGEAR Canada Limited, NETGEAR Australia PTY, LTD, Sierra Wireless, Inc., Sierra Wireless America, Inc. and Sierra Wireless (Australia) PTY LTD	10-K	2/26/2013	10.35
3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1
3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2
4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1
10.1	Form of Indemnification Agreement for directors and officers	S-1	4/10/2003	10.1
10.2#	2003 Stock Plan and forms of agreements thereunder, as amended	10-K	2/26/2013	10.3
10.3#	2016 Equity Incentive Plan and forms of agreements thereunder	S-8	5/31/2018	99.1
10.4#	2003 Employee Stock Purchase Plan, as amended	S-8	6/3/2016	99.2
10.5#	Amended and Restated 2006 Long-Term Incentive Plan and forms of agreements thereunder	S-8	6/6/2014	4.3
10.6#	NETGEAR, Inc. Deferred Compensation Plan	8-K	4/5/2013	10.1
10.7#	NETGEAR, Inc. Executive Bonus Plan, as amended and restated April 1, 2013	DEF14A	4/16/2013	Appendix A
10.8*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL Logistics Americas, Ltd.	S-1/A	4/21/2003	10.25
10.9*	Distribution Operations Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)	S-1/A	4/21/2003	10.26
10.10*	Distribution Operations Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited	S-1/A	4/21/2003	10.27
10.11	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC	8-K	9/27/2007	10.1
10.11a	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC	10-Q	5/9/2008	10.1
10.11b	Second Amendment to Office Lease, dated June 25, 2015, by and between the registrant and KBSII/Plumeria, LLC	10-K	2/19/2016	10.11B
10.12#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo	S-1	4/10/2003	10.5
10.12a#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick C.S. Lo	10-K	3/4/2009	10.51
10.13#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill	S-1	4/10/2003	10.8
10.13a#	Amendment to Offer Letter, dated December 28, 2008, between the registrant and Mark G. Merrill	10-K	3/4/2009	10.52
10.14#	Employment Agreement, dated October 18, 2002, between the registrant and Michael F. Falcon	S-1	4/10/2003	10.10
10.14a#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon	10-K	3/4/2009	10.49
10.16#	Change of Control and Severance Agreement, dated October 5, 2009, between the registrant and Andrew W. Kim	10-Q	5/6/2014	10.1
10.17#	Employment Agreement, dated July 8, 2013, between the registrant and John P. McHugh	8-K	7/11/2013	10.1
10.18#	Amendment to Employment Agreement, dated December 30, 2008, between the registrant and Michael A. Werdann	10-K	3/4/2009	10.54
10.19#	Second Amendment to Employment Agreement, dated October 1, 2015, between the registrant and Michael A. Werdann	10-K	2/19/2016	10.21
10.20#	Form of Senior Vice President Change of Control and Severance Agreement	10-K	2/24/2017	10.19
10.21#	Form of Change in Control and Severance Agreement (Chief Executive Officer)	10-Q	11/2/2018	10.1*
10.22#	Form of Change in Control and Severance Agreement (Certain Other Executive Officers)	10-Q	11/2/2018	10.2*
10.23#	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.1
10.24#	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.2
10.25#	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.3
10.26#	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.4

10.27#	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.5
10.28#	Registration Rights Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.6
21.1	List of subsidiaries and affiliates				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted as to certain portions of this Exhibit.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 22nd day of February 2019.

NETGEAR, INC.
By: /s/ PATRICK C.S. LO
Patrick C.S. Lo
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick C.S. Lo and Bryan D. Murray, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK C.S. LO	Chairman of the Board and Chief Executive Officer	February 22, 2019
Patrick C.S. Lo	(Principal Executive Officer)

/S/ BRYAN D. MURRAY	Chief Financial Officer	February 22, 2019
Bryan D. Murray	(Principal Financial and Accounting Officer)

/S/ JEF T. GRAHAM	Director	February 22, 2019
Jef T. Graham

/S/ BRADLEY L. MAIORINO	Director	February 22, 2019
Bradley L. Maiorino

/S/ GREGORY J. ROSSMANN	Director	February 22, 2019
Gregory J. Rossmann

/S/ BARBARA V. SCHERER	Director	February 22, 2019
Barbara V. Scherer

/S/ JULIE A. SHIMER	Director	February 22, 2019
Julie A. Shimer

/S/ THOMAS H. WAECHTER	Director	February 22, 2019
Thomas H. Waechter