Form 10-Q
period 2019-03-31
NETGEAR, INC
filed 2019-05-03
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s):	Name of each exchange on which registered
Common Stock, $0.001 par value	NTGR	The Nasdaq Stock Market LLC

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 31,491,699 as of April 26, 2019.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$185,680	$201,047
Short-term investments	26,972	73,317
Accounts receivable, net of allowance for doubtful accounts of $1,255 and $1,254 as of March 31, 2019 and December 31, 2018, respectively	262,531	303,667
Inventories	236,123	243,871
Prepaid expenses and other current assets	34,791	35,997
Total current assets	746,097	857,899
Property and equipment, net	20,645	20,177
Operating lease right-of-use assets, net	36,613	—
Intangibles, net	15,058	17,146
Goodwill	80,721	80,721
Other non-current assets	71,241	67,433
Total assets	$970,375	$1,043,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,279	$139,748
Accrued employee compensation	18,452	31,666
Other accrued liabilities	177,635	199,472
Deferred revenue	11,750	11,086
Income taxes payable	2,895	2,020
Total current liabilities	280,011	383,992
Non-current income taxes payable	18,142	19,600
Non-current operating lease liabilities	31,514	—
Other non-current liabilities	7,800	12,232
Total liabilities	337,467	415,824
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	32	32
Additional paid-in capital	804,413	793,585
Accumulated other comprehensive income (loss)	14	(15)
Accumulated deficit	(171,551)	(166,050)
Total stockholders’ equity	632,908	627,552
Total liabilities and stockholders’ equity	$970,375	$1,043,376
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31, 2019	April 1, 2018
Net revenue	$249,082	$245,201
Cost of revenue	167,074	168,882
Gross profit	82,008	76,319
Operating expenses:
Research and development	18,832	21,191
Sales and marketing	35,855	37,874
General and administrative	13,117	15,761
Separation expense	264	—
Restructuring and other charges	(68)	(9)
Total operating expenses	68,000	74,817
Income from operations	14,008	1,502
Interest income	701	748
Other income (expense), net	341	(1,318)
Income before income taxes	15,050	932
Provision (benefit) for income taxes	2,207	(86)
Net income from continuing operations	12,843	1,018
Net income from discontinued operations, net of tax	—	4,572
Net income	$12,843	$5,590

Net income per share - basic:
Income from continuing operations	$0.41	$0.03
Income from discontinued operations	—	0.15
Net income	$0.41	$0.18

Net income per share - diluted:
Income from continuing operations	$0.39	$0.03
Income from discontinued operations	—	0.14
Net income	$0.39	$0.17

Weighted average shares used to compute net income per share:
Basic	31,483	31,427
Diluted	32,874	32,660
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31, 2019	April 1, 2018
Net income	$12,843	$5,590
Other comprehensive income, before tax:
Unrealized gains on derivative instruments	23	692
Unrealized gains (losses) on available-for-sale securities	15	(38)
Other comprehensive income, before tax	38	654
Tax provision related to derivative instruments	(6)	(61)
Tax provision related to available-for-sale securities	(3)	(11)
Other comprehensive income, net of tax	29	582
Comprehensive income	$12,872	$6,172
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholder's Equity
Balance as of December 31, 2018	31,562	$32	$793,585	$(15)	$(166,050)	$627,552
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	12	—	12
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	17	—	17
Net income	—	—	—	—	12,843	12,843
Stock-based compensation	—	—	6,457	—	—	6,457
Repurchase of common stock	(436)	—	—	—	(15,000)	(15,000)
Restricted stock unit withholdings	(89)	—	—	—	(3,344)	(3,344)
Issuance of common stock under stock-based compensation plans	430	—	4,371	—	—	4,371
Balance as of March 31, 2019	31,467	$32	$804,413	$14	$(171,551)	$632,908

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder's Equity
Balance as of December 31, 2017	31,320	$31	$603,137	$(851)	$128,168	$730,485
Adoptions of ASU 2014-09 (ASC 606 Rev Rec), ASU 2016-16, and ASU 2018-02, net of tax	—	—	—	—	8,593	8,593
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(49)	—	(49)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	631	—	631
Net income	—	—	—	—	5,590	5,590
Stock-based compensation	—	—	8,150	—	—	8,150
Restricted stock unit withholdings	(38)	—	—	—	(2,271)	(2,271)
Issuance of common stock under stock-based compensation plans	252	1	4,589	—	—	4,590
Balance as of April 1, 2018	31,534	$32	$615,876	$(269)	$140,080	$755,719
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31, 2019	April 1, 2018
Cash flows from operating activities:
Net income	$12,843	$5,590
Net income from discontinued operations	—	(4,572)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,028	5,040
Purchase premium amortization/discount accretion on investments, net	(141)	(107)
Stock-based compensation	6,458	6,864
(Gains)/charges related to long-term investments, net	—	1,400
Deferred income taxes	1,148	870
Changes in assets and liabilities
Accounts receivable	41,136	45,561
Inventories	7,748	(1,546)
Prepaid expenses and other assets	453	(2,620)
Accounts payable	(68,431)	(15,029)
Accrued employee compensation	(13,214)	(2,720)
Other accrued liabilities	(31,371)	(19,214)
Deferred revenue	1,733	(31)
Income taxes payable	(583)	3,397
Net cash provided by (used in) continuing operating activities	(37,193)	22,883
Net cash provided by discontinued operating activities	—	34,113
Net cash provided by (used in) operating activities	(37,193)	56,996
Cash flows from investing activities:
Purchases of short-term investments	(146)	(35,167)
Proceeds from maturities of short-term investments	47,145	34,907
Purchases of property and equipment	(5,958)	(2,774)
Purchases of long-term investments	(5,200)	—
Net cash provided by (used in) continuing investing activities	35,841	(3,034)
Net cash used in discontinued investing activities	—	(410)
Net cash provided by (used in) investing activities	35,841	(3,444)
Cash flows from financing activities:
Repurchases of common stock	(15,000)	—
Restricted stock unit withholdings	(3,344)	(2,271)
Proceeds from exercise of stock options	2,026	1,912
Proceeds from issuance of common stock under employee stock purchase plan	2,303	2,732
Net cash provided by (used in)continuing financing activities	(14,015)	2,373
Net cash provided by (used in) discontinued financing activities	—	—
Net cash provided by (used in) in financing activities	(14,015)	2,373
Net increase (decrease) in cash and cash equivalents	(15,367)	55,925
Cash and cash equivalents, at beginning of period	201,047	202,870
Cash and cash equivalents, at end of period	$185,680	$258,795
Non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	$2,550	$598
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global company that delivers innovative networking and Internet connected products to consumers and businesses. The Company's products are built on a variety of proven technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. The product line consists of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as smart digital canvasses and services. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which the Company's products are sold.

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2018 has been derived from audited financial statements at such date. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary (consisting only of normal recurring adjustments) to fairly state the Company’s financial position, results of operations, comprehensive income, stockholder's equity and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

On December 31, 2018, the Company completed the Spin-Off of Arlo Technologies, Inc. (“Arlo”), a majority owned subsidiary and reporting segment of NETGEAR. Arlo’s historical financial results for periods prior to the Spin-Off are reflected in the unaudited condensed consolidated financial statements as discontinued operations. For further detail, refer to Note 4. Discontinued Operations.
The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.	Summary of Significant Accounting Policies

The Company's significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Refer to Note 15. Leases, for the updated accounting policy on leases upon adoption of ASU 2016-02, "Leases" as of January 1, 2019.

Recent accounting pronouncements

Accounting Pronouncements Recently Adopted

ASU 2016-02

In February 2016, FASB issued ASU 2016-02, "Leases" (Topic 842), which requires a lessee to recognize on the balance sheets a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability. The liability is equal to the present value of lease payments while the right-of-use asset is based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the disclosure requirements for lessees.

The Company adopted the new standard effective January 1, 2019 and was required to record a lease asset and lease liability related to its operating leases. The Company elected to utilize the alternative modified transaction method, under which the cumulative-effect adjustment to the opening balance is recognized on the date of adoption while comparative prior periods continue to be reported under the guidance in effect prior to January 1, 2019. Accordingly, the Company did not restate or make related disclosures under the new standard for comparative prior periods in the period of adoption, and the Company applied the new lease standard prospectively to leases existing or commencing on or after January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the standard to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. The Company made an accounting policy election to treat the lease and non-lease components in its office lease contracts as a single performance obligation to the extent that the timing and pattern of transfer are similar for the lease and non-lease components and the lease component qualifies as an operating lease. The Company also made an accounting policy election not to recognize lease liabilities and right-of-use assets for leases with a term of 12 months or less. The Company will recognize these lease payments on a straight-line basis over the lease term.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the impact of adopting ASU 2016-02 on the Company’s unaudited condensed consolidated balance sheets for the fiscal year beginning January 1, 2019 as an adjustment to the opening balances:

	As of	Adjustments	As of
	December 31, 2018		January 1, 2019
	(In thousands)
Assets:
Prepaid expenses and other current assets	$35,997	$(543)	$35,454
Total current assets	$857,899	$(543)	$857,356
Operating lease right-of-use assets, net	$—	$39,110	$39,110
Total assets	$1,043,376	$38,567	$1,081,943
Liabilities:
Other accrued liabilities	$199,472	$10,909	$210,381
Total current liabilities	$383,992	$10,909	$394,901
Non-current operating lease liabilities	$—	$33,823	$33,823
Other non-current liabilities	$12,232	$(6,165)	$6,067
Total liabilities	$415,824	$38,567	$454,391
Total liabilities and stockholders’ equity	$1,043,376	$38,567	$1,081,943

The standard did not impact our statements of operations and had no impact on our cash flows.

Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning in the first fiscal quarter of 2020 and early adoption is permitted. The Company continues to assess the potential impact of the new guidance and related codification improvements on its financial position, results of operations and cash flows, including accounting policies, processes, and systems.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company's financial position, results of operations and cash flows.

Note 3.	Revenue

Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019:

	1 year	2 years	Greater than 2 years	Total
Performance obligations	$49,895	$1,012	$965	$51,872

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

The following table reflects the changes in contract balances for the three months ended March 31, 2019:

	Balance Sheet Location	March 31, 2019	December 31, 2018	$ change	% change
		(In thousands)
Accounts Receivable, net	Accounts receivable, net	$262,531	$303,667	$(41,136)	(13.5)%
Contract liabilities - current	Deferred revenue	$11,750	$11,086	$664	6.0%
Contract liabilities - non-current	Other non-current liabilities	$1,847	$779	$1,068	137.1%

The difference in the balances of the Company’s contract assets and liabilities as of March 31, 2019 and December 31, 2018 primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the three months ended March 31, 2019, $3.7 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time revenue. During the three months, $2.0 million of revenue was recognized for the satisfaction of performance obligations over time. $1.7 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	March 31, 2019			April 1, 2018
	Connected Home	SMB	Total	Connected Home	SMB	Total

Geographic regions:
Americas	$113,687	$34,342	$148,029	$129,038	$30,974	$160,012
EMEA	25,690	31,273	56,963	21,010	26,424	47,434
APAC	29,988	14,102	44,090	24,267	13,488	37,755
Total net revenue	$169,365	$79,717	$249,082	$174,315	$70,886	$245,201
Sales channels:
Service provider	$36,818	$1,476	$38,294	$41,797	$1,063	$42,860
Non-service provider	132,547	78,241	210,788	132,518	69,823	202,341
Total net revenue	$169,365	$79,717	$249,082	$174,315	$70,886	$245,201

Note 4. Discontinued Operations

On February 6, 2018, the Company announced that its Board of Directors had unanimously approved the pursuit of a separation of its smart camera business “Arlo” from NETGEAR (the “Separation”) to be effected by way of initial public offering (“IPO”) and spin-off. In August 2018, Arlo Technologies, Inc. (“Arlo”) was listed on the New York Stock Exchange under the symbol "ARLO" and completed the IPO. Upon completion of the IPO, NETGEAR held approximately 84.2% of the outstanding shares of Arlo common stock, or 62,500,000 shares. On December 31, 2018, NETGEAR completed the distribution of these 62,500,000 shares of common stock of Arlo (the “Distribution”) and no longer owns any shares of Arlo common stock. The Distribution took place by way of a pro rata common stock dividend to each NETGEAR stockholder of record on the record date of the Distribution, December 17, 2018, and NETGEAR stockholders received 1.980295 shares of Arlo common stock for every share of NETGEAR common stock held as of the record date.

Upon completion of the Distribution, the Company ceased to own a controlling financial interest in Arlo and Arlo's assets, liabilities, operating results and cash flows for all periods presented have been classified as discontinued operations within the unaudited condensed Consolidated Financial Statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The financial results of Arlo through the Distribution date are presented as income from discontinued operations, net of tax, in the unaudited condensed consolidated statement of operations. The following table presents financial results of Arlo for the three months ended April 1, 2018:

Three Months Ended
April 1, 2018
(In thousands)
Net revenues	$99,772
Cost of revenue	71,586
Gross profit	28,186
Operating expenses:
Research and development	7,757
Sales and marketing	5,784
General and administrative	876
Separation expense	6,784
Total operating expenses	21,201
Income from operations of discontinued operations	6,985
Other income (expense), net	66
Income from discontinued operations before income taxes	7,051
Provision for income taxes	2,479
Income from discontinued operations, net of tax	$4,572

Note 5.	Business Acquisition
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The merger agreement provides for the payment of contingent consideration to each selling shareholder of Meural based on the achievement of certain technical and service revenue milestones through August 6, 2023, with a maximum payout of $3.5 million on each of two milestones. The valuation of the contingent consideration was derived using estimates of the probability of achievement within specified time periods, in a scenario based model for the technical milestone; and using an option pricing model in a risk neutral framework using a Monte Carlo simulation, based on projections of future service revenues for the service revenue milestone. The fair value of such contingent consideration payable to Meural’s external shareholders is determined to be $5.9 million and is included in Other non-current liabilities on the unaudited condensed consolidated balance sheets. As of March 31, 2019, there were no significant changes in the range of expected outcomes for the contingent consideration from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of Meural have been included in the unaudited condensed consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.
The purchase price allocation was as follows (in thousands):

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.	Balance Sheet Components

Available-for-sale short-term investments

	As of
	March 31, 2019				December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$23,471	$—	$(1)	$23,470	$70,330	$1	$(17)	$70,314
Certificates of deposit	151	—	—	151	149	—	—	149
Total	$23,622	$—	$(1)	$23,621	$70,479	$1	$(17)	$70,463

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

Inventories

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Raw materials	$5,650	$3,427
Finished goods	230,473	240,444
Total inventories	$236,123	$243,871

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Computer equipment	$9,814	$9,205
Furniture, fixtures and leasehold improvements	18,477	18,286
Software	28,848	28,065
Machinery and equipment	62,249	60,552
Total property and equipment, gross	119,388	116,108
Accumulated depreciation and amortization	(98,743)	(95,931)
Total property and equipment, net	$20,645	$20,177

Depreciation and amortization expense pertaining to property and equipment was $2.9 million for the three months ended March 31, 2019 and April 1, 2018, respectively.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangibles, net

	As of March 31, 2019			As of December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$59,799	$(57,085)	$2,714	$59,799	$(56,978)	$2,821
Customer contracts and relationships	56,800	(46,111)	10,689	56,800	(44,280)	12,520
Other	10,345	(8,690)	1,655	10,345	(8,540)	1,805
Total intangibles, net	$126,944	$(111,886)	$15,058	$126,944	$(109,798)	$17,146

Amortization of intangibles was $2.1 million for the three months ended March 31, 2019 and $2.2 million for the three months ended April 1, 2018.

As of March 31, 2019, estimated amortization expense related to finite-lived intangibles for the remaining years is as follows (in thousands):

2019 (remaining nine months)	$4,954
2020	6,205
2021	2,044
2022	527
2023	514
Thereafter	814
Total estimated amortization expense	$15,058

Other non-current assets

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Non-current deferred income taxes	$56,402	$57,557
Long-term investments	8,086	2,886
Other	6,753	6,990
Total other non-current assets	$71,241	$67,433

Other accrued liabilities

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Current operating lease liabilities	$10,599	$—
Sales and marketing	74,659	91,548
Warranty obligations	12,531	14,412
Sales returns	42,202	46,318
Freight and duty	5,268	10,586
Other	32,376	36,608
Total other accrued liabilities	$177,635	$199,472

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7.	Derivative Financial Instruments

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

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of March 31, 2019 and December 31, 2018 are summarized as follows:

Derivative Assets	Balance Sheet Location	March 31, 2019	December 31, 2018	Balance Sheet Location	March 31, 2019	December 31, 2018
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$841	$784	Other accrued liabilities	$140	$331
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	18	2	Other accrued liabilities	25	37
Total		$859	$786		$165	$368

Refer to Note 14. Fair Value Measurements, in Notes to Unaudited Condensed Consolidated Financial Statements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis on the unaudited condensed consolidated balance sheets.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative assets as of March 31, 2019 and December 31, 2018:

As of March 31, 2019				Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented on the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$429	$—	$429	$(110)	$—	$319
Bank of America	156	—	156	—	—	156
Wells Fargo	274	—	274	(55)	—	219
Total	$859	$—	$859	$(165)	$—	$694

As of December 31, 2018				Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented on the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$323	$—	$323	$(64)	$—	$259
Wells Fargo	463	—	463	(298)	—	165
Total	$786	$—	$786	$(362)	$—	$424

The following tables set forth the offsetting of derivative liabilities as of March 31, 2019 and December 31, 2018:

As of March 31, 2019				Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented on the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$110	$—	$110	$(110)	$—	$—
Wells Fargo	55	—	55	(55)	—	—
Total	$165	$—	$165	$(165)	$—	$—

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2018				Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented on the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$6	$—	$6	$—	$—	$6
Bank of America	64	—	64	(64)	—	—
Wells Fargo	298	—	298	(298)	—	—
Total	$368	$—	$368	$(362)	$—	$6

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

The effects of the Company's cash flow hedges on the unaudited condensed statements of operations for the three months ended March 31, 2019 and April 1, 2018 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Three Months Ended March 31, 2019
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$249,082	$167,074	$18,832	$35,855	$13,117
Gains (losses) on cash flow hedge	$414	$(2)	$(26)	$(69)	$(11)

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Three Months Ended April 1, 2018
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$245,201	$168,882	$21,191	$37,874	$15,761
Gains (losses) on cash flow hedge	$(1,702)	$6	$99	$230	$41

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through Other income (expense), net. Any subsequent changes in fair value of such derivative instruments also are reflected in

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the three months ended March 31, 2019 and April 1, 2018.

The pre-tax effects of the Company’s derivative instruments in OCI and the unaudited condensed consolidated statement of operations for the three months ended March 31, 2019 and April 1, 2018 are summarized as follows:

Derivatives Designated as Hedging Instruments	Three Months Ended March 31, 2019
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$329	Net revenue	$414
Foreign currency forward contracts	—	Cost of revenue	(2)
Foreign currency forward contracts	—	Research and development	(26)
Foreign currency forward contracts	—	Sales and marketing	(69)
Foreign currency forward contracts	—	General and administrative	(11)
Total	$329		$306
_________________________
(1) Refer to Note 11. Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Three Months Ended April 1, 2018
	Gains (Losses) Recognized in OCI - Effective Portion	Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion (1)
	(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$(634)	Net revenue	$(1,702)
Foreign currency forward contracts	—	Cost of revenue	6
Foreign currency forward contracts	—	Research and development	99
Foreign currency forward contracts	—	Sales and marketing	230
Foreign currency forward contracts	—	General and administrative	41
Total	$(634)		$(1,326)
_______________________
(1) Refer to Note 11. Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s non-designated hedge included in Other income (expense), net in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and April 1, 2018 are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended
		March 31, 2019	April 1, 2018
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$602	$(1,855)

Note 8.	Net Income Per Share

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
Net income per share for the three months ended March 31, 2019 and April 1, 2018 are as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands, except per share data)
Numerator:
Net income from continuing operations	$12,843	$1,018
Net income from discontinued operations	—	4,572
Net income	$12,843	$5,590

Denominator:
Weighted average common shares - basic	31,483	31,427
Potentially dilutive common share equivalent	1,391	1,233
Weighted average common shares - dilutive	32,874	32,660

Basic net income per share
Net income from continuing operations	$0.41	$0.03
Net income from discontinued operations	—	0.15
Net income	$0.41	$0.18

Diluted net income per share
Net income from continuing operations	$0.39	$0.03
Net income from discontinued operations	—	0.14
Net income	$0.39	$0.17

Anti-dilutive employee stock-based awards, excluded	507	773

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.	Income Taxes

The income tax provision (benefit) for the three months ended March 31, 2019 and April 1, 2018, was $2.2 million, or an effective tax rate of 14.7%, and $(86) thousand, or an effective tax rate of (9.2)%, respectively. The increase in the effective tax rate for the three months ended March 31, 2019, compared to the three months ended April 1, 2018, resulted primarily from higher pre-tax earnings compared to the three months ended April 1, 2018. The effective tax rate for the period ended March 31, 2019 included a one-time benefit related to the closing of the French tax audit whereas the period ended April 1, 2018 included  benefits from stock based compensation transactions accounted for as discrete benefits during the period.

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

Note 10.	Commitments and Contingencies

Leases

The Company leases office space, cars, distribution centers and equipment under operating leases, some of which are non-cancelable, with various expiration dates through December 2026. The terms of some of the Company’s office leases provide for rental payments on a graduated scale. Lease expense is recognized on a straight-line basis over the lease term. For further details, refer to Note 15. Leases.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company's purchase orders subject to acknowledgment from its suppliers. As of March 31, 2019, the Company had approximately $169.8 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Non-Trade Commitments

As of March 31, 2019, the Company had long term, non-cancellable purchase commitments of $17.4 million pertaining to non-trade activities.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warranty Obligations
Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, are as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Balance as of beginning of the period	$14,412	$44,068
Reclassified to sales returns upon adoption of ASC 606	—	(29,147)	*
Provision for warranty obligation made during the period	1,281	3,844
Settlements made during the period	(3,162)	(3,273)
Balance at end of period	$12,531	$15,492
________________________
* Upon adoption of ASC 606 on January 1, 2018, certain warranty reserve balances totaling $29.1 million were reclassified to sales returns as these liabilities are payable to the Company's customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2019.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2019.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employment Agreements

The Company has signed various change in control and severance agreements with key executives. Upon a termination without cause or resignation with good reason, executive officers would be entitled to (1) cash severance equal to the executive officer’s annual base salary, and, for the Chief Executive Officer, an additional amount equal to his target annual bonus, (2) 12 months of health benefits continuation and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control of the Company, executive officers would be entitled to (1) cash severance equal to a multiple (2x for the Chief Executive Officer and 1x for all other executive officers) of the sum of the executive officer’s annual base salary and target annual bonus, (2) a number of months (24 for the Chief Executive Officer and 12 for other executive officers) of health benefits continuation and (3) accelerated vesting of all outstanding, unvested equity awards. Severance will be conditioned upon the execution and non-revocation of a release of claims. The change in control and severance agreements will not provide for any excise tax gross ups. If the merger-related payments or benefits of the executive officer are subject to the 20% excise tax under Section 4999 of the tax code, then the executive officer will either receive all such payments and benefits subject to the excise tax or such payments and benefits will be reduced so that the excise tax does not apply, whichever approach yields the best after-tax outcome for the executive officer. The Company has no liabilities recorded for these agreements as of March 31, 2019.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The hearing for the validity of the tax assessment for 2007 was held on March 10, 2016 with the Provincial Tax Court who issued its decision in favor of the Company on April 7, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court and the Company has submitted its counter brief. The hearing was held on November 17, 2017 and the Company received a positive decision on December 11, 2017. On June 11, 2018, the Italian government filed its appeal brief with the Supreme Court, and the Company filed its counter brief on July 12, 2018 and awaits scheduling the hearing.

With respect to 2008 through 2010, the Company filed its appeal briefs with the Provincial Tax Court in October 2015 and the hearing for the validity of the tax assessments was held on April 21, 2016. A decision favorable to the Company was issued on May 12, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court. The Company filed its counter brief on February 5, 2017. The hearing was held on May 21, 2018, and the Company received a favorable decision on June 12, 2018. The decision has yet to be served to the Tax Office. The enactment of recent legislative actions that introduced a tax amnesty program (Law n.136/2018) had the effect of suspending the deadline to appeal the Court decision for nine months. Accordingly, this effectively extended the Tax Office deadline for filing its appeal from January 12, 2019 to November 19, 2019.

With respect to 2011 through 2012, the Company has filed its appeal brief on February 26, 2016 with the Provincial Tax Court to contest the relevant tax assessments. The hearing for suspension was held and the Request for Suspension of payment was granted. On October 13, 2016, the Company filed its final brief with the Provincial Tax Court. The hearing was held on October 24, 2016 and a decision favorable to the Company was issued by the Court. The Inland Revenue Agency appealed the decision before the Regional Tax Court. The Regional Tax Court heard the case on February 26, 2019 for both years and issued a decision favorable to the Company on March 11, 2019. The decision has not yet been served to the Tax Office. Once served, the Tax Office will have until October 14, 2019 to appeal the decision to the Supreme Court..

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

On February 6, 2015, the Company filed its motion to transfer venue from the Western District of Texas to the Northern District of California with the Court; on February 13, 2015, Via Vadis filed its opposition to the Company’s motion to transfer; and on February 20, 2015, the Company filed its reply brief on its motion to transfer. In early April 2015, the Company received the plaintiff’s infringement contentions, and on June 12, 2015, the defendants served invalidity contentions. On July 30, 2015,

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Court granted the Company’s motion to transfer venue to the Northern District of California. In addition, the Company learned that Amazon and Blizzard filed petitions for the inter partes reviews (“IPRs”) for the patents in suit. On October 30, 2015, the Company and Via Vadis filed a joint stipulation requesting that the Court vacate all deadlines and enter a stay of all proceedings in the case pending the Patent Trial and Appeal Board’s final non-appealable decision on the IPRs initiated by Amazon and Blizzard. On November 2, 2015, the Court granted the requested stay. On March 8, 2016, the Patent Trial and Appeal Board issued written decisions instituting the IPRs jointly filed by Amazon and Blizzard. In early March of 2017, The Patent Trial and Appeal Board (PTAB) issued various decisions regarding Amazon’s and Blizzard’s IPRs of the patents in suit. One of the IPRs of the '125 patent resulted in a finding by the PTAB that Amazon and Blizzard had had failed to show invalidity. The second IPR on the '125 patent, however, resulted in cancellation of all claims asserted in Via Vadis’s suit against the Company. Reissue '521 did not have any claims found invalid by the PTAB, and some dependent claims of the '680 patent survived the IPRs, and some claims of the '680 patent were canceled. Via Vadis has completed its appeal of the PTAB decisions on the IPRs, which were affirmed by the Federal Circuit. Meanwhile, the W.D. Texas Court issued a claim construction order finding the '680 patent indefinite. The parties in the W.D. of Texas case are seeking to lift the stay in their case. The Northern District of California case against the Company remains stayed.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Chrimar has 30 days from each Final Written Decision to seek a rehearing at the PTAB and 63 days from each to file an appeal. On April 26, 2018, the PTAB issued its decision invalidating all of the claims of the ‘760 patent challenged in the IPR. The PTAB’s reasoning was similar to the reasoning set forth in the PTAB’s previous decisions on the 012, 107 and 838 patents. The ‘760 patent claims were, however, amended by Chrimar during the pendency of the ‘760 IPR, and the PTAB did not rule on the validity of the amended claims, as they were not challenged in the original IPR Petitions (they couldn’t have been because the Chrimar amendments had not yet happened). On June 6, 2018, Chrimar's appeals on all 4 written decisions by the USPTO invalidating all challenged claims were consolidated. The parties have completed briefing the matter and are awaiting schedule for oral argument before the Federal Circuit.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Vivato v. NETGEAR, Inc.

On April 19, 2017, the Company was sued by XR Communications (d/b/a) Vivato (“Vivato”) in the United States District Court, Central District of California.

Based on its complaint, Vivato purports to be a research and development and product company in the WiFi area, but it appears that Vivato is not currently a manufacturer of commercial products. The three (3) patents that Vivato asserts against the Company are U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231. The ’296 and ’728 patents are entitled “Forced Beam Switching in Wireless Communication Systems Having Smart Antennas.” The ’231 patent is entitled “Wireless Packet Switched Communication Systems and Networks Using Adaptively Steered Antenna Arrays.” Vivato also has recently asserted the same patents in the Central District of California against D-Link, Ruckus, and Aruba, among others.

According to the complaint, the accused products include WiFi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the IEEE 802.11ac-2013 standard. The accused technology is standards-based, and more specifically, based on the transmit beamforming technology in the 802.11ac WiFi standard.

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

On March 20, 2018, the Company and other defendants in the various Vivato cases moved the Court to stay the case pending various IPRs filed on all of the patents in suit. Every asserted claim of all three patents-in-suit is now subject to challenge in IPRs that are pending before the U.S. Patent and Trial Appeal Board (“PTAB”). In particular, the Company, Belkin, and Ruckus are filing one set of IPRs on the three patents in suit; Cisco is filing another set of independent IPRs on the three patents in suit; and Aruba is filing yet another set of independent IPRs on the three patents in suit. On April 11, 2018, the Court granted the motion to stay pending filing of the IPRs. On May 3, 2018, the Company and other defendants filed their IPRs. The PTAB instituted the IPRs for the ’296 and ’728 patents, but not the ’231 patent from the Ruckus and Belkin set of petitions. However, the Cisco IPR for the ’231 patent was instituted. Vivato has proposed amendments to its claims and the parties are currently briefing the matter before the PTAB. The District Count case remains stayed.

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

On June 28, 2018, the Company and other defendants submitted invalidity contentions. The Company along with other defendants jointly filed IPRs challenging 3 of the patents in suit on July 18, 2018. On September 14, 2018, the Company and other defendants jointly filed a second set of IPRs with the USPTO challenging the remaining 6 patents asserted in the Amended Complaint. The USPTO has instituted IPRs on five of the patents-in-suit and the Company is awaiting institution decisions on the other four patents. The District Court case has been stayed pending outcome of the IPRs.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Fischer v. NETGEAR, Inc.

On June 4, 2018, Plaintiff Rob Fischer filed a purported class-action complaint in the Circuit Court of Cook County, Ill, alleging the Company’s Range Extender does not extend the range of a consumer’s WiFi network as shown in a diagram in a data sheet. On August 3, 2018, the Company filed a motion to dismiss the case and a hearing was held on November 29, 2018, where the motion was denied. The Company filed its Answer on December 27, 2018. The parties are conducting routine discovery.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Modern Telecom Systems (MTS) v. NETGEAR, Inc.

On August 3, 2018, Plaintiff MTS filed a patent infringement lawsuit against NETGEAR in the District of Delaware. MTS accuses all of NETGEAR’s routers that are compliant with those 802.11 standards of infringing U.S. Patent No. 6,504,886 (“the ’886 Patent”), and specifically identifies NETGEAR’s Nighthawk X10 Smart WiFi Router. The Company filed its Answer on January 4, 2019.

The Company’s case was consolidated with ARRIS / Ruckus and Brother. In March 2019, the Company joined a motion for judgment on the pleadings that the patent-in-suit is invalid under Section 101 led by Arris.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Mentone Solutions v. NETGEAR, Inc.

On October 31, 2018, Mentone Solutions LLC filed a patent infringement suit against the Company in the District of Delaware, alleging infringement of U.S. Patent No. 6,952,413 (the ’413 patent). Mentone alleges NETGEAR’s LTE Modem LB2120 device, and in particular the device’s dual carrier HSPA+ (“DC-HSPA+”) capability infringes the ’413 patent. The Company filed its Answer on February 21, 2019.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

John Pham v. Arlo Technologies, Inc., NETGEAR Inc., et al., and other related actions

On January 9, 2019 and January 10, 2019, February 1, 2019 and February 8, 2019, the Company was sued in four separate securities class action suits in Superior Court of California, County of Santa Clara, along with Arlo Technologies, individuals, and underwriters involved in the spin-off of Arlo. Two more similar state actions have been filed against Arlo Technologies Inc. et al.. In total, six putative class action complaints have now been filed in California state court in Santa Clara County.  The Company is named as a defendant in five of the six lawsuits.  The complaints generally allege that Arlo’s IPO materials contained false and misleading statements, hiding problems with Arlo’s Ultra product.  These claims are styled as violations of Sections 11, 12(a), and 15 of the Securities Act of 1933.

There is also a putative class action pending in federal court in the Northern District of California, on behalf of the same class of plaintiffs, making very similar claims.  The Company is not presently named in the federal action. Defendants are planning to file motions to stay the state court actions in deference to the federal court action.  There will be a hearing in state court on April 26, 2019, where the court will consider whether to consolidate the six lawsuits and appoint a “lead plaintiff.”  The Company is opposing the appointment of a lead plaintiff in the state court actions.  There will be another hearing on May 31, 2019 to consider defendants’ motions to stay the state court cases.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Note 11.	Stockholders' Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of March 31, 2019, 1.0 million shares remained authorized for repurchase under the repurchase program. The Company repurchased, reported based on trade date, 0.4 million shares of common stock at a cost of $15.0 million under the repurchase authorization during the three months ended March 31, 2019. The Company did not repurchase any shares of common stock under the authorizations during the three months ended April 1, 2018.

The Company repurchased, as reported based on trade date, approximately 89,000 shares of common stock at a cost of $3.3 million to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended March 31, 2019. Similarly, during the three months ended April 1, 2018, the Company repurchased, as reported based on trade date, approximately 38,000 shares of common stock at a cost of $2.3 million to facilitate tax withholding for RSUs.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component for the three months ended March 31, 2019 and April 1, 2018:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2018	$(18)	$(8)	$11	$(15)
Other comprehensive income (loss) before reclassifications	15	329	(73)	271
Less: Amount reclassified from accumulated other comprehensive income	—	306	(64)	242
Net current period other comprehensive income (loss)	15	23	(9)	29
Balance as of March 31, 2019	$(3)	$15	$2	$14

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2017	$(146)	$(838)	$133	$(851)
Other comprehensive loss before reclassifications	(38)	(1,500)	388	(1,150)
Less: Amount reclassified from accumulated other comprehensive income	—	(2,192)	460	(1,732)
Net current period other comprehensive income (loss)	(38)	692	(72)	582
Balance as of April 1, 2018	$(184)	$(146)	$61	$(269)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2019 and April 1, 2018:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2019
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$414	Net revenue
Foreign currency forward contracts	(2)	Cost of revenue
Foreign currency forward contracts	(26)	Research and development
Foreign currency forward contracts	(69)	Sales and marketing
Foreign currency forward contracts	(11)	General and administrative
	306	Total from continuing operations before tax
	(64)	Tax impact from continuing operations
	242	Total, from continuing operations net of tax
	—	Total, from discontinued operations net of tax
	$242	Total, net of tax

Details about Accumulated Other Comprehensive Income Components	Three Months Ended April 1, 2018
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$(1,702)	Net revenue
Foreign currency forward contracts	6	Cost of revenue
Foreign currency forward contracts	99	Research and development
Foreign currency forward contracts	230	Sales and marketing
Foreign currency forward contracts	41	General and administrative
	(1,326)	Total from continuing operations before tax
	278	Tax impact from continuing operations
	(1,048)	Total, from continuing operations net of tax
	(684)	Total, from discontinued operations net of tax
	$(1,732)	Total, net of tax

Note 12.	Employee Benefit Plans

The Company grants options and RSUs under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Award vesting periods for this plan are generally four years. In January 2019, the Company received the approval from its Compensation Committee to increase the number of shares that the Company may issue under the 2016 plan to a new total of 3.1 million shares, pursuant to the adjustment provisions of the 2016 Plan as a result of the Distribution. As of March 31, 2019, approximately 3.0 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

offering period is generally six-months. As of March 31, 2019, approximately 0.7 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity during the three months ended March 31, 2019 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	1,969	$25.30
Exercised	(100)	$20.76
Outstanding as of March 31, 2019	1,869	$25.54

RSU Activity

RSU activity during the three months ended March 31, 2019 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	1,627	$34.31
Granted	25	$39.36
Vested	(255)	$34.65
Cancelled	(12)	$34.77
Outstanding as of March 31, 2019	1,385	$34.33

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below sets forth the weighted average assumptions used to estimate the fair value of option grants and purchase rights granted under the ESPP during the three months ended March 31, 2019 and April 1, 2018.

	Three Months Ended
	Stock Options		ESPP
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Expected life (in years)	N/A	4.4	0.5	0.5
Risk-free interest rate	N/A	2.32%	2.49%	1.81%
Expected volatility	N/A	30.9%	42.6%	37.1%
Dividend yield	N/A	—	—	—
The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Cost of revenue	$668	$563
Research and development	1,192	1,012
Sales and marketing	2,041	2,205
General and administrative	2,557	3,084
Total stock-based compensation	$6,458	$6,864

As of March 31, 2019, $7.4 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years. $41.1 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.3 years.

Note 13.	Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM and operates and reports in two segments: Connected Home, and SMB:

•
Connected Home: Focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions, 4G/5G mobile products, and smart devices such as Orbi Voice smart speakers and Meural digital canvasses; and

•
SMB: Focused on small and medium-sized businesses and consists of business networking, storage, wireless LAN and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price.

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

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, separation expense, restructuring and other charges, interest income and other income (expense), net. The CODM does not evaluate operating segments using discrete asset information.

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands, except percentage data)
Net revenue:
Connected Home	$169,365	$174,315
SMB	79,717	70,886
Total net revenue	$249,082	$245,201
Contribution income:
Connected Home	$19,119	$16,212
Contribution margin	11.3%	9.3%
SMB	$22,685	$16,522
Contribution margin	28.5%	23.3%
Total segment contribution income	$41,804	$32,734
Corporate and unallocated costs	(19,132)	(22,298)
Amortization of intangibles (1)	(2,010)	(2,079)
Stock-based compensation expense	(6,458)	(6,864)
Separation expense	(264)	—
Restructuring and other charges	68	9
Interest income	701	748
Other income (expense), net	341	(1,318)
Income before income taxes	$15,050	$932
_________________________

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.

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

The following table shows net revenue by geography for the periods indicated:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
United States (U.S.)	$145,791	$157,146
Americas (excluding U.S.)	2,238	2,866
EMEA	56,963	47,434
APAC	44,090	37,755
Total net revenue	$249,082	$245,201

Long-lived assets by Geographic Region
Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations:

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
United States	$5,757	$4,993
Canada	3,882	4,359
EMEA	148	95
China	7,748	7,652
APAC (excluding China)	3,110	3,078
Total property and equipment, net	$20,645	$20,177

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14.	Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

	As of March 31, 2019
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$27,637	$27,637	$—	$—
Available-for-sale debt investments: U.S. treasuries (1)	23,470	—	23,470	—
Available-for-sale investments: certificates of deposit (1)	151	—	151	—
Trading securities: mutual funds (1)	3,351	3,351	—	—
Foreign currency forward contracts (2)	859	—	859	—
Total assets measured at fair value	$55,468	$30,988	$24,480	$—
Liabilities:
Foreign currency forward contracts (3)	$165	$—	$165	$—
Contingent considerations (4)	5,953	—	—	5,953
Total liabilities measured at fair value	$6,118	$—	$165	$5,953
_________________________

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

(3)	Included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

(4)
Included in Other non-current accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Meural that is contingent upon the achievement of certain technical and service revenue milestones. Refer to Note 5. Business Acquisition, regarding detailed disclosures on the determination of fair value of the contingent consideration.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	As of December 31, 2018
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$22,573	$22,573	$—	$—
Available-for-sale debt investments: U.S. treasuries (1)	70,314	—	70,314	—
Available-for-sale investments: certificates of deposit (1)	149	—	149	—
Trading securities: mutual funds (1)	2,854	2,854	—	—
Foreign currency forward contracts (2)	786	—	786	—
Total assets measured at fair value	$96,676	$25,427	$71,249	$—
Liabilities:
Foreign currency forward contracts (3)	$368	$—	$368	$—
Contingent considerations (4)	5,953	—	—	5,953
Total liabilities measured at fair value	$6,321	$—	$368	$5,953
_________________________

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

(3)	Included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

(4)
Included in Other non-current accrued liabilities on the Company’s consolidated balance sheets. The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Meural that is contingent upon the achievement of certain technical and service revenue milestones. Refer to Note 5. Business Acquisition, regarding detailed disclosures on the determination of fair value of the contingent consideration.

The Company’s investments in cash equivalents and trading securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company’s available-for-sale investments are classified within Level 2 of the fair value hierarchy because they are valued based on readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of March 31, 2019 and December 31, 2018, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company's contingent considerations resulting from acquisitions are classified within Level 3 of the fair value hierarchy as the valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 15.	Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other accrued liabilities, and operating lease liabilities on our unaudited condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain office leases, the Company accounts for the lease and non-lease components as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Generally the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company's incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The Company's lease arrangements comprise of operating leases for office space, cars, distribution centers and equipment. The leases have remaining lease terms of 1 year to 10 years, some of which include options to extend for up to a further 5 years, and some of which include options to terminate prior to completion of the contractual lease term with or without penalties. The Company determines the duration of the lease arrangement giving thought to whether or not it is reasonably certain that the Company will exercise options to extend or terminate the lease arrangement ahead of its contractual term. The leases do not contain any material residual value guarantees.

The components of lease costs were as follows:

As of March 31, 2019
(in thousands)
Operating lease cost (1) (2)	$3,348
(1) Includes short-term lease cost, which is immaterial.
(2) Included in cost of revenue, sales and marketing, research and development and general and administration in the Company’s unaudited condensed statement of operations.

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$3,038

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$577

Supplemental balance sheet information related to leases was as follows:

As of March 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	4.9

Weighted Average Discount Rate
Operating leases	3.8%

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2019, maturity analysis of operating lease liabilities were as follows (in thousands):

Operating Lease
2019 (remaining nine months)	$8,880
2020	10,153
2021	7,981
2022	6,972
2023	4,507
Thereafter	7,713
Total lease payments	46,206
Less imputed interest	(4,093)
Total	$42,113

As of December 31, 2018, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Leases (1)
2019	$11,900
2020	9,986
2021	7,785
2022	6,856
2023	4,478
Thereafter	7,725
Total future minimum lease payments	$48,730
(1) Amounts are based on ASC 840 Leases that was superseded upon the adoption of ASC 842 Leases on January 1, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Executive Overview

We are a global company that delivers innovative networking and Internet connected products to consumers and businesses. Our products are built on a variety of proven technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Our product line consists of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as smart digital canvasses. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which our products are sold.

On December 31, 2018, we completed the Spin-Off of Arlo Technologies, Inc. (“Arlo”), a majority owned subsidiary and reporting segment of NETGEAR. Arlo’s historical financial results for periods prior to the Spin-Off are reflected in our unaudited condensed consolidated financial statements as discontinued operations. For further detail, refer to Note 4. Discontinued Operations, Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Report on Form 10-Q.

We operate and report in two segments: Connected Home, and Small and Medium Business ("SMB"). We believe that this structure reflects our current operational and financial management, and provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions, 4G/5G mobile products, and smart devices such as Orbi Voice smart speakers and Meural digital canvasses. The SMB segment is focused on small and medium-sized businesses and consists of business networking, storage, wireless LAN and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”).

The markets in which all of our segments operate are intensely competitive and subject to rapid technological change. We believe that the principal competitive factors in the consumer and small and medium business markets for networking products include product breadth, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, security, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and subscription services, enhancing our current products, expanding our channels and maintaining customer satisfaction worldwide. Among these investments is an enhanced focus on cybersecurity relating to our products and systems, as the threat of cyber-attacks and exploitation of potential security vulnerabilities in our industry is on the rise and is increasingly a significant consumer concern.

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Wal-Mart, Staples, Office Depot, Target, FNAC (Europe), MediaMarkt (Europe), Darty (France), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com worldwide, Newegg.com (US), JD.com and Alibaba (China), as well as Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, D&H and Tech Data. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. We expect this trend will continue in the foreseeable future.

During the three months ended March 31, 2019, we experienced a $3.9 million increase in net revenue and income from operations increased $12.5 million compared to the prior year period. The increase in net revenue was attributable to the performance of our SMB segment which saw a net revenue increase of 12.5%, partially offset by a decline in the Connected Home segment of 2.8%. SMB experienced an increase in net revenue mainly due to the growth in switch products. The decrease in Connected Home net revenue was primarily due to lower net revenue of mobile and home wireless products, partially offset by an increase in net revenue of broadband modem and gateway products. The decline in mobile net revenue was as a result of lower sales to service provider customers while the decline in home wireless products was mainly due to a decline in

802.11ac (“AC”) router products. Operating expenses decreased $6.8 million in the three months ended March 31, 2019 compared to the prior year period as a result of decreased spending in general and administrative of $2.5 million, research and development of $2.3 million and sales and marketing of $2.0 million. The fall in operating expenses, along with higher revenue and gross profit achievement, resulted in an overall increase in income from operations compared to the prior year period.

On a geographic basis, net revenue increased in the EMEA and APAC by $9.5 million and $6.3 million, respectively, and declined in Americas by $12.0 million in the three months ended March 31, 2019 as compared to the prior year period. The increase in EMEA was primarily driven by increased net revenue from our switch, mobile and home wireless products. The increase in APAC was primarily attributable to increased net revenue of our broadband modem and gateway, mobile and switch products. The decrease in Americas net revenue was primarily driven by lower net revenue of our mobile and home wireless products, partially offset by increased net revenue of switch products.

Looking forward with respect to our Connected Home segment, we expect to increase marketing spending in the second quarter to increase awareness and adoption of our 802.11ax (“WiFi 6”) products. We believe the increased marketing is necessary as we seek to reverse declines observed in the North American consumer WiFi market in the first quarter of 2019 and capitalize on the technological inflection point of WiFi 6 through accelerated adoption of WiFi 6 products. In addition, we expect service provider net revenue to be approximately $25 million in the second quarter of fiscal 2019 before returning to $35 million to $40 million a quarter for the remainder of the year. We expect growth in our SMB segment driven by sales of our 10Gig, PoE, PoE+, web-managed and app-managed switches, and ProAV switches. We expect the year over year growth rate experienced in the first quarter of fiscal 2019 to moderate and are targeting mid-single digit growth for the full year.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019, with the comparable reporting period in the preceding year.

	Three Months Ended
	March 31, 2019		April 1, 2018
	(In thousands, except percentage data)
Net revenue	$249,082	100.0%	$245,201	100.0%
Cost of revenue	167,074	67.1%	168,882	68.9%
Gross profit	82,008	32.9%	76,319	31.1%
Operating expenses:
Research and development	18,832	7.6%	21,191	8.6%
Sales and marketing	35,855	14.3%	37,874	15.5%
General and administrative	13,117	5.3%	15,761	6.4%
Separation expense	264	0.1%	—	—%
Restructuring and other charges	(68)	0.0%	(9)	(0.0)%
Total operating expenses	68,000	27.3%	74,817	30.5%
Income from operations	14,008	5.6%	1,502	0.6%
Interest income	701	0.3%	748	0.3%
Other income (expense), net	341	0.1%	(1,318)	(0.5)%
Income before income taxes	15,050	6.0%	932	0.4%
Provision (benefit) for income taxes	2,207	0.8%	(86)	(0.0)%
Net income from continuing operations	$12,843	5.2%	$1,018	0.4%

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

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
Americas	$148,029	(7.5)%	$160,012
Percentage of net revenue	59.4%		65.3%
EMEA	$56,963	20.1%	$47,434
Percentage of net revenue	22.9%		19.3%
APAC	$44,090	16.8%	$37,755
Percentage of net revenue	17.7%		15.4%
Total net revenue	$249,082	1.6%	$245,201
Americas

The decrease in Americas net revenue in the three months ended March 31, 2019, compared to the prior year period, was primarily driven by lower net revenue of our mobile and home wireless products in the Connected Home segment, partially offset by increased net revenue from switch products in the SMB segment. Net revenue from mobile products declined $12.3 million compared to the prior year comparative quarter, mainly due to lower sales to service provider customers. Net revenue from home wireless products declined $7.6 million as we observed a contraction in the consumer WiFi market compared to the prior year period. The declines in mobile and home wireless product net revenue resulted in Connected Home net revenue falling compared to the prior year period by 11.9%. SMB net revenue increased by 10.9% compared to the prior year period entirely driven by increased net revenue from switch products.

EMEA

EMEA net revenue increased in the three months ended March 31, 2019, compared to the prior year period, primarily driven by increased net revenue from our mobile, home wireless and switch products. We saw an increase in order volume from our UK customers in the lead up to the United Kingdom’s originally scheduled departure from the European Union on March 29, 2019 subsequently delayed until October 31, 2019. In addition, net revenue from service providers increased by $3.4 million compared to the prior year period. Connected Home and SMB net revenue increased by 22.3% and 18.4%, respectively.

APAC

APAC net revenue increased by $6.3 million in the three months ended March 31, 2019, compared to the prior year period. The increase was primarily attributable to increased net revenue of our broadband modem and gateway, mobile and switch products. The increase in broadband modem and gateway and mobile products was primarily as a result of net revenue from sales to service providers increasing compared to the prior year period. Connected Home and SMB net revenue increased by 23.6% and 4.6%, respectively, mainly due to growth in the aforementioned product categories.

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

We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight and duty/tariffs, conversion costs, charges for excess or obsolete inventory and amortization of acquired intangibles. The following table presents costs of revenue and gross margin, for the periods indicated:

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
Cost of revenue	$167,074	(1.1)%	$168,882
Gross margin	32.9%		31.1%

Cost of revenue decreased slightly for the three months ended March 31, 2019 while the net revenue increased by 1.6%, compared to the prior year period, mainly driven by the decreased expense relating to warranty.

Gross margin increased for the three months ended March 31, 2019 compared to the prior year period, primarily due to lower provisions for sales returns and warranty, partially offset by higher provisions for channel promotion activities.

We expect gross margin percentage for fiscal 2019 to be in line with the prior year. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; import customs duties and imposed tariffs; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service provider customers. We expect that revenue derived from paid subscription service plans will increase in the future, which may have a positive impact on our gross margin. From time to time, however, we may experience fluctuations in our gross margin as a result of the factors discussed above.

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

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
Research and development expense	$18,832	(11.1)%	$21,191

Research and development expense decreased for the three months ended March 31, 2019, compared to the prior year period, mainly due to decreases of $1.9 million in IT and facility allocations and $0.8 million in engineering projects and outside professional services, partially offset by an increase of $0.4 million in personnel-related expenditures. Research and development headcount increased from 263 as of April 1, 2018 to 275 as of March 31, 2019. The increase in research and development headcount was driven in part by the acquisition of Meural in the Connected Home segment.
We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services to combat competitive pressures. We continue to invest in research and development to grow our cloud platform capabilities, and connected home products portfolio including services and mobile applications, expand our 10Gig, PoE, web-managed and app-managed and Pro-AV switch products, and develop innovative WiFi and 4G/5G mobile Advanced and 5G coverage solutions. For the remainder of fiscal 2019, we expect research and development expenses to increase in absolute dollars as we allocate resources to help accelerate growth in key strategic areas such as the development of our WiFi 6 product portfolio as well as service offerings. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
Sales and marketing expense	$35,855	(5.3)%	$37,874

Sales and marketing expense decreased for the three months ended March 31, 2019, compared to the prior year period, due to decreases in personnel-related expenditures of $2.1 million. Headcount decreased from 324 employees as of April 1, 2018 to 297 employees as of March 31, 2019. The fall in headcount was primarily associated with restructuring activities initiated in the fourth quarter of 2018.

We expect our sales and marketing expense to be in line or slightly increase in absolute dollars for the remainder of fiscal year 2019, as we continue to invest in brand marketing to strengthen our competitive position in fast growing product categories. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of net revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
General and administrative expense	$13,117	(16.8)%	$15,761

General and administrative expense decreased for the three months ended March 31, 2019, compared to the prior year period, primarily due to declines of $1.6 million in personnel-related expenditures and $0.5 million in legal and professional services. Headcount decreased from 180 employees as of April 1, 2018 to 145 employees as of March 31, 2019. The fall in headcount was primarily attributable to the separation of the Arlo business as a number of NETGEAR employees were transferred to Arlo Technologies and were not subsequently replaced.
We expect our general and administrative expenses to be in line or slightly increase in absolute dollars for the remainder of fiscal year 2019. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 10. Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net for the periods indicated:

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
Interest income	$701	(6.3)%	$748
Other income (expense), net	341	**	(1,318)
Total	$1,042	**	$(570)
**Percentage change not meaningful.

Interest income decreased slightly for the three months ended March 31, 2019, compared to the prior year period, mainly due to average short-term investment balances being lower than the prior year period.

Other income (expense), net increased for the three months ended March 31, 2019 compared to the prior year period. In the three months ended April 1, 2018, we incurred an impairment charge of $1.4 million pertaining to a long-term investment. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three months ended March 31, 2019. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 7. Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
Provision (benefit) for income taxes	$2,207	**	$(86)
Effective tax rate	14.7%		(9.2)%
**Percentage change not meaningful.

The increase in the effective tax rate for the three months ended March 31, 2019, compared to the three months ended April 1, 2018, resulted primarily from higher pre-tax earnings compared to the three months ended April 1, 2018. The effective tax rate for the period ended March 31, 2019 included a one-time benefit related to the closing of the French tax audit whereas the period ended April 1, 2018 included  benefits from stock based compensation transactions accounted for as discrete benefits during the period.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 13. Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Connected Home

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(in thousands, except percentage data)
Net revenue	$169,365	(2.8)%	$174,315
Percentage of total net revenue	68.0%		71.1%
Contribution income	$19,119	17.9%	$16,212
Contribution margin	11.3%		9.3%

The decrease in Connected Home segment net revenue for the three months ended March 31, 2019, compared to the prior year period, was primarily due to lower net revenue from our mobile and home wireless products, partially offset by increased net revenue of broadband modem and gateway products. Net revenue from mobile products declined $8.4 million compared to the prior year period, mainly due to lower sales to service provider customers. Net revenue from home wireless products declined $4.3 million mainly due to declines in AC products sales, partially offset by growth in WiFi systems and gaming routers. On a geographic basis, we experienced a decline of 11.9% in the Americas, partially offset by growth of 22.3% and 23.6% in EMEA and APAC, respectively. The decline in Americas was driven by a combination of lower net revenue from service providers and a contraction of the consumer home WiFi market.

Contribution income increased for the three months ended March 31, 2019, compared to the prior year period, primarily attributable to higher gross profit attainment and lower operating expenses as a proportion of net revenue.

SMB

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(in thousands, except percentage data)
Net revenue	$79,717	12.5%	$70,886
Percentage of total net revenue	32.0%		28.9%
Contribution income	$22,685	37.3%	$16,522
Contribution margin	28.5%		23.3%

SMB segment net revenue increased for the three months ended March 31, 2019, compared to the prior year period, primarily due to increased net revenue from switch and SMB wireless products. The increase in net revenue on a year over year basis was driven in part by new product introductions and lower provisions for sales returns. On a geographic basis, we experienced growth in all regions.

Contribution income increased for the three months ended March 31, 2019, compared to the prior year period, primarily as a result of the increased net revenue and lower operating expenditures.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments, and cash generated from operations. Our cash equivalents and short-term investments are comprised primarily of money-market funds, U.S. treasury securities, and certificates of deposits. As of March 31, 2019, we had cash, cash equivalents and short-term investments totaling $212.7 million. Our cash and cash equivalents balance decreased from $201.0 million as of December 31, 2018 to $185.7 million as of March 31, 2019. Our short-term investments, which represent the investment of funds available for current operations, decreased from $73.3 million as of December 31, 2018 to $27.0 million as of March 31, 2019.

As of March 31, 2019, 52% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the US, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

The following table presents our cash flows for the periods presented.

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Cash provided by (used in):
Continuing operating activities	$(37,193)	$22,883
Continuing investing activities	35,841	(3,034)
Continuing financing activities	(14,015)	2,373
Net increase in cash and cash equivalents from discontinued operations	—	33,703
Net cash increase (decrease)	$(15,367)	$55,925

Continuing operating activities

Net cash used in operating activities was $37.2 million for the three months ended March 31, 2019 compared to $22.9 million of net cash provided by operating activities in the prior year period, primarily due to a net cash outflow from working capital movements, partially offset by higher net income. The net cash outflow from working capital movements was driven in part by increased payments associated with inventory to support our manufacturing migration to mitigate imposed tariffs, and increased days sales outstanding ("DSO") due to timing of shipments.

Our DSO slightly decreased to 95 days as of March 31, 2019 as compared to 97 days as of December 31, 2018. Our accounts payable decreased from $139.7 million as of December 31, 2018 to $69.3 million as of March 31, 2019, primarily as a result of timing of payments associated with inventory to support our manufacturing migration as mentioned above. Inventory decreased from $243.9 million as of December 31, 2018 to $236.1 million as of March 31, 2019. Ending inventory turns were 2.8 in the three months ended March 31, 2019 down from 3.3 turns in the three months ended December 31, 2018.

Continuing investing activities

Net cash provided by investing activities was $35.8 million for the three months ended March 31, 2019 compared to net cash used of $3.0 million in the prior year period, primarily due to lower purchase of short-term investments along with higher proceeds from maturities of short-term investments, partially offset by increased capital expenditures and long-term investments.

Continuing financing activities

Net cash used in financing activities was $14.0 million in the three months ended March 31, 2019 compared to $2.4 million of net cash provided by financing activities in the prior year period. The change in the financing activities was primarily attributable to increased repurchases of our common stock.

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of March 31, 2019, 1.0 million shares remained authorized for repurchase under the repurchase program. During the three months ended March 31, 2019, we repurchased and retired, reported based on trade date, 0.4 million shares of common stock at a cost of $15.0 million. During the three months ended April 1, 2018, we did not repurchase any shares of common stock under the authorizations. During the three months ended March 31, 2019 and April 1, 2018, we also repurchased and retired, reported based on trade date, approximately 89,000 and 38,000 shares of common stock, and at a cost of $3.3 million and $2.3 million, respectively, to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. For a detailed discussion of our common stock repurchases, refer to Note 11. Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Contractual Obligations
There have been no material changes during the three months ended March 31, 2019 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
We lease office space, cars, distribution centers and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. Lease expense is recognized on a straight-line basis over the lease term. Refer to Note 15. Leases, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for the updated accounting policy for leases upon the adoption of ASU 2016-02, "Leases" (Topic 842) as of January 1, 2019 and details on our leases. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.
We have entered into various master purchase agreements for inventory with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements the commitments are governed by the commercial terms on our purchase orders subject to acknowledgment from our suppliers. As of March 31, 2019, we had approximately $169.8 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

As of March 31, 2019, we had long term, non-cancellable purchase commitments of $17.4 million pertaining to non-trade activities.

As of March 31, 2019, we had an estimated long term liability of $6.5 million related to a one-time transaction tax that resulted from the passage of the Tax Act.
As of March 31, 2019, we had $13.9 million of gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months is approximately $0.8 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2018. Refer to Note 15. Leases, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for the updated accounting policy on leases upon the adoption of ASU 2016-02, "Leases" (Topic 842) as of January 1, 2019.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Report on Form 10-Q, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which are hereby incorporated by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2019, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Changes in Internal Control over Financial Reporting

Other than certain controls implemented in connection with adoption of the lease accounting standard (Topic 842), there have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 10. Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2019.

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

•	introductions of new technologies and changes in consumer preferences that result in either unanticipated or unexpectedly rapid product category shifts;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, smart home, home electronics and related technology markets;

•	seasonal shifts in end market demand for our products, particularly in our Connected Home business segment;

•	delays in the introduction of new products by us or market acceptance of these products;

•	increases in expenses related to the development, introduction and marketing of new products that adversely impact our margins;

•	unanticipated decreases or delays in purchases of our products by our significant traditional and online retail customers;

•	component supply constraints or sudden, unforeseen price increases from our vendors;

•	unanticipated increases in costs, including air freight, associated with shipping and delivery of our products;

•
discovery or exploitation of security vulnerabilities in our products, services or systems, leading to negative publicity, decreased demand or potential liability, including potential breach of our customers' data privacy or disruption of the continuous operation of our cloud infrastructure and our products;

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

•	terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	litigation involving alleged patent infringement, consumer class actions, securities class actions or other claims that could negatively impact our reputation, brand, business and financial condition;

•	epidemic or widespread product failure, performance problems or unanticipated safety issues in one or more of our products that could negatively impact our reputation, brand and business;

•	any changes in accounting rules, including the potential impact of our adoption of new revenue recognition standards;

•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	failure to effectively manage our third party customer support partners, which may result in customer complaints and/or harm to the NETGEAR brand;

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the consumer market include ARRIS, ASUS, AVM, Devolo, D-Link, Eero (owned by Amazon), Google, Linksys (owned by Foxconn), Samsung, Synology, Symantec, TP-Link and Western Digital. Our principal competitors in the business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, QNAP Systems, Seagate Technology, SonicWall, Synology, TP-Link, Ubiquiti, WatchGuard and Western Digital. Our principal competitors in the service provider market include Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero (owned by Amazon), Franklin, Google, Hitron, Huawei, Novatel Wireless, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and Zyxel. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including Apple, LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. Certain of our significant competitors also serve as key sales and marketing channels for our products, potentially giving these competitors a marketplace advantage based on their knowledge of our business activities and/or their ability to negatively influence our sales opportunities. For example, Amazon provides an important sales channel for our products, and it recently acquired Eero, one of our competitors in the mesh WiFi systems product category. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources, but may be more nimble in developing new or disruptive technology or in entering new markets. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors in the service provider and retail spaces price their products significantly below our product costs in order to gain market share. Certain substantial competitors have business models that are more focused on customer acquisition and access to customer data rather than on financial return from product sales, and these competitors have the ability to provide sustained price competition to many of our products in the market. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution which we may not have. These companies could devote more capital resources to develop, manufacture and market competing products than we could. Our competitors may acquire other companies in the market and leverage combined resources to gain market share. In some instances, our competitors may be acquired by larger companies with additional formidable resources, such as the recent purchase of ARRIS by CommScope and Eero by Amazon. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

*If we fail to continue to introduce or acquire new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net revenue and gross margins.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, and manufacture and sell products that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors' products, we must continue to increase our focus and capital investment in research and development, including software development. For example, we have committed a substantial amount of resources to the development, manufacture, marketing and sale of our Nighthawk home networking products and Orbi WiFi system, and to introducing additional and improved models in these lines. If these products do not continue to maintain or achieve widespread market acceptance, or if we are unsuccessful in capitalizing on other smart home market opportunities, our future growth may be slowed and our financial results could be harmed. Also, as the mix of our business increasingly includes new products and services that require additional investment, this shift may adversely impact our margins, at least in the near-term. For example, we are making significant investments in the development and introduction of our new WiFi 6 products, including marketing efforts to build awareness of the benefits of this next-generation WiFi standard, and we expect these efforts to adversely impact our margins in the first half of 2019. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc., Amazon.com, Inc. and their affiliates, wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation, and service providers, such as AT&T. We expect that a significant portion of our net revenue will continue to come from sales to a small number of customers for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of customers fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these customers. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our customers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major customers reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. Furthermore, some of our customers are also our competitors in certain product categories, which could negatively influence their purchasing decisions. For example, Amazon recently acquired Eero, one of our competitors in the mesh WiFi systems product category. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed.

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

The U.S. government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, a number of countries. In particular, while China currently enjoys “most favored nation” trading status with the United States, the U.S. government has proposed to revoke that status and has implemented tariffs on a significant number of products manufactured in China. For example, a 10% tariff has already taken effect on certain products imported into the United States beginning on September 24, 2018. A previously scheduled increase in this tariff rate to 25% has been postponed, pending ongoing negotiations between the U.S. government and China. Moreover, the current U.S. administration has indicated that it is considering expanding these tariffs to additional products imported from China. Our analysis of our supply chain, manufacturing processes and product compositions is ongoing, but our review to date indicates that some of our products are affected by these tariffs. Although we have been working closely with our manufacturing partners to implement ways to mitigate the impact of these tariffs on our supply chain as promptly as reasonably practicable, including shifting production outside of China, these efforts may disrupt our operations, may not be completely successful and may result in higher long-term manufacturing costs. As a result, we may be required to raise our prices on certain products, which could result in the loss of customers and harm to our market share, competitive position and operating performance.

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

Our future success depends in large part upon the continued services of our key technical, engineering, sales, marketing, finance and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key engineering, research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long-term succession plan. As a result, if we suffer the loss of services of any key executive, our long-term business results may be harmed. While we believe that we have mitigated some of the business execution and business continuity risk with our organization into two business segments with separate leadership teams, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel. In addition, because we do not have a formal long-

term succession plan, we may not be able to have the proper personnel in place to effectively execute our long term business strategy if Mr. Lo or other key personnel retire, resign or are otherwise terminated.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries, have either changed or are considering changes to their tax laws. These changes are largely punitive to U.S. multinational corporations. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Additionally, new provisions were added to mitigate the potential erosion of the U.S. tax base and to discourage use of low tax jurisdictions to own intellectual property and other valuable intangible assets. The Company completed its analysis of the impact of U.S. Tax reform and has finalized all estimates previously considered provisional under Staff Accounting Bulletin 118 in the fourth quarter of 2018. The changes in tax law under the Tax Act are complex and regulations governing the implementation continue to be issued. While the Company believes it has correctly accounted for the impact of the Tax Act, guidance continues to be issued and may differ from our interpretation based on existing facts and circumstances. We urge our stockholders to consult with their legal and tax advisors with respect to the legislation and potential tax consequences of investing in our stock.

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

We received notice from the French Tax Administration on December 21, 2017 of their intent to audit our 2015 and 2016 tax filings for corporate income tax and value-added taxes. We received notification of final assessment of tax on January 11, 2019. We have agreed to these changes, none of which were material.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 41% of overall net revenue in the first quarter of 2019 and approximately 35% of overall net revenue in fiscal 2018. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Our operations are routinely subject to audit by tax authorities in various countries. Many countries have indirect tax systems where the sale and purchase of goods and services are subject to tax based on the transaction value. These taxes are commonly referred to as sales and/or use tax, value-added tax (VAT) or goods and services tax (GST). In addition, the distribution of our products subjects us to numerous complex customs regulations, which frequently change over time. Failure to comply with these systems and regulations can result in the assessment of additional taxes, duties, interest and penalties. While we believe we are in compliance with local laws, we cannot assure that tax and customs authorities would agree with our reporting positions and upon audit may assess us additional taxes, duties, interest and penalties.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, along with Arlo Technologies and individuals and underwriters involved in Arlo's initial public offering, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 10. Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 27, 2019	142,800	$33.91	142,800	1,342,084
January 28, 2019 - February 24, 2019	288,282	$35.57	232,885	1,109,199
February 25, 2019 - March 31, 2019	94,519	$34.34	60,220	1,048,979
Total	525,601	$34.90	435,905
_________________________

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the three months ended March 31, 2019, we repurchased and retired, reported based on the trade date, approximately shares of 0.4 million common stock at a cost of $15.0 million under the authorizations.

(2)
During the three months ended March 31, 2019, we repurchased, as reported based on trade date, approximately 89,000 shares of common stock at a cost of $3.3 million to facilitate tax withholding for RSUs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1
3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2
4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1
4.2	2016 Equity Incentive Plan, as amended and adjusted, and form agreements thereunder.	S-8	2/22/2019	99.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Date: May 3, 2019