Form 10-Q
period 2019-06-30
NETGEAR, INC
filed 2019-08-02
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 31,113,480 as of July 26, 2019.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$214,611	$201,047
Short-term investments	3,700	73,317
Accounts receivable, net of allowance for doubtful accounts of $1,079 and $1,254 as of June 30, 2019 and December 31, 2018, respectively	238,635	303,667
Inventories	276,316	243,871
Prepaid expenses and other current assets	38,687	35,997
Total current assets	771,949	857,899
Property and equipment, net	21,074	20,177
Operating lease right-of-use assets, net	34,063	—
Intangibles, net	13,297	17,146
Goodwill	80,721	80,721
Other non-current assets	71,403	67,433
Total assets	$992,507	$1,043,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,444	$139,748
Accrued employee compensation	23,436	31,666
Other accrued liabilities	171,873	199,472
Deferred revenue	10,093	11,086
Income taxes payable	1,141	2,020
Total current liabilities	314,987	383,992
Non-current income taxes payable	18,278	19,600
Non-current operating lease liabilities	29,263	—
Other non-current liabilities	7,907	12,232
Total liabilities	370,435	415,824
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	31	32
Additional paid-in capital	812,034	793,585
Accumulated other comprehensive income (loss)	12	(15)
Accumulated deficit	(190,005)	(166,050)
Total stockholders’ equity	622,072	627,552
Total liabilities and stockholders’ equity	$992,507	$1,043,376
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net revenue	$230,852	$255,276	$479,934	$500,477
Cost of revenue	165,407	174,996	332,481	343,878
Gross profit	65,445	80,280	147,453	156,599
Operating expenses:
Research and development	18,814	21,946	37,646	43,137
Sales and marketing	34,541	38,552	70,396	76,426
General and administrative	10,463	18,458	23,580	34,219
Separation expense	—	—	264	—
Restructuring and other charges	1,291	1,376	1,223	1,367
Litigation reserves, net	10	5	10	5
Total operating expenses	65,119	80,337	133,119	155,154
Income (loss) from operations	326	(57)	14,334	1,445
Interest income, net	782	1,073	1,483	1,821
Other income (expense), net	487	788	828	(530)
Income before income taxes	1,595	1,804	16,645	2,736
Provision for income taxes	756	1,271	2,963	1,185
Net income from continuing operations	839	533	13,682	1,551
Net loss from discontinued operations, net of tax	—	(5,763)	—	(1,191)
Net income (loss)	$839	$(5,230)	$13,682	$360

Net income (loss) per share - basic:
Income from continuing operations	$0.03	$0.02	$0.44	$0.05
Loss from discontinued operations	—	(0.19)	—	(0.04)
Net income (loss)	$0.03	$(0.17)	$0.44	$0.01

Net income (loss) per share - diluted:
Income from continuing operations	$0.03	$0.02	$0.42	$0.05
Loss from discontinued operations	—	(0.18)	—	(0.04)
Net income (loss)	$0.03	$(0.16)	$0.42	$0.01

Weighted average shares used to compute net income (loss) per share:
Basic	31,246	31,674	31,365	31,550
Diluted	32,112	32,742	32,518	32,722
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net income (loss)	$839	$(5,230)	$13,682	$360
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	(2)	124	21	816
Change in unrealized gains and losses on available-for-sale investments	1	69	16	31
Other comprehensive income (loss), before tax	(1)	193	37	847
Tax provision related to derivatives	—	(15)	(6)	(76)
Tax provision related to available-for-sale investments	(1)	(16)	(4)	(27)
Other comprehensive income (loss), net of tax	(2)	162	27	744
Comprehensive income (loss)	$837	$(5,068)	$13,709	$1,104
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholder's Equity
Balance as of December 31, 2018	31,562	$32	$793,585	$(15)	$(166,050)	$627,552
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	12	—	12
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	17	—	17
Net income	—	—	—	—	12,843	12,843
Stock-based compensation	—	—	6,457	—	—	6,457
Repurchase of common stock	(436)	—	—	—	(15,000)	(15,000)
Restricted stock unit withholdings	(89)	—	—	—	(3,344)	(3,344)
Issuance of common stock under stock-based compensation plans	430	—	4,371	—	—	4,371
Balance as of March 31, 2019	31,467	$32	$804,413	$14	$(171,551)	$632,908
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	—	—	—
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(2)	—	(2)
Net income	—	—	—	—	839	839
Stock-based compensation	—	—	6,739	—	—	6,739
Repurchase of common stock	(570)	(1)	—	—	(16,979)	(16,980)
Restricted stock unit withholdings	(79)	—	—	—	(2,314)	(2,314)
Issuance of common stock under stock-based compensation plans	292	—	882	—	—	882
Balance as of June 30, 2019	31,110	$31	$812,034	$12	$(190,005)	$622,072

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder's Equity
Balance as of December 31, 2017	31,320	$31	$603,137	$(851)	$128,168	$730,485
Adoptions of ASU 2014-09 (ASC 606 Rev Rec), ASU 2016-16, and ASU 2018-02, net of tax	—	—	—	—	8,593	8,593
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(49)	—	(49)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	631	—	631
Net income	—	—	—	—	5,590	5,590
Stock-based compensation	—	—	8,150	—	—	8,150
Restricted stock unit withholdings	(38)	—	—	—	(2,271)	(2,271)
Issuance of common stock under stock-based compensation plans	252	1	4,589	—	—	4,590
Balance as of April 1, 2018	31,534	$32	$615,876	$(269)	$140,080	$755,719
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	53	—	53
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	109	—	109
Net loss	—	—	—	—	(5,230)	(5,230)
Stock-based compensation	—	—	8,970	—	—	8,970
Restricted stock unit withholdings	(85)	—	—	—	(4,897)	(4,897)
Issuance of common stock under stock-based compensation plans	332	—	1,012	—	—	1,012
Balance as of July 1, 2018	31,781	$32	$625,858	$(107)	$129,953	755,736
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2019	July 1, 2018
Cash flows from operating activities:
Net income	$13,682	$360
Net loss from discontinued operations	—	1,191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,965	9,777
Purchase premium amortization/discount accretion on investments, net	(170)	(311)
Stock-based compensation	13,197	14,110
(Gains)/charges related to long-term investments, net	—	1,400
Deferred income taxes	2,116	3,437
Changes in assets and liabilities
Accounts receivable	65,032	27,634
Inventories	(32,445)	(7,312)
Prepaid expenses and other assets	(4,812)	(14,323)
Accounts payable	(29,083)	(8,784)
Accrued employee compensation	(8,229)	6,249
Other accrued liabilities	(37,161)	(6,980)
Deferred revenue	182	(528)
Income taxes payable	(2,201)	(5,000)
Net cash provided by (used in) continuing operating activities	(9,927)	20,920
Net cash provided by discontinued operating activities	—	19,147
Net cash provided by (used in) operating activities	(9,927)	40,067
Cash flows from investing activities:
Purchases of short-term investments	(149)	(70,017)
Proceeds from maturities of short-term investments	70,649	69,412
Purchases of property and equipment	(9,423)	(5,835)
Purchases of long-term investments	(5,200)	—
Net cash provided by (used in) continuing investing activities	55,877	(6,440)
Net cash used in discontinued investing activities	—	(7,533)
Net cash provided by (used in) investing activities	55,877	(13,973)
Cash flows from financing activities:
Repurchases of common stock	(31,980)	—
Restricted stock unit withholdings	(5,658)	(7,168)
Proceeds from exercise of stock options	2,949	2,869
Proceeds from issuance of common stock under employee stock purchase plan	2,303	2,732
Net cash used in continuing financing activities	(32,386)	(1,567)
Net cash used in financing activities	(32,386)	(1,567)
Net increase in cash and cash equivalents	13,564	24,527
Cash and cash equivalents, at beginning of period	201,047	202,870
Cash and cash equivalents, at end of period	$214,611	$227,397
Non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	$2,411	$292
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global company that delivers innovative networking and Internet connected products to consumers and businesses. The Company's products are built on a variety of proven technologies such as wireless (WiFi and 4G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and to capitalize on technological inflection points, such as 5G. The product line consists of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as smart digital canvasses and services. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which the Company's products are sold.

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2018 has been derived from audited financial statements at such date. These unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly state the Company’s financial position, results of operations, comprehensive income, stockholder's equity and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period.

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

The Company adopted the new standard effective January 1, 2019 and was required to record a lease asset and lease liability related to its operating leases. The Company elected to utilize the alternative modified transition method, under which the cumulative-effect adjustment to the opening balance is recognized on the date of adoption while comparative prior periods continue to be reported under the guidance in effect prior to January 1, 2019. Accordingly, the Company did not restate or make related disclosures under the new standard for comparative prior periods in the period of adoption, and the Company applied the new lease standard prospectively to leases existing or commencing on or after January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the standard to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. The Company made an accounting policy election to treat the lease and non-lease components in its office lease contracts as a single performance obligation to the extent that the timing and pattern of transfer are similar for the lease and non-lease components and the lease component qualifies as an operating lease. The Company also made an accounting policy election not to recognize lease liabilities and right-of-use assets for leases with a term of 12 months or less. The Company will recognize these lease payments on a straight-line basis over the lease term.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the impact of adopting ASU 2016-02 on the Company’s unaudited condensed consolidated balance sheet for the fiscal year beginning January 1, 2019 as an adjustment to the opening balances:

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

The standard did not impact our statement of operations and cash flows.

Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. The Company will adopt the new standard when it becomes effective in the first fiscal quarter of 2020. The Company is currently assessing the potential impact of the new guidance on its accounting policies, processes and controls but does not expect that it will have material impacts on its financial position, results of operations or cash flows.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$58,161	$991	$1,013	$60,165

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

The following table reflects the changes in contract balances for the six months ended June 30, 2019:

	Balance Sheet Location	June 30, 2019	December 31, 2018	$ change	% change
		(In thousands)
Accounts Receivable, net	Accounts receivable, net	$238,635	$303,667	$(65,032)	(21.4)%
Contract liabilities - current	Deferred revenue	$10,093	$11,086	$(993)	(9.0)%
Contract liabilities - non-current	Other non-current liabilities	$1,954	$779	$1,175	150.8%

The difference in the balances of the Company’s contract assets and liabilities as of June 30, 2019 and December 31, 2018 primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the six months ended June 30, 2019, $6.9 million of revenue was deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments. During the six months, $6.7 million of revenue was recognized for the satisfaction of performance obligations over time. $5.5 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	June 30, 2019			July 1, 2018
	Connected Home	SMB	Total	Connected Home	SMB	Total
	(In thousands)
Geographic regions:
Americas	$131,669	$25,501	$157,170	$145,570	$28,844	$174,414
EMEA	17,526	25,565	43,091	20,505	27,704	48,209
APAC	18,300	12,291	30,591	20,349	12,304	32,653
Total net revenue	$167,495	$63,357	$230,852	$186,424	$68,852	$255,276
Sales channels:
Service provider	$26,901	$922	$27,823	$46,333	$700	$47,033
Non-service provider	140,594	62,435	203,029	140,091	68,152	208,243
Total net revenue	$167,495	$63,357	$230,852	$186,424	$68,852	$255,276

	Six Months Ended
	June 30, 2019			July 1, 2018
	Connected Home	SMB	Total	Connected Home	SMB	Total
	(In thousands)
Geographic regions:
Americas	$245,356	$59,843	$305,199	$274,608	$59,818	$334,426
EMEA	43,216	56,838	100,054	41,515	54,128	95,643
APAC	48,288	26,393	74,681	44,616	25,792	70,408
Total net revenue	$336,860	$143,074	$479,934	$360,739	$139,738	$500,477
Sales channels:
Service provider	$63,719	$2,398	$66,117	$88,130	$1,763	$89,893
Non-service provider	273,141	140,676	413,817	272,609	137,975	410,584
Total net revenue	$336,860	$143,074	$479,934	$360,739	$139,738	$500,477

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The financial results of Arlo through the Distribution date are presented as income (loss) from discontinued operations, net of tax, in the unaudited condensed consolidated statement of operations. The following table presents financial results of Arlo for the three and six months ended July 1, 2018:

	Three Months Ended	Six Months Ended
	July 1, 2018	July 1, 2018
	(In thousands)
Net revenue	$111,544	$211,316
Cost of revenue	82,653	154,239
Gross profit	28,891	57,077
Operating expenses:
Research and development	9,996	17,753
Sales and marketing	7,772	13,556
General and administrative	2,078	2,954
Separation expense	11,984	18,768
Total operating expenses	31,830	53,031
Income (loss) from operations of discontinued operations	(2,939)	4,046
Other income (expense), net	273	339
Income (loss) from discontinued operations before income taxes	(2,666)	4,385
Provision for income taxes	3,097	5,576
Loss from discontinued operations, net of tax	$(5,763)	$(1,191)

Note 5.	Business Acquisition
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Prior to the business acquisition, the Company had an investment in Meural since 2017. The total purchase consideration was $22.2 million, which consisted of $14.4 million of cash, which was paid in the third quarter of 2018, $1.5 million due to the Company's settlement in its prior equity interest in Meural, and the acquisition date fair value of contingent consideration of $6.3 million.
The merger agreement provides for the payment of contingent consideration to each selling shareholder of Meural based on the achievement of certain technical and service revenue milestones through August 6, 2023, with a maximum payout of $3.5 million on each of two milestones. The valuation of the contingent consideration was derived using estimates of the probability of achievement within specified time periods, in a scenario based model for the technical milestone; and using an option pricing model in a risk neutral framework using a Monte Carlo simulation, based on projections of future service revenues for the service revenue milestone. The fair value of such contingent consideration payable to Meural’s external shareholders is determined to be $5.9 million and is included in Other non-current liabilities on the unaudited condensed consolidated balance sheets. As of June 30, 2019, there were no significant changes in the range of expected outcomes for the contingent consideration from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of Meural have been included in the unaudited condensed consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.
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

The Company designated $0.6 million of the acquired intangibles as trade name, $0.6 million as customer relationships and $0.6 million as playlist database. The valuations of these intangibles were derived using variations of the income approach for the trade name and customer relationships, and replacement cost method for the playlist database. The valuations were based on certain key assumptions like the royalty rate, revenue and cash flows derived from projections of future operations and

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

discount rates ranging from 16.0% to 19.0%. The intangible assets are being amortized over estimated useful lives of three years, two years and seven years for trade name, customer relationships and playlist database, respectively.

Note 6.	Balance Sheet Components

Available-for-sale short-term investments

	As of
	June 30, 2019				December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$—	$—	$—	$—	$70,330	$1	$(17)	$70,314
Certificates of deposits	149	—	—	149	149	—	—	149
Total	$149	$—	$—	$149	$70,479	$1	$(17)	$70,463

The Company’s short-term investments are primarily comprised of marketable securities that are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale investments have unrealized losses greater than twelve months.

Inventories

	As of
	June 30, 2019	December 31, 2018
	(In thousands)
Raw materials	$44,170	$3,427
Finished goods	232,146	240,444
Total inventories	$276,316	$243,871

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	June 30, 2019	December 31, 2018
	(In thousands)
Computer equipment	$9,815	$9,205
Furniture, fixtures and leasehold improvements	18,447	18,286
Software	28,299	28,065
Machinery and equipment	66,178	60,552
Total property and equipment, gross	122,739	116,108
Accumulated depreciation and amortization	(101,665)	(95,931)
Total property and equipment, net	$21,074	$20,177

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation and amortization expense pertaining to property and equipment was $3.2 million and $6.1 million for the three and six months ended June 30, 2019, respectively, and $2.6 million and $5.5 million for the three and six months ended July 1, 2018, respectively.

Intangibles, net

	As of June 30, 2019			As of December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$59,799	$(57,192)	$2,607	$59,799	$(56,978)	$2,821
Customer contracts and relationships	56,800	(47,615)	9,185	56,800	(44,280)	12,520
Other	10,345	(8,840)	1,505	10,345	(8,540)	1,805
Total intangibles, net	$126,944	$(113,647)	$13,297	$126,944	$(109,798)	$17,146

Amortization of intangibles was $1.7 million and $3.8 million for the three and six months ended June 30, 2019, respectively, and $2.0 million and $4.2 million for the three and six months ended July 1, 2018, respectively.

As of June 30, 2019, estimated amortization expense related to finite-lived intangibles for the remaining years is as follows (in thousands):

2019 (remaining six months)	$3,192
2020	6,205
2021	2,044
2022	527
2023	514
Thereafter	815
Total estimated amortization expense	$13,297

Other non-current assets

	As of
	June 30, 2019	December 31, 2018
	(In thousands)
Non-current deferred income taxes	$55,435	$57,557
Long-term investments	8,086	2,886
Other	7,882	6,990
Total other non-current assets	$71,403	$67,433

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other accrued liabilities

	As of
	June 30, 2019	December 31, 2018
	(In thousands)
Current operating lease liabilities	$10,243	$—
Sales and marketing	73,081	91,548
Warranty obligations	11,913	14,412
Sales returns	42,221	46,318
Freight and duty	5,136	10,586
Other	29,279	36,608
Total other accrued liabilities	$171,873	$199,472

Note 7.	Derivative Financial Instruments

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of June 30, 2019 and December 31, 2018 are summarized as follows:

		As of			As of
Derivative Assets	Balance Sheet Location	June 30, 2019	December 31, 2018	Balance Sheet Location	June 30, 2019	December 31, 2018
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$554	$784	Other accrued liabilities	$330	$331
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	41	2	Other accrued liabilities	—	37
Total		$595	$786		$330	$368

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

The following tables set forth the offsetting of derivative assets as of June 30, 2019 and December 31, 2018:

As of June 30, 2019				Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented on the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$67	$—	$67	$(166)	$—	$(99)
Wells Fargo	528	—	528	(164)	—	364
Total	$595	$—	$595	$(330)	$—	$265

As of December 31, 2018				Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented on the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$323	$—	$323	$(64)	$—	$259
Wells Fargo	463	—	463	(298)	—	165
Total	$786	$—	$786	$(362)	$—	$424

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative liabilities as of June 30, 2019 and December 31, 2018:

As of June 30, 2019				Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented on the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$166	$—	$166	$(166)	$—	$—
Wells Fargo	164	—	164	(164)	—	—
Total	$330	$—	$330	$(330)	$—	$—

As of December 31, 2018				Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented on the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$6	$—	$6	$—	$—	$6
Bank of America	64	—	64	(64)	—	—
Wells Fargo	298	—	298	(298)	—	—
Total	$368	$—	$368	$(362)	$—	$6

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure less than six months. The Company enters into about ten forward contracts per quarter with an average size of approximately $6.0 million USD equivalent related to its cash flow hedging program.

The effects of the Company's cash flow hedges in the unaudited condensed statement of operations for the three and six months ended June 30, 2019 and July 1, 2018 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Three Months Ended June 30, 2019
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statement of operations	$230,852	$165,407	$18,814	$34,541	$10,463
Gains (losses) on cash flow hedge	$672	$(6)	$(20)	$(98)	$(12)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Three Months Ended July 1, 2018
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statement of operations	$255,276	$174,996	$21,946	$38,552	$18,458
Gains (losses) on cash flow hedge	$1,187	$(7)	$(13)	$(157)	$(50)

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Six Months Ended June 30, 2019
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statement of operations	$479,934	$332,481	$37,646	$70,396	$23,580
Gains (losses) on cash flow hedge	$1,086	$(8)	$(46)	$(167)	$(23)

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Six Months Ended July 1, 2018
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statement of operations	$500,477	$343,878	$43,137	$76,426	$34,219
Gains (losses) on cash flow hedge	$(515)	$(1)	$86	$73	$(9)

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. OCI associated with cash flow hedges of foreign currency revenue is recognized as a component of net revenue in the same period the related revenue is recognized. OCI associated with cash flow hedges of foreign currency costs of revenue and operating expenses are recognized as a component of cost of revenue and operating expenses in the same period and in the same statement of operations line item as the related costs of revenue and operating expenses are recognized.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through Other income (expense), net. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the six months ended June 30, 2019 and July 1, 2018.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The pre-tax effects of the Company’s derivative instruments in OCI and the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2019 and July 1, 2018 are summarized as follows:

Derivatives Designated as Hedging Instruments	Gains (Losses) Recognized in OCI - Effective Portion		Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion(1)
	Three Months Ended			Three Months Ended
	June 30, 2019	July 1, 2018		June 30, 2019	July 1, 2018
	(In thousands)			(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$534	$1,084	Net revenue	$672	$1,187
Foreign currency forward contracts	—	—	Cost of revenue	(6)	(7)
Foreign currency forward contracts	—	—	Research and development	(20)	(13)
Foreign currency forward contracts	—	—	Sales and marketing	(98)	(157)
Foreign currency forward contracts	—	—	General and administrative	(12)	(50)
Total	$534	$1,084		$536	$960
_________________________
(1) Refer to Note 11. Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Gains (Losses) Recognized in OCI - Effective Portion		Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion(1)
	Six Months Ended			Six Months Ended
	June 30, 2019	July 1, 2018		June 30, 2019	July 1, 2018
	(In thousands)			(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$863	$450	Net revenue	$1,086	$(515)
Foreign currency forward contracts	—	—	Cost of revenue	(8)	(1)
Foreign currency forward contracts	—	—	Research and development	(46)	86
Foreign currency forward contracts	—	—	Sales and marketing	(167)	73
Foreign currency forward contracts	—	—	General and administrative	(23)	(9)
Total	$863	$450		$842	$(366)
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s non-designated hedge included in Other income (expense), net in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2019 and July 1, 2018 are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended		Six Months Ended
		June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$304	$3,794	$906	$1,939

Note 8.	Net Income (Loss) Per Share

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
Net income (loss) per share for the three and six months ended June 30, 2019 and July 1, 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands, except per share data)
Numerator:
Net income from continuing operations	$839	$533	$13,682	$1,551
Net loss from discontinued operations	—	(5,763)	—	(1,191)
Net income (loss)	$839	$(5,230)	$13,682	$360

Denominator:
Weighted average common shares - basic	31,246	31,674	31,365	31,550
Potentially dilutive common share equivalent	866	1,068	1,153	1,172
Weighted average common shares - dilutive	32,112	32,742	32,518	32,722

Basic net income (loss) per share
Net income from continuing operations	$0.03	$0.02	$0.44	$0.05
Net loss from discontinued operations	—	(0.19)	—	(0.04)
Net income (loss)	$0.03	$(0.17)	$0.44	$0.01

Diluted net income (loss) per share
Net income from continuing operations	$0.03	$0.02	$0.42	$0.05
Net loss from discontinued operations	—	(0.18)	—	(0.04)
Net income (loss)	$0.03	$(0.16)	$0.42	$0.01

Anti-dilutive employee stock-based awards, excluded	1,208	1,014	692	892

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.	Income Taxes

The income tax provision for the three and six months ended June 30, 2019, was 0.8 million, or an effective tax rate of 47.4%, and 3.0 million, or an effective tax rate of 17.8%, respectively. The income tax provision for the three and six months ended July 1, 2018, was 1.3 million, or an effective tax rate of 70.5%, and 1.2 million, or an effective tax rate of 43.3%, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2019, compared to the prior year periods, resulted primarily from higher pre-tax earnings. The effective tax rate for the six months ended June 30, 2019 also included a one-time benefit related to the closing of the French tax audit.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next twelve months is approximately $1.1 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company's purchase orders subject to acknowledgment from its suppliers. As of June 30, 2019, the Company had approximately $119.3 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Non-Trade Commitments

As of June 30, 2019, the Company had long term, non-cancellable purchase commitments of $17.4 million pertaining to non-trade activities.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warranty Obligations
Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, are as follows:

	Three Months Ended			Six Months Ended
	June 30, 2019	July 1, 2018		June 30, 2019	July 1, 2018
	(In thousands)
Balance as of beginning of the period	$12,531	$15,492		$14,412	$44,068
Reclassified to sales returns upon adoption of ASC 606	—	—	*	—	(29,147)	*
Provision for warranty obligation made during the period	2,131	3,178		3,412	7,022
Settlements made during the period	(2,749)	(3,399)		(5,911)	(6,672)
Balance at end of period	$11,913	$15,271		$11,913	$15,271

________________________
* Upon adoption of ASC 606 on January 1, 2018, certain warranty reserve balances totaling $29.1 million were reclassified to sales returns as these liabilities are payable to the Company's customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2019.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2019.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employment Agreements

The Company has signed various change in control and severance agreements with key executives. Upon a termination without cause or resignation with good reason, executive officers would be entitled to (1) cash severance equal to the executive officer’s annual base salary, and, for the Chief Executive Officer, an additional amount equal to his target annual bonus, (2) 12 months of health benefits continuation and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control of the Company, executive officers would be entitled to (1) cash severance equal to a multiple (2x for the Chief Executive Officer and 1x for all other executive officers) of the sum of the executive officer’s annual base salary and target annual bonus, (2) a number of months (24 for the Chief Executive Officer and 12 for other executive officers) of health benefits continuation and (3) accelerated vesting of all outstanding, unvested equity awards. Severance will be conditioned upon the execution and non-revocation of a release of claims. The change in control and severance agreements will not provide for any excise tax gross ups. If the merger-related payments or benefits of the executive officer are subject to the 20% excise tax under Section 4999 of the tax code, then the executive officer will either receive all such payments and benefits subject to the excise tax or such payments and benefits will be reduced so that the excise tax does not apply, whichever approach yields the best after-tax outcome for the executive officer. The Company has no liabilities recorded for these agreements as of June 30, 2019.

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

With respect to 2011 through 2012, the Company has filed its appeal brief on February 26, 2016 with the Provincial Tax Court to contest the relevant tax assessments. The hearing for suspension was held and the Request for Suspension of payment was granted. On October 13, 2016, the Company filed its final brief with the Provincial Tax Court. The hearing was held on October 24, 2016 and a decision favorable to the Company was issued by the Court. The Inland Revenue Agency appealed the decision before the Regional Tax Court. The Regional Tax Court heard the case on February 26, 2019 for both years and issued a decision favorable to the Company on March 11, 2019. The decision has not yet been served to the Tax Office. Once served, the Tax Office will have until October 14, 2019 to appeal the decision to the Supreme Court.

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

On February 6, 2015, the Company filed its motion to transfer venue from the Western District of Texas to the Northern District of California with the Court; on February 13, 2015, Via Vadis filed its opposition to the Company’s motion to transfer; and on February 20, 2015, the Company filed its reply brief on its motion to transfer. In early April 2015, the Company received the plaintiff’s infringement contentions, and on June 12, 2015, the defendants served invalidity contentions. On July 30, 2015,

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Court granted the Company’s motion to transfer venue to the Northern District of California. In addition, the Company learned that Amazon and Blizzard filed petitions for the inter partes reviews (“IPRs”) for the patents in suit. On October 30, 2015, the Company and Via Vadis filed a joint stipulation requesting that the Court vacate all deadlines and enter a stay of all proceedings in the case pending the Patent Trial and Appeal Board’s final non-appealable decision on the IPRs initiated by Amazon and Blizzard. On November 2, 2015, the Court granted the requested stay. On March 8, 2016, the Patent Trial and Appeal Board issued written decisions instituting the IPRs jointly filed by Amazon and Blizzard. In early March of 2017, The Patent Trial and Appeal Board (PTAB) issued various decisions regarding Amazon’s and Blizzard’s IPRs of the patents in suit. One of the IPRs of the '125 patent resulted in a finding by the PTAB that Amazon and Blizzard had had failed to show invalidity. The second IPR on the '125 patent, however, resulted in cancellation of all claims asserted in Via Vadis’s suit against the Company. Reissue '521 did not have any claims found invalid by the PTAB, and some dependent claims of the '680 patent survived the IPRs, and some claims of the '680 patent were canceled. Via Vadis has completed its appeal of the PTAB decisions on the IPRs, which were affirmed by the Federal Circuit. Meanwhile, the W.D. Texas Court issued a claim construction order finding the '680 patent indefinite. The parties in the W.D. of Texas case lifted their stay and Via Vadis filed a motion for reconsideration of the Court’s finding of indefiniteness, which the Court has denied. The Northern District of California case against the Company remains stayed.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On March 20, 2018, the Company and other defendants in the various Vivato cases moved the Court to stay the case pending various IPRs filed on all of the patents in suit. Every asserted claim of all three patents-in-suit is now subject to challenge in IPRs that are pending before the U.S. Patent and Trial Appeal Board (“PTAB”). In particular, the Company, Belkin, and Ruckus are filing one set of IPRs on the three patents in suit; Cisco is filing another set of independent IPRs on the three patents in suit; and Aruba is filing yet another set of independent IPRs on the three patents in suit. On April 11, 2018, the Court granted the motion to stay pending filing of the IPRs. On May 3, 2018, the Company and other defendants filed their IPRs. The PTAB instituted the IPRs for the ’296 and ’728 patents, but not the ’231 patent from the Ruckus and Belkin set of petitions. However, the Cisco IPR for the ’231 patent was instituted. Vivato has proposed amendments to its claims and the parties have completed briefing the matter before the PTAB. The District Count case remains stayed.

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

On June 28, 2018, the Company and other defendants submitted invalidity contentions. The Company along with other defendants jointly filed IPRs challenging three of the patents in suit on July 18, 2018. On September 14, 2018, the Company and other defendants jointly filed a second set of IPRs with the USPTO challenging the remaining six patents asserted in the Amended Complaint. The USPTO has instituted IPRs on five of the patents-in-suit and the Company is awaiting institution decisions on the other four patents. The District Court case has been stayed pending outcome of the IPRs.

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

There is also a putative class action pending in federal court in the Northern District of California, on behalf of the same class of plaintiffs, making very similar claims.  The Company is not presently named in the federal action. Defendants filed motions to stay the state court actions in deference to the federal court action.  The court held a hearing on April 26, 2019 to consider whether to consolidate the six lawsuits and appoint a “lead plaintiff”  and another hearing on May 31, 2019 to consider defendants’ motions to stay the state court cases. On June 21, 2019, the California state court judge granted the Company’s motion to stay the state court case pending the outcome of the federal case. The case will now proceed only in federal court, which the Company believes is a more favorable jurisdiction.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

China Patent Matters - Beijing and Heifei Municipalities

On or around May 14, 2019, NETGEAR Beijing Network Technology Co. Ltd (“Beijing WOFE”) received notice from the Beijing Municipal IP Office (BMIPO) that petitioner Global Innovation Aggregators, a Delaware registered company (“Patentee”), filed two patent infringement complaints against Beijing WOFE, alleging infringement of two patents: China Patent Nos. CN100502338C and CN103138979B. The accused products were certain Company routers sold in China. Patentee alleges that the Dynamic Quality of Service (“QoS”) or dynamic bandwidth adjustment and allocation functionality in the routers infringes CN100502338C, and the parental control functionality infringes CN103138979B. The Company hired local counsel who has responded to the Beijing matters and separately filed invalidation actions against both patents.

On or around July 2, 2019, the Company received notice that the Patentee also filed petitions against a NETGEAR reseller, Heifei Wanghang Network Technology Co., Ltd., before the Heifei Municipal IP Office, asserting the same patents against the Company’s routers. The Company has filed similar invalidation actions in the Heifei cases and requested that the Heifei IP Office stay the infringement cases pending outcome of the Beijing matters.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

Aegis 11 S.A. v. NETGEAR Inc.

On June 21, 2019, Aegis 11 S.A. (“Aegis”) sued NETGEAR and several other defendants for patent infringement in the District of Delaware. Aegis asserted that NETGEAR’s WiFi routers infringe three patents related to the 802.11 standard: U.S. Patent No. 6,839,553, U.S. Patent No. 9,584,200, and U.S. Patent No. 9,848,443. The Company has hired counsel and obtained a 60-day extension; its Answer is due on September 16, 2019.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Note 11.	Stockholders' Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the price of the Company’s common stock. As of June 30, 2019, 0.5 million shares remained authorized for repurchase under the repurchase program. On July 19, 2019, the Company's Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under the Company's stock repurchase program of up to an incremental 4.5 million shares. The Company repurchased, reported based on trade date, approximately 1.0 million shares of common stock at a cost of approximately $32.0 million under the repurchase authorization during the six months ended June 30, 2019. The Company did not repurchase any shares of common stock under the authorizations during the six months ended July 1, 2018.

The Company repurchased, as reported based on trade date, approximately 0.2 million shares of common stock at a cost of approximately $5.7 million to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the six months ended June 30, 2019. Similarly, during the six months ended July 1, 2018, the Company repurchased, as reported based on trade date, approximately 0.1 million shares of common stock at a cost of approximately $7.2 million to facilitate tax withholding for RSUs.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component for the six months ended June 30, 2019 and July 1, 2018:

	Unrealized gains (losses) on available-for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2018	$(18)	$(8)	$11	$(15)
Other comprehensive income (loss) before reclassifications	16	863	(187)	692
Less: Amount reclassified from accumulated other comprehensive income	—	842	(177)	665
Net current period other comprehensive income (loss)	16	21	(10)	27
Balance as of June 30, 2019	$(2)	$13	$1	$12

	Unrealized gains (losses) on available-for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2017	$(146)	$(838)	$133	$(851)
Other comprehensive income (loss) before reclassifications	31	180	31	242
Less: Amount reclassified from accumulated other comprehensive income	—	(636)	134	(502)
Net current period other comprehensive income (loss)	31	816	(103)	744
Balance as of July 1, 2018	$(115)	$(22)	$30	$(107)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2019 and July 1, 2018:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
	(In thousands)		(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$672	Net revenue	$1,086	Net revenue
Foreign currency forward contracts	(6)	Cost of revenue	(8)	Cost of revenue
Foreign currency forward contracts	(20)	Research and development	(46)	Research and development
Foreign currency forward contracts	(98)	Sales and marketing	(167)	Sales and marketing
Foreign currency forward contracts	(12)	General and administrative	(23)	General and administrative
	536	Total from continuing operations before tax	842	Total from continuing operations before tax
	(113)	Tax impact from continuing operations	(177)	Tax impact from continuing operations
	423	Total, from continuing operations net of tax	665	Total, from continuing operations net of tax
	—	Total, from discontinued operations net of tax	—	Total, from discontinued operations net of tax
	$423	Total, net of tax	$665	Total, net of tax

Details about Accumulated Other Comprehensive Income Components	Three Months Ended July 1, 2018		Six Months Ended July 1, 2018
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
	(In thousands)		(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$1,187	Net revenue	$(515)	Net revenue
Foreign currency forward contracts	(7)	Cost of revenue	(1)	Cost of revenue
Foreign currency forward contracts	(13)	Research and development	86	Research and development
Foreign currency forward contracts	(157)	Sales and marketing	73	Sales and marketing
Foreign currency forward contracts	(50)	General and administrative	(9)	General and administrative
	960	Total from continuing operations before tax	(366)	Total from continuing operations before tax
	(202)	Tax impact from continuing operations	77	Tax impact from continuing operations
	758	Total, from continuing operations net of tax	(289)	Total, from continuing operations net of tax
	471	Total, from discontinued operations net of tax	(213)	Total, from discontinued operations net of tax
	$1,229	Total, net of tax	$(502)	Total, net of tax

Note 12.	Employee Benefit Plans

The Company grants options and RSUs under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Award vesting periods for this plan are generally four years. In January 2019, the Company received the approval from its Compensation Committee to increase the number of shares that the Company may issue under the 2016

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

plan to a new total of 3.1 million shares, pursuant to the adjustment provisions of the 2016 Plan as a result of the Distribution. As of June 30, 2019, approximately 2.3 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. As of June 30, 2019, approximately 0.7 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity during the six months ended June 30, 2019 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	1,969	$25.30
Exercised	(144)	$20.50
Cancelled	(16)	$36.27
Outstanding as of June 30, 2019	1,809	$25.59

RSU Activity

RSU activity during the six months ended June 30, 2019 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	1,627	$34.31
Granted	489	$33.36
Vested	(502)	$31.29
Cancelled	(53)	$35.59
Outstanding as of March June 30, 2019	1,561	$34.94

Valuation and Expense Information
The Company measures stock-based compensation at the grant date based on the estimated fair value of the award. Estimated compensation cost relating to RSUs is based on the closing fair market value of the Company’s common stock on the date of grant. The fair value of options granted under the 2016 Plan and the purchase rights granted under the ESPP is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. The estimated expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate of options granted and the purchase rights granted under the ESPP is based on the implied yield currently available on U.S. Treasury securities with a remaining term commensurate with the estimated expected term. Expected volatility of options granted under the 2016 Plan and the purchase rights granted under the ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

There were no option grants or purchase rights granted during the three months ended June 30, 2019 and July 1, 2018. The table below sets forth the weighted average assumptions used to estimate the fair value of option grants and purchase rights granted during the six months ended June 30, 2019 and July 1, 2018.

	Six Months Ended
	Stock Options		ESPP
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Expected life (in years)	N/A	4.4	0.5	0.5
Risk-free interest rate	N/A	2.32%	2.49%	1.81%
Expected volatility	N/A	30.9%	42.6%	37.1%
Dividend yield	N/A	—	—	—

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Cost of revenue	$755	$572	$1,423	$1,135
Research and development	1,288	1,122	2,480	2,134
Sales and marketing	2,085	2,188	4,126	4,393
General and administrative	2,611	3,364	5,168	6,448
Total stock-based compensation	$6,739	$7,246	$13,197	$14,110

As of June 30, 2019, $6.5 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years. $50.1 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.6 years.

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

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, separation expense, restructuring and other charges, interest income, net and other income (expense), net. The CODM does not evaluate operating segments using discrete asset information.

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands, except percentage data)
Net revenue:
Connected Home	$167,495	$186,424	$336,860	$360,739
SMB	63,357	68,852	143,074	139,738
Total net revenue	$230,852	$255,276	$479,934	$500,477
Contribution income:
Connected Home	$14,204	$20,939	$33,323	$37,151
Contribution margin	8.5%	11.2%	9.9%	10.3%
SMB	$11,420	$14,635	$34,105	$31,157
Contribution margin	18.0%	21.3%	23.8%	22.3%
Total segment contribution income	$25,624	$35,574	$67,428	$68,308
Corporate and unallocated costs	(15,576)	(25,038)	(34,708)	(47,336)
Amortization of intangibles (1)	(1,682)	(1,966)	(3,692)	(4,045)
Stock-based compensation expense	(6,739)	(7,246)	(13,197)	(14,110)
Separation expense	—	—	(264)	—
Restructuring and other charges	(1,291)	(1,376)	(1,223)	(1,367)
Litigation reserves, net	(10)	(5)	(10)	(5)
Interest income, net	782	1,073	1,483	1,821
Other income (expense), net	487	788	828	(530)
Income before income taxes	$1,595	$1,804	$16,645	$2,736
_________________________

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.

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

The following table shows net revenue by geography for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
United States (U.S.)	$152,785	$170,427	$298,576	$327,573
Americas (excluding U.S.)	4,385	3,987	6,623	6,853
EMEA	43,091	48,209	100,054	95,643
APAC	30,591	32,653	$74,681	$70,408
Total net revenue	$230,852	$255,276	$479,934	$500,477

Long-lived assets by Geographic Region
Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations:

	As of
	June 30, 2019	December 31, 2018
	(In thousands)
United States	$4,994	$4,993
Canada	4,187	4,359
EMEA	296	95
China	7,264	7,652
APAC (excluding China)	4,333	3,078
Total property and equipment, net	$21,074	$20,177

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14.	Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	As of June 30, 2019
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$51,250	$51,250	$—	$—
Available-for-sale investments: certificates of deposit (1)	149	—	149	—
Trading securities: mutual funds (1)	3,551	3,551	—	—
Foreign currency forward contracts (2)	595	—	595	—
Total assets measured at fair value	$55,545	$54,801	$744	$—
Liabilities:
Foreign currency forward contracts (3)	$330	$—	$330	$—
Contingent considerations (4)	5,953	—	—	5,953
Total liabilities measured at fair value	$6,283	$—	$330	$5,953

_________________________

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

(3)	Included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

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

The Company’s investments in cash equivalents and trading securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company’s available-for-sale investments are classified within Level 2 of the fair value hierarchy because they are valued based on readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of June 30, 2019 and December 31, 2018, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company's contingent considerations resulting from acquisitions are classified within Level 3 of the fair value hierarchy as the valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 15.	Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other accrued liabilities, and operating lease liabilities on the unaudited condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain office leases, the Company accounts for the lease and non-lease components as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Generally the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company's incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

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

The components of lease cost were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)
Operating lease cost	$2,982	$5,951
Short-term lease cost (1)	504	883
Total lease cost (2)	$3,486	$6,834
(1) Included variable lease cost, which was immaterial.
(2) Included in cost of revenue, sales and marketing, research and development and general and administration in the Company’s unaudited condensed statement of operations.

Supplemental cash flow information related to leases was as follows:

Six Months Ended
June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$6,179

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$677

Supplemental balance sheet information related to leases was as follows:

As of June 30, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	4.8

Weighted Average Discount Rate
Operating leases	3.8%

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2019, maturity analysis of operating lease liabilities were as follows (in thousands):

Operating Lease
2019 (remaining six months)	$5,773
2020	10,184
2021	8,009
2022	7,003
2023	4,524
Thereafter	7,731
Total lease payments	43,224
Less imputed interest	(3,719)
Total	$39,505

As of December 31, 2018, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Leases (1)
2019	$11,900
2020	9,986
2021	7,785
2022	6,856
2023	4,478
Thereafter	7,725
Total future minimum lease payments	$48,730
(1) Amounts are based on ASC 840 Leases that was superseded upon the adoption of ASC 842 Leases on January 1, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Executive Overview

We are a global company that delivers innovative networking and Internet connected products to consumers and businesses. Our products are built on a variety of proven technologies such as wireless (WiFi and 4G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and to capitalize on technological inflection points, such as 5G. Our product line consists of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as smart digital canvasses. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which our products are sold.

On December 31, 2018, we completed the Spin-Off of Arlo Technologies, Inc. (“Arlo”), a majority owned subsidiary and reporting segment of NETGEAR. Arlo’s historical financial results for periods prior to the Spin-Off are reflected in our unaudited condensed consolidated financial statements as discontinued operations. For further details, refer to Note 4. Discontinued Operations, Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Report on Form 10-Q.

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

The markets in which all of our segments operate are intensely competitive and subject to rapid technological change. We believe that the principal competitive factors in the consumer and small and medium business markets for networking products include product breadth, price points, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, security, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and subscription services, enhancing our current products, expanding our channels and maintaining customer satisfaction worldwide. Among these investments is an enhanced focus on cybersecurity relating to our products and systems, as the threat of cyber-attacks and exploitation of potential security vulnerabilities in our industry is on the rise and is increasingly a significant consumer concern.

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), and broadband service providers. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Wal-Mart, Staples, Office Depot, Target, FNAC (Europe), MediaMarkt (Europe), Darty (France), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com worldwide, Newegg.com (US), JD.com and Alibaba (China), as well as Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, D&H, Tech Data, Exertis (U.K.) and Synnex. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. We expect this trend will continue in the foreseeable future.

During the three months ended June 30, 2019, our net revenue decreased by $24.4 million whereas our income from operations increased by $0.4 million compared to the prior year period. The decrease in net revenue was primarily attributable to the lower sales of $19.2 million to our service provider customers on lower demand for mobile products, primarily in the Americas. Net revenue for the Connected Home segment declined 10.2% while SMB net revenue fell 8.0%, compared with the prior year period. The decrease in Connected Home was primarily due to lower net revenue of home wireless and mobile products, partially offset by increased net revenue of our broadband modem and gateway products. The decrease in SMB net revenue was mainly attributable to declines in switch and network storage products. Operating expenses decreased $15.2 million in the three months ended June 30, 2019 compared to the prior year period due to lower expenditures in general and administrative of $8.0 million, sales and marketing of $4.0 million and research and development of $3.1 million.The decline in operating expenses was mainly due to lower personnel-related expenditures resulting from reduced headcount, and lower IT and facilities expenditures post separation with Arlo. The fall in net revenue offset by the decline in operating expenses contributed to an overall increase in income from operations compared to the prior year period.

On a geographic basis, net revenue decreased in all three regions in the three months ended June 30, 2019 as compared to the prior year period. The decrease in Americas net revenue was primarily driven by lower net revenue of our mobile and home wireless products, partially offset by increased net revenue of broadband modem and gateway products. The decline in EMEA was primarily driven by decreased net revenue of our home wireless and switch products, partially offset by increased net revenue of our mobile products. APAC net revenue decreased due to a decline in net revenue of our broadband modem and gateway and home wireless products, partially offset by the increased revenue of our mobile products.

Looking forward, we expect to grow our Connected Home segment by capitalizing on technological inflection points of 802.11 ax and 5G through new product introductions and to continue to develop and roll out service offerings to build recurring service revenue streams. We expect growth in our SMB segment driven by sales of our 10Gig, PoE, PoE+, web-managed, app-managed, and ProAV switches. In addition, we expect service provider net revenue to be approximately $35 million a quarter for the remainder of the year having achieved $38.3 million and $27.8 million in the first and second quarter of 2019, respectively.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019, with the comparable reporting periods in the preceding year.

	Three Months Ended				Six Months Ended
	June 30, 2019		July 1, 2018		June 30, 2019		July 1, 2018
	(In thousands, except percentage data)
Net revenue	$230,852	100.0%	$255,276	100.0%	$479,934	100.0%	$500,477	100.0%
Cost of revenue	165,407	71.7%	174,996	68.6%	332,481	69.3%	343,878	68.7%
Gross profit	65,445	28.3%	80,280	31.4%	147,453	30.7%	156,599	31.3%
Operating expenses:
Research and development	18,814	8.1%	21,946	8.6%	37,646	7.8%	43,137	8.6%
Sales and marketing	34,541	15.0%	38,552	15.1%	70,396	14.6%	76,426	15.3%
General and administrative	10,463	4.5%	18,458	7.2%	23,580	4.9%	34,219	6.8%
Separation expense	—	—%	—	—%	264	0.1%	—	—%
Restructuring and other charges	1,291	0.6%	1,376	0.5%	1,223	0.3%	1,367	0.3%
Litigation reserves, net	10	0.0%	5	0.0%	10	0.0%	5	0.0%
Total operating expenses	65,119	28.2%	80,337	31.4%	133,119	27.7%	155,154	31.0%
Income (loss) from operations	326	0.1%	(57)	(0.0%)	14,334	3.0%	1,445	0.3%
Interest income, net	782	0.4%	1,073	0.4%	1,483	0.3%	1,821	0.3%
Other income (expense), net	487	0.2%	788	0.3%	828	0.2%	(530)	(0.1)%
Income before income taxes	1,595	0.7%	1,804	0.7%	16,645	3.5%	2,736	0.5%
Provision for income taxes	756	0.3%	1,271	0.5%	2,963	0.6%	1,185	0.2%
Net income from continuing operations	$839	0.4%	$533	0.2%	$13,682	2.9%	$1,551	0.3%

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

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
Americas	$157,170	(9.9)%	$174,414	$305,199	(8.7)%	$334,426
Percentage of net revenue	68.0%		68.3%	63.6%		66.8%
EMEA	$43,091	(10.6)%	$48,209	$100,054	4.6%	$95,643
Percentage of net revenue	18.7%		18.9%	20.8%		19.1%
APAC	$30,591	(6.3)%	$32,653	$74,681	6.1%	$70,408
Percentage of net revenue	13.3%		12.8%	15.6%		14.1%
Total net revenue	$230,852	(9.6)%	$255,276	$479,934	(4.1)%	$500,477
Americas

The decrease in Americas net revenue in the three and six months ended June 30, 2019, compared to the prior year periods, was primarily driven by lower net revenue of our mobile and home wireless products, partially offset by increased net revenue of broadband modem and gateway products. Net revenue from mobile products fell mainly as a result of lower sales to service provider customers, which declined $16.2 million and $29.1 million in the three and six months ended June 30, 2019, respectively, compared to the prior year periods. Connected Home net revenue fell by 9.5% and 10.7% in the three and six months ended June 30, 2019, respectively, compared to the prior year periods. SMB net revenue decreased 11.6% in the three months ended June 30, 2019 compared to the prior year period primarily due to lower net revenue from our switch products. SMB net revenue in the six months ended June 30, 2019 was in line with the prior year period.

EMEA

The decrease in EMEA net revenue in the three months ended June 30, 2019, compared to the prior year period, was primarily driven by lower net revenue of our home wireless and switch products, partially offset by increased net revenue of our mobile products. In the first quarter of 2019, we saw an increase in order volume from our UK customers in the lead up to the United Kingdom’s originally scheduled departure from the EU on March 29, 2019 which normalized in the second quarter of 2019. EMEA net revenue increased in the six months ended June 30, 2019, compared to the prior year period, primarily due to increased net revenue of our mobile and switch products, partially offset by a decrease in net revenue of our home wireless products.

APAC

Net revenue for the three months ended June 30, 2019 fell compared to the prior year period mainly due to a decrease in net revenue of broadband modem and gateway and home wireless products, partially offset by increased revenue of our mobile products. Net revenue increased in the six months ended June 30, 2019 compared to the prior year period primarily due to increased net revenue of our mobile products to service provider customers.

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

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
Cost of revenue	$165,407	(5.5)%	$174,996	$332,481	(3.3)%	$343,878
Gross margin	28.3%		31.4%	30.7%		31.3%

Cost of revenue decreased for the three and six months ended June 30, 2019, compared to the prior year periods, primarily driven by lower net revenue.

Gross margin decreased for the three and six months ended June 30, 2019 compared to the prior year periods, primarily due to higher provisions for sales returns and higher channel promotional activities deemed to be a reduction of revenue increasing proportionate to net revenue. Additionally, gross margin was negatively impacted by foreign exchange headwinds due to the strengthening of the U.S. dollar, partially offset by lower provisions for warranty expense.

We expect gross margin percentage for the remainder of 2019 to be in line with or improve slightly on the first half of fiscal 2019. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; import customs duties and imposed tariffs; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service provider customers. We expect that revenue derived from paid subscription service plans will increase in the future, which may have a positive impact on our gross margin. From time to time, however, we may experience fluctuations in our gross margin as a result of the factors discussed above.

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

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
Research and development expense	$18,814	(14.3)%	$21,946	$37,646	(12.7)%	$43,137

Research and development expense decreased for the three months ended June 30, 2019, compared to the prior year period, mainly due to a decline in IT and facility allocations of $2.6 million, and personnel-related expenditures of $0.6 million. Research and development expense decreased for the six months ended June 30, 2019, compared to the prior year period, mainly due to IT and facility allocations of $4.5 million, and $0.7 million in engineering projects and outside professional services. The decline in IT and facility allocations in both periods primarily resulted from reduced expenditures post separation with Arlo. Research and development headcount increased from 266 as of July 1, 2018 to 273 as of June 30, 2019. The increase in research and development headcount was driven in part by the acquisition of Meural in the Connected Home segment.
We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services to combat competitive pressures. We continue to invest in research and development to grow our cloud platform capabilities, and connected home products portfolio including services and mobile applications, expand our 10Gig, PoE, web-managed and app-managed and Pro-AV switch products, and develop innovative WiFi and 4G/5G mobile Advanced and 5G coverage solutions. For the remainder of fiscal 2019, we expect research and development expenses to increase in absolute dollars compared to the first half of fiscal 2019 as we allocate resources to help accelerate growth in key strategic areas such as the continued development of our WiFi 6 product portfolio as well as service offerings. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
Sales and marketing expense	$34,541	(10.4)%	$38,552	$70,396	(7.9)%	$76,426

Sales and marketing expense decreased for the three and six months ended June 30, 2019. The decrease in both periods was primarily attributable to personnel-related expenditures of $3.0 million and $5.1 million and outbound freight of $0.5 million and $1.2 million, respectively, compared to the prior year periods. The reduction in personnel-related expenditures in both periods is primarily attributable to headcount reducing from 322 employees as of July 1, 2018 to 294 employees as of June 30, 2019. The fall in headcount was primarily associated with restructuring activities initiated in 2018.

We expect our sales and marketing expense as a percentage of net revenue to decrease for the reminder of fiscal 2019. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of net revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs.

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

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
General and administrative expense	$10,463	(43.3)%	$18,458	$23,580	(31.1)%	$34,219

General and administrative expense decreased for the three and six months ended June 30, 2019, compared to the prior year periods, primarily due to declines of $2.7 million and $4.3 million in personnel-related expenditures, $2.3 million and $2.5 million in other general corporate expenses, $1.9 million and $2.5 million in legal and professional services, and $0.8 million and $0.9 million in IT and facility allocations, respectively. The decline in personnel-related expenditures in both periods was primarily attributable to headcount declining from 178 employees as of July 1, 2018 to 147 employees as of June 30, 2019. The fall in headcount was primarily attributable to the separation of the Arlo business as a number of NETGEAR employees were transferred to Arlo Technologies and were not subsequently replaced. The reduction in other general corporate expenses in both periods primarily related to a refund of value-added taxes previously incurred.
We expect our general and administrative expenses for the remainder of the year as a percentage of net revenue to be in line with the first half of fiscal 2019. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 10. Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Interest Income, Net and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expenses. The following table presents interest income and other income (expense), net for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
Interest income, net	$782	(27.1)%	$1,073	$1,483	(18.6)%	$1,821
Other income (expense), net	487	(38.2)%	788	828	**	(530)
Total	$1,269	(31.8)%	$1,861	$2,311	79.0%	$1,291
**Percentage change not meaningful.

Interest income, net decreased for the three and six months ended June 30, 2019, mainly due to average short-term investment balances being lower than in the prior year periods.

Other income (expense), net decreased for the three months ended June 30, 2019 compared to the prior year period, mainly due to lower gains recognized relating to foreign currency forward contracts. Other income (expense), net increased for the six months ended June 30, 2019 compared to the prior year period, mainly due to an impairment charge of $1.4 million pertaining to a long-term investment incurred in the three months ended April 1, 2018. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three and six months ended June 30, 2019. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 7. Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
Provision (benefit) for income taxes	$756	(40.5)%	$1,271	$2,963	150.0%	$1,185
Effective tax rate	47.4%		70.5%	17.8%		43.3%

The decrease in the effective tax rate for the three and six months ended June 30, 2019, compared to the prior year periods, resulted primarily from higher pre-tax earnings. The effective tax rate for the six months ended June 30, 2019 also included a one-time benefit related to the closing of the French tax audit.

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
Connected Home

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(in thousands, except percentage data)
Net revenue	$167,495	(10.2)%	$186,424	$336,860	(6.6)%	$360,739
Percentage of total net revenue	72.6%		73.0%	70.2%		72.1%
Contribution income	$14,204	(32.2)%	$20,939	$33,323	(10.3)%	$37,151
Contribution margin	8.5%		11.2%	9.9%		10.3%

The decrease in Connected Home segment net revenue in the three and six months ended June 30, 2019, compared to the prior year periods, was primarily due to lower net revenue of home wireless and mobile products, partially offset by increased net revenue of our broadband modem and gateway products. The decline in net revenue from our mobile products was driven by lower aggregate sales to service provider customers, which fell by $19.4 million and $24.4 million in the three and six months to June 30, 2019 respectively. The decrease in net revenue of our home wireless products in the three and six months ended June 30, 2019, was mainly due to routers, with declines experienced in AC routers, partially offset by growth in AX products. The decline in home wireless products in the three months and six months to June 30, 2019 was offset by higher demand for our broadband modem and gateway products, mainly from non-service provider customers compared to the prior year periods. On a geographic basis, net revenue decreased across all regions in the three months ended June 30, 2019, compared to the prior year period. In the six months ended June 30, 2019, compared to the prior year period, we experienced a decline of 10.7% in the Americas, partially offset by growth of 4.1% and 8.2% in EMEA and APAC, respectively.

Contribution income decreased in both three and six months ended June 30, 2019, compared to the prior year periods, primarily resulting from lower net revenue and lower gross margin attainment, partially offset by lower operating expenses as a proportion of net revenue.

SMB

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(in thousands, except percentage data)
Net revenue	$63,357	(8.0)%	$68,852	$143,074	2.4%	$139,738
Percentage of total net revenue	27.4%		27.0%	29.8%		27.9%
Contribution income	$11,420	(22.0)%	$14,635	$34,105	9.5%	$31,157
Contribution margin	18.0%		21.3%	23.8%		22.3%

SMB segment net revenue decreased for the three months ended June 30, 2019, compared to the prior year period, primarily due to net revenue declines from switch and network storage products. SMB segment net revenue increased for the six months ended June 30, 2019, compared to the prior year period, primarily due to increased net revenue from switch products, partially offset by declined net revenue from network storage products. The increase in net revenue on a year over year basis was driven in part by new product introductions in the six months ended June 30, 2019. SMB segment also benefited from increased shipments to the UK in the first quarter of 2019 ahead of the originally scheduled Brexit deadline. Geographically, net revenue declined in all regions in the three months ended June 30, 2019, and increased in all regions in the six months ended June 30, 2019, compared to the prior year periods.

Contribution income decreased for the three months ended June 30, 2019, compared to the prior year period, primarily as a result of the lower net revenue and lower gross margin attainment not being met with proportionate decreases in operating expenditures. Contribution income increased for the six months ended June 30, 2019, compared to the prior year period, primarily as a result of higher net revenue and lower operating expenditures, partially offset by lower gross margin attainment.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments, and cash generated from operations. Our cash equivalents and short-term investments are comprised primarily of money-market funds, U.S. treasury securities, and certificates of deposits. As of June 30, 2019, we had cash, cash equivalents and short-term investments totaling $218.3 million. Our cash and cash equivalents balance increased from $201.0 million as of December 31, 2018 to $214.6 million as of June 30, 2019. Our short-term investments, which represent the investment of funds available for current operations, decreased from $73.3 million as of December 31, 2018 to $3.7 million as of June 30, 2019.

As of June 30, 2019, approximately 42% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the US, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

The following table presents our cash flows for the periods presented.

	Six Months Ended
	June 30, 2019	July 1, 2018
	(In thousands)
Cash provided by (used in):
Continuing operating activities	$(9,927)	$20,920
Continuing investing activities	55,877	(6,440)
Continuing financing activities	(32,386)	(1,567)
Net increase in cash and cash equivalents from discontinued operations	—	11,614
Net cash increase	$13,564	$24,527

Continuing operating activities

Net cash used in operating activities was $9.9 million for the six months ended June 30, 2019 compared to $20.9 million of net cash provided by operating activities in the prior year period, primarily due to higher net cash outflow from working capital, partially offset by higher net income. The higher net cash outflow from working capital was driven in part by increased inventory payments to support our supply chain migration outside of China to mitigate Section 301 tariffs.

Our DSO decreased to 94 days as of June 30, 2019 as compared to 97 days as of December 31, 2018. Our accounts payable decreased from $139.7 million as of December 31, 2018 to $108.4 million as of June 30, 2019. Inventory increased from $243.9 million as of December 31, 2018 to $276.3 million as of June 30, 2019. The increase in inventory primarily related to purchase of long lead time components. Ending inventory turns were 2.4 in the three months ended June 30, 2019 down from 3.3 turns in the three months ended December 31, 2018.

Continuing investing activities

Net cash provided by investing activities was $55.9 million for the six months ended June 30, 2019 compared to net cash used of $6.4 million in the prior year period, primarily due to lower purchase of short-term investments, partially offset by increased capital expenditures and long-term investments.

Continuing financing activities

Net cash used in financing activities increased by $30.8 million in the six months ended June 30, 2019 compared to the prior year period, primarily attributable to increased repurchases of our common stock.

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of June 30, 2019, 0.5 million shares remained authorized for repurchase under the repurchase program. On July 19, 2019, our Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under our stock repurchase program of up to an incremental 4.5 million shares. During the six months ended June 30, 2019, we repurchased and retired, reported based on trade date, approximately 1.0 million shares of common stock at a cost of approximately $32.0 million. During the six months ended July 1, 2018, we did not repurchase any shares of common stock under the authorizations. During the six months ended June 30, 2019 and July 1, 2018, we also repurchased and retired, reported based on trade date, approximately 0.2 million and 0.1 million shares of common stock, and at a cost of approximately $5.7 million and $7.2 million, respectively, to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. For a detailed discussion of our common stock repurchases, refer to Note 11. Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Contractual Obligations
There have been no material changes during the six months ended June 30, 2019 to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
We have entered into various master purchase agreements for inventory with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on our purchase orders subject to acknowledgment from our suppliers. As of June 30, 2019, we had approximately $119.3 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

As of June 30, 2019, we had long term, non-cancellable purchase commitments of $17.4 million pertaining to non-trade activities.

As of June 30, 2019, we had an estimated long term liability of $6.5 million related to a one-time transaction tax that resulted from the passage of the Tax Act.

As of June 30, 2019, we had $14.2 million of gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months is approximately $1.1 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the six months ended June 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. Certain of our significant competitors also serve as key sales and marketing channels for our products, potentially giving these competitors a marketplace advantage based on their knowledge of our business activities and/or their ability to negatively influence our sales opportunities. For example, Amazon provides an important sales channel for our products, and it recently acquired Eero, one of our competitors in the mesh WiFi systems product category. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources, but may be more nimble in developing new or disruptive technology or in entering new markets. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors in the service provider and retail spaces price their products significantly below our product costs in order to gain market share. Certain substantial competitors have business models that are more focused on customer acquisition and access to customer data rather than on financial return from product sales, and these competitors have the ability to provide sustained price competition to many of our products in the market. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution which we may not have. These companies could devote more capital resources to develop, manufacture and market competing products than we could. Our competitors may acquire other companies in the market and leverage combined resources to gain market share. In some instances, our competitors may be acquired by larger companies with additional formidable resources, such as the purchase of ARRIS by CommScope and Eero by Amazon. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

*If we fail to continue to introduce or acquire new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net revenue and gross margins.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, and manufacture and sell products that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors' products, we must continue to increase our focus and capital investment in research and development, including software development. For example, we have committed a substantial amount of resources to the development, manufacture, marketing and sale of our Nighthawk home networking products and Orbi WiFi system, and to introducing additional and improved models in these lines. If these products do not continue to maintain or achieve widespread market acceptance, or if we are unsuccessful in capitalizing on other smart home market opportunities, our future growth may be slowed and our financial results could be harmed. Also, as the mix of our business increasingly includes new products and services that require additional investment, this shift may adversely impact our margins, at least in the near-term. For example, we are making significant investments in the development and introduction of our new WiFi 6 products, including marketing efforts to build awareness of the benefits of this next-generation WiFi standard, and these efforts adversely impacted our margins in the first half of 2019. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

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

The U.S. government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, a number of countries. In particular, while China currently enjoys “most favored nation” trading status with the United States, the U.S. government has proposed to revoke that status and has implemented tariffs on a significant number of products manufactured in China. For example, a 10% tariff has already taken effect on certain products imported into the United States beginning on September 24, 2018. A previously scheduled increase in this tariff rate to 25% has been postponed, pending ongoing negotiations between the U.S. government and China. Moreover, the current U.S. administration has indicated that it is considering expanding these tariffs to additional products imported from China. Our analysis of our supply chain, manufacturing processes and product compositions is ongoing, but our review to date indicates that some of our products are affected by these tariffs. Although we have been working closely with our manufacturing partners to implement ways to mitigate the impact of these tariffs on our supply chain as promptly as reasonably practicable, including shifting production outside of China, these efforts may disrupt our operations, may not be completely successful and may result in higher long-term manufacturing costs. Moreover, there is no certainty that countries to which we have shifted our manufacturing operations will not be subject to similar tariffs in the future. As a result, we may be required to raise our prices on certain products, which could result in the loss of customers and harm to our market share, competitive position and operating performance.

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

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party manufacturers, including original design manufacturers, or ODMs, as well as contract manufacturers. In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors or are themselves competitors in certain product categories. Due to changing economic conditions, the viability of some of these third-party manufacturers may be at risk. Our ODMs are increasingly refusing to work with us on certain projects, such as projects for manufacturing products for our service provider customers. Because our service provider customers command significant resources, including for software support, and demand extremely competitive pricing, our ODMs are starting to refuse to engage on service provider terms. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third party manufacturer which would take significant effort and our business may be harmed. In addition, as we recently have transitioned a substantial portion of our manufacturing facilities to different jurisdictions, we are subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region and any disruptions due to natural disasters, health epidemics and political, social and economic instability in the region would affect the ability of our third party manufacturers to manufacture our products. In addition, our third party manufacturers have continued to increase our costs of production, particularly in the past couple of years. If these costs continue to increase, it may affect our margins and ability to lower prices for our products to stay competitive. Labor unrest in China or other locations where our products are manufactured may also affect our third party manufacturers as workers may strike and cause production delays. If our third party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing and assembling our products and our business would be significantly harmed.

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

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud management service paired with a number of our products. If malicious actors compromise this cloud service, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service is a relatively new business for us and we may not have the expertise to properly manage risks related to data security and systems security. In addition, we have recently started to make our products available for purchase directly by consumers though our website. We rely on third-party providers for a number of critical aspects of our cloud services, e-commerce site and customer support, including web hosting services, billing and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems. Our management has spent increasing amounts of time, effort and expense in this area, and in the event of the discovery of a significant product security vulnerability, we would incur additional substantial expenses and our business would be harmed. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services or customer private information, including customer personal identification information, or if these third-party systems failed for other reasons, it could result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.

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

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our systems and customer data, but these security measures cannot provide absolute security. In addition, many jurisdictions strictly regulate data privacy and protection and may impose significant penalties for failure to comply with these requirements. For example, the European Union's General Data Protection Regulation ("GDPR"), which became effective in May 2018, has required us to expend significant time and resources to prepare for compliance. Data Protection Authorities in Europe have begun to aggressively enforce the GDPR and have issued heavy fines for non-compliance against a broad range of companies. The State of California has enacted the California Consumer Privacy Act of 2018, that will go into effect beginning January 1, 2020, which will also likely require us to expend significant additional time and resources to prepare for compliance. Potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of employee error or other employee actions, hacking, fraud, social engineering or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, subject us to significant governmental fines, damage our brand and reputation, or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions in the GDPR. We cannot presently determine the impact such laws, regulations and standards will have on our business. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare or privacy laws, including the GDPR, in light of the lack of applicable precedent and regulations.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 34% of overall net revenue in the second quarter of 2019 and approximately 35% of overall net revenue in fiscal 2018. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•	exchange rate fluctuations;

•	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•	preference for locally branded products, and laws and business practices favoring local competition;

•
changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws (including potential responses to the higher tariffs on certain imported products announced by the current U.S. administration);

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 28, 2019	88,845	$30.14	88,845	960,134
April 29, 2019 - May 26, 2019	456,959	$30.70	401,915	558,219
May 27, 2019 - June 30, 2019	103,010	$25.12	78,997	479,222
Total	648,814	$29.74	569,757
_________________________

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. On July 19, 2019, our Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under our stock repurchase program of up to an incremental 4.5 million shares. During the three months ended June 30, 2019, we repurchased and retired, reported based on the trade date, approximately shares of 0.6 million common stock at a cost of 17.0 million under the authorizations.

(2)
During the three months ended June 30, 2019, we repurchased, as reported based on trade date, approximately 79,000 shares of common stock at a cost of $2.3 million to facilitate tax withholding for RSUs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1
3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2
4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104*	Cover Page Interactive Data File				X

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

*	Included in Interactive Data File covered by Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant
/s/ BRYAN D. MURRAY
Bryan D. Murray
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 2, 2019