Form 10-Q
period 2019-09-29
NETGEAR, INC.
filed 2019-11-01
CIK 1122904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 29, 2019.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 30,147,504 as of October 25, 2019.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	September 29, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$168,002	$201,047
Short-term investments	3,915	73,317
Accounts receivable, net of allowance for doubtful accounts of $1,079 and $1,254 as of September 29, 2019 and December 31, 2018, respectively	248,070	303,667
Inventories	275,584	243,871
Prepaid expenses and other current assets	31,153	35,997
Total current assets	726,724	857,899
Property and equipment, net	19,671	20,177
Operating lease right-of-use assets, net	31,610	—
Intangibles, net	11,699	17,146
Goodwill	80,721	80,721
Other non-current assets	72,636	67,433
Total assets	$943,061	$1,043,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,912	$139,748
Accrued employee compensation	18,103	31,666
Other accrued liabilities	163,333	199,472
Deferred revenue	5,812	11,086
Income taxes payable	1,314	2,020
Total current liabilities	272,474	383,992
Non-current income taxes payable	13,219	19,600
Non-current operating lease liabilities	27,178	—
Other non-current liabilities	8,052	12,232
Total liabilities	320,923	415,824
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	31	32
Additional paid-in capital	821,966	793,585
Accumulated other comprehensive loss	(18)	(15)
Accumulated deficit	(199,841)	(166,050)
Total stockholders’ equity	622,138	627,552
Total liabilities and stockholders’ equity	$943,061	$1,043,376
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net revenue	$265,858	$269,411	$745,792	$769,888
Cost of revenue	188,666	174,966	521,147	518,844
Gross profit	77,192	94,445	224,645	251,044
Operating expenses:
Research and development	19,537	20,136	57,183	63,273
Sales and marketing	33,491	37,892	103,887	114,318
General and administrative	11,887	16,184	35,467	50,403
Other operating expenses, net	212	380	1,709	1,752
Total operating expenses	65,127	74,592	198,246	229,746
Income from operations	12,065	19,853	26,399	21,298
Interest income, net	639	985	2,122	2,806
Other income (expense), net	(403)	955	425	425
Income before income taxes	12,301	21,793	28,946	24,529
Provision (benefit) for income taxes	(228)	5,483	2,735	6,668
Net income from continuing operations	12,529	16,310	26,211	17,861
Net loss from discontinued operations, net of tax	—	(7,160)	—	(8,351)
Net income	12,529	9,150	26,211	9,510
Net loss attributable to non-controlling interest in discontinued operations	—	(799)	—	(799)
Net income attributable to NETGEAR, Inc.	$12,529	$9,949	$26,211	$10,309

Net income per share - basic:
Income from continuing operations	$0.41	$0.51	$0.84	$0.56
Loss from discontinued operations attributable to NETGEAR, Inc.	—	(0.20)	—	(0.23)
Net income attributable to NETGEAR, Inc.	$0.41	$0.31	$0.84	$0.33

Net income per share - diluted:
Income from continuing operations	$0.39	$0.49	$0.81	$0.54
Loss from discontinued operations attributable to NETGEAR, Inc.	—	(0.19)	—	(0.23)
Net income attributable to NETGEAR, Inc.	$0.39	$0.30	$0.81	$0.31

Weighted average shares used to compute net income per share:
Basic	30,933	31,802	31,221	31,634
Diluted	31,819	32,974	32,327	32,826
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income	$12,529	$9,150	$26,211	$9,510
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	(37)	48	(16)	864
Change in unrealized gains and losses on available-for-sale investments	—	41	16	72
Other comprehensive income (loss), before tax	(37)	89	—	936
Tax benefit (provision) related to derivatives	7	(8)	1	(84)
Tax provision related to available-for-sale investments	—	(10)	(4)	(37)
Other comprehensive income (loss), net of tax	(30)	71	(3)	815
Comprehensive income	12,499	9,221	26,208	10,325
Comprehensive loss attributable to non-controlling interest	—	(797)	—	(797)
Comprehensive income attributable to NETGEAR, Inc.	$12,499	$10,018	$26,208	$11,122
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	NETGEAR, Inc. Stockholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2018	31,562	$32	$793,585	$(15)	$(166,050)	$627,552
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	12	—	12
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	17	—	17
Net income	—	—	—	—	12,843	12,843
Stock-based compensation	—	—	6,457	—	—	6,457
Repurchase of common stock	(436)	—	—	—	(15,000)	(15,000)
Restricted stock unit withholdings	(89)	—	—	—	(3,344)	(3,344)
Issuance of common stock under stock-based compensation plans	430	—	4,371	—	—	4,371
Balance as of March 31, 2019	31,467	$32	$804,413	$14	$(171,551)	$632,908
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(2)	—	(2)
Net income	—	—	—	—	839	839
Stock-based compensation	—	—	6,739	—	—	6,739
Repurchase of common stock	(570)	(1)	—	—	(16,979)	(16,980)
Restricted stock unit withholdings	(79)	—	—	—	(2,314)	(2,314)
Issuance of common stock under stock-based compensation plans	292	—	882	—	—	882
Balance as of June 30, 2019	31,110	$31	$812,034	$12	$(190,005)	$622,072
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(30)	—	(30)
Net income	—	—	—	—	12,529	12,529
Stock-based compensation	—	—	6,986	—	—	6,986
Repurchase of common stock	(679)	(1)	—	—	(21,965)	(21,966)
Restricted stock unit withholdings	(12)	—	—	—	(400)	(400)
Issuance of common stock under stock-based compensation plans	162	1	2,946	—	—	2,947
Balance as of September 29, 2019	30,581	$31	$821,966	$(18)	$(199,841)	$622,138

	NETGEAR, Inc. Stockholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity
Balance as of December 31, 2017	31,320	$31	$603,137	$(851)	$128,168	$—	$730,485
Adoptions of ASU 2014-09 (ASC 606 Rev Rec), ASU 2016-16, and ASU 2018-02, net of tax	—	—	—	—	8,593	—	8,593
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(49)	—	—	(49)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	631	—	—	631
Net income	—	—	—	—	5,590	—	5,590
Stock-based compensation	—	—	8,150	—	—	—	8,150
Restricted stock unit withholdings	(38)	—	—	—	(2,271)	—	(2,271)
Issuance of common stock under stock-based compensation plans	252	1	4,589	—	—	—	4,590
Balance as of April 1, 2018	31,534	$32	$615,876	$(269)	$140,080	$—	$755,719
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	53	—	—	53
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	109	—	—	109
Net loss	—	—	—	—	(5,230)	—	(5,230)
Stock-based compensation	—	—	8,970	—	—	—	8,970
Restricted stock unit withholdings	(85)	—	—	—	(4,897)	—	(4,897)
Issuance of common stock under stock-based compensation plans	332	—	1,012	—	—	—	1,012
Balance as of July 1, 2018	31,781	$32	$625,858	$(107)	$129,953	$—	$755,736
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	31	—	—	31
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	40	—	—	40
Net income attributable to NETGEAR, Inc.	—	—	—	—	9,949	—	9,949
Net loss attributable to non-controlling interest	—	—	—	—	—	(799)	(799)
Stock-based compensation expense	—	—	8,612	—	—	—	8,612
Stock-based compensation expense for Arlo's shares	—	—	—	—	—	942	942
Sale of Arlo's common stock	—	—	146,088	—	—	24,158	170,246
Repurchases of common stock	(205)	—	—	—	(15,000)	—	(15,000)
Restricted stock unit withholdings	(6)	—	—	—	(414)	—	(414)
Issuance of common stock under stock-based compensation plans	176	—	5,136	—	—	—	5,136
Balance as of September 30, 2018	31,746	$32	$785,694	$(36)	$124,488	$24,301	$934,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$26,211	$9,510
Net loss from discontinued operations	—	8,351
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,577	14,260
Stock-based compensation	20,183	20,228
Deferred income taxes	503	53
Other	253	519
Changes in assets and liabilities
Accounts receivable	55,597	18,760
Inventories	(31,713)	(36,326)
Prepaid expenses and other assets	2,960	(5,443)
Accounts payable	(54,574)	26,546
Accrued employee compensation	(13,562)	(1,521)
Other accrued liabilities	(45,240)	(5,384)
Deferred revenue	(4,152)	3,620
Income taxes payable	(7,087)	(10,432)
Net cash provided by (used in) continuing operating activities	(36,044)	42,741
Net cash provided by discontinued operating activities	—	31,115
Net cash provided by (used in) operating activities	(36,044)	73,856
Cash flows from investing activities:
Purchases of short-term investments	(282)	(70,157)
Proceeds from maturities of short-term investments	70,786	102,054
Purchases of property and equipment	(11,797)	(8,950)
Proceeds from sale of long-term investments	—	624
Purchases of long-term investments	(5,484)	—
Payments made in connection with business acquisition, net of cash acquired	—	(14,352)
Net cash provided by continuing investing activities	53,223	9,219
Net cash used in discontinued investing activities	—	(50,707)
Net cash provided by (used in) investing activities	53,223	(41,488)
Cash flows from financing activities:
Repurchases of common stock	(52,365)	(15,000)
Restricted stock unit withholdings	(6,058)	(7,583)
Proceeds from exercise of stock options	4,582	5,183
Proceeds from issuance of common stock under employee stock purchase plan	3,617	5,554
Net cash used in continuing financing activities	(50,224)	(11,846)
Net cash provided by discontinued financing activities	—	170,248
Net cash provided by (used in) financing activities	(50,224)	158,402
Net increase (decrease) in cash and cash equivalents	(33,045)	190,770
Cash and cash equivalents, at beginning of period	201,047	202,870
Cash and cash equivalents, at end of period	$168,002	$393,640
Non-cash investing and financing activities:
Change in accounts payable and other accrued liabilities relating to property and equipment additions	$3,174	$(257)
Fair value of contingent consideration in connection with business acquisition in other accrued liabilities	$—	$5,953
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global company that delivers innovative networking and Internet connected products to consumers and businesses. The Company's products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and to capitalize on technological inflection points and trends, such as WiFi 6, 5G and Pro-AV. NETGEAR's product lines consist of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as smart digital canvasses and services. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which they are sold.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. Actual results could differ materially from those estimates and operating results for the three and nine months ended September 29, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period.

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

Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. The Company will adopt the new standard when it becomes effective in the first fiscal quarter of 2020. The Company is currently in the process of developing new credit loss models and updating its controls in preparation for the adoption. Based on the composition of the Company’s investment portfolio, current market conditions, and historical credit loss activity, the Company does not expect that it will have material impacts on its financial position, results of operations or cash flows.

With the exception of the new standard discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company's financial position, results of operations and cash flows.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 29, 2019:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$58,528	$921	$1,008	$60,457

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

The following table reflects the changes in contract balances for the nine months ended September 29, 2019:

	Balance Sheet Location	September 29, 2019	December 31, 2018	$ change	% change
		(In thousands)
Accounts Receivable, net	Accounts receivable, net	$248,070	$303,667	$(55,597)	(18.3)%
Contract liabilities - current	Deferred revenue	$5,812	$11,086	$(5,274)	(47.6)%
Contract liabilities - non-current	Other non-current liabilities	$1,900	$779	$1,121	143.9%

The difference in the balances of the Company’s contract assets and liabilities as of September 29, 2019 and December 31, 2018 primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the nine months ended September 29, 2019, $10.8 million of revenue was deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $14.9 million of revenue was recognized for the satisfaction of performance obligations and $9.4 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	September 29, 2019			September 30, 2018
	Connected Home	SMB	Total	Connected Home	SMB	Total
	(In thousands)
Geographic regions:
Americas	$146,806	$31,873	$178,679	$141,883	$34,049	$175,932
EMEA	22,190	27,364	49,554	27,619	25,539	53,158
APAC	21,676	15,949	37,625	25,181	15,140	40,321
Total net revenue	$190,672	$75,186	$265,858	$194,683	$74,728	$269,411
Sales channels:
Service provider	$35,482	$972	$36,454	$30,769	$1,191	$31,960
Non-service provider	155,190	74,214	229,404	163,914	73,537	237,451
Total net revenue	$190,672	$75,186	$265,858	$194,683	$74,728	$269,411

	Nine Months Ended
	September 29, 2019			September 30, 2018
	Connected Home	SMB	Total	Connected Home	SMB	Total
	(In thousands)
Geographic regions:
Americas	$392,162	$91,716	$483,878	$416,491	$93,867	$510,358
EMEA	65,406	84,202	149,608	69,134	79,667	148,801
APAC	69,964	42,342	112,306	69,797	40,932	110,729
Total net revenue	$527,532	$218,260	$745,792	$555,422	$214,466	$769,888
Sales channels:
Service provider	$99,201	$3,370	$102,571	$118,899	$2,954	$121,853
Non-service provider	428,331	214,890	643,221	436,523	211,512	648,035
Total net revenue	$527,532	$218,260	$745,792	$555,422	$214,466	$769,888

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
The financial results of Arlo through the Distribution date are presented as income (loss) from discontinued operations, net of tax, in the unaudited condensed consolidated statement of operations. The following table presents financial results of Arlo for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
	(In thousands)
Net revenue	$131,175	$342,491
Cost of revenue	101,427	255,666
Gross profit	29,748	86,825
Operating expenses:
Research and development	14,816	32,569
Sales and marketing	11,592	25,148
General and administrative	6,905	9,859
Separation expense	6,675	25,443
Total operating expenses	39,988	93,019
Loss from operations of discontinued operations	(10,240)	(6,194)
Interest income, net	503	503
Other income (expense), net	(126)	213
Loss from discontinued operations before income taxes	(9,863)	(5,478)
Provision (benefit) for income taxes	(2,703)	2,873
Loss from discontinued operations, net of tax	$(7,160)	$(8,351)

Note 5.	Business Acquisition
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
The merger agreement provides for the payment of contingent consideration to each selling shareholder of Meural based on the achievement of certain technical and service revenue milestones through August 6, 2023, with a maximum payout of $3.5 million on each of two milestones. The valuation of the contingent consideration was derived using estimates of the probability of achievement within specified time periods, in a scenario based model for the technical milestone; and using an option pricing model in a risk neutral framework using a Monte Carlo simulation, based on projections of future service revenues for the service revenue milestone. As of acquisition date, the fair value of such contingent consideration payable to Meural’s external shareholders was determined to be $5.9 million and included in Other non-current liabilities on the unaudited condensed consolidated balance sheets. As of September 29, 2019, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of Meural have been included in the unaudited condensed consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.
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

Note 6.	Balance Sheet Components

Available-for-sale short-term investments

	As of
	September 29, 2019				December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$—	$—	$—	$—	$70,330	$1	$(17)	$70,314
Certificates of deposits	145	—	—	145	149	—	—	149
Total	$145	$—	$—	$145	$70,479	$1	$(17)	$70,463

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

Inventories

	As of
	September 29, 2019	December 31, 2018
	(In thousands)
Raw materials	$45,235	$3,427
Finished goods	230,349	240,444
Total inventories	$275,584	$243,871

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	September 29, 2019	December 31, 2018
	(In thousands)
Computer equipment	$9,885	$9,205
Furniture, fixtures and leasehold improvements	18,542	18,286
Software	28,088	28,065
Machinery and equipment	67,818	60,552
Total property and equipment, gross	124,333	116,108
Accumulated depreciation and amortization	(104,662)	(95,931)
Total property and equipment, net	$19,671	$20,177

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation and amortization expense pertaining to property and equipment was $3.0 million and $9.1 million for the three and nine months ended September 29, 2019, respectively, and $2.5 million and $8.0 million for the three and nine months ended September 30, 2018, respectively.

Intangibles, net

	As of September 29, 2019			As of December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$59,799	$(57,299)	$2,500	$59,799	$(56,978)	$2,821
Customer contracts and relationships	56,800	(48,956)	7,844	56,800	(44,280)	12,520
Other	10,345	(8,990)	1,355	10,345	(8,540)	1,805
Total intangibles, net	$126,944	$(115,245)	$11,699	$126,944	$(109,798)	$17,146

Amortization of intangibles was $1.6 million and $5.4 million for the three and nine months ended September 29, 2019, respectively, and $2.0 million and $6.2 million for the three and nine months ended September 30, 2018, respectively.

As of September 29, 2019, estimated amortization expense related to finite-lived intangibles for the remaining years is as follows (in thousands):

2019 (remaining three months)	$1,594
2020	6,205
2021	2,044
2022	527
2023	514
Thereafter	815
Total estimated amortization expense	$11,699

Other non-current assets

	As of
	September 29, 2019	December 31, 2018
	(In thousands)
Non-current deferred income taxes	$57,055	$57,557
Long-term investments	8,147	2,886
Other	7,434	6,990
Total other non-current assets	$72,636	$67,433

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other accrued liabilities

	As of
	September 29, 2019	December 31, 2018
	(In thousands)
Current operating lease liabilities	$9,765	$—
Sales and marketing	63,027	91,548
Warranty obligations	10,858	14,412
Sales returns	45,547	46,318
Freight and duty	5,519	10,586
Other	28,617	36,608
Total other accrued liabilities	$163,333	$199,472

Note 7.	Derivative Financial Instruments

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of September 29, 2019 and December 31, 2018 are summarized as follows:

		As of			As of
	Balance Sheet Location	September 29, 2019	December 31, 2018	Balance Sheet Location	September 29, 2019	December 31, 2018
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$1,050	$784	Other accrued liabilities	$150	$331
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	47	2	Other accrued liabilities	58	37
Total		$1,097	$786		$208	$368

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

The following tables set forth the offsetting of derivative assets as of September 29, 2019 and December 31, 2018:

As of September 29, 2019				Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented on the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$128	$—	$128	$(31)	$—	$97
Bank of America	—	—	—	(2)	—	(2)
Wells Fargo	969	—	969	(175)	—	794
Total	$1,097	$—	$1,097	$(208)	$—	$889

As of December 31, 2018				Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented on the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Bank of America	$323	$—	$323	$(64)	$—	$259
Wells Fargo	463	—	463	(298)	—	165
Total	$786	$—	$786	$(362)	$—	$424

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative liabilities as of September 29, 2019 and December 31, 2018:

As of September 29, 2019				Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented on the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$31	$—	$31	$(31)	$—	$—
Bank of America	2	—	2	(2)	—	—
Wells Fargo	175	—	175	(175)	—	—
Total	$208	$—	$208	$(208)	$—	$—

As of December 31, 2018				Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented on the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
J.P. Morgan Chase	$6	$—	$6	$—	$—	$6
Bank of America	64	—	64	(64)	—	—
Wells Fargo	298	—	298	(298)	—	—
Total	$368	$—	$368	$(362)	$—	$6

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

The effects of the Company's cash flow hedges in the unaudited condensed statement of operations for the three and nine months ended September 29, 2019 and September 30, 2018 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Three Months Ended September 29, 2019
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statement of operations	$265,858	$188,666	$19,537	$33,491	$11,887
Gains (losses) on cash flow hedge	$548	$(2)	$(2)	$(42)	$(7)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Three Months Ended September 30, 2018
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statement of operations	$269,411	$174,966	$20,136	$37,892	$16,184
Gains (losses) on cash flow hedge	$750	$(6)	$—	$(115)	$(32)

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Nine Months Ended September 29, 2019
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statement of operations	$745,792	$521,147	$57,183	$103,887	$35,467
Gains (losses) on cash flow hedge	$1,634	$(10)	$(47)	$(209)	$(30)

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Nine Months Ended September 30, 2018
	Net revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statement of operations	$769,888	$518,844	$63,273	$114,318	$50,403
Gains (losses) on cash flow hedge	$235	$(7)	$86	$(42)	$(41)

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through Other income (expense), net. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the nine months ended September 29, 2019 and September 30, 2018.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The pre-tax effects of the Company’s derivative instruments in OCI and the unaudited condensed consolidated statement of operations for the three and nine months ended September 29, 2019 and September 30, 2018 are summarized as follows:

Derivatives Designated as Hedging Instruments	Gains (Losses) Recognized in OCI - Effective Portion		Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion(1)
	Three Months Ended			Three Months Ended
	September 29, 2019	September 30, 2018		September 29, 2019	September 30, 2018
	(In thousands)			(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$458	$625	Net revenue	$548	$750
Foreign currency forward contracts	—	—	Cost of revenue	(2)	(6)
Foreign currency forward contracts	—	—	Research and development	(2)	—
Foreign currency forward contracts	—	—	Sales and marketing	(42)	(115)
Foreign currency forward contracts	—	—	General and administrative	(7)	(32)
Total	$458	$625		$495	$597
_________________________
(1) Refer to Note 11. Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Derivatives Designated as Hedging Instruments	Gains (Losses) Recognized in OCI - Effective Portion		Location of Gains (Losses) Reclassified from OCI into Income - Effective Portion	Gains (Losses) Reclassified from OCI into Income - Effective Portion(1)
	Nine Months Ended			Nine Months Ended
	September 29, 2019	September 30, 2018		September 29, 2019	September 30, 2018
	(In thousands)			(In thousands)
Cash flow hedges:
Foreign currency forward contracts	$1,322	$1,075	Net revenue	$1,634	$235
Foreign currency forward contracts	—	—	Cost of revenue	(10)	(7)
Foreign currency forward contracts	—	—	Research and development	(47)	86
Foreign currency forward contracts	—	—	Sales and marketing	(209)	(42)
Foreign currency forward contracts	—	—	General and administrative	(30)	(41)
Total	$1,322	$1,075		$1,338	$231
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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s non-designated hedge included in Other income (expense), net in the unaudited condensed consolidated statements of operations for the nine months ended September 29, 2019 and September 30, 2018 are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended		Nine Months Ended
		September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$1,540	$991	$2,446	$2,930

Note 8.	Net Income Per Share

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net income per share for the three and nine months ended September 29, 2019 and September 30, 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands, except per share data)
Numerator:
Net income from continuing operations	$12,529	$16,310	$26,211	$17,861
Net loss from discontinued operations	—	(7,160)	—	(8,351)
Net income	12,529	9,150	26,211	9,510
Less: Net loss attributable to non-controlling interest in discontinued operations	—	(799)	—	(799)
Net income attributable to NETGEAR, Inc.	$12,529	$9,949	$26,211	$10,309

Denominator:
Weighted average common shares - basic	30,933	31,802	31,221	31,634
Potentially dilutive common share equivalent	886	1,172	1,106	1,192
Weighted average common shares - dilutive	31,819	32,974	32,327	32,826

Basic net income per share
Net income from continuing operations	$0.41	$0.51	$0.84	$0.56
Net loss from discontinued operations attributable to NETGEAR, Inc.	—	(0.20)	—	(0.23)
Net income attributable to NETGEAR, Inc.	$0.41	$0.31	$0.84	$0.33

Diluted net income per share
Net income from continuing operations	$0.39	$0.49	$0.81	$0.54
Net loss from discontinued operations attributable to NETGEAR, Inc.	—	(0.19)	—	(0.23)
Net income attributable to NETGEAR, Inc.	$0.39	$0.30	$0.81	$0.31

Anti-dilutive employee stock-based awards, excluded	1,587	450	625	874

Note 9.	Income Taxes

The income tax provision (benefit) for the three and nine months ended September 29, 2019, was $(0.2) million, or an effective tax rate of (1.9)%, and $2.7 million, or an effective tax rate of 9.4%, respectively. The income tax provision for the three and nine months ended September 30, 2018, was $5.5 million, or an effective tax rate of 25.2%, and $6.7 million, or an effective tax rate of 27.2%, respectively. The decrease in the effective tax rate and tax expense for the three and nine months ended September 29, 2019, compared to the prior year periods, resulted primarily from the resolution of income tax examinations for the United Kingdom and Germany that concluded during the three months ended September 29, 2019. The resolution of these examinations resulted in a favorable adjustment to the Company’s uncertain tax positions. Additionally, during the three-month period, the Company finalized its US federal income tax return resulting in the recognition of favorable benefits from the true up of previous estimates. These favorable adjustments were partially offset by an increase in the overall forecasted effective tax rate caused by an estimate of the US federal Base Erosion Anti-abuse Tax (BEAT). In addition to the items noted for the three months ended September 29, 2019, the effective tax rate for the nine months ended September 29, 2019 also included a benefit related to the closing of the French tax audit.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. jurisdictions.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next twelve months is approximately $0.7 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

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

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company's purchase orders subject to acknowledgment from its suppliers. As of September 29, 2019, the Company had approximately $95.1 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Non-Trade Commitments

As of September 29, 2019, the Company had long term, non-cancellable purchase commitments of $17.4 million pertaining to non-trade activities.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warranty Obligations
Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Balance as of beginning of the period	$11,913	$15,271	$14,412	$44,068
Reclassified to sales returns upon adoption of ASC 606	—	—	—	(29,147)	*
Provision for warranty obligation made during the period	1,558	2,987	4,970	10,009
Settlements made during the period	(2,613)	(3,350)	(8,524)	(10,022)
Balance at end of period	$10,858	$14,908	$10,858	$14,908

________________________
* Upon adoption of ASC 606 on January 1, 2018, certain warranty reserve balances totaling $29.1 million were reclassified to sales returns as these liabilities are payable to the Company's customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 29, 2019.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 29, 2019.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employment Agreements

The Company has signed various change in control and severance agreements with key executives. Upon a termination without cause or resignation with good reason, executive officers would be entitled to (1) cash severance equal to the executive officer’s annual base salary, and, for the Chief Executive Officer, an additional amount equal to his target annual bonus, (2) 12 months of health benefits continuation and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control of the Company, executive officers would be entitled to (1) cash severance equal to a multiple (2x for the Chief Executive Officer and 1x for all other executive officers) of the sum of the executive officer’s annual base salary and target annual bonus, (2) a number of months (24 for the Chief Executive Officer and 12 for other executive officers) of health benefits continuation and (3) accelerated vesting of all outstanding, unvested equity awards. Severance will be conditioned upon the execution and non-revocation of a release of claims. The change in control and severance agreements will not provide for any excise tax gross ups. If the merger-related payments or benefits of the executive officer are subject to the 20% excise tax under Section 4999 of the tax code, then the executive officer will either receive all such payments and benefits subject to the excise tax or such payments and benefits will be reduced so that the excise tax does not apply, whichever approach yields the best after-tax outcome for the executive officer. The Company has no liabilities recorded for these agreements as of September 29, 2019.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

With respect to 2008 through 2010, the Company filed its appeal briefs with the Provincial Tax Court in October 2015 and the hearing for the validity of the tax assessments was held on April 21, 2016. A decision favorable to the Company was issued on May 12, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court. The Company filed its counter brief on February 5, 2017. The hearing was held on May 21, 2018, and the Company received a favorable decision on June 12, 2018. On October 14, 2019, Milan Tax Office filed an appeal with the Supreme Court. The Company will file its counter brief with the Supreme Court on or before November 23, 2019.

With respect to 2011 through 2012, the Company has filed its appeal brief on February 26, 2016 with the Provincial Tax Court to contest the relevant tax assessments. The hearing for suspension was held and the Request for Suspension of payment was granted. On October 13, 2016, the Company filed its final brief with the Provincial Tax Court. The hearing was held on October 24, 2016 and a decision favorable to the Company was issued by the Court. The Inland Revenue Agency appealed the decision before the Regional Tax Court. The Regional Tax Court heard the case on February 26, 2019 for both years and issued a decision favorable to the Company on March 11, 2019. On October 14, 2019, Milan Tax Office filed an appeal with the Supreme Court. The Company will file its counter brief with the Supreme Court on or before November 23, 2019.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On August 8, 2019, Via Vadis filed its notice of appeal to the Federal Circuit in the W.D. Texas cases. The Company’s case in N.D. California will remain stayed during the pendency of the appeal.

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

On September 3, 2019, the Company and other defendants conducted their oral argument before the Federal Circuit Court of Appeals. On September 19, 2019, the Federal Circuit affirmed the USPTO’s decisions on defendants’ IPRs invalidating all of the challenged claims. Barring any attempts by Chrimar to assert new patents that was not subject to the IPRs or appeal to the Supreme Court, the Company plans to dismiss the case before the Court in the Northern District of California.

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

In July and August of 2019, the Company and other defendants had two oral arguments before the PTAB regarding the ’296 and ’728 patents. The PTAB denied institution of petition for the’231 Patent. On October 10, 2019, the PTAB issued a Final Written Decision invalidating all of the original claims at issue in the ’296 Patent and denied Vivato’s motion to amend

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(the claims). Defendants are awaiting the PTAB decision on the ’728 Patent. Once that decision issues, the Parties will reopen the currently stayed district court case in Central District of California to address the ’231 Patent and any remaining issues.

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

The parties have settled and the case was dismissed on October 22, 2019 with non-material impact on the Company.

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

The Company’s case was consolidated with ARRIS / Ruckus and Brother. In March 2019, the Company joined a motion for judgment on the pleadings that the patent-in-suit is invalid under Section 101 led by Arris. The motion remains pending and the claim construction phase of the case is upcoming.

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

The parties have settled and the case was dismissed on August 29, 2019 with non-material impact on the Company.

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

There is also a putative class action pending in federal court in the Northern District of California, on behalf of the same class of plaintiffs, making very similar claims. The Company is not presently named in the federal action. Defendants filed motions to stay the state court actions in deference to the federal court action. The court held a hearing on April 26, 2019 to consider whether to consolidate the six lawsuits and appoint a “lead plaintiff” and another hearing on May 31, 2019 to consider defendants’ motions to stay the state court cases. On June 21, 2019, the California state court judge granted the Company’s motion to stay the state court case pending the outcome of the federal case. The case will now proceed only in federal court.

On August 6, 2019, all the defendants, including NETGEAR, filed a motion to dismiss the federal court action. Plaintiffs filed their opposition brief on September 6, 2019 and defendants filed a reply on October 4, 2019. The motion is set for hearing on December 5, 2019. The state court action remains stayed pending the outcome of the federal action.
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

On October 12, 2019, the Company attended oral hearings for the infringement and invalidity cases for CN103138979B related to the parental control functionalities before the BMIPO, and the invalidity case for the same patent before the Heifei IPO. The Company has since received a notice that the Plaintiff withdrew the infringement case for Patent CN100502338C related to QoS functionality before the BMIPO. The invalidity cases for the QoS patent before both Beijing and Heifei IPO’s remain pending and the Company is awaiting notice(s) for oral hearing(s). The two Heifei infringement cases remain stayed pending resolution of the BMIPO infringement cases.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In lieu of filing its Answer on October 15, 2019, the Company filed a partial motion to dismiss against one of the asserted claims based on unpatentable subject matter. The Company’s Answer will not be due until the Motion to Dismiss is decided.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Wireless Transport v. NETGEAR Inc.

On July 29, 2019, Wireless Transport. (“Wireless Transport”), a non-practicing entity, sued the Company and other defendants (including Ruckus, Extreme Networks, Proxim Wireless, Aerohive, Alcatel Lucent, and Fortinet) in the District of Delaware. The Complaint asserts that the Company’s ProSafe Wireless Access Points and Controllers and the Managed Pro Switches infringe US Pat. No. 6,563,813, entitled “Wireless Transport Protocol” related to a wireless transport protocol for data packets transmitted over a wireless network. The Parties have filed a joint motion to stay the case pending discussions regarding possible early resolution of the matter.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Note 11.	Stockholders' Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. On July 19, 2019, the Company's Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under the Company's stock repurchase program of up to an incremental 4.5 million shares. As of September 29, 2019, 4.3 million shares remained authorized for repurchase under the repurchase program. During the nine months ended September 29, 2019, the Company repurchased, reported based on trade date, approximately 1.7 million shares of common stock at a cost of approximately $53.9 million under the repurchase authorization. Similarly, during the nine months ended September 30, 2018, the Company repurchased, reported based on trade date, approximately 0.2 million shares of common stock at a cost of approximately $15.0 million under the repurchase authorization.

The Company repurchased, as reported based on trade date, approximately 0.2 million shares of common stock at a cost of approximately $6.1 million to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the nine months ended September 29, 2019. Similarly, during the nine months ended September 30, 2018, the Company repurchased, as reported based on trade date, approximately 0.1 million shares of common stock at a cost of approximately $7.6 million to facilitate tax withholding for RSUs.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component for the nine months ended September 29, 2019 and September 30, 2018:

	Unrealized gains (losses) on available-for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2018	$(18)	$(8)	$11	$(15)
Other comprehensive income (loss) before reclassifications	16	1,322	(284)	1,054
Less: Amount reclassified from accumulated other comprehensive income	—	1,338	(281)	1,057
Net current period other comprehensive income (loss)	16	(16)	(3)	(3)
Balance as of September 29, 2019	$(2)	$(24)	$8	$(18)

	Unrealized gains (losses) on available-for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2017	$(146)	$(838)	$133	$(851)
Other comprehensive income (loss) before reclassifications	72	1,075	(165)	982
Less: Amount reclassified from accumulated other comprehensive income	—	211	(44)	167
Net current period other comprehensive income (loss)	72	864	(121)	815
Balance as of September 30, 2018	$(74)	$26	$12	$(36)

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and nine months ended September 29, 2019 and September 30, 2018:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 29, 2019		Nine Months Ended September 29, 2019
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
	(In thousands)		(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$548	Net revenue	$1,634	Net revenue
Foreign currency forward contracts	(2)	Cost of revenue	(10)	Cost of revenue
Foreign currency forward contracts	(2)	Research and development	(47)	Research and development
Foreign currency forward contracts	(42)	Sales and marketing	(209)	Sales and marketing
Foreign currency forward contracts	(7)	General and administrative	(30)	General and administrative
	495	Total from continuing operations before tax	1,338	Total from continuing operations before tax
	(104)	Tax impact from continuing operations	(281)	Tax impact from continuing operations
	391	Total, from continuing operations net of tax	1,057	Total, from continuing operations net of tax
	—	Total, from discontinued operations net of tax	—	Total, from discontinued operations net of tax
	$391	Total, net of tax	$1,057	Total, net of tax

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Amount Reclassified from AOCI	Affected Line Item in the Statements of Operations	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
	(In thousands)		(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency forward contracts	$750	Net revenue	$235	Net revenue
Foreign currency forward contracts	(6)	Cost of revenue	(7)	Cost of revenue
Foreign currency forward contracts	—	Research and development	86	Research and development
Foreign currency forward contracts	(115)	Sales and marketing	(42)	Sales and marketing
Foreign currency forward contracts	(32)	General and administrative	(41)	General and administrative
	597	Total from continuing operations before tax	231	Total from continuing operations before tax
	(125)	Tax impact from continuing operations	(49)	Tax impact from continuing operations
	472	Total, from continuing operations net of tax	182	Total, from continuing operations net of tax
	197	Total, from discontinued operations net of tax	(15)	Total, from discontinued operations net of tax
	$669	Total, net of tax	$167	Total, net of tax

Note 12.	Employee Benefit Plans

The Company grants options and RSUs under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Award vesting periods for this plan are generally four years. In January 2019, the Company received the approval from its Compensation Committee to increase the number of shares that the Company may issue under the 2016

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

plan to a new total of 3.1 million shares, pursuant to the adjustment provisions of the 2016 Plan as a result of the Distribution. As of September 29, 2019, approximately 1.6 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. As of September 29, 2019, approximately 0.6 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity during the nine months ended September 29, 2019 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	1,969	$25.30
Granted	502	$26.61
Exercised	(226)	$20.31
Cancelled	(16)	$36.27
Expired	(15)	$40.00
Outstanding as of September 29, 2019	2,214	$25.93

RSU Activity

RSU activity during the nine months ended September 29, 2019 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	1,627	$34.31
Granted	693	$31.37
Vested	(535)	$31.62
Cancelled	(105)	$35.12
Outstanding as of September 29, 2019	1,680	$33.90

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below sets forth the weighted average assumptions used to estimate the fair value of option grants and purchase rights granted during the three and nine months ended September 29, 2019 and September 30, 2018.

	Three Months Ended				Nine Months Ended
	Stock Options		ESPP		Stock Options		ESPP
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Expected life (in years)	6.2	4.4	0.5	0.5	6.2	4.4	0.5	0.5
Risk-free interest rate	1.85%	2.79%	1.83%	2.22%	1.85%	2.36%	2.06%	2.00%
Expected volatility	33.9%	33.5%	44.5%	38.8%	33.9%	31.1%	43.9%	37.9%
Dividend yield	—	—	—	—	—	—	—	—

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Cost of revenue	$706	$619	$2,129	$1,754
Research and development	1,496	1,037	3,976	3,171
Sales and marketing	2,097	1,970	6,223	6,363
General and administrative	2,687	2,492	7,855	8,940
Total stock-based compensation	$6,986	$6,118	$20,183	$20,228

As of September 29, 2019, $10.3 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years. $48.3 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.4 years.

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

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, separation expense, change in fair value of contingent consideration, restructuring and other charges, litigation reserves, net, interest income, net and other income (expense), net. The CODM does not evaluate operating segments using discrete asset information.

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands, except percentage data)
Net revenue:
Connected Home	$190,672	$194,683	$527,532	$555,422
SMB	75,186	74,728	218,260	214,466
Total net revenue	$265,858	$269,411	$745,792	$769,888
Contribution income:
Connected Home	$18,934	$30,071	$52,257	$67,222
Contribution margin	9.9%	15.4%	9.9%	12.1%
SMB	$18,750	$20,593	$52,855	$51,750
Contribution margin	24.9%	27.6%	24.2%	24.1%
Total segment contribution income	$37,684	$50,664	$105,112	$118,972
Corporate and unallocated costs	(16,901)	(22,391)	(51,609)	(69,727)
Amortization of intangibles (1)	(1,520)	(1,922)	(5,212)	(5,967)
Stock-based compensation expense	(6,986)	(6,118)	(20,183)	(20,228)
Separation expense	—	(379)	(264)	(379)
Change in fair value of contingent consideration	(199)	—	(199)	—
Restructuring and other charges	77	(1)	(1,146)	(1,368)
Litigation reserves, net	(90)	—	(100)	(5)
Interest income, net	639	985	2,122	2,806
Other income (expense), net	(403)	955	425	425
Income before income taxes	$12,301	$21,793	$28,946	$24,529
_________________________

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.

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

The following table shows net revenue by geography for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
United States (U.S.)	$174,805	$173,580	$473,381	$501,153
Americas (excluding U.S.)	3,874	2,352	10,497	9,205
EMEA	49,554	53,158	149,608	148,801
APAC	37,625	40,321	112,306	110,729
Total net revenue	$265,858	$269,411	$745,792	$769,888

Long-lived assets by Geographic Region
Long-lived assets include purchased intangibles, goodwill and property and equipment. The Company's property and equipment are located in the following geographic locations:

	As of
	September 29, 2019	December 31, 2018
	(In thousands)
United States	$4,698	$4,993
Canada	3,641	4,359
EMEA	344	95
China	4,389	7,652
APAC (excluding China)	6,599	3,078
Total property and equipment, net	$19,671	$20,177

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14.	Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 29, 2019 and December 31, 2018:

	As of September 29, 2019
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$31,572	$31,572	$—	$—
Available-for-sale investments: certificates of deposit (1)	145	—	145	—
Trading securities: mutual funds (1)	3,770	3,770	—	—
Foreign currency forward contracts (2)	1,097	—	1,097	—
Total assets measured at fair value	$36,584	$35,342	$1,242	$—
Liabilities:
Foreign currency forward contracts (3)	$208	$—	$208	$—
Contingent considerations (4)	6,152	—	—	6,152
Total liabilities measured at fair value	$6,360	$—	$208	$6,152

	As of December 31, 2018
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$22,573	$22,573	$—	$—
Available-for-sale debt investments: U.S. treasuries (1)	70,314	—	70,314	—
Available-for-sale investments: certificates of deposit (1)	149	—	149	—
Trading securities: mutual funds (1)	2,854	2,854	—	—
Foreign currency forward contracts (2)	786	—	786	—
Total assets measured at fair value	$96,676	$25,427	$71,249	$—
Liabilities:
Foreign currency forward contracts (3)	$368	$—	$368	$—
Contingent considerations (4)	5,953	—	—	5,953
Total liabilities measured at fair value	$6,321	$—	$368	$5,953

_________________________

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

(3)	Included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

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

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s investments in cash equivalents and trading securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company’s available-for-sale investments are classified within Level 2 of the fair value hierarchy because they are valued based on readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of September 29, 2019 and December 31, 2018, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company's contingent considerations resulting from acquisitions are classified within Level 3 of the fair value hierarchy as the valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

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

The components of lease cost were as follows:

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
	(in thousands)
Operating lease cost	$2,977	$8,928
Short-term lease cost (1)	121	1,004
Total lease cost (2)	$3,098	$9,932
(1) Included variable lease cost, which was immaterial.
(2) Included in cost of revenue, sales and marketing, research and development and general and administration in the Company’s unaudited condensed statement of operations.

NETGEAR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
September 29, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$8,982

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$834

Supplemental balance sheet information related to leases was as follows:

As of September 29, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	4.6

Weighted Average Discount Rate
Operating leases	3.8%

As of September 29, 2019, maturity analysis of operating lease liabilities were as follows (in thousands):

Operating Lease
2019 (remaining three months)	$2,936
2020	10,165
2021	8,015
2022	6,980
2023	4,502
Thereafter	7,691
Total lease payments	40,289
Less imputed interest	(3,346)
Total	$36,943

As of December 31, 2018, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Leases (1)
2019	$11,900
2020	9,986
2021	7,785
2022	6,856
2023	4,478
Thereafter	7,725
Total future minimum lease payments	$48,730
(1) Amounts are based on ASC 840 Leases that was superseded upon the adoption of ASC 842 Leases on January 1, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Executive Overview

We are a global company that delivers innovative networking and Internet connected products to consumers and businesses. Our products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and to capitalize on technological inflection points and trends, such as WiFi 6, 5G and Pro-AV. Our product lines consist of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as smart digital canvasses. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which our products are sold.

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

We operate and report in two segments: Connected Home, and Small and Medium Business ("SMB"). We believe that this structure reflects our current operational and financial management, and provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions, 4G/5G mobile products, and smart devices such as Orbi Voice smart speakers and Meural digital canvasses. The SMB segment is focused on small and medium-sized businesses and consists of business networking, storage, wireless LAN, and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”).

The markets in which all of our segments operate are intensely competitive and subject to rapid technological change. We believe that the principal competitive factors in the consumer and small and medium business markets for networking products include product breadth, price points, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, security, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and subscription services, enhancing our current products, expanding our channels and maintaining customer satisfaction worldwide. Our investments reflect our enhanced focus on cybersecurity relating to our products and systems, as the threat of cyber-attacks and exploitation of potential security vulnerabilities in our industry is on the rise and is increasingly a significant consumer concern.

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

During the three months ended September 29, 2019, our net revenue and income from operations decreased by $3.6 million and $7.8 million compared to the prior year period, respectively. The decrease in net revenue was primarily attributable to the Connected Home segment, which experienced a decline of 2.1% due to lower sales of home wireless and broadband modem and gateway products across all three regions, partially offset by increased sales of mobile products in Americas. SMB net revenue increased 0.6%, compared with the prior year period, mainly attributable to growth in net revenue of switch products, partially offset by decline in net revenue of network storage products. Gross margin decreased from 35.1% in the prior year period to 29.0%, primarily due to a combination of higher channel promotional activity relative to revenue, higher provisions for sales returns, foreign exchange headwinds, and higher product acquisition costs. The decline in gross margin was partially offset by a decrease of $9.5 million in operating expenses, primarily due to lower expenditures in sales and marketing of $4.4 million, general and administrative of $4.3 million, and research and development of $0.6 million. The decline in operating expenses was mainly due to lower personnel-related expenditures resulting from reduced headcount, and lower IT and facilities expenditures post separation with Arlo.

On a geographic basis, net revenue increased in Americas and decreased in EMEA and APAC in the three months ended September 29, 2019 as compared to the prior year period. The increase in Americas net revenue was primarily driven by growth in net revenue of our mobile products, partially offset by lower net revenue of our home wireless, broadband modem and gateway, and switch products. The decline in EMEA was primarily attributable to lower net revenue of our home wireless products, partially offset by increased net revenue of our switch products. APAC net revenue decreased due to a decline in net revenue of broadband modem and gateway and mobile products, partially offset by increased revenue of our switch products.

We experienced softness in demand in International territories in the third quarter of 2019, driven by weaker demand in Europe and the deteriorating political situation in China/Hong Kong affecting the APAC region. In addition, the North America WiFi market contracted compared to the prior year period. Looking forward to the fourth quarter of 2019, we expect net revenue to decline sequentially compared to the current period and be in the range of $240 million to $255 million. We expect the decline in the North America WiFi market to moderate in the first half of 2020. We will continue to capitalize on technological inflection points like WiFi 6 through new product introductions, to develop and roll out service offerings to build recurring service revenue streams and to grow share in Pro-AV switches. We expect service provider net revenue to be approximately $30 million to $35 million in the fourth quarter of 2019 having achieved $102.6 million in the nine months ended September 29, 2019.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of operations for the three and nine months ended September 29, 2019, with the comparable reporting periods in the preceding year.

	Three Months Ended				Nine Months Ended
	September 29, 2019		September 30, 2018		September 29, 2019		September 30, 2018
	(In thousands, except percentage data)
Net revenue	$265,858	100.0%	$269,411	100.0%	$745,792	100.0%	$769,888	100.0%
Cost of revenue	188,666	71.0%	174,966	64.9%	521,147	69.9%	518,844	67.4%
Gross profit	77,192	29.0%	94,445	35.1%	224,645	30.1%	251,044	32.6%
Operating expenses:
Research and development	19,537	7.3%	20,136	7.5%	57,183	7.7%	63,273	8.2%
Sales and marketing	33,491	12.6%	37,892	14.1%	103,887	13.9%	114,318	14.9%
General and administrative	11,887	4.5%	16,184	6.0%	35,467	4.8%	50,403	6.5%
Other operating expenses, net	212	0.1%	380	0.1%	1,709	0.2%	1,752	0.2%
Total operating expenses	65,127	24.5%	74,592	27.7%	198,246	26.6%	229,746	29.8%
Income from operations	12,065	4.5%	19,853	7.4%	26,399	3.5%	21,298	2.8%
Interest income, net	639	0.3%	985	0.4%	2,122	0.3%	2,806	0.3%
Other income (expense), net	(403)	(0.2)%	955	0.3%	425	0.1%	425	0.1%
Income before income taxes	12,301	4.6%	21,793	8.1%	28,946	3.9%	24,529	3.2%
Provision (benefit) for income taxes	(228)	(0.1)%	5,483	2.0%	2,735	0.4%	6,668	0.9%
Net income from continuing operations	$12,529	4.7%	$16,310	6.1%	$26,211	3.5%	$17,861	2.3%

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

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
Americas	$178,679	1.6%	$175,932	$483,878	(5.2)%	$510,358
Percentage of net revenue	67.2%		65.3%	64.8%		66.3%
EMEA	$49,554	(6.8)%	$53,158	$149,608	0.5%	$148,801
Percentage of net revenue	18.6%		19.7%	20.1%		19.3%
APAC	$37,625	(6.7)%	$40,321	$112,306	1.4%	$110,729
Percentage of net revenue	14.2%		15.0%	15.1%		14.4%
Total net revenue	$265,858	(1.3)%	$269,411	$745,792	(3.1)%	$769,888

Americas

The increase in Americas net revenue in the three months ended September 29, 2019, compared to the prior year period, was primarily driven by growth in net revenue from our mobile products, partially offset by lower net revenue of our home wireless, broadband modem and gateway, and switch products. The decrease in Americas net revenue in the nine months ended September 29, 2019, compared to the prior year period, was primarily driven by lower net revenue of our home wireless and mobile products, partially offset by higher net revenue of our broadband modem and gateway products. The growth and decline in net revenue from our mobile products was driven by sales to service provider customers, which increased by $8.8 million and fell by $20.3 million in the three and nine months ended September 29, 2019, respectively. In addition, the North America WiFi market contracted compared to the prior year periods. Additionally, net revenue was negatively impacted by provisions for channel promotion activities and sales returns deemed to be a reduction of revenue increasing disproportionately in the three and nine months ended September 29, 2019, compared to the prior year periods. On a segment basis, Connected Home net revenue grew by 3.5% and fell by 5.8% and SMB net revenue fell by 6.4% and 2.3% in the three and nine months ended September 29, 2019, compared to the prior year periods, respectively.

EMEA

The decrease in EMEA net revenue in the three months ended September 29, 2019, compared to the prior year period, was primarily driven by lower net revenue of our home wireless products, partially offset by increased net revenue of our switch products. Continuing uncertainty around Brexit in the United Kingdom and a negative impact from the strengthening of the U.S. dollar contributed to the decrease. EMEA net revenue slightly increased in the nine months ended September 29, 2019, compared to the prior year period, primarily due to the increased net revenue of our mobile and switch products, substantially offset by a decrease in net revenue of our home wireless products.

APAC

Net revenue for the three months ended September 29, 2019 fell compared to the prior year period mainly due to a decrease in net revenue of broadband modem and gateway and mobile products, partially offset by increased revenue of our switch products. The reduction in net revenue was driven in part by the deteriorating political situation in China/Hong Kong. Net revenue increased in the nine months ended September 29, 2019 compared to the prior year period primarily due to increased net revenue of our switch and mobile products, partially offset by decreased net revenue of our network storage and home wireless products.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of the following: the cost of finished products from our third party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; import duties/tariffs; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; amortization of certain acquired intangibles and capitalized software development costs; and costs attributable to the provision of service offerings.

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

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
Cost of revenue	$188,666	7.8%	$174,966	$521,147	0.4%	$518,844
Gross margin	29.0%		35.1%	30.1%		32.6%

Cost of revenue increased for the three and nine months ended September 29, 2019, compared to the prior year periods, due to an increase in product acquisition costs. The increase in acquisition costs was mainly due to the migration of our supply chain outside of China in response to the imposition of Section 301 tariffs. Provision for warranty costs increased for the three months ended and declined for the nine months ended September 29, 2019, respectively, compared to the prior periods.

Gross margin decreased for the three and nine months ended September 29, 2019 compared to the prior year periods, primarily due to an increase in channel promotional activities relative to revenue, higher provisions for sales returns, foreign exchange headwinds due to the strengthening of the U.S. dollar, and higher product acquisition costs.

We expect gross margin percentage for the fourth quarter of 2019 to be in line with the third quarter of 2019. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; import customs duties and imposed tariffs; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service provider customers. We expect that revenue derived from paid subscription service plans will increase in the future, which may have a positive impact on our gross margin. From time to time, however, we may experience fluctuations in our gross margin as a result of the factors discussed above.

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

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
Research and development expense	$19,537	(3.0)%	$20,136	$57,183	(9.6)%	$63,273

Research and development expense decreased for the three months ended September 29, 2019, compared to the prior year period, mainly due to declines in IT and facility allocations of $0.8 million, and personnel-related expenditures of $0.4 million, partially offset by an increase in engineering projects and outside professional services of $0.5 million. Research and development expense decreased for the nine months ended September 29, 2019, compared to the prior year period, mainly due to decreases in IT and facility allocations of $5.3 million, and personnel-related expenditures of $0.6 million. The declines in IT and facility allocations in both periods primarily resulted from reduced expenditures post separation with Arlo. Research and development headcount decreased from 269 as of September 30, 2018 to 263 as of September 29, 2019.
We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services to combat competitive pressures. We continue to invest in research and development to grow our cloud platform capabilities, and connected home products portfolio including services and mobile applications, expand our Pro-AV, web-managed, app-managed, 10Gig and PoE switch products, and develop innovative WiFi and 4G/5G mobile Advanced and 5G coverage solutions. For the fourth quarter of fiscal 2019, we expect research and development expenses to be in line with the third quarter of 2019 in absolute dollars while we allocate resources to help accelerate growth in key strategic areas such as the continued development of our WiFi 6 product portfolio as well as service offerings. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
Sales and marketing expense	$33,491	(11.6)%	$37,892	$103,887	(9.1)%	$114,318

Sales and marketing expense decreased for the three and nine months ended September 29, 2019, compared to the prior year periods. The decrease in both periods was primarily attributable to decreases in personnel-related expenditures of $2.2 million and $7.3 million, marketing expenditures of $1.0 million and $1.9 million, and IT and facility allocation of $1.0 million and $1.1 million, respectively. The reduction in personnel-related expenditures in both periods was primarily attributable to headcount reducing from 314 employees as of September 30, 2018 to 281 employees as of September 29, 2019. The fall in headcount was primarily associated with restructuring activities initiated in the fourth quarter of 2018.

We expect our sales and marketing expense to be in line with the third quarter of 2019 in absolute dollars. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of net revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of net revenue per authoritative guidance.

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

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
General and administrative expense	$11,887	(26.6)%	$16,184	$35,467	(29.6)%	$50,403

General and administrative expense decreased for the three and nine months ended September 29, 2019, compared to the prior year periods. The decrease in both periods was primarily due to declines of $1.9 million and $6.2 million in personnel-related expenditures, $0.9 million and $3.4 million in legal and professional services, $0.8 million and $3.3 million in other general corporate expenses, and $0.4 million and $1.3 million in IT and facility allocations, respectively. The decrease in personnel-related expenditures in the three months ended September 29, 2019 was mainly due to lower variable compensation as compared with the prior year. The decrease in personnel-related expenditures in the nine months ended September 29, 2019 was mainly due to lower average headcount and lower variable compensation. The reduction in other general corporate expenses in both periods primarily related to reductions in value-added tax expense previously incurred due to refunds and accrual adjustments. Headcount was 147 as of September 29, 2019 and September 30, 2018.
We expect our general and administrative expenses for the fourth quarter of year as a percentage of net revenue to increase slightly sequentially. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 10. Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Other operating expenses, net

Other operating expenses, net consists of separation expense, restructuring and other charges, litigation reserves, net and change in the fair value of contingent consideration.

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
Other operating expenses, net	$212	(44.2)%	$380	$1,709	(2.5)%	$1,752

Other operating expenses, net in the three and nine months ended September 29, 2019 was flat as compared to the prior year periods.

Interest Income, Net and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other non-operating income and expenses. The following table presents interest income and other income (expense), net for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
Interest income, net	$639	(35.1)%	$985	$2,122	(24.4)%	$2,806
Other income (expense), net	(403)	**	955	425	0.0%	425
Total	$236	(87.8)%	$1,940	$2,547	(21.2)%	$3,231
**Percentage change not meaningful.

Interest income, net decreased for the three and nine months ended September 29, 2019, mainly due to lower cash and cash equivalents and short term invested balances.

The change in other income and expense in the three months to September 29, 2019 compared to the prior year was primarily due to unfavorable currency movements. Other income (expense), net for the nine months ended September 30, 2018 included an impairment charge of $1.4 million pertaining to a long-term investment incurred in the three months ended April 1, 2018, which was offset by favorable currency movements. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three and nine months ended September 29, 2019. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 7. Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
Provision (benefit) for income taxes	$(228)	**	$5,483	$2,735	(59.0)%	$6,668
Effective tax rate	(1.9)%		25.2%	9.4%		27.2%
**Percentage change not meaningful.

The decrease in the effective tax rate and tax expense for the three and nine months ended September 29, 2019, compared to the prior year periods, resulted primarily from the resolution of income tax examinations for the United Kingdom and Germany that concluded during the three months ended September 29, 2019. The resolution of these examinations resulted in a favorable adjustment to our uncertain tax positions. Additionally, during the three month period, we finalized our US federal tax return which resulted in the recognition of favorable benefits from the true-up of previous estimates. These favorable adjustments were partially offset by an increase in the overall forecasted effective tax rate caused by an estimate of the US federal Base Erosion Anti-abuse Tax (BEAT). The effective tax rate for the nine months ended September 29, 2019 also included a benefit related to the closing of the French tax audit.

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
Connected Home

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(in thousands, except percentage data)
Net revenue	$190,672	(2.1)%	$194,683	$527,532	(5.0)%	$555,422
Percentage of total net revenue	71.7%		72.3%	70.7%		72.1%
Contribution income	$18,934	(37.0)%	$30,071	$52,257	(22.3)%	$67,222
Contribution margin	9.9%		15.4%	9.9%		12.1%

The decrease in Connected Home segment net revenue in the three months ended September 29, 2019, compared to the prior year period, was primarily due to lower net revenue of home wireless and broadband modem and gateway products, partially offset by increased net revenue of our mobile products. The decrease in Connected Home segment net revenue in the nine months ended September 29, 2019, compared to the prior year period, was primarily due to lower net revenue of home wireless and mobile products, partially offset by increased net revenue of our broadband modem and gateway products. In addition, the North America WiFi market contracted compared to the prior year periods. The growth and decline in net revenue from our mobile products was driven by net revenue from service provider customers, which increased by $7.5 million and fell by $14.7 million in the three and nine months ended September 29, 2019, respectively. On a geographic basis, we experienced net revenue declines in our international territories in the three months ended September 29, 2019, driven by foreign exchange headwinds, weaker than expected demand in Europe and APAC. These declines were partially offset by growth in the Americas attributable to service provider customers. In the nine months ended September 29, 2019 compared to the prior year period, we experienced net revenue declines in the Americas and EMEA, and slight growth in APAC.

Contribution income decreased in both three and nine months ended September 29, 2019, compared to the prior year periods, primarily resulting from lower net revenue and lower gross margin attainment, partially offset by lower operating expenses as a proportion of net revenue. Gross margin during the three and nine months ended September 29, 2019 was lower than the prior year comparative periods due to higher provisions for sales returns, channel promotion activities, foreign exchange headwinds due to the strengthening of the U.S. dollar, and higher product acquisition costs.

SMB

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(in thousands, except percentage data)
Net revenue	$75,186	0.6%	$74,728	$218,260	1.8%	$214,466
Percentage of total net revenue	28.3%		27.7%	29.3%		27.9%
Contribution income	$18,750	(8.9)%	$20,593	$52,855	2.1%	$51,750
Contribution margin	24.9%		27.6%	24.2%		24.1%

SMB segment net revenue increased for the three and nine months ended September 29, 2019, compared to the prior year periods, primarily due to increases in our switch products, partially offset by declines from our network storage products. The increases in net revenue in both periods were driven in part by new product introductions. Geographically, net revenue increased in EMEA and APAC, partially offset by declines in Americas in the three and nine months ended September 29, 2019, compared to the prior year periods.

Contribution income decreased for the three months ended September 29, 2019, compared to the prior year period, primarily as a result of the lower gross margin attainment due to an increase in channel marketing activities relative to revenue and higher product acquisition costs, partially offset by lower operating expenditures as a proportion of net revenue. Contribution income increased for the nine months ended September 29, 2019, compared to the prior year period, primarily as a result of higher net revenue and lower operating expenditures, partially offset by lower gross margin attainment.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments, and cash generated from operations. As of September 29, 2019, we had cash, cash equivalents and short-term investments totaling $171.9 million. Our cash and cash equivalents balance decreased from $201.0 million as of December 31, 2018 to $168.0 million as of September 29, 2019. Our short-term investments decreased from $73.3 million as of December 31, 2018 to $3.9 million as of September 29, 2019.

As of September 29, 2019, approximately 53% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the US, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

The following table presents our cash flows for the periods presented.

	Nine Months Ended
	September 29, 2019	September 30, 2018
	(In thousands)
Cash provided by (used in):
Continuing operating activities	$(36,044)	$42,741
Continuing investing activities	53,223	9,219
Continuing financing activities	(50,224)	(11,846)
Net increase in cash and cash equivalents from discontinued operations	—	150,656
Net cash increase (decrease)	$(33,045)	$190,770

Continuing operating activities

Net cash used in operating activities was $36.0 million for the nine months ended September 29, 2019 compared to $42.7 million of net cash provided by operating activities in the prior year period, primarily due to higher net cash outflow from working capital, partially offset by higher net income. The higher net cash outflow from working capital was driven by higher payments to suppliers and higher inventory holding in part to support our supply chain migration outside of China in response to the imposition of Section 301 tariffs on our products.

Our DSO decreased to 85 days as of September 29, 2019 as compared to 97 days as of December 31, 2018. Our accounts payable decreased from $139.7 million as of December 31, 2018 to $83.9 million as of September 29, 2019. Inventory increased from $243.9 million as of December 31, 2018 to $275.6 million as of September 29, 2019. The increase in inventory primarily related to purchase of long lead time components. Ending inventory turns were 2.7 in the three months ended September 29, 2019 down from 3.3 turns in the three months ended December 31, 2018.

Continuing investing activities

Net cash provided by investing activities increased by $44.0 million to $53.2 million for the nine months ended September 29, 2019 from $9.2 million in the prior year period, primarily due to higher net proceeds from maturities of short-term investments, partially offset by increased capital expenditures and long-term investments. In addition, we had a cash outflow of $14.4 million in connection with the acquisition of Meural in the third quarter of 2018 with no corresponding outflow in the nine months ended September 29, 2019.

Continuing financing activities

Net cash used in financing activities increased by $38.4 million in the nine months ended September 29, 2019 compared to the prior year period, primarily attributable to increased repurchases of our common stock.

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. On July 19, 2019, our Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under our stock repurchase program of up to an incremental 4.5 million shares. As of September 29, 2019, 4.3 million shares remained authorized for repurchase under the repurchase program. During the nine months ended September 29, 2019, we repurchased and retired, reported based on trade date, approximately 1.7 million shares of common stock at a cost of approximately $53.9 million. During the nine months ended September 30, 2018, we repurchased and retired, reported based on trade date, approximately 0.2 million shares of common stock at a cost of approximately $15.0 million. During the nine months ended September 29, 2019 and September 30, 2018, we also repurchased and retired, reported based on trade date, approximately 0.2 million and 0.1 million shares of common stock, at a cost of approximately $6.1 million and $7.6 million, respectively, to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. For a detailed discussion of our common stock repurchases, refer to Note 11. Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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
We have entered into various master purchase agreements for inventory with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on our purchase orders subject to acknowledgment from our suppliers. As of September 29, 2019, we had approximately $95.1 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

As of September 29, 2019, we had long term, non-cancellable purchase commitments of $17.4 million pertaining to non-trade activities.

As of September 29, 2019, we had an estimated long term liability of $4.3 million related to a one-time transaction tax that resulted from the passage of the Tax Act.
As of September 29, 2019, we had $11.2 million of gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months is approximately $0.7 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.
For further detail, refer to the contractual obligations disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Arrangements
As of September 29, 2019, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the nine months ended September 29, 2019, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The U.S. government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, a number of countries. In particular, while China currently enjoys “most favored nation” trading status with the United States, the U.S. government has proposed to revoke that status and has implemented tariffs on a significant number of products manufactured in China and imported into the United States. Since June 1, 2018, the U.S. government has been subjecting various classifications of items that are considered to be of China origin to additional duties under Section 301 of the U.S. Trade Act of 1974. During 2018, the U.S. Trade Representative (“USTR”) announced three separate tranches of items (known as lists 1, 2 and 3) that carried additional Section 301 duties if the items were products of China. Currently, items on lists 1 through 3 carry penalty duty rates of 25% on items of China origin. On August 13, 2019, the USTR announced the issuance of two additional lists (known as lists 4a and 4b), having effective dates of September 1, 2019 and December 15, 2019, respectively. Lists 4a and 4b have duty rates of 15% if the items are of China origin. Discussions between the U.S. government and China are ongoing and uncertain in nature. Threats of increases to the Section 301 tariffs continue to occur as the negotiations continue. Our analysis of our supply chain, manufacturing processes and product compositions is ongoing, but our review to date indicates that most of our product types fall under the currently effective lists discussed above, if the item was deemed to be a product of China. Although we have been working closely with our manufacturing partners to implement ways to mitigate the impact of these tariffs on our supply chain as promptly as reasonably practicable, including shifting production outside of China, these efforts may disrupt our operations, may not be completely successful and may result in higher long-term manufacturing costs. Moreover, there is no certainty that countries to which we have shifted our manufacturing operations will not be subject to similar tariffs in the future. As a result, we may be required to raise our prices on certain products, which could result in the loss of customers and harm to our market share, competitive position and operating performance.

Additionally, the imposition of tariffs is dependent upon the classification of items under the Harmonized Tariff System ("HTS") and the country of origin of the item. Determination of the HTS and the origin of the item is a technical matter that can be subjective in nature. Accordingly, although we believe our classifications of both HTS and origin are appropriate, there is no certainty that the U.S. government will agree with us. If the U.S. government does not agree with our determinations, we could be required to pay additional amounts, including potential penalties, and our profitability would be adversely impacted.

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

In addition, availability of our products from third-party manufacturers and our ability to distribute our products into the United States and non-U.S. jurisdictions may be impacted by factors such as an increase in duties, tariffs or other restrictions on trade; raw material shortages, work stoppages, strikes and political unrest; economic crises and international disputes or conflicts; changes in leadership and the political climate in countries from which we import products; and failure of the United States to maintain normal trade relations with China and other countries. Any of these occurrences could materially adversely affect our business, operating results and financial condition.

In the recent past, various regions worldwide have experienced slow economic growth. In addition, current economic challenges in China, including any global economic ramifications of these challenges, may continue to put negative pressure on global economic conditions. If conditions in the global economy, including Europe, China, Australia and the United States, or other key vertical or geographic markets deteriorate, such conditions could have a material adverse impact on our business, operating results and financial condition. For example, during the third quarter of 2019, our APAC sales were dampened by a sudden economic downturn in the China/Hong Kong region due to the escalating trade war, Yuan depreciation and the unstable sociopolitical situation in Hong Kong. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and Italy, have had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. In addition, the potential consequences of the "Brexit" process in the United Kingdom have led to significant uncertainty in the region. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, or should the United Kingdom's "Brexit" decision lead to additional economic or political instability, the global economy, including the U.S., U.K. and European Union economies where we have a significant presence, could be hindered, which could have a material adverse effect on us. For example, during the third quarter of 2019, heightened uncertainty due to Brexit and the possible start of a German recession negatively affected our EMEA sales. There could also be a number of other follow-on effects from these economic developments on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

*Product security vulnerabilities, system security risks, data protection breaches and cyber-attacks could disrupt our products, services, internal operations or information technology systems, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud management service paired with a number of our products. If malicious actors compromise this cloud service, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service is a relatively new business for us and we may not have the expertise to properly manage risks related to data security and systems security. In addition, we have recently started to make our products available for purchase directly by consumers through our website. We rely on third-party providers for a number of critical aspects of our cloud services, e-commerce site and customer support, including web hosting services, billing and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems.

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Malicious actors may develop and deploy malware that is designed to manipulate our products and systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our information technology systems, our data or our customers' data. We have established a crisis management plan and business continuity program. While we regularly test the plan and the program, there can be no assurance that the plan and program can withstand an actual or serious disruption in our business, including a data protection breach or cyber-attack. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. If our computer systems and servers become unavailable at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly.

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

Our management has spent increasing amounts of time, effort and expense in this area, and in the event of the discovery of a significant product or system security vulnerability, we would incur additional substantial expenses and our business would be harmed. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services, systems or customer private information, including customer personal identification information, or if these third-party systems failed for other reasons, it could result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.

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

The United Kingdom HMRC (Her Majesty’s Revenue and Customs) began an inquiry regarding the application of UK Diverted Profits Tax (DPT), a law which took effect as of April 1, 2015. In assessing the whether they believe the Company is subject to the DPT legislation, UK HMRC has expanded its review to include overall transfer pricing for 2014 through 2016. We issued a settlement proposal to the HMRC, which was formally accepted on September 4, 2019.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 34% of overall net revenue in the third quarter of 2019 and approximately 35% of overall net revenue in fiscal 2018. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 28, 2019	—	$—	—	4,979,222
July 29, 2019 - August 25, 2019	462,832	$32.96	455,271	4,523,951
August 26, 2019 - September 29, 2019	228,071	$31.18	223,852	4,300,099
Total	690,903	$32.37	679,123
_________________________

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. On July 19, 2019, our Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under our stock repurchase program of up to an incremental 4.5 million shares. During the three months ended September 29, 2019, we repurchased and retired, reported based on the trade date, approximately shares of 0.7 million common stock at a cost of 22.0 million under the authorizations.

(2)
During the three months ended September 29, 2019, we repurchased, as reported based on trade date, approximately 12,000 shares of common stock at a cost of $0.4 million to facilitate tax withholding for RSUs.

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

Date: November 1, 2019