Form 10-K
period 2019-12-31
NETGEAR, INC.
filed 2020-02-18
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from          to

Commission file number 000-50350

_

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2019 was approximately $447.0 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 28, 2019 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director and each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 29,453,998 shares as of February 11, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

General

We are a global company that delivers innovative, advanced networking technologies and Internet connected products to consumers, businesses, and service providers. We operate and report in two segments: Connected Home, and Small and Medium Business (“SMB”). The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and services offering consumers a range of parental controls and cyber security for their home networks. The SMB segment is focused on small and medium-sized businesses and consists of business networking, wireless LAN, storage, and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. We conduct business across three geographic territories: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

On February 6, 2018, we announced that the Board of Directors had unanimously approved the pursuit of a separation of our smart camera business, Arlo, from NETGEAR (the “Separation”) to be effected by way of an initial public offering ("IPO") and spin-off ("the Spin-Off"). On December 31, 2018, we completed the Spin-Off of Arlo Technologies, Inc. (“Arlo”), a majority owned subsidiary and reporting segment of NETGEAR at the time. Arlo’s historical financial results for periods prior to the Spin-Off are reflected in our consolidated financial statements as discontinued operations for the periods presented. For further details, refer to Note 3, Discontinued Operations, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

We were incorporated in Delaware on January 8, 1996. Our website address is www.netgear.com.

In the years ended December 31, 2019, 2018, and 2017, we generated net revenue of $998.8 million, $1.06 billion, and $1.04 billion, respectively.

Markets

Our mission is to be the innovative leader in connecting the world to the internet. Our goal includes being the provider of industry-leading networking and smart connected products for consumers, businesses, and service providers. There are a number of factors that are driving today's demand for products within these markets. The ever-growing number of internet connected devices, such as smart phones, laptops, tablets and the advent of Smart Home and Internet-of-Things devices has increased the need for more robust networking solutions. The internet has enabled information and resource sharing via both local area networks, and more broadly via the internet. To take advantage of complex applications, advanced communication capabilities and rich multimedia content, internet connections are being upgraded by deploying high-speed broadband access technologies. Users also seek the convenience and flexibility of simultaneously operating their laptops, smart phones, tablets and related computing devices while accessing their content in a more mobile, or wireless, manner. Increased market demand for Smart Home and internet-connected products, such as Smart TVs, online and cloud gaming consoles, HD streaming players, security cameras, thermostats, smoke detectors, smart speakers and voice controlled assistants, etc., continue to drive new innovations in networking and related service offerings. As a result, the need and desire for more convenience, speed, coverage range, and reliability of an in-home Wi-Fi network as well as mobile cellular networks has become a greater priority among households as well as businesses.

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

Sales Channels

We sell our products through multiple sales channels worldwide, including wholesale distributors, traditional and online retailers, direct market resellers ("DMRs"), value-added resellers ("VARs"), broadband service providers and our webstore at www.netgear.com.

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

Broadband Service Providers. We also supply directly to broadband service providers in the United States and internationally providing cable, DSL and 4G/5G mobile broadband products. Service providers supply our products to their business and home subscribers. Our largest broadband service providers include AT&T and Telstra.

The largest portion of our net revenues was derived in the Americas in the year ended December 31, 2019. Americas sales as a percentage of net revenue was 65.4% in the year ended December 31, 2019, down from 66.2% in the year ended December 31, 2018. We have continuously committed resources to our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical instability, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws. For further information regarding these risks, refer to Item 1A, Risk Factors of Part I of this Annual Report on Form 10-K.

Best Buy Co., Inc. and affiliates and Amazon and affiliates each accounted for 10% or more of net revenue for the year ended December 31, 2019, 2018 and 2017, respectively.

Product Offerings

Our products are designed to simplify and improve people’s lives. Our goal is to enable people to collaborate and connect to a world of information and entertainment. We are dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console, online and cloud game play. Our products are built on a variety of proven technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Our product line consists of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as digital canvasses and smart mesh WiFi speakers. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which our products are sold. Auxiliary to these hardware offerings, we have added services for our installed base of customers through applications available via subscription models that deliver more features that enhance the experience with our products.

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

•	WiFi Gateways, which are WiFi routers with an integrated broadband modem, for broadband Internet access;
•	WiFi Hotspots, which create mobile WiFi Internet access that utilizes 4G/5G mobile and 5G data networks for use on the go, and at home in place of traditional wired broadband, Internet access;
•	WiFi routers and home WiFi Systems, which create a local area network (LAN) for home or office computer, mobile and Smart Devices to connect and share a broadband Internet connection;
•	WiFi range extenders, which extend the range of an existing WiFi network to eliminate WiFi dead spots;
•	Powerline adapters and bridges, which extend wired and WiFi Internet connections to any AC outlet using existing electrical wiring;
•	WiFi network adapters, which enable computing devices to be connected to the network via WiFi;
•	Digital Canvasses, which enable users to display digital art and photos; and
•	Value added service offerings such as technical support, parental controls and cybersecurity protection for consumers.

Small and Medium business solutions. These products are sold into the small and medium business marketplace through an extensive network of DMRs and VARs, and increasingly through brick and mortar retail and e-commerce channels and include:

•	Ethernet switches, which are multiple port devices used to network computing devices and peripherals via Ethernet wiring;
•

Wireless controllers, access points and WiFi systems, which are devices used to manage and control WiFi on a campus or a facility providing WiFi connections to smart phones, tablets, laptops and other computing devices; and

•

Unified storage, Internet security appliances, and NETGEAR Insight services, all of which provide a suite of networking solutions to small enterprises, education, hospitality and health markets through easy-to-use interfaces, providing capabilities such as firewalls and Virtual Private Networks (VPNs) and the ability to for small businesses to deploy, monitor, manage and secure their networks easily and seamlessly.

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

Our products that target the business market are generally designed with an industrial appearance, including metal cases and, for some product categories, the ability to mount the product within standard data networking racks as well as unique mounting solutions for other uses. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a business user. For example, we offer data transfer rates up to ten gigabits per second for our business products to meet the higher capacity requirements of business users. Our newest business POE++ switches, including cloud managed and unmanaged POE switches, provide elevated power budgets and uninterrupted PoE++ power for businesses of all sizes to address the growing need for deployment of multiple POE devices with more power, due to the widespread adoption of IP communication, security cameras, WiFi access points, proximity sensors, and various other new applications. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. Security requirements within our products for business broadband access include firewall and VPN capabilities that allow for secure interactions between remote offices and business headquarter locations over the internet. Our connectivity product offerings for the business market include enhanced security and remote configurability often required in a business setting.

Our vision for the home network is about intelligently controlling and monitoring all devices connected to the home network at all times, thus creating a Smart Environment. Our focus is to continue to introduce new products and services into growth areas that form the basis of Smart Homes, such as: the fastest WiFi standards with broadest coverage via latest technology (802.11ax) WiFi routers and home WiFi systems; high speed DOCSIS 3.1, xDSL and fiber gateways with more integrated functions; 5G mobile gateways and mobile hotspots; Digital Canvasses; and other automation devices. We continue to announce and introduce new products in these key markets.

Our vision for the business network is to increase the effectiveness, efficiency and supportability of the hybrid cloud access network. We believe small and medium-sized enterprises will continue to move into cloud-based applications, such as: Salesforce.com, Ring Central, Zoom video conferencing, SuccessFactors, Workday, and others. In addition, we believe these enterprises will move into utility-like on demand computing power supplied by third-party data centers. Also, increasingly more enterprises are enabling the BYOD (bring your own device) environment allowing smart phones, tablets, and netbooks to be the business computing devices of choice. We believe that the need for cost efficient and easy-to-use video surveillance by small businesses and corporate offices will continue to grow and fuel the growth of our POE(+) market, with its ability to power 4K cameras. These trends will place a greater demand on business networks. To meet this demand we are introducing next generation technology, such as: Enhanced Power over Ethernet (PoE) switches, Multi-gigabit Ethernet switches, Wi-Fi mesh systems, high capacity local and remote unified storage, small to medium capacity campus wireless LAN, and security appliances. In addition, our Insight line of cloud-connected networking devices can be managed remotely and securely via mobile Apps or Browser interfaces, providing continuous monitoring and instantaneous fault notification.

Competition

The consumer, business and service provider markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•	within the consumer markets, companies such as ARRIS, ASUS, AVM, Linksys (owned by Foxconn), Devolo, D-Link, Eero (owned by Amazon), Lenovo, Nest (owned by Google), Samsung, Synology, and TP Link;
•

within the business markets, companies such as Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, QNAP Systems, Seagate Technology, SonicWall, Synology, TP Link, Ubiquiti, WatchGuard and Western Digital; and

•

within the service provider markets, companies such as Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero (owned by Amazon), Franklin, Google, Hitron, Huawei, Novatel Wireless, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL.

Our potential competitors include other consumer electronics vendors, including Apple, LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes, voice assistants and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we also face significant and increased competition from original design manufacturers ("ODMs") and contract manufacturers ("CMs") who are selling and attempting to sell their products directly to service providers around the world.

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

Research and Development

Our success depends on our ability to develop products that meet changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate existing and new third-party technologies, develop existing and new in-house technologies, and develop and test new products and services. Our research and development employees work closely with our technology and manufacturing partners to bring our products and services to market in a timely, high quality and cost-efficient manner.

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

Manufacturing

Our primary manufacturers are Cloud Network Technology (more commonly known as Hon Hai Precision or Foxconn Corporation), Delta Electronics Incorporated, Wistron NeWeb Corporation, and Pegatron Corporation, all of which are headquartered in Taiwan. In the fourth quarter of 2019, we commenced manufacturing in Haiphong, Vietnam at a new facility owned by Shenzhen Gongjin Electronics Co., Ltd. (more commonly known as T&W), which is headquartered in China. Beginning in September 2018 and upon the introduction of Section 301 tariffs by the US government on a significant number of US bound products manufactured in China, we migrated manufacturing locations away from mainland China in 2019 and substantially all of our manufacturing relating to US bound products occurs in Vietnam, Thailand, Indonesia and Taiwan. We plan to transfer the balance of U.S. bound products out of China in the first quarter of 2020. We distribute our manufacturing among our key suppliers to avoid excessive concentration with a single supplier. However, there has been an increase in supplier concentration since 2015 and we expect this concentration to continue over the course of 2020. Any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our manufacturers to manufacture our products. If our manufacturing or warehousing facilities are disrupted or destroyed, we would not have readily available alternatives for manufacturing our products and our business would be significantly impacted. In addition to their responsibility for the manufacturing of our products, our manufacturers typically purchase all necessary parts and materials to produce finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Hong Kong and mainland China. The organization is responsible for auditing and inspecting process and product quality on the premises of our ODMs.

We obtain several key components from limited or sole sources. These include many of the semiconductors used in our products, which are designed specifically for the products and obtained from sole source suppliers on a purchase order basis like switching fabric semiconductors used in our Ethernet switches and internet gateway products; wireless local area network chipsets used in our wireless products and mobile network chipsets which are used in our wireless gateways and hotspots. We also have limited sources for components including connector jacks, plastic casings and physical layer transceivers. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis. If these sources fail to satisfy our supply requirements, our ability to meet scheduled product deliveries would be harmed and we may lose sales and experience increased component costs.

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

Our corporate marketing group is responsible for defining and building our corporate brand and supporting the business units with creative and marketing strategies and tactics. The group focuses on defining our brand promise and marketing messages on a worldwide basis. This group is also responsible for driving awareness and demand of NETGEAR products through paid, earned and owned channels to reach and acquire new customers. Marketing tactics include driving the social media and online marketing strategy, public relations, install base marketing programs, community engagement programs, sponsorships and events, and corporate websites worldwide, as well as creative production for all product categories.

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

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark, trade secret, and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold approximately 208 issued United States patents that expire between years 2020 and 2037 and 80 foreign patents that expire between 2020 and 2035. In addition, we currently have approximately 67 pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products in the United States and internationally, including NETGEAR, NETGEAR Armor, NPG, NPG logo, Everybody’s Connecting, AirCard, AirCard Enabled, Around Town, Orbi, Genie, Genie+, the Genie logo, ReadyShare, ProSafe, RangeMax, ReadyNAS, ReadyDrop, ReadyData, ReadyCloud, ReadyStore, Streampro, Centria, My Media, Nighthawk, Nighthawk x4, Nighthawk x6, Zing Mobile Hotspot, Mingle, Ufast, NETGEAR Insight, NETGEAR UP, FASTLANE, FASTLANE3, Meural, Trueart, Digital Canvas, Watcher, and X-RAID.

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

Employees

As of December 31, 2019, we had 809 full-time employees, with 283 in sales, marketing and technical support, 273 in research and development, 109 in operations, and 144 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees and no personnel are represented under collective bargaining agreements.

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

Information About Our Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of February 11, 2020.

Name	Age	Position
Patrick C.S. Lo	63	Chairman and Chief Executive Officer
Bryan D. Murray	45	Chief Financial Officer
Michael F. Falcon	63	Chief Operations Officer
Heidi B. Cormack	45	Senior Vice President, Global Marketing
David J. Henry	47	Senior Vice President, Connected Home Products and Services
Andrew W. Kim	49	Senior Vice President of Corporate Development, General Counsel and Corporate Secretary
Vikram Mehta	54	Senior Vice President, SMB Products and Services
Mark G. Merrill	65	Chief Technology Officer
Tamesa T. Rogers	46	Senior Vice President, Human Resources
Martin D. Westhead	49	Chief Technology Officer, Software
Michael A. Werdann	51	Senior Vice President of Worldwide Sales

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

Bryan D. Murray has served as our Chief Financial Officer since August 2018. He has been with NETGEAR since November 2001, serving in various management roles within the finance organization. Prior to assuming the role of CFO, he served as NETGEAR’s Vice President of Finance and Corporate Controller since June 2011. Before joining NETGEAR in 2001, he worked in public accounting at Deloitte and Touche LLP. He holds a B.A. from the University of California, Santa Barbara, and is licensed as a Certified Public Accountant (inactive).

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

Heidi B. Cormack has served as our Senior Vice President of Global Marketing since November 2017. She has been with NETGEAR since July 2009, serving in various management roles within the marketing organization. Prior to assuming the role of Senior Vice President of Global Marketing, Ms. Cormack served as NETGEAR’s Vice President of Corporate Marketing, and Director of Regional Marketing prior to that. Before joining NETGEAR, Ms. Cormack held positions at Virgin Mobile (Australia) PTY Limited, Red Bull Gmbh and Sony Computer Entertainment, Inc. in various marketing roles and completed business studies at the Sunshine Coast Business Academy in Australia.

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

Vikram Mehta has served as our Senior Vice President of SMB Products and Services since January 2020 and previously served as our consultant from July 2019 to December 2019. From May 2015 to January 2020, Mr. Mehta served as Managing Director of Pacific Venture Advisors, a technology and management consulting company. Prior to that, from October 2013 to April 2015, he served as President and Chief Executive Officer at Kaazing Corporation, a venture funded IoT software company. Prior to Kaazing and subsequent to IBM’s acquisition of BLADE Network Technologies, Inc. (“BLADE”), Mr. Mehta served as Vice President of System Networking, STG, at IBM, from January 2011 to April 2013. Mr. Mehta served as Founder, President and Chief Executive Officer of BLADE, a networking company, from its inception in February 2006 to its acquisition by IBM in December 2010. Prior to that, Mr. Mehta worked at a number of technology companies, including Hewlett-Packard Company, where he served in various management positions in sales, marketing, and General Management in the U.S., Asia, and Australia, Nortel Networks, Alteon WebSystems (acquired by Nortel Networks) and Ensim Corporation (acquired by Ingram Micro). Mr. Mehta received a B.S. degree in Electrical Engineering from Birla Institute of Technology.

Martin D. Westhead, Ph.D. has served as our Chief Technology Officer of Software since December 2019. Prior to joining NETGEAR, Dr. Westhead was with Groupon from March 2014, where he became VP Engineering for Consumer Engineering team, responsible for the company’s end-to-end customer experience on mobile and web. Prior to Groupon, Dr. Westhead led several software organizations, including at Ning a social network startup and Avaya a telephony company, and founded two companies in network management tools. He lectured for Stanford’s Continuing Studies Business Department. Dr. Westhead received his B.S. and Ph.D. degrees from the Department of AI and Computer Science in the University of Edinburgh, U.K.

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
•

public health emergencies, such as the recent outbreak of the 2019 novel coronavirus (2019-nCoV), now known as “COVID-19,” in Greater China, a region of importance to our supply chain and our end market sales;

•	increases in expenses related to the development, introduction and marketing of new products that adversely impact our margins;
•	unanticipated decreases or delays in purchases of our products by our significant traditional and online retail customers;
•	the inability to maintain stable operations by our suppliers and other parties with which we have commercial relationships;
•	component supply constraints or sudden, unforeseen price increases from our vendors;
•	unexpected challenges or delays in our ability to further develop services and applications that complement our products and result in meaningful subscriber growth and future recurring revenue;
•	unanticipated increases in costs, including air freight, associated with shipping and delivery of our products;
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

•	shift in overall product mix sales from higher to lower margin products, or from one business segment to another, that would adversely impact our margins;
•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;
•	unanticipated increases in expenses related to periodic restructuring measures undertaken to achieve profitability and other business goals, including the reallocation or relocation of resources;
•	unfavorable level of inventory and turns;
•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;
•	delay or failure to fulfill orders for our products on a timely basis;
•	delay or failure of our service provider customers to purchase at their historic volumes or at the volumes that they or we forecast;
•	changes in tax rates or adverse changes in tax laws that expose us to additional income tax liabilities;
•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;
•	disruptions or delays related to our financial and enterprise resource planning systems;
•	our inability to accurately forecast product demand, resulting in increased inventory exposure;
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

•	terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;
•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;
•	litigation involving alleged patent infringement, consumer class actions, securities class actions or other claims that could negatively impact our reputation, brand, business and financial condition;
•	epidemic or widespread product failure, performance problems or unanticipated safety issues in one or more of our products that could negatively impact our reputation, brand and business;
•	any changes in accounting rules;
•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	failure to effectively manage our third party customer support partners, which may result in customer complaints and/or harm to the NETGEAR brand;
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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the consumer market include ARRIS, ASUS, AVM, Devolo, D-Link, Eero (owned by Amazon), Lenovo, Nest (owned by Google), Linksys (owned by Foxconn), Samsung, Synology and TP-Link. Our principal competitors in the business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, QNAP Systems, Seagate Technology, SonicWall, Synology, TP-Link, Ubiquiti, WatchGuard and Western Digital. Our principal competitors in the service provider market include Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero (owned by Amazon), Franklin, Google, Hitron, Huawei, Novatel Wireless, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and Zyxel. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including Apple, LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. Certain of our significant competitors also serve as key sales and marketing channels for our products, potentially giving these competitors a marketplace advantage based on their knowledge of our business activities and/or their ability to negatively influence our sales opportunities. For example, Amazon provides an important sales channel for our products, but it also competes with us in the mesh WiFi systems product category through its subsidiary Eero. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources, but may be more nimble in developing new or disruptive technology or in entering new markets. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors in the service provider and retail spaces price their products significantly below our product costs in order to gain market share. Certain substantial competitors have business models that are more focused on customer acquisition and access to customer data rather than on financial return from product sales, and these competitors have the ability to provide sustained price competition to many of our products in the market. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution which we may not have. These companies could devote more capital resources to develop, manufacture and market competing products than we could. Our competitors may acquire other companies in the market and leverage combined resources to gain market share. In some instances, our competitors may be acquired by larger companies with additional formidable resources, such as the purchase of ARRIS by CommScope and Eero by Amazon. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

If we fail to continue to introduce or acquire new products and services that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net revenue and gross margins.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products and services that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, and manufacture and sell products and services that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors' products, we must continue to increase our focus and capital investment in research and development, including software development for our products and complementary services and applications. For example, we have committed a substantial amount of resources to the development, manufacture, marketing and sale of our Nighthawk home networking products and Orbi WiFi system, and to introducing additional and improved models in these lines. If these products do not continue to maintain or achieve widespread market acceptance, or if we are unsuccessful in capitalizing on other smart home market opportunities, our future growth may be slowed and our financial results could be harmed. Also, as the mix of our business increasingly includes new products and services that require additional investment, this shift may adversely impact our margins, at least in the near-term. For example, we are making significant investments in the development and introduction of our new WiFi 6 products, including marketing efforts to build awareness of the benefits of this next-generation WiFi standard. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc., Amazon.com, Inc. and their affiliates, wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation, and service providers, such as AT&T. We expect that a significant portion of our net revenue will continue to come from sales to a small number of customers for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of customers fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these customers. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our customers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major customers reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed. Furthermore, some of our customers are also our competitors in certain product categories, which could negatively influence their purchasing decisions. For example, Amazon owns Eero, one of our competitors in the mesh WiFi systems product category. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed.

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

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region, and any disruptions due to natural disasters, health epidemics and political, social and economic instability in the region would affect the ability of our third party manufacturers to manufacture our products. For example, the recent public health emergency arising from the outbreak of the COVID-19 disease in Greater China has led to the temporary closure of many factories, businesses, schools and public spaces, as well as travel restrictions impacting the movement of people and goods. If these closures and restrictions continue for a substantial period of time, they may disrupt important elements of our supply chain, including the operation of our third party manufacturing facilities and other key service providers, the availability of labor, and the supply of necessary components. If the cost of production charged by our third party manufacturers increases, it may affect our margins and ability to lower prices for our products to stay competitive. Labor unrest in Southeast Asia, China or other locations where our products are manufactured may also affect our third party manufacturers as workers may strike and cause production delays. If our third party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing and assembling our products and our business would be significantly harmed.

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

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers' ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted regional crises, such as the recent outbreak of the COVID-19 disease in Greater China, could lead to eventual shortages of necessary components. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

The U.S. government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, a number of countries. In particular, the U.S. government has been engaged in extended trade negotiations with China, which has resulted in the implementation of tariffs on a significant number of products manufactured in China and imported into the United States. Since June 1, 2018, the U.S. government has been subjecting various classifications of items that are considered to be of China origin to additional duties under Section 301 of the U.S. Trade Act of 1974. During 2018, the U.S. Trade Representative (“USTR”) announced three separate tranches of items (known as lists 1, 2 and 3) that carried additional Section 301 duties if the items were products of China. Currently, items on lists 1 through 3 carry penalty duty rates of 25% on items of China origin. On August 13, 2019, the USTR announced the issuance of two additional lists (known as lists 4a and 4b), having effective dates of September 1,

2019 and December 15, 2019, respectively. During the period of implementation of List 4a and 4b, the U.S. and Chinese governments negotiated a trade truce that was known as the “Phase I” trade deal. The Phase I trade deal was signed on January 15, 2020. Among other things, the Phase I deal reduced the tariff on List 4a items from 15% to 7.5% (effective for items withdrawn for consumption on or after February 14, 2020) and indefinitely delayed tariffs of List 4b items. Items classified on Lists 1, 2 and 3 remain unchanged. Discussions between the U.S. government and China are ongoing and uncertain in nature. Throughout the extended negotiations, the U.S. government has not only threatened increases to the Section 301 tariffs, but has taken action. Our analysis of our supply chain, manufacturing processes and product compositions is ongoing, but our review to date indicates that most of our product types fall under the currently effective lists discussed above, if the item was deemed to be a product of China. Although we have been working closely with our manufacturing partners to implement ways to mitigate the impact of these tariffs on our supply chain as promptly as reasonably practicable, including shifting production outside of China, these efforts may disrupt our operations, may not be completely successful and may result in higher long-term manufacturing costs. Moreover, there is no certainty that countries to which we have shifted our manufacturing operations will not be subject to similar tariffs in the future. As a result, we may be required to raise our prices on certain products, which could result in the loss of customers and harm to our market share, competitive position and operating performance.

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

In the recent past, various regions worldwide have experienced slow economic growth. In addition, current economic challenges in China, including any global economic ramifications of these challenges, may continue to put negative pressure on global economic conditions. If conditions in the global economy, including Europe, China, Australia and the United States, or other key vertical or geographic markets deteriorate, such conditions could have a material adverse impact on our business, operating results and financial condition. For example, during the second half of 2019, our APAC sales were dampened by a sudden economic downturn in the China/Hong Kong region due to the escalating trade war, Yuan depreciation and the unstable sociopolitical situation in Hong Kong. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and Italy, have had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. In addition, the consequences of the recent "Brexit" process by the United Kingdom and the current transition have led to significant uncertainty in the region. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, or should the United Kingdom's "Brexit" transition lead to additional economic or political instability, the global economy, including the U.S., U.K. and European Union economies where we have a significant presence, could be hindered, which could have a material adverse effect on us. There could also be a number of other follow-on effects from these economic developments on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

Product security vulnerabilities, system security risks, data protection breaches and cyber-attacks could disrupt our products, services, internal operations or information technology systems, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.

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

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our systems and customer data, but these security measures cannot provide absolute security. In addition, many jurisdictions strictly regulate data privacy and protection and may impose significant penalties for failure to comply with these requirements. For example, the European Union's General Data Protection Regulation ("GDPR"), which became effective in May 2018, has required us to expend significant time and resources to prepare for compliance. Data Protection Authorities in Europe have begun to aggressively enforce the GDPR and have issued heavy fines for non-compliance against a broad range of companies. The State of California has enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and it exemplifies the vulnerability of our business not only to cyber threats but also the evolving regulatory environment related to personal data. The CCPA is likely to increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, and other states are beginning to pass similar laws.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly.

Potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of employee error or other employee actions, hacking, fraud, social engineering or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, subject us to significant governmental fines, damage our brand and reputation, or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the CCPA. We cannot presently determine the impact such laws, regulations and standards will have on our business. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare or privacy laws, including the GDPR, in light of the lack of applicable precedent and regulations.

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

We plan to continue to evolve our historically hardware-centric business model towards a model that includes more sophisticated software offerings, including services and applications that complement our products and are intended to drive subscriber growth and future recurring revenue. As such, we will further evolve the focus of our organization towards the delivery of more integrated hardware and software solutions for our customers, as well as related services. While we have invested in software development in the past, we will be expending additional resources in this area in the future, including key new hires. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations and insufficient revenue to offset expenses associated with this strategy. Software development is inherently risky for a company such as ours with a historically hardware-centric business model, and accordingly, our efforts in software development may not be successful. Any increased investment in software research and development may materially adversely affect our financial condition and operating results.

We may spend a proportionately greater amount on software research and development in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our gross margin and, therefore, our profitability could be adversely affected. In addition, if our software solutions, services, applications, pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries, have either changed or are considering changes to their tax laws. These changes are largely punitive to U.S. multinational corporations. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Additionally, new provisions were added to mitigate the potential erosion of the U.S. tax base and to discourage use of low tax jurisdictions to own intellectual property and other valuable intangible assets. The Company completed its analysis of the impact of the Tax Act and has finalized all estimates previously considered provisional under Staff Accounting Bulletin 118 in the fourth quarter of 2018. The changes in tax law under the Tax Act are complex and regulations governing the implementation continue to be issued. While the Company believes it has correctly accounted for the impact of the Tax Act, guidance continues to be issued and may differ from our interpretation based on existing facts and circumstances.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 36% of overall net revenue in fiscal 2019 and approximately 35% of overall net revenue in fiscal 2018. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

•	consequences of, and uncertainty related to, the "Brexit" process by the United Kingdom and the current transition, which could lead to additional expense and complexity in doing business there;
•	increased difficulty in managing inventory;

•	delayed revenue recognition;
•	less effective protection of intellectual property;
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

Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California, both of which are regions known for seismic activity. Substantially all of our critical enterprise-wide information technology systems, including our main servers, are currently housed in colocation facilities in Mesa, Arizona. While our critical information technology systems are located at colocation facilities in a different geographic region in the United States, our headquarters and warehouses remain susceptible to seismic activity so long as they are located in California. In addition, the majority of our manufacturing occurs in Southeast Asia and mainland China, where disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business.

In addition, war, terrorism, geopolitical uncertainties, public health issues, sudden changes in trade and immigration policies (such as the higher tariffs on certain products imported from China enacted by the current U.S. administration), and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control. For example, multiple governments and health organizations have declared the recent serious outbreak of the COVID-19 disease in Greater China to be a public health emergency. Steps taken to minimize the continued spread of this virus, including the temporary closure of factories, businesses, schools and public spaces, travel restrictions, as well as overall public concern, present logistical and market challenges to companies that do business in the region, particularly if these circumstances continue for a substantial period of time or worsen. In addition, in the past, labor disputes at third-party manufacturing facilities have led to workers going on strike, and labor unrest could materially affect our third-party manufacturers' abilities to manufacture our products.

Such events could decrease demand for our products, make it difficult, more expensive or impossible for us to make and deliver products to our customers or to receive components from our direct or indirect suppliers, and create delays and inefficiencies in our supply chain. Major public health issues, including pandemics and potentially the COVID-19 disease outbreak, could negatively affect us through more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers.

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

We rely upon third parties for a substantial portion of the intellectual property that we use in our products. At the same time, we rely on a combination of copyright, trademark, patent and trade secret laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our intellectual property rights and technology. Despite efforts to protect our intellectual property, unauthorized third parties may attempt to design around, copy aspects of our product design or obtain and use technology or other intellectual property associated with our products. For example, one of our primary intellectual property assets is the NETGEAR name, trademark and logo. We may be unable to stop third parties from adopting similar names, trademarks and logos, particularly in those international markets where our intellectual property rights may be less protected. Furthermore, our competitors may independently develop similar technology or design around our intellectual property. In addition, we manufacture and sell our products in many international jurisdictions that offer reduced levels of protection and recourse from intellectual property misuse or theft, as compared to the United States. Our inability to secure and protect our intellectual property rights could significantly harm our brand and business, operating results and financial condition.

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

Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease that expires in December 2026. Our international sales personnel are based out of local sales offices or home offices in Australia, Canada, China, Denmark, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, New Zealand, Poland, Singapore, Spain, Sweden, Switzerland, the Netherlands, and the United Kingdom. We also have operations personnel using leased facilities in Hong Kong, Suzhou, Guangzhou and Tangxia. We maintain research and development facilities in Nanjing (China), Richmond B.C. (Canada), Taipei (Taiwan), and Bangalore (India). From time to time we consider various alternatives related to our long-term facilities’ needs. While we believe our existing facilities provide suitable space for our operations and are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth. We have invested in internal capacity and strategic relationships with outside manufacturing vendors as needed to meet anticipated demand for our products.

We use third parties to provide warehousing services to us, consisting of facilities in Southern California, Netherlands, Hong Kong and the Netherlands and Australia.

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

Holders of Common Stock

On February 12, 2020, there were 22 stockholders of record, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2019 - October 27, 2019	460,500	$32.75	458,019	3,842,080
October 28, 2019 - November 24, 2019	268,872	$26.58	263,480	3,578,600
November 25, 2019 - December 31, 2019	9,616	$24.58	—	3,578,600
Total	738,988	$30.40	721,499

(1)

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the three months ended December 31, 2019, we repurchased and retired, reported based on trade date, approximately 0.7 million shares of common stock at a cost of $22.0 million under our common stock repurchase program authorized by the Board of Directors.

(2)

During the three months ended December 31, 2019, we repurchased and retired, as reported on trade date, approximately 17,000 shares of common stock at a cost of $0.5 million to facilitate tax withholding for RSUs.

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

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

On December 31, 2018, NETGEAR completed the spin-off of Arlo Technologies, Inc. (“Arlo”) with the pro rata distribution of 1.980295 shares of Arlo’s common stock for every share of NETGEAR’s common stock to our stockholders, pursuant to which Arlo became an independent company. For the purpose of this graph, the effect of the final separation of Arlo is reflected in the cumulative total return of NETGEAR Common Stock as a reinvested dividend.

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

We derived the selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheets data as of December 31, 2019 and 2018 from our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. We derived the selected consolidated statement of operations data for the year ended December 31, 2016 and the selected consolidated balance sheets data as of December 31, 2017 from our audited consolidated financial statements, and the selected consolidated statement of operations data for the year ended December 31, 2015 and the selected consolidated balance sheets data as of December 31, 2016 and 2015 from our unaudited consolidated financial statements, all of which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Net revenue	$998,763	$1,058,816	$1,039,169	$1,143,445	$1,211,813
Cost of revenue (2)	704,535	717,118	731,453	769,543	860,437
Gross profit	294,228	341,698	307,716	373,902	351,376
Operating expenses:
Research and development (2)	77,982	82,416	71,893	70,904	77,356
Sales and marketing (2)	138,150	152,569	138,679	139,591	142,013
General and administrative (2)	49,432	64,857	54,346	53,996	45,237
Other operating expenses, net	2,476	3,142	245	3,914	3,677
Total operating expenses	268,040	302,984	265,163	268,405	268,283
Income from operations	26,188	38,714	42,553	105,497	83,093
Interest income, net	2,539	3,980	2,114	1,164	295
Other income (expense), net	844	510	1,557	(166)	(47)
Income before income taxes	29,571	43,204	46,224	106,495	83,341
Provision for income taxes	3,780	25,878	57,357	36,183	35,946
Net income (loss) from continuing operations	25,791	17,326	(11,133)	70,312	47,395
Net income (loss) from discontinued operations, net of tax	—	(35,655)	30,569	5,539	1,189
Net income (loss)	25,791	(18,329)	19,436	75,851	48,584
Net loss attributable to non-controlling interest in discontinued operations	—	(9,167)	—	—	—
Net income (loss) attributable to NETGEAR, Inc.	$25,791	$(9,162)	$19,436	$75,851	$48,584

Net income (loss) per share - basic: (1)
Income (loss) from continuing operations	$0.83	$0.55	$(0.35)	$2.15	$1.43
Income (loss) from discontinued operations attributable to NETGEAR, Inc.	—	(0.84)	0.96	0.17	0.04
Net income (loss) attributable to NETGEAR, Inc.	$0.83	$(0.29)	$0.61	$2.32	$1.47

Net income (loss) per share - diluted: (1)
Income (loss) from continuing operations	$0.81	$0.52	$(0.35)	$2.08	$1.40
Income (loss) from discontinued operations attributable to NETGEAR, Inc.	—	(0.80)	0.96	0.17	0.04
Net income (loss) attributable to NETGEAR, Inc.	$0.81	$(0.28)	$0.61	$2.25	$1.44

(1)

Information regarding calculation of per share data is described in Note 7, Net Income (Loss) Per Share, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2)	Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Cost of revenue	$2,843	$2,435	$1,406	$1,473	$1,566
Research and development	$6,532	$4,283	$2,968	$2,726	$2,205
Sales and marketing	$9,069	$8,267	$5,481	$4,934	$4,876
General and administrative	$10,693	$11,476	$9,114	$8,008	$6,752

Consolidated Balance Sheets Data:

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Cash, cash equivalents and short-term investments	$195,707	$274,364	$329,653	$365,728	$278,230
Working capital - continuing operations	$445,718	$473,907	$478,766	$551,228	$475,365
Working capital - discontinued operations	—	—	112,462	54,904	30,006
Working capital	$445,718	$473,907	$591,228	$606,132	$505,371
Total assets - continuing operations	$955,813	$1,043,376	$924,313	$1,009,946	$957,743
Total assets - discontinued operations	—	—	284,251	174,510	92,826
Total assets	$955,813	$1,043,376	$1,208,564	$1,184,456	$1,050,569
Total current liabilities - continuing operations	$298,391	$383,992	$293,773	$278,640	$283,328
Total current liabilities - discontinued operations	—	—	130,663	78,013	32,444
Total current liabilities	$298,391	$383,992	$424,436	$356,653	$315,772
Total non-current liabilities - continuing operations	$48,729	$31,832	$40,310	$23,986	$23,032
Total non-current liabilities - discontinued operations	—	—	13,333	6,998	3,055
Total non-current liabilities	$48,729	$31,832	$53,643	$30,984	$26,087
Total stockholders' equity	$608,693	$627,552	$730,485	$796,819	$708,710

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Executive Overview

We are a global company that delivers innovative, advanced networking technologies and Internet connected products to consumers, businesses, and service providers. Our products are designed to simplify and improve people’s lives. Our goal is to enable people to collaborate and connect to a world of information and entertainment. We are dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console, online and cloud game play. Our products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and to capitalize on technological inflection points and trends, such as WiFi 6, 5G and Pro-AV. Our product lines consist of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as smart digital canvasses. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which our products are sold.

On February 6, 2018, we announced that the Board of Directors had unanimously approved the pursuit of a separation of our smart camera business, Arlo, from NETGEAR (the “Separation”) to be effected by way of an initial public offering ("IPO") and spin-off ("the Spin-Off"). On December 31, 2018, we completed the Spin-Off of Arlo Technologies, Inc. (“Arlo”), a majority owned subsidiary and reporting segment of NETGEAR at the time. Arlo’s historical financial results for periods prior to the Spin-Off are reflected in our consolidated financial statements as discontinued operations for the periods presented. For further details, refer to Note 3, Discontinued Operations, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

We operate and report in two segments: Connected Home, and Small and Medium Business ("SMB"). We believe that this structure reflects our current operational and financial management, and provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on product development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and services offering consumers a range of parental controls and cyber security for their home networks. The SMB segment is focused on small and medium-sized businesses and consists of business networking, wireless LAN, storage, and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

Business Overview

The markets in which our segments operate are intensely competitive and subject to rapid technological change. We believe that the principal competitive factors in the consumer and small and medium business markets for networking products include product breadth, price points, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, security, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and subscription services, enhancing our current products, expanding our channels and maintaining customer satisfaction worldwide. Our investments reflect our enhanced focus on cybersecurity relating to our products and systems, as the threat of cyber-attacks and exploitation of potential security vulnerabilities in our industry is on the rise and is increasingly a significant consumer concern.

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers and our webstore at www.netgear.com. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Wal-Mart, Staples, Office Depot, Target, FNAC (Europe), MediaMarkt (Europe), Darty (France), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com worldwide, Newegg.com (US), JD.com and Alibaba (China), as well as Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, D&H, Tech Data, Exertis (U.K.) and Synnex. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. We expect this trend will continue in the foreseeable future.

Financial Overview

During fiscal 2019, our net revenue decreased by $60.1 million, or 5.7%, while income from operations declined $12.5 million, or 32.4%, compared with the prior year. The decrease in net revenue was mainly attributable to the performance of the Connected Home segment which experienced net revenue decline of 7.7% while SMB segment net revenue remained flat. The decrease in Connected Home net revenue was primarily driven by a decline in net revenue from our home wireless, mobile and broadband modem and gateway products. Gross margin decreased from 32.3% in the prior year to 29.5%, primarily due to higher product acquisition costs, mainly as a result of the imposition of Section 301 tariffs, and higher channel promotional activities relative to revenue. The decline in gross margin was partially offset by a decrease of $34.9 million in operating expenses, primarily due to lower expenditures in general and administrative of $15.4 million, sales and marketing of $14.4 million, and research and development of $4.4 million. The decline in operating expenses was mainly due to lower personnel-related expenditures resulting from reduced headcount, and lower IT and facilities expenditures post separation with Arlo.

On a geographic basis, net revenue decreased in all three regions during fiscal 2019 compared to the prior year. The decline in net revenue in North America was precipitated by a contraction of the North American WiFi market on a year over year basis and lower sales to service providers, while International territories were affected by the strengthening of the U.S. dollar in EMEA and geopolitical challenges in the Greater China region. The decrease in the Americas net revenue was primarily driven by lower net revenue of our home wireless and mobile products, partially offset by higher net revenue of our broadband modem and gateway products. The decline in EMEA net revenue was primarily attributable to lower net revenue of our home wireless products, partially offset by increased net revenue of our mobile products. APAC net revenue decreased due to lower net revenue of our broadband modem and gateway, home wireless products and network storage products, partially offset by higher net revenue of our mobile products and switches.

Looking forward, we are targeting low single digit growth in fiscal 2020 for both Connected Home and SMB combined. We expect gross margin to improve as our U.S. bound inventory will primarily not be subject to Section 301 tariffs in fiscal 2020. We will look to continue to capitalize on the technological inflection points of WiFi 6, 5G and Pro-AV switching through new product introductions and to develop and roll out service offerings to build recurring service revenue streams. We expect service provider net revenue to average approximately $25 million for Connected Home and SMB combined per quarter in the first half of 2020.

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

Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”) and applied this guidance to those contracts which were not completed at the date of adoption using the modified retrospective method. The comparative information was not restated and continued to be reported under the accounting standards in effect for those periods (ASC 605). The adoption did not have a significant impact to the nature and timing of our revenues, results of operations, cash flows and statement of financial position.

Revenue from all sales types is recognized at transaction price, the amount we expect to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives and price protection related to current period product revenue. Our standard obligation to our direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. In determining estimates for future returns, we estimate variable consideration at the expected value amount which is based on management's analysis of historical data, channel inventory levels, current economic trends and changes in customer demand for our products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and through estimating future expenditure based upon historical customary business practice. We continue to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

We enter into contracts to sell our products and services, and while some of our sales agreements contain standard terms and conditions, there are agreements that contain non-standard terms and conditions and include promises to transfer multiple goods or services. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions including: (1) whether performance obligations are considered distinct and required to be accounted for separately or combined, including allocation of transaction price; (2) developing an estimate of the stand-alone selling price, or SSP, of each distinct performance obligation; (3) combining contracts that may impact the allocation of the transaction price between product and services; and (4) estimating and accounting for variable consideration, including rights of return, rebates, price protection, expected penalties or other price concessions as a reduction of the transaction price.

Judgment is required to determine the SSP for each distinct performance obligation. We consider multiple factors, including, but not limited to, historical discounting trends for products and services, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles.

We record revenues at the transaction price, net of allowances for customer right of returns, program and sales incentive offerings, price protection, promotions and other credits, which are accounted for as variable consideration. Variable consideration includes future channel warranty returns typically incurred due to buyer’s remorse, stock rotations, price protection and sales channel incentive programs. Future warranty returns are recorded as a reduction of revenue in the amount of the expected credit or refund to be provided. At the time we record the reduction to revenue related to warranty returns, we include within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. We use estimates based on historical experience, channel inventory levels, current economic trends and changes in customer demand for our products to determine the expected value of future warranty returns. In addition to warranty-related returns, certain distributors and retailers generally have the right to return product for stock rotation purposes. We accrue for sales incentives as a marketing expense if an identifiable benefit can be identified and fair value estimated; otherwise, these incentives are recorded as a reduction of revenues. Sales incentives and price protection are determined using a combination of the actual amounts committed and through estimates of future expenditure factoring historical customary business practices. Our estimated variable considerations can vary from actual results and we may have to record additional revenue reductions, which could materially impact our financial position and results of operations.

Allowances for Warranty Obligations

At the time we record the reduction to revenue related to warranty returns, we include within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. The write-down reflects our standard warranty obligation to end-users provided for replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. The estimated cost associated with fulfilling the warranty obligation to end-users is recorded in cost of revenue. Because our products are manufactured by third-party manufacturers, in certain cases we have recourse to the third-party manufacturer for replacement or credit for the defective products. We give consideration to amounts recoverable from our third-party manufacturers in determining our warranty liability. Our estimated allowances for product warranties can vary from actual results and we may have to record additional charges to cost of revenue, which could materially impact our financial position and results of operations.

Inventory Valuation

We value our inventory at the lower of cost and net realizable value, cost being determined using the first-in, first-out method.

Provisions for Excess and Obsolete Inventory

On a quarterly basis we assess the value of our inventory and write down its value for estimated excess and obsolete inventory based upon assumptions about the future demand by reviewing inventory quantities on hand and on order under non-cancelable purchase commitments in comparison to our estimated forecast of product demand to determine what inventory, if any, is not saleable at or above cost. Our analysis is based on the demand forecast which takes into account market conditions, product development plans, product life expectancy and other factors. Based on this analysis, we write down the affected inventory value for estimated excess and obsolescence charges. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As demonstrated during prior years, demand for our products can fluctuate significantly. If actual demand is lower than our forecasted demand and we fail to reduce our manufacturing accordingly, we could be required to write down the value of additional inventory, which would have a negative effect on our gross profit.

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

We completed our annual impairment test of goodwill as of the first day of the fourth fiscal quarter of 2019, or September 30, 2019. We identified the reporting units for the purpose of goodwill impairment testing as Connected Home and SMB and performed a qualitative test for goodwill impairment of the two reporting units as of September 30, 2019. Based upon the results of the qualitative testing, the respective fair values of the two reporting units were in excess of the reporting units’ carrying values. We believe that it is more-likely-than-not that the fair value of these reporting units is greater than their respective carrying values and therefore performing the next step of impairment test for these reporting units was unnecessary. No goodwill impairment was recognized for our reporting units in the years ended December 31, 2019, 2018 or 2017.

For Connected Home, and SMB reporting units, we do not believe it is likely that there will be a material change in the estimates or assumptions we use to test for impairment losses on goodwill. However, if the actual results are not consistent with our estimates or assumptions, we may be exposed to a future impairment charge that could be material.

Long-Lived Assets Excluding Goodwill

Our long-lived assets primarily include goodwill, purchased intangibles with finite lives, operating lease right-of-use (“ROU”) assets, and property and equipment. Purchased intangibles with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three to ten years. ROU assets represent the Company's right to use an underlying asset for the lease term, which range from one to ten years, and amortized over the respective term. Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 2 to 5 years. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Examples of such events or circumstances include the following: a significant decrease in the market price of the asset, a significant decline in our expected future cash flows, significant changes or planned changes in our use of the assets, a sustained, significant decline in our stock price and market capitalization and a significant adverse change in the business climate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

During the year ended December 31, 2019, there were no events or changes in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable from their undiscounted cash flows. Consequently, we did not perform an impairment test. We reviewed the depreciation and amortization policies for the long-lived asset groups and ensured the remaining useful lives are appropriate. We did not record any impairments to our long-lived assets during the years ended December 31, 2019, 2018 and 2017.

We will continue to evaluate the carrying value of our long-lived assets and if we determine in the future that there is a potential impairment, we may be required to record additional charges to earnings which could affect our financial results.

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

The Company made an accounting policy election related to accounting for the tax effects of Global Intangible Low-Taxed Income (“GILTI”) that was implemented as part of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), enacted on December 22, 2017. With regard to GILTI, the Company accounts for the tax effects as a period cost, if and when incurred.

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of continuing operations data, which is derived from the accompanying consolidated financial statements:

	Year Ended December 31,
	2019		2018		2017
	(In thousands, except percentage data)
Net revenue	$998,763	100.0%	$1,058,816	100.0%	$1,039,169	100.0%
Cost of revenue	704,535	70.5%	717,118	67.7%	731,453	70.4%
Gross profit	294,228	29.5%	341,698	32.3%	307,716	29.6%
Operating expenses:
Research and development	77,982	7.8%	82,416	7.8%	71,893	6.9%
Sales and marketing	138,150	14.0%	152,569	14.4%	138,679	13.4%
General and administrative	49,432	4.9%	64,857	6.1%	54,346	5.2%
Other operating expenses, net	2,476	0.2%	3,142	0.3%	245	0.0%
Total operating expenses	268,040	26.9%	302,984	28.6%	265,163	25.5%
Income from operations	26,188	2.6%	38,714	3.7%	42,553	4.1%
Interest income, net	2,539	0.3%	3,980	0.4%	2,114	0.2%
Other income (expense), net	844	0.1%	510	0.0%	1,557	0.1%
Income before income taxes	29,571	3.0%	43,204	4.1%	46,224	4.4%
Provision for income taxes	3,780	0.4%	25,878	2.5%	57,357	5.5%
Net income (loss) from continuing operations	$25,791	2.6%	$17,326	1.6%	$(11,133)	(1.1%)

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

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Americas	$653,006	(6.8)%	$700,693	5.4%	$665,089
Percentage of net revenue	65.4%		66.2%		64.0%
EMEA	$200,099	(3.6)%	$207,599	5.3%	$197,074
Percentage of net revenue	20.0%		19.6%		19.0%
APAC	$145,658	(3.2)%	$150,524	(15.0)%	$177,006
Percentage of net revenue	14.6%		14.2%		17.0%
Total net revenue	$998,763	(5.7)%	$1,058,816	1.9%	$1,039,169

2019 vs 2018

Net revenue in Americas decreased for the year ended December 31, 2019 compared to the prior year. The decline was precipitated by a contraction of the North American WiFi market on a year over year basis and lower sales to service providers. The lower net revenue was primarily attributable to lower net revenue of our home wireless and mobile products, partially offset by higher net revenue of our broadband modem and gateway products. The contraction in the North American WiFi market in fiscal 2019 impacted demand for home wireless products to non-service provider customers. The mobile product decrease was mainly attributable to service provider customers. Net revenue from service providers declined by $28.8 million across all products in fiscal 2019, primarily driven by the culmination of a supply agreement with one of our North American partners. Additionally, net revenue was negatively impacted by increased channel promotional activities and sales returns deemed to be a reduction of revenue compared to the prior year. On a segment basis, net revenue from Connected Home and SMB fell by 8.1% and 1.0% compared to the prior year, respectively.

Net revenue in EMEA decreased for the year ended December 31, 2019 compared to the prior year. Net revenue in EMEA was negatively impacted by $8.3 million due to the strengthening of the U.S. dollar compared to the prior year. The decrease in EMEA was primarily attributable to lower net revenue of our home wireless products, partially offset by increased net revenue of our mobile products. On a segment basis, net revenue from Connected Home and SMB fell by 6.5% and 1.0% compared to the prior year, respectively.

APAC net revenue decreased for the year ended December 31, 2019 compared to the prior year. Net revenue in the Greater China region declined in the second half of 2019 impacted by geopolitical challenges. The fall in APAC was primarily attributable to lower net revenue of our broadband modem and gateway and home wireless products, partially offset by higher net revenue of mobile and switches. On a segment basis, net revenue from Connected Home and SMB fell by 7.0% and increased by 3.6% compared to the prior year, respectively.

2018 vs 2017

The increase in Americas net revenue for the year ended December 31, 2018 compared to the prior year was due to higher net revenue of home wireless, broadband modem and gateway products, and switches. The increase in net revenue was driven by sales to non-service provider customers, with sales to service provider customers falling by $6.4 million compared to the prior year. Net revenue to non-service provider customers increased mainly due to home wireless products which experienced strong performance in Wi-Fi systems. Net revenue was negatively impacted by channel promotion activities deemed to be a reduction of revenue increasing disproportionately compared to the prior year.

EMEA net revenue increased for the year ended December 31, 2018, compared to the prior year, driven by increased net revenue of home wireless products and switches, partially offset by slight declines in net revenue of our broadband modem and gateway products. Connected Home and SMB net revenue increased by 6.9% and 8.4%, respectively, mainly due to growth in the aforementioned product categories. The growth in net revenue was driven by non-service provider customers with net revenue from service providers falling slightly compared to the prior year.

APAC net revenue decreased for the year ended December 31, 2018, compared to the prior year. The decrease was primarily attributable to lower net revenue of our mobile, broadband modem and gateway, and home wireless products, partially offset by higher net revenue of switches. The fall in net revenue from mobile, broadband modem and gateway products was due to lower net revenue from service provider customers which fell approximately $23.4 million compared to the prior year.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of the following: the cost of finished products from our third party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; import duties/tariffs; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; amortization of certain acquired intangibles and capitalized software development cost; and costs attributable to the provision of service offerings.

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

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Cost of revenue	$704,535	(1.8)%	$717,118	(2.0)%	$731,453
Gross margin percentage	29.5%		32.3%		29.6%

2019 vs 2018

Cost of revenue decreased for the year ended December 31, 2019, compared to the prior year, primarily due to net revenue declining.

Gross margin decreased for the year ended December 31, 2019 compared to the prior year. Gross margin was negatively impacted by the imposition of Section 301 tariffs originally announced in late 2018 and cost inefficiencies experienced in our new manufacturing locations outside of China, an increase in channel promotional activities relative to revenue as well as foreign exchange headwinds due to the strengthening of the U.S. dollar.

2018 vs 2017

Cost of revenue decreased for the year ended December 31, 2018 primarily due to improved product margin performance, lower proportionate provisions for warranty expense, and lower air freight costs compared to the prior year.

Gross margin increased for the year ended December 31, 2018 compared to the prior year primarily due to improved product margin performance, lower proportionate provisions for sales returns and warranty expense, favorable foreign exchange rate movements and lower air freight costs compared to the prior year.

For fiscal 2020, we expect gross margins to improve from fiscal 2019 primarily as our U.S. bound inventory will primarily not be subject to Section 301 tariffs in fiscal 2020. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; import customs duties and imposed tariffs; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service provider customers. We expect that revenue derived from paid subscription service plans will increase in the future, which may have a positive impact on our gross margin. From time to time, however, we may experience fluctuations in our gross margin as a result of the factors discussed above.

Operating Expenses

Research and Development

Research and development expense consists primarily of personnel expenses, payments to suppliers for design services, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes, IT and facility allocations, and other consulting fees. Research and development expenses are recognized as they are incurred. Our research and development organization is focused on enhancing our ability to introduce innovative and easy-to-use products and services. The following table presents research and development expense, for the periods indicated:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Research and development	$77,982	(5.4)%	$82,416	14.6%	$71,893

2019 vs 2018

Research and development expense decreased for the year ended December 31, 2019 compared to the prior year, due to a decline in IT and facility allocation of $6.2 million, partially offset by an increase of $1.7 million in engineering projects and outside professional services. The decline in IT and facility allocations primarily resulted from reduced expenditures post separation with Arlo. The increased expenditures on engineering projects and outside professional services were due to continuous investment in strategic focus areas as we seek to expand our product portfolio and service offerings. Research and development headcount was 273 as of December 31, 2019 as compared with 274 as of December 31, 2018.

2018 vs 2017

Research and development expense increased for the year ended December 31, 2018 compared to the prior year, due to increased spending of $7.9 million in personnel-related expenditures, and $4.4 million in IT and facility allocations, partially offset by a reduction of $1.6 million in engineering projects and outside professional services. Research and development headcount increased from 264 as of December 31, 2017 to 274 as of December 31, 2018.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services to combat competitive pressures. We continue to invest in research and development to grow our cloud platform capabilities, and connected home products portfolio including services and mobile applications, expand our Pro-AV, web-managed, app-managed, 10Gig and PoE switch products, and develop innovative WiFi and 4G/5G mobile Advanced and 5G coverage solutions. For fiscal 2020, we expect research and development expenses to grow in absolute dollars while we allocate resources to help accelerate growth in key strategic areas such as the continued development of our WiFi 6 product portfolio as well as service offerings. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Sales and marketing	$138,150	(9.5)%	$152,569	10.0%	$138,679

2019 vs 2018

Sales and marketing expense decreased for the year ended December 31, 2019 compared to the prior year, primarily driven by decreases in personnel-related expenditures of $8.9 million, marketing expenditures of $3.1 million and IT and facility allocation expenditures of $1.6 million. Marketing expenditure decreased primarily due to fewer brand marketing campaigns. Sales and marketing headcount fell to 283 as of December 31, 2019 from 312 as of December 31, 2018, primarily associated with restructuring activities during fiscal 2019 as we reduced headcount in China and a number of other countries in APAC and EMEA. In addition, we closed offices in some of the affected jurisdictions.

2018 vs 2017

Sales and marketing expense increased for the year ended December 31, 2018 compared to the prior year, primarily attributable to an increase in personnel-related expenditures of $9.4 million and IT and facility allocation expenditures of $2.1 million. Sales and marketing headcount as of December 31, 2018 was 312, down from 323 as of December 31, 2017. The fall in headcount was primarily associated with restructuring activities initiated in the fourth quarter of 2018.

We expect our sales and marketing expense to be in line with fiscal 2019 in absolute dollars for fiscal year 2020. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of net revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of net revenue per authoritative guidance.

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

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
General and administrative	$49,432	(23.8)%	$64,857	19.3%	$54,346

2019 vs 2018

The decrease in general and administrative expense decreased for the year ended December 31, 2019 compared to the prior year was primarily attributable to declines in personnel-related expenditures of $6.3 million, legal and professional services of $3.3 million, other general corporate expenses of $3.4 million and IT and facilities of $1.7 million. The decrease in personnel-related expenditures was mainly due to lower average headcount and lower variable compensation during fiscal 2019 as compared with the prior year. The reduction in other general corporate expenses primarily relates to value-added tax previously incurred and subsequently refunded as well as changes to estimates for value added tax payable. General and administrative headcount was 144 as of December 31, 2019 as compared with 143 as of December 31, 2018.

2018 vs 2017

General and administrative expense increased for the year ended December 31, 2018 compared to the prior year, mainly due to higher personnel-related expenditures of $6.7 million and legal and professional services of $2.8 million. The increase in legal and professional services were primarily due to increased spending related to certain litigation matters and increased patent prosecution activity. General and administrative headcount decreased from 177 employees as of December 31, 2017 to 143 employees as of December 31, 2018. The fall in headcount was primarily attributable to the Separation of the Arlo business as a number of NETGEAR employees were transferred to Arlo Technologies and have not subsequently been replaced.

We expect our general and administrative expenses as a percentage of net revenue for fiscal 2020 to increase slightly compared with the same periods of fiscal 2019. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 10, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Other operating expenses, net

Other operating expenses, net consists of separation expense, restructuring and other charges, litigation reserves, net and change in the fair value of contingent consideration.

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Other operating expenses, net	$2,476	(21.2)%	$3,142	**	$245

** Percentage change not meaningful.

Other operating expenses, net decreased for the year ended December 31, 2019 compared to the prior year, primarily due to a decrease of $0.7 million in separation expense associated with the Separation of the Arlo business. Other operating expenses, net increased for the year ended December 31, 2018 compared to the prior year, mainly due to higher restructuring and other changes of $2.1 million and separation expense of $0.9 million associated with the Separation of the Arlo business. Restructuring and other charges for fiscal 2019 and 2018 were primarily recognized for severance, and other costs in relation to certain office closures and downsizes.

Interest Income, Net and Other Income (Expense), Net

Interest income, net represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies, gains and losses on investments, and other non-operating income and expenses. The following table presents interest income, net and other income (expense), net for the periods indicated:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Interest income, net	$2,539	(36.2)%	$3,980	88.3%	$2,114
Other income (expense), net	844	65.5%	510	(67.2)%	1,557
Total	$3,383	(24.7)%	$4,490	22.3%	$3,671

Interest income, net decreased in the fiscal 2019 as compared to the prior year, mainly due to lower cash and cash equivalents and short term invested balances. Interest income, net in fiscal 2018 increased compared to 2017, due to higher yields on short term investment. The increase and decrease in other income (expense), net in fiscal 2019 and fiscal 2018 compared to the prior year, respectively, was primarily due to foreign currency movements net of the effect of foreign currency forward contracts. In addition, an impairment charge of $1.4 million pertaining to a long-term investment incurred in 2018 was offset by favorable currency movements. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements in fiscal 2019. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Provision for Income Taxes

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Provision (benefit) for income taxes	$3,780	(85.4)%	$25,878	(54.9)%	$57,357
Effective tax rate	12.8%		59.9%		124.1%

2019 vs 2018

The decrease in tax expense for the year ended December 31, 2019, compared to the year ended December 31, 2018, resulted primarily from a decline in pre-tax earnings coupled with favorable benefits from the settlement of international tax audits and changes in estimate in tax expense recorded upon finalizing U.S. tax returns. These benefits were partially offset by the impact of stock based compensation related to shortfalls that occurred during the year as well as the impact of limitations on current and future deductions for certain executive officers under IRC section 162(m).

During fiscal year 2019, the Company evaluated the impact of the Global Intangible Low-Taxed Income “GILTI”, Foreign Derived Intangible Income “FDII” and Base Erosion and Anti-abuse Tax “BEAT” provisions. These provisions resulted in a net addition to tax of $1.7 million. This amount is comprised of BEAT of $2.1 million offset by the impact of GILTI and FDII of $(0.4) million. For fiscal year 2018, the company estimated that these provisions would result on a net benefit of $(0.3) million. Included in the 2019 tax expense is a benefit of $(0.7) million related to the net impact of these provisions as reported on the final U.S. tax return for the year ended December 31, 2018.

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

Connected Home

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(in thousands, except percentage data)
Net revenue	$711,391	(7.7)%	$771,060	0.4%	$768,261
Percentage of net revenue	71.2%		72.8%		73.9%
Contribution income	$67,775	(29.7)%	$96,340	14.9%	$83,870
Contribution margin	9.5%		12.5%		10.9%

2019 vs 2018

Net revenue in Connected Home segment decreased for the year ended December 31, 2019 compared to the prior year. Net revenue from service provider customers fell $27.8 million compared with the prior year. In addition, the North American home WiFi market contracted in fiscal 2019 affecting net revenue from non-service provider customers. The lower revenue was primarily due to declined net revenue of our home wireless, mobile and broadband modem and gateway products. Within home wireless, we experienced declines in net revenue from AC router products, WiFi mesh systems and extenders, partially offset by net revenue generated from the introduction of WiFi 6 routers. On a geographic basis, we experience net revenue declines across all three regions.

Contribution income decreased for the year ended December 31, 2019 compared to the prior year, primarily due to lower net revenue and lower gross margin attainment. Contribution margin decreased for the year ended December 31, 2019 compare to the prior year primarily due to higher product acquisition costs resulting from the burden of Section 301 tariffs and inefficiencies associated with commencing manufacturing in new locations, increased channel promotion activities and foreign exchange headwinds due to the strengthening of the U.S. dollar.

2018 vs 2017

Connected Home segment net revenue increased for the year ended December 31, 2018 compared to the prior year. The increase in Connected Home net revenue was primarily due to home wireless and broadband modem and modem gateway products, partially offset by decreased net revenue from mobile products. The growth in home wireless was experienced across both service provider and non-service provider channels, while the increase in broadband and gateway related solely to non-service provider customers. In total, net revenue from service provider customers fell $33.5 million compared to the prior year period. Geographically, net revenue increased in Americas and EMEA, but decreased in APAC.

Contribution income increased for the year ended December 31, 2018 compared to the prior year, primarily due to higher net revenue and gross margin attainment, mainly due to favorable product mix and lower warranty expense, partially offset by higher operating expenses as a proportion of net revenue.

SMB

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(in thousands, except percentage data)
Net revenue	$287,372	(0.1)%	$287,756	6.2%	$270,908
Percentage of net revenue	28.8%		27.2%		26.1%
Contribution income	$67,282	(4.1)%	$70,142	9.8%	$63,865
Contribution margin	23.4%		24.4%		23.6%

2019 vs 2018

SMB segment net revenue was flat for the year ended December 31, 2019 compared to the prior year, primarily due to a decline in net revenue of our network storage products, substantially offset by growth in net revenue of our switch products. Geographically, net revenue grew in APAC, but declined in Americas and EMEA.

Contribution income decreased for the year ended December 31, 2019 compared to the prior year, primarily as a result of lower gross margin attainment, partially offset by lower operating expenses as a proportion of net revenue. Contribution margin decreased for the year ended December 31, 2019 compared to the prior year, primarily lower gross margin attainment mainly resulting from foreign exchange headwinds due to the strengthening of the U.S. dollar as well as higher provisions for sales returns.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments, and cash generated from operations. As of December 31, 2019, we had cash, cash equivalents and short-term investments totaling $195.7 million. Our cash and cash equivalents balance decreased from $201.0 million as of December 31, 2018 to $190.2 million as of December 31, 2019. Our short-term investments decreased from $73.3 million as of December 31, 2018 to $5.5 million as of December 31, 2019. The decrease of $78.7 million in cash, cash equivalents, short-term investments as of December 31, 2019 from December 31, 2018 was mainly attributable to repurchases of common stock of $75.9 million in 2019. Cash from net  income of $25.8 million was largely offset by uses in working capital mainly relating to higher payments to trade suppliers.

As of December 31, 2019, approximately 63% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the US, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash provided by (used in):
Continuing operating activities	$13,524	$(15,059)	$100,347
Continuing investing activities	49,459	28,174	(15,547)
Continuing financing activities	(73,822)	(25,670)	(105,304)
Net increase (decrease) in cash and cash equivalents from discontinued operations	—	10,732	(17,094)
Net cash decrease	$(10,839)	$(1,823)	$(37,598)

Continuing operating activities

Net cash provided by continuing operating activities was $13.5 million for fiscal 2019 as compared to net cash used in continuing operating activities of $15.1 million in fiscal 2018. The increase in cash inflows from continuing operating activities was primarily due to favorable working capital movements and higher net income. The lower net cash outflow from working capital was mainly driven by higher account receivables collection from customers and lower inventory holding, partially offset by higher payments to trade suppliers. Net cash provided by continuing operating activities decreased by $115.4 million for fiscal 2018 as compared to fiscal 2017, due primarily to unfavorable working capital movements, partially offset by higher net income.

Our days sales outstanding ("DSO") increased to 102 days as of December 31, 2019 as compared to 97 days and 85 days as of December 31, 2018 and 2017, respectively. The increases in DSO for 2019 compared with 2018 and for 2018 compared with 2018 were primarily attributable to the timing of shipments as well as mix of receivable balances with longer dated payment terms being higher proportionately to the prior year. In addition, the DSO increase in 2018 versus 2017 was adversely affected by the adoption of ASC 606 which added approximately 2 days mainly as a result of changes to the balance sheet presentation of certain reserve balances previously shown net within accounts receivable which are now presented as liabilities. Our accounts payable amounted to $80.5 million, $139.7 million and $91.2 million as of December 31, 2019, 2018 and 2017, respectively. Inventory amounted to $235.5 million, $243.9 million and $162.9 million as of December 31, 2019, 2018 and 2017, respectively. We experienced increases in accounts payable and inventory at the end of 2018 as a response to imposition of Section 301 tariffs which began to normalize by the end of 2019. Ending inventory turns were 3.1, 3.3 and 4.9 in the three months ended December 31, 2019, 2018 and 2017, respectively.

Continuing investing activities

Net cash provided by continuing investing activities increased by $21.3 million for fiscal 2019 as compared to fiscal 2018, primarily due to higher net proceeds from maturities of short-term investments, partially offset by increased long-term investments. In addition, we had a cash outflow of $14.4 million in connection with the acquisition of Meural in 2018 with no corresponding outflow in 2019. Net cash provided by continuing investing activities was $28.2 million for fiscal 2018 as compared to $15.5 million of net cash used in fiscal 2017, primarily due to lower purchase of short-term investments along with higher proceeds from maturities of short-term investments, and a decrease in long-term investments, partially offset by payments made in connection with the business acquisition of Meural which occurred in 2018 and higher capital expenditures.

Continuing financing activities

Net cash used in continuing financing activities increased by $48.2 million in fiscal 2019 as compared to fiscal 2018, primarily due to increased repurchases of common stock. Net cash used in continuing financing activities decreased in fiscal 2018 as compared to fiscal 2017, primarily due to decreased repurchases of common stock, coupled with lower proceeds from the issuance of common stock upon exercise of stock options.

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. On July 19, 2019, our Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under our stock repurchase program of up to an incremental 4.5 million shares. As of December 31, 2019, 3.6 million shares remained authorized for repurchase under the repurchase program. During the years ended December 31, 2019, 2018, and 2017, we repurchased, as reported based on trade date, approximately 2.4 million, 0.5 million, and 2.4 million shares of common stock at a cost of $75.9 million, $30.0 million, and $113.2 million, respectively. We also repurchased, as reported based on trade date, approximately 198,000, 138,000, and 135,000 shares of common stock at a cost of $6.5 million, $8.1 million, and $6.4 million, to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. For a detailed discussion of our common stock repurchases, refer to Note 11, Stockholders’ Equity, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Backlog

As of December 31, 2019, we had a backlog of approximately $35.3 million, compared to approximately $38.8 million as of December 31, 2018, primarily due to product demand required in the future. Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. As we typically fulfill orders received within a relatively short period (e.g., within a few weeks for our top three customers) after receipt, our revenue in any fiscal year depends primarily upon orders booked and the availability of supply of our products in that year. In addition, most of our backlog is subject to rescheduling or cancellation with minimal penalties. As a result, our backlog as of any particular date may not be an indicator of revenue for any succeeding period. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in revenue. Accordingly, we do not believe that backlog information is material to an understanding of our overall business, and backlog as of any particular date should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Contractual Obligations

The following table summarizes our non-cancelable purchase obligations, other non-trade purchase commitments, and the Tax Act payables as of December 31, 2019:

.	Payments due by period
		Less Than	1 - 3	3 -5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Purchase obligations	$85,326	$85,326	$—	$—	$—
Operating leases	37,818	10,460	15,120	8,864	$3,374
Other non-trade purchase commitments	17,366	1,575	3,390	3,738	8,663
Tax Act payables	6,549	—	—	2,792	3,757
	$147,059	$97,361	$18,510	$15,394	$15,794

We have entered into various master purchase agreements for inventory with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements the commitments are governed by the commercial terms on our purchase orders subject to acknowledgment from our suppliers. As of December 31, 2019, we had approximately $85.3 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such losses have not been material to date. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

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

As of December 31, 2019, we had long term, non-cancellable purchase commitments of $17.4 million pertaining to non-trade activities.

As of December 31, 2019, we had estimated long term liability of $6.5 million related to a one-time transaction tax that resulted from the passage of the Tax Act.

As of December 31, 2019 and 2018, we had $11.1 million and $15.4 million, respectively, of total gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months is approximately $0.6 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal 2019.

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

We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet and anticipated cash flow exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheets and anticipated cash flow exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged exposures. If there were an adverse movement in exchange rates, we might suffer significant losses. For additional disclosure on our foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

As of December 31, 2019, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of $0.2 million net income, net of our hedged position at December 31, 2019. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2019 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the year ended December 31, 2019, 23% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NETGEAR, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NETGEAR, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Provision for Excess and Obsolete Inventory

As described in Notes 1 and 5 to the consolidated financial statements, on a quarterly basis management assesses the value of inventory and writes down its value for estimated excess and obsolete inventory based upon assumptions about the future demand by reviewing inventory quantities on hand and on order under non-cancelable purchase commitments in comparison to the estimated forecast of product demand to determine what inventory, if any, is not saleable at or above cost. Management’s analysis is primarily based on the demand forecast which takes into account market conditions, product development plans, product life expectancy and other factors. The recorded provision for excess and obsolete inventory was $3.9 million for the year ended December 31, 2019.

The principal considerations for our determination that performing procedures relating to the provision for excess and obsolete inventory is a critical audit matter are there was significant judgment by management to estimate excess and obsolete inventory, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing audit procedures and in evaluating audit evidence relating to significant assumptions, including demand forecasts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the provision for excess and obsolete inventory. These procedures also included, among others, testing management’s process for estimating excess and obsolete inventory, including evaluating the appropriateness of the method, testing the completeness, accuracy, and relevance of underlying data used in the estimate and evaluating the reasonableness of significant assumptions used by management, including demand forecasts. Evaluating the reasonableness of the demand forecast assumptions involved considering (i) the accuracy of historical demand forecasting, (ii) historical sales trends and (iii) product life expectancy.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 18, 2020

We have served as the Company’s auditor since 2002.

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$190,208	$201,047
Short-term investments	5,499	73,317
Accounts receivable, net of allowance for doubtful accounts of $1,079 and $1,254 as of December 31, 2019 and December 31, 2018, respectively	277,168	303,667
Inventories	235,489	243,871
Prepaid expenses and other current assets	35,745	35,997
Total current assets	744,109	857,899
Property and equipment, net	17,683	20,177
Operating lease right-of-use assets, net	28,917	—
Intangibles, net	10,104	17,146
Goodwill	80,721	80,721
Other non-current assets	74,279	67,433
Total assets	$955,813	$1,043,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,531	$139,748
Accrued employee compensation	20,024	31,666
Other accrued liabilities	189,547	199,472
Deferred revenue	6,450	11,086
Income taxes payable	1,839	2,020
Total current liabilities	298,391	383,992
Non-current income taxes payable	15,307	19,600
Non-current operating lease liabilities	25,434	—
Other non-current liabilities	7,988	12,232
Total liabilities	347,120	415,824
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shares issued and outstanding: 29,925,008 and 31,562,358 as of December 31, 2019 and 2018, respectively	30	32
Additional paid-in capital	831,365	793,585
Accumulated other comprehensive income (loss)	21	(15)
Accumulated deficit	(222,723)	(166,050)
Total stockholders’ equity	608,693	627,552
Total liabilities and stockholders’ equity	$955,813	$1,043,376

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net revenue	$998,763	$1,058,816	$1,039,169
Cost of revenue	704,535	717,118	731,453
Gross profit	294,228	341,698	307,716
Operating expenses:
Research and development	77,982	82,416	71,893
Sales and marketing	138,150	152,569	138,679
General and administrative	49,432	64,857	54,346
Other operating expenses, net	2,476	3,142	245
Total operating expenses	268,040	302,984	265,163
Income from operations	26,188	38,714	42,553
Interest income, net	2,539	3,980	2,114
Other income (expense), net	844	510	1,557
Income before income taxes	29,571	43,204	46,224
Provision for income taxes	3,780	25,878	57,357
Net income (loss) from continuing operations	25,791	17,326	(11,133)
Net income (loss) from discontinued operations, net of tax	—	(35,655)	30,569
Net income (loss)	25,791	(18,329)	19,436
Net loss attributable to non-controlling interest in discontinued operations	—	(9,167)	—
Net income (loss) attributable to NETGEAR, Inc.	$25,791	$(9,162)	$19,436

Net income (loss) per share - basic:
Income (loss) from continuing operations	$0.83	$0.55	$(0.35)
Income (loss) from discontinued operations attributable to NETGEAR, Inc.	—	(0.84)	0.96
Net income (loss) attributable to NETGEAR, Inc.	$0.83	$(0.29)	$0.61

Net income (loss) per share - diluted:
Income (loss) from continuing operations	$0.81	$0.52	$(0.35)
Income (loss) from discontinued operations attributable to NETGEAR, Inc.	—	(0.80)	0.96
Net income (loss) attributable to NETGEAR, Inc.	$0.81	$(0.28)	$0.61

Weighted average shares used to compute net income (loss) per share:
Basic	30,936	31,626	32,097
Diluted	31,965	33,137	32,097

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$25,791	$(18,329)	$19,436
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	30	834	(3,068)
Change in unrealized gains and losses on available-for-sale investments	16	128	(115)
Other comprehensive income (loss), before tax	46	962	(3,183)
Tax benefit (provision) related to derivatives	(6)	(76)	352
Tax benefit (provision) related to available-for-sale investments	(4)	(50)	42
Other comprehensive income (loss), net of tax	36	836	(2,789)
Comprehensive income (loss)	25,827	(17,493)	16,647
Comprehensive loss attributable to non-controlling interest, net of tax	—	(9,165)	—
Comprehensive income (loss) attributable to NETGEAR, Inc.	$25,827	$(8,328)	$16,647

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	NETGEAR, Inc. Stockholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total
Balance as of December 31, 2016	32,958	$33	$566,307	$1,938	$228,541	$—	$796,819
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(73)	—	—	(73)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(2,716)	—	—	(2,716)
Net income	—	—	—	—	19,436	—	19,436
Stock-based compensation	—		22,147	—	—	—	22,147
Repurchase of common stock	(2,378)	(2)	—	—	(113,159)	—	(113,161)
Restricted stock unit withholdings	(135)	—	—	—	(6,415)	—	(6,415)
Issuance of common stock under stock-based compensation plans	875	—	14,356	—	—	—	14,356
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	327	—	(235)	—	92
Balance as of December 31, 2017	31,320	31	603,137	(851)	128,168	—	730,485
Adoption of ASU 2014-09 (ASC 606 Rev Rec), ASU 2016-16, and ASU 2018-02, net of tax	—	—	—	—	8,593	—	8,593
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	78	—	—	78
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	758	—	—	758
Net loss attributable to NETGEAR, Inc.	—	—	—	—	(9,162)	—	(9,162)
Net loss attributable to non-controlling interest	—	—	—	—	—	(9,167)	(9,167)
Stock-based compensation	—	—	31,966	—	—	—	31,966
Stock-based compensation for Arlo's shares	—	—	—	—	—	942	942
Sale of Arlo's common stock	—	—	146,088	—	—	24,158	170,246
Repurchases of common stock	(473)	—	—	—	(30,000)	—	(30,000)
Restricted stock unit withholdings	(138)	—	—	—	(8,065)	—	(8,065)
Issuance of common stock under stock-based compensation plans	853	1	12,394	—	—	—	12,395
Distribution of Arlo	—	—	—	—	(255,584)	(15,933)	(271,517)
Balance as of December 31, 2018	31,562	32	793,585	(15)	(166,050)	—	627,552
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	12	—	—	12
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	24	—	—	24
Net income	—	—	—	—	25,791	—	25,791
Stock-based compensation	—	—	29,137	—	—	—	29,137
Repurchase of common stock	(2,406)	(3)	—	—	(75,943)	—	(75,946)
Restricted stock unit withholdings	(198)	—	—	—	(6,521)	—	(6,521)
Issuance of common stock under stock-based compensation plans	967	1	8,643	—	—	—	8,644
Balance as of December 31, 2019	29,925	$30	$831,365	$21	$(222,723)	$—	$608,693

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$25,791	$(18,329)	$19,436
Net (income) loss from discontinued operations	—	35,655	(30,569)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,406	18,851	22,529
Stock-based compensation	29,137	26,461	18,969
Deferred income taxes	(1,379)	2,459	21,119
Provision for excess and obsolete inventory	3,878	2,904	2,866
Other	29	116	46
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	26,500	(43,055)	(23,121)
Inventories	4,504	(85,064)	34,336
Prepaid expenses and other assets	(1,654)	(12,114)	4,604
Accounts payable	(56,614)	45,503	(432)
Accrued employee compensation	(11,642)	7,145	(5,278)
Other accrued liabilities	(16,603)	15,589	15,109
Deferred revenue	(3,354)	5,759	2,440
Income taxes payable	(4,474)	(16,939)	18,293
Net cash provided by (used in) continuing operating activities	13,525	(15,059)	100,347
Net cash used in discontinued operating activities	—	(88,152)	(12,823)
Net cash provided by (used in) operating activities	13,525	(103,211)	87,524
Cash flows from investing activities:
Purchases of short-term investments	(1,617)	(81,814)	(136,556)
Proceeds from maturities of short-term investments	70,790	137,058	135,549
Purchases of property and equipment	(14,230)	(12,251)	(10,140)
Purchases of long-term investments	(5,484)	(1,091)	(4,400)
Proceeds from sale of long-term investments	—	624	—
Payments made in connection with business acquisitions, net of cash acquired	—	(14,352)	—
Net cash provided by (used in) continuing investing activities	49,459	28,174	(15,547)
Net cash used in discontinued investing activities	—	(71,363)	(4,271)
Net cash provided by (used in) investing activities	49,459	(43,189)	(19,818)
Cash flows from financing activities:
Repurchases of common stock	(75,946)	(30,000)	(113,161)
Restricted stock unit withholdings	(6,521)	(8,065)	(6,415)
Proceeds from exercise of stock options	5,027	6,841	9,508
Proceeds from issuance of common stock under employee stock purchase plan	3,617	5,554	4,764
Net cash used in continuing financing activities	(73,823)	(25,670)	(105,304)
Net cash provided by discontinued financing activities	—	170,247	—
Net cash provided by (used in) financing activities	(73,823)	144,577	(105,304)
Net decrease in cash and cash equivalents	(10,839)	(1,823)	(37,598)
Cash and cash equivalents, at beginning of period	201,047	202,870	240,468
Cash and cash equivalents, at end of period	$190,208	$201,047	$202,870
Supplemental Cash Flow Information:
Cash paid for income taxes	$8,876	$23,220	$32,090
Non-cash investing and financing activities:
Change in accounts payable and other accrued liabilities relating to property and equipment additions	$(4,360)	$2,604	$638
Fair value of contingent consideration in connection with business acquisition in other accrued liabilities	$—	$5,953	$—

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global company that delivers innovative, advanced networking technologies and Internet connected products to consumers, businesses, and service providers. The Company’s products are designed to simplify and improve people’s lives. The Company’s goal is to enable people to collaborate and connect to a world of information and entertainment. The Company is dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console, online and cloud game play. The Company's products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and to capitalize on technological inflection points and trends, such as WiFi 6, 5G and Pro-AV. NETGEAR's product line consist of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as smart digital canvasses and services. These products are available in multiple configurations to address the changing needs of the Company’s customers in each geographic region in which they are sold.

On February 6, 2018, the Company announced that its Board of Directors had unanimously approved the pursuit of a separation of its smart camera business, Arlo, from NETGEAR (the “Separation”) to be effected by way of an initial public offering ("IPO") and spin-off ("the Spin-Off"). On December 31, 2018, the Company completed the Spin-Off of Arlo Technologies, Inc. (“Arlo”), a majority owned subsidiary and reporting segment of NETGEAR at the time. Arlo’s historical financial results for periods prior to the Spin-Off are reflected in the consolidated financial statements as discontinued operations. For further details, refer to Note 3, Discontinued Operations.

The Company sells networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers and its webstore at www.netgear.com.

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

Investments

Short-term investments are partially comprised of marketable and convertible debt securities that consist of government and private company debts with an original maturity or a remaining maturity at the time of purchase, of greater than three months and no more than 12 months. These debt securities are classified as available-for-sale securities in accordance with the provisions of the authoritative guidance for investments and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity.

Short-term investments also include marketable securities related to deferred compensation under the Company’s Deferred Compensation Plan. Mutual funds are the only investments allowed in the Company's Deferred Compensation Plan and the investments are held in a grantor trust formed by the Company. The Company has classified these investments as trading securities as the grantor trust actively manages the asset allocation to match the participants’ notional fund allocations. These securities are recorded at fair market value with unrealized gains and losses included in other income (expense), net.

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

Derivative financial instruments

The Company uses foreign currency forward contracts that generally mature within six months of inception to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, cost of revenue, operating expenses, and on certain existing assets and liabilities. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to reduce the impact of currency exchange rate movements on the Company's operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The Company does not use derivative financial instruments for speculative purposes.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for its derivative instruments as either assets or liabilities and records them at fair value. Derivatives that are not designated as hedges under the authoritative guidance for derivatives and hedging are adjusted to fair value through earnings. For derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the gains or losses on the derivative instrument are reported as a component of accumulated other comprehensive income in stockholders' equity and reclassified into the same line item in the statement of operations as the hedged transaction, and in the same period that the hedged transaction effects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

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

As of December 31, 2019, Best Buy, Inc. and affiliates, Amazon and affiliates and Walmart and affiliates accounted for approximately 34%, 13% and 10% of the Company's total accounts receivable, respectively. As of December 31, 2018, Best Buy, Inc. and affiliates, and Amazon and affiliates accounted for 31%, and 13% of the Company's total accounts receivable, respectively. No other customers accounted for 10% or greater of the Company's total accounts receivable.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the foreign currency forward contracts used to mitigate the effect of foreign currency exchange rate changes. The Company believes the counterparties for its outstanding contracts are large, financially sound institutions and thus, the Company does not anticipate nonperformance by these counterparties. In the event of turbulence or the onset of a financial crisis in financial markets, the failure of counterparties cannot be ruled out.

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist primarily of finished goods which are valued at the lower of cost and net realizable value, with cost being determined using the first-in, first-out method. On a quarterly basis, the Company assesses the value of the inventory and write down its value for estimated excess and obsolete inventory based upon assumptions about the future demand by reviewing inventory quantities on hand and on order under non-cancelable purchase commitments in comparison to the Company’s estimated forecast of product demand to determine what inventory, if any, is not saleable at or above cost. The Company’s analysis is primarily based on the demand forecast which takes into account market conditions, product development plans, product life expectancy and other factors. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase of the newly established cost basis.

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other accrued liabilities, and operating lease liabilities on the consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain office leases, the Company accounts for the lease and non-lease components as a single lease component to the extent that the timing and pattern of transfer are similar for the lease and non-lease components and the lease component qualifies as an operating lease. Lease expense is recognized on a straight-line basis over the lease term.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Generally the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company's incremental borrowing rate is a hypothetical rate based on a benchmark interest rate adjusted for its specific credit risk. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”) and applied this guidance to those contracts which were not completed at the date of adoption using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods (ASC 605). The adoption did not have a significant impact to the nature and timing of the Company’s revenues, results of operations, cash flows and statement of financial position.

Under 606, revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration, and the Company expects to be entitled to in exchange for those goods or services.

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

Revenue for subscription sales is generally recognized over time on a ratable basis over the contract term beginning on the date that the service is expected to be delivered. The subscription contracts are generally for 30 days or 12 months in length, billed in advance. Additionally, the Company sells technical support services and extended warranty which consist of telephone and internet access to technical support personnel, hardware replacement and updates to software features. All such service or support sales are typically recognized using an output measure of progress by looking at the time elapsed as the contracts generally provide the customer equal benefit throughout the contract period because the Company transfers control evenly by providing a stand-ready service. The Company also sells services bundled with hardware products and accounts for these sales in line with the multiple performance obligations guidance. We combine contracts with a customer if contracts are negotiated with a single commercial substance or contain price dependencies.

Revenue from all sales types is recognized at the transaction price, the amount which the Company expects to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives and price protection related to current period product revenue. The Company’s standard obligation to its direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. In determining estimates for future returns, the Company estimates variable consideration at the expected value which is based on management's analysis of historical data, channel inventory levels, current economic trends and changes in customer demand for the Company's products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and through estimating future expenditure based upon historical customary business practice. The Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contracts with Multiple Performance Obligations

Some of the Company's contracts with customers contain multiple promised goods or services. Such contracts include hardware products with bundled services, networking hardware with embedded software, various software subscription services and support. For these contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. The embedded software on most of the hardware products is not considered distinct and therefore the combined hardware and incidental software are treated as one performance obligation and recognized at the point in time when control of product transfers to the customer. Service included with certain hardware products is considered distinct and therefore the hardware and service are treated as separate performance obligations.

After identifying the separate performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are generally determined based on the prices charged to customers or using an adjusted market assessment. For products, the estimated standalone selling price of the hardware is directly observable from sales of those products based on a range of prices. Standalone selling price of the service is estimated using an adjusted market approach. This may include using information such as prices charged for similar offerings and other observable inputs.

Revenue is recognized for each distinct performance obligation as control is transferred to the customer. In general, the hardware is recognized at time of shipping or delivery, while services and support are delivered over the stated service or support period. Hardware products bundled with services are recognized at the time control of the product transfers to the customer and the transaction price allocated to service is recognized over the estimated period the services are expected to be provided on a straight-line basis beginning when the customer is expected to activate their account.

For products sold with third-party services where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. We recognize revenue on a net basis when we are acting as an agent between the customer and the vendor. Certain judgments are involved in determining when the Company obtains control, such as determining the responsible party for fulfillment of the services, whether we have inventory risk before the service is transferred or if we have discretion to establish pricing for the third-party services.

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

Shipping and handling costs associated with outbound freight totaled $8.7 million, $9.5 million and $8.6 million in the years ended December 31, 2019, 2018 and 2017 respectively.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $21.3 million, $24.7 million, and $23.2 million in the years ended December 31, 2019, 2018 and 2017 respectively.

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

Stock-based compensation

The Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options and the shares offered under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to restricted stock units (“RSUs”) is based on the closing fair market value of the Company’s common stock on the date of grant.

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

The Company adopted the new standard effective January 1, 2019 and was required to record a lease asset and lease liability related to its operating leases. The Company elected to utilize the alternative modified transition method, under which the cumulative-effect adjustment to the opening balance is recognized on the date of adoption while comparative prior periods continue to be reported under the guidance in effect prior to January 1, 2019. Accordingly, the Company did not restate or make related disclosures under the new standard for comparative prior periods in the period of adoption, and the Company applied the new lease standard prospectively to leases existing or commencing on or after January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the standard to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. The Company made an accounting policy election to treat the lease and non-lease components in its office lease contracts as a single performance obligation to the extent that the timing and pattern of transfer are similar for the lease and non-lease components and the lease component qualifies as an operating lease. The Company also made an accounting policy election not to recognize lease liabilities and right-of-use assets for leases with a term of 12 months or less. The Company recognizes these lease payments on a straight-line basis over the lease term.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impact of adopting ASU 2016-02 on the Company’s consolidated balance sheet for the fiscal year beginning January 1, 2019 as an adjustment to the opening balances:

	As of		As of
	December 31, 2018	Adjustments	January 1, 2019
	(In thousands)
Assets:
Prepaid expenses and other current assets	$35,997	$(543)	$35,454
Total current assets	$857,899	$(543)	$857,356
Operating lease right-of-use assets, net	$—	$39,110	$39,110
Total assets	$1,043,376	$38,567	$1,081,943
Liabilities:
Other accrued liabilities	$199,472	$10,909	$210,381
Total current liabilities	$383,992	$10,909	$394,901
Non-current operating lease liabilities	$—	$33,823	$33,823
Other non-current liabilities	$12,232	$(6,165)	$6,067
Total liabilities	$415,824	$38,567	$454,391
Total liabilities and stockholders’ equity	$1,043,376	$38,567	$1,081,943

The standard did not impact the Company’s statement of operations and cash flows.

Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. The Company will adopt the new standard in the first fiscal quarter of 2020. The Company is in the process of finalizing the new credit loss models and updating its controls. Based on the composition of the Company’s investment portfolio, current market conditions, and historical credit loss activity, the Company does not expect that it will have material impacts on its financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which removes certain exceptions related to intra-period tax allocations and deferred tax accounting on outside basis differences in foreign subsidiaries and equity method investments. Additionally, it provides other simplifying measures for the accounting for income taxes. ASU 2019-12 is effective for the Company in the first quarter of 2021 and early adoption is permitted. The Company is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows.

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2019:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$42,767	$1,046	$1,024	$44,837

Contract Costs

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. These costs include direct cost incurred at inception of a contract which enables the fulfillment of the performance obligation and totaled $1.5 million and $7.4 million as of December 31, 2019 and 2018, respectively. There was no impairment of capitalized contract costs in the fiscal years of 2019 and 2018.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in Sales and marketing and General and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. As of December 31, 2019 and 2018, there were no deferred commissions.

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

The following table reflects the contract balances as of December 31, 2019 and 2018 and January 1, 2018, respectively:

	Balance Sheet Location	December 31, 2019	December 31, 2018	January 1, 2018(*)
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$277,168	$303,667	$260,404
Contract liabilities - current	Deferred revenue	$6,450	$11,086	$5,357
Contract liabilities - non-current	Other non-current liabilities	$2,061	$779	$728

* Includes the adjustments made upon ASC 606 adoption using the modified retrospective method.

The difference in the balances of the Company’s contract assets and liabilities as of December 31, 2019 and December 31, 2018 primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the years ended December 31, 2019 and 2018, $14.5 million and $14.8 million of revenue was deferred due to unsatisfied performance obligations, $17.9 million and $9.0 million of revenue was recognized for the satisfaction of performance obligations, $9.9 million and $4.4 million of the recognized revenue was included in the contract liability balance at the beginning of the period, respectively.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no significant changes in estimates during the periods that would affect the contract balances.

Disaggregation of Revenue

In the following tables, net revenue is disaggregated by geographic region and sales channel. The Company conducts business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific ("APAC"). The tables also include reconciliations of the disaggregated revenue by reportable segment. The Company operates and reports in two segments: Connected Home, and Small and Medium Business (“SMB”). Sales and usage-based taxes are excluded from net revenue.

	Year Ended December 31,
	2019			2018			2017 (1)
	Connected Home	SMB	Total	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions:
Americas	$529,982	$123,024	$653,006	$576,476	$124,217	$700,693	$547,314	$117,775	$665,089
EMEA	91,586	108,513	200,099	97,979	109,620	207,599	93,438	103,636	197,074
APAC	89,823	55,835	145,658	96,605	53,919	150,524	127,509	49,497	177,006
Total	$711,391	$287,372	$998,763	$771,060	$287,756	$1,058,816	$768,261	$270,908	$1,039,169
Sales channels:
Service provider	$128,852	$4,465	$133,317	$156,671	$3,624	$160,295	$190,186	$3,268	$193,454
Non-service provider	582,539	282,907	865,446	614,389	284,132	898,521	578,075	267,640	845,715
Total	$711,391	$287,372	$998,763	$771,060	$287,756	$1,058,816	$768,261	$270,908	$1,039,169

(1)	Prior period amounts have not been adjusted to conform with ASC 606 as the Company adopted ASC 606 under the modified retrospective method.

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

In connection with Arlo's Separation, the Company incurred Separation expense of $34.2 million since commencing in December 2017. Separation expense primarily consists of third-party advisory, consulting, legal and professional services, IT costs and employee bonuses directly related to the separation, as well as other items that are incremental and one-time in nature that are related to the separation. The majority of these costs are reflected in the Company's consolidated statement of operations as discontinued operations for all periods presented. In addition, in the third fiscal quarter of 2018, the Company contributed $70.0 million in cash to Arlo and provided for, among other things, the transfer from NETGEAR to Arlo of assets and the assumption by Arlo of liabilities comprising its

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business effected through a master separation agreement between NETGEAR and Arlo. The master separation agreement governs the separation of Arlo's business from NETGEAR as well as various interim arrangements. In connection with these arrangements, during the third and fourth quarter of 2018, NETGEAR recorded a reduction to operating expenses of $6.3 million relating to the transition services, which are reflected in the Company's consolidated statement of operations as discontinued operations for the periods presented. In the third quarter of 2018, NETGEAR provided billing and collection services to Arlo in respect of its trade receivables and trade payments. As of December 31, 2018, NETGEAR had a net liability to Arlo of $12.2 million relating to these transition service, billing and collection services, and the net liability was classified within accounts payable on the consolidated balance sheets. The Company does not expect the amounts relating to such services to be material after the Distribution. Additionally, the Company entered into certain other agreements that provide a framework for the relationship between NETGEAR and Arlo after the separation, including a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property rights cross-license agreement, and a registration rights agreement.

The financial results of Arlo through the Distribution date are presented as income (loss) from discontinued operations, net of tax, in the consolidated statements of operations. The following table presents financial results of Arlo:

	Year Ended December 31,
	2018	2017
	(In thousands)
Net revenue	$464,649	$367,751
Cost of net revenue	372,843	279,425
Gross profit	91,806	88,326
Operating expenses:
Research and development	48,696	22,710
Sales and marketing	39,713	19,490
General and administrative	17,762	691
Separation expense	31,583	1,384
Litigation reserves, net	—	28
Total operating expenses	137,754	44,303
Income (loss) from operations of discontinued operations	(45,948)	44,023
Interest income, net	1,239	—
Other income (expense), net	(41)	467
Income (loss) from discontinued operations before income taxes	(44,750)	44,490
Provision (benefit) for income taxes	(9,095)	13,921
Income (loss) from discontinued operations, net of tax	$(35,655)	$30,569

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The merger agreement provides for the payment of contingent consideration to each selling shareholder of Meural based on the achievement of certain technical and service revenue milestones through August 6, 2023, with a maximum payout of $3.5 million on each of two milestones. The valuation of the contingent consideration was derived using estimates of the probability of achievement within specified time periods, in a scenario based model for the technical milestone; and using an option pricing model in a risk neutral framework using a Monte Carlo simulation, based on projections of future service revenues for the service revenue milestone. As of the acquisition date, the fair value of such contingent consideration payable to Meural’s external shareholders was determined to be $5.9 million and included in Other non-current liabilities on the consolidated balance sheets. As of December 31, 2019 and 2018, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Refer to Note 14, Fair Value Measurements for further details. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of Meural have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.

The purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$20
Accounts receivable	209
Inventories	760
Prepaid expenses and other current assets	500
Property and equipment	16
Intangibles	4,800
Non-current deferred income taxes	815
Goodwill	16,407
Accounts payable	(1,317)
Other accrued liabilities	(35)
Total	$22,175

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Balance Sheet Components

Available-for-sale short-term investments

	As of
	December 31, 2019				December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$—	$—	$—	$—	$70,330	$1	$(17)	$70,314
Certificates of deposits	149	—	—	149	149	—	—	149
Convertible debt	1,326	—	—	1,326	—	—	—	—
Total	$1,475	$—	$—	$1,475	$70,479	$1	$(17)	$70,463

The Company’s short-term investments are primarily comprised of marketable and convertible debt securities that are classified as available-for-sale and with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale investments have unrealized losses greater than twelve months.

Inventories

	As of
	December 31, 2019	December 31, 2018
	(In thousands)
Raw materials	$28,871	$3,427
Finished goods	206,618	240,444
Total	$235,489	$243,871

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $3.9 million, $2.9 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	December 31, 2019	December 31, 2018
	(In thousands)
Computer equipment	$9,883	$9,205
Furniture, fixtures and leasehold improvements	18,623	18,286
Software	27,865	28,065
Machinery and equipment	59,637	60,552
Total property and equipment, gross	116,008	116,108
Accumulated depreciation and amortization	(98,325)	(95,931)
Total	$17,683	$20,177

Depreciation and amortization expense pertaining to property and equipment was $12.3 million, $10.5 million and $11.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles, net

	As of December 31, 2019			As of December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$59,799	$(57,406)	$2,393	$59,799	$(56,978)	$2,821
Customer contracts and relationships	56,800	(50,297)	6,503	56,800	(44,280)	12,520
Other	10,345	(9,137)	1,208	10,345	(8,540)	1,805
Total	$126,944	$(116,840)	$10,104	$126,944	$(109,798)	$17,146

Amortization of purchased intangibles in the years ended December 31, 2019, 2018 and 2017 was $7.0 million, $8.3 million and $11.0 million, respectively. No impairment charges were recorded in the years ended December 31, 2019, 2018 and 2017.

As of December 31, 2019, estimated amortization expense related to finite-lived intangibles for each of the next five years and thereafter is as follows (in thousands):

2020	$6,205
2021	2,044
2022	527
2023	514
2024	514
Thereafter	300
Total estimated amortization expense	$10,104

Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2019 and 2018 are as follows:

	Connected Home	SMB	Total
	(In thousands)
As of December 31, 2017	$28,035	$36,279	$64,314
Goodwill from acquisition of Meural	16,407	-	16,407
As of December 31, 2018	$44,442	$36,279	$80,721
As of December 31, 2019	$44,442	$36,279	$80,721

The Company identified the reporting units for the purpose of goodwill impairment testing as Connected Home, and SMB and performed a qualitative test for goodwill impairment of the two reporting units as of the first day of the fourth quarter, or September 30, 2019. Based upon the results of the qualitative testing, the respective fair values of the two reporting units were substantially in excess of these reporting units’ carrying values. The Company believes that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values and therefore performing the next step of impairment test for these reporting units was unnecessary. No goodwill impairment was recognized in the years ended December 31, 2019, 2018 or 2017. Accumulated goodwill impairment charges for the years ended December 31, 2019 and 2018, was $74.2 million and $74.2 million, respectively.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other non-current assets

	As of
	December 31, 2019	December 31, 2018
	(In thousands)
Non-current deferred income taxes	$58,930	$57,557
Long-term investments	8,147	2,886
Other	7,202	6,990
Total	$74,279	$67,433

Equity investments without readily determinable fair values

The total carrying value of equity investments without readily determinable fair values during the years ended December 31, 2019 and 2018 are as follows (in thousands):

Carrying value, as of December 31, 2017	$4,505
Additions	1,091
Reclassification of original investment in Meural due to acquisition	(1,500)
Impairment	(1,400)
Upward adjustments for observable price changes	190
Carrying value, as of December 31, 2018	2,886
Additions	5,484
Downward adjustments for observable price changes	(223)
Carrying value, as of December 31, 2019	$8,147

For the equity investments without readily determinable fair values as of December 31, 2019, cumulative downward adjustments for price changes and impairment was $1.6 million and cumulative upward adjustments for price changes was $0.2 million.

Other accrued liabilities

	As of
	December 31, 2019	December 31, 2018
	(In thousands)
Current operating lease liabilities	$9,357	$—
Sales and marketing	85,605	91,548
Warranty obligations	10,556	14,412
Sales returns(1)	52,612	46,318
Freight and duty	5,633	10,586
Other	25,784	36,608
Total	$189,547	$199,472

(1)

Inventory expected to be received from future sales returns amounted to $26.8 million and $23.8 million as of December 31, 2019 and 2018, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $14.9 million and $14.2 million as of December 31, 2019 and December 31, 2018.

Note 6. Derivative Financial Instruments

The Company’s subsidiaries have material future cash flows related to revenue and expenses denominated in currencies other than the U.S. dollar, the Company’s functional currency worldwide. The Company executes currency forward contracts that typically mature in less than 6 months to mitigate its currency risk, in currencies including Australian dollars, British pounds, euros, Canadian dollar, and Japanese yen. The Company does not enter into derivatives transactions for trading or speculative purposes.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s foreign currency forward contracts do not contain any credit-risk-related contingent features. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any individual counter-party. The Company continuously evaluates the credit quality of its counter-party financial institutions and does not consider non-performance a material risk.

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

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness of the hedge relationships are tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically executes ten forward contracts per quarter with maturities under six months and with USD notional amounts less than $6.0 million each that are designated as cash flow hedges.

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. OCI associated with cash flow hedges of foreign currency revenue, cost of revenue and operating expenses are recognized in the same period and in the same line item in the statement of operations as hedged item. The Company did not recognize any material net gains or losses related to anticipated transactions that failed to occur during the year ended December 31, 2019, 2018 and 2017.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities not already hedged by de-designated cash flow hedges. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. The Company adjusts its non-designated hedges monthly and typically executes about ten non-designated forwards per quarter with maturities less than three months and a USD notional amount generally less than $2.0 million.

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheets to which they were recorded as of December 31, 2019, and 2018, are summarized as follows:

	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2019	2018	Location	2019	2018
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$109	$784	Other accrued liabilities	$493	$331
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	43	2	Other accrued liabilities	32	37
Total		$152	$786		$525	$368

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Refer to Note 14, Fair Value Measurements, in Notes to Consolidated Financial Statements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis on the consolidated balance sheets. As of December 31, 2019, the Company holds and reports $0.5 million of gross liabilities and $0.2 million of gross assets, net of offset, the Company holds $0.3 million of liabilities and no assets.

Effect of Derivative Contracts on Consolidated Statement of Operations and Accumulated Other Comprehensive Income

The effect of the Company’s derivative instruments on AOCI and the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 are summarized as follows:

	Year Ended December 31, 2019
	2019	2018	2017
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign currency forward contracts:
Gains (Losses) recognized in other comprehensive income- Effective Portion	$1,565	$1,416	$(7,785)
Gains (Losses) reclassified from accumulated other comprehensive income into Income -Effective Portion (1):
Net revenue	$1,929	$665	$(5,786)
Cost of revenue	$(12)	$(9)	$18
Research and development	$(57)	$83	$130
Sales and marketing	$(284)	$(102)	$788
General and administrative	$(41)	$(53)	$133
Derivatives not designated as hedging instruments:
Gains (Losses) recognized in Other income (expense), net	$1,307	$3,870	$(5,085)

(1)	Refer to Note 11, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Note 7. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of restricted stock awards, and issuances of shares under the Employee Stock Purchase Plan (the "ESPP"), which are reflected in diluted net income per share by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net income per share when their effect is anti-dilutive.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) per share for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$25,791	$17,326	$(11,133)
Net income (loss) from discontinued operations	—	(35,655)	30,569
Net income (loss)	25,791	(18,329)	19,436
Less: Net loss attributable to non-controlling interest in discontinued operations	—	(9,167)	—
Net income (loss) attributable to NETGEAR, Inc.	$25,791	$(9,162)	$19,436

Denominator:
Weighted average common shares - basic	30,936	31,626	32,097
Potentially dilutive common share equivalent	1,029	1,511	—
Weighted average common shares - dilutive	31,965	33,137	32,097

Basic net income (loss) per share
Net income (loss) from continuing operations	$0.83	$0.55	$(0.35)
Net income (loss) from discontinued operations attributable to NETGEAR, Inc.	—	(0.84)	0.96
Net income (loss) attributable to NETGEAR, Inc.	$0.83	$(0.29)	$0.61

Diluted net income (loss) per share
Net income (loss) from continuing operations	$0.81	$0.52	$(0.35)
Net income (loss) from discontinued operations attributable to NETGEAR, Inc.	—	(0.80)	0.96
Net income (loss) attributable to NETGEAR, Inc.	$0.81	$(0.28)	$0.61

Anti-dilutive employee stock-based awards, excluded	1,066	815	279

Note 8. Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Foreign currency transaction gain (loss), net	$(697)	$(2,675)	$5,292
Foreign currency contract gain (loss), net	1,307	3,968	(3,879)
Other	234	(783)	144
Total	$844	$510	$1,557

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes

Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
United States	$16,035	$32,237	$36,461
International	13,536	10,967	9,763
Total	$29,571	$43,204	$46,224

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
U.S. Federal	$4,761	$(587)	$25,733
State	791	(2,338)	2,435
Foreign	(386)	4,267	1,545
	5,166	1,342	29,713
Deferred:
U.S. Federal	(574)	20,930	27,936
State	104	2,514	190
Foreign	(916)	1,092	(482)
	(1,386)	24,536	27,644
Total	$3,780	$25,878	$57,357

Net deferred tax assets consisted of the following:

	Year Ended December 31,
	2019	2018
	(In thousands)
Deferred Tax Assets:
Accruals and allowances	$20,743	$20,765
Net operating loss carryforwards	1,267	1,673
Stock-based compensation	6,381	5,734
Deferred rent	—	1,296
Operating lease liability	6,456	—
Deferred revenue	1,449	1,100
Tax credit carryforwards	896	1,661
Acquired intangibles	31,708	31,902
Depreciation and amortization	1,639	866
Other	1,080	—
Total deferred tax assets	71,619	64,997
Deferred Tax Liabilities:
Right of use asset	(5,218)	—
Other	(1,053)	(706)
Total deferred tax liabilities	(6,271)	(706)

Valuation Allowance(1)	(6,418)	(6,734)
Net deferred tax assets	$58,930	$57,557

(1)	Valuation allowance is presented gross. The valuation allowance net of the federal tax effect is $5.2 million and $5.4 million for the years ended December 31, 2019 and 2018, respectively.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management's judgment is required in determining the Company's provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. As of December 31, 2019, a valuation allowance of $6.4 million was placed against California deferred tax assets and certain federal tax attributes since the recovery of the assets is uncertain. There was a valuation allowance of $6.7 million placed against deferred tax assets as of December 31, 2018. Accordingly, the valuation allowance decreased $0.3 million during 2019. In management's judgment it is more likely than not that the remaining deferred tax assets will be realized in the future as of December 31, 2019, and as such no valuation allowance has been recorded against the remaining deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory rate	21.0%	21.0%	35.0%
State, net of federal benefit	2.4%	1.5%	1.0%
Impact of international operations	(0.8%)	1.9%	(8.8)%
Stock-based compensation	10.7%	(0.3)%	(3.9)%
Tax credits	(5.9)%	(2.6)%	(2.0)%
Valuation allowance	0.9%	1.4%	—%
Impact of the Tax Act	—%	(15.4)%	104.6%
Base Erosion Anti-Abuse Tax	7.2%	—%	—%
Write-off of future tax benefits related to Arlo	—%	52.2%	—%
Transaction costs	(2.5%)	—%	—%
Recognition of previously unrecognized tax benefits	(20.6%)	—%	—%
Others	0.4%	0.2%	(1.8)%
Provision for income taxes	12.8%	59.9%	124.1%

On January 1, 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718) upon which all income tax benefits are recorded in income tax expense. As a result of changes in fair value of available-for-sale securities and foreign currency hedging, income tax (provision) benefits of $(0.01) million, $(0.1) million, and $0.4 million were recorded in comprehensive income related to the years ended December 31, 2019, 2018, and 2017, respectively.

As of December 31, 2019, the Company has approximately $6.0 million of acquired federal net operating loss carry forwards as well as $0.9 million of California tax credits carryforwards. All of the losses are subject to annual usage limitations under Internal Revenue Code Section 382. The federal losses expire in different years beginning in fiscal 2021. The California tax credit carryforwards have no expiration.

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company completed its analysis of the impact of U.S. Tax Reform in the fourth quarter of 2018. The Company completed the computation of the transition tax as part of the 2017 income tax returns filing and reduced the provisional amount by $6.7 million. The Company elected to pay the liability for the transition tax on the mandatory deemed repatriation of foreign earnings in installments. As of December 31, 2019 and December 31, 2018, $6.5 million and $6.5 million of the transition tax related liability was included in non-current income taxes payable on our consolidated balance sheet.

In addition, certain new complex tax rules related to the taxation of foreign earnings (Global Intangible Low-Taxed Income “GILTI”, Foreign Derived Intangible Income “FDII” and Base Erosion and Anti-abuse Tax “BEAT”) became effective as of January 1, 2018. The GILTI provision imposes taxes on foreign earnings in excess of a deemed return on tangible assets. The Company made the accounting policy election to record the GILTI tax in the period it occurs. The Company has evaluated these provisions and recorded a detriment of $1.7 million, in relation to GILTI, FDII and BEAT for the year ended December 31, 2019.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years before 2014. The Company is no longer subject to foreign income tax examinations before 2004. The Italian Tax Authority (ITA) has audited the Company’s 2004 through 2012 tax years. The Company is currently in litigation with the ITA with respect to all of these years. During 2019, the German Tax Authority (GTA) concluded a broad based audit of fiscal years 2014 through 2016, which covered income tax, trade tax, payroll tax, and VAT tax. Formal notification was received with no changes to the corporate income or trade tax liability related to the years under examination by the German Tax Authority. Accordingly, we have released all associated tax liabilities previously reserved. During 2016, the United Kingdom HMRC (Her Majesty’s Revenue and Customs) initiated an audit of the Company’s 2014 and 2015 tax years. They subsequently added the 2016 and 2017 years to their query. In the third quarter of 2019, the Company settled the dispute with HMRC. The Company released the associated net reserves and paid the final assessment in November, 2019. Additionally, in December, 2017 the French Tax Authority commenced an audit of the Company’s 2015 and 2016 tax years. During the first quarter of 2019, the audit was settled with no changes to Income tax. Accordingly, the Company released the associated tax reserves. The Company has limited audit activity in various states and other foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $0.6 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Federal, State, and Foreign Tax
(In thousands)
Balance as of December 31, 2016	$12,965
Additions based on tax positions related to the current year	938
Additions for tax positions of prior years	32
Reductions for tax positions of prior years	(1,477)
Reductions due to lapse of applicable statutes	(899)
Adjustments due to foreign exchange rate movement	1,008
Balance as of December 31, 2017	$12,567
Additions based on tax positions related to the current year	637
Additions for tax positions of prior years	280
Reductions for tax positions of prior years	(116)
Reductions due to lapse of applicable statutes	(999)
Adjustments due to foreign exchange rate movement	(386)
Balance as of December 31, 2018	$11,983
Additions based on tax positions related to the current year	385
Additions for tax positions of prior years	996
Settlements	(705)
Reductions for tax positions of prior years	(3,440)
Reductions due to lapse of applicable statutes	(609)
Adjustments due to foreign exchange rate movement	459
Balance as of December 31, 2019	$9,069

The total amount of net UTB that, if recognized would affect the effective tax rate as of December 31, 2019 is $6.7 million. The ending net UTB results from adjusting the gross balance at December 31, 2019 for items such as U.S. federal and state deferred tax, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheets.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2019, 2018, and 2017, total interest and penalties expensed were $(1.4) million, $0.1 million, and $(0.4) million, respectively. As of December 31, 2019 and 2018, accrued interest and penalties on a gross basis was $2.0 million, and $3.4 million, respectively. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company has not provided deferred taxes on earnings of $5.1 million of undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside of the U.S.  The Company estimates that if these earnings were repatriated to the U.S., it would result in approximately $1.1 million in associated tax without consideration of foreign tax credits.  Determination of foreign tax credit limitations depends on a number of factors which cannot be estimated.

Note 10. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company's purchase orders subject to acknowledgment from its suppliers. As of December 31, 2019, the Company had approximately $85.3 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time, the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Non-Trade Commitments

As of December 31, 2019, the Company had long term, non-cancellable purchase commitments of $17.4 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company's warranty obligations, which is included in Other accrued liabilities on the consolidated balance sheets, were as follows:

	Year Ended December 31,
	2019	2018		2017
Balance as of beginning of the period	$14,412	$44,068		$42,571
Reclassified to sales returns upon adoption of ASC 606	—	(29,147)	(1)	—
Provision for warranty liability made during the period	7,050	12,783		91,384
Settlements made during the period	(10,906)	(13,292)		(89,887)
Balance at end of period	$10,556	$14,412		$44,068

(1)

Upon adoption of ASC 606 on January 1, 2018, certain warranty reserve balances totaling $29.1 million were reclassified to sales returns as these liabilities are payable to the Company's customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2019.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2019.

Employment Agreements

The Company has signed various change in control and severance agreements with key executives. Upon a termination without cause or resignation with good reason, executive officers would be entitled to (1) cash severance equal to the executive officer’s annual base salary, and, for the Chief Executive Officer, an additional amount equal to his target annual bonus, (2) 12 months of health benefits continuation and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control of the Company, executive officers would be entitled to (1) cash severance equal to a multiple (2x for the Chief Executive Officer and 1x for all other executive officers) of the sum of the executive officer’s annual

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

base salary and target annual bonus, (2) a number of months (24 for the Chief Executive Officer and 12 for other executive officers) of health benefits continuation and (3) accelerated vesting of all outstanding, unvested equity awards. Severance is conditioned upon the execution and non-revocation of a release of claims. The change in control and severance agreements do not provide for any excise tax gross ups. If the merger-related payments or benefits of the executive officer are subject to the 20% excise tax under Section 4999 of the tax code, then the executive officer will either receive all such payments and benefits subject to the excise tax or such payments and benefits will be reduced so that the excise tax does not apply, whichever approach yields the best after-tax outcome for the executive officer. The Company had no liabilities recorded for these agreements as of December 31, 2019.

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

With respect to 2008 through 2010, the Company filed its appeal briefs with the Provincial Tax Court in October 2015 and the hearing for the validity of the tax assessments was held on April 21, 2016. A decision favorable to the Company was issued on May 12, 2016. The Inland Revenue Agency has filed its appeal to the Regional Tax Court. The Company filed its counter brief on February 5, 2017. The hearing was held on May 21, 2018, and the Company received a favorable decision on June 12, 2018. On October 14, 2019, Milan Tax Office filed an appeal with the Supreme Court. The Company filed its counter brief with the Supreme Court on November 22, 2019 and awaits scheduling of the hearing.

With respect to 2011 through 2012, the Company has filed its appeal brief on February 26, 2016 with the Provincial Tax Court to contest the relevant tax assessments. The hearing for suspension was held and the Request for Suspension of payment was granted. On October 13, 2016, the Company filed its final brief with the Provincial Tax Court. The hearing was held on October 24, 2016 and a decision favorable to the Company was issued by the Court. The Inland Revenue Agency appealed the decision before the Regional Tax Court. The Regional Tax Court heard the case on February 26, 2019 for both years and issued a decision favorable to the Company on March 11, 2019. On October 14, 2019, Milan Tax Office filed an appeal with the Supreme Court. The Company filed its counter brief with the Supreme Court on November 22, 2019.

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 19, 2019, Chrimar petitioned the Supreme Court to review the Federal Circuit Court’s decision invalidating all of the challenged claims in the IPRs. The Company and co-defendants are awaiting the Supreme Court’s decision on whether to take the case up on appeal. On January 17, 2020, the parties filed a Case Management Conference Statement before the district court in response to a court order, and Chrimar is requesting permission to amend its Complaint to add new patents and new claims that were not previously asserted, including claims that Chrimar amended during an ex parte reexam of the ’760 patent during the pendency of the IPRs. The Court held a case management conference on January 24, 2020 and allowed Plaintiff to file its third amended complaint on February 7, 2020. The Company has until February 28, 2020 to file its answer or motion(s).

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July and August of 2019, the Company and other defendants had two oral arguments before the PTAB regarding the ’296 and ’728 patents. The PTAB denied institution of petition for the’231 Patent. On October 10, 2019, the PTAB issued a Final Written Decision invalidating all of the original claims at issue in the ’296 Patent and denied Vivato’s motion to amend (the claims).

In November 2019, the PTAB issued a Final Written Decision invalidating all of the challenged claims in the ’728 Patent. In the meantime, the PTAB’s Final Written Decision in the Cisco IPR of the’231 Patent found the claims to be valid and Cisco is appealing the finding. The Company anticipates that the Company’s case will remain stayed through Cisco’s appeal.

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

The Patent Trial and Appeal Board (PTAB) has instituted all of the IPRs on the patents-in-suit. On February 3, 2020, the PTAB issued a Final Written Decision, cancelling all claims of U.S. Patent No. 8,934,851. The PTAB also denied Hera’s request to amend the claims in that Patent.  PTAB decisions on the other IPR’s will trickle in over the next few months. The district court case remains stayed in the meantime.

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

The parties have settled, and the case was dismissed on December 17, 2019 with non-material impact on the Company.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 18, 2019, the parties participated in mediation, but did not settle the case. On December 5, 2019, the court held a hearing on the defendants’ motion to dismiss, and on December 19, 2019, granted that motion as to all counts, with leave to amend. The Parties are currently discussing settlement. On February 14, 2020, the Court granted the Parties’ stipulation to stay proceedings to permit filing of a motion for preliminary approval for classwide settlement.

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

In October 2019, plaintiff withdrew its infringement case for CN100502338C in Beijing, and in December 2019, it withdrew both infringement cases in Heifei. The only remaining infringement case is the one covering

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CN103138979B in Beijing, for which the parties are awaiting BIMPO’s decision. In October and November 2019, the Company completed all four of its invalidity hearings on both patents before the Beijing and Heifei IP offices. Decisions on all four cases remain pending in both offices.

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

The parties have settled, and the case was dismissed on December 10, 2019 with non-material impact on the Company.

Solutioninc v. NETGEAR Inc.

Solutioninc Limited sued the Company, along with several other defendants in the District of Delaware, on December 4, 2019, alleging infringement of U.S. Patent No. 7,526,538, entitled “System using server to provide mobile computer accessing to a different network without reconfiguring the mobile computer.” The accused products are the Company’s WLAN products, including its ProSafe devices. The Company’s answer is due February 28, 2020.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Sockeye v. NETGEAR Inc.

Sockeye Licensing TX LLC sued the Company in the Northern District of Illinois, on December 16, 2019, alleging infringement of U.S. Patent Nos. 9,547,981 and 8,135,342, entitled “System, Method and Apparatus for Using a Wireless Device to Control Other Devices,” and “System, Method and Apparatus for Using a Wireless Cell Phone Device to Create a Desktop Computer and Media Center,” respectively. The accused product is the Netgear Push2TV wireless display adapter. The Company’s answer is due March 16, 2020, and the Court has set an initial status conference for March 26, 2020.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Cassiopeia v. NETGEAR, Inc.

Cassiopeia IP LLC sued the Company in the District of Delaware, on December 21, 2019, alleging infringement of U.S. Patent No. 7,322,046, entitled “Method and System for the Secure Use of a Network Service.” The accused product is the NeoTV MAX Streaming Player. The Company’s answer is due March 3, 2020.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Note 11. Stockholders’ Equity

Stock Repurchases

From time to time, the Company's Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. On July 19, 2019, the Company's Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under the Company's stock repurchase program of up to an incremental 4.5 million shares. As of December 31, 2019, 3.6 million shares remained authorized for repurchase under the repurchase program. The Company repurchased, as reported based on trade date, approximately 2.4 million shares of common stock at a cost of $75.9 million, approximately 0.5 million shares of common stock at a cost of $30.0 million and approximately 2.4 million shares of common stock at a cost of $113.2 million, during the years ended December 31, 2019, 2018 and 2017, respectively.

The Company repurchased, as reported based on trade date, approximately 198,000 shares of common stock at a cost of $6.5 million, approximately 138,000 shares of common stock at a cost of $8.1 million and 135,000 shares of common stock at a cost of $6.4 million, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the year ended December 31, 2019, 2018 and 2017, respectively.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component during the years ended December 31, 2019, 2018 and 2017:

	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2016	$(31)	$2,230	$(261)	$1,938
Other comprehensive income (loss) before reclassifications	(115)	(10,692)	3,062	(7,745)
Less: Amount reclassified from accumulated other comprehensive income	—	(7,624)	2,668	(4,956)
Net current period other comprehensive income (loss)	(115)	(3,068)	394	(2,789)
Balance as of December 31, 2017	$(146)	$(838)	$133	$(851)
Other comprehensive income (loss) before reclassifications	128	1,422	(249)	1,301
Less: Amount reclassified from accumulated other comprehensive income	—	588	(123)	465
Net current period other comprehensive income (loss)	128	834	(126)	836
Distribution of Arlo	—	(4)	4	—
Balance as of December 31, 2018	$(18)	$(8)	$11	$(15)
Other comprehensive income (loss) before reclassifications	16	1,565	(332)	1,249
Less: Amount reclassified from accumulated other comprehensive income	—	1,535	(322)	1,213
Net current period other comprehensive income (loss)	16	30	(10)	36
Balance as of December 31, 2019	$(2)	$22	$1	$21

The following tables provide details about significant amounts reclassified out of each component of AOCI for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$1,929	$665	$(5,786)
Cost of revenue	(12)	(9)	18
Research and development	(57)	83	130
Sales and marketing	(284)	(102)	788
General and administrative	(41)	(53)	133
Total from continuing operations before tax	1,535	584	(4,717)
Tax impact from continuing operations	(322)	(123)	1,651
Total, from continuing operations net of tax	1,213	461	(3,066)
Total, from discontinued operations net of tax	—	4	(1,890)
Total, net of tax	$1,213	$465	$(4,956)

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2006 Long Term Incentive Plan

In April 2006, the Company adopted the 2006 Long Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”) performance awards and other stock awards, to eligible directors, employees and consultants of the Company. The Company's 2006 Plan expired on April 13, 2016 by its terms. No further equity awards can be granted under the 2006 Plan. Outstanding awards under the 2006 Stock Plan remain subject to the terms and conditions of the 2006 plan.

2016 Equity Incentive Plan

In April 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (the "2016 Plan") which was approved by the Company's stockholders at the 2016 Annual Meeting of Stockholders on June 3, 2016. The 2016 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to eligible directors, employees and consultants of the Company. The original maximum aggregate number of shares that could be issued under the 2016 Plan was 2.5 million Shares, plus (i) any shares that were available for grant under the Company’s 2006 Plan as of immediately prior to the 2006 Plan's expiration by its terms, which was 699,827 shares, plus (ii) any shares granted under the 2006 Plan that expire, are forfeited to or repurchased by the Company. In May 2018, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 plan by an additional 1.7 million shares. In January 2019, the Company received the approval from its Compensation Committee to increase the number of shares that the Company may be issued under the 2016 plan to a new total of 3.1 million shares, pursuant to the adjustment provisions of the 2016 Plan as a result of the Distribution. As of December 31, 2019, approximately 1.6 million shares remained available for future grants under the 2016 Plan.

Options granted generally vest over four years with the first tranche at the end of twelve months from the date of grant and the remaining shares vesting monthly over the remaining three years. Options granted generally expire in 10 years from the date of grant. RSUs granted generally vest in annual installments over four years and do not have an expiration date.

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

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Prior to February 16, 2016, employees could purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Beginning February 16, 2016, the terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. In April 2016, the Company approved an amendment to the plan to increase the number of shares of common stock authorized for sale under the plan by 1.0 million shares to a total of 2.0 million shares. For

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the years ended December 31, 2019, 2018, and 2017, the Company recognized ESPP compensation expense of $1.4 million, $1.4 million and $1.2 million, respectively. Approximately 123,000 shares of common stock were purchased at an average exercise price of $29.41 in the year ended December 31, 2019. As of December 31, 2019, 0.6 million shares were reserved for future issuance under the ESPP.

Option Activity

Stock option activity during the year ended December 31, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2018	1,969	$25.30
Granted	502	26.61
Exercised	(250)	20.08
Cancelled	(16)	36.27
Expired	(17)	36.81
Outstanding as of December 31, 2019	2,188	$26.03	6.10	$4,171

As of December 31, 2019
Vested and expected to vest	2,188	$26.03	6.10	$4,171
Exercisable Options	1,411	$23.96	4.60	$4,153

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2019, or December 31, 2019, and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2019, 2018, and 2017 was $3.5 million, $11.0 million and $7.7 million, respectively.

The total fair value of options vested during the years ended December 31, 2019, 2018, and 2017 was $4.1 million, $3.8 million and $3.8 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$12.34 - $19.32	452	3.86	$18.82	452	$18.82
$19.33 - $23.48	559	3.95	$21.65	542	$21.59
$23.77 - $25.37	293	6.85	$25.36	188	$25.36
$26.61 - $26.61	503	8.91	$26.61	37	$26.61
$29.23 - $41.67	381	7.63	$40.76	192	$40.80
$12.34 - $41.67	2,188	6.10	$26.03	1,411	$23.96

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSU Activity

RSU activity during the year ended December 31, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Average Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2018	1,627	$34.31
Granted	709	31.33
Vested	(594)	31.35
Cancelled	(155)	35.67
Outstanding as of December 31, 2019	1,587	$33.95	1.36	$38,895

The total fair value of RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $19.4 million, $25.7 million and $19.5 million, respectively. The grant date fair value of RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $18.6 million, $18.1 million and $14.6 million, respectively.

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

The following table sets forth the weighted-average assumptions used to estimate the fair value of option grants and purchase rights granted under the ESPP during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017	2019	2018	2017
	Stock Options			ESPP
Expected life (in years)	6.2	4.4	4.4	0.5	0.5	0.5
Risk-free interest rate	1.85%	2.36%	1.66%	2.06%	2.00%	0.93%
Expected volatility	33.9%	31.1%	31.6%	43.90%	37.9%	29.7%
Dividend yield	—	—	—	—	—	—

The weighted average estimated fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $9.72, $20.63 and $12.35, respectively.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs, and the ESPP included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of revenue	$2,843	$2,435	$1,406
Research and development	6,532	4,283	2,968
Sales and marketing	9,069	8,267	5,481
General and administrative	10,693	11,476	9,114
Total	$29,137	$26,461	$18,969

The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the award vesting term of four years. Forfeitures are accounted for as they occur.

Total stock-based compensation cost capitalized in inventory was less than $0.8 million in the years ended December 31, 2019, 2018 and 2017.

As of December 31, 2019, $7.8 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years and $41.3 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.2 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense.

Note 13. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: Connected Home, and SMB.

•

Connected Home: Focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and services offering consumers a range of parental controls and cyber security for their home networks; and

•

SMB: Focused on small and medium-sized businesses and consists of business networking, wireless LAN, storage, and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price.

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands, except percentage data)
Net Revenue:
Connected Home	$711,391	$771,060	$768,261
SMB	287,372	287,756	270,908
Total net revenue	$998,763	$1,058,816	$1,039,169

Contribution Income:
Connected Home	$67,775	$96,340	$83,870
Contribution margin	9.5%	12.5%	10.9%
SMB	$67,282	$70,142	$63,865
Contribution margin	23.4%	24.4%	23.6%
Total segment contribution income	$135,057	$166,482	$147,735
Corporate and unallocated costs	(70,525)	(90,186)	(75,305)
Amortization of intangibles (1)	(6,731)	(7,979)	(10,663)
Stock-based compensation expense	(29,137)	(26,461)	(18,969)
Separation expense	(264)	(929)	—
Change in fair value of contingent consideration	25	—	—
Restructuring and other charges	(2,077)	(2,198)	(97)
Litigation reserves, net	(160)	(15)	(148)
Interest income, net	2,539	3,980	2,114
Other income (expense), net	844	510	1,557
Income before income taxes	$29,571	$43,204	$46,224

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.

Operations by Geographic Region

For reporting purposes revenue is generally attributed to each geographic region based on the location of the customer. The following table shows net revenue by geography for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
United States (U.S.)	$637,566	$686,145	$648,152
Americas (excluding U.S.)	15,440	14,548	16,937
EMEA	200,099	207,599	197,074
APAC	145,658	150,524	177,006
Total net revenue	$998,763	$1,058,816	$1,039,169

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets by Geographic Region

The Company's long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, net, are located in the following geographic locations:

	As of December 31,
	2019	2018
	(In thousands)
United States	$23,137	$4,993
Canada	3,954	4,359
EMEA	3,782	95
China	5,040	7,652
APAC (excluding China) (1)	10,687	3,078
Total	$46,600	$20,177

(1)	No individual country, other than disclosed above, represented more than 10% of the Company’s total long-lived assets in the periods presented.

Significant Customers

For the year ended December 31, 2019, the Company had two customers, primarily within the Connected Home segment, that each individually accounted for 16% of net revenue. The Company had two customers, primarily within the Connected Home segment, that accounted for 17% and 15% of net revenue for the year ended December 31, 2018, and 16% and 13% of net revenue for the year ended December 31, 2017, respectively.

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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	As of December 31, 2019
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$22,105	$22,105	$—	$—
Available-for-sale debt investments: convertible debt(1)	1,326	—	—	1,326
Available-for-sale investments: certificates of deposit(1)	149	—	149	—
Trading securities: mutual funds(1)	4,023	4,023	—	—
Foreign currency forward contracts(2)	152	—	152	—
Total assets measured at fair value	$27,755	$26,128	$301	$1,326
Liabilities:
Foreign currency forward contracts(3)	$525	$—	$525	$—
Contingent consideration(4)	5,928	—	—	5,928
Total liabilities measured at fair value	$6,453	$—	$525	$5,928

	As of December 31, 2018
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$22,573	$22,573	$—	$—
Available-for-sale debt investments: U.S. treasuries(1)	70,314	—	70,314	—
Available-for-sale investments: certificates of deposit(1)	149	—	149	—
Trading securities: mutual funds(1)	2,854	2,854	—	—
Foreign currency forward contracts(2)	786	—	786	—
Total assets measured at fair value	$96,676	$25,427	$71,249	$—
Liabilities:
Foreign currency forward contracts(3)	$368	$—	$368	$—
Contingent consideration(4)	5,953	—	—	5,953
Total liabilities measured at fair value	$6,321	$—	$368	$5,953

(1)	Included in Short-term investments on the Company's consolidated balance sheets.
(2)	Included in Prepaid expenses and other current assets on the Company's consolidated balance sheets.
(3)	Included in Other accrued liabilities on the Company's consolidated balance sheets.
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

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's investments in cash equivalents and trading securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company’s available-for-sale marketable investments are classified within Level 2 of the fair value hierarchy because they are valued based on readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The Company's foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company's contingent consideration resulting from acquisitions and available-for-sale convertible debt securities, which were issued by a privately held company, are classified within Level 3 of the fair value hierarchy as the valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 15. Leases

The Company leases office space, cars, distribution centers and equipment under non-cancellable lease arrangements with various expiration date through December 2026. The leases have remaining lease terms of 1 year to 6 years, some of which include options to extend for up to a further 5 years, and some of which include options to terminate prior to completion of the contractual lease term with or without penalties. The Company determines the duration of the lease arrangement giving thought to whether or not it is reasonably certain that the Company will exercise options to extend or terminate the lease arrangement ahead of its contractual term. The leases do not contain any material residual value guarantees.

The components of lease cost were as follows:

Year Ended December 31, 2019
(In Thousands)
Operating lease cost	$11,945
Short-term lease cost (1)	1,111
Total lease cost (2)	$13,056

(1)	Includes variable lease cost, which was immaterial.
(2)	Included in cost of revenue, sales and marketing, research and development and general and administration in the Company’s consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$11,652

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$918

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows:

As of December 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	4.5

Weighted Average Discount Rate
Operating leases	3.7%

As of December 31, 2019, maturities of operating lease liabilities were as follows (in thousands):

Operating Lease
2020	$10,460
2021	8,092
2022	7,028
2023	4,519
2024	4,345
Thereafter	3,374
Total lease payments	37,818
Less imputed interest	(3,027)
Total	$34,791

Supplemental Information for Comparative Periods

As of December 31, 2018, prior to the adoption of ASC 842 Leases, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Leases
2019	$11,900
2020	9,986
2021	7,785
2022	6,856
2023	4,478
Thereafter	7,725
Total future minimum lease payments	$48,730

Rent expense in the years ended December 31, 2018 and 2017 was $9.4 million and $9.9 million, respectively.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company presents expenses related to restructuring and other charges as a separate line item in the consolidated statements of operations. Accrued restructuring and Other charges are classified within other accrued liabilities on the consolidated balance sheets.

Restructuring and other charges recognized in fiscal 2019 and 2018 were primarily for severance, and other costs in relation to certain office closures and downsizes. No significant restructuring and other charges were recognized during fiscal 2017.

The following table provides a summary of accrued restructuring and other charge activities for the years ended December 31, 2019, 2018 and 2017:

	Employee termination charges	Lease contract termination and other charges	Total
	(In thousands)
Balance as of December 31, 2016	$6	1,402	$1,408
Additions	—	97	97
Cash payments	—	(370)	(370)
Balance as of December 31, 2017	$6	$1,129	$1,135
Additions	1,789	464	2,253
Cash payments	(1,010)	(1,403)	(2,413)
Adjustments	(10)	(45)	(55)
Balance as of December 31, 2018	$775	$145	$920
Additions	2,082	166	2,248
Cash payments	(1,783)	(215)	(1,998)
Adjustments	(142)	(30)	(172)
Balance as of December 31, 2019	$932	$66	$998

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

	December 31, 2019	September 29, 2019	June 30, 2019	March 31, 2019
Net revenue	$252,971	$265,858	$230,852	$249,082
Gross profit	$69,583	$77,192	$65,445	$82,008
Provision (benefit) for income taxes	$1,045	$(228)	$756	$2,207
Net income (loss) from continuing operations	$(420)	$12,529	$839	$12,843
Net income (loss)	$(420)	$12,529	$839	$12,843
Net income (loss) attributable to NETGEAR, Inc.	$(420)	$12,529	$839	$12,843
Net income (loss) per share - basic:
Income (loss) from continuing operations	$(0.01)	$0.41	$0.03	$0.41
Net income (loss) attributable to NETGEAR, Inc.	$(0.01)	$0.41	$0.03	$0.41
Net income (loss) per share - diluted:
Income (loss) from continuing operations	$(0.01)	$0.39	$0.03	$0.39
Net income (loss) attributable to NETGEAR, Inc.	$(0.01)	$0.39	$0.03	$0.39

	December 31, 2018	September 30, 2018	July 1, 2018	April 1, 2018
Net revenue	$288,928	$269,411	$255,276	$245,201
Gross profit	$90,654	$94,445	$80,280	$76,319
Provision (benefit) for income taxes	$19,210	$5,483	$1,271	$(86)
Net income (loss) from continuing operations	$(535)	$16,310	$533	$1,018
Net income (loss)	$(27,839)	$9,150	$(5,230)	$5,590
Net income (loss) attributable to NETGEAR, Inc.	$(19,471)	$9,949	$(5,230)	$5,590
Net income (loss) per share - basic:
Income (loss) from continuing operations	$(0.02)	$0.51	$0.02	$0.03
Net income (loss) attributable to NETGEAR, Inc.	$(0.62)	$0.31	$(0.17)	$0.18
Net income (loss) per share - diluted:
Income (loss) from continuing operations	$(0.02)	$0.49	$0.02	$0.03
Net income (loss) attributable to NETGEAR, Inc.	$(0.62)	$0.30	$(0.16)	$0.17

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2020 Annual Meeting of Stockholders (“Proxy Statement”), which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors, executive officers, standing committees and procedures by which stockholders may recommend nominees to our Board of Directors, is incorporated by reference to the sections of our Proxy Statement under the headings “Information Concerning the Nominees and Incumbent Directors,” “Board and Committee Meetings,” “Audit Committee” and “Delinquent Section 16(a) Reports” and to the information contained in the section captioned “Executive Officers of the Registrant” included under Part I of this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2019 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

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

(2) Financial Statement Schedule (Valuation and Qualifying Accounts) for the three years ended December 31, 2019.

Page

Schedule II—Valuation and Qualifying Accounts	116

Schedule II—Valuation and Qualifying Accounts (1)

	Balance at Beginning of Year	Other		Additions	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2019	$1,254	$—		$21	$(196)	$1,079
Year ended December 31, 2018	1,050	—		50	154	1,254
Year ended December 31, 2017	1,049	—		99	(98)	1,050
Allowance for sales returns:
Year ended December 31, 2019	$—	$—		$—	$—	$—
Year ended December 31, 2018	14,321	$(14,321)	(2)	—	—	—
Year ended December 31, 2017	10,602	—		26,419	(22,700)	14,321
Allowance for price protection:
Year ended December 31, 2019	$—	$—		$—	$—	$—
Year ended December 31, 2018	3,245	(3,245)	(2)	—	—	—
Year ended December 31, 2017	4,185	—		7,149	(8,089)	3,245

(1)

Upon Arlo's Distribution on December 31, 2018, Arlo’s historical financial results for periods prior to its Distribution were reflected in our consolidated financial statements as discontinued operations and these schedules represent the results from continuing operations. Refer to Note 3. Discontinued Operations, for additional information on Arlo's Distribution.

(2)	Upon adoption of ASC 606, allowances for sales returns and price protection were reclassified to current liabilities as these reserve balances are considered refund liabilities.

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3) Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1

4.2	Description of the Registrant’s Securities				X

10.1	Form of Indemnification Agreement for directors and officers	S-1	4/10/2003	10.1

10.2#	2016 Equity Incentive Plan and forms of agreements thereunder	S-8	5/31/2018	99.1

10.3#	2003 Employee Stock Purchase Plan, as amended	S-8	6/3/2016	99.2

10.4#	Amended and Restated 2006 Long-Term Incentive Plan and forms of agreements thereunder	S-8	6/6/2014	4.3

10.5#	NETGEAR, Inc. Deferred Compensation Plan	8-K	4/5/2013	10.1

10.6#	NETGEAR, Inc. Executive Bonus Plan, as amended and restated April 1, 2013	DEF14A	4/16/2013	Appendix A

10.7*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL Logistics Americas, Ltd.	S-1/A	4/21/2003	10.25

10.8*	Distribution Operations Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)	S-1/A	4/21/2003	10.26

10.9*	Distribution Operations Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited	S-1/A	4/21/2003	10.27

10.10	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC	8-K	9/27/2007	10.1

10.10a	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC	10-Q	5/9/2008	10.1

10.10b	Second Amendment to Office Lease, dated June 25, 2015, by and between the registrant and KBSII/Plumeria, LLC	10-K	2/19/2016	10.11B

10.11#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo	S-1	4/10/2003	10.5

10.11a#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick C.S. Lo	10-K	3/4/2009	10.51

10.12#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill	S-1	4/10/2003	10.8

10.12a#	Amendment to Offer Letter, dated December 28, 2008, between the registrant and Mark G. Merrill	10-K	3/4/2009	10.52

10.13#	Employment Agreement, dated October 18, 2002, between the registrant and Michael F. Falcon	S-1	4/10/2003	10.10

10.13a#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon	10-K	3/4/2009	10.49

10.14#	Employment Agreement, dated July 8, 2013, between the registrant and John P. McHugh	8-K	7/11/2013	10.1

10.15#	Amendment to Employment Agreement, dated December 30, 2008, between the registrant and Michael A. Werdann	10-K	3/4/2009	10.54

10.16#	Second Amendment to Employment Agreement, dated October 1, 2015, between the registrant and Michael A. Werdann	10-K	2/19/2016	10.21

10.17#	Form of Change in Control and Severance Agreement (Chief Executive Officer)	10-Q	11/2/2018	10.1*

10.18#	Form of Change in Control and Severance Agreement (Other Executive Officers)	10-Q	11/2/2018	10.2*

10.19#	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.1

10.20#	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.2

10.21#	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.3

10.22#	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.4

10.23#	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.5

21.1	List of subsidiaries and affiliates				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	X

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted as to certain portions of this Exhibit.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 18th day of February 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK C.S. LO	Chairman of the Board and Chief Executive Officer	February 18, 2020
Patrick C.S. Lo	(Principal Executive Officer)

/S/ BRYAN D. MURRAY	Chief Financial Officer	February 18, 2020
Bryan D. Murray	(Principal Financial and Accounting Officer)

/S/ LAURA J. DURR	Director	February 18, 2020
Laura J. Durr

/S/ JEF T. GRAHAM	Director	February 18, 2020
Jef T. Graham

/S/ BRADLEY L. MAIORINO	Director	February 18, 2020
Bradley L. Maiorino

/S/ MAUREEN M. MERICLE	Director	February 18, 2020
Maureen M. Mericle

/S/ JANICE M. ROBERTS	Director	February 18, 2020
Janice M. Roberts

/S/ GREGORY J. ROSSMANN	Director	February 18, 2020
Gregory J. Rossmann

/S/ BARBARA V. SCHERER	Director	February 18, 2020
Barbara V. Scherer

/S/ THOMAS H. WAECHTER	Director	February 18, 2020
Thomas H. Waechter