Form 10-Q
period 2020-03-29
NETGEAR, INC.
filed 2020-05-01
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 29, 2020.

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 29,419,020 as of April 24, 2020.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of
	March 29, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$204,292	$190,208
Short-term investments	5,422	5,499
Accounts receivable, net of allowance for doubtful accounts of $1,076 and $1,079 as of March 29, 2020 and December 31, 2019, respectively	257,582	277,168
Inventories	180,602	235,489
Prepaid expenses and other current assets	29,749	35,745
Total current assets	677,647	744,109
Property and equipment, net	16,382	17,683
Operating lease right-of-use assets, net	27,567	28,917
Intangibles, net	8,510	10,104
Goodwill	80,721	80,721
Other non-current assets	68,542	74,279
Total assets	$879,369	$955,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,213	$80,531
Accrued employee compensation	14,208	20,024
Other accrued liabilities	172,908	189,547
Deferred revenue	6,669	6,450
Income taxes payable	1,204	1,839
Total current liabilities	234,202	298,391
Non-current income taxes payable	15,125	15,307
Non-current operating lease liabilities	24,252	25,434
Other non-current liabilities	7,999	7,988
Total liabilities	281,578	347,120
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	30	30
Additional paid-in capital	840,641	831,365
Accumulated other comprehensive income	371	21
Accumulated deficit	(243,251)	(222,723)
Total stockholders’ equity	597,791	608,693
Total liabilities and stockholders’ equity	$879,369	$955,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 29, 2020	March 31, 2019
Net revenue	$229,963	$249,082
Cost of revenue	163,722	167,074
Gross profit	66,241	82,008
Operating expenses:
Research and development	19,739	18,832
Sales and marketing	33,031	35,855
General and administrative	13,134	13,117
Other operating expenses (income), net	(332)	196
Total operating expenses	65,572	68,000
Income from operations	669	14,008
Interest income, net	262	701
Other income (expense), net	(4,586)	341
Income (loss) before income taxes	(3,655)	15,050
Provision for income taxes	518	2,207
Net income (loss)	$(4,173)	$12,843

Net income (loss) per share
Basic	$(0.14)	$0.41
Diluted	$(0.14)	$0.39
Weighted average shares used to compute net income (loss) per share:
Basic	29,583	31,483
Diluted	29,583	32,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	March 29, 2020	March 31, 2019
Net income (loss)	$(4,173)	$12,843
Other comprehensive income, before tax:
Change in unrealized gains and losses on derivatives	403	23
Change in unrealized gains and losses on available-for-sale investments	—	15
Other comprehensive income, before tax	403	38
Tax provision related to derivatives	(53)	(6)
Tax provision related to available-for-sale investments	—	(3)
Other comprehensive income, net of tax	350	29
Comprehensive income (loss)	$(3,823)	$12,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2019	29,925	$30	$831,365	$21	$(222,723)	$608,693
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	350	—	350
Net loss	—	—	—	—	(4,173)	(4,173)
Stock-based compensation	—	—	6,336	—	—	6,336
Repurchase of common stock	(584)	—	—	—	(15,008)	(15,008)
Restricted stock unit withholdings	(54)	—	—	—	(1,347)	(1,347)
Issuance of common stock under stock-based compensation plans	305	—	2,940	—	—	2,940
Balance as of March 29, 2020	29,592	$30	$840,641	$371	$(243,251)	$597,791

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2018	31,562	$32	$793,585	$(15)	$(166,050)	$627,552
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	12	—	12
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	17	—	17
Net income	—	—	—	—	12,843	12,843
Stock-based compensation	—	—	6,457	—	—	6,457
Repurchase of common stock	(436)	—	—	—	(15,000)	(15,000)
Restricted stock unit withholdings	(89)	—	—	—	(3,344)	(3,344)
Issuance of common stock under stock-based compensation plans	430	—	4,371	—	—	4,371
Balance as of March 31, 2019	31,467	$32	$804,413	$14	$(171,551)	$632,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 29, 2020	March 31, 2019
Cash flows from operating activities:
Net income (loss)	$(4,173)	$12,843
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,630	5,028
Stock-based compensation	6,336	6,458
Impairment of long-term investments	4,530	—
Deferred income taxes	1,042	1,148
Provision for excess and obsolete inventory	2,403	945
Other	(222)	(141)
Changes in assets and liabilities:
Accounts receivable	19,586	41,136
Inventories	52,484	6,803
Prepaid expenses and other assets	6,802	453
Accounts payable	(41,488)	(68,431)
Accrued employee compensation	(5,816)	(13,214)
Other accrued liabilities	(16,745)	(31,371)
Deferred revenue	452	1,733
Income taxes payable	(816)	(583)
Net cash provided by (used in) operating activities	29,005	(37,193)
Cash flows from investing activities:
Purchases of short-term investments	(126)	(146)
Proceeds from maturities of short-term investments	145	47,145
Purchases of property and equipment	(1,275)	(5,958)
Purchases of long-term investments	(250)	(5,200)
Net cash provided by (used in) investing activities	(1,506)	35,841
Cash flows from financing activities:
Repurchases of common stock	(15,008)	(15,000)
Restricted stock unit withholdings	(1,347)	(3,344)
Proceeds from exercise of stock options	462	2,026
Proceeds from issuance of common stock under employee stock purchase plan	2,478	2,303
Net cash used in financing activities	(13,415)	(14,015)
Net increase (decrease) in cash and cash equivalents	14,084	(15,367)
Cash and cash equivalents, at beginning of period	190,208	201,047
Cash and cash equivalents, at end of period	$204,292	$185,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global company that delivers innovative, advanced high performance networking technologies and Internet connected products to consumers, businesses, and service providers. The Company’s products are designed to simplify and improve people’s lives. The Company’s goal is to enable people to collaborate and connect to a world of information and entertainment. The Company is dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console, online and cloud game play. The Company's products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and to capitalize on technological inflection points and trends, such as WiFi 6, 5G and Pro-AV. NETGEAR's product line consist of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as smart digital canvasses and services. These products are available in multiple configurations to address the changing needs of the Company’s customers in each geographic region in which they are sold.

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2019 has been derived from audited financial statements at such date. These unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly state the Company’s financial position, results of operations, comprehensive income, stockholder's equity and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption of financial markets. The COVID-19 pandemic may impact the Company’s supply chain to timely produce finished goods, its workforce and the operations of its customers, and is expected to increase airfreight rates. An extended period of global supply chain, workforce availability and economic disruption could significantly affect the Company’s business and statement of financial condition, including the carrying value of long-lived assets, intangibles and goodwill. During the three months ended March 29, 2020, the Company recognized an impairment charge of $4.5 million brought about by triggering events impacting the valuation of a number of its privately held long-term investments, partially due to the onset of the pandemic. While this business disruption is expected to be temporary, the dynamic nature of the virus spread and containment efforts make it difficult to reasonably estimate the impact of COVID-19 on the Company’s business operations, including the duration and impact on overall customer demand at this time.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three months ended March 29, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.	Summary of Significant Accounting Policies

With the exception of the updates to the policy noted below as a result of the adoption of ASU 2016-13 Financial Instruments-Credit Losses as of January 1, 2020, there have been no new or material changes to the significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated credit losses resulting from the inability of its customers to make required payments and reviews it quarterly. The Company determines expected credit losses by performing credit evaluations of its customers' financial condition, establishing specific reserves for customers in an adverse financial condition and adjusting for its expectations of changes in conditions that may impact the collectability of outstanding receivables. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks. If the financial condition of the Company's customers should deteriorate or if actual defaults are higher than the Company's historical experience, additional allowances may be required, which could have an adverse impact on operating expenses.

Recent accounting pronouncements

Accounting Pronouncements Recently Adopted

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. The Company adopted the new standard effective January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows.

Accounting Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which removes certain exceptions related to intra-period tax allocations and deferred tax accounting on outside basis differences in foreign subsidiaries. Additionally, it provides other simplifying measures for the accounting for income taxes. ASU 2019-12 is effective for the Company in the first quarter of 2021 and early adoption is permitted. The Company does not anticipate a material impact from the adoption of the standard but continues to evaluate the impact of the new guidance on its financial position, results of operations and cash flows.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for a limited of time to ease the potential burden in accounting treatments related to contract, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is elective and is permitted upon issuance of the guidance through December 31, 2022. The Company is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 29, 2020:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$119,941	$1,227	$1,104	$122,272

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are mainly classified as Deferred revenue on the unaudited condensed consolidated balance sheets.

Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

The following table reflects the contract balances as of March 29, 2020 and December 31, 2019, respectively:

	Balance Sheet Location	March 29, 2020	December 31, 2019
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$257,582	$277,168
Contract liabilities - current	Deferred revenue	$6,669	$6,450
Contract liabilities - non-current	Other non-current liabilities	$2,294	$2,061

The difference in the balances of the Company’s contract assets and liabilities as of March 29, 2020 and December 31, 2019 primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the three months ended March 29, 2020, $3.6 million of revenue was deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $3.1 million of revenue was recognized for the satisfaction of performance obligations and $2.7 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	March 29, 2020			March 31, 2019
	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions:
Americas	$129,164	$29,026	$158,190	$113,687	$34,342	$148,029
EMEA	17,971	24,177	42,148	25,690	31,273	56,963
APAC	17,528	12,097	29,625	29,988	14,102	44,090
Total	$164,663	$65,300	$229,963	$169,365	$79,717	$249,082
Sales channels:
Service provider	$26,687	$797	$27,484	$36,818	$1,476	$38,294
Non-service provider	137,976	64,503	202,479	132,547	78,241	210,788
Total	$164,663	$65,300	$229,963	$169,365	$79,717	$249,082

Note 4. Balance Sheet Components

Available-for-sale short-term investments

	As of
	March 29, 2020					December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Certificates of deposits	$130	$—	$—	$—	$130	$149	$—	$—	$149
Convertible debt	1,326	—	—	—	1,326	1,326	—	—	1,326
Total	$1,456	$—	$—	$—	$1,456	$1,475	$—	$—	$1,475

The Company’s available-for-sale short-term investments are primarily comprised of convertible debt securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale investments have unrealized losses greater than twelve months.

Inventories

	As of
	March 29, 2020	December 31, 2019
	(In thousands)
Raw materials	$23,416	$28,871
Finished goods	157,186	206,618
Total	$180,602	$235,489

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $2.4 million and $0.9 million for the three months ended March 29, 2020, and March 31, 2019, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

	As of
	March 29, 2020	December 31, 2019
	(In thousands)
Computer equipment	$10,292	$9,883
Furniture, fixtures and leasehold improvements	18,539	18,623
Software	27,877	27,865
Machinery and equipment	60,936	59,637
Total property and equipment, gross	117,644	116,008
Accumulated depreciation and amortization	(101,262)	(98,325)
Total	$16,382	$17,683

Depreciation and amortization expense pertaining to property and equipment was $3.0 million and $2.9 million for the three months ended March 29, 2020, and March 31, 2019, respectively.

Intangibles, net

	As of March 29, 2020			As of December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$59,799	$(57,513)	$2,286	$59,799	$(57,406)	$2,393
Customer contracts and relationships	56,800	(51,638)	5,162	56,800	(50,297)	6,503
Other	10,345	(9,283)	1,062	10,345	(9,137)	1,208
Total	$126,944	$(118,434)	$8,510	$126,944	$(116,840)	$10,104

Amortization of intangibles was $1.6 million and $2.1 million for the three months ended March 29, 2020, and March 31, 2019, respectively.

As of March 29, 2020, estimated amortization expense related to finite-lived intangibles for the remaining years is as follows (in thousands):

2020 (remaining nine months)	$4,611
2021	2,044
2022	527
2023	514
2024	514
Thereafter	300
Total estimated amortization expense	$8,510

Other non-current assets

	As of
	March 29, 2020	December 31, 2019
	(In thousands)
Non-current deferred income taxes	$57,836	$58,930
Long-term investments	3,867	8,147
Other	6,839	7,202
Total	$68,542	$74,279

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term investments

The Company’s long-term investments are primarily comprised of equity investments without readily determinable fair values. The changes in the carrying value of these investments during the three months ended March 29, 2020 is as follows (in thousands):

Carrying value, as of December 31, 2019	$8,147
Additions	250
Impairment	(4,530)
Carrying value, as of March 29, 2020	$3,867

During the three months ended March 29, 2020, the Company recognized an impairment charge of $4.5 million to its equity investments without readily determinable fair values. The impairment was brought about by triggering events impacting the valuation of a number of its privately held long-term investments, partially due to the onset of the COVID-19 pandemic. For the equity investments without readily determinable fair values as of March 29, 2020, cumulative downward adjustments for price changes and impairment was $6.2 million and cumulative upward adjustments for price changes was $0.2 million.

Other accrued liabilities

	As of
	March 29, 2020	December 31, 2019
	(In thousands)
Current operating lease liabilities	$8,697	$9,357
Sales and marketing	70,338	85,605
Warranty obligations	9,923	10,556
Sales returns(1)	49,389	52,612
Freight and duty	6,099	5,633
Other	28,462	25,784
Total	$172,908	$189,547

(1)

Inventory expected to be received from future sales returns amounted to $25.0 million and $26.8 million as of March 29, 2020 and December 31, 2019, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $14.1 million and $14.9 million as of March 29, 2020 and December 31, 2019, respectively.

Note 5. Derivative Financial Instruments

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness of the hedge relationships are tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically executes ten forward contracts per quarter with maturities under six months and with USD notional amount of approximately $6.0 million each that are designated as cash flow hedges.

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. OCI associated with cash flow hedges of foreign currency revenue, cost of revenue and operating expenses are recognized in the same period and in the same line item in the statement of operations as hedged item. The Company did not recognize any material net gains or losses related to anticipated transactions that failed to occur during the three months ended March 29, 2020 and March 31, 2019.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities not already hedged by de-designated cash flow hedges. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. The Company adjusts its non-designated hedges monthly and typically executes about ten non-designated forwards per quarter with maturities less than three months and a USD notional amount of approximately $2.0 million.

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of March 29, 2020, and December 31, 2019, are summarized as follows:

	Balance Sheet			Balance Sheet
	Location	March 29, 2020	December 31, 2019	Location	March 29, 2020	December 31, 2019
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$1,184	$109	Other accrued liabilities	$162	$493
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	368	43	Other accrued liabilities	13	32
Total		$1,552	$152		$175	$525

Refer to Note 12, Fair Value Measurements, in Notes to Unaudited Condensed Consolidated Financial Statements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis on the unaudited condensed consolidated balance sheets. As of March 29, 2020, the Company holds and reports $1.6 million of gross assets and $0.2 million of gross liabilities, net of offset, the Company holds $ 1.4 million of assets and no liabilities.

Effect of Derivative Contracts on Consolidated Statement of Operations and Accumulated Other Comprehensive Income

The effect of the Company’s derivative instruments on AOCI and the unaudited condensed consolidated statements of operations for the three months ended March 29, 2020 and March 31, 2019 are summarized as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign currency forward contracts:
Gains recognized in accumulated other comprehensive income- Effective Portion	$985	$329
Gains (losses) reclassified from accumulated other comprehensive income into Income -Effective Portion (1):
Net revenue	$676	$414
Cost of revenue	$(2)	$(2)
Research and development	$(2)	$(26)
Sales and marketing	$(77)	$(69)
General and administrative	$(13)	$(11)
Derivatives not designated as hedging instruments:
Gains recognized in Other income (expense), net	$1,778	$602

(1)	Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Note 6. Net Income (loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of restricted stock awards, and issuances of shares under the Employee Stock Purchase Plan (the "ESPP"), which are reflected in diluted net income (loss) per share by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net income (loss) per share for the three months ended March 29, 2020 and March 31, 2019 are as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(4,173)	$12,843

Denominator:
Weighted average common shares - basic	29,583	31,483
Potentially dilutive common share equivalent	—	1,391
Weighted average common shares - dilutive	29,583	32,874

Basic net income (loss) per share	$(0.14)	$0.41
Diluted net income (loss) per share	$(0.14)	$0.39

Anti-dilutive employee stock-based awards, excluded	2,485	507

Note 7. Income Taxes

The income tax expense for the three months ended March 29, 2020 and March 31, 2019, was $0.5 million, or an effective tax rate of (14.2)%, and $2.2 million, or an effective tax rate of 14.7%, respectively. The tax expense incurred in the three months ended March 29, 2020 was due to the combination of tax benefit recorded on the pre-tax loss for the period offset by reversal in deferred tax assets. The decline in tax expense compared with the prior year period was due primarily to profit before tax being $15.1 million in the three months ended March 31, 2019 compared to a loss of $3.7 million in the three months ended March 29, 2020. The write-down of deferred tax assets resulted from increases in valuation allowance on investment losses recorded during the period and from the tax effect of shortfalls in stock-based compensation expense. For the period ended March 31, 2019, tax expense was partially offset by the conclusion of a French tax audit that resulting in favorable changes to uncertain tax positions.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next twelve months is approximately $0.6 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act, among other provisions, includes provisions related to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating losses carryback periods, alternative minimum tax credit refunds, modification to net interest expense deduction limitation, and technical amendments to tax depreciation methods for qualified improvement property placed in service after December 31, 2017. The Company does not expect these provisions of The CARES Act to have a material impact to income taxes.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company's purchase orders subject to acknowledgment from its suppliers. As of March 29, 2020, the Company had approximately $79.6 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such loss liability was included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Non-Trade Commitments

As of March 29, 2020, the Company had long term, non-cancellable purchase commitments of $17.4 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, are as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Balance as of beginning of the period	$10,556	$14,412
Provision for warranty liability made	1,683	1,281
Settlements made	(2,316)	(3,162)
Balance as of the end of the period	$9,923	$12,531

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 29, 2020.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 29, 2020.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employment Agreements

The Company has signed various change in control and severance agreements with key executives. Upon a termination without cause or resignation with good reason, executive officers would be entitled to (1) cash severance equal to the executive officer’s annual base salary, and, for the Chief Executive Officer, an additional amount equal to his target annual bonus, (2) 12 months of health benefits continuation and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control of the Company, executive officers would be entitled to (1) cash severance equal to a multiple (2x for the Chief Executive Officer and 1x for all other executive officers) of the sum of the executive officer’s annual base salary and target annual bonus, (2) a number of months (24 for the Chief Executive Officer and 12 for other executive officers) of health benefits continuation and (3) accelerated vesting of all outstanding, unvested equity awards. Severance is conditioned upon the execution and non-revocation of a release of claims. The change in control and severance agreements do not provide for any excise tax gross ups. If the merger-related payments or benefits of the executive officer are subject to the 20% excise tax under Section 4999 of the tax code, then the executive officer will either receive all such payments and benefits subject to the excise tax or such payments and benefits will be reduced so that the excise tax does not apply, whichever approach yields the best after-tax outcome for the executive officer. The Company had no liabilities recorded for these agreements as of March 29, 2020.

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

On February 6, 2015, the Company filed its motion to transfer venue from the Western District of Texas to the Northern District of California with the Court; on February 13, 2015, Via Vadis filed its opposition to the Company’s motion to transfer; and on February 20, 2015, the Company filed its reply brief on its motion to transfer. In early April 2015, the Company received the plaintiff’s infringement contentions, and on June 12, 2015, the defendants served invalidity contentions. On July 30, 2015, the Court granted the Company’s motion to transfer venue to the Northern District of California. In addition, the Company learned that Amazon and Blizzard filed petitions for the inter partes reviews (“IPRs”) for the patents in suit. On October 30, 2015, the Company and Via Vadis filed a joint stipulation requesting that the Court vacate all deadlines and enter a stay of all proceedings in the case pending the Patent Trial and Appeal Board’s final non-

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

appealable decision on the IPRs initiated by Amazon and Blizzard. On November 2, 2015, the Court granted the requested stay. On March 8, 2016, the Patent Trial and Appeal Board issued written decisions instituting the IPRs jointly filed by Amazon and Blizzard. In early March of 2017, The Patent Trial and Appeal Board (PTAB) issued various decisions regarding Amazon’s and Blizzard’s IPRs of the patents in suit. One of the IPRs of the '125 patent resulted in a finding by the PTAB that Amazon and Blizzard had had failed to show invalidity.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On February 24, 2020, the Supreme Court denied Chrimar’s final appeal of the invalidity decisions from the IPRs. On April 24, 2020, the District Court held a case management conference (CMC) related to the ’760 and ’825 patents. The Court granted the Defendants’ request to file early motions for summary judgment for both patents. The motions are due May 22, 2020 and a hearing is scheduled for July 16, 2020.

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

In October 2019, plaintiff withdrew its infringement case for CN100502338C in Beijing, and in December 2019, it withdrew both infringement cases in Heifei. The only remaining infringement case is the one covering CN103138979B in Beijing, for which the parties are awaiting BIMPO’s decision. In October and November 2019, the Company completed all four of its invalidity hearings on both patents before the Beijing and Heifei IP offices. Decisions on all four cases remain pending in both offices.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of April 10, 2020, three of the four infringement cases were withdrawn by the Patentee and the patent in the fourth case was invalidated by the China IP Office. The Parties are awaiting the decision from the hearing on patent CN103138979B. Patentee has three months from the date of the invalidation decision to appeal to the Beijing IP Court.

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

On February 19, 2020, Plaintiff voluntarily dismissed the matter.

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

On March 16, 2020, Plaintiff voluntarily dismissed the matter.

Cassiopeia v. NETGEAR, Inc.

Cassiopeia IP LLC sued the Company in the District of Delaware, on December 21, 2019, alleging infringement of U.S. Patent No. 7,322,046, entitled “Method and System for the Secure Use of a Network Service.” The accused product is the NeoTV MAX Streaming Player.

On March 2, 2020, the Company filed an Answer in the case. On March 11, 2020, the Court granted a stipulation to stay the case pending the result of an IPR filed by United Patents Inc.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Note 9. Stockholders' Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of March 29, 2020, 3.0 million shares remained

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

authorized for repurchase under the repurchase program. In the three months ended March 29, 2020 and March 31, 2019, the Company repurchased, reported based on trade date, approximately 0.6 million shares and 0.4 million shares of common stock, respectively, at a cost of approximately $15.0 million in each period under the repurchase authorization.

The Company repurchased, as reported based on trade date, approximately 54,000 shares of common stock at a cost of $1.3 million and approximately 89,000 shares of common stock at a cost of $3.3 million, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the three months ended March 29, 2020 and March 31, 2019, respectively.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component during the three months ended March 29, 2020 and March 31, 2019:

	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2019	$(2)	$22	$1	$21
Other comprehensive income (loss) before reclassifications	—	985	(175)	810
Less: Amount reclassified from accumulated other comprehensive income	—	582	(122)	460
Net current period other comprehensive income (loss)	—	403	(53)	350
Balance as of March 29, 2020	$(2)	$425	$(52)	$371

	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2018	$(18)	$(8)	$11	$(15)
Other comprehensive income (loss) before reclassifications	15	329	(73)	271
Less: Amount reclassified from accumulated other comprehensive income	—	306	(64)	242
Net current period other comprehensive income (loss)	15	23	(9)	29
Balance as of March 31, 2019	$(3)	$15	$2	$14

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three months ended March 29, 2020 and March 31, 2019:

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$676	$414
Cost of revenue	(2)	(2)
Research and development	(2)	(26)
Sales and marketing	(77)	(69)
General and administrative	(13)	(11)
Total before tax	582	306
Tax impact	(122)	(64)
Total, net of tax	$460	$242

Note 10. Employee Benefit Plans

The Company grants options and RSUs under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Award vesting periods for this plan are generally four years. As of March 29, 2020, approximately 1.6 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. As of March 29, 2020, approximately 0.5 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity during the three months ended March 29, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019	2,188	$26.03
Exercised	(22)	$20.87
Expired	(3)	$22.07
Outstanding as of March 29, 2020	2,163	$26.09

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSU Activity

RSU activity during the three months ended March 29, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019	1,587	$33.95
Granted	40	$26.08
Vested	(151)	$40.20
Cancelled	(17)	$36.02
Outstanding as of March 29, 2020	1,459	$33.07

Valuation and Expense Information

The Company measures stock-based compensation at the grant date based on the estimated fair value of the award. Estimated compensation cost relating to RSUs is based on the closing fair market value of the Company’s common stock on the date of grant. The fair value of options granted and the purchase rights granted under the ESPP is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. The estimated expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate of options granted and the purchase rights granted under the ESPP is based on the implied yield currently available on U.S. Treasury securities with a remaining term commensurate with the estimated expected term. Expected volatility of options granted under the 2016 Plan and the purchase rights granted under the ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term.

No options were granted during the three months ended March 29, 2020 and March 31, 2019. The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP during the three months ended March 29, 2020 and March 31, 2019:

	Three Months Ended
	March 29, 2020	March 31, 2019
	ESPP
Expected life (in years)	0.5	0.5
Risk-free interest rate	1.55%	2.49%
Expected volatility	38.8%	42.6%
Dividend yield	—	—

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Cost of revenue	$705	$668
Research and development	1,034	1,192
Sales and marketing	1,779	2,041
General and administrative	2,818	2,557
Total	$6,336	$6,458

As of March 29, 2020, $6.8 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years. $36.9 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.0 years.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income (loss) before income taxes is as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019

Net Revenue:
Connected Home	$164,663	$169,365
SMB	65,300	79,717
Total net revenue	$229,963	$249,082

Contribution Income:
Connected Home	$13,587	$19,119
Contribution margin	8.3%	11.3%
SMB	$13,567	$22,685
Contribution margin	20.8%	28.5%
Total segment contribution income	$27,154	$41,804
Corporate and unallocated costs	(18,962)	(19,132)
Amortization of intangibles (1)	(1,519)	(2,010)
Stock-based compensation expense	(6,336)	(6,458)
Separation expense	—	(264)
Change in fair value of contingent consideration	222	—
Restructuring and other charges	135	68
Litigation reserves, net	(25)	—
Interest income, net	262	701
Other income (expense), net	(4,586)	341
Income (loss) before income taxes	$(3,655)	$15,050

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.

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

The following table shows net revenue by geography for the periods indicated:

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
United States ("U.S.")	$154,805	$145,791
Americas (excluding U.S.)	3,385	2,238
EMEA	42,148	56,963
APAC	29,625	44,090
Total net revenue	$229,963	$249,082

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets by Geographic Region

The Company’s long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, net are located in the following geographic locations:

	As of
	March 29, 2020	December 31, 2019
	(In thousands)
United States ("U.S.")	$21,908	$23,137
Americas (excluding U.S.)	3,522	4,036
EMEA	4,197	3,782
China	4,591	5,040
APAC (excluding China) (1)	9,731	10,605
Total	$43,949	$46,600

(1)	No individual country, other than disclosed above, represented more than 10% of the Company’s total long-lived assets in the periods presented.

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 29, 2020 and December 31, 2019:

	As of March 29, 2020
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$22,160	$22,160	$—	$—
Available-for-sale debt investments: convertible debt(1)	1,326	—	—	1,326
Available-for-sale investments: certificates of deposit(1)	130	—	130	—
Trading securities: mutual funds(1)	3,966	3,966	—	—
Foreign currency forward contracts(2)	1,552	—	1,552	—
Total assets measured at fair value	$29,134	$26,126	$1,682	$1,326
Liabilities:
Foreign currency forward contracts(3)	$175	$—	$175	$—
Contingent consideration(4)	5,705	—	—	5,705
Total liabilities measured at fair value	$5,880	$—	$175	$5,705

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2019
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$22,105	$22,105	$—	$—
Available-for-sale debt investments: convertible debt(1)	1,326	—	—	1,326
Available-for-sale investments: certificates of deposit(1)	149	—	149	—
Trading securities: mutual funds(1)	4,023	4,023	—	—
Foreign currency forward contracts(2)	152	—	152	—
Total assets measured at fair value	$27,755	$26,128	$301	$1,326
Liabilities:
Foreign currency forward contracts(3)	$525	$—	$525	$—
Contingent consideration(4)	5,928	—	—	5,928
Total liabilities measured at fair value	$6,453	$—	$525	$5,928

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.
(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.
(3)	Included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.
(4)

Included in Other non-current accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Meural in August 2018 that is contingent upon the achievement of certain technical and service revenue milestones. As of March 29, 2020 and December 31, 2019, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date.

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

Note 13. Leases

The Company's leases operating leases for office space, cars, distribution centers and equipment under non-cancellable lease arrangements with various expiration dates through December 2026. The leases have remaining lease terms of 1 year to 6 years, some of which include options to extend for up to a further 5 years, and some of which include options to terminate prior to completion of the contractual lease term with or without penalties. The Company determines the duration of the lease arrangement giving thought to whether or not it is reasonably certain that the Company will exercise options to extend or terminate the lease arrangement ahead of its contractual term. The leases do not contain any material residual value guarantees.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of lease cost were as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In Thousands)
Operating lease cost	$2,880	$2,969
Short-term lease cost (1)	114	379
Total lease cost (2)	$2,994	$3,348

(1)	Includes variable lease cost, which was immaterial.
(2)	Included in cost of revenue, sales and marketing, research and development and general and administration in the Company’s unaudited condensed statement of operations.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$3,074	$3,038

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,295	$577

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR, Inc.’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding continued profitability and cash generation; expectations regarding the timing, distribution, sales momentum and market acceptance of recent and anticipated new product introductions that position the Company for growth and market share gain; and expectations regarding NETGEAR's paid subscriber base growth, registered users and registered app users and their effect on NETGEAR's paid subscriber base. These statements are based on management's current expectations and are subject to certain risks and uncertainties, including the following: uncertainty surrounding the duration and impact of the global COVID-19 pandemic; future demand for the Company's products may be lower than anticipated; consumers may choose not to adopt the Company's new product offerings or adopt competing products; product performance may be adversely affected by real world operating conditions; the Company may be unsuccessful or experience delays in manufacturing and distributing its new and existing products; telecommunications service providers may choose to slow their deployment of the Company's products or utilize competing products; the Company may be unable to grow its number of registered users and/or registered app users; the Company may be unable to grow its paid subscriber base; the Company may be unable to collect receivables as they become due; the Company may fail to manage costs, including the cost of developing new products and manufacturing and distribution of its existing offerings; the Company may fail to successfully continue to effect operating expense savings; changes in the level of NETGEAR's cash resources and the Company's planned usage of such resources, including potential repurchases of the Company’s common stock; changes in the Company's stock price and developments in the business that could increase the Company's cash needs; fluctuations in foreign exchange rates; and the actions and financial health of the Company's customers. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

Business and Executive Overview

We are a global company that delivers innovative, advanced high performance networking technologies and Internet connected products to consumers, businesses, and service providers. Our products are designed to simplify and improve people’s lives. Our goal is to enable people to collaborate and connect to a world of information and entertainment. We are dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console, online and cloud game play. Our products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and to capitalize on technological inflection points and trends, such as WiFi 6, 5G and Pro-AV. Our product lines consist of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as smart digital canvasses. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which our products are sold.

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

The markets in which our segments operate are intensely competitive and subject to rapid technological change. We believe that the principal competitive factors in the consumer and small and medium business markets for networking products include product breadth, price points, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, security, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in developing new products and subscription services, enhancing our current products, expanding our channels including our direct to consumer capabilities, increasing engagement with our customers and maintaining customer satisfaction worldwide. Our investments reflect our enhanced focus on cybersecurity relating to our products and systems, as the threat of cyber-attacks and exploitation of potential security vulnerabilities in our industry is on the rise and is increasingly a significant consumer concern.

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers and our webstore at www.netgear.com for the U.S. market. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Wal-Mart, Staples, Office Depot, Target, FNAC (Europe), MediaMarkt (Europe), Darty (France), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com worldwide, Newegg.com (US), JD.com and Alibaba (China), as well as Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, D&H, Tech Data, Exertis (U.K.) and Synnex. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. We expect this trend will continue in the foreseeable future.

During the three months ended March 29, 2020, our net revenue and income from operations decreased by $19.1 million and $13.3 million, compared to the prior year period, respectively. The decrease in net revenue was primarily due to a combination of lower service provider revenue of $10.8 million and the prior year period benefitting from a pull-forward of demand from U.K. channel partners in advance of the originally scheduled BREXIT deadline. The fall in service provider net revenue was partially offset by higher net revenue from non-service provider customers in the Americas, which saw increased demand in response to work from home mandates resulting from the COVID-19 pandemic.
Gross margin decreased to 28.8% from 32.9% in the prior year period, primarily due to product mix, higher provisions for sales returns and warranty expenses and higher channel promotional activities deemed to be a reduction of revenue. The decline in gross margin was partially offset by a decrease of $2.4 million in operating expenses, primarily driven by lower expenditures in sales and marketing of $2.8 million.

On a geographic basis, net revenue increased in Americas and decreased in EMEA and APAC in the three months ended March 29, 2020 as compared to the prior year period. The increase in Americas net revenue was primarily driven by net revenue of our mobile, broadband modem and gateway and home wireless products, partially offset by lower net revenue of our switches, and network storage products. The fall in EMEA was primarily driven by lower net revenue of our switches, home wireless, and mobile products. The decline in APAC was primarily due to lower net revenue of broadband modem and gateway, home wireless, mobile and switch products.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption of financial markets. The onset of the COVID-19 pandemic initially impacted our supply chain partners, lowering finished good receipts by approximately 30% compared to planned receipts in the three months ended March 29, 2020. At the same time, we saw a significant increase in airfreight rates to secure supply in response to reduced capacity by carriers. In March 2020, the spread of the pandemic to the US and mainland Europe resulted in a surge in demand for Connected Home products as consumers responded to work from home and shelter-in-place measures. In addition, demand for SMB products began to weaken as businesses faced closures and reacted to the uncertainty caused by the pandemic. By the middle of March 2020, the majority of our major offices worldwide had enacted shelter-in-place measures, with employees being mandated to work from home. We enabled our crisis management team and put in place travel restrictions initially to/from Mainland China and Hong Kong early in the quarter, and subsequently restricted all international travel, while limiting domestic travel to essential travel only in order to protect the health and well-being of our workforce and prevent the spread of the virus. A number of our large customers were designated as essential service providers allowing us to fulfill demand without restrictions. By the close of the quarter, a number of our large retail trading partners had closed their stores and began fulfilling customer demand through a combination of curbside pick-up and online sales. Our wholesale distributors in certain regions, such as Italy, have been subject to disruption and forced to operate on a reduced basis. In addition, we have donated hundreds of mobile hotspots to various San Francisco Bay Area school districts in the U.S. for student use as part of our response to helping our local community cope with the effects of the pandemic.

Given the current business shutdown and shelter-in-place/stay-at-home orders in various parts of the world, and the uncertainty of how and when such lockdowns will be eased, we are withdrawing our prior targets of net revenue growth and gross margin for 2020 as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The COVID-19 pandemic has brought about a considerable shift in our business while increasing uncertainty. We are seeing a surge in demand for our Connected Home products in both service provider and non-service provider channels. We expect service provider net revenue in the second fiscal quarter to increase 50% compared with the first fiscal quarter of 2020. We cannot predict how long the surge in demand for Connected Home products from non-service provider channels will last or what that demand will look like after it subsides. In the next two quarters, we expect limitations to supply capacity which is expected to be constrained by material availability, factory uptime and freight capacity. With the shift in demand from retail to online, we expect channel inventory to decline as channel partners move to more efficient operating structures, which could further constrain our net revenue. We expect SMB businesses to reduce infrastructure investments or delay projects which will impact demand and result in an approximately 25% decline in net revenue in the second fiscal quarter of 2020 sequentially. The change in net revenue mix is expected to adversely impact both gross and operating margin as SMB products typically have a higher margin attainment than Connected Home products. Further, while we currently expect supply chain partners to be able to return operations to normal capacity in the second quarter of 2020, any further disruption brought about by COVID-19 to supply chain partners, production schedules or freight carriers could have a significant negative impact on gross and operating margin performance. As a result of the aforementioned factors, while we are unable to predict what operating profit may be in the second fiscal quarter of 2020, we do not believe it will exceed the level attained in the first fiscal quarter of 2020.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transport, all of which are uncertain and cannot be predicted. The impact of the pandemic on our employees, their health and well-being and our ability to instill our company culture and maintain productivity is uncertain and cannot be predicted. We have seen an increase in work from home and distance learning mandates and believe the pandemic will mark a favorable move to greater participation by companies and employees in such environments, however we are unable to assess such impacts. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the COVID-19 pandemic.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the three months ended March 29, 2020, with the comparable reporting period in the preceding year.

	Three Months Ended
	March 29, 2020		March 31, 2019
	(In thousands, except percentage data)
Net revenue	$229,963	100.0%	$249,082	100.0%
Cost of revenue	163,722	71.2%	167,074	67.1%
Gross profit	66,241	28.8%	82,008	32.9%
Operating expenses:
Research and development	19,739	8.6%	18,832	7.6%
Sales and marketing	33,031	14.3%	35,855	14.3%
General and administrative	13,134	5.7%	13,117	5.3%
Other operating expenses (income), net	(332)	(0.1)%	196	0.1%
Total operating expenses	65,572	28.5%	68,000	27.3%
Income from operations	669	0.3%	14,008	5.6%
Interest income, net	262	0.1%	701	0.3%
Other income (expense), net	(4,586)	(2.0)%	341	0.1%
Income (loss) before income taxes	(3,655)	(1.6)%	15,050	6.0%
Provision for income taxes	518	0.2%	2,207	0.8%
Net income (loss)	$(4,173)	(1.8)%	$12,843	5.2%

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

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Americas	$158,190	6.9%	$148,029
Percentage of net revenue	68.8%		59.4%
EMEA	$42,148	(26.0)%	$56,963
Percentage of net revenue	18.3%		22.9%
APAC	$29,625	(32.8)%	$44,090
Percentage of net revenue	12.9%		17.7%
Total net revenue	$229,963	(7.7)%	$249,082

Americas

Net revenue in Americas increased in the three months ended March 29, 2020, compared to the prior year period. The increase was largely due to increased demand for our Connected Home products in response to work from home mandates resulting from the COVID-19 pandemic. The increase was offset by lower SMB net revenue as the pandemic negatively impacted demand. From a product perspective, the increase in net revenue was primarily driven by mobile products, broadband modem and gateway and home wireless products, partially offset by lower net revenue of our switches, and network storage products.

EMEA

Net revenue in EMEA decreased in the three months ended March 29, 2020, compared to the prior year period. The decline was largely due to the prior year period benefiting from a pull forward of demand from UK distribution partners in advance of the original scheduled BREXIT. In addition, net revenue from service provider customers declined by $5.6 million year over year as our partners awaited the launch of 5G products. The net revenue decline was mainly experienced in switches, home wireless, and mobile products.

APAC

The decrease of net revenue in APAC for the three months ended March 29, 2020, compared to the prior year period, was mainly driven by lower net revenue of $10.3 million from our service provider customers, which largely driven by service provider revenue in Australia, as our customers in region awaited the launch of 5G products. The decline in APAC net revenue was primarily due to lower net revenue of broadband modem and gateway, home wireless, mobile and switch products.

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

We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, warranty and overhead costs, inbound freight and duty/tariffs, conversion costs, charges for excess or obsolete inventory, amortization of acquired intangibles and capitalized software development costs. The following table presents costs of revenue and gross margin, for the periods indicated:

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Cost of revenue	$163,722	(2.0)%	$167,074
Gross margin percentage	28.8%		32.9%

Cost of revenue decreased for the three months ended March 29, 2020 compared to the prior year period, mainly due to lower net revenue and Section 301 tariffs incurred.

Gross margin decreased for the three months ended March 29, 2020 compared to the prior year period, primarily due to product mix, higher provisions for sales returns and warranty expenses, and higher channel promotional activities deemed to be a reduction of revenue. The decline in gross margin was partially due to significantly lower net revenue of SMB products compared with the prior year period.

In the first fiscal quarter of 2020, our supply chain partners operated at reduced capacity due to the COVID-19 pandemic, which increased the product transfer cost of inventory sourced in the first fiscal quarter of 2020 expected to be sold in the second fiscal quarter of 2020. Additionally, air freight carriers have been operating at reduced capacity resulting in significantly increased rates associated with supply. While we expect supply chain partners to return operations to normal capacity in the second quarter of 2020, any further disruption brought about by COVID-19 to supply chain partners, production schedules or capacity offered by freight carriers could have a significant negative impact on gross margin performance. Further, in the second quarter of 2020, we expect a decline of approximately 25% in net revenue from SMB sequentially which is expected to negatively impact gross margin percentage as SMB products typically achieve a higher margin attainment than CHP. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; import customs duties and imposed tariffs; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight and repair costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales, particularly to service provider customers. We expect that revenue derived from paid subscription service plans will increase in the future, which may have a positive impact on our gross margin. From time to time, however, we may experience fluctuations in our gross margin as a result of the factors discussed above.

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

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Research and development	$19,739	4.8%	$18,832

Research and development expense increased for the three months ended March 29, 2020, compared to the prior year period, mainly due to increases in engineering projects and outside professional services of $1.8 million, partially offset by declines in IT and facility allocations of $0.5 million. Research and development headcount was 276 as of March 29, 2020 and 275 as of March 31, 2019.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services to combat competitive pressures. We continue to invest in research and development to grow our cloud platform capabilities, and connected home products portfolio including services and mobile applications, expand our Pro-AV, web-managed, app-managed, 10Gig and PoE switch products, and develop innovative WiFi and 4G/5G mobile Advanced and 5G coverage solutions. For the second fiscal quarter of 2020, we expect research and development expenses to be in line with the first fiscal quarter of 2020. Research and development remains critical to our future success and we expect to continue to allocate resources to help accelerate growth in key strategic areas such as the continued development of our WiFi 6 product portfolio as well as service offerings. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Sales and marketing	$33,031	(7.9)%	$35,855

Sales and marketing expense decreased for the three months ended March 29, 2020, compared to the prior year period, primarily attributable to decreases in marketing expenditures of $1.3 million primarily due to fewer brand marketing campaigns and personnel-related expenditures of $1.0 million. The reduction in personnel-related expenditures was primarily attributable to headcount reducing from 297 as of March 31, 2019 to 272 as of March 29, 2020. The fall in headcount was primarily associated with restructuring activities during the latter part of fiscal 2019 as we reduced headcount in China and a number of other countries in APAC and EMEA. In addition, we closed offices in some of the affected jurisdictions.

We expect our sales and marketing expense in the second fiscal quarter of 2020 to be in line with the first fiscal quarter of 2020. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of net revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of net revenue per authoritative guidance.

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

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
General and administrative	$13,134	0.1%	$13,117

General and administrative expense remained relatively flat for the three months ended March 29, 2020, compared to the prior year period. General and administrative headcount was 143 as of March 29, 2020 and 145 as of March 31, 2019.

We expect our general and administrative expenses in the second fiscal quarter of 2020 to be in line with the first fiscal quarter of 2020. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Other operating expenses (income), net

Other operating expenses (income), net consists of separation expense, restructuring and other charges, litigation reserves, net and change in the fair value of contingent consideration.

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Other operating expenses (income), net	$(332)	**	$196
**	Percentage change not meaningful.

The change in Other operating expenses (income), net in the three months ended March 29, 2020 was not material compared to the prior year period.

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

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Interest income, net	$262	(62.6)%	$701
Other income (expense), net	(4,586)	**	341
Total	$(4,324)	**	$1,042
**	Percentage change not meaningful.

Interest income, net decreased for the three months ended March 29, 2020, mainly due to lower short term invested balances and lower yields on invested funds.

The change in other income (expense), net in the three months ended March 29, 2020 compared to the prior year period was primarily due to $4.5 million of impairment charges brought about by triggering events impacting the valuation of a number of our privately held long-term investments, partially due to the onset of the COVID-19 pandemic. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three months ended March 29, 2020. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 5. Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Provision for income taxes	$518	(76.5)%	$2,207
Effective tax rate	(14.2)%		14.7%

Income tax expense decreased for the three months ended March 29, 2020, compared to the prior year period. The tax expense incurred in the three months ended March 29, 2020 was due to the combination of tax benefit recorded on the pre-tax loss for the period offset by reversal in deferred tax assets. The decline in tax expense compared with the prior year period was due primarily to profit before tax being $15.1 million in the three months ended March 31, 2019 compared to a loss of $3.7 million in the three months ended March 29, 2020. The write-down of deferred tax assets resulted from increases in valuation allowance on investment losses recorded during the period and from the tax effect of shortfalls in stock based compensation expense. For the period ended March 31, 2019, tax expense was partially offset by the conclusion of a French tax audit, resulting in favorable changes to uncertain tax positions.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act, among other provisions, includes provisions related to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating losses carryback periods, alternative minimum tax credit refunds, modification to net interest expense deduction limitation, and technical amendments to tax depreciation methods for qualified improvement property placed in service after December 31, 2017. The Company does not expect these provisions of The CARES Act to have a material impact to income taxes.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 11. Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Connected Home

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(in thousands, except percentage data)
Net revenue	$164,663	(2.8)%	$169,365
Percentage of net revenue	71.6%		68.0%
Contribution income	$13,587	(28.9)%	$19,119
Contribution margin	8.3%		11.3%

The decrease in Connected Home segment net revenue in the three months ended March 29, 2020, compared to the prior year period, was mainly driven by lower net revenue of $10.1 million to service provider customers. The fall in service provider net revenue was partially offset by higher net revenue from non-service provider customers in the Americas, which saw increased demand in response to work from home mandates resulting from the COVID-19 pandemic. We experienced declines in net revenue of broadband modem and gateway and home wireless products, partially offset by increased net revenue of our mobile products. The decline in home wireless was mainly attributable to older technologies, largely offset by net revenue from WiFi 6 products. From a geographic perspective, we experienced net revenue growth in Americas with declines in EMEA and APAC, compared to the prior year period.

Contribution income decreased in three months ended March 29, 2020, compared to the prior year period, primarily due to lower net revenue and gross margin attainment. The lower gross margin attainment was mainly driven by higher provisions for sales returns and warranty expense, higher channel promotional activities deemed to be a reduction of revenue and higher provisions for excess and obsolete inventory.

SMB

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(in thousands, except percentage data)
Net revenue	$65,300	(18.1)%	$79,717
Percentage of net revenue	28.4%		32.0%
Contribution income	$13,567	(40.2)%	$22,685
Contribution margin	20.8%		28.5%

SMB segment net revenue decreased for the three months ended March 29, 2020, compared to the prior year period, mainly due to revenue in the prior year period benefiting from a pull forward of demand from UK distribution partners in advance of the original scheduled BREXIT deadline. In addition, the onset of the COVID-19 pandemic negatively impacted net revenue in the Americas as channel partners experienced disruption to their businesses. From a product perspective, the decline was primarily in switches and network storage products, both driven by lower sales to our non-service provider customers. Geographically, net revenue decreased in all three regions, compared to the prior year period.

Contribution income decreased for the three months ended March 29, 2020, compared to the prior year period, primarily as a result of lower net revenue, lower gross margin attainment, and higher operating expenses as a proportion of net revenue.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of March 29, 2020, we had cash, cash equivalents and short-term investment of $209.7 million, an increase of $14.0 million from $195.7 million as of December 31, 2019.

As of March 29, 2020, approximately 44% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the US, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

The following table presents our cash flows for the periods presented.

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Cash provided by (used in) operating activities	$29,005	$(37,193)
Cash provided by (used in) investing activities	(1,506)	35,841
Cash used in financing activities	(13,415)	(14,015)
Net cash increase (decrease)	$14,084	$(15,367)

Operating activities

Net cash provided by operating activities was $29.0 million for the three months ended March 29, 2020 compared to $37.2 million of cash used in the prior year period, primarily due to favorable working capital movements, partially offset by lower net income. The higher net cash inflow from working capital was mainly driven by lower inventory holding and lower payments to suppliers.

Our DSO decreased to 100 days as of March 29, 2020 as compared to 102 days as of December 31, 2019. Our accounts payable decreased from $80.5 million as of December 31, 2019 to $39.2 million as of March 29, 2020 as inventory receipts from trade suppliers were lower in the three months ended March 29, 2020 compared to the three months ended December 31, 2019, in part due to disruptions to supply chains as a result of the COVID-19 pandemic. Inventory decreased from $235.5 million as of December 31, 2019 to $180.6 million as of March 29, 2020. Ending inventory turns were 3.6 in the three months ended March 29, 2020 up from 3.1 turns in the three months ended December 31, 2019.

Investing activities

Net cash used in investing activities was $1.5 million in the three months ended March 29, 2020 compared to $35.8 million of cash provided in the prior year period. During the three months ended March 29, 2020, investing cash outflows mainly related to purchases of property and equipment. In the prior year period, $47.1 million of cash received from maturities of short-term investments more than offset the cash outflows on purchases of property and equipment and long-term assets.

Financing activities

Net cash used in financing activities was $13.4 million in the three months ended March 29, 2020, lower by $0.6 million, compared to $14.0 million in the prior year period, primarily due to lower payments relating to restricted stock unit tax withholdings, partially offset by lower proceeds from exercise of stock options.

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of March 29, 2020, 3.0 million shares remained authorized for repurchase under the repurchase program. We repurchased and retired, reported based on trade date, approximately 0.6 million and 0.4 million shares of common stock for the three months ended March 29, 2020 and March 31, 2019, respectively, and at a cost of approximately $15.0 million for each period. We also repurchased and retired, reported based on trade date, approximately 54,000 and 89,000 shares of common stock, at a cost of approximately $1.3 million and $3.3 million during the three months ended March 29, 2020 and March 31, 2019, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. For a detailed discussion of our common stock repurchases, refer to Note 9. Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We recognize the importance of maintaining a strong cash position in a time of uncertainty and intend to balance our practice of repurchasing shares with our desire to maintain a strong balance sheet.

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

Contractual Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of March 29, 2020, from those as of December 31, 2019 disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

We have entered into various master purchase agreements for inventory with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on our purchase orders subject to acknowledgment from our suppliers. As of March 29, 2020, we had approximately $79.6 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such loss liability was included in Other accrued liabilities on our unaudited condensed consolidated balance sheets. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

We lease office space, cars, distribution centers and equipment under non-cancelable operating leases with various expiration dates through December 2026. The terms of certain of our facility leases provide for rental payments on a graduated scale. Lease expense is recognized on a straight-line basis over the lease term. Refer to Note 13. Leases, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for details on our leases. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

As of March 29, 2020, we had long term, non-cancellable purchase commitments of $17.4 million pertaining to non-trade activities.

As of March 29, 2020, we had an estimated long-term liability of $6.5 million related to a one-time transaction tax that resulted from the passage of the Tax Act.

As of March 29, 2020, we had $11.4 million of gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months is approximately $0.6 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements

As of March 29, 2020, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base these estimates on historical and anticipated results, trends and various other assumptions that we believe are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates under different assumptions and conditions.

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2019. Refer to Note 1. The Company and Basis of Presentation and Note 2. Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for the risks and uncertainties related to the COVID-19 pandemic and the updated accounting policy on credit losses upon the adoption of ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326)" as of January 1, 2020, respectively.

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

During the three months ended March 29, 2020, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 8. Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2020.

*The COVID-19 pandemic could materially adversely affect our financial condition and results of operations.

The novel strain of the coronavirus identified in late 2019 (COVID-19) has spread as a global pandemic throughout many parts of Asia, Europe, the Middle East, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus. These efforts include travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our vendors, suppliers and manufacturing partners. The extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors, including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions.

While our manufacturing partners and component suppliers mostly have been able to continue to operate to date in compliance with applicable regulations and current limitations, future restrictions on their operations could impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. Similarly, current and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, can also impact our ability to meet demand and could materially adversely affect us. We have already observed a significant increase in the cost of air freight as a result of the pandemic, which negatively affects our profitability as we seek to transport products from manufacturing locations in Asia to other markets around the world. In addition, rapidly shifting consumer demand during the pandemic can lead to unexpected results of operations. Although we have seen an increase in demand for our Connected Home products due to consumers responding to work-from-home and shelter-in-place measures, we do not know how long this increase may last. We also have seen a weakening in demand for our SMB products as businesses reacted to the uncertainty caused by the pandemic and placed projects on hold. Because of this shift in demand, and the fact that our SMB products generally have more favorable margins than our Connected Home products, our overall profitability and other financial results could be negatively impacted.

The pandemic has significantly increased economic and demand uncertainty and also has led to increased disruption and volatility in capital markets and credit markets. It is likely that the current severe economic slowdown resulting from the pandemic could lead to a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. Risks related to a slowdown or recession include the risk that demand for our products will be significantly harmed over time, if consumers choose to delay product upgrades or various projects in order to conserve funds. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on demand for our products. These expectations are subject to change without warning.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product development, testing, customer support, and other activities, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. In addition, work-from-home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it.

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the degree to which the pandemic impacts our customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us. The impact of COVID-19 can also exacerbate other risks discussed below, which could in turn have a material adverse effect on us. Developments related to COVID-19 have been rapidly changing, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	the duration and impact of the COVID-19 pandemic, particularly on our supply chain, our channel partners and our end market sales;
•	changes in the pricing policies of or the introduction of new products by us or our competitors;
•	introductions of new technologies and changes in consumer preferences that result in either unanticipated or unexpectedly rapid product category shifts;
•	slow or negative growth in the networking product, personal computer, Internet infrastructure, smart home, home electronics and related technology markets;
•	seasonal shifts in end market demand for our products, particularly in our Connected Home business segment;
•	delays in the introduction of new products by us or market acceptance of these products;

•	increases in expenses related to the development, introduction and marketing of new products that adversely impact our margins;
•	unanticipated decreases or delays in purchases of our products by our significant traditional and online retail customers;
•	the inability to maintain stable operations by our suppliers and other parties with which we have commercial relationships;
•	component supply constraints or sudden, unforeseen price increases from our vendors;
•	unexpected challenges or delays in our ability to further develop services and applications that complement our products and result in meaningful subscriber growth and future recurring revenue;
•	unanticipated increases in costs, including air freight, associated with shipping and delivery of our products;
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

Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for networking and smart home products. A severe and/or prolonged economic downturn could adversely affect our customers' financial condition and the levels of business activity of our customers. Weakness in, and uncertainty about, global economic conditions may cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products. As also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the COVID-19 pandemic has significantly increased economic and demand uncertainty. It is likely that the current severe economic slowdown resulting from the pandemic could lead to a global recession. Adverse changes in economic conditions, including as a result of the pandemic, can significantly harm demand for our products and make it more challenging to forecast our operating results and make business decisions.

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

*We rely on a limited number of traditional and online retailers, wholesale distributors and service provider customers for a substantial portion of our sales, and our net revenue could decline if they refuse to pay our requested prices or reduce their level of purchases, if there are unforeseen disruptions in their businesses, or if there is significant consolidation in our customer base that results in fewer customers for our products.

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

Furthermore, some of our customers are also our competitors in certain product categories, which could negatively influence their purchasing decisions. For example, Amazon owns Eero, one of our competitors in the mesh WiFi systems product category. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed. In addition, unforeseen disruptions in the businesses of any of our key customers could adversely impact the sale of our products to end users and the quantity of products our customers decide to purchase from us. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the unexpected need of many of our retail customers to close their physical locations due to the pandemic forced them to rapidly shift to online methods of selling products. This shift may have a longer-term impact on the inventory levels these customers choose to carry. Also during the pandemic, some channel partners have prioritized the sale and delivery of other categories of products ahead of ours.

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

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region, and any disruptions due to natural disasters, health epidemics and political, social and economic instability in the region would affect the ability of our third party manufacturers to manufacture our products. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the outbreak of the COVID-19 pandemic has led to the temporary closure of many factories, businesses, schools and public spaces, as well as travel restrictions impacting the movement of people and goods. If these closures and restrictions continue for a substantial period of time, they may disrupt important elements of our supply chain, including the operation of our third party manufacturing facilities and other key service providers, the availability of labor, and the supply of necessary components. If the cost of production charged by our third party manufacturers increases, it may affect our margins and ability to lower prices for our products to stay competitive. Labor unrest in Southeast Asia, China or other locations where our products are manufactured may also affect our third party manufacturers as workers may strike and cause production delays. If our third party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing and assembling our products and our business would be significantly harmed.

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

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers' ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted crises, such as the COVID-19 pandemic, could lead to eventual shortages of necessary components sourced from impacted regions. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Malicious actors may develop and deploy malware that is designed to manipulate our products and systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our information technology systems, our data or our customers' data. We have established a crisis management plan and business continuity program. While we regularly test the plan and the program, there can be no assurance that the plan and program can withstand an actual or serious disruption in our business, including a data protection breach or cyber-attack. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. As a result of the COVID-19 pandemic, discussed further in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, most of our major offices worldwide have enacted shelter-in-place measures, with employees being mandated to work from home. These working from home arrangements present additional cybersecurity risks, including potential increases in malware and phishing attacks, greater challenges to secure home office data, and potential service degradation or disruption to key internal business applications and third-party services. Although we have taken measures to address these risks, they present challenges that could impact business operations and could cause recovery times to increase. If our computer systems and servers become unavailable at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 33% of overall net revenue in the first quarter of fiscal 2020 and approximately 36% of overall net revenue in fiscal 2019. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

In addition, war, terrorism, geopolitical uncertainties, public health issues, sudden changes in trade and immigration policies (such as the higher tariffs on certain products imported from China enacted by the current U.S. administration), and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control, including the COVID-19 pandemic discussed further in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above. In addition, in the past, labor disputes at third-party manufacturing facilities have led to workers going on strike, and labor unrest could materially affect our third-party manufacturers' abilities to manufacture our products.

Such events could decrease demand for our products, make it difficult, more expensive or impossible for us to make and deliver products to our customers or to receive components from our direct or indirect suppliers, and create delays and inefficiencies in our supply chain. Major public health issues, including pandemics such as COVID-19, could negatively affect us through more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers.

We are currently involved in numerous litigation matters in the ordinary course and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, consumer class actions and securities class actions, any of which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, along with Arlo Technologies and individuals and underwriters involved in Arlo's initial public offering, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 8. Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

*We invest in companies for both strategic and financial reasons, but may not realize a return on our investments.

We have made, and continue to seek to make, investments in companies around the world to further our strategic objectives and support our key business initiatives. These investments may include equity or debt instruments of public or private companies, and may be non-marketable at the time of our initial investment. We do not restrict the types of companies in which we seek to invest. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on other equity investments. For example, during the first quarter of 2020, we recognized an impairment charge of $4.5 million brought about by triggering events impacting the valuation of a number of our privately held long-term investments, partially due to the onset of the COVID-19 pandemic. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain adverse accounting issues, such as potential consolidation of financial results.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;
•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors' growth rates;
•	conditions in the financial markets in general or changes in general economic conditions, including government efforts to mitigate the severe economic downturn resulting from the COVID-19 pandemic;
•	actual or anticipated changes in governmental regulation, including taxation and tariff policies;
•	interest rate or currency exchange rate fluctuations;
•	our ability to forecast or report accurate financial results; and
•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.
(b)	None.
(c)	Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 26, 2020	583,702	$25.71	583,702	2,994,898
January 27, 2020 - February 23, 2020	49,283	$25.72	—	2,994,898
February 24, 2020 - March 29, 2020	4,234	$18.87	—	2,994,898
Total	637,219	$25.67	583,702

(1)

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the three months ended March 29, 2020, we repurchased and retired, reported based on the trade date, approximately shares of 0.6 million common stock at a cost of $15.0 million under the authorizations.

(2)

During the three months ended March 29, 2020, we repurchased, as reported based on trade date, approximately 54,000 shares of common stock at a cost of $1.3 million to facilitate tax withholding for RSUs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1

10.1	Executive Bonus Plan	8-K	2/5/2020	99.2

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X

32.1#	Section 1350 Certification of Principal Executive Officer				X

32.2#	Section 1350 Certification of Principal Financial Officer				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104*	Cover Page Interactive Data File				X

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

Date: May 1, 2020